Form 10-Q
period 1999-03-31
STANCORP FINANCIAL GROUP INC
filed 1999-06-01
CIK 1079577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended March 31, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from         to

                        Commission File Number: 1-14925

                               ----------------

                        STANCORP FINANCIAL GROUP, INC.
            (Exact name of registrant as specified in its charter)

                   Oregon                                        93-1253576
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                 1100 SW Sixth Avenue, Portland, Oregon, 97204
                   (Address of principal executive offices)

                                (503) 321-7000
             (Registrant's telephone number, including area code)

                                     NONE
  (Former name, former address, and former fiscal year, if changed since last report)

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of May 28, 1999, there were 33,927,415 shares of the Registrant's common stock, no par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                             Page
                                                                             ----
                           PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
         Unaudited Consolidated Statements of Income, Comprehensive Income
          and Equity of Standard Insurance Company for the three months
          ended March 31, 1999 and 1998...................................    1
         Unaudited Consolidated Balance Sheets of Standard Insurance
          Company at March 31, 1999 and December 31, 1998.................    2
         Unaudited Consolidated Statements of Cash Flows of Standard
          Insurance Company for the three months ended March 31, 1999 and
          1998............................................................    3
         Notes to Unaudited Consolidated Financial Statements of Standard
          Insurance Company...............................................    4
         Independent Accountants' Report..................................   10
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................   11
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......   20
                             PART II. OTHER INFORMATION
 ITEM 1. LEGAL PROCEEDINGS................................................   21
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................   21
 ITEM 3. DEFAULTS UPON SENIOR DEBT........................................   22
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   22
 ITEM 5. OTHER INFORMATION................................................   22
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................   22
 SIGNATURES................................................................  23

                  STANDARD INSURANCE COMPANY AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME,
                        COMPREHENSIVE INCOME AND EQUITY
                                 (in millions)

                                                                 For the Three
                                                                 Months Ended
                                                                   March 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
Revenues:
  Premiums...................................................... $238.6  $220.4
  Net investment income.........................................   80.4    79.4
  Net realized investment gains.................................    1.1     0.2
  Other.........................................................    0.8     0.5
                                                                 ------  ------
    Total.......................................................  320.9   300.5
                                                                 ------  ------
Benefits and expenses:
  Policyholder benefits.........................................  205.4   198.5
  Interest paid on policyholder funds...........................   21.3    23.0
  Commissions...................................................   16.3    17.0
  Operating expenses............................................   46.4    42.0
  Net increase in deferred policy acquisition costs.............   (0.1)   (2.2)
                                                                 ------  ------
    Total.......................................................  289.3   278.3
                                                                 ------  ------
Income before Federal income taxes and extraordinary item.......   31.6    22.2
Federal income taxes............................................   10.4     7.6
                                                                 ------  ------
Income before extraordinary item................................   21.2    14.6
Extraordinary item, net of tax..................................    2.3     0.3
                                                                 ------  ------
Net income......................................................   18.9    14.3
                                                                 ------  ------
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale....  (31.1)    0.6
  Adjustment for realized gains.................................   (2.0)   (0.2)
                                                                 ------  ------
    Total.......................................................  (33.1)    0.4
                                                                 ------  ------
Comprehensive income (loss).....................................  (14.2)   14.7
Equity, beginning of period.....................................  839.3   732.0
                                                                 ------  ------
Equity, end of period........................................... $825.1  $746.7
                                                                 ======  ======


           See Notes to Unaudited Consolidated Financial Statements.

                  STANDARD INSURANCE COMPANY AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
                         ASSETS
                         ------
Investments:
  Investment securities.................................. $2,258.4    $2,214.2
  Mortgage loans.........................................  1,741.3     1,708.1
  Real estate, net.......................................     90.8        93.0
  Policy loans...........................................    111.9       111.0
  Collateral loans.......................................     70.6        71.2
                                                          --------    --------
    Total investments....................................  4,273.0     4,197.5
Cash and cash equivalents................................     25.0        60.4
Deferred policy acquisition costs........................    116.5       114.9
Premiums and other receivables...........................     77.2        73.2
Federal income taxes receivable..........................      --          8.4
Accrued investment income................................     53.8        53.5
Property and equipment, net..............................     65.3        65.9
Other assets.............................................     16.2        36.6
Separate account assets..................................    719.8       668.5
                                                          --------    --------
      Total.............................................. $5,346.8    $5,278.9
                                                          ========    ========
                 LIABILITIES AND EQUITY
                 ----------------------
Liabilities:
  Future policy benefits and claims...................... $2,137.4    $2,088.9
  Other policyholder funds...............................  1,430.4     1,455.5
  Accrued Federal income taxes...........................     11.2         --
  Deferred tax liabilities...............................     92.5       106.0
  Other liabilities......................................    130.4       120.7
  Separate account liabilities...........................    719.8       668.5
                                                          --------    --------
    Total liabilities....................................  4,521.7     4,439.6
                                                          --------    --------
Commitments and Contingencies
Equity:
  Retained earnings......................................    784.0       765.1
  Accumulated other comprehensive income.................     41.1        74.2
                                                          --------    --------
    Total equity.........................................    825.1       839.3
                                                          --------    --------
      Total.............................................. $5,346.8    $5,278.9
                                                          ========    ========

           See Notes to Unaudited Consolidated Financial Statements.

                  STANDARD INSURANCE COMPANY AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                For the
                                                           Three Months Ended
                                                               March 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
Operating:
  Net income.............................................. $    18.9  $   14.3
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Net realized investment gains.........................      (1.1)     (0.2)
    Depreciation and amortization.........................       9.9       3.3
    Deferral of policy acquisition costs..................      (5.4)     (4.4)
    Deferred income taxes.................................       4.4      (0.1)
  Changes in other assets and liabilities:
    Trading securities....................................      (7.2)      --
    Receivables and accrued investment income.............      (4.3)     (8.2)
    Future policy benefits and claims.....................      48.6      55.6
    Accrued Federal income taxes..........................      19.6       7.8
    Other, net............................................      29.9       7.9
                                                           ---------  --------
      Net cash provided by operating activities...........     113.3      76.0
                                                           ---------  --------
Investing:
  Proceeds of investments sold, matured, or repaid:
    Fixed maturity securities available for sale..........     103.6      17.8
    Mortgage loans........................................      89.4      53.6
    Other investments, net................................       0.7       3.6
  Costs of investments acquired:
    Fixed maturity securities available for sale..........    (193.1)    (50.2)
    Mortgage loans........................................    (123.0)    (99.8)
  Net additions to property and equipment.................     ( 1.2)     (1.1)
                                                           ---------  --------
      Net cash used in investing activities...............    (123.6)    (76.1)
                                                           ---------  --------
Financing:
  Policyholder fund deposits..............................     118.9      93.7
  Policyholder fund withdrawals...........................    (144.0)    (91.1)
                                                           ---------  --------
      Net cash provided by (used in) financing
       activities.........................................     (25.1)      2.6
                                                           ---------  --------
Increase (decrease) in cash and cash equivalents..........     (35.4)      2.5
Cash and cash equivalents, beginning of period............      60.4      16.8
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $    25.0  $   19.3
                                                           =========  ========
Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest.............................................. $    21.6  $   23.1
    Income taxes..........................................     (13.6)      --

           See Notes to Unaudited Consolidated Financial Statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  1. Organization and Description of Business. On April 21, 1999, pursuant to an order approving the Plan of Reorganization dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), by the Director of the Department of Consumer and Business Services of the State of Oregon, Standard Insurance Company ("Standard") converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp Financial Group, Inc. ("StanCorp"), an Oregon corporation organized for the purpose of becoming the parent holding company of Standard and its non-insurance subsidiaries. Also, on April 21, 1999, StanCorp completed an initial public offering (the "IPO") of approximately 15.2 million shares (including approximately 1.3 million shares sold pursuant to the underwriters' over-allotment option) of its common stock at the IPO price of $23.75 per share. The shares of common stock issued in the IPO were in addition to approximately
18.7 million shares of StanCorp common stock distributed to Standard policyholders, pursuant to the Plan, in exchange for their membership interests in Standard.

  StanCorp is the holding company parent of Standard and other non-insurance subsidiaries. Standard primarily underwrites group and individual disability, life and annuity products and group dental insurance. Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the US Territory of Guam. Standard is licensed for reinsurance only in New York.

  2. Significant Accounting Policies. The accompanying unaudited consolidated financial statements of Standard and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenue and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial condition as of March 31, 1999 and December 31, 1998 and the results of operations and of cash flows for the three months ended March 31, 1999 and 1998. Interim results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This report should be read in conjunction with the Company's 1998 Annual Report included in the Registration Statement (Registration No. 333-72521) and Prospectus of StanCorp.

  3. Recently Issued Pronouncements. Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which established accounting guidance for state mandated guaranty assessments. The adoption of SOP 97-3 did not have a material impact on the Company's consolidated financial statements.

  Effective January 1, 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which established accounting requirements for the capitalization of software costs incurred for the use of the organization. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements for the three months ended March 31, 1999. Management estimates capitalization of approximately $2.8 million in costs of computer software developed or obtained for internal use will result in 1999. It is expected that the amortization period for these costs will range from three to five years.

  4. Segments. The following table sets forth selected segment information for the periods ended March 31:

                                  Group   Retirement Individual
                                Insurance   Plans    Insurance  Other   Total
                                --------- ---------- ---------- ------ --------
                                                 (in millions)
Three months ended March 31,
 1999:
Revenues....................... $  248.8   $   17.2   $   52.5  $  2.4 $  320.9
Benefits and expenses:
  Policyholder benefits........    177.4       10.5       38.8     --     226.7
  Operating expenses...........     46.5        6.2        9.5     0.4     62.6
                                --------   --------   --------  ------ --------
    Total......................    223.9       16.7       48.3     0.4    289.3
                                --------   --------   --------  ------ --------
Income before Federal income
 taxes
 and extraordinary item........ $   24.9   $    0.5   $    4.2  $  2.0 $   31.6
                                ========   ========   ========  ====== ========
Total assets................... $2,085.5   $1,360.3   $1,594.5  $306.5 $5,346.8
                                ========   ========   ========  ====== ========
Three months ended March 31,
 1998:
Revenues....................... $  225.9   $   17.6   $   55.4  $  1.6 $  300.5
Benefits and expenses:
  Policyholder benefits........    170.4       12.5       38.6     --     221.5
  Operating expenses...........     43.1        5.0        8.3     0.4     56.8
                                --------   --------   --------  ------ --------
    Total......................    213.5       17.5       46.9     0.4    278.3
                                --------   --------   --------  ------ --------
Income before Federal income
 taxes
 and extraordinary item........ $   12.4   $    0.1   $    8.5  $  1.2 $   22.2
                                ========   ========   ========  ====== ========
Total assets................... $1,782.8   $1,224.3   $1,526.1  $365.7 $4,898.9
                                ========   ========   ========  ====== ========

  Total revenues include premiums, net investment income, and other income. Benefits include policyholder benefits, interest paid on policyholder funds, and policyholder dividends. Operating expenses include commissions, general operating expenses, and the net increase in deferred policy acquisition costs.

  5. Commitments and Contingencies. The Company has available credit lines totaling $115.0 million, including a $100.0 million unsecured revolving line of credit that was entered into during the first three months of 1999. The Company is not required to maintain compensating balances, but pays a commitment fee. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. At March 31, 1999, the Company was in compliance with all such covenants. The interest rates are based on current market rates. At March 31, 1999, there were no outstanding borrowings on the credit lines.

  In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of March 31, 1999. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

  6. Pro Forma Financial Information. The pro forma consolidated financial information presented below gives effect to the IPO, the reorganization of Standard, and the establishment of a closed block (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Reorganization") pursuant to the Plan (hereafter collectively referred to as the "Transaction"), as if the Transaction had occurred as of March 31, 1999 for purposes of the pro forma consolidated balance sheet information and as of January 1, 1999 for purposes of the pro forma consolidated income statement information.

  The pro forma balance sheet information reflects net proceeds of the IPO of $336.9 million. Pursuant to the Plan, $194.0 million of the net proceeds has been used to pay cash to certain eligible policyholders in exchange for their membership interests in Standard in lieu of the distribution of common stock (including certain eligible policyholders who expressed a preference to receive cash in lieu of common stock) and $73.9 million has been contributed by StanCorp to Standard to fund policy credits to be provided to certain eligible policyholders in exchange for their membership interests in Standard in lieu of the distribution of common stock. The pro forma balance sheet information also reflects estimated additional nonrecurring expenses of $0.7 million related to the demutualization assumed to be incurred as of March 31, 1999.

  The pro forma per share amounts are based on 33,927,415 outstanding shares consisting of 15,209,400 shares issued in the IPO and 18,718,015 shares distributed to eligible policyholders pursuant to the Plan.

  The pro forma information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated financial position or its consolidated results of operations had the Transaction been consummated on the dates assumed, and does not in any way represent a projection or forecast of the Company's consolidated financial position or consolidated results of operations as of any future date or for any future period.

                 Unaudited Pro Forma Consolidated Balance Sheet
                                 (in millions)

                                            At March 31, 1999
                             --------------------------------------------------
                              Standard   Closed Block   Transaction   StanCorp
                             Historical Adjustments (1) Adjustments   Pro Forma
                             ---------- --------------- -----------   ---------
          ASSETS
Investments
  Investment securities....   $2,258.4      $(212.7)      $           $2,045.7
  Mortgage loans...........    1,741.3       (128.1)                   1,613.2
  Real estate, net.........       90.8                                    90.8
  Policy loans.............      111.9        (91.2)                      20.7
  Collateral loans.........       70.6        (70.6)                       --
                              --------      -------       -------     --------
    Total investments......    4,273.0       (502.6)          --       3,770.4
Cash and cash equivalents..       25.0        (15.9)         (0.7)(2)    151.3
                                                            336.9 (3)
                                                           (194.0)(4)
Deferred policy acquisition
 costs.....................      116.5        (68.8)                      47.7
Premiums and other
 receivables...............       77.2         (4.9)                      72.3
Accrued investment income..       53.8         (3.3)                      50.5
Property and equipment,
 net.......................       65.3                                    65.3
Other assets...............       16.2                                    16.2
Closed block assets........        --         595.5                      595.5
Separate account assets....      719.8                                   719.8
                              --------      -------       -------     --------
    Total Assets...........   $5,346.8      $   --        $ 142.2     $5,489.0
                              ========      =======       =======     ========
  LIABILITIES AND EQUITY
Liabilities:
  Future policy benefits
   and claims..............   $2,137.4      $(594.8)      $  73.9 (4) $1,616.5
  Other policyholder
   funds...................    1,430.4        (20.4)                   1,410.0
  Accrued federal income
   taxes...................       11.2         (0.3)                      10.9
  Deferred tax
   liabilities.............       92.5        (14.4)                      78.1
  Other liabilities........      130.4                                   130.4
  Closed block
   liabilities.............        --         629.9                      629.9
  Separate account
   liabilities.............      719.8                                   719.8
                              --------      -------       -------     --------
    Total liabilities......    4,521.7          --           73.9      4,595.6
                              --------      -------       -------     --------
Equity:
  Preferred stock..........        --                                      --
  Common stock.............        --                       515.4 (5)    852.3
                                                            336.9 (3)
Accumulated other
 comprehensive income......       41.1                                    41.1
Retained earnings..........      784.0                       (0.7)(2)      --
                                                           (267.9)(4)
                                                           (515.4)(5)
                              --------      -------       -------     --------
    Total equity...........      825.1          --           68.3        893.4
                              --------      -------       -------     --------
    Total Liabilities and
     Equity................   $5,346.8      $   --        $ 142.2     $5,489.0
                              ========      =======       =======     ========

             Unaudited Pro Forma Consolidated Statement of Income
                        (in millions except share data)

                                  For the three months ended March 31, 1999
                              --------------------------------------------------
                               Standard   Closed Block   Transaction  StanCorp
                              Historical Adjustments (1) Adjustments  Pro Forma
                              ---------- --------------- ----------- -----------
Revenues:
  Premiums..................    $238.6       $(18.2)        $        $     220.4
  Net investment income.....      80.4         (9.4)                        71.0
  Net realized investment
   gains....................       1.1                                       1.1
  Contribution from the
   closed block.............       --           0.8                          0.8
  Other.....................       0.8                                       0.8
                                ------       ------         ----     -----------
    Total Revenues..........     320.9        (26.8)         --            294.1
                                ------       ------         ----     -----------
Benefits and expenses:
  Policyholder benefits.....     205.4        (18.0)                       187.4
  Policyholder dividends....      21.3         (6.3)                        15.0
  Commissions...............      16.3         (1.1)                        15.2
  Operating expenses........      46.3         (1.4)                        44.9
                                ------       ------         ----     -----------
    Total Benefits and
     Expenses...............     289.3        (26.8)         --            262.5
                                ------       ------         ----     -----------
Income before Federal income
 taxes......................      31.6          --           --             31.6
Federal income taxes........      10.4          --                          10.4
                                ------       ------         ----     -----------
Income before extraordinary
 item.......................    $ 21.2       $  --          $--      $      21.2
                                ======       ======         ====     ===========
Income before extraordinary
 item
 per share-basic and
 diluted....................                                         $      0.62
Shares included in the
 calculation of basic
 and diluted income per
 share......................                                          33,927,415

  The following adjustments reflect the pro forma effects of the Transaction on the pro forma consolidated financial information:

(1) The unaudited pro forma consolidated balance sheet and unaudited pro forma consolidated statement of income reflect an allocation of assets and liabilities to the closed block, and an allocation of the related revenues and costs, in each case as required by the Plan. Closed block invested assets on the unaudited pro forma consolidated balance sheet are reflected at their March 31, 1999 carrying values. Assets allocated to the closed block on the unaudited pro forma consolidated balance sheet were determined based upon an actuarial model based on actual assets and liabilities as of December 31, 1997. The liability model was developed from Standard's policy records, with liabilities recorded at their historical carrying value. Based on the liabilities of the closed block policies, an estimate of the initial assets needed to fund the closed block was made. The assets allocated to the closed block include policy and collateral loans on the closed block policies, plus fixed maturity securities and mortgages owned by Standard with characteristics (mix, quality, yield and duration) which, on average, are similar to those assets currently backing Standard's individual life insurance business. The closed block was provisionally funded as of January 1, 1999. The final funding will be completed during the second quarter of 1999, as provided in the Plan. In management's opinion, the allocation of assets and liabilities to the closed block as of the effective date is not expected to differ materially from the allocation reflected in the unaudited pro forma consolidated balance sheet.

     The unaudited pro forma consolidated statement of income reflects revenues and expenses of the closed block based on its provisional funding. The closed block includes only those revenues, benefits, expenses and dividends considered in funding the closed block. The pre-tax contribution from the closed block is reported as a single line item in total revenues from continuing operations. Income tax expense applicable to the closed block is reflected as a component of income tax expense.

     Pursuant to the Plan, the assets allocated to the closed block are expected to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are expected to be sufficient to support certain obligations and liabilities relating to these policies. The excess of closed block liabilities over closed block assets at the funding date is equal to the total estimated future after tax contribution from the closed block. The actual contribution from the closed block will be recognized in income over the period the policies and contracts in the closed block remain in force.

     The cash flows from the assets allocated to the closed block and the revenues from the closed block policies will be analyzed for adequacy to fulfill closed block liabilities at least annually. If, over the period the closed block remains in existence, the actual cumulative contribution from the closed block is greater than the expected cumulative contribution from the closed block, only such expected contribution will be recognized in income, because the excess of the actual cumulative contribution from the closed block over such expected cumulative contribution will be paid to closed block policyholders as additional policyholder dividends. If over such period, the actual cumulative contribution from the closed block is less than the expected cumulative contribution from the closed block, only such actual contribution will be recognized in income; however, dividends could be changed, which would increase future actual contributions until the actual cumulative contributions equal the expected cumulative contributions. In any event, policies in the closed block will continue to be the obligations of Standard. Should the assets of the closed block be insufficient to satisfy the claims, Standard remains obligated to satisfy claims on policies included in the closed block in accordance with their terms. Management believes that the likelihood of such insufficiency is remote.

(2) Represents the estimated additional nonrecurring expenses of $0.7 million related to the demutualization assumed to be incurred as of the date of the unaudited pro forma consolidated balance sheet.

(3) Represents gross proceeds of $361.2 million from the issuance of 15,209,400 shares of common stock at the initial public offering price of $23.75 per share, less the underwriting discount and estimated offering expenses aggregating $24.3 million.

(4) Represents the payments made in lieu of the distribution of common stock to certain eligible policyholders, including $194.0 million paid in cash and $73.9 million in policy credits.

(5) Represents the reclassification of retained earnings to reflect Standard's conversion to a stock life insurance company and the distribution of 18,718,015 shares of common stock to eligible policyholders.

                        INDEPENDENT ACCOUNTANTS' REPORT

Standard Insurance Company:

  We have reviewed the accompanying consolidated balance sheet of Standard Insurance Company and subsidiaries as of March 31, 1999, and the related consolidated statements of income, comprehensive income and equity, and of cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Standard Insurance Company and subsidiaries as of December 31, 1998, and the related statements of consolidated income, comprehensive income and equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 12, 1999 (March 19, 1999 as to Note 1), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

May 27, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the consolidated financial condition and results of operations of Standard Insurance Company should be read in conjunction with the consolidated financial statements and related notes thereto included herein. As used in this analysis, the "Company" means, at all times before the effective date of the Plan of Reorganization (the "Plan"), Standard Insurance Company and its subsidiaries, collectively, and at all times on and after such date, StanCorp Financial Group, Inc. ("StanCorp") and its subsidiaries.

  The management of the Company has made in this Form 10-Q, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, certain statements including statements regarding anticipated development and expansion of the Company's business, the effects of regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include but are not limited to (i) deterioration in morbidity, mortality, and persistency, (ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment on the state or Federal level, (iv) competition from other insurers and financial institutions, (v) changes in claims paying ability ratings, (vi) adverse findings in litigation or in state or Federal proceedings, (vii) deterioration in the experience of the closed block, and
(viii) the risks associated with Year 2000 non-compliance by StanCorp, its subsidiaries, or third parties (including vendors and suppliers), unanticipated costs associated with Year 2000 compliance, due to, among other things, the inability to locate, correct and successfully test all relevant computer codes according to schedule, the continued availability of resources including personnel and timely and accurate responses and corrections by third parties. Certain other factors are discussed in the StanCorp's Registration Statement (Registration No. 333-72521) and Prospectus filed with the Securities and Exchange Commission.

Reorganization

  In December 1997, Standard's board of directors authorized management to proceed with the development of a plan of reorganization to convert from a mutual life insurance company to a stock life insurance company. At March 31, 1999, StanCorp was a wholly owned subsidiary of Standard formed with the purpose of becoming an insurance holding company on the completion of Standard's reorganization. StanCorp's assets consisted solely of $1,000 cash received as a capital contribution from Standard. StanCorp had no further activity until Standard's reorganization.

  On April 21, 1999, StanCorp completed an initial public offering of StanCorp's common stock, issuing 15,209,400 shares (including 1,289,400 shares sold pursuant to the underwriters' over-allotment option) at $23.75 per share, and received proceeds, net of IPO expenses, of $336.9 million. Of the proceeds, $276.9 million was contributed to Standard, of which $267.9 million was used to retire obligations arising out of Standard's conversion to a stock life company and $9.0 million was paid in exchange for ownership of Standard's non-insurance subsidiaries. The remaining $60.0 million has been retained by StanCorp for general corporate purposes, which may include contributions to Standard or to its other subsidiaries. Concurrent with the IPO, StanCorp issued 18,718,015 shares of common stock to eligible policyholders under the Plan in exchange for the policyholders' membership interests in Standard. The costs incurred and expensed in the first three months of 1999 related to the reorganization totaled $2.3 million, and are included in the financial statements as an extraordinary item. We estimate that an additional $0.7 million in reorganization costs will be incurred in 1999.

  On the completion of its reorganization, Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies, including payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998, if the experience underlying such dividend scales, including the portfolio interest rate, continues. These assets, totaling $595.5 million at March 31, 1999, are for the benefit of the policies in the closed block.

Consolidated Results of Operations for the Three Months Ended March 31, 1999 and 1998

 Premiums

  Premiums, which include policy and contract charges, increased by $18.2 million, or 8.3%, to $238.6 million in the first three months of 1999 from $220.4 million in the first three months of 1998. The increase resulted primarily from growth in group insurance business, as evidenced by increased group insurance premiums of $20.1 million in the first three months of 1999, partially offset by a decline in individual insurance premiums of $2.6 million.

 Net Investment Income

  Net investment income increased by $1.0 million, or 1.3%, to $80.4 million in the first three months of 1999 compared to $79.4 million in the same period of 1998. This increase resulted from a 7.5% increase in average invested assets, from $4.0 billion for the first three months of 1998 to $4.3 billion for the first three months of 1999, partially offset by a decrease in net investment yield. The net investment yield declined to 7.59% in the first three months of 1999 compared to 8.03% in the first three months of 1998. The primary reasons for the decrease in net investment yield were a decreasing interest rate environment, which may or may not continue in the future, and the decline in mortgage loans as a percentage of invested assets. Fixed maturity securities and mortgage loans represented 52.1% and 40.2%, respectively, of average invested assets at March 31, 1999. At March 31, 1998, fixed maturity securities and mortgage loans represented 51.1% and 40.6%, respectively.

 Net Realized Investment Gains

  Net realized investment gains were $1.1 million in the first three months of 1999 compared to $0.2 million in the first three months of 1998. Net realized gains and losses occur primarily as a result of dispositions of the Company's invested assets in the regular course of investment management. Sales of fixed maturity securities in the first three months of 1999 resulted in gains of $0.8 million, but were negligible in the first three months of 1998.

 Policyholder Benefits

  Policyholder benefits, including policyholder dividends and interest paid on policyholder funds, increased by $5.2 million, or 2.3%, to $226.7 million in the first three months of 1999 from $221.5 million for the same period in 1998. The increase related primarily to the growth in group insurance business, partially offset by improved claims experience for group insurance (See "--Selected Segment Information--Group Insurance Segment.") and by lower interest credited to group annuity contracts.

 Operating Expenses

  Operating expenses, including state and local taxes, commissions and the net increase in deferred policy acquisition costs, increased by $5.8 million, or 10.2%, to $62.6 million in the first three months of 1999 from $56.8 million in the first three months of 1998. This growth primarily related to business growth, including an increase in personnel. To support the current level of business, as well as potential future business, the Company increased personnel 7.8% from March 31, 1999 over March 31, 1998. Additionally, the net increase in deferred acquisition costs for the Individual Insurance segment decreased $2.0 million over the first quarter of 1998. (See "--Selected Segment Information--Individual Insurance Segment.")

 Federal Income Taxes

  The effective Federal income tax rates for the first three months of 1999 and 1998 were 32.9% and 34.2%, respectively. The provisions for Federal income taxes differ from the amounts calculated at the Federal corporate tax rate primarily due to permanent differences, including nontaxable investment income and tax credits.

 Income before Extraordinary Item

  Income before extraordinary item increased $6.6 million, or 45.2%, to $21.2 million in the first three months of 1999 from $14.6 million in the same period of 1998.

Selected Segment Information:

  The following table sets forth selected segment information for the periods indicated:

                                                               Three Months
                                                              Ended March 31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
                                                               (in millions)
   Revenues:
     Group Insurance segment................................ $  248.8 $  225.9
     Retirement Plans segment...............................     17.2     17.6
     Individual Insurance segment...........................     52.5     55.4
     Other..................................................      2.4      1.6
                                                             -------- --------
       Total revenues....................................... $  320.9 $  300.5
                                                             ======== ========
   Income before Federal income taxes and extraordinary
    item:
     Group Insurance segment................................ $   24.9 $   12.4
     Retirement Plans segment...............................      0.5      0.1
     Individual Insurance segment...........................      4.2      8.5
     Other..................................................      2.0      1.2
                                                             -------- --------
       Total income before Federal income taxes and
        extraordinary item.................................. $   31.6 $   22.2
                                                             ======== ========
   Reserves: (1)
     Group Insurance segment................................ $1,444.6 $1,330.1
     Retirement Plans segment...............................    625.0    631.4
     Individual Insurance segment...........................  1,498.2  1,438.3
                                                             -------- --------
       Total reserves....................................... $3,567.8 $3,399.8
                                                             ======== ========

--------
(1) Reserves are comprised of future policy benefits and claims and other policyholder funds.

 Group Insurance Segment

  The Group Insurance segment sells long and short term disability, life, accidental death and dismemberment and dental insurance. As the largest of the Company's three segments, group insurance premiums accounted for 88.6% and 86.8% of Standard's total premiums for the periods ended March 31, 1999 and 1998, respectively.

  The following table sets forth selected financial data for the Group Insurance segment for the periods indicated:

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
                                                                 (Dollars in
                                                                  millions,
                                                                  except as
                                                                 indicated)
   Revenues:
     Premiums.................................................. $211.5  $191.4
     Net investment income.....................................   36.0    34.2
     Net realized investment gains (losses)....................    0.5    (0.1)
     Other.....................................................    0.8     0.4
                                                                ------  ------
       Total revenues..........................................  248.8   225.9
                                                                ------  ------
   Benefits and expenses:
     Policyholder benefits.....................................  177.4   170.4
     Operating expenses........................................   46.5    43.1
                                                                ------  ------
       Total benefits and expenses.............................  223.9   213.5
                                                                ------  ------
   Income before Federal income taxes and extraordinary item... $ 24.9  $ 12.4
                                                                ======  ======
   Benefit ratio (% of premiums)...............................   83.9%   89.0%
   Operating expense ratio (% of premiums).....................   22.0    22.5
   Life insurance in force (in billions)....................... $ 84.5  $ 78.3

  Premiums increased $20.1 million, or 10.5%, to $211.5 million in the first three months of 1999 from $191.4 million in the first three months of 1998. Approximately eighty percent of the premium growth for the periods presented related to group accident and health insurance lines, concentrated in long term disability insurance, with the remainder being primarily attributable to group life insurance.

  Net investment income increased $1.8 million, or 5.3%, to $36.0 million in the first three months of 1999 from $34.2 million in the first three months of 1998. The increase for the periods presented was due substantially to an increase of 14.9% in the average assets held by the segment, partially offset by a decrease due to declining net investment yield.

  Policyholder benefits increased by $7.0 million, or 4.1%, to $177.4 million in the first three months of 1999 from $170.4 million for the same period in 1998. This increase was a result of offsetting factors, increasing as a result of the growth in business for the segment, as evidenced by the 10.5% increase in premiums, but decreasing with improvement in the benefit ratio from 89.0% in the first three months of 1998 to 83.9% in the first three months of 1999. The benefit ratio showed improvement in latter quarters of 1998, averaging 85.0% for the year. The first three months of 1999 were a continuation of this improving trend. This trend may or may not continue in the future.

  Operating expenses increased $3.4 million, or 7.9%, to $46.5 million in the first three months of 1999 from $43.1 million in the first three months of 1998. The increase primarily related to the growth in business. The operating expense ratio for the first three months of 1999 and 1998 were 22.0% and 22.5%, respectively.

  Income before Federal income taxes and extraordinary item for the segment increased by $12.5 million to $24.9 million in the first three months of 1999 from $12.4 million in the same period of 1998. The increase was primarily due to the improvement in the benefit ratio.

 Retirement Plans Segment

  The Retirement Plans segment offers full-service 401(k) and other pension plan products and services.

The following table sets forth selected financial data for the Retirement Plans segment for the periods indicated:

                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
                                                              (Dollars in
                                                               millions)
   Revenues:
     Premiums............................................. $    4.7  $    4.0
     Net investment income................................     12.3      13.6
     Net realized investment gains (losses)...............      0.2       --
                                                           --------  --------
       Total revenues.....................................     17.2      17.6
                                                           --------  --------
   Benefits and expenses:
     Policyholder benefits................................     10.5      12.5
     Operating expenses...................................      6.2       5.0
                                                           --------  --------
       Total benefits and expenses........................     16.7      17.5
                                                           --------  --------
   Income before Federal income taxes and extraordinary
    item.................................................. $    0.5  $    0.1
                                                           ========  ========
   Operating expense ratio (% of total revenues)..........     36.0%     28.4%
   Assets under management:
     General account...................................... $  623.2  $  641.5
     Separate account.....................................    719.8     567.0
                                                           --------  --------
       Total.............................................. $1,343.0  $1,208.5
                                                           ========  ========

  Revenues are derived from premiums, which consist of charges for administrative services on assets managed in both the general account and separate account, and interest income on assets managed in the general account. Premiums increased by $0.7 million, or 17.5%, to $4.7 million in the first three months of 1999 from $4.0 million in the same period in 1998. The increase resulted primarily from growth in assets under management. Net investment income decreased $1.3 million, or 9.6%, to $12.3 million in the first three months of 1999 from $13.6 million in the first three months of 1998. The decline was due primarily to a decline in the net investment yield, but also resulted from a 2.9% decrease in assets under management in the general account caused by contractholder withdrawals and transfers to separate account contracts offered by the Company.

  Policyholder benefits, which include interest credited to policyholders, decreased $2.0 million, or 16%, to $10.5 million in the first three months of 1999 from $12.5 million in the first three months of 1998. The decrease primarily was due to a decrease in the rates credited to policyholders, reflecting the Company's active management of the targeted interest rate spread. The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rate spreads.

  Operating expenses increased by $1.2 million, or 24%, to $6.2 million in the first three months of 1999 from $5.0 million in the first three months of 1998. Management expects the rate of expense growth to continue to outpace revenue growth for the remainder of 1999. During the first three months of 1999, a new field office was opened, with associated operating costs of $0.2 million, and management plans to open 4 additional offices in 1999. The impact on operating expenses of all offices opened in 1999 is projected to be approximately $1.4 million. Management expects that the new offices will contribute to increased market share by 2001, resulting in significant premium growth with operating expenses remaining fairly stable. This expectation is supported by the segment's decision to focus on administering a single type of plan. In the fourth quarter of 1997, the segment began converting existing traditional plans, which allow quarterly investment directives by the employers and participants, to daily plans, which allow daily investment directives, and to exit the traditional business. Daily plans are believed to be more attractive to customers. Management expects the conversion to be completed or the traditional plans discontinued by December 31, 1999. Although the efficiencies and cost savings of the strategy cannot be readily estimated, management believes that future expense savings will be realized.

  Income before Federal income taxes and extraordinary item for the Retirement Plans segment in the first three months of 1999 and 1998 was $0.5 million and $0.1 million, respectively.

 Individual Insurance Segment

  The Individual Insurance segment sells life insurance, disability insurance, fixed annuities and other insurance products to individuals. For the individual insurance market, a growing percentage of consumers are now reaching 45 years of age or older and are shifting their focus from loss avoidance to asset accumulation, and the strong stock market has increased competition from investments in other than traditional individual life insurance and fixed annuities such as variable life and variable annuity products. The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

                                                        Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
                                                       (Dollars in millions
                                                       except as indicated)
   Revenues:
     Premiums......................................... $     22.4  $     25.0
     Net investment income............................       29.7        30.5
     Net realized investment gains (losses)...........        0.4        (0.1)
                                                       ----------  ----------
       Total revenues.................................       52.5        55.4
                                                       ----------  ----------
   Benefits and expenses:
     Policyholder benefits............................       38.8        38.6
     Operating expenses...............................        9.5         8.3
                                                       ----------  ----------
       Total benefits and expenses....................       48.3        46.9
                                                       ----------  ----------
   Income before Federal income taxes and
    extraordinary item................................ $      4.2  $      8.5
                                                       ==========  ==========
   Operating expense ratio (% of premiums)............       42.4%       33.2%
   Life insurance in force (in billions).............. $      7.9  $      7.8

  Premiums decreased $2.6 million, or 10.4%, to $22.4 million in the first three months of 1999 from
$25.0 million in the same periods of 1998. The decrease resulted, in part, from declining demand due to the maturing individual insurance market. The balance of the decrease related to typical fluctuations in quarterly premiums for this segment. Premiums were $25.0 million, $22.7 million, $22.0 million and $24.5 million for the first, second, third and fourth quarters of 1998, respectively. These fluctuations are due, in part, to the sale of single premium products, variations in sales volume and fluctuations in reinsurance activity.

  Policyholder benefits remained relatively stable at $38.8 million in the first three months of 1999 compared to $38.6 million for the first three months of 1998. Operating expenses increased $1.2 million, or 14.5%, to $9.5 million in the first three months of 1999 compared to $8.3 million in the first three months of 1998. The increase consisted of $2.0 million related to net deferred policy acquisition costs, offset in part by a $0.9 million decrease in commissions expense, which was primarily due to decreased premiums. The deferral and amortization of policy acquisition costs involves the use of estimates which management revises when appropriate. As the result of revisions to estimates in the first quarter of 1999, expense related to net deferred policy acquisition costs increased $2.0 million over the first quarter of 1998.

  Income before Federal income taxes and extraordinary item for the Individual Insurance segment was $4.2 million and $8.5 million for the three months ended March 31, 1999 and 1998, respectively.

 Other

  Other includes primarily mortgage lending and real estate management subsidiaries and real estate investments. Income before Federal income taxes and extraordinary item for the three months ended March 31, 1999 and 1998 was $2.0 million and $1.2 million, respectively. The income primarily related to the fees earned by the mortgage subsidiary for servicing and originating loans. Income earned as a result of servicing and originating mortgage loans totaled $1.6 million and $1.0 million, respectively, for the three months ended March 31, 1999 and 1998.

Liquidity and Capital Resources


  Following the effective date of the Plan, Standard became a wholly owned subsidiary and the principal asset of StanCorp. StanCorp's ability to pay dividends to its shareholders and meet its obligations substantially depends upon the receipt of dividends from Standard. In the future, dividends from the non-insurance subsidiaries may also become significant sources of funds for StanCorp.

  Standard's ability to pay dividends to StanCorp is regulated under Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Director") to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10 percent of Standard's combined capital and surplus as of December 31, of the preceding year and (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31 last preceding, in each case determined under statutory accounting practices. Oregon law gives the Director broad discretion to disapprove requests for dividends in excess of these limits. Based on its statutory results, Standard will be permitted to pay up to $93.9 million in dividends to StanCorp in 1999 without obtaining the Director's approval. These limitations on dividends do not apply to any dividends to StanCorp from the non-insurance subsidiaries.

  Operating Cash Flows. Operating cash inflows consist primarily of premiums and annuity deposits. Operating cash outflows consist primarily of benefits to policyholders and beneficiaries, operating expenses, commissions and taxes.

  Investing Cash Flows. Investing cash inflows consist primarily of investment income and the proceeds from sales or maturities of investments. Investing cash outflows consist primarily of payments for investments acquired. Since future benefit payments are primarily intermediate and long-term obligations, Standard's investments are predominantly intermediate and long-term fixed-rate instruments, such as fixed maturity securities and mortgage loans, which are expected to provide sufficient cash flow to cover these obligations. The nature and quality of various types of investments purchased by Standard must comply with statutes and regulations imposed by Oregon and other states in which Standard is licensed.

  It is management's objective to generally align the cash flow characteristics of assets and liabilities to ensure that Standard's financial obligations can be met under a wide variety of economic conditions. Most of Standard's policy liabilities result from participating individual life insurance products and other life insurance and annuity products on which interest rates can be adjusted periodically, long term disability reserves that have proven to be very stable over time, and separate account products. Annual cash flow scenario testing is employed to assess interest rate risk and to permit Standard's investment policy to be modified whenever necessary to address changing economic environments. See "--Interest Rate Risk Management". Management believes that historically its liquidity, capital resources and results of operations have not been materially affected by any failure to align the cash flow characteristics of Standard's assets and liabilities.

  The Company's mortgage loan portfolio represented 40.2% of total general account invested assets at March 31, 1999. Policyholders or claimants cannot withdraw Standard's large block of disability reserves and claim payments are issued monthly over periods that may extend for many years. This holding of stable long-term reserves makes it possible for Standard to allocate a greater portion of its assets to long-term commercial mortgage loans than many other life insurance companies. At March 31, 1999, the Company had outstanding commitments to fund or acquire various assets, generally mortgage loans with interest rates ranging from 7.25% to 8.50%, totaling $121.3 million. The Company's capital expenditures are estimated to be $10.3 million for the remainder of 1999.

  The following table sets forth selected liquidity characteristics for policyholder reserves and deposit fund liabilities.

             Policyholder Reserves and Deposit Fund Liabilities--
                           Liquidity Characteristics

                                                       At March 31,
                                               ------------------------------
                                                    1999            1998
                                               --------------  --------------
                                                        % of            % of
                                                Amount  Total   Amount  Total
                                               -------- -----  -------- -----
                                                   (Dollars in millions)
   Subject to Discretionary Withdrawal:
     At fund balance or with market value
      adjustment or surrender charge of less
      than 5%................................. $  682.4  19.1% $  709.6  20.9%
     At fund balance, with market value
      adjustment or surrender charge of 5% or
      more....................................    557.3  15.6     581.3  17.1
                                               -------- -----  -------- -----
       Total subject to discretionary
        withdrawal............................  1,239.7  34.7   1,290.9  38.0
   Not subject to withdrawal..................  2,328.1  65.3   2,108.9  62.0
                                               -------- -----  -------- -----
       Total.................................. $3,567.8 100.0% $3,399.8 100.0%
                                               ======== =====  ======== =====

  Financing. The Company has available lines of credit totaling $115.0 million, including a $100.0 million revolving line of credit that was entered into during the first three months of 1999. Under that credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. Such covenants could have the effect of limiting StanCorp's ability to pay dividends to its shareholders.

Interest Rate Risk Management

  Standard manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to these reserves are generated under various interest rate scenarios. These actuarial models include those used to support the unqualified statutory Statement of Actuarial Opinion, required by insurance regulators, which states that according to presently accepted actuarial standards of practice, and in light of the assets held, Standard's current reserves and related items tested to support that opinion make adequate provision for the anticipated cash flows required by Standard's contractual obligations and related expenses.

  The Company has not used derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. In the normal course of business, the Company commits to fund mortgage loans generally up to 60 days in advance.

Year 2000

  The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any of the Company's computer programs that include date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions and engage in normal business activities.

  Based on an assessment, the Company determined a need to modify, upgrade or replace significant portions of its software so that its computer systems will function properly beyond December 31, 1999. Management believes that with modifications to existing software and hardware and conversions to new software and hardware, the Year 2000 issue will be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has assessed its computer hardware for Year 2000 readiness. The hardware is generally compliant, with the exception of a few personal computers, which are being replaced in the normal course of business. In addition, the Company has assessed its non-information technology systems and has found them to be Year 2000 ready.

  The Company has established milestone dates for each of the critical subprojects that comprise the Company's master year 2000 plan. These milestone dates are key events for determining whether the remediation or replacement of a critical system will be completed successfully and on time. If any milestone date is missed, the Company will commence the development of a contingency plan that will either remediate or replace the system that the subproject was designed to bring into compliance. As of March 31, 1999, all subprojects have progressed through identified milestones, and as the result of this progress, no contingency plans were initiated during the three months ended March 31, 1999. There can be no guarantee that the Company's method of developing contingency plans or the contingency plans themselves, if required, will prevent the Year 2000 issue from having a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is using both internal and external resources to reprogram, upgrade or replace and test its software and hardware for Year 2000 readiness. The Company plans to complete the Year 2000 project for all business-critical applications no later than June 30, 1999. At that time, management believes, the Year 2000 issue will be mitigated. Based on presently available information, the Company estimates the total remaining cost at March 31, 1999 of the Year 2000 project to be approximately $1.4 million. These costs are being funded through operating cash flows and expensed as incurred. Through March 31, 1999, the Company has incurred and expensed approximately $13.4 million related to assessment and remediation or replacement in connection with the Year 2000 project.

  The costs of the Year 2000 project and the date on which the Company plans to complete the Year 2000 modifications are based on management's estimates, which were derived using various assumptions regarding future events, including the continued availability of certain resources, third-party modification plans and other factors. Actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, supplier and large customer compliance and similar uncertainties.

  The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which Standard is vulnerable to those third parties' failure to remediate their own Year 2000 issues. A majority of the Company's significant suppliers have given assurances that they are, or will be, Year 2000 compliant by December 31, 1999. The Company continues to monitor significant suppliers. If it does not receive adequate assurances of Year 2000 compliance from its significant suppliers by June 30, 1999, the Company will seek alternative suppliers, if available. The Company has also received adequate assurances that its major customers that have systems that connect with the Company's systems are, or will be, Year 2000 compliant by December 31, 1999. While management believes that it is not at significant risk that its significant suppliers and large customers will not be Year 2000 compliant, there can be no guarantee that the hardware and software of other companies, governmental agencies or other entities on which the Company relies will be converted on a timely basis, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's hardware and software, would not have a material adverse effect on the Company's business, financial condition or results of operations.

Litigation

  In the normal course of its business, the Company is involved in various legal actions and other state and federal proceedings. A number of these actions or proceedings were pending as of March 31, 1999. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operation.

Recently Issued Pronouncements

  Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which establishes accounting guidance for state mandated guaranty assessments. The adoption of SOP 97-3 did not have a material impact on the Company's consolidated financial statements in the first three months of 1999.

  Effective January 1, 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes accounting requirements for the capitalization of software costs incurred for the use of the organization. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements in the first three months of 1999. Management estimates capitalization of approximately $2.8 million in costs of computer software developed or obtained for internal use will result in 1999. It is expected that the amortization period for these costs will approximate three to five years.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes in reported interest rate risks faced by the Company since the end of the most recent fiscal year.

                          PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

  On April 26, 1999 Standard received notice from the San Francisco office of the U.S. Department of Labor ( the "DOL") that it was conducting an investigation with respect to Standard's employee benefit plan clients pursuant to Section 504(a)(1) of the Employee Retirement Income Security Act of 1974 ("ERISA"), to determine whether any person has violated or is about to violate any provision of Title I of ERISA. Standard and certain of its employee benefit plan clients are subject to ERISA in connection with, among other things, certain policies sold by Standard's Group Insurance segment. The notice included a subpoena that certain documents and records be provided to the DOL. Standard intends to cooperate fully with the DOL.

  To date, no claims or charges have been asserted against Standard as a result of the investigation and the DOL states that its investigation should not be construed as an indication that any violations of ERISA have occurred or as a reflection upon any person involved. Management believes that Standard's business practices comply in all material respects with ERISA and that the investigation will not have a material adverse effect on its business, financial condition or results of operations.

  In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of March 31, 1999. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

  On April 15, 1999, the Securities and Exchange Commission declared effective StanCorp's Registration Statement on Form S-1 (No. 333-72521), as amended, relating to the IPO. The managing underwriters for the U.S. offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Morgan Stanley & Co. Incorporated, and the managing underwriters for the international offering were Goldman Sachs International, Donaldson, Lufkin & Jenrette International and Morgan Stanley & Co. International Limited (collectively, the "Underwriters"). The IPO commenced on April 15, 1999, and terminated upon the sale of all the 15,209,400 shares of common stock (including 1,289,400 shares sold pursuant to the Underwriters' over-allotment option) which were registered for sale. The aggregate offering price of the securities sold was $361,223,250 (including $30,623,250 of proceeds from the exercise of the Underwriters' over-allotment option). The Company incurred the following estimated expenses in connection with the IPO:

   Underwriting discounts and commissions..........................  $21,597,348
   Other expenses (legal and accounting fees, printing and
    engraving expenses, filing and listing fees, transfer agent and
    registrar fees and miscellaneous)..............................    2,702,652
                                                                     -----------
       Total.......................................................  $24,300,000
                                                                     ===========

  The net proceeds to the Company from the IPO, after deducting the foregoing expenses, were approximately $336,900,000. In connection with the IPO, the Company did not make any direct or indirect payments to directors or officers of the Company, except in their capacity of policyholders, or, to the Company's knowledge, to their associates; to persons owning 10% or more of any class of equity securities of StanCorp; or to affiliates of the Company. Approximately $60,000,000 of the proceeds were retained by StanCorp, and the balance of approximately $276,900,000 million was contributed to Standard.

  Of the net proceeds contributed by StanCorp to Standard, $73.9 million was used to fund policy credits required to be credited to certain eligible policyholders pursuant to the Plan, $194.0 million was used to pay all of the cash to certain eligible policyholders who are to receive cash as described in the Plan (including certain eligible policyholders who expressed a preference to receive cash), and $9.0 million was paid in connection with the distribution of Standard's non-insurance subsidiaries to StanCorp, as required by the Plan.

  The net proceeds retained by StanCorp are expected to be used for general corporate purposes of the consolidated entity.

ITEM 3: DEFAULTS UPON SENIOR DEBT

  None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5: OTHER INFORMATION

  None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit Index

       3(i). Articles of Incorporation. An amendment to StanCorp Financial Group, Inc.'s Articles of Incorporation was included in StanCorp's 8-K, filed on May 7, 1999 and is incorporated by this reference.

       15. Letter re: Unaudited interim financial statements

       27. Financial Data Schedules

  (b) No report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the three months ended March 31, 1999. Subsequently, the Company filed with the Securities and Exchange Commission a Form 8-K on May 5, 1999, which discussed the Company's consolidated financial results for the first quarter of 1999 and a pending investigation by the U.S. Department of Labor, which management believes will have no material adverse effect on the Company's business, financial conditions or results of operations. On May 7, 1999, the Company filed another Form 8-K which disclosed the implementation of StanCorp's Shareholder Rights Plan and the amendment to StanCorp's Articles of Incorporation to include a class of preferred stock.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 1, 1999                                /s/ Eric E. Parsons
                                         By:  _____________________________
                                                     Eric E. Parsons
                                                  Senior Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)


Date: June 1, 1999                                /s/ Patricia J. Brown
                                         By:  ______________________________
                                                     Patricia J. Brown
                                                 Assistant Vice President
                                                 Controller and Treasurer
                                              (Principal Accounting Officer)