Form 10-Q
period 1999-06-30
STANCORP FINANCIAL GROUP INC
filed 1999-08-13
CIK 1079577

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

    For the Quarterly Period Ended June 30, 1999

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

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of August 13, 1999, there were 33,927,415 shares of the Registrant's common stock, no par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
         Unaudited Consolidated Statements of Income and Comprehensive
          Income for the three and six months ended June 30, 1999 and
          1998..........................................................    1
         Unaudited Consolidated Balance Sheets at June 30, 1999 and
          December 31, 1998.............................................    2
         Unaudited Consolidated Statement of Changes in Shareholders'
          Equity for the six months ended June 30, 1999.................    3
         Unaudited Consolidated Statements of Cash Flows for the six
          months ended June 30, 1999 and 1998...........................    4
         Notes to Unaudited Consolidated Financial Statements...........    5
         Independent Accountants' Report................................    9
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.........................................   10
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....   20
                            PART II. OTHER INFORMATION
 ITEM 1. LEGAL PROCEEDINGS..............................................   21
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................   21
 ITEM 3. DEFAULTS UPON SENIOR DEBT......................................   21
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   21
 ITEM 5. OTHER INFORMATION..............................................   21
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................   21
 SIGNATURES..............................................................  22

                         STANCORP FINANCIAL GROUP, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             (in millions--except share data and per share amounts)

                                             For the Three       For the Six
                                              Months Ended      Months Ended
                                                June 30,          June 30,
                                           -------------------  --------------
                                              1999       1998    1999    1998
                                           -----------  ------  ------  ------
Revenues:
  Premiums................................ $     217.8  $222.0  $456.4  $442.5
  Net investment income...................        74.0    79.1   154.4   158.5
  Net realized investment gains...........         1.7     5.4     2.8     5.6
  Contribution from closed block..........         3.3      --     3.3      --
  Other...................................         0.9     1.7     1.7     2.1
                                           -----------  ------  ------  ------
    Total revenues........................       297.7   308.2   618.6   608.7
                                           -----------  ------  ------  ------
Benefits and expenses:
  Policyholder benefits...................       187.0   193.0   392.5   391.4
  Interest paid on policyholder funds.....        21.8    23.2    43.1    46.3
  Commissions.............................        15.8    16.1    32.1    33.1
  Operating expenses......................        46.7    47.7    93.0    89.7
  Net (increase) decrease in deferred
   policy acquisition costs...............        (0.5)    0.1    (0.6)   (2.1)
                                           -----------  ------  ------  ------
    Total benefits and expenses ..........       270.8   280.1   560.1   558.4
                                           -----------  ------  ------  ------
Income before Federal income taxes and
 extraordinary item.......................        26.9    28.1    58.5    50.3
Federal income taxes......................         7.7    11.2    18.0    18.8
                                           -----------  ------  ------  ------
Income before extraordinary item..........        19.2    16.9    40.5    31.5
Extraordinary item, net of tax............         1.3     0.6     3.6     0.9
                                           -----------  ------  ------  ------
Net income................................        17.9    16.3    36.9    30.6
                                           -----------  ------  ------  ------
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
   available for sale.....................       (40.3)    5.7   (71.4)    6.3
  Adjustment for realized losses..........        (0.7)   (0.1)   (2.7)   (0.3)
                                           -----------  ------  ------  ------
    Total comprehensive income, net of
     tax..................................       (41.0)    5.6   (74.1)    6.0
                                           -----------  ------  ------  ------
Comprehensive income (loss)............... $     (23.1) $ 21.9  $(37.2) $ 36.6
                                           ===========  ======  ======  ======
Proforma net income per share:
  Basic................................... $      0.53
  Diluted................................. $      0.53
Proforma weighted-average shares
 outstanding:
  Basic...................................  33,520,236
  Diluted.................................  33,529,295

           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (in millions -- except share data)

                                                          June 30, December 31,
                                                            1999       1998
                                                          -------- ------------
                         ASSETS
                         ------
Investments:
  Investment securities.................................. $2,055.7   $2,214.2
  Mortgage loans.........................................  1,666.7    1,708.1
  Real estate, net.......................................     88.6       93.0
  Policy loans...........................................     21.2      111.0
  Collateral loans.......................................      --        71.2
                                                          --------   --------
    Total investments....................................  3,832.2    4,197.5
Cash and cash equivalents................................     99.0       60.4
Deferred policy acquisition costs........................     50.2      114.9
Premiums and other receivables...........................     70.8       73.2
Federal income taxes receivable..........................      0.1        8.4
Accrued investment income................................     53.4       53.5
Property and equipment, net..............................     64.9       65.9
Other assets.............................................     17.2       36.6
Separate account assets..................................    791.5      668.5
Closed block assets......................................    604.7        --
                                                          --------   --------
    Total assets......................................... $5,584.0   $5,278.9
                                                          ========   ========
                 LIABILITIES AND EQUITY
                 ----------------------
Liabilities:
  Future policy benefits and claims...................... $1,580.2   $2,088.9
  Other policyholder funds...............................  1,507.2    1,455.5
  Deferred tax liabilities...............................     67.7      106.0
  Other liabilities......................................    130.3      120.7
  Separate account liabilities...........................    791.5      668.5
  Closed block liabilities...............................    635.8        --
                                                          --------   --------
    Total liabilities....................................  4,712.7    4,439.6
                                                          --------   --------
Commitments and Contingencies
Shareholders' equity:
  Common stock, 300,000,000 shares authorized; 33,927,415
   million shares issued and outstanding.................    852.4        --
  Retained earnings......................................     18.8      765.1
  Accumulated other comprehensive income.................      0.1       74.2
                                                          --------   --------
    Total shareholders' equity...........................    871.3      839.3
                                                          --------   --------
    Total liabilities and shareholders' equity .......... $5,584.0   $5,278.9
                                                          ========   ========

           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (in millions)

                                                       Accumulated
                                                          Other         Total
                                     Common Retained  Comprehensive Shareholders'
                                     Stock  Earnings     Income        Equity
                                     ------ --------  ------------- -------------
Balance, January 1, 1999............ $   -  $ 765.1       $74.2        $839.3
Reorganization......................  515.3  (783.2)        --         (267.9)
Initial public offering.............  337.1     --          --          337.1
Comprehensive income (loss) :
  Net income before reorganization..    --     18.1         --           18.1
  Net income after reorganization...    --     18.8         --           18.8
                                     ------ -------       -----        ------
    Net income for the six months
     ended June 30,1999.............    --     36.9         --           36.9
  Other comprehensive income, net of
   tax..............................    --      --        (74.1)        (74.1)
                                     ------ -------       -----        ------
Comprehensive income (loss).........    --     36.9       (74.1)        (37.2)
                                     ------ -------       -----        ------
Balance, June 30, 1999.............. $852.4 $  18.8       $ 0.1        $871.3
                                     ====== =======       =====        ======




           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                 For the
                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Operating:
  Net income............................................... $   36.9  $   30.6
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Net realized investment gains..........................     (2.8)     (5.6)
    Depreciation and amortization..........................     14.6       8.8
    Deferral of policy acquisition costs...................     (6.9)     (9.0)
    Deferred income taxes..................................     19.7      11.5
  Changes in other assets and liabilities:
    Trading securities.....................................    (11.7)      --
    Receivables and accrued investment income..............     (5.6)     (7.2)
    Future policy benefits and claims......................     86.0     100.5
    Accrued Federal income taxes...........................      7.9       2.0
    Closed block assets and liabilities, net...............    (22.2)      --
    Other, net.............................................     28.6      16.8
                                                            --------  --------
      Net cash provided by operating activities............    144.5     148.4
                                                            --------  --------
Investing:
  Proceeds of investments sold, matured, or repaid:
    Fixed maturity securities available for sale...........    135.4      31.1
    Fixed maturity securities held to maturity.............      --        9.2
    Mortgage loans.........................................    156.3     134.6
    Real estate, net.......................................      2.0       9.9
  Costs of investments acquired:
    Fixed maturity securities available for sale...........   (294.7)    (84.3)
    Mortgage loans.........................................   (243.6)   (219.2)
    Other investments, net.................................      --       (0.4)
  Net additions to property and equipment..................     (2.7)     (3.1)
                                                            --------  --------
      Net cash used in investing activities................   (247.3)   (122.2)
                                                            --------  --------
Financing:
  Policyholder fund deposits...............................    238.6     178.3
  Policyholder fund withdrawals............................   (257.6)   (201.2)
  Issuance of common stock.................................    337.1       --
  Payments to eligible policyholders.......................   (176.7)      --
                                                            --------  --------
      Net cash provided by (used in) financing activities..    141.4     (22.9)
                                                            --------  --------
Increase in cash and cash equivalents......................     38.6       3.3
Cash and cash equivalents, beginning of period.............     60.4      16.8
                                                            --------  --------
Cash and cash equivalents, end of period................... $   99.0  $   20.1
                                                            ========  ========
Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest............................................... $   43.9  $   46.1
    Income taxes...........................................     (7.3)     16.6

           See Notes to Unaudited Consolidated Financial Statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  1. Organization and Description of Business. On April 21, 1999, pursuant to an order by the Director of the Department of Consumer and Business Services of the State of Oregon approving the Plan of Reorganization dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), Standard Insurance Company ("Standard") converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp Financial Group, Inc. ("StanCorp"), an Oregon corporation which was organized for the purpose of becoming the parent holding company of Standard and its non-insurance subsidiaries. Also, on April 21, 1999, StanCorp completed an initial public offering (the "IPO") of approximately 15.2 million shares (including approximately 1.3 million shares subsequently sold pursuant to the underwriters' over-allotment option) of its common stock at the IPO price of $23.75 per share. The shares of common stock issued in the IPO were in addition to approximately 18.7 million shares of StanCorp common stock distributed to Standard policyholders, pursuant to the Plan, in exchange for their membership interests in Standard.

  As used in these financial statements, the "Company" means, at all times before the effective date of the Plan, Standard and its subsidiaries collectively, and at all times on and after such date, StanCorp and its subsidiaries.

  StanCorp is the holding company parent of Standard and other non-insurance subsidiaries. Standard primarily underwrites group and individual disability, life and annuity products and group dental insurance. Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the US Territory of Guam. Standard is licensed for reinsurance only in New York.

  2. Basis of Presentation. The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenue and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial condition at June 30, 1999 and December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 and 1998, and of cash flows for the six months ended June 30, 1999 and 1998. Interim results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This report should be read in conjunction with the Company's 1998 Annual Report included in the Registration Statement (Registration No. 333-72521) and Prospectus of StanCorp.

  3. Closed Block. On April 21, 1999, the Company established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies, including payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998, if the experience underlying such dividend scales, including the portfolio interest rate, continues. These assets, totaling $604.7 million at June 30, 1999, are for the benefit of the policies in the closed block.

  The contribution to operating income of the Company from the closed block is reported as a single line item in the statements of income. Accordingly, all components of pretax income for the closed block are shown as a net amount under the caption "Contribution from closed block". Federal income tax expense applicable to the closed block is reflected as a component of total tax expense. This results in material reductions in the respective line items in the statements of income while having no effect on net income. All assets allocated to the closed block are grouped together and shown as a separate line item under the caption "Closed block assets". Likewise, all liabilities attributable to the closed block are combined and disclosed as a separate line item under the caption "Closed block liabilities".

  Summarized financial information of the closed block at June 30, 1999 (in millions) is as follows:

                                   ASSETS
                                   ------
     Investments:
       Investment securities...........................................  $225.9
       Mortgage loans..................................................   141.0
       Policy loans....................................................    92.3
       Collateral loans................................................    69.5
                                                                         ------
         Total investments.............................................   528.7
       Cash and cash equivalents.......................................     0.6
       Deferred policy acquisition costs...............................    67.4
       Premiums and other receivables..................................     4.5
       Accrued investment income.......................................     3.5
                                                                         ------
         Total closed block assets.....................................  $604.7
                                                                         ======
                           LIABILITIES AND EQUITY
                           ----------------------
     Liabilities:
       Future policy benefits and claims...............................  $597.3
       Other policyholder funds........................................    20.0
       Deferred tax liabilities........................................    16.1
       Other liabilities...............................................     2.4
                                                                         ------
         Total closed block liabilities................................  $635.8
                                                                         ======

  Summarized financial results for the closed block for the six months ended June 30, 1999 (in millions) are as follows:

     Revenues:
       Premiums.......................................................... $15.7
       Net investment income.............................................  10.7
                                                                          -----
         Total revenues..................................................  26.4
     Benefits and expenses:
       Policyholder benefits.............................................  17.9
       Interest paid on policyholder funds...............................   0.3
       Commissions.......................................................   2.2
       Operating expenses................................................   1.3
       Net decrease in deferred acquisition costs........................   1.4
                                                                          -----
         Total benefits and expenses.....................................  23.1
                                                                          -----
           Contribution from closed block................................ $ 3.3
                                                                          =====

  The excess of closed block liabilities over closed block assets at June 30, 1999 represents the estimated future contribution from closed block, which will be recognized in the Company's consolidated statements of income and comprehensive income over the period the underlying policies and contracts remain in force.

  If, over the period the closed block remains in existence, the actual cumulative contribution is greater than the expected cumulative contribution, only such expected contribution will be recognized in the Company's consolidated statements of income and comprehensive income. The excess will be paid to closed block policyholders as additional policyholder dividends. Alternatively, if the actual cumulative contribution is less than the expected cumulative contribution, only such actual contribution will be recognized in the Company's statements of income. However, policyholder dividends will be changed in the future, to increase actual contributions until the actual cumulative contributions equal the expected cumulative contributions.

  4. Segments. The following table sets forth selected segment information for the three and six month periods ended June 30, 1999 and June 30, 1998 respectively:

                                 Group   Retirement Individual
                               Insurance   Plans    Insurance  Other   Total
                               --------- ---------- ---------- ------ --------
                                                (in millions)
Three months ended June 30,
 1999:
Revenues...................... $  247.6   $   16.6   $   30.4  $  3.1 $  297.7
Benefits and expenses:
  Policyholder benefits.......    176.7       11.1       21.0     --     208.8
  Operating expenses..........     49.7        5.8        6.2     0.3     62.0
                               --------   --------   --------  ------ --------
    Total benefits and
     expenses.................    226.4       16.9       27.2     0.3    270.8
                               --------   --------   --------  ------ --------
Income before Federal income
 taxes and extraordinary
 item......................... $   21.2   $   (0.3)    $  3.2  $  2.8 $   26.9
                               ========   ========   ========  ====== ========
Six months ended June 30,
 1999:
Revenues...................... $  496.3   $   33.8   $   82.9  $  5.6 $  618.6
Benefits and expenses:
  Policyholder benefits.......    354.2       21.6       59.8     --     435.6
  Operating expenses..........     96.1       12.0       15.7     0.7    124.5
                               --------   --------   --------  ------ --------
    Total benefits and
     expenses.................    450.3       33.6       75.5     0.7    560.1
                               --------   --------   --------  ------ --------
Income before Federal income
 taxes and extraordinary
 item......................... $   46.0   $    0.2   $    7.4  $  4.9 $   58.5
                               ========   ========   ========  ====== ========
Total assets.................. $2,003.9   $1,432.3   $1,627.3  $520.8 $5,584.0
                               ========   ========   ========  ====== ========

                                 Group   Retirement Individual
                               Insurance   Plans    Insurance  Other   Total
                               --------- ---------- ---------- ------ --------
                                                (in millions)
Three months ended June 30,
 1998:
Revenues...................... $  233.4   $   16.7   $   54.3  $  3.8 $  308.2
Benefits and expenses:
  Policyholder benefits.......    166.7       11.1       38.4     --     216.2
  Operating expenses..........     46.7        5.8       10.6     0.8     63.9
                               --------   --------   --------  ------ --------
    Total benefits and
     expenses.................    213.4       16.9       49.0     0.8    280.1
                               --------   --------   --------  ------ --------
Income before Federal income
 taxes and extraordinary
 item......................... $   20.0   $   (0.2)     $ 5.3  $  3.0 $   28.1
                               ========   ========   ========  ====== ========
Six months ended June 30,
 1998:
Revenues...................... $  459.2   $   34.3   $  109.7  $  5.5 $  608.7
Benefits and expenses:
  Policyholder benefits.......    337.1       23.6       76.9     --     437.7
  Operating expenses..........     89.8       10.8       19.0     1.2    120.7
                               --------   --------   --------  ------ --------
    Total benefits and
     expenses.................    426.9       34.4       95.9     1.2    558.4
                               --------   --------   --------  ------ --------
Income before Federal income
 taxes and extraordinary
 item......................... $   32.3   $   (0.1)  $   13.8  $  4.3 $   50.3
                               ========   ========   ========  ====== ========
Total assets.................. $1,896.1   $1,266.3   $1,529.8  $311.9 $5,004.1
                               ========   ========   ========  ====== ========

  Revenues include premiums, net investment income, and other income. Benefits include policyholder benefits, interest paid on policyholder funds, and policyholder dividends. Operating expenses include commissions, general operating expenses and the net increase (decrease) in deferred policy acquisition costs.

  5. Commitments and Contingencies. The Company has available lines of credit totaling $110.0 million, including a $100.0 million unsecured revolving line of credit that was entered into in the first quarter of 1999. The Company is not required to maintain compensating balances, but pays a commitment fee. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. On June 30, 1999, the Company was in compliance with all such covenants. The interest rates are based on current market rates. On June 30, 1999, there were no outstanding borrowings on the credit lines.

  In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending at June 30, 1999. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

                        INDEPENDENT ACCOUNTANTS' REPORT

StanCorp Financial Group, Inc.

  We have reviewed the accompanying consolidated balance sheet of StanCorp Financial Group, Inc. and subsidiaries (the "Company", formerly known as Standard Insurance Company, prior to the April 21, 1999 reorganization discussed in Note 1) as of June 30, 1999, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 1999 and 1998, changes in shareholders' equity for the six month period ended June 30, 1999, and cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Portland, Oregon
August 12, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the consolidated financial condition and results of operations of StanCorp Financial Group, Inc. should be read in conjunction with the consolidated financial statements and related notes thereto included herein. As used in this analysis, the "Company" means, at all times before the effective date of the Plan of Reorganization (the "Plan"), Standard Insurance Company ("Standard") and its subsidiaries, collectively, and at all times on and after such date, StanCorp Financial Group, Inc. ("StanCorp") and its subsidiaries.

Forward-looking Statements

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

Reorganization

  In December 1997, Standard's board of directors authorized management to proceed with the development of a plan of reorganization to convert from a mutual life insurance company to a stock life insurance company. Prior to the reorganization, StanCorp was a wholly owned subsidiary of Standard formed with the purpose of becoming an insurance holding company on the completion of Standard's reorganization. StanCorp's assets consisted solely of $1,000 cash received as a capital contribution from Standard. StanCorp had no further activity until Standard's reorganization.

  On April 21, 1999, StanCorp completed an initial public offering of common stock, issuing 15,209,400 shares (including 1,289,400 shares subsequently sold pursuant to the underwriters' over-allotment option) at $23.75 per share, and received proceeds, net of IPO expenses, of $337.1 million. Of the proceeds, $276.9 million was contributed to Standard, of which $267.9 million was used to retire obligations to policyholders arising out of Standard's conversion to a stock life company and $9.0 million was paid in exchange for ownership of Standard's non-insurance subsidiaries. The remaining $60.2 million has been retained by StanCorp for general corporate purposes, which may include contributions to Standard or to its other subsidiaries. Concurrent with the IPO, StanCorp issued 18,718,015 shares of common stock to eligible policyholders under the Plan in exchange for the policyholders' membership interests in Standard. The costs incurred and expensed in the first six months of 1999 related to the reorganization totaled $3.6 million, and are included in the financial statements as an extraordinary item. We estimate that an additional $0.5 million in reorganization costs will be incurred in 1999.

  On the completion of its reorganization, Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies, including payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998, if the experience underlying such dividend scales, including the portfolio interest rate, continues. These assets, totaling $604.7 million at June 30, 1999, are for the benefit of the policies in the closed block.

  The contribution to operating income of the Company from the closed block is reported as a single line item in the statements of income. Accordingly, all components of revenues and benefits and expenses for the closed block are shown as a net amount under the caption "Contribution from closed block". Federal income tax expense applicable to the closed block is reflected as a component of total tax expense. This results in material reductions in the respective line items in the statements of income while having no effect on net income. All assets allocated to the closed block are grouped together and shown as a separate line item under the caption "Closed block assets". Likewise, all liabilities attributable to the closed block are combined and disclosed as a separate line item under the caption "Closed block liabilities". Management believes that the presentation of the results of operations on a combined basis as if the closed block had not been formed facilitates comparability with the results of operations for the periods prior to its formation. Accordingly, the combined presentation set forth below includes revenues and expenses associated with policies included in the closed block. Such presentation does not affect the Company's reported net income.

                                                                  Six Months
                                             Three Months Ended      Ended
                                                  June 30,         June 30,
                                             ------------------- -------------
                                               1999      1998     1999   1998
                                             --------- --------- ------ ------
                                                        (in millions)
   Revenues:
     Premiums..............................  $   233.5 $   222.0 $472.1 $442.5
     Net investment income.................       84.7      79.1  165.0  158.5
     Net realized investment gains.........        1.7       5.4    2.8    5.6
     Other.................................        0.9       1.7    1.7    2.1
                                             --------- --------- ------ ------
       Total...............................      320.8     308.2  641.6  608.7
                                             --------- --------- ------ ------
   Benefits and expenses:
     Policyholder benefits.................      205.0     193.0  410.4  391.4
     Interest paid on policyholder funds...       22.1      23.2   43.4   46.3
     Commissions...........................       18.0      16.1   34.3   33.1
     Operating expenses....................       47.9      47.7   94.2   89.7
     Net (increase) decrease in deferred
      policy acquisition costs.............        0.9       0.1    0.8   (2.1)
                                             --------- --------- ------ ------
       Total...............................      293.9     280.1  583.1  558.4
                                             --------- --------- ------ ------
   Income before Federal income taxes and
    extraordinary item.....................  $    26.9 $    28.1 $ 58.5 $ 50.3
                                             ========= ========= ====== ======

Consolidated Results of Operations--Three and Six Month Periods Ended June 30, 1999 and 1998

 Premiums

  Premiums, which include policy and contract charges, increased by $11.5 million, or 5.2%, to $233.5 million in the second quarter of 1999 from $222.0 million in the second quarter of 1998. The increase resulted primarily from growth in the group insurance business, as evidenced by increased group insurance premiums of $11.2 million in the second quarter of 1999.

  For the six months ended June 30, 1999, premiums were $472.1 million as compared with $442.5 million in the second quarter of 1999, or a $29.6 million increase. The increase resulted primarily from growth in group premiums of $31.3 million, partially offset by a decline in individual insurance premiums of $3.0 million (See "--Selected Segment Information).

 Net Investment Income

  Net investment income increased by $5.6 million, or 7.1%, to $84.7 million in the second quarter of 1999 compared to $79.1 million in the same period of 1998. This increase resulted from a 7.5% increase in average invested assets to $4.32 billion for the second quarter of 1999, from $4.02 billion for the same period of 1998, partially offset by a decrease in the portfolio yield. The portfolio yield at June 30, 1999 and 1998 was 7.71% and 7.95%, respectively. The primary reason for the decrease in portfolio yield was a decreasing interest rate environment, which may or may not continue in the future.

  For the six months ended June 30, 1999 net investment income was $165.0 million compared to $158.5 million for the same period of 1998. This increase again resulted from an increase in average invested assets, partially offset by a decrease in the portfolio yield. Average invested assets for the six months ended June 30, 1999 and 1998 were $4.28 billion and $3.99 billion, respectively, or a 7.3% increase. The decrease in portfolio yield was a result of the declining interest rate environment mentioned above, as well as a decline through the first quarter of 1999 in mortgage loans as a percentage of invested assets. The yield on mortgage loans typically exceeds the return provided from fixed maturity securities.

 Net Realized Investment Gains

  Net realized gains and losses occur primarily as a result of dispositions of the Company's invested assets in the regular course of investment management. Net realized investment gains were $1.7 million and $2.8 million in the second quarter and six months ended June 30, 1999. For the same periods of 1998, net realized investment gains were $5.4 million and $5.6 million, respectively. In the second quarter of 1998, $3.9 million in net realized investment gains resulted from gains on sales of certain real estate properties. No such sales occurred during the first half of 1999.

 Policyholder Benefits

  Policyholder benefits, including policyholder dividends and interest paid on policyholder funds, increased by $10.9 million, or 5.0%, to $227.1 million in the second quarter of 1999 from $216.2 million for the same period of 1998. For the six months ended June 30, 1999 and 1998, policyholder benefits including interest were $453.8 million and $437.7 million, respectively. For both comparative periods, the increase resulted primarily from growth in the group insurance business, partially offset by lower interest credited to group annuity contracts. (See "--Selected Segment Information".)

 Operating Expenses

  Operating expenses, including state and local taxes, commissions and the net increase or decrease in deferred policy acquisition costs, increased by $2.9 million, or 4.5%, to $66.8 million in the second quarter of 1999 from $63.9 million in the second quarter of 1998. This growth was primarily related to business growth, as evidenced by the 5.2% increase in premiums. Additionally, two new Group Insurance sales offices and two new Retirement Plans sales offices were opened during the second quarter.

  For the six months ended June 30, 1999 operating expenses increased by $8.6 million, or 7.1%, to $129.3 million from $120.7 million for the same period of 1998. The increase for these comparative periods resulted from a combination of business growth and a $2.8 million increase in expense related to policy acquisition costs for the Individual Insurance segment (see "--Selected Segment Information Individual Insurance Segment").

 Federal Income Taxes

  StanCorp's provision for Federal income taxes will differ from the amounts calculated at the Federal corporate tax rate primarily due to permanent differences, including nontaxable investment income and tax credits. The effective Federal income tax rates for the second quarter of 1999 and 1998 were 28.6% and 39.9%, respectively. For the six months ended June 30, 1999 and 1998, the effective rates were 30.8% and 37.4%, respectively. The decrease in the effective tax rates for the comparative periods primarily related to amounts provided for uncertainties and adjustments to amounts provided in prior years.

 Income before Extraordinary Item

  Income before extraordinary item increased $2.3 million, or 13.6%, to $19.2 million in the second quarter of 1999 from $16.9 million in the same period of 1998.

  For the six months ended June 30, 1999 income before extraordinary item increased $9.0 million, or 28.6%, to $40.5 million from $31.5 million for the same period of 1998.

Selected Segment Information:

The following table sets forth selected segment information for the periods indicated:

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       --------------------  -----------------
                                         1999       1998       1999     1998
                                       ---------  ---------  -------- --------
                                                    (in millions)
   Revenues:
     Group Insurance segment.........    $ 247.6    $ 233.4  $  496.3 $  459.2
     Retirement Plans segment........       16.6       16.7      33.8     34.3
     Individual Insurance segment....       53.4       54.3     105.9    109.7
     Other...........................        3.1        3.8       5.6      5.5
                                       ---------  ---------  -------- --------
       Total revenues................  $   320.7  $   308.2  $  641.6 $  608.7
                                       =========  =========  ======== ========
   Income before Federal income taxes
    and extraordinary item:
     Group Insurance segment.........  $    21.2  $    20.0  $   46.0 $   32.3
     Retirement Plans segment........       (0.3)      (0.2)      0.2     (0.1)
     Individual Insurance segment....        3.2        5.3       7.4     13.8
     Other...........................        2.8        3.0       4.9      4.3
                                       ---------  ---------  -------- --------
       Total income before Federal
        income taxes and
        Extraordinary item...........  $    26.9  $    28.1  $   58.5 $   50.3
                                       =========  =========  ======== ========
   Reserves at period end (1):
     Group Insurance segment.........                        $1,498.8 $1,330.1
     Retirement Plans segment........                           634.2    631.4
     Individual Insurance segment....                         1,571.6  1,458.9
                                                             -------- --------
       Total reserves................                        $3,704.6 $3,420.4
                                                             ======== ========

--------
(1) Reserves are comprised of future policy benefits and claims and other policyholder funds.

 Group Insurance Segment

  The Group Insurance segment sells long and short term disability, life, accidental death and dismemberment and dental insurance. As the largest of the Company's three segments, group insurance premiums accounted for 88.8% and 88.4% of Standard's total premiums for the second quarter of 1999 and 1998, respectively.

The following table sets forth selected financial data for the Group Insurance segment for the periods indicated:

                                                                 Six Months
                                          Three Months Ended        Ended
                                               June 30,           June 30,
                                          --------------------  --------------
                                            1999       1998      1999    1998
                                          ---------  ---------  ------  ------
                                                (Dollars in millions,
                                                except as indicated)
   Revenues:
     Premiums...........................  $   207.4  $   196.2  $418.9  $387.6
     Net investment income..............       38.5       35.2    74.5    69.3
     Net realized investment gains......        0.8        0.7     1.3     0.6
     Other..............................        0.9        1.3     1.6     1.7
                                          ---------  ---------  ------  ------
       Total revenues...................      247.6      233.4   496.3   459.2
                                          ---------  ---------  ------  ------
   Benefits and expenses:
     Policyholder benefits..............      176.7      166.7   354.2   337.1
     Operating expenses.................       49.7       46.7    96.1    89.8
                                          ---------  ---------  ------  ------
       Total benefits and expenses......      226.4      213.4   450.3   426.9
                                          ---------  ---------  ------  ------
   Income before Federal income taxes
    and extraordinary item..............  $    21.2  $    20.0  $ 46.0  $ 32.3
                                          =========  =========  ======  ======
   Benefit ratio (% of premiums)........       85.2%      85.0%   84.6%   87.0%
   Operating expense ratio (% of
    premiums)...........................       24.0%      23.8%   22.9%   23.2%
   Life insurance in force at period end
    (in billions).......................                        $ 86.3  $ 78.6

  Premiums increased $11.2 million, or 5.7%, to $207.4 million in the second quarter of 1999 from $196.2 million in the second quarter of 1998. For the six months ended June 30, 1999, premiums increased $31.3 million, or 8.1%, to $418.9 million from $387.6 million for the same period of 1998. For the periods presented, approximately eighty percent of the premium growth related to group accident and health insurance lines, concentrated in long term disability insurance, with the remainder being primarily attributable to group life insurance.

  Net investment income increased $3.3 million, or 9.4%, to $38.5 million in the second quarter of 1999 from $35.2 million in the second quarter of 1998. The increase was due to an increase of 5.7% in the average assets allocated to the segment, partially offset by a decrease due to declining portfolio yield.

  Policyholder benefits increased by $10.0 million, or 6.0%, to $176.7 million in the second quarter of 1999 from $166.7 million for the same period of 1998. This increase was a result of growth in business for the segment, as evidenced by the 5.7% increase in premiums, and a slight increase in the benefit ratio. The benefit ratio increased from 85.0% in the second quarter of 1998 to 85.2% in the second quarter of 1999. The benefit ratio averaged 85.0% in 1998.

  Through June 30, 1999, policyholder benefits increased $17.1 million, or 5.1%, to $354.2 million from $337.1 million for the same period of the prior year. The increase resulted from a combination of offsetting factors, increasing as a result of growth in business as evidenced by the 8.1% increase in premiums for the same periods, and decreasing due to fluctuations in the benefit ratio. Throughout 1998, this segment experienced an improving benefit ratio with an average for the year of 85.0%. However, in the first quarter of 1999, claims experience was favorable resulting in an 83.9% benefit ratio, compared to 89.0% for the same period of 1998. As indicated above, claims experience for the second quarter of 1999 was more in line with the 1998 average at 85.0%. Because benefit ratios are heavily affected by actual claims experience, trends may or may not continue in the future.

  Operating expenses increased $3.0 million, or 6.4%, to $49.7 million in the second quarter of 1999 from $46.7 million in the second quarter of 1998. Operating expenses for the six months ended June 30, 1999, increased $6.3 million, or 7.0%, to $96.1 million for 1999, compared to $89.8 million for 1998. The increases for both comparative periods primarily related to the growth in business, including the opening of two new sales offices in the second quarter of 1999. The operating expense ratios for the second quarter of 1999 and 1998 were 24.0% and 23.8%, respectively, and were 22.9% and 23.2%, respectively, for the six months ended June 30, 1999 and 1998.

  Income before Federal income taxes and extraordinary item for the segment increased by $1.2 million to $21.2 million in the second quarter of 1999 from $20.0 million in the same period of 1998. Income before Federal income taxes and extraordinary item for the six months ended June 30, 1999, increased $13.7 million to $46.0 million for the six months ended June 30, 1999, from $32.3 million for the same period of 1998. The increase was primarily due to the improvement in the benefit ratio experienced in the first quarter of 1999.

 Retirement Plans Segment

  The Retirement Plans segment offers full-service 401(k) and other pension plan products and services.

  The following table sets forth selected financial data for the Retirement Plans segment for the periods indicated:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        1999       1998       1999      1998
                                      ---------  ---------  --------  --------
                                              (Dollars in millions)
   Revenues:
     Premiums.......................  $     3.8  $     3.1  $    8.6  $    7.1
     Net investment income..........       12.9       13.2      25.2      26.9
     Net realized investment gains
      (losses)......................       (0.1)       0.4       --        0.3
                                      ---------  ---------  --------  --------
       Total revenues...............       16.6       16.7      33.8      34.3
                                      ---------  ---------  --------  --------
   Benefits and expenses:
     Policyholder benefits..........       11.1       11.1      21.6      23.6
     Operating expenses.............        5.8        5.8      12.0      10.8
                                      ---------  ---------  --------  --------
       Total benefits and expenses..       16.9       16.9      33.6      34.4
                                      ---------  ---------  --------  --------
   Income (Loss) before Federal
    income taxes and extraordinary
    item............................  $    (0.3) $    (0.2) $    0.2  $   (0.1)
                                      =========  =========  ========  ========
   Operating expense ratio (% of
    total revenues).................       34.9%      34.7%     35.5%     31.5%
   Assets under management at period
    end:
     General account................                        $  634.2  $  627.7
     Separate account...............                           791.5     611.7
                                                            --------  --------
       Total........................                        $1,425.7  $1,239.4
                                                            ========  ========

  Revenues are derived from premiums, which consist of charges for administrative services on assets managed in both the general account and separate account, and interest income on assets managed in the general account. Premiums increased $0.7 million and $1.5 million for the three and six month periods ended June 30, 1999 compared to the same periods in 1998, primarily from growth in assets under management.

  For the three and six month periods ended June 30, 1999, net investment income decreased $0.3 million and $1.7 million, respectively, compared to the same periods of the prior year. The decline for both comparative periods was primarily due to the decline in the net investment yield. For the first quarter of 1999, the decline also was affected by a 2.9% decrease in assets under management in the general account. This decrease was caused by contractholder withdrawals and transfers to separate account contracts offered by the Company.

  The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rate spreads. Therefore, policyholder benefits (which include interest credited to policyholders) should generally trend with net investment income. For the three and six month periods ended June 30, 1999, policyholder benefits did just that, remaining stable for the quarter, and decreasing $2.0 million for the six months, as compared to the same periods of 1998. This compared with a decrease in net investment income for these same periods of $0.3 million and $1.7 million, respectively.

  Operating expenses remained stable at $5.8 million in the second quarter of 1999 compared to the same period of 1998, and increased $1.2 million for the six months ended June 30, 1999 as compared to the same period of 1998. Management expects the rate of expense growth to outpace revenue growth for the remainder of 1999, due to certain initiatives. During the second quarter of 1999, two new field offices were opened and a third was opened in July. Two additional new field offices are planned to be opened before year end. Management expects that the new offices will contribute to increased market share by 2001, resulting in significant premium growth. This expectation is supported by the segment's decision to focus on administering a single type of plan. In the fourth quarter of 1997, the segment began to exit its traditional business by converting existing traditional plans, which allow quarterly investment directives by the employers and participants, to daily plans, which allow daily investment directives. Daily plans are believed to be more attractive to customers. Management expects the conversion to be completed or the traditional plans discontinued by December 31, 1999. Although the efficiencies and cost savings of the strategy cannot be readily estimated, management believes that future expense savings will be realized.

  The loss before Federal income taxes and extraordinary item for the Retirement Plans segment in the second quarter of 1999 and 1998 was $0.3 million and $0.2 million, respectively. Income before Federal income taxes and extraordinary item for the six months ended June 30, 1999, was $0.2 million, compared to a loss of $0.1 million for the same period of 1998.

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

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                    ------------------------ -----------------
                                      1999         1998        1999      1998
                                    ---------  ------------- ---------  ------
                                               (Dollars in millions,
                                                except as indicated)
   Revenues:
     Premiums.....................      $22.3         $22.7  $    44.7  $ 47.7
     Net investment income........       30.0          30.5       59.7    61.0
     Net realized investment gains
      ............................        1.1           0.7        1.5     0.6
     Other........................        --            0.4        --      0.4
                                    ---------  ------------  ---------  ------
       Total revenues.............       53.4          54.3      105.9   109.7
                                    ---------  ------------  ---------  ------
   Benefits and expenses:
     Policyholder benefits........       39.2          38.4       78.0    76.9
     Operating expenses...........       11.0          10.6       20.5    19.0
                                    ---------  ------------  ---------  ------
       Total benefits and
        expenses..................       50.2          49.0       98.5    95.9
                                    ---------  ------------  ---------  ------
   Income before Federal income
    taxes and extraordinary item..  $     3.2  $        5.3  $     7.4  $ 13.8
                                    =========  ============  =========  ======
   Operating expense ratio (% of
    premiums).....................       49.3%         46.7%      45.9%   39.8%
   Life insurance in force at
    period end (in billions)......                           $     7.9  $  7.8

  Premiums for the Individual Insurance segment typically fluctuate due, in part, to the sale of single premium products, variations in sales volume and fluctuations in reinsurance activity. Premiums were $25.0 million, $22.7 million, $22.0 million and $24.5 million for the first through fourth quarters of 1998, respectively, and were $22.4 million and $22.3 million in the first and second quarters of 1999.

  Premiums decreased $3.0 million, or 6.3%, to $44.7 million for the six months ended June 30, 1999, compared to $47.7 million for the same period of 1998. The decrease resulted, in part, from the typical fluctuations discussed above, and from, in part, declining demand due to the maturing individual insurance market.

  Policyholder benefits increased $0.8 million, or 2.1%, to $39.2 million in the second quarter of 1999 compared to $38.4 million for the second quarter of 1998, and increased $1.1 million for the six months ended June 30, 1999 compared to the same period of the prior year.

  Operating expenses remained relatively stable at $11.0 million in the second quarter of 1999 compared to $10.6 million in the second quarter of 1998. For the six months ended June 30, 1999 operating expenses increased $1.5 million to $20.5 million from $19.0 million for the same period of 1998. The increase included $2.8 million related to net deferred policy acquisition costs, offset in part by a $1.0 million decrease in commission expense, which was primarily due to decreased premiums. The deferral and amortization of policy acquisition costs involves the use of estimates which management revises when appropriate.

  Income before Federal income taxes and extraordinary item for the Individual Insurance segment was $3.2 million and $5.3 million for the second quarter of 1999 and 1998, respectively, and $7.4 million and $13.8 million for the six months ended June 30, 1999 and 1998, respectively.

 Other

  Other includes primarily mortgage lending and real estate management subsidiaries, investments maintained by StanCorp, and real estate investments maintained by Standard. Income before Federal income taxes and extraordinary item for the second quarter of 1999 and 1998 was $2.8 million and $3.0 million, respectively. For the six months ended June 30, 1999 and 1998 these amounts were $4.9 million and $4.3 million, respectively. The income primarily related to the fees earned by the mortgage subsidiary for servicing and originating loans, totaling $2.7 million and $2.0 million for the six month periods ended June 30, 1999 and 1998, respectively. In addition, second quarter 1999 results include $0.7 million in net investment income on IPO proceeds. Second quarter 1998 results include $3.6 million in realized capital gain primarily related to non-recurring sales of real estate investments.

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

  The Company's mortgage loan portfolio represented 41.4% of total invested assets at June 30, 1999. Policyholders or claimants cannot withdraw Standard's large block of disability reserves and claim payments are issued monthly over periods that may extend for many years. This holding of stable long-term reserves makes it possible for Standard to allocate a greater portion of its assets to long-term commercial mortgage loans than many other life insurance companies. At June 30, 1999, the Company had outstanding commitments to fund or acquire various assets, generally mortgage loans with interest rates ranging from 7.25% to 8.50%, totaling $160.8 million. The Company's capital expenditures are estimated to be $10.1 million for the remainder of 1999.

  The following table sets forth selected liquidity characteristics for policyholder reserves and deposit fund liabilities.

             Policyholder Reserves and Deposit Fund Liabilities--
                           Liquidity Characteristics

                                                        At June 30,
                                               ------------------------------
                                                    1999            1998
                                               --------------  --------------
                                                        % of            % of
                                                Amount  Total   Amount  Total
                                               -------- -----  -------- -----
                                                   (Dollars in millions)
   Subject to Discretionary Withdrawal:
     At fund balance or with market value
      adjustment or surrender charge of less
      than 5%................................. $  732.3  19.8% $  731.4  21.4%
     At fund balance, with market value
      adjustment or surrender charge of 5% or
      more....................................    587.0  15.8     581.3  17.0
                                               -------- -----  -------- -----
       Total subject to discretionary
        withdrawal............................  1,319.3  35.6   1,312.7  38.4
   Not subject to withdrawal..................  2,385.3  64.4   2,107.7  61.6
                                               -------- -----  -------- -----
       Total.................................. $3,704.6 100.0% $3,420.4 100.0%
                                               ======== =====  ======== =====

  Financing. The Company has available lines of credit totaling $110.0 million, including a $100.0 million unsecured revolving line of credit that was entered into in the first quarter of 1999. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. Such covenants could have the effect of limiting StanCorp's ability to pay dividends to its shareholders.

  On June 30, 1999, the Company was in compliance with all such covenants. On August 2, 1999, the board of directors of StanCorp declared its first quarterly dividend of $0.06 per share of common stock. The dividend is payable on September 3, 1999 to shareholders of record at the close of business on August 13, 1999.

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

  The Company has assessed its computer hardware for Year 2000 readiness. The hardware is generally compliant, with the exception of a few personal computers, which are being replaced in the normal course of business and will be completed by the end of 1999. In addition, the Company has assessed its non-information technology systems and has found them to be Year 2000 ready.

  The Company has established milestone dates for each of the critical subprojects that comprise the Company's master year 2000 plan. These milestone dates are key events for determining whether the remediation or replacement of a critical system will be completed successfully and on time. If any milestone date is missed, the Company will commence the development of a contingency plan that will either remediate or replace the system that the subproject was designed to bring into compliance. As of June 30, 1999, all subprojects have progressed through identified milestones, and as the result of this progress, no contingency plans were initiated during the six months ended June 30, 1999. There can be no guarantee that the Company's method of developing contingency plans or the contingency plans themselves, if required, will prevent the Year 2000 issue from having a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is using both internal and external resources to reprogram, upgrade or replace and test its software and hardware for Year 2000 readiness. At June 30, 1999, the Company had completed the Year 2000 project for all business-critical applications. Based on presently available information, the Company estimates the total remaining cost at June 30, 1999 of the Year 2000 project to be approximately $1.0 million. These costs are being funded through operating cash flows and expensed as incurred. As of June 30, 1999, the Company has incurred and expensed approximately $14.0 million related to assessment and remediation or replacement in connection with the Year 2000 project since inception.

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

  The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which Standard is vulnerable to those third parties' failure to remediate their own Year 2000 issues. A majority of the Company's significant suppliers have given assurances that they are, or will be, Year 2000 compliant by December 31, 1999. The Company continues to monitor significant suppliers and is taking appropriate action, if necessary, for non-compliant suppliers. The Company has also received adequate assurances that its major customers that have systems that connect with the Company's systems are, or will be, Year 2000 compliant by December 31, 1999. While management believes that it is not at significant risk that its significant suppliers and large customers will not be Year 2000 compliant, there can be no guarantee that the hardware and software of other companies, governmental agencies or other entities on which the Company relies will be converted on a timely basis, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's hardware and software, would not have a material adverse effect on the Company's business, financial condition or results of operations.

Litigation

  In the normal course of its business, the Company is involved in various legal actions and other state and federal proceedings. A number of these actions or proceedings were pending as of June 30, 1999. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operation.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes in reported interest rate risks faced by the Company since the end of the most recent fiscal year.

                          PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

  On April 26, 1999 Standard received notice from the San Francisco office of the U.S. Department of Labor (the "DOL") that it was conducting an investigation with respect to Standard's employee benefit plan clients pursuant to Section 504(a)(1) of the Employee Retirement Income Security Act of 1974 ("ERISA"), to determine whether any person has violated or is about to violate any provision of Title I of ERISA. Standard and certain of its employee benefit plan clients are subject to ERISA in connection with, among other things, certain policies sold by Standard's Group Insurance segment. The notice included a subpoena that certain documents and records be provided to the DOL. Standard intends to cooperate fully with the DOL.

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

  In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of June 30, 1999. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR DEBT

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibit Index

       3(i). Articles of Incorporation. Incorporated by reference to Exhibit
       4.1 of StanCorp's Form 8-K, filed on May 7, 1999.

       15. Letter re: Unaudited interim financial statements

       27. Financial Data Schedules

  (b) (i) On May 5, 1999 the Company filed with the Securities and Exchange Commission a Form 8-K, which discussed the Company's consolidated financial results for the first quarter of 1999 and a pending investigation by the U.S. Department of Labor, which management believes will have no material adverse effect on the Company's business, financial conditions or results of operations.

       (ii) On May 7, 1999, the Company filed a Form 8-K which disclosed the implementation of StanCorp's Shareholder Rights Plan and the amendment to StanCorp's Articles of Incorporation to include a class of preferred stock.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999



                                  /s/ Eric E. Parsons
                         By:  _____________________________
                                     Eric E. Parsons
                                  Senior Vice President
                               and Chief Financial Officer
                              (Principal Financial Officer)

Date: August 13, 1999



                                  /s/ Patricia J. Brown
                         By:  ______________________________
                                     Patricia J. Brown
                                 Assistant Vice President
                                 Controller and Treasurer
                              (Principal Accounting Officer)