Form 10-Q
period 1999-09-30
STANCORP FINANCIAL GROUP INC
filed 1999-11-12
CIK 1079577

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

     For the Quarterly Period Ended September 30, 1999

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

  As of November 10, 1999, there were 33,719,514 shares of the Registrant's common stock, no par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                            Page
                                                                            ----
                           PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
         Unaudited Consolidated Statements of Income and Comprehensive
          Income for the three and nine months ended September 30, 1999 and 1998........................................................  1
         Unaudited Consolidated Balance Sheets at September 30, 1999 and
          December 31, 1998...............................................  2
         Unaudited Consolidated Statement of Changes in Shareholders'
          Equity for the nine months ended September 30, 1999.............  3
         Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998........................  4
         Notes to Unaudited Consolidated Financial Statements.............  5
         Independent Accountants' Report..................................  9
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................  10
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  20

                             PART II. OTHER INFORMATION
 ITEM 1. LEGAL PROCEEDINGS................................................  21
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................  21
 ITEM 3. DEFAULTS UPON SENIOR DEBT........................................  21
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  21
 ITEM 5. OTHER INFORMATION................................................  21
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................  21
 SIGNATURES................................................................ 22

                         STANCORP FINANCIAL GROUP, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             (in millions--except share data and per share amounts)

                                                                  Nine Months
                                              Three Months           Ended
                                           Ended September 30,   September 30,
                                           --------------------  --------------
                                             1999       1998      1999    1998
                                           ---------  ---------  ------  ------
Revenues:
  Premiums...............................  $   223.6  $   222.0  $680.1  $664.5
  Net investment income..................       73.7       82.2   228.1   240.7
  Net realized investment gains
   (losses)..............................       (0.6)       3.3     2.2     8.9
  Contribution from closed block.........        5.3         --     8.6      --
  Other..................................        0.8        0.5     2.5     2.6
                                           ---------  ---------  ------  ------
    Total revenues.......................      302.8      308.0   921.5   916.7
                                           ---------  ---------  ------  ------
Benefits and expenses:
  Policyholder benefits..................      182.8      191.2   575.2   582.5
  Interest paid on policyholder funds....       22.0       21.8    65.1    68.1
  Commissions............................       18.2       16.1    50.3    49.3
  Operating expenses.....................       50.0       48.7   143.1   138.4
  Net increase in deferred policy
   acquisition costs.....................       (0.9)      (0.1)   (1.5)   (2.2)
                                           ---------  ---------  ------  ------
    Total benefits and expenses .........      272.1      277.7   832.2   836.1
                                           ---------  ---------  ------  ------
Income before Federal income taxes and
 extraordinary item......................       30.7       30.3    89.3    80.6
Federal income taxes.....................        9.8        7.1    27.9    25.8
                                           ---------  ---------  ------  ------
Income before extraordinary item.........       20.9       23.2    61.4    54.8
Extraordinary item, net of tax...........        0.9        2.9     4.5     3.8
                                           ---------  ---------  ------  ------
Net income...............................       20.0       20.3    56.9    51.0
                                           ---------  ---------  ------  ------
Other comprehensive income (loss), net of
 tax:
  Unrealized gains (losses) on securities
   available for sale....................      (12.6)      48.0   (84.0)   54.3
  Adjustment for realized losses.........       (1.0)      (1.1)   (3.7)   (1.4)
                                           ---------  ---------  ------  ------
    Total other comprehensive income
     (loss), net of tax..................      (13.6)      46.9   (87.7)   52.9
                                           ---------  ---------  ------  ------
Comprehensive income (loss)..............  $     6.4  $    67.2  $(30.8) $103.9
                                           =========  =========  ======  ======
Net income per share:
  Basic..................................  $    0.59
  Diluted................................  $    0.59

Weighted-average shares outstanding:
  Basic.................................................  33,927,415
  Diluted...............................................  33,933,811

           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (in millions -- except share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                       ASSETS
                       ------
Investments:
  Investment securities.............................   $2,048.2      $2,214.2
  Mortgage loans....................................    1,759.1       1,708.1
  Real estate, net..................................      100.1          93.0
  Policy loans......................................       21.7         111.0
  Collateral loans..................................        --           71.2
                                                       --------      --------
    Total investments...............................    3,929.1       4,197.5
Cash and cash equivalents...........................       57.1          60.4
Deferred policy acquisition costs...................       51.5         114.9
Premiums and other receivables......................       76.8          73.2
Accrued investment income...........................       52.6          53.5
Property and equipment, net.........................       69.1          65.9
Other assets........................................       12.7          45.0
Separate account assets.............................      786.9         668.5
Closed block assets.................................      608.7           --
                                                       --------      --------
    Total assets....................................   $5,644.5      $5,278.9
                                                       ========      ========
               LIABILITIES AND EQUITY
               ----------------------
Liabilities:
  Future policy benefits and claims.................   $1,606.4      $2,088.9
  Other policyholder funds..........................    1,526.1       1,455.5
  Deferred tax liabilities..........................       68.6         106.0
  Other liabilities.................................      144.3         120.7
  Separate account liabilities......................      786.9         668.5
  Closed block liabilities..........................      637.1           --
                                                       --------      --------
    Total liabilities...............................    4,769.4       4,439.6
                                                       --------      --------
Commitments and Contingencies
Shareholders' equity:
  Common stock, 300,000,000 shares authorized;
   33,927,415 million shares issued and
   outstanding......................................      851.8           --
  Retained earnings.................................       36.8         765.1
  Accumulated other comprehensive income(loss)......      (13.5)         74.2
                                                       --------      --------
    Total shareholders' equity......................      875.1         839.3
                                                       --------      --------
    Total liabilities and shareholders' equity .....   $5,644.5      $5,278.9
                                                       ========      ========

           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in millions)

                                                       Accumulated
                                                          Other         Total
                                      Common Retained Comprehensive Shareholders'
                                      Stock  Earnings    Income        Equity
                                      ------ -------- ------------- -------------
Balance, January 1, 1999............  $  --   $765.1     $ 74.2        $839.3
Reorganization......................   515.3  (783.2)       --         (267.9)
Initial public offering.............   336.5     --         --          336.5
Comprehensive income (loss) :
  Net income before reorganization..     --     18.1        --           18.1
  Net income after reorganization...     --     38.8        --           38.8
                                      ------  ------     ------        ------
    Net income for the nine months
     ended September 30, 1999.......     --     56.9        --           56.9
  Other comprehensive loss, net of
   tax..............................     --      --       (87.7)        (87.7)
                                      ------  ------     ------        ------
Comprehensive income (loss).........     --     56.9      (87.7)        (30.8)
Dividends declared on common stock..     --     (2.0)       --           (2.0)
                                      ------  ------     ------        ------
Balance, September 30, 1999.........  $851.8  $ 36.8     $(13.5)       $875.1
                                      ======  ======     ======        ======




           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                For the
                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
Operating:
  Net income.............................................. $    56.9  $   51.0
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Net realized investment gains.........................      (2.1)    (14.7)
    Depreciation and amortization.........................      20.5      21.3
    Deferral of policy acquisition costs..................     (17.0)    (12.2)
    Deferred income taxes.................................     (14.3)     10.6
    Changes in other assets and liabilities:
     Trading securities...................................     (34.3)     (2.1)
     Receivables and accrued investment income............     (10.8)     (1.5)
     Future policy benefits and claims....................     128.1     144.7
     Closed block assets and liabilities, net.............       6.2       --
     Other, net...........................................      47.4      34.1
                                                           ---------  --------
      Net cash provided by operating activities...........     180.6    231.20
                                                           ---------  --------
Investing:
  Proceeds of investments sold, matured, or repaid:
    Fixed maturity securities available for sale..........     275.6      76.0
    Mortgage loans........................................     244.6     222.2
  Costs of investments acquired:
    Fixed maturity securities available for sale..........    (387.6)   (152.8)
    Mortgage loans........................................    (438.9)   (325.2)
    Other investments, net................................      (1.2)     (0.4)
  Real estate, net........................................     (10.9)     16.8
  Property and equipment, net.............................      (7.3)     (7.5)
                                                           ---------  --------
      Net cash used in investing activities...............    (325.7)   (170.9)
                                                           ---------  --------
Financing:
  Policyholder fund deposits..............................     372.1     280.4
  Policyholder fund withdrawals...........................    (388.1)   (305.2)
  Issuance of common stock................................     336.5       --
  Dividends paid on common stock..........................      (2.0)      --
  Payments to eligible policyholders......................    (176.7)      --
                                                           ---------  --------
      Net cash provided by (used in) financing
       activities.........................................     141.8     (24.8)
                                                           ---------  --------
Increase (decrease) in cash and cash equivalents..........      (3.3)     35.5
Cash and cash equivalents, beginning of period............      60.4      16.8
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $    57.1  $   52.3
                                                           =========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest.............................................. $    65.6  $   68.5
    Federal income taxes..................................       8.7       5.3

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

  As used in these financial statements, the "Company" means, at all times before the effective date of the Plan, Standard and its subsidiaries, and at all times on and after such date, StanCorp and its subsidiaries.

  StanCorp is the holding company parent of Standard and other non-insurance subsidiaries. Standard primarily underwrites group and individual disability, life and annuity products and group dental insurance. Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the US Territory of Guam. Standard is licensed for reinsurance only in New York.

  2. Basis of Presentation. The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenue and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial condition at September 30, 1999 and December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 and 1998, and of cash flows for the nine months ended September 30, 1999 and 1998. Interim results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This report should be read in conjunction with the Company's 1998 Annual Report included in the Registration Statement (Registration No. 333-72521) and Prospectus of StanCorp.

  3. Closed Block. On April 21, 1999, the Company established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies, including payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998, if the experience underlying such dividend scales, including the portfolio interest rate, continues. These assets, totaling $608.7 million at September 30, 1999, are for the benefit of the policies in the closed block.

  The contribution to operating income of the Company from the closed block is reported as a single line item in the statements of income. Accordingly, all components of pretax income for the closed block are shown as a net amount under the caption "Contribution from closed block". Federal income tax expense applicable to the closed block is reflected as a component of total tax expense. This results in material reductions in the respective line items in the statements of income and comprehensive income while having no effect on net income. All assets allocated to the closed block are grouped together and shown as a separate line item under the caption "Closed block assets". Likewise, all liabilities attributable to the closed block are combined and disclosed as a separate line item under the caption "Closed block liabilities".

  Summarized financial information of the closed block at September 30, 1999 (in millions) is as follows:

                                   ASSETS
                                   ------
     Investments:
       Investment securities............................................ $224.6
       Mortgage loans...................................................  145.4
       Policy loans.....................................................   93.3
       Collateral loans.................................................   68.5
                                                                         ------
         Total investments..............................................  531.8
       Cash and cash equivalents........................................    1.3
       Deferred policy acquisition costs................................   67.7
       Premiums and other receivables...................................    4.5
       Accrued investment income........................................    3.4
                                                                         ------
         Total closed block assets...................................... $608.7
                                                                         ======

                           LIABILITIES AND EQUITY
                           ----------------------
     Liabilities:
       Future policy benefits and claims................................ $585.0
       Other policyholder funds.........................................   34.1
       Deferred tax liabilities.........................................   17.4
       Other liabilities................................................    0.6
                                                                         ------
         Total closed block liabilities................................. $637.1
                                                                         ======

  Summarized financial results for the closed block for the nine months ended September 30, 1999 (in millions) are as follows:

     Revenues:
       Premiums.......................................................... $30.1
       Net investment income.............................................  20.9
                                                                          -----
         Total revenues..................................................  51.0
                                                                          -----
     Benefits and expenses:
       Policyholder benefits.............................................  38.3
       Interest paid on policyholder funds...............................   0.5
       Commissions.......................................................   1.0
       Operating expenses................................................   1.5
       Net decrease in deferred policy acquisition costs.................   1.1
                                                                          -----
         Total benefits and expenses.....................................  42.4
                                                                          -----
           Contribution from closed block................................ $ 8.6
                                                                          =====

  The excess of closed block liabilities over closed block assets at September 30, 1999 represents the estimated future contribution from closed block, which will be recognized in the Company's consolidated statements of income and comprehensive income over the period the underlying policies and contracts remain in force.

  If, over the period the closed block remains in existence, the actual cumulative contribution is greater than the expected cumulative contribution, only such expected contribution will be recognized in the Company's consolidated statements of income and comprehensive income. The excess will be paid to closed block policyholders as additional policyholder dividends. Alternatively, if the actual cumulative contribution is less than the expected cumulative contribution, only such actual contribution will be recognized in the Company's statements of income and comprehensive income. However, policyholder dividends will be changed in the future, to increase actual contributions until the actual cumulative contributions equal the expected cumulative contributions.

  4. Segments. The following table sets forth selected segment information for the three and nine months ended September 30, 1999 and September 30, 1998 respectively:

                                 Group   Retirement Individual
                               Insurance   Plans    Insurance  Other   Total
                               --------- ---------- ---------- ------ --------
                                                (in millions)
Three months ended September
 30, 1999:
Revenues...................... $  251.9   $   16.7   $   30.3  $  3.9 $  302.8
Benefits and expenses:
  Policyholder benefits.......    178.1       11.1       15.6     --     204.8
  Operating expenses..........     48.4        6.8       10.9     1.2     67.3
                               --------   --------   --------  ------ --------
    Total benefits and
     expenses.................    226.5       17.9       26.5     1.2    272.1
                               --------   --------   --------  ------ --------
Income (loss) before Federal
 income taxes and
 extraordinary item........... $   25.4   $   (1.2)    $  3.8  $  2.7 $   30.7
                               ========   ========   ========  ====== ========
Nine months ended September
 30, 1999:
Revenues...................... $  748.1   $   50.6   $  113.1  $  9.7 $  921.5
Benefits and expenses:
  Policyholder benefits.......    532.3       32.8       75.2     --     640.3
  Operating expenses..........    144.4       18.7       26.8     2.0    191.9
                               --------   --------   --------  ------ --------
    Total benefits and
     expenses.................    676.7       51.5      102.0     2.0    832.2
                               --------   --------   --------  ------ --------
Income (loss) before Federal
 income taxes and
 extraordinary item........... $   71.4   $   (0.9)  $   11.1  $  7.7 $   89.3
                               ========   ========   ========  ====== ========
Total assets.................. $2,073.4   $1,425.8   $1,648.2  $497.1 $5,644.5
                               ========   ========   ========  ====== ========

                                 Group   Retirement Individual
                               Insurance   Plans    Insurance  Other   Total
                               --------- ---------- ---------- ------ --------
                                                (in millions)
Three months ended September
 30, 1998:
Revenues...................... $  233.3   $   18.1   $   53.8  $  2.8 $  308.0
Benefits and expenses:
  Policyholder benefits.......    162.8       11.8       38.4     --     213.0
  Operating expenses..........     47.1        5.7       11.2     0.7     64.7
                               --------   --------   --------  ------ --------
    Total benefits and
     expenses.................    209.9       17.5       49.6     0.7    277.7
                               --------   --------   --------  ------ --------
Income before Federal income
 taxes and extraordinary
 item......................... $   23.4   $    0.6      $ 4.2  $  2.1 $   30.3
                               ========   ========   ========  ====== ========
Nine months ended September
 30, 1998:
Revenues...................... $  692.5   $   52.5   $  163.6  $  8.1 $  916.7
Benefits and expenses:
  Policyholder benefits.......    499.9       35.5      115.2     --     650.6
  Operating expenses..........    136.9       16.5       30.4     1.7    185.5
                               --------   --------   --------  ------ --------
    Total benefits and
     expenses.................    636.8       52.0      145.6     1.7    836.1
                               --------   --------   --------  ------ --------
Income before Federal income
 taxes and extraordinary
 item......................... $   55.7   $    0.5   $   18.0  $  6.4 $   80.6
                               ========   ========   ========  ====== ========
Total assets.................. $1,934.7   $1,198.5   $1,556.3  $399.9 $5,089.4
                               ========   ========   ========  ====== ========

  Revenues include premiums, net investment income, and other income. Benefits include policyholder benefits, interest paid on policyholder funds, and policyholder dividends. Operating expenses include commissions, general operating expenses and the net increase in deferred policy acquisition costs.

  5. Commitments and Contingencies. The Company has available lines of credit totaling $110.0 million, including a $100.0 million unsecured revolving line of credit that was entered into in the first quarter of 1999. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rates are based on current market rates. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. On September 30, 1999, the Company was in compliance with all such covenants and there were no outstanding borrowings on the lines of credit.

  In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending at September 30, 1999. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

                        INDEPENDENT ACCOUNTANTS' REPORT

StanCorp Financial Group, Inc.

  We have reviewed the accompanying consolidated balance sheet of StanCorp Financial Group, Inc. and subsidiaries (the "Company", formerly known as Standard Insurance Company, prior to the April 21, 1999 reorganization discussed in Note 1) as of September 30, 1999, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 1999 and 1998, changes in shareholders' equity for the nine month period ended September 30, 1999, and cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Portland, Oregon
November 10, 1999

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

Reorganization

  In December 1997, Standard's Board of Directors authorized management to proceed with the development of a plan of reorganization to convert from a mutual life insurance company to a stock life insurance company. Prior to the reorganization, StanCorp was a wholly owned subsidiary of Standard formed with the purpose of becoming an insurance holding company upon the completion of Standard's reorganization. StanCorp's assets consisted solely of $1,000 cash received as a capital contribution from Standard. StanCorp had no further activity until Standard's reorganization.

  On April 21, 1999, StanCorp completed an initial public offering of common stock, issuing 15,209,400 shares (including 1,289,400 shares subsequently sold pursuant to the underwriters' over-allotment option) at $23.75 per share, and received proceeds, net of IPO expenses, of $336.5 million. Of the proceeds, $276.9 million was contributed to Standard, of which $267.9 million was used to retire obligations to policyholders arising out of Standard's conversion to a stock life company and $9.0 million was paid in exchange for ownership of Standard's non-insurance subsidiaries. The remaining $59.6 million was retained by StanCorp for general corporate purposes, including contributions to Standard or to its other subsidiaries. Concurrent with the IPO, StanCorp issued 18,718,015 shares of common stock to eligible policyholders under the Plan in exchange for the policyholders' membership interests in Standard. The costs incurred and expensed in the third quarter and first nine months of 1999 related to the reorganization totaled $0.9 million and $4.5 million, respectively, and are included in the financial statements as an extraordinary item. We anticipate no additional reorganization costs in 1999.

  On the completion of its reorganization, Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies, including payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998, if the experience underlying such dividend scales, including the portfolio interest rate, continues. These assets, totaling $608.7 million at September 30, 1999, are for the benefit of the policies in the closed block.

  The contribution to operating income of the Company from the closed block is reported as a single line item in the statements of income and comprehensive income. Accordingly, all components of revenues and benefits and expenses for the closed block are shown as a net amount under the caption "Contribution from closed block". Federal income tax expense applicable to the closed block is reflected as a component of total tax expense. This results in material reductions in the respective line items in the statements of income and comprehensive income while having no effect on net income. All assets allocated to the closed block are grouped together and shown as a separate line item under the caption "Closed block assets". Likewise, all liabilities attributable to the closed block are combined and disclosed as a separate line item under the caption "Closed block liabilities". Management believes that the presentation of the results of operations on a combined basis as if the closed block had not been formed facilitates comparability with the results of operations for the periods prior to its formation. Accordingly, the combined presentation set forth below includes revenues and expenses associated with policies included in the closed block. Such presentation does not affect the Company's reported net income.

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      --------------------  ------------------
                                        1999       1998       1999      1998
                                      ---------  ---------  --------  --------
                                                  (in millions)
   Revenues:
     Premiums.......................  $   238.0  $   222.0  $  710.1  $  664.5
     Net investment income..........       83.9       82.2     248.9     240.7
     Net realized investment gains
      (losses)......................       (0.6)       3.3       2.3       8.9
     Other..........................        0.9        0.5       2.6       2.6
                                      ---------  ---------  --------  --------
       Total revenues...............      322.2      308.0     963.9     916.7
                                      ---------  ---------  --------  --------
   Benefits and expenses:
     Policyholder benefits..........      203.1      191.2     613.5     582.5
     Interest paid on policyholder
      funds.........................       22.2       21.8      65.6      68.1
     Commissions....................       16.9       16.1      51.2      49.3
     Operating expenses.............       50.4       48.7     144.6     138.4
     Net increase in deferred policy
      acquisition costs.............       (1.1)      (0.1)     (0.3)     (2.2)
                                      ---------  ---------  --------  --------
       Total benefits and expenses..      291.5      277.7     874.6     836.1
                                      ---------  ---------  --------  --------
     Income before Federal income
      taxes and extraordinary item..  $    30.7  $    30.3  $   89.3  $   80.6
                                      =========  =========  ========  ========

Consolidated Results of Operations--Three and Nine Month Periods Ended September 30, 1999 and 1998

 Premiums

  Premiums, which include policy and contract charges, increased by $16.0 million, or 7.2%, to $238.0 million in the third quarter of 1999 from $222.0 million in the third quarter of 1998. The increase resulted primarily from growth in the group insurance business, as evidenced by increased group insurance premiums of $17.0 million in the third quarter of 1999 over the comparable quarter of 1998.

  For the nine month period ended September 30, 1999, premiums were $710.1 million as compared to $664.5 million in the same period of 1998, a $45.6 million increase. The increase resulted primarily from growth in group premiums of $48.3 million, partially offset by a decrease in individual insurance premiums of $4.9 million (See "--Selected Segment Information").

 Net Investment Income

  Net investment income increased by $1.7 million, or 2.1%, to $83.9 million in the third quarter of 1999 compared to $82.2 million in the same period of 1998. The increase in net investment income was a result of an increase in average invested assets of 7.0% to $4.41 billion for the third quarter of 1999, from $4.12 billion for the same period of 1998. Offsetting the increase was a decrease in the portfolio yields for fixed maturity securities and mortgage loans which resulted from normal portfolio turnover. The portfolio yield for fixed maturity securities decreased to 6.95% at September 30, 1999 from 7.09% at September 30, 1998. The portfolio yield for mortgage loans decreased to 8.49% at September 30, 1999 from 9.42% at September 30, 1998. Portfolio yields may or may not continue to decrease in the future, depending on changes in the overall interest rate environment.

  For the nine month period ended September 30, 1999, net investment income was $248.9 million compared to $240.7 million for the same period of 1998. The $8.2 million increase resulted from the same offsetting factors discussed above for the comparative three month periods.

 Net Realized Investment Gains (Losses)

  Net realized investment gains and losses occur primarily as a result of dispositions of the Company's invested assets in the regular course of investment management. Net realized investment losses were $0.6 million in the third quarter of 1999, with gains of $2.3 million for the nine month period ended September 30, 1999. For the same periods of 1998, net realized investment gains were $3.3 million and $8.9 million, respectively. The higher gains in the comparative 1998 periods resulted primarily from gains on sales of certain real estate properties, which have not continued in 1999 and may or may not continue into the future.

 Policyholder Benefits

  Policyholder benefits, including policyholder dividends and interest paid on policyholder funds, increased by $12.3 million, or 5.8%, to $225.3 million in the third quarter of 1999 from $213.0 million for the same period of 1998. For the nine month periods ended September 30, 1999 and 1998, policyholder benefits were $679.1 million and $650.6 million, respectively. For both comparative periods, the increase resulted primarily from growth in the group insurance business, partially offset by lower interest credited to group annuity contracts. (See "--Selected Segment Information".)

 Operating Expenses

  Operating expenses, including state and local taxes, commissions and the net increase in deferred policy acquisition costs, increased by $1.5 million, or 2.3%, to $66.2 million in the third quarter of 1999 from $64.7 million in the third quarter of 1998. The increase was a result of offsetting factors. The growth was primarily related to business growth, as evidenced by the 7.2% increase in premiums and the addition of two Group Insurance and two Retirement Plans sales offices during the quarter. Offsetting the increase was the capitalization of $1.6 million of computer software application development and purchase costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." When adjusted for software capitalization costs, operating expenses increased $3.1 million or 4.8% to $67.8 million for the third quarter of 1999. Costs for computer software applications were expensed as incurred in 1998. In future periods, we expect expenses to continue to increase at a lesser rate than premium growth, although not to the extent achieved in the third quarter of 1999.

  For the nine month period ended September 30, 1999 operating expenses increased by $10.0 million, or 5.4%, to $195.5 million from $185.5 million for the same period of 1998, due primarily to business growth.

 Federal Income Taxes

  StanCorp's provision for Federal income taxes will differ from the amounts calculated at the Federal corporate tax rate primarily due to permanent differences, including nontaxable investment income and tax credits. The effective Federal income tax rates for the third quarter of 1999 and 1998 were 31.9% and 23.4%, respectively. The Federal income tax rate in the third quarter of 1998 is lower as compared to the same period of 1999, primarily due to the resolution in 1998 of uncertainties provided for in prior years.

  For the nine month period ended September 30, 1999 and 1998, the effective rates were 31.2% and 32.0%, respectively.

 Income before Extraordinary Item

  Income before extraordinary item decreased $2.3 million, or 9.9%, to $20.9 million in the third quarter of 1999 from $23.2 million in the same period of 1998, primarily as a result of the increase in the effective tax rate for the comparative quarters.

  For the nine month period ended September 30, 1999 income before extraordinary item increased $6.6 million, or 12.0%, to $61.4 million from $54.8 million for the same period of 1998, primarily related to business growth in group insurance.

Selected Segment Information

  The following table sets forth selected segment information for the periods indicated:

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        -------------------- ------------------
                                          1999       1998      1999      1998
                                        ---------  --------- --------  --------
                                                    (in millions)
   Revenues:
     Group Insurance segment..........  $   251.9  $   233.3 $  748.1  $  692.5
     Retirement Plans segment.........       16.7       18.1     50.6      52.5
     Individual Insurance segment.....       49.7       53.8    155.5     163.6
     Other............................        3.9        2.8      9.7       8.1
                                        ---------  --------- --------  --------
       Total revenues.................  $   322.2  $   308.0 $  963.9  $  916.7
                                        =========  ========= ========  ========
   Income (loss) before Federal income
    taxes and extraordinary item:
     Group Insurance segment..........  $    25.4  $    23.4 $   71.4  $   55.7
     Retirement Plans segment.........       (1.2)       0.6     (0.9)      0.5
     Individual Insurance segment.....        3.8        4.2     11.1      18.0
     Other............................        2.7        2.1      7.7       6.4
                                        ---------  --------- --------  --------
       Total income before Federal
        income taxes and extraordinary
        item..........................  $    30.7  $    30.3 $   89.3  $   80.6
                                        =========  ========= ========  ========
   Reserves at period end (1):
     Group Insurance segment..........                       $1,546.2  $1,375.2
     Retirement Plans segment.........                          635.7     629.2
     Individual Insurance segment.....                        1,569.7   1,457.1
                                                             --------  --------
       Total reserves.................                       $3,751.6  $3,461.5
                                                             ========  ========

--------
(1) Reserves are comprised of future policy benefits and claims and other policyholder funds.

 Group Insurance Segment

  The Group Insurance segment sells long and short term disability, life, accidental death and dismemberment and dental insurance. As the largest of the Company's three segments, group insurance premiums accounted for 89.0% and 87.9% of Standard's total premiums for the nine month periods ended September 30, 1999 and 1998, respectively.

  The following table sets forth selected financial data for the Group Insurance segment for the periods indicated:

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    --------------------  -------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  --------   --------
                                            (Dollars in millions,
                                            except as indicated)
   Revenues:
     Premiums.....................  $   213.4  $   196.4  $  632.3   $  584.0
     Net investment income........       37.9       36.4     112.3      105.7
     Net realized investment gains
      (losses)....................       (0.3)       0.3       0.9        0.9
     Other........................        0.9        0.2       2.6        1.9
                                    ---------  ---------  --------   --------
       Total revenues.............      251.9      233.3     748.1      692.5
                                    ---------  ---------  --------   --------
   Benefits and expenses:
     Policyholder benefits........      178.1      162.8     532.3      499.9
     Operating expenses...........       48.4       47.1     144.4      136.9
                                    ---------  ---------  --------   --------
       Total benefits and
        expenses..................      226.5      209.9     676.7      636.8
                                    ---------  ---------  --------   --------
   Income before Federal income
    taxes and extraordinary item..  $    25.4  $    23.4  $   71.4   $   55.7
                                    =========  =========  ========   ========
   Benefit ratio (% of premiums)..       83.5%      82.9%     84.2 %     85.6 %
   Operating expense ratio (% of
    premiums).....................       22.7%      24.0%     22.8 %     23.4 %
   Life insurance in force at
    period end (in billions)......                        $   95.0   $   80.9

  Premiums increased $17.0 million, or 8.7%, to $213.4 million in the third quarter of 1999 from $196.4 million in the third quarter of 1998. For the nine month period ended September 30, 1999, premiums increased $48.3 million, or 8.3%, to $632.3 million from $584.0 million for the same period of 1998. For the nine month period ended September 30, 1999, approximately 70.0% of the premium growth related primarily to long term disability insurance, with the remainder being primarily attributable to group life insurance.

  Net investment income increased $1.5 million, or 4.1%, to $37.9 million in the third quarter of 1999 from $36.4 million in the third quarter of 1998. The increase was due to an increase of 6.4% in the average assets supporting the segment, partially offset by a decrease in the portfolio yield. (See "-- Consolidated Results of Operations, Net Investment Income".)

  Policyholder benefits increased by $15.3 million, or 9.4%, to $178.1 million in the third quarter of 1999 from $162.8 million for the same period of 1998. The increase primarily resulted from growth in business for the segment, as evidenced by the 8.7% increase in premiums for the same periods. In addition, the benefit ratio increased slightly to 83.5% in the third quarter of 1999 compared to 82.9% in the third quarter of 1998.

  Through September 30, 1999, policyholder benefits increased $32.4 million, or 6.5%, to $532.3 million from $499.9 million for the same period of the prior year. The net increase resulted from offsetting factors, increasing as a result of growth in business as evidenced by the 8.3% increase in premiums for the same periods, and decreasing due to improved claims experience. For the nine month period ended September 30, 1999 the benefit ratio decreased to 84.2% compared to 85.6% for the same period of 1998. Because benefit ratios are heavily affected by actual claims experience, the improvements in the benefit ratio may or may not continue in the future.

  Although two new offices were opened in the third quarter of 1999, operating expenses for the same period increased by only $1.3 million, or 2.8%, to $48.4 million as compared to $47.1 million in the same period of 1998. The increase was the result of premium growth of 8.7%, offset by the capitalization of $1.0 million of computer software application development and purchase costs. When adjusted for the software capitalization costs, operating expenses increased
2.3 million, or 4.9%, to $49.4 million for the third quarter of 1999. (See "-- Consolidated Results of Operations, Operating Expenses".)

  Operating expenses for the nine month period ended September 30, 1999, increased $7.5 million, or 5.5%, to $144.4 million for 1999, compared to $136.9 million for the same period of 1998.

  Income before Federal income taxes and extraordinary item for the segment increased by $2.0 million to $25.4 million in the third quarter of 1999 from $23.4 million in the same period of 1998. Income before Federal income taxes and extraordinary item for the nine month period ended September 30, 1999, increased $15.7 million to $71.4 million for the nine month period ended September 30, 1999, from $55.7 million for the same period of 1998.

 Retirement Plans Segment

  The Retirement Plans segment offers full-service 401(k) and other pension plan products and services. The following table sets forth selected financial data for the Retirement Plans segment for the periods indicated:

                                      Three Months Ended    Six Months Ended
                                         September 30,        September 30,
                                      --------------------  ------------------
                                        1999       1998       1999      1998
                                      ---------  ---------  --------  --------
                                              (Dollars in millions)
   Revenues:
     Premiums.......................  $     4.4  $     3.6  $   13.0  $   10.7
     Net investment income..........       12.7       14.3      37.9      41.3
     Net realized investment gains
      (losses)......................       (0.4)       0.2      (0.3)      0.5
                                      ---------  ---------  --------  --------
       Total revenues...............       16.7       18.1      50.6      52.5
                                      ---------  ---------  --------  --------
   Benefits and expenses:
     Policyholder benefits..........       11.1       11.8      32.8      35.5
     Operating expenses.............        6.8        5.7      18.7      16.5
                                      ---------  ---------  --------  --------
       Total benefits and expenses..       17.9       17.5      51.5      52.0
                                      ---------  ---------  --------  --------
   Income (loss) before Federal
    income taxes and extraordinary
    item............................  $    (1.2) $     0.6  $   (0.9) $    0.5
                                      =========  =========  ========  ========
   Operating expense ratio (% of
    total revenues).................       40.7%      31.5%     37.0%     31.4%
   Assets under management at period
    end:
     General account................                        $  635.7  $  625.9
     Separate account...............                           786.9     548.4
                                                            --------  --------
       Total........................                        $1,422.6  $1,174.3
                                                            ========  ========

  Revenues are derived from premiums, which consist of charges for administrative services on assets managed in both the general account and separate account, and interest income on assets managed in the general account. Premiums increased $0.8 million, or 22.2%, and $2.3 million, or 21.5%, for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods of 1998. The increases resulted primarily from growth in assets under management.

  For the three and nine month periods ended September 30, 1999, net investment income decreased $1.6 million and $3.4 million, respectively, compared to the same periods of the prior year. The decline for both comparative periods was primarily due to the decline in the portfolio yield. (See "--Consolidated Results of Operations, Net Investment Income".)

  The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rate spreads. Therefore, policyholder benefits (which include interest credited to policyholders) should generally trend with net investment income. For the three and nine month periods ended September 30, 1999, policyholder benefits decreased $0.7 million and $2.7 million, respectively, as compared to the same periods of 1998. This compared with a decrease in net investment income for the same periods of $1.6 million and $3.4 million, respectively.

  Operating expenses increased $1.1 million in the third quarter of 1999 compared to the same period of 1998, and increased $2.2 million for the nine month period ended September 30, 1999 as compared to the same period of 1998. Management expects the rate of expense growth to outpace revenue growth for the remainder of 1999, due to certain initiatives. During the third quarter of 1999, two new field offices were opened and two additional field offices also are planned to be opened before year end. Management expects that the new offices will contribute to increased market share by 2001, resulting in significant premium growth. Additionally, in the fourth quarter of 1997 the segment began to exit its traditional business, converting existing traditional plans, which allow quarterly investment directives by the employers and participants, to daily plans, which allow daily investment directives. Daily plans are believed to be more attractive to customers. Management expects the conversion to be completed or the traditional plans discontinued by December 31, 1999. Although the efficiencies and cost savings of this strategy cannot be readily estimated, management believes that future expense savings will be realized.

  The loss before Federal income taxes and extraordinary item for the Retirement Plans segment in the third quarter of 1999 was $1.2 million compared to income of $0.6 million for the third quarter of 1998. The loss before Federal income taxes and extraordinary item for the nine month period ended September 30, 1999 was $0.9 million, compared to income of $0.5 million for the same period of 1998.

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

  The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    --------------------  -------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  --------   --------
                                            (Dollars in millions,
                                            except as indicated)
   Revenues:
     Premiums.....................  $    20.2  $    22.0  $   64.9   $   69.8
     Net investment income........       29.5       31.8      89.1       92.7
     Net realized investment
      gains.......................        --         0.2       1.5        0.9
     Other........................        --        (0.2)      --         0.2
                                    ---------  ---------  --------   --------
       Total revenues.............       49.7       53.8     155.5      163.6
                                    ---------  ---------  --------   --------
   Benefits and expenses:
     Policyholder benefits........       36.1       38.3     114.1      115.2
     Operating expenses...........        9.8       11.3      30.3       30.4
                                    ---------  ---------  --------   --------
       Total benefits and
        expenses..................       45.9       49.6     144.4      145.6
                                    ---------  ---------  --------   --------
   Income before Federal income
    taxes and extraordinary item..  $     3.8  $     4.2  $   11.1   $   18.0
                                    =========  =========  ========   ========
   Operating expense ratio (% of
    premiums).....................       48.5%      51.4%     46.7 %     43.6 %
   Life insurance in force at
    period end (in billions)......                        $    7.7   $    7.8

  Premiums for the Individual Insurance segment typically fluctuate due to the sale of single premium products, variations in sales volume and fluctuations in reinsurance activity. Premiums were $25.1 million, $22.7 million, $22.0 million and $24.4 million for the first through fourth quarters of 1998, respectively, and were $22.4 million, $22.3 million and $20.2 million in the first, second and third quarters of 1999.

  Premiums decreased $4.9 million, or 7.0%, to $64.9 million for the nine month period ended September 30, 1999, compared to $69.8 million for the same period of 1998. The decrease resulted primarily from declining demand due to the maturing individual insurance market. We anticipate future premiums for the segment to remain relatively stable.

  Policyholder benefits decreased $2.2 million, or 5.7%, to $36.1 million in the third quarter of 1999 compared to $38.3 million for the third quarter of 1998, and decreased $1.1 million for the nine month period ended September 30, 1999 compared to the same period of the prior year. The decreases are consistent with our expectation given decreases in premiums for the same comparative periods.

  Operating expenses decreased $1.5 million to $9.8 million in the third quarter of 1999 compared to $11.3 million in the third quarter of 1998. For the nine month period ended September 30, 1999 operating expenses remained relatively stable at $30.3 million compared to $30.4 million for the same period of 1998. Management expects expenses to remain relatively stable for the segment in near future periods given the maturity of the market and management's expectation for relatively stable premiums.

  Income before Federal income taxes and extraordinary item for the Individual Insurance segment was $3.8 million and $4.2 million for the third quarters of 1999 and 1998, respectively, and $11.1 million and $18.0 million for the nine month periods ended September 30, 1999 and 1998, respectively.

 Other

  Other includes primarily mortgage lending and real estate management subsidiaries, investments maintained by StanCorp, and real estate investments maintained by Standard. Income before Federal income taxes and extraordinary item for the third quarter of 1999 and 1998 was $2.7 million and $2.1 million, respectively. For the nine month periods ended September 30, 1999 and 1998 the amounts were $7.7 million and $6.4 million, respectively, resulting primarily from the fees earned by the mortgage subsidiary for servicing and originating loans, totaling $4.7 million and $3.4 million, respectively. In addition, second and third quarter 1999 results include $0.7 million and $1.2 million, respectively, in net investment income on IPO proceeds.

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

  Standard's ability to pay dividends to StanCorp is regulated under Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Director") to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10 percent of Standard's combined capital and surplus as of December 31 of the preceding year and (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31 last preceding, in each case determined under statutory accounting practices. Oregon law gives the Director broad discretion to disapprove requests for dividends in excess of these limits. Based on its statutory results, Standard would be permitted to pay up to $93.9 million in dividends to StanCorp in 1999 without obtaining the Director's approval. The limitations on dividends do not apply to any dividends to StanCorp from the non-insurance subsidiaries.

 Operating Cash Flows

  Operating cash inflows consist primarily of premiums and annuity deposits. Operating cash outflows consist primarily of benefits to policyholders and beneficiaries, operating expenses, commissions and taxes.

 Investing Cash Flows

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

  The Company's mortgage loan portfolio represented 42.7% of total invested assets at September 30, 1999. Policyholders or claimants cannot withdraw Standard's large block of disability reserves and claim payments are issued monthly over periods that may extend for many years. The holding of stable long-term reserves makes it possible for Standard to allocate a greater portion of its assets to long-term commercial mortgage loans than many other life insurance companies. At September 30, 1999, the Company had outstanding commitments to fund or acquire various assets, generally mortgage loans with interest rates ranging from 7.38% to 8.75%, totaling $74.1 million. The Company's capital expenditures are estimated to be $1.9 million for the remainder of 1999.

  The following table sets forth selected liquidity characteristics for policyholder reserves and deposit fund liabilities.

             Policyholder Reserves and Deposit Fund Liabilities--
                           Liquidity Characteristics

                                                     At September 30,
                                               ------------------------------
                                                    1999            1998
                                               --------------  --------------
                                                        % of            % of
                                                Amount  Total   Amount  Total
                                               -------- -----  -------- -----
                                                   (Dollars in millions)
   Subject to Discretionary Withdrawal:
     At fund balance or with market value
      adjustment or surrender charge of less
      than 5%................................. $  736.5  19.6% $  683.0  19.7%
     At fund balance, with market value
      adjustment or surrender charge of 5% or
      more....................................    585.8  15.6     553.6  16.0
                                               -------- -----  -------- -----
       Total subject to discretionary
        withdrawal............................  1,322.3  35.2   1,236.6  35.7
   Not subject to withdrawal..................  2,429.3  64.8   2,224.9  64.3
                                               -------- -----  -------- -----
       Total.................................. $3,751.6 100.0% $3,461.5 100.0%
                                               ======== =====  ======== =====

 Financing

  The Company has available lines of credit totaling $110.0 million, including a $100.0 million unsecured revolving line of credit that was entered into in the first quarter of 1999. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. Such covenants could have the effect of limiting StanCorp's ability to pay dividends to its shareholders. At September 30, 1999 there were no outstanding borrowings on the lines of credit.

  On November 1, 1999, the Board of Directors of StanCorp declared a quarterly dividend of $0.06 per share of common stock, creating an indicated annual dividend of $0.24 per share. The dividend is payable on December 3, 1999 to shareholders of record at the close of business on November 12, 1999. Also on November 1, 1999, the Board of Directors of StanCorp authorized the repurchase of up to 1.7 million shares of StanCorp common stock. The repurchase is to be effected in the open market or in negotiated transactions during the next twelve months, and will comply with the safeharbor provisions of Rule 16b-18 of the Securities and Exchange Commissions.

Interest Rate Risk Management

  Standard manages interest rate risk, in part, through asset/liability duration analyses. As part of the strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to these reserves are generated under various interest rate scenarios. These actuarial models include those used to support the unqualified statutory Statement of Actuarial Opinion, required by insurance regulators, which states that according to presently accepted actuarial standards of practice, and in light of the assets held, Standard's current reserves and related items tested to support that opinion make adequate provision for the anticipated cash flows required by Standard's contractual obligations and related expenses.

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

  The Company has assessed its computer hardware for Year 2000 readiness. The hardware is generally compliant. In addition, the Company has assessed its non-information technology systems and has found them to be Year 2000 ready.

  The Company has established milestone dates for each of the critical subprojects that comprise the Company's master year 2000 plan. These milestone dates are key events for determining whether the remediation or replacement of a critical system will be completed successfully and on time. If any milestone date is missed, the Company will commence the development of a contingency plan that will either remediate or replace the system that the subproject was designed to bring into compliance. As of September 30, 1999, all subprojects have progressed through identified milestones, and as the result of the progress, no contingency plans were initiated during the nine month period ended September 30, 1999. There can be no guarantee that the Company's method of developing contingency plans or the contingency plans themselves, if required, will prevent the Year 2000 issue from having a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is using both internal and external resources to reprogram, upgrade or replace and test its software and hardware for Year 2000 readiness. At September 30, 1999, the Company had completed the Year 2000 project for all business-critical applications. Based on presently available information, the Company estimates the total remaining cost at September 30, 1999 of the Year 2000 project to be approximately $0.5 million. These costs are being funded through operating cash flows and expensed as incurred. As of September 30, 1999, the Company has incurred and expensed approximately $14.5 million related to assessment and remediation or replacement in connection with the Year 2000 project since inception.

  The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which Standard is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Substantially all of the Company's significant suppliers have given assurances that they are, or will be, Year 2000 compliant by December 31, 1999. The Company continues to monitor significant suppliers and is taking appropriate action, if necessary, for non-compliant suppliers. The Company has also received adequate assurances that its major customers that have systems that connect with the Company's systems are, or will be, Year 2000 compliant by December 31, 1999. While management believes that it is not at significant risk that its significant suppliers and large customers will not be Year 2000 compliant, there can be no guarantee that the hardware and software of other companies, governmental agencies or other entities on which the Company relies will be converted on a timely basis, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's hardware and software, would not have a material adverse effect on the Company's business, financial condition or results of operations.

  Based upon currently available information and considering the Company's Year 2000 Project status, management believes that the most likely worst case scenario would be short-term interruptions to Company business operations.

Litigation

  In the normal course of its business, the Company is involved in various legal actions and other state and federal proceedings. A number of these actions or proceedings were pending as of September 30, 1999. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes in reported interest rate risks faced by the Company since the end of the most recent fiscal year.

                          PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR DEBT

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

The Company intends to hold its annual shareholder meeting on May 1, 2000. Shareholder proposals must be received by the Company's Corporate Secretary not earlier than February 16, 2000, nor later than March 11, 2000.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit Index

       15. Letter re: Unaudited interim financial statements

       27. Financial Data Schedule

  (b) No reports on Form 8-K were filed during the third quarter.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999



                                   /s/ Eric E. Parsons
                         By:  _____________________________
                                     Eric E. Parsons
                                  Senior Vice President
                               and Chief Financial Officer
                              (Principal Financial Officer)

Date: November 12, 1999



                                   /s/ Patricia J. Brown
                         By:  ______________________________
                                     Patricia J. Brown
                                 Assistant Vice President
                                 Controller and Treasurer
                              (Principal Accounting Officer)