Form 10-K
period 1999-12-31
STANCORP FINANCIAL GROUP INC
filed 2000-03-14
CIK 1079577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended December 31, 1999

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from ____________ to ____________

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

      Registrant's telephone number, including area code: (503) 321-7000

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class     Name of Each Exchange on Which Registered
     -------------------     -----------------------------------------
         Common Stock                 New York Stock Exchange
   Series A Preferred Stock
      Registered Rights               New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 2000, was approximately $771,420,000.

  As of March 2, 2000, there were 32,480,828 shares of the Registrant's common stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement dated March 29, 2000 in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                    PART I
 1.   Business..........................................................     3
 1A.  Executive Officers of the Registrant..............................     8
 2.   Properties........................................................     9
 3.   Legal Proceedings.................................................     9
 4.   Submission of Matters to a Vote of Security Holders...............     9
                                    PART II
      Market for the Registrant's Common Equity and Related Stockholder
 5.   Matters...........................................................    10
 6.   Selected Financial Data...........................................    11
      Management's Discussion and Analysis of Financial Condition and
 7.   Results of Operations.............................................    12
 7A.  Quantitative and Qualitative Disclosures About Market Risk........    22
 8.   Financial Statements and Supplementary Data.......................    23
      Changes in and Disagreements with Accountants on Accounting and
 9.   Financial Disclosure..............................................    48
                                   PART III
 10.  Directors of the Registrant.......................................    49
 11.  Executive Compensation............................................    49
 12.  Security Ownership of Certain Beneficial Owners and Management....    49
 13.  Certain Relationships and Related Transactions....................    49
                                    PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    50
      Signatures........................................................    51
      Exhibits Index....................................................    53

                                    PART I

ITEM 1. BUSINESS

General

  StanCorp Financial Group, Inc. ("StanCorp") was incorporated under the laws of Oregon in 1998. StanCorp was specifically organized as a parent holding company for its subsidiaries Standard Insurance Company; StanCorp Mortgage Investors, LLC; StanCorp Real Estate, LLC; and Standard Management, Inc. StanCorp is based in Portland, Oregon, and through its subsidiaries (collectively with StanCorp, the "Company") has operations throughout the United States.

  StanCorp's principal subsidiary, Standard Insurance Company ("The Standard"), underwrites group and individual disability, life and annuity products, and dental insurance for groups. The Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. The Standard is licensed for reinsurance only in New York.

  StanCorp's other subsidiaries provide complementary financial and management service businesses. The largest is StanCorp Mortgage Investors, LLC ("StanCorp Mortgage Investors"), which has developed a recognized expertise in originating and servicing small commercial mortgage loans. This ability has been recognized by rating agencies as a strength. StanCorp Mortgage Investors originates and services mortgage loans primarily for The Standard's investment portfolio as well as generating fee income from the origination and servicing of mortgage loans sold to institutional investors. StanCorp Mortgage Investors began operations in 1996, and as of December 31, 1999 was servicing $1.91 billion in loans for The Standard and $270.8 million in loans for other institutional investors.

Forward-looking Statements

  The management of the Company has made in this Form 10-K, and from time to time may make in its public filings, press releases and in oral presentations and discussions, certain statements including statements regarding anticipated development and expansion of the Company's business. Such statements may include the effects of regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to (i) deterioration in morbidity, mortality, and persistency, (ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment on the state or Federal level, (iv) competition from other insurers and financial institutions, (v) achievement of growth in new products, (vi) achievement of operating expense management objectives (vii) changes in claims paying ability ratings, (viii) adverse findings in litigation or other legal proceedings, (ix) deterioration in the experience of the closed block, and (x) on-going risks associated with Year 2000 non-compliance by StanCorp, its subsidiaries, or third parties (including vendors and suppliers).

Recent Business Developments

  In December 1997, The Standard's board of directors authorized management to proceed with the development of a plan of reorganization to convert from a mutual life insurance company to a stock life insurance company, a process known as demutualization. On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services approving the Plan of Reorganization, dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), The Standard converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp. Also, on April 21, 1999, StanCorp completed an initial public offering (the "IPO") of 15.2 million shares (including 1.3 million shares subsequently sold pursuant to the underwriters' over-allotment option) of its common stock at the IPO price of $23.75 per share. The shares of common stock issued in the IPO were in addition to 18.7 million shares of StanCorp common stock distributed to The Standard policyholders, pursuant to the Plan, in exchange for their membership interests in The Standard.

  On the completion of its reorganization, The Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. The Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies. Such support includes payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998 (the period used to determine the closed block funding), if the experience underlying such dividend scales including the portfolio interest rate, continues. These assets totaled $599.8 million at December 31, 1999, and are for the benefit of the policies in the closed block.

  The contribution to income before Federal income taxes and extraordinary item from the closed block is reported as a single line item in the consolidated statements of income and comprehensive income. Accordingly, all components of revenues, benefits and expenses for the closed block are shown as a net amount under the caption "Contribution from closed block". Federal income tax expense applicable to the closed block is reflected as a component of total tax expense. Reporting of the contribution from the closed block as a single line item results in material reductions in the respective line items in the consolidated statements of income and comprehensive income while having no effect on net income. All assets allocated to the closed block are combined and shown as a separate line item in the consolidated balance sheets under the caption "Closed block assets". All liabilities attributable to the closed block are treated similarly and disclosed as a separate line item under the caption "Closed block liabilities". Management believes that a better understanding of the business results when closed block amounts are presented on a combined basis as if the closed block had not been established. Accordingly, the combined presentation set forth below includes revenues, benefits and expenses associated with policies included in the closed block. Such presentation does not affect the Company's reported net income. As a result, amounts presented herein may differ from those presented in Item 8, "Financial Statements and Supplementary Data". See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Reorganization Plan" and Item 8, "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements".

Segments

  The Company has three business segments: Group Insurance, Retirement Plans and Individual Insurance.

 Group Insurance Segment

  The Group Insurance segment accounted for $1.01 billion, or 77.4%, of the Company's total revenues of $1.30 billion in 1999. The Standard is a leading provider of group life and disability insurance products, serving over 30,000 employer groups representing 4.5 million employees. The Group Insurance segment also markets group accidental death and dismemberment and dental insurance. Over 131 sales representatives and managers market group products exclusively. These sales representatives, who are employees of The Standard, are compensated through salary and incentive compensation programs. They sell The Standard's group insurance products through a nationwide network of approximately 13,000 employee benefits brokers, agents and consultants. The Standard's group insurance sales representatives are located in 33 offices in principal cities of the United States. These group field offices also provide field underwriting, sales support and service through a field administrative staff of 175 employees.

  The Standard's group insurance products are designed for groups ranging in size from two lives to over 150,000 lives. The Standard is one of the leading providers of group long term and short term disability insurance, insuring approximately 1,600 such groups, including state governments and other public entities. The Standard endeavors to market its group products to many different industries to provide industry diversification, reducing potential claim fluctuations that may be associated with specific businesses or professional groups.

  Long Term Disability Insurance. Long term disability plans provide partial replacement of earnings to insured employees who become disabled for extended periods of time. The Standard's basic long term disability product covers disabilities that occur both at work and elsewhere. In order to receive disability benefits, an employee must be continuously disabled for a specified waiting period, generally ranging from 30 to 180 days, as provided by the policy. Monthly benefit payments ranging from 50% to 70% of salary are provided as long as the employee remains continuously disabled. These benefits usually are offset by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. These benefits also may be subject to certain maximum amounts and to maximum benefit periods. According to the 1998 U.S. Group Disability Market Survey, based on 1998 total in force premiums, The Standard had a 6.5% market share in long term disability insurance. Long term disability accounted for 41.6%, 39.6%, and 39.0% of total Company premiums for 1999, 1998, and 1997, respectively.

  Short Term Disability Insurance. Short term disability plans provide partial replacement of earnings to insured employees who are temporarily disabled. Short term disability plans generally require a short waiting period, ranging from one to thirty days, before an employee may receive benefits. Maximum benefit periods generally do not exceed 26 weeks. Short term disability benefits also may be offset by other income, such as sick leave, that a disabled employee may receive. Standard's basic short term disability policy covers non-occupational disabilities only. Short term disability accounted for 8.5%, 8.6% and 7.6% of total Company premiums for 1999, 1998 and 1997, respectively.

  Life and Accidental Death and Dismemberment Insurance. Group life insurance provides coverage on the insured for a specified period and has no cash value (amount of cash available to a policyholder on the surrender of or withdrawal from the life insurance policy). Coverage is offered to employees and their dependents. Accidental death and dismemberment insurance is usually provided in conjunction with group life and is payable after the accidental death of the insured employee in an amount based on the face amount of the policy. Accidental death and dismemberment also covers dismemberment of the insured employee in an amount based on a schedule contained in the policy. Group life and accidental death and dismemberment insurance accounted for 32.8%, 32.0%, and 31.9% of total Company premiums for 1999, 1998, and 1997, respectively.

  Since 1991, the Group Insurance segment has pursued geographic expansion beyond the Western United States by opening sales offices in the Central and Eastern regions of the United States. The Standard intends to pursue further sales growth in the Central and Eastern regions by opening additional sales offices and adding sales representatives to the existing offices in those regions. For the year ended December 31, 1999, premiums were 48.2%, 29.1% and 22.7% from the Western, Central and Eastern regions, respectively.

 Retirement Plans Segment

  The Retirement Plans segment accounted for $66.5 million, or 5.1%, of the Company's total revenues in 1999. The Retirement Plans segment offers full-service 401(k) and other pension plan products and services to private and public employers. The Standard markets retirement plan products and services primarily to employers with 50 to 500 employees through brokers, agents, employee benefit consultants, and other distributors served by The Standard's 11 regional Retirement Plans sales offices. Most sales of The Standard's retirement plans products include both financial services and record-keeping arrangements, although either financial services or record-keeping may be provided on a stand-alone basis. Assets managed by the Retirement Plans segment grew 26.8%, 16.0%, and 15.4% for each of the three years ended December 31, 1999, 1998, and 1997, respectively.

 Individual Insurance Segment

  The Individual Insurance segment accounted for $209.0 million, or 16.1%, of the Company's total revenues in 1999. This segment markets life insurance, disability insurance and annuities to individuals. Individual insurance products are distributed by licensed agents and brokers in the Western, Central and Southeast regions of the United States. Management believes the market for the fixed life products offered by The Standard's Individual Insurance segment has matured and provides limited growth opportunities. However, management believes potential growth opportunities exist in other products within this segment.

Competition

  The life insurance business is highly competitive for all types of group and individual insurance and retirement plans products offered by The Standard. Competition comes from other insurers, financial services companies such as banks, broker-dealers and mutual funds, managed care providers for employer groups, individual consumers and distributors, many of which have greater financial resources, offer a broader array of products and, with respect to other insurers, may have higher claims paying ability ratings. Passage of financial institution reform legislation, such as the Gramm-Leach-Bliley Act, may also impact our ability to compete.

  The principal competitive factors are reputation, financial strength, quality of service, underwriting, distribution, product design and price. At December 31, 1999, The Standard was rated: A (Excellent) by A.M. Best--3rd of 13 ratings, A+ (Good) by Standard & Poor's--5th of 17 ratings, AA- (Very High Claims Paying Ability) by Duff & Phelps--4th of 16 ratings, and A2 (Good) by Moody's--6th of 16 ratings.

Investments

  The Company maintains a diversified investment portfolio. The Standard's investment portfolio is regulated by the insurance laws of the state of Oregon and other states in which The Standard does business. Oregon law generally limits investments to bonds and other fixed maturity securities, mortgage loans, common and preferred stock, real estate, and obligations collateralized by cash values of life insurance policies. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by The Standard's board of directors. Each transaction requires the approval of one or more members of The Standard's senior investment staff, with increasingly higher approval authorities required for more significant investments. All transactions are reported quarterly to the Finance & Operations Committee of the board of directors of The Standard.

  Asset allocation is dependent on factors such as asset/liability matching and liquidity considerations, economic conditions, tax issues, regulatory considerations and social/community considerations. The Standard's policy reserves and other liabilities are calculated in accordance with regulations and contract provisions that must assume compounding interest at fixed rates of return. Maturities and provisions for early withdrawal vary widely by product type and contract form and are monitored continuously by The Standard's actuaries. Cash flow testing is performed annually to ensure that asset types and maturities are appropriate for The Standard's product mix and that The Standard can meet its obligations to policyholders under a wide variety of economic conditions. The Standard's cash flow testing consistently supports the allocation of a large majority of assets to fixed income investments under a wide range of economic scenarios. For additional information see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data".

Reinsurance

  The Standard routinely assumes and cedes reinsurance with other companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the reinsurer is unable to meet its obligations, the originating issuer of the insurance contract retains the liability. The Standard maintains maximum retention limits of $500,000 aggregated per individual for both group and individual life policies. For disability policies, The Standard maintains a maximum monthly retention limit of $10,000 gross benefit aggregated per individual for group policies and $2,000 for individual policies. The Standard generally enters into yearly renewable term reinsurance agreements with each reinsurer. In addition to product-specific reinsurance arrangements, The Standard is covered by reinsurance for certain catastrophic losses.

  The Standard is involved in a reinsurance/third-party administration arrangement with Northwestern Mutual Life Insurance Company ("NML") to market NML's long term disability and short term disability products using NML's agency distribution system. Under this arrangement, The Standard reinsures 60% of the risk, and receives 60% of the premiums, for policies issued on or after January 1, 1993. For disability policies issued prior to January 1, 1993, The Standard assumes 80% of the risk and premiums. In addition to assuming reinsurance risk, The Standard provides product design, pricing, state regulatory filings, underwriting, legal support, claims management and other administrative services under this arrangement. Premiums received by The Standard for the assumed NML business accounted for 3.9%, 4.2% and 4.0% of the Company's total premiums in 1999, 1998, and 1997, respectively.

  Total reinsurance premiums ceded and assumed were $18.9 million and $39.1 million, respectively, for the year ended December 31, 1999 and $17.0 million and $36.4 million, respectively, for the year ended December 31, 1998.

Reserves

  The Standard establishes and carries as a liability actuarially determined reserves that are calculated to meet obligations for future policy benefits and claims. The reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves at certain assumed rates, are expected to be sufficient to meet The Standard's policy obligations at their maturities or in the event of an insured's death or disability. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement. The Standard's reserves are based on actuarially recognized methods for developing assumptions for estimating future policy benefits and claims experience, including an evaluation of interest rates, mortality, morbidity, persistency and expenses. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

  Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts which will ultimately be paid to settle this liability cannot be determined precisely and may vary from the estimated amounts. The Standard evaluates its reserves periodically. Based on changes in the assumptions used to establish the reserves, as well as The Standard's actual policy benefits and claims experience, adjustments are made when appropriate. The establishment of reserves (or the increase of reserves in later periods) is charged as expense in the period the reserves are established or increased.

Regulation and Litigation

  The Company's business is subject to comprehensive state regulation and supervision throughout the United States primarily to protect policyholders, not shareholders. The United States Federal government does not directly regulate the insurance industry. Federal legislation and administrative policies in certain areas can, however, significantly and adversely affect the insurance industry. These areas include pension and employee welfare benefit plan regulation, financial services regulation and Federal taxation.

  The laws of the various states establish insurance departments with broad powers such as licensing companies to transact business; licensing agents; mandating certain insurance benefits; regulating premium rates; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; restricting certain transactions between affiliates; and regulating the types, amounts and valuation of investments. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations and may impose changes in the future that materially adversely affect The Standard's business, financial condition and results of operations.

  While the Company cannot predict the impact of potential or future state or Federal legislation or regulation on its business, future laws and regulations, and the interpretation of those laws and regulations, may materially adversely affect the Company's business, financial condition and results of operations.

  Insolvency regulations exist in many of the jurisdictions in which The Standard is doing business. Such regulations may require life insurance companies within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired, insolvent or failed insurance companies. Association assessments levied against The Standard from January 1, 1997 through December 31, 1999 aggregated $2.3 million. At December 31, 1999,

The Standard maintained a reserve of $1.0 million for future assessments in respect of currently impaired, insolvent or failed insurers.

  StanCorp and its subsidiaries are involved in various legal actions and other state and Federal proceedings. For additional information see Item 8, "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements".

Risk-Based Capital

  The National Association of Insurance Commissioners has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital ("RBC"), augments statutory minimum capital and surplus requirements. The RBC system employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer's business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. At December 31, 1999, The Standard's RBC level was significantly in excess of that which would require corrective action by The Standard or regulatory agencies.

Employees

  At December 31, 1999, StanCorp and its subsidiaries had 1,971 full- and part-time employees.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of StanCorp are as follows:

                        Age (as of
 Name                 March 2, 2000)                  Position
 ----                 --------------                  --------
 Ronald E. Timpe.....       60       Chairman, President, Chief Executive
                                     Officer and Director of StanCorp and The
                                     Standard

 Patricia J. Brown*..       41       Vice President, Information Systems of The
                                     Standard

 Dwight L. Cramer....       47       Vice President, General Counsel and
                                     Corporate Secretary of StanCorp and The
                                     Standard

 Kim W. Ledbetter*...       47       Senior Vice President, Retirement Plans
                                     and Individual Insurance of The Standard

 Douglas T. Maines*..       47       Senior Vice President, Group Insurance of
                                     The Standard

 Cindy J. McPike.....       37       Assistant Vice President, Controller &
                                     Treasurer of StanCorp and The Standard

 J. Gregory Ness*....       42       Senior Vice President, Investments of The
                                     Standard

 Eric E. Parsons.....       51       Senior Vice President and Chief Financial
                                     Officer of StanCorp and The Standard

--------
* Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an "executive officer" under the regulations of the Securities and Exchange Commission.

   Set forth below is biographical information for the executive officers.

   Ronald E. Timpe, FSA, CLU, has been chairman, president and chief executive officer of StanCorp since its incorporation. He was appointed president and chief executive officer of The Standard in 1994 and became chairman of The Standard in 1998. Prior to 1994 he served as president and chief operating officer, and senior vice president of The Standard. He formerly held management positions in each of The Standard's operating divisions.

  Patricia J. Brown, CPA, FLMI, has been vice president, Information Systems, of The Standard since 1999. Ms. Brown formerly served in officer positions at StanCorp and The Standard, including assistant vice president, controller and treasurer. She has served in various management positions since 1992.

  Dwight L. Cramer, J.D., has been vice president, general counsel and corporate secretary of StanCorp and The Standard since February 2000. Prior to joining StanCorp, Mr. Cramer served in various management positions at American General Annuity Insurance Company since 1993, most recently, as senior vice president-specialty products.

  Kim W. Ledbetter, FSA, CLU, has been senior vice president, Individual Insurance and Retirement Plans, of The Standard since 1997. From 1994 to 1997, Mr. Ledbetter was vice president, Retirement Plans, of The Standard.

  Douglas T. Maines has been senior vice president, Group Insurance, of The Standard since 1998. From 1996 to 1998, Mr. Maines was vice president and general manager, claims, for Liberty Mutual Insurance Company. From 1993 to 1996, Mr. Maines was vice president, Business Development for the same company.

  Cindy J. McPike, CPA, has been assistant vice president, controller and treasurer of StanCorp and The Standard since February 2000. Ms. McPike was the assistant vice president, controller of StanCorp and assistant vice president, controller and treasurer of The Standard since 1999. Ms. McPike was the manager, Corporate Accounting for The Standard from 1998 to 1999. Prior to joining The Standard, Ms. McPike was director of Internal Audit for NW Natural.

  J. Gregory Ness, LLIF, has been senior vice president, Investments of The Standard since 1999. Mr. Ness was vice president and corporate secretary of StanCorp from its incorporation to February 2000. From 1997 to 1999, Mr. Ness was vice president and corporate secretary of The Standard. From 1996 to 1997, Mr. Ness was vice president, Retirement Plans Sales and Marketing, of The Standard. He has served in various management positions with The Standard since 1988.

  Eric E. Parsons, FLMI, has been senior vice president and chief financial officer of StanCorp since its incorporation. Mr. Parsons has been senior vice president and chief financial officer of The Standard since 1998. From 1997 to 1998, Mr. Parsons was senior vice president and chief financial officer and chief investment officer of The Standard. From 1993 to 1997, Mr. Parsons was vice president, Investments.

ITEM 2. PROPERTIES

  Principal properties owned by The Standard consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 459,000 square feet; and the Standard Plaza, with approximately 216,000 square feet. In addition, The Standard leases 116,000 square feet of office space in a third office building, also located in downtown Portland, Oregon, and 42,000 square feet of offsite storage. The Standard also leases offices under commitments of varying terms to support its sales offices throughout the United States.

  Management believes that the capacity and types of facilities are suitable and adequate for the present and foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  See Item 8, "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements", for the information incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of StanCorp's shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  StanCorp's common stock is listed on the New York Stock Exchange under the symbol "SFG". As of March 2, 2000 there were 77,590 shareholders of record of common stock.

  The high and low sales prices (as reported by the New York Stock Exchange) and cash dividends paid, per share of common stock, by calendar quarter since the initial public offering on April 21, 1999 through December 31, 1999, were as follows:

                                                       4Q      3Q      2Q    1Q
                                                     ------- ------- ------- ---
   High............................................. $28.250 $27.813 $30.000 N/A
   Low..............................................  21.250  21.750  22.750 N/A
   Close............................................  25.188  22.375  30.000 N/A
   Dividends Paid...................................   0.060   0.060     --  N/A

  Although StanCorp intends to declare quarterly cash dividends on the common stock, the declaration and payment of dividends in the future is subject to the discretion of the board of directors and will depend on StanCorp's financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by The Standard (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing") and other factors deemed relevant by StanCorp's board of directors.

  On April 21, 1999, StanCorp completed an initial public offering of common stock, issuing 15,209,400 shares (including 1,289,400 shares subsequently sold pursuant to the underwriters' over-allotment option) at $23.75 per share, and received proceeds, net of IPO expenses, of $336.5 million. Of the proceeds, $276.9 million was contributed to The Standard, of which $267.9 million was used to retire obligations to policyholders arising out of The Standard's conversion to a stock life insurance company, and $9.0 million was paid in exchange for ownership of The Standard's non-insurance subsidiaries. The remaining $59.6 million was retained by StanCorp for general corporate purposes. The shares of common stock issued in the IPO were in addition to 18,718,015 shares of StanCorp common stock distributed to The Standard policyholders, pursuant to the Plan, in exchange for their membership interests in The Standard.

  On November 1, 1999, the board of directors of StanCorp authorized the repurchase of up to 1,700,000 shares of StanCorp's common stock to be effected before November 1, 2000. As of December 31, 1999, 1,277,391 shares had been repurchased at a total cost of $34.2 million. On February 23, 2000 the board of directors of Stancorp authorized the repurchase of up to 1,600,000 shares of StanCorp's common stock to be effected before February 23, 2001. Both repurchases are to be effected in the open market or in negotiated transactions in compliance with the safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

  During 1999, the board of directors of StanCorp granted 67,704 shares of restricted stock to key management employees. The shares vest during 2001 dependent on the recipients' continued employment with StanCorp or The Standard.

ITEM 6. SELECTED FINANCIAL DATA (1)

  The following financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                               1999       1998      1997      1996      1995
                            ----------  --------  --------  --------  --------
                               (Dollars in millions, except share data)
Income Statement Data: (2)
Revenues:
  Premiums................  $    959.2  $  892.8  $  827.5  $  747.1  $  676.8
  Net investment income...       337.6     323.1     303.2     285.2     273.5
  Net realized investment
   gains..................         0.4      11.6      11.8      15.1       8.0
  Other...................         3.0       3.4       2.6       1.2       0.9
                            ----------  --------  --------  --------  --------
    Total revenues........     1,300.2   1,230.9   1,145.1   1,048.6     959.2
                            ----------  --------  --------  --------  --------
Benefits and expenses:
  Policyholder benefits
   (3)....................       904.5     875.3     831.2     781.1     689.8
  Operating expenses (4)..       272.3     247.0     218.6     191.9     174.8
                            ----------  --------  --------  --------  --------
    Total benefits and
     expenses.............     1,176.8   1,122.3   1,049.8     973.0     864.6
                            ----------  --------  --------  --------  --------
Income before Federal
 income taxes and
 extraordinary item.......       123.4     108.6      95.3      75.6      94.6
Federal income taxes......        39.0      33.0      31.4      28.6      25.5
                            ----------  --------  --------  --------  --------
Income before
 extraordinary item.......        84.4      75.6      63.9      47.0      69.1
Extraordinary item (5)....         4.5       6.1       --        --        --
                            ----------  --------  --------  --------  --------
Net income................  $     79.9  $   69.5  $   63.9  $   47.0  $   69.1
                            ==========  ========  ========  ========  ========
Per Common Share:
Basic and diluted
 operating income (6)(7)..  $     2.50
Basic and diluted net
 income (7)...............        2.37
Book value at year-end
 (excluding accumulated
 other comprehensive
 income)..................       26.83
Market value at year-end..       25.19
Dividends declared and
 paid.....................        0.12
Basic weighted-average
 shares outstanding (7)...  33,630,692
Diluted weighted-average
 shares outstanding (7)...  33,674,367
Ending shares
 outstanding..............  32,706,394
Balance Sheet Data:
General account assets....  $  4,864.8  $4,610.4  $4,243.0  $3,967.9  $3,771.9
Separate account assets...       992.3     668.5     483.3     322.8     195.6
                            ----------  --------  --------  --------  --------
Total assets..............     5,857.1   5,278.9   4,726.3   4,290.7   3,967.5
Total liabilities.........     5,017.2   4,439.6   3,994.3   3,643.2   3,340.4
Total equity..............       839.9     839.3     732.0     647.5     627.1


Statutory Data:
Premium and deposits......  $  1,290.2  $1,127.4  $1,050.3  $  946.2  $  869.1
Net income................       116.8      95.7      40.9      15.7      60.5
Policyholder surplus and
 asset valuation reserve..       547.8     432.8     341.1     302.9     287.6
Net investment yield......        7.71%     8.11%     8.27%     8.37%     8.54%

--------
(1) Data is presented on a combined basis as if the closed block had not been established, and therefore the data may not agree with amounts presented in Item 8, "Financial Statements and Supplementary Data". See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations".

(2) Certain 1998, 1997, 1996, and 1995 amounts were reclassified to conform with the current year's presentation.

(3) Includes policyholder benefits and interest paid on policyholder funds.

(4) Includes operating expenses, commissions and the net increase in deferred policy acquisition costs.

(5) Represents costs related to the plan of reorganization of The Standard.

(6) Excludes realized capital gains and extraordinary item, net of tax.

(7) Weighted-average shares outstanding, basic and diluted, are pro forma as if the initial public offering had occurred on January 1, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the consolidated financial condition and results of operations of StanCorp Financial Group, Inc. ("StanCorp") and its subsidiaries (collectively, the "Company") should be read in conjunction with the consolidated financial statements and related notes thereto.

Forward-looking Statements

  The management of the Company has made in this Form 10-K, and from time to time may make in its public filings, press releases and in oral presentations and discussions, certain statements including statements regarding anticipated development and expansion of the Company's business. Such statements may include the effects of regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to (i) deterioration in morbidity, mortality, and persistency, (ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment on the state or Federal level, (iv) competition from other insurers and financial institutions, (v) achievement of growth in new products, (vi) achievement of operating expense management objectives, (vii) changes in claims paying ability ratings, (viii) adverse findings in litigation or other legal proceedings, (ix) deterioration in the experience of the closed block, and (x) on-going risks associated with Year 2000 non-compliance by StanCorp, its subsidiaries, or third parties (including vendors and suppliers).

Reorganization Plan

  In December 1997, Standard Insurance Company's ("The Standard") board of directors authorized management to proceed with the development of a plan of reorganization to convert from a mutual life insurance company to a stock life insurance company, a process known as demutualization. Prior to the reorganization, StanCorp was a wholly owned subsidiary of The Standard and was formed for the purpose of becoming an insurance holding company upon the completion of The Standard's reorganization. On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services approving the Plan of Reorganization, dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), The Standard converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp. Also, on April 21, 1999, StanCorp completed an initial public offering (the "IPO") of 15.2 million shares (including 1.3 million shares subsequently sold pursuant to the underwriters' over-allotment option) of its common stock at the IPO price of $23.75 per share, and received proceeds, net of IPO expenses, of $336.5 million. Of the proceeds, $276.9 million was contributed to The Standard, of which $267.9 million was used to retire obligations to policyholders arising out of The Standard's conversion to a stock life company, and $9.0 million was paid in exchange for ownership of The Standard's non-insurance subsidiaries. The remaining

$59.6 million was retained by StanCorp for general corporate purposes (see "-- Liquidity and Capital Resources--Financing"). The shares of common stock issued in the IPO were in addition to 18.7 million shares of StanCorp common stock distributed to The Standard policyholders, pursuant to the Plan, in exchange for their membership interests in The Standard. The costs incurred and expensed in 1999 and 1998 related to the reorganization totaled $4.5 million and $6.1 million, respectively, and are included in the financial statements as an extraordinary item. There are no additional reorganization costs to be incurred.

  On the completion of its reorganization, The Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. The Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies. Such support includes payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998 (the period used to determine the closed block funding) if the experience underlying such dividend scales including the portfolio interest rate continues. These assets totaled $599.8 million at December 31, 1999, and are for the benefit of the policies in the closed block.

  The contribution to income before Federal income taxes and extraordinary item from the closed block is reported as a single line item in the consolidated statements of income and comprehensive income. Accordingly, all components of revenues, benefits and expenses for the closed block are shown as a net amount under the caption "Contribution from closed block". Federal income tax expense applicable to the closed block is reflected as a component of total tax expense. Reporting of the contribution from the closed block as a single line item results in material reductions in the respective line items in the consolidated statements of income and comprehensive income while having no effect on net income. All assets allocated to the closed block are combined and shown as a separate line item in the consolidated balance sheets under the caption "Closed block assets". All liabilities attributable to the closed block are treated similarly and disclosed as a separate line item under the caption "Closed block liabilities". Management believes that a better understanding of the business results when closed block amounts are presented on a combined basis as if the closed block had not been established. Such presentation does not affect the Company's reported net income. Accordingly, the combined presentation set forth below includes revenues and expenses associated with policies included in the closed block for the years ended December 31.

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (In millions)
   Revenues:
     Premiums...................................  $  959.2  $  892.8  $  827.5
     Net investment income......................     337.6     323.1     303.2
     Net realized investment gains..............       0.4      11.6      11.8
     Other......................................       3.0       3.4       2.6
                                                  --------  --------  --------
       Total revenues...........................   1,300.2   1,230.9   1,145.1
                                                  --------  --------  --------
   Benefits and expenses:
     Policyholder benefits......................     904.5     875.3     831.2
     Operating expenses.........................     201.3     185.6     161.3
     Commissions................................      71.2      65.6      64.0
     Net increase in deferred policy acquisition
      costs.....................................      (0.2)     (4.2)     (6.7)
                                                  --------  --------  --------
       Total benefits and expenses..............   1,176.8   1,122.3   1,049.8
                                                  --------  --------  --------
   Income before Federal income taxes and
    extraordinary item..........................  $  123.4  $  108.6  $   95.3
                                                  ========  ========  ========

Consolidated Results of Operations

 Premiums

  Premiums, which include policy and contract charges, increased $66.4 million, or 7.4%, in 1999 compared to 1998, and $65.3 million, or 7.9%, in 1998 compared to 1997. The increases resulted primarily from growth in group insurance premiums of $71.1 million in 1999 compared to 1998, and $67.4 million in 1998 compared to 1997. Partially offsetting these increases were decreases in individual insurance premiums of $7.3 million in 1999 compared to 1998, and $4.9 million in 1998 compared to 1997 (See "--Selected Segment Information").

 Net Investment Income

  Net investment income increased $14.5 million, or 4.5%, in 1999 compared to 1998, and $19.9 million, or 6.6%, in 1998 compared to 1997. The increases were the result of an increase in average invested assets of 6.9% to $4.34 billion in 1999 from $4.06 billion in 1998, and a 7.7% increase in 1998 from $3.77 billion in 1997. Partially offsetting the effect of the increase in average invested assets was a decrease in the portfolio yields for both fixed maturity securities and mortgage loans, which resulted from turnover of investments acquired in periods with higher yields. The portfolio yield for fixed maturity securities decreased to 6.94% at December 31, 1999, from 7.05% at December 31, 1998 and 7.21% at December 31, 1997. The portfolio yield for mortgage loans decreased to 8.37% at December 31, 1999, from 8.70% at December 31, 1998 and 9.13% at December 31, 1997. Portfolio yields may increase or decrease in the future depending on changes in the overall interest rate environment and other factors.

  Although the Company's net investment income fluctuates with changes in the overall interest rate environment, these fluctuations are offset, in part, by inverse fluctuations in newly established reserve liabilities due to the use of current interest rate assumptions in discounting those reserve liabilities.

 Net Realized Investment Gains

  Net realized gains and losses occur primarily as a result of dispositions of the Company's invested assets in the regular course of investment management. The sale of real estate holdings contributed net realized investment gains of $3.2 million, $6.0 million and $6.3 million in 1999, 1998, and 1997, respectively. Also in 1999 $4.3 million in losses were recognized on the sale of fixed maturity securities. Dispositions of invested assets and associated gains or losses may or may not continue into the future.

 Policyholder Benefits

  Policyholder benefits, including policyholder dividends and interest paid on policyholder funds, increased $29.2 million, or 3.3%, in 1999 compared to 1998, and $44.1 million, or 5.3%, in 1998 compared to 1997. The increases for both periods primarily related to the growth in group insurance business, offset in part by improvements in the group insurance benefit ratios due to favorable claims experience in the latter parts of both 1999 and 1998. Because benefit ratios are heavily affected by actual claims experience, the improvements in the benefit ratio may or may not continue in the future. (See "--Selected Segment Information ".)

 Operating Expenses

  Operating expenses increased $15.7 million, or 8.5%, in 1999 compared to 1998, and $24.3 million, or 15.1%, in 1998 compared to 1997. Operating expenses for both periods increased primarily due to growth in the Group Insurance segment, as evidenced by premium growth. (See "--Selected Segment Information".) Year 2000 computer system remediation and replacement expenses of $2.2 million, $7.6 million, and $3.7 million for 1999, 1998 and 1997, respectively, also contributed to the increases.

 Commissions

  Commissions increased $5.6 million, or 8.5%, in 1999 compared to 1998, and $1.6 million, or 2.5%, in 1998 compared to 1997. Commissions generally fluctuate with premiums, however not directly as commissions on new sales tend to be at higher rates than for renewals. The increases for both periods related to premium growth for those same periods of 7.4% and 7.9%, respectively.

 Net Increase in Deferred Policy Acquisition Costs

  Declines in new sales and a slight decrease in persistency for the Individual Insurance segment resulted in an increase in net expense related to deferred policy acquisition costs of $4.0 million in 1999 compared to 1998, and $2.5 million in 1998 compared to 1997.

 Federal Income Taxes

  The Company's provision for Federal income taxes will differ from the amounts calculated at the corporate Federal tax rate primarily due to permanent differences, including nontaxable investment income and tax credits. The effective Federal income tax rates for 1999, 1998 and 1997 were 31.6%, 30.4% and 32.9%, respectively, compared to the corporate Federal tax rate of 35.0% for each of these years. In addition to the differences described above, the 1999 and 1998 effective tax rates are less than the corporate Federal tax rate primarily due to adjustments related to the resolution of uncertainties provided for in prior years. See Item 8, "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements".

 Income Before Extraordinary Item

  Income before extraordinary item increased $8.8 million, or 11.6%, in 1999 compared to 1998, and $11.7 million, or 18.3%, in 1998 compared to 1997. The increases resulted primarily from business growth and favorable claims experience in the Group Insurance segment. These increases were partially offset by a decrease in net realized investment gains to $0.4 million in 1999 from $11.6 million in 1998.

Selected Segment Information

  The following table sets forth selected segment information for the years indicated:

                                                     At or for the Year Ended
                                                           December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  -------- --------
                                                          (In millions)
Revenues:
  Group Insurance segment.......................... $1,007.0  $  933.1 $  851.9
  Retirement Plans segment.........................     66.5      69.1     66.0
  Individual Insurance segment.....................    209.0     221.1    221.2
  Other............................................     17.7       7.6      6.0
                                                    --------  -------- --------
    Total revenues................................. $1,300.2  $1,230.9 $1,145.1
                                                    ========  ======== ========
Income (loss) before Federal income taxes and
 extraordinary item:
  Group Insurance segment.......................... $   99.6  $   83.6 $   64.5
  Retirement Plans segment.........................     (2.7)      0.4      1.1
  Individual Insurance segment.....................     12.1      19.2     24.2
  Other............................................     14.4       5.4      5.5
                                                    --------  -------- --------
    Total income before Federal income taxes and
     extraordinary item............................ $  123.4  $  108.6 $   95.3
                                                    ========  ======== ========
Reserves:(1)
  Group Insurance segment.......................... $1,578.8  $1,409.7 $1,260.4
  Retirement Plans segment.........................    655.3     651.2    637.7
  Individual Insurance segment.....................  1,566.0   1,483.5  1,443.4
                                                    --------  -------- --------
    Total reserves................................. $3,800.1  $3,544.4 $3,341.5
                                                    ========  ======== ========

--------
(1) Reserves are comprised of future policy benefits and claims and other policyholder funds.

 Group Insurance Segment

  The Group Insurance segment markets long and short term disability, life, accidental death and dismemberment, and dental insurance. As the largest of the Company's three segments, Group Insurance premiums accounted for 89.2%, 87.9% and 86.7% of the Company's total premiums for the years ended December 31, 1999, 1998 and 1997, respectively.

  Income before Federal income taxes and extraordinary item for the Group Insurance segment increased $16.0 million, or 19.1%, in 1999 compared to 1998, following an increase of $19.1 million, or 29.6%, in 1998 compared to 1997. The increases were primarily the result of business growth and favorable claims experience, which experience may or may not continue in future periods. The following table sets forth selected financial data for this segment for the periods indicated:

                                                 At or for the Year Ended
                                                       December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                   (Dollars in millions)
   Revenues:
     Premiums................................  $   855.6  $   784.5  $   717.1
     Net investment income...................      151.8      143.7      131.4
     Net realized investment gains (losses)..       (3.3)       2.5        1.0
     Other...................................        2.9        2.4        2.4
                                               ---------  ---------  ---------
       Total revenues........................    1,007.0      933.1      851.9
                                               ---------  ---------  ---------
   Benefits and expenses:
     Policyholder benefits...................      706.6      666.5      625.5
     Operating expenses......................      147.0      134.4      116.7
     Commissions.............................       56.8       50.0       47.2
     Net increase in deferred policy
      acquisition costs......................       (3.0)      (1.4)      (2.0)
                                               ---------  ---------  ---------
       Total benefits and expenses...........      907.4      849.5      787.4
                                               ---------  ---------  ---------
   Income before Federal income taxes and
    extraordinary item.......................  $    99.6  $    83.6  $    64.5
                                               =========  =========  =========
   Benefit ratio (% of premiums).............       82.6%      85.0%      87.2%
   Operating expense ratio (% of premiums)...       17.2       17.1       16.3
   Persistency (% of premiums)...............       86.0       84.8       86.1
   Life insurance in force...................  $99,418.9  $81,039.7  $74,798.3

  Premiums increased $71.1 million, or 9.1%, in 1999 compared to 1998, and $67.4 million, or 9.4%, in 1998 compared to 1997. The increases included premium growth for group long term disability products of 5.8% in 1999 compared to 1998, and 4.3% in 1998 compared to 1997. The remaining increases were primarily attributable to increases in group life insurance premiums, which were primarily the result of improved persistency and expanded distribution.

  Net investment income increased $8.1 million, or 5.6%, in 1999 compared to 1998, and $12.3 million, or 9.4%, in 1998 compared to 1997, respectively. The increase was due to an increase in average assets supporting this segment, which was partially offset by a decrease in the portfolio yield. (See "-- Consolidated Results of Operations--Net Investment Income".)

  Policyholder benefits increased $40.1 million, or 6.0%, in 1999 compared to 1998, and $41.0 million, or 6.6%, in 1998 compared to 1997. The increases were primarily a result of business growth, as evidenced by growth in premiums for these periods. Offsetting the impact of business growth was an improvement in the benefit ratio to 82.6% in 1999 from 85.0% in 1998, and 87.2% in 1997. The 1999 and 1998 benefit ratios reflect favorable claims experience in the latter parts of each of those years. Policyholder benefits for 1997 were negatively impacted by adverse claims experience on a few large long term disability cases. In response, management increased renewal rates on those cases and modified underwriting practices. Because the benefit ratio is heavily affected by actual claims experience, the improvements in the benefit ratio may or may not continue in the future.

  Operating expenses increased $12.6 million, or 9.4%, in 1999 over 1998, and $17.7 million, or 15.2%, in 1998 over 1997. The increases were due in part to business growth for the same periods as discussed above, and the opening of five sales offices in 1999. Operating expenses proportional to premiums have remained relatively stable for the years ended December 31, 1999, 1998 and 1997.

 Retirement Plans Segment

  The Retirement Plans segment offers full-service 401(k) and other pension plan products and services. The loss before Federal income taxes and extraordinary item in 1999 was $2.7 million, compared to income of $0.4 million and $1.1 million in 1998 and 1997, respectively. Management believes that profitability in this segment depends upon significant increases in assets under management in future years to achieve economies of scale. Separate account assets under management grew 48.4%, 38.3%, and 49.7% in 1999, 1998, and 1997, respectively. The following table sets forth selected financial data for the Retirement Plans segment for the years indicated:

                                                  At or for the Year Ended
                                                        December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                   (Dollars in millions)
Revenues:
  Premiums...................................... $   16.6  $   14.0  $   11.2
  Net investment income.........................     50.6      54.0      54.3
  Net realized investment gains (losses)........     (0.7)      1.1       0.8
  Other.........................................      --        --       (0.3)
                                                 --------  --------  --------
    Total revenues..............................     66.5      69.1      66.0
                                                 --------  --------  --------
Benefits and expenses:
  Policyholder benefits.........................     43.0      46.6      47.0
  Operating expenses............................     23.9      20.4      16.5
  Commissions...................................      2.3       1.7       1.4
                                                 --------  --------  --------
    Total benefits and expenses.................     69.2      68.7      64.9
                                                 --------  --------  --------
Income (loss) before Federal income taxes and
 extraordinary item............................. $   (2.7) $    0.4  $    1.1
                                                 ========  ========  ========
Operating expense ratio (% of average assets
 under management)..............................      1.6%      1.7%      1.6%
Assets under management:
  General account............................... $  655.4  $  631.3  $  637.7
  Separate accounts.............................    992.3     668.5     483.3
                                                 --------  --------  --------
    Total....................................... $1,647.7  $1,299.8  $1,121.0
                                                 ========  ========  ========

  Premiums are derived from charges for administrative services on assets managed in both the general account and separate accounts, and also include premiums on life contingent annuities. Premiums increased $2.6 million, or 18.6%, in 1999 compared to 1998, and $2.8 million, or 25.0%, in 1998 compared to 1997. The increases for both years resulted primarily from the growth in assets under management.

  Net investment income decreased $3.4 million, or 6.3%, in 1999 compared to 1998, and $0.3 million, or 0.6%, in 1998 compared to 1997 primarily due to a decline in portfolio yield (see "--Consolidated Results of Operations--Net Investment Income"). The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rate spreads. Therefore, policyholder benefits (which include interest credited to policyholders) should generally trend with net investment income. Policyholder benefits decreased 7.7% in 1999 compared to 1998, and 0.9% in 1998 compared to 1997. The decreases were consistent with the decreases in net investment income for this segment for these same periods.

  Although operating expenses increased $3.5 million, or 17.2%, in 1999 compared to 1998, and $3.9 million, or 23.6%, in 1998 compared to 1997, operating expenses as a percentage of average assets managed remained relatively stable at 1.6%, 1.7%, and 1.6% for 1999, 1998 and 1997, respectively. The primary factor contributing to increased operating expenses in 1999 was the opening of four field offices. Operating expenses in 1999 and 1998 also were impacted by this segment's conversion of its traditional plans to daily plans. Daily plans, which allow daily investment directives, are believed to be more attractive to customers than traditional plans, which only allow quarterly investment directives. The segment completed the conversion of the traditional plans in 1999 and while efficiencies and cost savings of the strategy cannot be readily estimated, management believes future expense savings will be realized.

 Individual Insurance Segment

  The Individual Insurance segment sells life insurance, disability insurance, and annuities to individuals. In the individual insurance market, a growing percentage of consumers are now reaching 45 years of age or older and are shifting their focus from loss avoidance to asset accumulation. Moreover, the strong stock market has increased competition from non-traditional individual life insurance and annuities such as variable life and variable annuity products.

  Income before Federal income taxes and extraordinary item for this segment declined $7.1 million in 1999 compared to 1998, and $5.0 million in 1998 compared to 1997. The overall market considerations discussed above were the primary causes of the decreases. The following table sets forth selected financial data for the Individual Insurance segment for the years indicated:

                                                   At or for the Year Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                    (Dollars in millions)
Revenues:
  Premiums....................................... $   87.0  $   94.3  $   99.2
  Net investment income..........................    121.5     124.0     119.9
  Net realized investment gains..................      0.5       1.8       1.7
  Other..........................................      --        1.0       0.4
                                                  --------  --------  --------
    Total revenues...............................    209.0     221.1     221.2
                                                  --------  --------  --------
Benefits and expenses:
  Policyholder benefits..........................    154.9     162.2     158.7
  Operating expenses.............................     27.1      28.6      27.6
  Commissions....................................     12.1      13.9      15.4
  Net (increase) decrease in deferred policy
   acquisition costs.............................      2.8      (2.8)     (4.7)
                                                  --------  --------  --------
    Total benefits and expenses..................    196.9     201.9     197.0
                                                  --------  --------  --------
Income before Federal income taxes and
 extraordinary item.............................. $   12.1  $   19.2  $   24.2
                                                  ========  ========  ========

Operating expense ratio (% of premiums)..........     31.1%     30.3%     27.8%
Individual life persistency (% of face amount)...     88.6      89.5      90.9
Life insurance in force.......................... $7,645.9  $7,952.0  $7,732.9

  Premiums decreased $7.3 million, or 7.7%, in 1999 compared to 1998, and $4.9 million, or 4.9% in 1998 compared to 1997. The decrease resulted primarily from declining demand for life insurance due to the maturing individual insurance market.

  Net investment income decreased $2.5 million, or 2.0%, in 1999 compared to 1998, and increased $4.1 million, or 3.4%, in 1998 compared to 1997. The changes reflect similar changes in average invested assets supporting this segment, as well as fluctuations in market prices for those same assets.

  Policyholder benefits decreased $7.3 million, or 4.5%, in 1999 compared to 1998, and increased $3.5 million, or 2.2%, in 1998 compared to 1997. The changes are consistent with management's expectations given fluctuations in premiums and net investment income for the same periods.

  Operating expenses decreased $1.5 million, or 5.2% in 1999 compared to 1998, and increased $1.0 million, or 3.6%, in 1998 compared to 1997. When taken as a percent of premiums, operating expenses were 31.1%, 30.3% and 27.8% in 1999, 1998 and 1997, respectively.

  Declines in new sales and a slight decrease in persistency for the segment resulted in an increase in net expense related to deferred policy acquisition costs of $5.6 million in 1999 compared to 1998, and $1.9 million in 1998 compared to 1997.

 Other

  Other businesses primarily include return on capital held by the holding company, income from StanCorp Mortgage Investors and gains and losses related to real estate investments owned by The Standard.

  Income before Federal income taxes and extraordinary item for the years ended December 31, 1999, 1998 and 1997 was $14.4 million, $5.4 million and $5.5 million, respectively. Net realized investment gains for these same periods were $3.9 million, $6.2 million and $8.3 million, respectively. Dispositions of invested assets, and therefore associated gains and losses, may or may not continue into the future.

Liquidity and Capital Resources

 Operating Cash Flows

  Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders and beneficiaries, operating expenses, commissions and taxes.

 Investing Cash Flows

  Investing cash inflows consist primarily of the proceeds from sales or maturities of investments. Investing cash outflows consist primarily of payments for investments acquired. Since future benefit payments are principally intermediate- and long-term obligations, the Company's investments are predominantly intermediate- and long-term fixed-rate instruments, such as fixed maturity securities and mortgage loans, which are expected to provide sufficient cash flow to cover these obligations. The nature and quality of various types of investments purchased by The Standard must comply with statutes and regulations imposed by Oregon and other states in which The Standard is licensed.

  It is management's objective to generally align the cash flow characteristics of assets and liabilities to ensure that the Company's financial obligations can be met under a wide variety of economic conditions. Most of The Standard's policy liabilities result from long term disability reserves that have proven to be very stable over time, participating individual life insurance products and other life insurance and annuity products on which interest rates can be adjusted periodically, and products associated with the separate accounts. Annual cash flow scenario testing is used to assess interest rate risk and to permit The Standard's investment policy to be modified whenever necessary to address changing economic environments. See "--Interest Rate Risk Management".

  The market values of the Company's investments vary with changing economic and market conditions and interest rates. The Company is subject to the risk of default on principal and interest payments by the issuers of the fixed maturity securities it owns. Although almost all of the fixed maturity securities are investment-grade and the Company believes it maintains prudent issuer diversification, a major economic downturn could result in issuer defaults. Since fixed maturity securities represent 50.9% of the Company's total general account invested assets at December 31, 1999, such defaults could materially adversely affect the Company's business, financial condition and results of operations.

  Policyholders or claimants may not withdraw from The Standard's large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. This holding of stable long-term reserves makes it possible for The Standard to allocate a greater portion of its assets to long-term commercial mortgage loans, a benefit many other insurance companies do not experience.

  At December 31, 1999, mortgage loans represented 42.9% of the total general account invested assets and were collateralized by properties located in the Central region representing 22.4% of the portfolio, the Eastern region representing 11.3%, and the Western region representing 66.3%. Of the total mortgage loan portfolio, 41.5% of the collateralized properties were located in the state of California. The Standard generally does not require earthquake insurance for properties on which it makes mortgage loans. The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.5% of the portfolio, industrial properties, representing 26.5%, and office properties, representing 17.4%. The remaining 7.6% balance of properties in the portfolio include commercial, apartment, residential and agricultural properties. The Company's mortgage loans face both delinquency and default risk. The delinquency and loss performance of The Standard's mortgage loan portfolio has consistently outperformed the industry averages, as reported by the American Council of Life Insurance, by wide margins. At December 31, 1999, there were no loans either delinquent or in process of foreclosure. The performance of the Company's mortgage loan portfolio, however, may fluctuate in the future. Should the delinquency rate of the Company's mortgage loan portfolio increase, the increase could have a material adverse effect on the Company's business, financial condition and results of operations.

  At December 31, 1999, the Company had outstanding commitments to fund or acquire various assets totaling $101.2 million. Such commitments were principally mortgage loans with interest rates ranging from 7.50% to 10.50%. The Company's capital expenditures are estimated to be $8.4 million for 2000.

 Financing Cash Flows

  Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on lines of credit, issuance and repurchase of common stock, and dividends paid on common stock.

  The Company has available lines of credit totaling $110 million, including a $100 million unsecured revolving line of credit, which expire during the first half of 2000 and are expected to be renewed. Under the terms of the $100 million line of credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. Such covenants could have the effect of limiting StanCorp's ability to pay dividends to its shareholders. At December 31, 1999 there were no outstanding borrowings under the credit agreements.

  On November 1, 1999, the board of directors of StanCorp authorized the repurchase of up to 1.7 million shares of StanCorp's common stock to be effected before November 1, 2000. As of December 31, 1999, 1.3 million shares had been repurchased at a total cost of $34.2 million. On February 23, 2000 the board of directors of StanCorp authorized the repurchase of up to 1.6 million shares of StanCorp's common stock to be effected before February 23, 2001. Both repurchases are to be effected in the open market or in negotiated transactions in compliance with the safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

  StanCorp's ability to pay dividends to its shareholders and meet its obligations substantially depends upon the receipt of dividends from The Standard. The Standard's ability to pay dividends to StanCorp is regulated under Oregon law. Under Oregon law, The Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Department") to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10% of The Standard's combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31st last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Department broad discretion to disapprove requests for dividends in excess of these limits. Based on its statutory results, The Standard paid a $50.0 million dividend to StanCorp effective January 31, 2000, and will be permitted to pay an additional $65.7 million in dividends to StanCorp in 2000 without obtaining the Department's approval. The Standard would have been permitted to pay $93.9 million, $38.7 million and $26.5 million in 1999, 1998 and 1997, respectively, without obtaining the Department's approval. The foregoing limitations on dividends would not apply to any dividends to StanCorp from the non-insurance subsidiaries. Combined net income of the non-insurance subsidiaries, before elimination of intercompany amounts, was $6.2 million, $4.8 million and $4.9 million in 1999, 1998 and 1997, respectively.

 Risk-Based Capital

  The National Association of Insurance Commissioners has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital ("RBC"), augments statutory minimum capital and surplus requirements. The RBC system employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer's business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. At December 31, 1999, The Standard's RBC level was significantly in excess of that which would require corrective action by The Standard or regulatory agencies.

 Interest Rate Risk Management

  The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to these liabilities are generated under various interest rate scenarios. These actuarial models include those used to support the statutory Statement of Actuarial Opinion required by insurance regulators. According to presently accepted actuarial standards of practice, The Standard's current reserves and related items make adequate provision for the anticipated cash flows required to meet The Standard's contractual obligations and related expenses.

  The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. In the normal course of business, the Company commits to fund mortgage loans generally up to 60 days in advance.

  The Company's financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. The Company's primary market risk is interest rate risk, which exposes the Company's earnings and cash flows and the fair value of its financial assets. In accordance with Item 305 of Regulation S-K of the Securities and Exchange Commission, the Company has analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 1999 and 1998, given a hypothetical ten percent increase in interest rates, and related qualitative information on how the Company manages interest rate risk.

  The interest rate sensitivity analysis is based upon the Company's fixed maturity securities, mortgage loans and collateral loans held at December 31, 1999 and 1998. For the fixed maturity securities portfolio, the analysis estimates the reduction in fair value of the portfolio utilizing a duration-based analysis that assumes a hypothetical ten percent increase in treasury rates. For mortgage and collateral loan portfolios, the analysis estimates the reduction in fair value by discounting expected cash flows at theoretical treasury spot rates in effect at December 31, 1999 and 1998. These analyses discount cash flows using an average of possible discount rates to provide for the potential effects of interest rate volatility. These analyses do not provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual decrease in fair value of the Company's financial assets that would have resulted from a ten percent increase in interest rates could be significantly different from that estimated by the model. The hypothetical reduction in the fair value of the Company's financial assets that results from the model is estimated to be $124.4 million and $58.9 million at December 31, 1999 and 1998, respectively.

 Insolvency Assessments

  Insolvency regulations exist in many of the jurisdictions in which The Standard is doing business. Such regulations may require life insurance companies within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent life insurance companies. Association assessments levied against The Standard from January 1, 1997 through December 31, 1999 aggregated $2.3 million. At December 31, 1999, The Standard maintained a reserve of $1.0 million for future assessments in respect of currently impaired, insolvent or failed insurers.

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

  At the time of this release, the Company had not experienced interruptions from the Year 2000 issue and is not aware of any material interruptions to any of its significant suppliers or customers. While management continues to believe that the Company is not at significant risk, the possibility still exists that failures or incompatibilities may arise in the future. Accordingly, the Company continues to monitor significant systems, suppliers and customers in an effort to minimize the potential impact of this possible, but unlikely, circumstance.

Litigation

  See Item 8, "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements".

New and Adopted Accounting Pronouncements

  See Item 8, "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk Management".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  24

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997..................................  25

Consolidated Balance Sheets at December 31, 1999 and 1998................  26

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1999, 1998 and 1997........................................  27

Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997.....................................................  28

Notes to Consolidated Financial Statements...............................  29

                         INDEPENDENT AUDITORS' REPORT

StanCorp Financial Group, Inc.
Portland, Oregon

  We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (formerly known as Standard Insurance Company prior to the April 21, 1999 reorganization discussed in Note 1) as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Portland, Oregon
February 2, 2000 (February 23, 2000 as to Note 14)

                         STANCORP FINANCIAL GROUP, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        (In millions--except share data)

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Revenues:
  Premiums..........................................  $ 914.4  $ 892.8  $ 827.5
  Net investment income.............................    306.7    323.1    303.2
  Net realized investment gains.....................      0.5     11.6     11.8
  Contribution from closed block....................      9.9      --       --
  Other.............................................      3.0      3.4      2.6
                                                      -------  -------  -------
    Total...........................................  1,234.5  1,230.9  1,145.1
                                                      -------  -------  -------
Benefits and expenses:
  Policyholder benefits.............................    756.0    783.8    736.0
  Interest paid on policyholder funds...............     88.0     91.5     95.2
  Operating expenses................................    198.7    185.6    161.3
  Commissions.......................................     69.7     65.6     64.0
  Net increase in deferred policy acquisition
   costs............................................     (1.3)    (4.2)    (6.7)
                                                      -------  -------  -------
    Total...........................................  1,111.1  1,122.3  1,049.8
                                                      -------  -------  -------
Income before Federal income taxes and extraordinary
 item...............................................    123.4    108.6     95.3
Federal income taxes................................     39.0     33.0     31.4
                                                      -------  -------  -------
Income before extraordinary item....................     84.4     75.6     63.9
Extraordinary item, net of tax......................      4.5      6.1      --
                                                      -------  -------  -------
Net income..........................................     79.9     69.5     63.9
                                                      -------  -------  -------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available-
   for-sale.........................................   (106.2)    40.1     22.3
  Adjustment for realized gains.....................     (5.6)    (2.3)    (1.7)
                                                      -------  -------  -------
    Total...........................................   (111.8)    37.8     20.6
                                                      -------  -------  -------
Comprehensive income (loss).........................  $ (31.9) $ 107.3  $  84.5
                                                      =======  =======  =======
Net income per share (pro forma):
  Basic.............................................  $  2.37
  Diluted...........................................     2.37

Weighted-average shares outstanding (pro forma):
  Basic.............................................................  33,630,692
  Diluted...........................................................  33,674,367

                See Notes to Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (In millions--except share data)

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                           ASSETS
                           ------
Investments:
  Investment securities..................................... $2,064.7  $2,214.2
  Mortgage loans............................................  1,779.1   1,708.1
  Real estate, net..........................................     98.5      93.0
  Policy loans..............................................     20.5     111.0
  Collateral loans..........................................      --       71.2
                                                             --------  --------
    Total investments.......................................  3,962.8   4,197.5
Cash and cash equivalents...................................     38.9      60.4
Deferred policy acquisition costs...........................     54.2     114.9
Premiums and other receivables..............................     75.3      73.2
Accrued investment income...................................     53.3      53.5
Property and equipment, net.................................     69.0      65.9
Other assets................................................     11.5      45.0
Separate account assets.....................................    992.3     668.5
Closed block assets.........................................    599.8       --
                                                             --------  --------
    TOTAL................................................... $5,857.1  $5,278.9
                                                             ========  ========
                   LIABILITIES AND EQUITY
                   ----------------------
Liabilities:
  Future policy benefits and claims......................... $1,643.4  $2,065.2
  Other policyholder funds..................................  1,538.6   1,479.2
  Deferred tax liabilities..................................     66.5     106.0
  Other liabilities.........................................    136.9     120.7
  Separate account liabilities..............................    992.3     668.5
  Closed block liabilities..................................    639.5       --
                                                             --------  --------
    Total liabilities.......................................  5,017.2   4,439.6
                                                             --------  --------
Commitments and Contingencies
Equity:
  Preferred stock, 100,000,000 shares authorized; none
   issued or outstanding....................................      --        --
  Common stock, no par, 300,000,000 shares authorized;
   32,774,098 shares issued and 32,706,394 outstanding......    819.7       --
  Accumulated other comprehensive income (loss).............    (37.6)     74.2
  Retained earnings.........................................     57.8     765.1
                                                             --------  --------
    Total equity............................................    839.9     839.3
                                                             --------  --------
    TOTAL................................................... $5,857.1  $5,278.9
                                                             ========  ========

                See Notes to Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In millions--except share data)

                                              Accumulated
                           Common Stock          Other                   Total
                         ------------------  Comprehensive Retained  Shareholders'
                           Shares    Amount  Income (Loss) Earnings     Equity
                         ----------  ------  ------------- --------  -------------
Balance, January 1,
 1997...................        --   $  --      $  15.8    $ 631.7      $ 647.5
Net income..............        --      --          --        63.9         63.9
Other comprehensive
 income, net of tax.....        --      --         20.6        --          20.6
                         ----------  ------     -------    -------      -------
Balance, December 31,
 1997...................        --      --         36.4      695.6        732.0
                         ----------  ------     -------    -------      -------
Net income..............        --      --          --        69.5         69.5
Other comprehensive
 income, net of tax.....        --      --         37.8        --          37.8
                         ----------  ------     -------    -------      -------
Balance, December 31,
 1998...................        --      --         74.2      765.1        839.3
                         ----------  ------     -------    -------      -------
Reorganization.......... 18,718,015   515.3         --      (783.2)      (267.9)
Net income..............        --      --          --        79.9         79.9
Other comprehensive
 loss, net of tax.......        --      --       (111.8)       --        (111.8)
Common stock:
  Initial public
   offering............. 15,209,400   336.5         --         --         336.5
  Repurchase............ (1,277,931)  (34.2)        --         --         (34.2)
  Sales to employees....     56,910     1.1         --         --           1.1
  Restricted grant......        --      1.0         --         --           1.0
Dividends declared on
 common stock...........        --      --          --        (4.0)        (4.0)
                         ----------  ------     -------    -------      -------
Balance, December 31,
 1999................... 32,706,394  $819.7     $ (37.6)   $  57.8      $ 839.9
                         ==========  ======     =======    =======      =======


                See Notes to Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                 Year Ended December 31,
                                                 -------------------------
                                                  1999     1998     1997
                                                 -------  -------  -------
Operating:
  Net income.................................... $  79.9  $  69.5  $  63.9
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net realized investment gains...............    (0.5)   (11.6)   (11.8)
    Depreciation and amortization...............    25.1     22.3     22.1
    Deferral of policy acquisition costs........   (15.9)   (17.8)   (18.9)
    Deferred income taxes.......................    35.1     34.3      2.1
    Changes in other assets and liabilities:
     Trading securities.........................   (23.9)   (25.4)     --
     Receivables and accrued income.............   (10.1)    (6.6)    (1.1)
     Future policy benefits and claims..........   160.0    189.8    182.9
     Closed block, net..........................   (10.6)     --       --
     Other, net.................................    43.6    (27.8)     0.2
                                                 -------  -------  -------
      Net cash provided by operating
       activities...............................   282.7    226.7    239.4
                                                 -------  -------  -------
Investing:
  Proceeds from investments sold, matured, or
   repaid:
    Fixed maturity securities--available-for-
     sale.......................................   241.0    117.0    236.3
    Fixed maturity securities--held-to-
     maturity...................................     --       9.1     23.0
    Mortgage loans..............................   298.5    334.9    302.5
    Real estate.................................    10.9     20.3     22.5
    Other investments...........................     --       --      19.5
  Costs of investments acquired:
    Fixed maturity securities--available-for-
     sale.......................................  (444.0)  (221.0)  (429.8)
    Fixed maturity securities--held-to-
     maturity...................................     --       --     (21.4)
    Mortgage loans..............................  (500.1)  (440.9)  (394.7)
    Real estate.................................   (15.4)    (6.3)    (6.3)
    Other investments...........................   (18.1)    (1.4)     --
  Property and equipment........................    (8.7)    (7.8)    (8.3)
                                                 -------  -------  -------
      Net cash used in investing activities.....  (435.9)  (196.1)  (256.7)
                                                 -------  -------  -------
Financing:
  Policyholder fund deposits....................   615.5    379.4    357.1
  Policyholder fund withdrawals.................  (522.7)  (366.4)  (347.0)
  Borrowings on line of credit..................    41.9     42.5     76.0
  Repayments on line of credit..................   (41.9)   (42.5)   (76.0)
  Other notes payable...........................     7.4      --       --
  Issuance of common stock......................   337.6      --       --
  Repurchase of common stock....................   (34.2)     --       --
  Dividends paid on common stock................    (4.0)     --       --
  Payments to eligible policyholders upon
   reorganization...............................  (267.9)     --       --
                                                 -------  -------  -------
      Net cash provided by financing
       activities...............................   131.7     13.0     10.1
                                                 -------  -------  -------
Increase (decrease) in cash and cash
 equivalents....................................   (21.5)    43.6     (7.2)
Cash and cash equivalents, beginning of year....    60.4     16.8     24.0
                                                 -------  -------  -------
Cash and cash equivalents, end of year.......... $  38.9  $  60.4  $  16.8
                                                 =======  =======  =======
Supplemental disclosure of cash flow
 information:
  Cash paid (received) during the year for:
    Interest.................................... $  90.0  $  91.6  $  95.0
    Income taxes................................    (7.0)    13.8     43.4

                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and principles of consolidation. On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services (the "Department") approving the Plan of Reorganization dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), Standard Insurance Company ("The Standard") converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp Financial Group, Inc. ("StanCorp"), an Oregon corporation. Also, on April 21, 1999, StanCorp completed an initial public offering (the "IPO") of 15.2 million shares (including 1.3 million shares subsequently sold pursuant to the underwriters' over-allotment option) of its common stock at the IPO price of $23.75 per share. The shares of common stock issued in the IPO were in addition to 18.7 million shares of StanCorp common stock distributed to The Standard policyholders, pursuant to the Plan, in exchange for their membership interests in The Standard.

  StanCorp was incorporated under the laws of Oregon in 1998. StanCorp was specifically organized as a parent holding company for its subsidiaries The Standard, StanCorp Mortgage Investors, LLC, StanCorp Real Estate, LLC and Standard Management, Inc. StanCorp is based in Portland, Oregon, and through its subsidiaries has operations throughout the United States.

  StanCorp's principal subsidiary, The Standard, underwrites group and individual disability, life and annuity products and dental insurance for groups. The Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. The Standard is licensed for reinsurance only in New York.

  StanCorp's other subsidiaries are complementary financial and management service businesses. The largest of StanCorp's other subsidiaries is StanCorp Mortgage Investors, LLC, which originates and services mortgage loans for StanCorp's investment portfolio as well as generating fee income from the origination and servicing of mortgage loans sold to institutional investors.

  The consolidated financial statements include StanCorp Financial Group, Inc. and its subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

  Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates most susceptible to significant changes are those used in determining the liability for future policy benefits and claims, deferred policy acquisition costs, and the provision for Federal income taxes. Changes in such estimates may affect amounts reported in future periods. Actual results could differ from those estimates.

  Investments. Investment securities include fixed maturity and equity securities. Securities are categorized as held-to-maturity, stated at amortized cost; trading, stated at fair value with changes in fair value reflected as net realized investment gains and losses; or available-for-sale, stated at fair value with net unrealized gains and losses recorded as an increase or decrease to other comprehensive income or loss.

  Mortgage loans are stated at amortized cost less a valuation allowance for estimated uncollectible amounts.

  Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method, with property lives varying from 30 to 40 years. Accumulated depreciation totaled $27.0 million and $26.0 million at December 31, 1999 and 1998, respectively. Real estate acquired in satisfaction of debt is stated at the lower of cost or fair value less estimated costs to sell.

  Policy and collateral loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

  Investment income is presented net of investment expenses. Net investment income and realized investment gains (losses) related to separate accounts are included in the separate account assets and liabilities. For all investments except investment securities, realized investment gains and losses are recognized using the specific identification method. For investment securities, realized investment gains and losses are recognized on a first-in, first-out basis. For all investments, declines in fair values below amortized cost are recorded as realized investment losses if the declines are determined to be other than temporary.

  Cash equivalents. Cash equivalents include investments purchased with original maturities of three months or less.

  Deferred policy acquisition costs. Acquisition costs related to the production of new business have been deferred to accomplish matching against related future premiums and gross profits. Such costs include commissions, certain costs of policy issuance and underwriting and certain variable field office expenses. For group life and health and individual term life insurance products, the costs are amortized in proportion to expected future premiums. The amortization periods for these contracts generally range from five to ten years. For universal life-type policies, individual life insurance policies, individual deferred annuities and investment-type contracts, the costs are amortized over periods ranging from 20 to 30 years, in proportion to the present value of estimated gross profits. The discount rate applied to expected gross profits is revised for actual changes in rates. Deferred policy acquisition costs are charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover amounts deferred.

  The amounts deferred and amortized were as follows for the years ended December 31:

                                                        1999    1998    1997
                                                       ------  ------  ------
                                                           (In millions)
   Deferred policy acquisition costs.................. $ 15.9  $ 17.8  $ 18.9
   Less: amortization.................................  (14.6)  (13.6)  (12.2)
                                                       ------  ------  ------
     Net increase in deferred policy acquisition
      costs........................................... $  1.3  $  4.2  $  6.7
                                                       ======  ======  ======

  Property and equipment. The following table sets forth the major classifications of the Company's property and equipment and accumulated depreciation at December 31:

                                                                   1999   1998
                                                                  ------ ------
                                                                  (In millions)
   Home office properties........................................ $ 89.8 $ 87.8
   Office furniture and equipment................................   52.1   46.5
   Leasehold improvements........................................    3.4    2.3
                                                                  ------ ------
     Subtotal....................................................  145.3  136.6
   Less: accumulated depreciation................................   76.3   70.7
                                                                  ------ ------
   Property and equipment, net................................... $ 69.0 $ 65.9
                                                                  ====== ======

  Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives, which are generally 40 years for properties, and from three to seven years for equipment. Depreciation expense for 1999, 1998 and 1997 was $8.5 million, $7.8 million and $6.7 million, respectively. Non-affiliated tenants leased approximately 43% of the home office properties for the three years ended December 31, 1999. Income from the leases is included in net investment income.

  Separate accounts. Separate account assets and liabilities represent segregated funds for non-guaranteed account assets held for the exclusive benefit of contractholders. The activities of the account primarily relate to contractholder-directed 401(k) contracts. The Standard charges the separate accounts for asset management fees and administrative expenses associated with the contracts. Separate account assets and liabilities are carried at fair value.

  Future policy benefits and claims.

  The Standard establishes and carries as a liability actuarially determined reserves that are calculated to meet obligations for future policy benefits and claims. The reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves at certain assumed rates, are expected to be sufficient to meet The Standard's policy obligations at their maturities or in the event of an insured's death or disability. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement. The Standard's reserves are based on actuarially recognized methods for developing assumptions for estimating future policy benefits and claims experience, including an evaluation of interest rates, mortality, morbidity, persistency and expenses. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

  Other policyholder funds. Other policyholder funds are liabilities for universal life-type and investment-type contracts and are based on the policy account balances including accumulated interest.

  Dividends. Certain life insurance policies, including certain policies in the closed block (see additional discussion of the closed block in Note 2 below), contain dividend payment provisions that enable the policyholder to participate in the earnings of The Standard. Participating policies, including those in the closed block, accounted for 3.7%, 4.7% and 5.3% of life insurance in force at December 31, 1999, 1998 and 1997, respectively, and 15.3%, 18.8% and 20.6% of life insurance premiums for the years ended December 31, 1999, 1998 and 1997, respectively. Annual policyholder dividends totaled $24.6 million, $24.6 million and $22.2 million for the years ended December 31, 1999, 1998, and 1997, respectively. Annual policyholder dividends, are determined using dividend scales that are approved annually by The Standard's board of directors. If, over time, cash flows from the assets allocated to the closed block and claims and other experience relating to the closed block are, in the aggregate, more or less favorable than assumed in establishing the closed block, total dividends paid to the closed block policyholders in the future may be greater than or less than that which would have been paid to these policyholders if the dividend scales in effect when the closed block was established had been continued.

  Federal income taxes. The provision for Federal income taxes includes amounts currently payable and deferred that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates and laws. If it is determined more likely than not that a deferred tax asset will not be realized, a valuation allowance will be established.

  Recognition of premiums and policyholder benefits. Premiums from group life, group and individual disability, and traditional life insurance contracts are recognized as revenue when due. Benefits and expenses are matched with recognized premiums to result in recognition of profits over the life of the contracts. This match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by amortizing deferred policy acquisition costs.

  Universal life-type and investment-type contract premiums and other policy fee revenues consist of charges for the cost of insurance, policy administration and surrender charges assessed during the period. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets.

  Experience rated refunds are computed in accordance with the terms of the contracts with certain group policyholders and are accounted for as a reduction of premiums.

  Extraordinary item. Expenses incurred in conjunction with the Plan have been classified as an extraordinary item. These expenses are generally non-deductible for tax purposes. The pro forma basic and diluted expense for the extraordinary item was $0.13 per share for the year ended December 31, 1999.

  Other comprehensive income. Other comprehensive income consists of the current increase or decrease in net unrealized investment gains and losses on securities available-for-sale, net of the related tax effects. Unrealized gains and losses and the adjustment for realized gains and losses, both gross and net of tax, were as follows for the years ended December 31:

                                                        1999    1998   1997
                                                       -------  -----  -----
                                                          (In millions)
   Unrealized gains (losses) on securities available-
    for-sale, gross of tax............................ $(163.4) $61.7  $34.3
   Less: tax effects..................................   (57.2)  21.6   12.0
                                                       -------  -----  -----
   Unrealized gains (losses) on securities available-
    for-sale, net of tax.............................. $(106.2) $40.1  $22.3
                                                       =======  =====  =====
   Adjustment for realized gains, gross of tax........   $(8.6) $(3.5) $(2.6)
   Less: tax effects..................................    (3.0)  (1.2)  (0.9)
                                                       -------  -----  -----
   Adjustment for realized gains, net of tax..........   $(5.6) $(2.3) $(1.7)
                                                       =======  =====  =====

  Net income per share. Basic net income per share was calculated based on the weighted-average number of shares outstanding. Diluted net income per share reflects the potential effects of the restricted stock grant and the exercise of outstanding options. The weighted-average share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. Pro forma shares and net income per share are presented as if the IPO had occurred as of January 1, 1999. Diluted net income per share for the year ended December 31, 1999 was calculated as follows:

   Net income (in millions)......................................... $     79.9
                                                                     ==========
   Basic weighted-average shares outstanding (pro forma)............ 33,630,692
   Stock options....................................................     24,405
   Restricted stock.................................................     19,270
                                                                     ----------
   Diluted weighted-average shares outstanding (pro forma).......... 33,674,367
                                                                     ==========
   Diluted net income per share (pro forma)......................... $     2.37
                                                                     ==========

  Reclassification. Certain 1998 and 1997 amounts have been reclassified to conform to the current year's presentation.

  Accounting Pronouncements. Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and disclosure requirements for derivative instruments, including certain instruments embedded in other financial instruments, and for hedging activities. The Company does not have any derivative instruments that meet the scope of this statement. The statement also allows, on the date of initial application, an entity to transfer any held-to-maturity securities into the available-for-sale or trading categories. During 1998, the Company transferred all held-to-maturity securities with a book value and fair value of $315.1 million and $335.4 million, respectively, to its available-for-sale portfolio. The transfer was recorded as an increase to other comprehensive income of $13.2 million (net of Federal income tax of $7.1 million).

  In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes accounting requirements for the capitalization of software costs incurred for the use of the organization. The Company adopted this pronouncement beginning January 1, 1999. The amortization period for these costs is approximately three to five years.

2. CLOSED BLOCK

  On the completion of its reorganization, The Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. The Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies. Such support includes payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998 (the period used to determine the closed block funding) if the experience underlying such dividend scales including the portfolio interest rate, continues.

  The contribution to income before Federal income taxes and extraordinary item from the closed block is reported as a single line item in the consolidated statements of income and comprehensive income. Accordingly, all components of revenues, benefits and expenses for the closed block are shown as a net amount under the caption "Contribution from closed block". Federal income tax expense applicable to the closed block is reflected as a component of total tax expense. Reporting of the contribution from the closed block as a single line item results in material reductions in the respective line items in the consolidated statements of income and comprehensive income while having no effect on net income. All assets allocated to the closed block are combined and shown as a separate line item in the consolidated balance sheets under the caption "Closed block assets". All liabilities attributable to the closed block are treated similarly and disclosed as a separate line item under the caption "Closed block liabilities". Such presentation does not affect the Company's reported net income.

  Summarized financial information of the closed block at December 31, 1999 was as follows (in millions):

                                 ASSETS
                                 ------
Investments:
  Investment securities................................................. $220.3
  Mortgage loans........................................................  147.1
  Policy loans..........................................................   90.3
  Collateral loans......................................................   68.1
                                                                         ------
    Total investments...................................................  525.8
  Cash and cash equivalents.............................................    1.8
  Deferred policy acquisition costs.....................................   66.0
  Premiums and other receivables........................................    3.3
  Accrued investment income.............................................    2.9
                                                                         ------
    Closed block assets................................................. $599.8
                                                                         ======
                              LIABILITIES
                              -----------
Future policy benefits and claims....................................... $585.0
Other policyholder funds................................................   33.1
Deferred tax liabilities................................................   17.8
Other liabilities.......................................................    3.6
                                                                         ------
    Closed block liabilities............................................ $639.5
                                                                         ======

  Summarized financial results for the closed block for the period from April 21, 1999 through December 31, 1999 were as follows (in millions):

Revenues:
  Premiums............................................................... $44.8
  Net investment income..................................................  30.9
  Net realized investment losses.........................................  (0.1)
                                                                          -----
    Total revenues.......................................................  75.6
                                                                          -----
Benefits and expenses:
  Policyholder benefits..................................................  59.7
  Interest paid on policyholder funds....................................   0.8
  Operating expenses.....................................................   2.6
  Commissions............................................................   1.5
  Net decrease in deferred policy acquisition costs......................   1.1
                                                                          -----
    Total benefits and expenses..........................................  65.7
                                                                          -----
    Contribution from closed block....................................... $ 9.9
                                                                          =====

  The excess of closed block liabilities over closed block assets at December 31, 1999 represented the estimated future contribution from the closed block, which will be recognized in the Company's consolidated statements of income and comprehensive income over the period the underlying policies and contracts remain in force.

  If, over the period the closed block remains in existence, the actual cumulative contribution is greater than expected, only such expected contribution will be recognized in the Company's consolidated statements of income and comprehensive income. The excess will be paid to closed block policyholders as additional policyholder dividends. Alternatively, if the actual cumulative contribution is less than expected, only such actual contribution will be recognized in the Company's consolidated statements of income and comprehensive income. If such circumstances arise, future policyholder dividends will be changed to increase actual contributions until the actual cumulative contributions equal expected cumulative contributions.

3. SEGMENTS

  Three reportable segments comprise a substantial majority of the Company's operations: Group Insurance, Retirement Plans and Individual Insurance. The Group Insurance segment markets long term and short term disability insurance, life, accidental death and dismemberment, and dental insurance. The Retirement Plans segment sells full-service 401(k) and other pension plan products and services to employers. The Individual Insurance segment sells life insurance, disability insurance and annuities to individuals. Performance assessment and resource allocation are done at this level.

  Amounts reported as "Other" include net investment income not associated with product segments, other financial service businesses, and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp's mortgage lending and real estate management subsidiaries.

  The following table sets forth selected segment information for the years ended December 31:

                                 Group    Retirement Individual
                               Insurance    Plans    Insurance  Other    Total
                               ---------  ---------- ---------- ------  --------
                                           (In millions)
Year ended December 31, 1999:
Revenues:
  Premiums...................  $  855.6    $   16.6   $   42.2  $   --  $  914.4
  Net investment income......     151.8        50.6       90.6    13.7     306.7
  Net realized investment
   gains (losses)............      (3.3)       (0.7)       0.6     3.9       0.5
  Contribution from closed
   block.....................        --          --        9.9      --       9.9
  Other......................       2.9          --         --     0.1       3.0
                               --------    --------   --------  ------  --------
   Total.....................   1,007.0        66.5      143.3    17.7   1,234.5
                               --------    --------   --------  ------  --------
Benefits and expenses:
  Policyholder benefits......     699.9         9.5       46.6      --     756.0
  Interest paid on
   policyholder funds........       6.7        33.5       47.8      --      88.0
  Operating expenses.........     147.0        23.9       24.5     3.3     198.7
  Commissions................      56.8         2.3       10.6      --      69.7
  Net (increase) decrease in
   deferred policy
   acquisition costs.........      (3.0)         --        1.7      --      (1.3)
                               --------    --------   --------  ------  --------
   Total.....................     907.4        69.2      131.2     3.3   1,111.1
                               --------    --------   --------  ------  --------
Income (loss) before Federal
 income taxes and
 extraordinary item..........  $   99.6    $   (2.7)  $   12.1  $ 14.4  $  123.4
                               ========    ========   ========  ======  ========
Total assets.................  $2,228.3    $1,641.3   $1,772.7  $214.8  $5,857.1
                               ========    ========   ========  ======  ========
Year ended December 31, 1998:
Revenues:
  Premiums...................  $  784.5    $   14.0   $   94.3  $   --  $  892.8
  Net investment income......     143.7        54.0      124.0     1.4     323.1
  Net realized investment
   gains.....................       2.5         1.1        1.8     6.2      11.6
  Other......................       2.4          --        1.0      --       3.4
                               --------    --------   --------  ------  --------
   Total.....................     933.1        69.1      221.1     7.6   1,230.9
                               --------    --------   --------  ------  --------
Benefits and expenses:
  Policyholder benefits......     660.3        10.5      113.0      --     783.8
  Interest paid on
   policyholder funds........       6.2        36.1       49.2      --      91.5
  Operating expenses.........     134.4        20.4       28.6     2.2     185.6
  Commissions................      50.0         1.7       13.9      --      65.6
  Net increase in deferred
   policy acquisition costs..      (1.4)         --       (2.8)     --      (4.2)
                               --------    --------   --------  ------  --------
   Total.....................     849.5        68.7      201.9     2.2   1,122.3
                               --------    --------   --------  ------  --------
Income before Federal income
 taxes and extraordinary
 item........................  $   83.6    $    0.4   $   19.2  $  5.4  $  108.6
                               ========    ========   ========  ======  ========
Total assets.................  $2,012.3    $1,318.0   $1,573.1  $375.5  $5,278.9
                               ========    ========   ========  ======  ========
Year ended December 31, 1997:
Revenues:
  Premiums...................  $  717.1    $   11.2   $   99.2  $   --  $  827.5
  Net investment income
   (expense).................     131.4        54.3      119.9    (2.4)    303.2
  Net realized investment
   gains.....................       1.0         0.8        1.7     8.3      11.8
  Other......................       2.4        (0.3)       0.4     0.1       2.6
                               --------    --------   --------  ------  --------
   Total.....................     851.9        66.0      221.2     6.0   1,145.1
                               --------    --------   --------  ------  --------
Benefits and expenses:
  Policyholder benefits......     619.5         8.7      107.8      --     736.0
  Interest paid on
   policyholder funds........       6.0        38.3       50.9      --      95.2
  Operating expenses.........     116.7        16.5       27.6     0.5     161.3
  Commissions................      47.2         1.4       15.4      --      64.0
  Net increase in deferred
   policy acquisition costs..      (2.0)         --       (4.7)     --      (6.7)
                               --------    --------   --------  ------  --------
   Total.....................     787.4        64.9      197.0     0.5   1,049.8
                               --------    --------   --------  ------  --------
Income before Federal income
 taxes and extraordinary
 item........................  $   64.5    $    1.1   $   24.2  $  5.5  $   95.3
                               ========    ========   ========  ======  ========
Total assets.................  $1,784.3    $1,140.5   $1,524.7  $276.8  $4,726.3
                               ========    ========   ========  ======  ========

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

4. INVESTMENT SECURITIES

  Investment securities at fair value were composed of the following at December 31:

                                                                1999     1998
                                                              -------- --------
                                                                (In millions)
Fixed maturity securities:
  Available-for-sale......................................... $2,015.5 $2,188.5
  Trading securities.........................................     49.2     25.4
Equity securities............................................       --      0.3
                                                              -------- --------
    Total investment securities.............................. $2,064.7 $2,214.2
                                                              ======== ========

  Amortized cost and fair value of investment securities, excluding trading securities, were as follows at December 31:

                                                             1999
                                               ---------------------------------
                                                          Unrealized
                                               Amortized ------------ Estimated
                                                 Cost    Gains Losses Fair Value
                                               --------- ----- ------ ----------
                                                         (In millions)
Available-for-sale:
  U.S. Government bonds....................... $  465.2  $ 5.2 $ 5.3   $  465.1
  States and political subdivision bonds......     31.6    0.3   0.2       31.7
  Corporate bonds.............................  1,496.8    6.0  58.0    1,444.8
  Foreign bonds...............................     68.7    0.4   1.8       67.3
  Redeemable preferred stock..................      6.6    0.3   0.3        6.6
                                               --------  ----- -----   --------
    Total fixed maturity securities........... $2,068.9  $12.2 $65.6   $2,015.5
                                               ========  ===== =====   ========

                                                             1998
                                              ----------------------------------
                                                         Unrealized
                                              Amortized ------------- Estimated
                                                Cost    Gains  Losses Fair Value
                                              --------- ------ ------ ----------
                                                        (In millions)
Available-for-sale:
  U.S. Government bonds...................... $  565.1  $ 33.7  $0.1   $  598.7
  States and political subdivision bonds.....     34.6     2.2    --       36.8
  Corporate bonds............................  1,398.6    79.3   1.2    1,476.7
  Foreign bonds..............................     64.7     3.7    --       68.4
  Redeemable preferred stock.................      7.8     0.6   0.5        7.9
                                              --------  ------  ----   --------
    Total fixed maturity securities.......... $2,070.8  $119.5  $1.8   $2,188.5
                                              ========  ======  ====   ========
Equity securities............................ $    0.3  $   --  $ --   $    0.3
                                              ========  ======  ====   ========

  The contractual maturities of fixed maturity securities, excluding trading securities, were as follows at
December 31:

                                              1999                 1998
                                      -------------------- --------------------
                                      Amortized Estimated  Amortized Estimated
                                        Cost    Fair Value   Cost    Fair Value
                                      --------- ---------- --------- ----------
                                                    (In millions)
   Available-for-sale:
     Due in 1 year or less........... $  105.1   $  105.9  $   77.8   $   79.1
     Due 1 through 5 years...........    849.3      846.9     887.4      931.3
     Due 5 through 10 years..........    854.4      813.3     817.8      866.2
     Due after 10 years..............    260.1      249.4     287.8      311.9
                                      --------   --------  --------   --------
       Total available-for-sale...... $2,068.9   $2,015.5  $2,070.8   $2,188.5
                                      ========   ========  ========   ========

  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

  Investment income summarized by type of investment was as follows for the years ended December 31:

                                                          1999    1998    1997
                                                         ------  ------  ------
                                                            (In millions)
   Fixed maturity securities:
     Available-for-sale................................. $144.0  $135.9  $112.0
     Held-to-maturity...................................     --    11.0    25.3
   Mortgage loans.......................................  155.2   159.6   146.1
   Real estate..........................................   16.6    15.2    16.5
   Policy loans.........................................    2.6     7.4     7.3
   Collateral loans.....................................    1.8     7.4     7.5
   Other................................................    2.9     1.5     4.0
                                                         ------  ------  ------
       Gross investment income..........................  323.1   338.0   318.7
   Investment expenses..................................  (16.4)  (14.9)  (15.5)
                                                         ------  ------  ------
       Net investment income............................ $306.7  $323.1  $303.2
                                                         ======  ======  ======

  Realized investment gains (losses) were as follows for the years ended December 31:

                                                             1999   1998  1997
                                                             -----  ----- -----
                                                               (In millions)
   Fixed maturity securities:
     Available-for-sale..................................... $(4.2) $ 1.4 $ 1.0
     Trading securities.....................................   1.4    2.1    --
   Equity securities........................................    --     --   1.6
   Mortgage loans...........................................   0.1    2.1   2.9
   Real estate..............................................   3.2    6.0   6.3
                                                             -----  ----- -----
       Net realized investment gains........................ $ 0.5  $11.6 $11.8
                                                             =====  ===== =====

  Securities deposited for the benefit of policyholders in various states, in accordance with various state regulations, amounted to $3.4 million and $3.0 million at December 31, 1999 and 1998, respectively.

5. MORTGAGE LOANS

  The Company held mortgage loans, primarily commercial, that were concentrated in the following states at December 31:

                                                     1999             1998
                                               ---------------- ----------------
                                                Amount  Percent  Amount  Percent
                                               -------- ------- -------- -------
                                                     (Dollars in millions)
   California................................. $  738.6   41.5% $  747.8   43.8%
   Oregon.....................................    152.4    8.6     147.8    8.6
   Texas......................................    135.8    7.6     147.0    8.6
   Washington.................................     84.6    4.8      91.5    5.4
   Other......................................    667.7   37.5     574.0   33.6
                                               --------  -----  --------  -----
     Total mortgage loans..................... $1,779.1  100.0% $1,708.1  100.0%
                                               ========  =====  ========  =====

  Although the Company underwrites commercial mortgages throughout the United States, mortgage loans in California represent a concentration of credit risk. The Company requires mortgage collateral and underwrites loans on either a partial or full recourse basis. Mortgage loans foreclosed and transferred to real estate totaled $2.2 million, $0.8 million and $1.3 million for 1999, 1998 and 1997, respectively. The following table sets forth mortgage loan valuation and allowance provisions for the years ended December 31:

                                                               1999   1998 1997
                                                               -----  ---- ----
                                                                (In millions)
   Balance at beginning of the year........................... $ 4.3  $4.0 $3.8
   Provision..................................................   0.5   0.3  0.2
   Net amount written off.....................................  (0.7)   --   --
                                                               -----  ---- ----
   Balance at end of the year................................. $ 4.1  $4.3 $4.0
                                                               =====  ==== ====

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Carrying amounts and estimated fair values for financial instruments were as follows at December 31:

                                                1999               1998
                                         ------------------ ------------------
                                                  Estimated          Estimated
                                         Carrying   Fair    Carrying   Fair
                                          Amount    Value    Amount    Value
                                         -------- --------- -------- ---------
                                                     (In millions)
   Assets:
     Investment securities.............. $2,064.7 $2,064.7  $2,214.2 $2,214.2
     Mortgage loans.....................  1,779.1  1,748.1   1,708.1  1,887.1
     Policy loans.......................     20.5     20.5     111.0    111.0
     Collateral loans...................      --       --       71.2     68.0
   Liabilities:
     Other policyholder funds,
      investment type contracts......... $1,275.2 $1,265.0  $1,215.2 $1,209.5

  Assets. The fair value of investment securities was based on quoted market prices, where available, or on values obtained from independent pricing services. The fair value of mortgage loans was estimated by discounting expected cash flows at theoretical treasury spot rates in effect at December
31. The cash flows were discounted using an average of possible discount rates to provide for the potential effects of interest rate volatility, and were adjusted to reflect anticipated prepayment and foreclosure. The carrying value of policy loans approximates fair value. While potentially financial instruments, policy loans are an integral component of the insurance contract and have no maturity date. The fair value of collateral loans was estimated using discounted cash flows, at the then-prevailing interest rates offered for similar loans with similar credit ratings.

  Liabilities. The fair value of other policyholder funds that are investment-type contracts was estimated using discounted cash flows at the then-prevailing interest rates offered for similar contracts or as the amount payable on demand less surrender charges at the balance sheet date.

7. FUTURE POLICY BENEFITS AND CLAIMS AND OTHER POLICYHOLDER FUNDS

  Future policy benefits and claims. Future policy benefits and claims, include accident and health insurance products offered by The Standard such as group long term and short term disability, individual disability, group dental, and group accidental death and dismemberment. The liability for unpaid accident and health claims is included in future policy benefits and claims in the consolidated balance sheets. The liability for claim adjustment expenses is included in other liabilities in the consolidated balance sheets. The change in the liability for unpaid claims and related claim adjustment expenses was as follows for the years ended December 31:

                                                       1999      1998     1997
                                                     --------  --------  ------
                                                          (In millions)
   Balance, beginning of year....................... $1,100.2  $  975.6  $840.5
   Less: reinsurance recoverable....................     (1.9)     (2.2)   (1.7)
                                                     --------  --------  ------
       Net balance, beginning of year...............  1,098.3     973.4   838.8
                                                     --------  --------  ------
   Incurred related to:
     Current year...................................    516.7     450.4   399.7
     Prior years....................................     13.9      46.7    61.4
                                                     --------  --------  ------
       Total incurred...............................    530.6     497.1   461.1
                                                     --------  --------  ------
   Paid related to:
     Current year...................................   (152.9)   (146.7) (126.9)
     Prior years....................................   (245.0)   (225.5) (199.6)
                                                     --------  --------  ------
       Total paid...................................   (397.9)   (372.2) (326.5)
                                                     --------  --------  ------
   Net balance, end of year.........................  1,231.0   1,098.3   973.4
     Plus: reinsurance recoverable..................      1.6       1.9     2.2
                                                     --------  --------  ------
       Balance, end of year......................... $1,232.6  $1,100.2  $975.6
                                                     ========  ========  ======

  The 1999 change in incurred claims and expenses related to prior years was primarily the result of interest on long term disability reserves and favorable claim termination rates. Interest rate assumptions ranged from 5.50% to 9.50% for all years presented. Variations between years also were caused by differences in actual from expected incurred but not reported claims and by differences in actual from expected claim terminations.

  Other policyholder funds. Other policyholder funds at December 31, 1999 and 1998 included $585.4 million and $582.6 million, respectively, of employer-sponsored defined contribution and benefit plans deposits and $546.6 million and $517.7 million, respectively, of individual deferred annuity deposits.

8. FEDERAL INCOME TAXES

  The provision (benefit) for income taxes was as follows for the years ended December 31:

                                                            1999   1998   1997
                                                            -----  -----  -----
                                                              (In millions)
   Current................................................. $(2.0) $(1.3) $29.3
   Deferred................................................  41.0   34.3    2.1
                                                            -----  -----  -----
     Total Federal income taxes............................ $39.0  $33.0  $31.4
                                                            =====  =====  =====

  The provision for Federal income taxes differs from income taxes calculated by applying the corporate Federal rate as follows for the years ended December 31:

                                                            1999   1998   1997
                                                            -----  -----  -----
                                                              (In millions)
   Tax at corporate Federal rate of 35%.................... $43.2  $38.0  $33.3
   Tax exempt interest.....................................  (1.1)  (1.0)  (1.0)
   Dividend received deduction.............................  (0.8)  (0.5)  (0.6)
   Amounts provided for uncertainties and adjustments......  (2.6)  (1.8)  (0.6)
   Other...................................................   0.3   (1.7)   0.3
                                                            -----  -----  -----
     Total Federal income taxes............................ $39.0  $33.0  $31.4
                                                            =====  =====  =====

  The amounts provided for uncertainties and adjustments primarily reflect uncertainties related to the use of estimates and the subsequent resolution of those uncertainties. Resolution occurs when amounts provided on an estimated basis are known or when the tax year closes.

  The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability were as follows at December 31:

                                                                  1999   1998
                                                                 ------ -------
                                                                 (In millions)
   Liabilities not currently deductible for tax................. $ 18.9 $  30.1
   Other........................................................    4.8     3.1
                                                                 ------ -------
     Total deferred tax assets..................................   23.7    33.2
                                                                 ------ -------
   Future policy benefits and claims............................    9.4    14.4
   Deferred policy acquisition costs............................    3.8    25.9
   Net unrealized investment gains..............................   64.9    82.1
   Due and uncollected premiums.................................    9.5     7.9
   Other........................................................    2.6     8.9
                                                                 ------ -------
     Total deferred tax liabilities.............................   90.2   139.2
                                                                 ------ -------
     Net deferred tax liability................................. $ 66.5 $ 106.0
                                                                 ====== =======

  Federal income tax receivable was $3.0 million and $8.4 million at December 31, 1999 and 1998, respectively.

9. RETIREMENT BENEFITS

  The Standard has two non-contributory defined benefit pension plans and a postretirement benefit plan. The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31 and the funded status at December 31:

                                                 Pension      Postretirement
                                                 Benefits        Benefits
                                               -------------  ----------------
                                                1999   1998    1999     1998
                                               ------  -----  -------  -------
                                                      (In millions)
Change in benefit obligation:
  Benefit obligation at beginning of year of
   year....................................... $ 97.1  $82.0  $  12.2  $  11.1
  Service cost................................    5.4    5.7      0.5      0.6
  Interest cost...............................    6.3    6.0      0.7      0.8
  Actuarial (gain) loss.......................  (13.3)   5.9     (1.6)      --
  Benefits paid...............................   (2.8)  (2.5)    (0.4)    (0.3)
                                               ------  -----  -------  -------
  Benefit obligation at end of year...........   92.7   97.1     11.4     12.2
                                               ------  -----  -------  -------
Change in plan assets:
  Fair value of plan assets at beginning of
   year.......................................   89.1   78.2      8.7      7.4
  Actual return on plan assets................    6.9    5.8     (0.9)     0.7
  Employer contributions......................    8.8    7.6      0.8      0.9
  Benefits paid...............................   (2.8)  (2.5)    (0.4)    (0.3)
                                               ------  -----  -------  -------
  Fair value of plan assets at end of year....  102.0   89.1      8.2      8.7
                                               ------  -----  -------  -------
Funded status.................................    9.3   (8.0)    (3.2)    (3.5)
Unrecognized net transition asset.............   (1.4)  (1.6)      --       --
Unrecognized net actuarial (gain) loss........   (4.9)   8.7     (5.8)    (6.0)
Unrecognized prior service cost...............    0.1    0.1       --       --
                                               ------  -----  -------  -------
  Prepaid (accrued) benefit cost.............. $  3.1  $(0.8) $  (9.0) $  (9.5)
                                               ======  =====  =======  =======

  At December 31, 1998, both pension plans were underfunded. The benefit obligation at December 31, 1998 consisted of $82.6 million and $14.5 million for the two plans. The fair value of plan assets at December 31, 1998 consisted of $75.7 million and $13.4 million, respectively, for the two plans. Net periodic benefit cost and assumptions used in the measurement of the benefit obligations were as follows for the years ended December 31:

                                                           Postretirement
                                     Pension Benefits         Benefits
                                     -------------------  -------------------
                                     1999   1998   1997   1999   1998   1997
                                     -----  -----  -----  -----  -----  -----
                                                (In millions)
   Service cost..................... $ 5.4  $ 5.7  $ 4.7  $ 0.5  $ 0.6  $ 0.6
   Interest cost....................   6.3    6.0    5.5    0.7    0.8    0.7
   Expected return on plan assets...  (6.2)  (5.7)  (5.4)  (0.4)  (0.4)  (0.3)
   Amortization of unrecognized net
    transition asset................  (0.2)  (0.2)  (0.2)   --     --     --
   Recognized net actuarial (gain)
    loss............................  (0.4)   0.8    0.3   (0.4)  (0.3)  (0.4)
                                     -----  -----  -----  -----  -----  -----
     Net periodic benefit cost...... $ 4.9  $ 6.6  $ 4.9  $ 0.4  $ 0.7  $ 0.6
                                     =====  =====  =====  =====  =====  =====
   Discount rate....................  7.25%  6.50%  7.00%  7.25%  6.50%  7.00%
   Expected return on plan assets...  6.75   7.00   7.50   5.00   5.00   5.00
   Rate of compensation increase....  5.96   4.75   5.25    --     --     --

  The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.71% in the first year, 6.21% in the second and third years, and ratably declined to 3.50% over the next nine years. A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

                                                               1% Point 1% Point
                                                               Increase Decrease
                                                               -------- --------
                                                                 (In millions)
   Service and interest costs.................................   $0.2    $(0.2)
   Postretirement benefit obligation..........................    1.5     (1.2)

  The pension plans' assets are invested in The Standard's general account invested assets. The postretirement benefit plan's assets are invested primarily in long-term municipal bonds. The Standard sponsors deferred compensation plans covering substantially all full-time employees under which a portion of the employee contribution is matched.

  The Standard sponsors deferred compensation plans covering substantially all of its full-time employees under which The Standard matches a portion of the employee contribution. Contributions by The Standard to the plans for 1999, 1998 and 1997 were $2.0 million, $1.8 million and $1.8 million, respectively.

  The Standard has a non-qualified supplemental retirement plan for eligible executive officers. The plan is currently unfunded. The accrued benefit cost was $5.0 million and $3.7 million, respectively, at December 31, 1999 and 1998. Expenses related to the plan were $1.5 million, $0.6 million and $0.4 million in 1999, 1998 and 1997, respectively.

10. STOCK-BASED COMPENSATION

  The 1999 Omnibus Stock Incentive Plan (the "Stock Plan") authorizes the board of directors of StanCorp to grant eligible employees certain incentive or non-statutory stock options, bonuses and performance stock options, restricted and foreign stock awards, and stock appreciation and cash bonus rights related to StanCorp's common stock. All options are granted at an option price of not less than the market value at the date of grant and may be exercised for a period not exceeding ten years from the date of the grant. The maximum number of shares of common stock that may be issued under the Stock Plan is 1.7 million.

  Through December 31, 1999, 742,015 options to purchase common stock had been granted at prices ranging from $22.125 to $25.188 per share. These options were granted to members of StanCorp's board of directors, employee groups consisting of non-officer employees, and officers. Members of StanCorp's board of directors received grants totaling 21,000 options. Non-officer employees received grants ranging from 100 to 250 options depending upon the employee's compensation, totaling 310,515 options. Officers received grants on an individual basis totaling 410,500 options. These grants are subject to a three-year annual-step-vesting schedule from the date of the grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. If compensation costs for awards under stock-based compensation plans had been determined based on the fair value at the grant dates using the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," net income and net income per share would have been reduced to the following pro forma amounts for 1999:

                                                                    As     Pro
                                                                 Reported Forma
                                                                 -------- -----
     Net income (in millions)...................................  $79.9   $78.2
     Net income per common share:
       Basic....................................................   2.37    2.33
       Diluted..................................................   2.37    2.32

For purposes of determining the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 1.0%, risk-free interest rate of 6.6%, expected volatility of 36.0%, and expected option lives of seven years. The weighted-average grant-date fair value of options granted during the year ended December 31, 1999 was $10.43 per option.

  The following table sets forth stock-based compensation plan activity for the year ended December 31, 1999 (per share amounts are weighted-average):

     Outstanding at January 1, 1999....................................      --
     Granted at $22.80 per share....................................... 742,015
     Forfeited at $23.75 per share.....................................  (8,394)
                                                                        -------
     Outstanding at December 31, 1999.................................. 733,621
                                                                        =======

  Options outstanding at December 31, 1999 were as follows:

                                 Options Outstanding
     --------------------------------------------------------------------------------------
                                                      Weighted-                   Weighted-
                          Number                       Average                     Average
     Exercise           Outstanding                   Remaining                   Exercise
      Price            at 12/31/1999               Contractual Life                 Price
     --------          -------------               ----------------               ---------
     $25.188                1,500                    10.00 years                   $25.19
      23.750              296,321                     9.29 years                    23.75
      22.125              435,800                     9.80 years                    22.13
                          -------                    -----------                   ------
                          733,621                     9.59 years                   $22.79
                          =======                    ===========                   ======

  At December 31, 1999, there were no exercisable options.

  Also in 1999, 67,704 shares of restricted stock were granted to key management employees. The shares vest during 2001 dependent on the recipients' continued employment with StanCorp or The Standard.

  The Employee Share Purchase Plan allows eligible employees to purchase common stock at 85.0% of the lesser of the fair market value of the stock on either the purchase date or the effective date of the offering period. Each eligible employee may purchase an amount of up to 10.0% of the employee's annual cash compensation for a maximum fair market value of $25,000.

11. REINSURANCE

  The Standard routinely assumes and cedes reinsurance with other companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the reinsurer is unable to meet its obligations, the originating issuer of the insurance contract retains the liability. The following table sets forth reinsurance information for the years ended December 31:

                                                                      Percentage
                                      Ceded to   Assumed              of Amount
                             Gross      Other   From Other            Assumed to
                             Amount   Companies Companies  Net Amount    Net
                           ---------- --------- ---------- ---------- ----------
                                           (Dollars in millions)
Year ended December 31,
 1999:
Life insurance in force..  $101,796.2 $  692.9    $123.9   $101,227.2    0.1%
                           ========== ========    ======   ==========    ===
Premiums
  Life insurance and
   annuities.............  $    345.6 $    2.1    $  0.4   $    343.9    0.1%
  Accident and health
   insurance.............       540.2      8.4      38.7        570.5    6.8
                           ---------- --------    ------   ----------    ---
    Total premiums.......  $    885.8 $   10.5    $ 39.1   $    914.4    4.3%
                           ========== ========    ======   ==========    ===
Year ended December 31,
 1998:
Life insurance in force..  $ 88,854.3 $2,411.6    $137.0   $ 86,579.7    0.2%
                           ========== ========    ======   ==========    ===
Premiums
  Life insurance and
   annuities.............  $    369.7 $   10.4    $  0.4   $    359.7    0.1%
  Accident and health
   insurance.............       503.7      6.6      36.0        533.1    6.8
                           ---------- --------    ------   ----------    ---
    Total premiums.......  $    873.4 $   17.0    $ 36.4   $    892.8    4.1%
                           ========== ========    ======   ==========    ===
Year ended December 31,
 1997:
Life insurance in force..  $ 82,354.6 $2,290.9    $176.6   $ 80,240.3    0.2%
                           ========== ========    ======   ==========    ===
Premiums
  Life insurance and
   annuities.............  $    355.2 $   11.6    $  0.6   $    344.2    0.2%
  Accident and health
   insurance.............       462.3     11.8      32.8        483.3    6.8
                           ---------- --------    ------   ----------    ---
    Total premiums.......  $    817.5 $   23.4    $ 33.4   $    827.5    4.0%
                           ========== ========    ======   ==========    ===

  Recoveries recognized under reinsurance agreements were $8.7 million, $13.5 million and $6.4 million for 1999, 1998 and 1997, respectively. Amounts recoverable from reinsurers were $4.2 million and $4.1 million at December 31, 1999 and 1998, respectively.

12. INSURANCE INFORMATION:

  The following table sets forth insurance information for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                      Future                              Benefits, Amortization
                          Deferred    Policy   Other                       Claims,  of Deferred
                           Policy    Benefits Policy-             Net        and       Policy      Other
                         Acquisition   and     holder  Premium Investment Interest  Acquisition  Operating
Segment                     Costs     Claims   Funds   Revenue   Income    Expense     Costs     Expenses
-------                  ----------- -------- -------- ------- ---------- --------- ------------ ---------
1999:
Group Insurance.........   $ 18.8    $1,473.8 $   84.1 $855.6    $151.8    $706.6      $ 7.7      $193.1
Retirement Plans........      --         69.9    585.4   16.6      50.6      43.0        --         26.2
Individual Insurance....     35.4        99.7    869.1   42.2      90.6      94.4        6.9        29.9
                           ------    -------- -------- ------    ------    ------      -----      ------
  Total.................   $ 54.2    $1,643.4 $1,538.6 $914.4    $293.0    $844.0      $14.6      $249.2
                           ======    ======== ======== ======    ======    ======      =====      ======
1998:
Group Insurance.........   $ 15.8    $1,329.1 $   69.3 $784.5    $143.7    $666.5      $ 6.7      $176.3
Retirement Plans........      --         68.6    582.6   14.0      54.0      46.6        --         22.1
Individual Insurance....     99.1       667.5    827.3   94.3     124.0     162.2        6.9        32.8
                           ------    -------- -------- ------    ------    ------      -----      ------
  Total.................   $114.9    $2,065.2 $1,479.2 $892.8    $321.7    $875.3      $13.6      $231.2
                           ======    ======== ======== ======    ======    ======      =====      ======
1997:
Group Insurance.........   $ 14.3    $1,180.8 $   70.6 $717.1    $131.4    $625.5      $ 5.8      $156.1
Retirement Plans........      --         66.2    571.6   11.2      54.3      47.0        --         17.9
Individual Insurance....     92.6       631.3    800.4   99.2     119.9     158.7        6.4        31.9
                           ------    -------- -------- ------    ------    ------      -----      ------
  Total.................   $106.9    $1,878.3 $1,442.6 $827.5    $305.6    $831.2      $12.2      $205.9
                           ======    ======== ======== ======    ======    ======      =====      ======

  Other operating expenses include operating expenses, commissions and the increase in deferred policy acquisition costs.

13. REGULATORY MATTERS

  The Standard prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Department. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as accounting practices set forth in publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices not so prescribed; such accounting practices differ from state to state, may differ from company to company within a state, and may change in the future.

  The NAIC has issued a codification of statutory accounting practices, which is expected to become effective January 1, 2001. The result is expected to constitute the only source of prescribed statutory accounting practices and will change the definition of what comprises current statutory accounting practices. Management does not expect the adoption will have a material impact on The Standard's statutory financial statements.

  Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ from GAAP are: a) bonds and mortgage loans are reported principally at amortized cost and preferred stocks principally at cost; b) asset valuation and interest maintenance reserves are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally furniture, equipment, and unsecured receivables, are not recognized; d) premiums are recognized as income when due over the premium paying period of the policy, annuity and fund considerations are recognized as income when received; e) reserves for life and disability policies and contracts are based on statutory requirements; f) commissions, policy acquisition expenses, and the expenses of originating or acquiring investments are charged to current operations; g) software and software development costs are expensed as incurred; and (h) Federal income tax expense is based on current taxable income without recognition of deferred taxes resulting from temporary differences in bases of accounting.

  The Standard received written approval from the Department to include collateral loan balances fully secured by policy cash values as admitted assets, which differs from prescribed statutory accounting practices. Prescribed accounting practices generally require amounts in excess of 80% of the market value of the pledged collateral to be designated as non-admitted. As of December 31, 1999 and 1998, this permitted practice increased statutory surplus by $13.6 million and $14.3 million, respectively, over the amount that would have been permitted under prescribed accounting practices.

  The Standard is subject to statutory restrictions that limit the maximum amount of dividends that it could declare and pay to StanCorp without prior approval of the Department. The amount available for payment of dividends without approval of the Department is $115.7 million in the year 2000.

  State insurance departments require insurance enterprises to adhere to minimum Risk-Based Capital ("RBC") requirements promulgated by the NAIC. At December 31, 1999 and 1998 The Standard's RBC level was significantly in excess of that which would require corrective action by The Standard or regulatory agencies. The amount of statutory capital and surplus necessary to satisfy the regulatory requirements was $200.1 million and $183.2 million at December 31, 1999 and 1998, respectively.

  The following table reconciles The Standard's statutory policyholder surplus as reported to state insurance regulatory authorities with the Company's GAAP equity at December 31:

                                                                1999    1998
                                                               ------  ------
                                                               (In millions)
   Statutory policyholder surplus............................. $506.7  $392.9
   Adjustments to reconcile to GAAP equity:
     Future policy benefits and policyholders' account
      balances................................................  199.9   224.6
     Deferred policy acquisition costs........................   54.2   114.9
     Deferred tax liabilities.................................  (66.5) (106.0)
     Federal income taxes accrued.............................   38.1    15.8
     Reinsurance receivable...................................   25.6    26.3
     Premium receivable.......................................  (22.2)  (26.2)
     Asset valuation reserve..................................   41.1    39.9
     Interest maintenance reserve.............................    8.5    10.0
     Valuation of investments.................................  (51.8)  114.2
     Equity of StanCorp and its non-insurance subsidiaries....   37.1     --
     Non-admitted assets......................................   22.8    21.5
     Other, net...............................................    8.8    11.4
   Closed block:
     Future policy benefits and policyholders' account
      balances................................................    5.4     --
     Deferred policy acquisition costs........................   66.0     --
     Deferred tax liabilities.................................  (17.8)    --
     Federal income tax accrued...............................    0.3     --
     Premium receivable.......................................  (10.2)    --
     Valuation of investments.................................   (6.1)    --
                                                               ------  ------
   Equity, GAAP basis......................................... $839.9  $839.3
                                                               ======  ======

  The following table reconciles statutory gain from operations as reported to insurance regulatory authorities with GAAP net income for the years ended December 31:

                                                         1999    1998   1997
                                                        ------  ------  -----
                                                           (In millions)
   Statutory gain from operations...................... $116.8  $ 95.7  $40.9
   Adjustments to reconcile to GAAP net income:
     Future policy benefits and policyholders' account
      balances.........................................  (17.8)  (17.6)  18.0
     Deferred policy acquisition costs.................    6.4     8.0    6.6
     Deferred income taxes.............................  (41.4)  (34.3)  (2.1)
     Current income taxes..............................   22.6    14.2   (0.8)
     Earnings of StanCorp and its non-insurance
      subsidiaries.....................................    4.5     --     --
     Other, net........................................   (8.6)    3.5    1.3
   Closed block:
     Future policy benefits and policyholders' account
      balances.........................................   (1.5)    --     --
     Deferred policy acquisition costs.................   (1.1)    --     --
                                                        ------  ------  -----
   Net income, GAAP basis.............................. $ 79.9  $ 69.5  $63.9
                                                        ======  ======  =====

14. COMMITMENTS AND CONTINGENCIES

  The Company has lines of credit totaling $110 million with two financial institutions. Interest rates are based on current market rates. The Company is not required to maintain compensating balances, but does pay commitment fees. At December 31, 1999, there were no outstanding borrowings on the lines of credit. These lines expire in the first half of 2000 and are expected to be renewed.

  On November 1, 1999, the board of directors of StanCorp authorized the repurchase of up to 1.7 million shares of StanCorp's common stock to be effected before November 1, 2000. As of December 31, 1999, 1.3 million shares had been repurchased at a total cost of $34.2 million. On February 23, 2000 the board of directors of StanCorp authorized the repurchase of up to 1.6 million shares of StanCorp's common stock to be effected before February 23, 2001. Both repurchases are to be effected in the open market or in negotiated transactions in compliance with the safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

  At December 31, 1999, the Company had outstanding commitments to fund or acquire various assets, primarily mortgage loans with fixed-interest rates ranging from 7.50% to 10.50%, totaling $101.2 million. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon. The Standard also has commitments to contribute equity capital to third party joint ventures totaling $16.6 million. The contributions are payable upon demand. However, to the extent amounts are not previously drawn upon, the future minimum capital contributions are: 2000, $0.8 million; 2001, none; 2002, $1.9 million; 2003, none; 2004, $4.0 million; and thereafter, $9.9 million.

  StanCorp and its subsidiaries lease certain buildings and equipment under non-cancelable operating leases that expire in various years through 2009, with renewal options for periods ranging from three to five years. Future minimum payments under these leases are: 2000, $7.6 million; 2001, $7.1 million; 2002, $6.8 million; 2003, $3.1 million; 2004, $2.5 million and thereafter, $9.8 million. Total rent expense was $8.0 million, $6.5 million and $5.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, minimum future rental receivables on non-cancelable leases with initial terms of one year or more were: 2000, $11.6 million; 2001, $11.6 million; 2002, $10.7 million; 2003, $9.2 million; and
2004, $7.5 million.

  StanCorp and its subsidiaries are involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of December 31, 1999. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

  On April 26, 1999, The Standard received notice from the San Francisco office of the U.S. Department of Labor ( the "DOL") that it was conducting an investigation with respect to The Standard's employee benefit plan clients pursuant to Section 504(a)(1) of the Employee Retirement Income Security Act of 1974 ("ERISA"), to determine whether any person has violated or is about to violate any provision of Title I of ERISA. The Standard and certain of its employee benefit plan clients are subject to ERISA in connection with, among other things, certain policies sold by the Group Insurance segment. The notice included a subpoena that certain documents and records be provided to the DOL. The Standard is fully cooperating with the DOL. To date, no claims or charges have been asserted against The Standard as a result of the investigation and the DOL states that its investigation should not be construed as an indication that any violations of ERISA have occurred. Management believes that The Standard's business practices comply in all material respects with ERISA and that the results of the investigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

  The following table sets forth unaudited financial information for 1999 and 1998:

                                                             1999
                                                  -----------------------------
                                                   4th     3rd     2nd    1st
                                                  ------  ------  ------ ------
                                                   (In millions--except per
                                                          share data)
   Premiums.....................................  $234.4  $223.6  $217.8 $238.6
   Net investment income........................    78.6    73.7    74.0   80.4
   Net realized investment gains (losses).......    (1.7)   (0.6)    1.7    1.1
   Contribution from closed block...............     1.3     5.3     3.3    --
   Policyholders benefits.......................   180.8   182.8   187.0  205.4
   Income before extraordinary item.............    23.0    20.9    19.2   21.3
   Net income...................................    23.0    20.0    17.9   19.0
   Basic and diluted income before extraordinary
    item per share (pro forma) (1)..............    0.69    0.62    0.57    --
   Basic and diluted net income per share (pro
    forma) (1)..................................    0.69    0.59    0.53    --
                                                             1998
                                                  -----------------------------
                                                   4th     3rd     2nd    1st
                                                  ------  ------  ------ ------
   Premiums.....................................  $228.3  $222.0  $222.1 $220.4
   Net investment income........................    82.4    82.2    79.1   79.4
   Net realized investment gains................     2.7     3.3     5.4    0.2
   Policyholder benefits........................   201.3   191.2   192.9  198.4
   Income before extraordinary item.............    20.9    23.2    16.9   14.6
   Net income...................................    18.5    20.3    16.4   14.3

--------
(1) On April 21, 1999, StanCorp completed the IPO, and therefore per share amounts for the first quarter are not presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

  Information with respect to Directors is reported under the caption "Election of Directors" in the Company's 2000 Proxy Statement, herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Reported under the caption "Compensation of Executive Officers" in the Company's 2000 Proxy Statement, herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reported under the caption "Share Ownership of Directors, Executive Officers and Certain Shareholders" in the Company's 2000 Proxy Statement, herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reported under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement, herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Index of documents filed as part of this report:

1. The following Consolidated Financial Statements of StanCorp are included in
   Item 8.

Independent Auditors' Report..............................................  24

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997...................................  25

Consolidated Balance Sheets at December 31, 1999 and 1998.................  26

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1999, 1998 and 1997.........................................  27

Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997......................................................  28

Notes to Consolidated Financial Statements................................  29

2. Financial Statement Schedules.

   None.

3. Exhibits Index.

 Number Name
 ------ ----
  3.1   Articles of Incorporation as amended
  3.2   Bylaws
  4     Shareholder Rights Plan
 10.1   Change of Control Agreement
 10.2   1999 Omnibus Stock Incentive Plan
 10.3   1999 Employee Stock Purchase Plan
 10.4   Long Term Incentive Compensation Plan
 10.5   Defined Benefit Plan for Home Office Employees
 10.6   Amended and Restated Supplemental Retirement Plan for Executives
 10.7   Home Office Employees' Deferred Compensation Plan, as Restated in 1998
 10.8   Amended and Restated Deferred Contribution Plan for Executive Officers
 10.9   $100 Million Revolving Credit Agreement
 10.10  $10 Million Revolving Line of Credit Agreement
 21     Subsidiaries of the Registrant
 23     Consent of Independent Accountants
 24     Powers of Attorney
 27     Financial Schedule

  (b) Reports on Form 8-K:

  The Company did not file any reports on Form 8-K for the quarter ended December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on March 14, 2000.

                                          STANCORP FINANCIAL GROUP, INC.

                                                  /s/ Ronald E. Timpe
                                          By: _________________________________
                                          Name:Ronald E. Timpe
                                          Title: Chairman, President and Chief
                                           Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Ronald E. Timpe            Chairman, President & Chief   March 14, 2000
____________________________________  Executive Officer
          Ronald E. Timpe

       /s/ Eric E. Parsons           Senior Vice President &       March 14, 2000
____________________________________  Chief Financial Officer
          Eric E. Parsons

      /s/ Cindy J. McPike            Assistant Vice President,     March 14, 2000
____________________________________  Controller & Treasurer
          Cindy J. McPike

                 *                   Director                      March 14, 2000
____________________________________
        Virginia L. Anderson

                 *                   Director                      March 14, 2000
____________________________________
        Frederick W. Buckman

                 *                   Director                      March 14, 2000
____________________________________
          John E. Chapoton

                 *                   Director                      March 14, 2000
____________________________________
           Barry J. Galt

                 *                   Director                      March 14, 2000
____________________________________
           Richard Geary

                 *                   Director                      March 14, 2000
____________________________________
          Peter T. Johnson


              Signature                           Title                  Date
              ---------                           -----                  ----

                  *                   Director                      March 14, 2000
 ____________________________________
        Peter O. Kohler, M.D.

                  *                   Director                      March 14, 2000
 ____________________________________
           Jerome J. Meyer

                  *                   Director                      March 14, 2000
 ____________________________________
          Ralph R. Peterson

                  *                   Director                      March 14, 2000
 ____________________________________
             E. Kay Stepp

                  *                   Director                      March 14, 2000
 ____________________________________
          William Swindells

                  *                   Director                      March 14, 2000
 ____________________________________
             Mike Thorne

                  *                   Director                      March 14, 2000
 ____________________________________
           Franklin E. Ulf
                  *                   Director                      March 14, 2000
 ____________________________________
         Benjamin R. Whiteley

       /s/ Dwight L. Cramer
 *By: _______________________________
  Dwight L. Cramer, as Attorney-in-
                 fact
 (Vice President, General Counsel and
         Corporate Secretary)

                                 EXHIBITS INDEX

 Number                 Name                          Method of Filing
 ------                 ----                          ----------------
  3.1   Articles of Incorporation as amended Filed as Exhibit 4.1 on
                                              Registrant's Form 8-K, dated May
                                              7, 1999, and incorporated herein
                                              by this reference
  3.2   Bylaws                               Filed as Exhibit 3.1 on
                                              Registrant's Form S-1A, dated
                                              March 12, 1999, and incorporated
                                              herein by this reference
  4     Shareholder Rights Plan              Filed as Exhibit 4.2 on the
                                              Registrant's Form 8-K, dated May
                                              7, 1999, and incorporated herein
                                              by this reference
 10.1   Change of Control Agreement          Filed as Exhibit 10.2 on the
                                              Registrant's Form S-1A, dated
                                              March 12, 1999, and incorporated
                                              herein by this reference
 10.2   1999 Omnibus Stock Incentive Plan    Filed herewith
 10.3   1999 Employee Stock Purchase Plan    Filed herewith
 10.4   Long Term Incentive Compensation     Filed as Exhibit 10.5 on the
        Plan                                  Registrant's Form S-1A, dated,
                                              March 12, 1999, and incorporated
                                              herein by this reference.
 10.5   Defined Benefit Plan for Home Office Filed as Exhibit 10.6 on the
         Employees                            Registrant's Form S-1A, dated
                                              March 12, 1999, and incorporated
                                              herein by this reference.
 10.6   Amended and Restated Supplemental    Filed as Exhibit 10.7 on the
         Retirement Plan for Executives       Registrant's Form S-1A, dated
                                              March 12, 1999, and incorporated
                                              herein by this reference
 10.7   Home Office Employees' Deferred      Filed herewith
         Compensation Plan, as Restated in
         1998
 10.8   Amended and Restated Deferred        Filed as Exhibit 10.8 on the
         Contribution Plan for Executive      Registrant's Form S-1A, dated
         Officers                             March 12, 1999, and incorporated
                                              herein by this reference
 10.9   $100 Million Revolving Credit
        Agreement                            Filed herewith
 10.10  $10 Million Revolving Line of Credit Filed herewith
         Agreement
 21     Subsidiaries of the Registrant       Filed herewith
 23     Consent of Independent Accountants   Filed herewith
 24     Powers of Attorney                   Filed herewith
 27     Financial Schedule                   Filed herewith