Form 10-Q
period 2000-03-31
STANCORP FINANCIAL GROUP INC
filed 2000-05-15
CIK 1079577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the Quarterly Period Ended March 31, 2000

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

   As of May 10, 2000 there were 31,726,379 shares of the Registrant's common stock, no par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                            Page
                                                                            ----
                           PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         Unaudited Consolidated Statements of Income and Comprehensive
          Income for the three months ended March 31, 2000 and 1999 ......    1

         Unaudited Consolidated Balance Sheets at March 31, 2000 and
          December 31, 1999...............................................    2

         Unaudited Consolidated Statements of Changes in Shareholders'
          Equity for the three months ended March 31, 2000 and 1999 ......    3

         Unaudited Consolidated Statements of Cash Flows for the three
          months ended March 31, 2000 and 1999 ...........................    4

         Notes to Unaudited Consolidated Financial Statements.............    5

         Independent Accountants' Report..................................    9

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ..........................................   10

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......   20

                             PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS................................................   21

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................   21

 ITEM 3. DEFAULTS UPON SENIOR DEBT........................................   21

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   21

 ITEM 5. OTHER INFORMATION................................................   21

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................   21

 SIGNATURES................................................................ 22

                         STANCORP FINANCIAL GROUP, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                        (In millions--except share data)

                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
Revenues:
  Premiums........................................... $     243.8  $     238.6
  Net investment income..............................        78.2         80.4
  Net realized investment gains......................         6.2          1.1
  Contribution from closed block.....................         2.2          --
  Other..............................................         0.7          0.8
                                                      -----------  -----------
    Total............................................       331.1        320.9
                                                      -----------  -----------
Benefits and expenses:
  Policyholder benefits..............................       198.9        206.6
  Interest paid on policyholder funds................        21.4         21.3
  Operating expenses.................................        52.2         44.6
  Commissions........................................        18.4         16.3
  Net increase in deferred policy acquisition costs..        (0.6)        (0.1)
                                                      -----------  -----------
    Total............................................       290.3        288.7
                                                      -----------  -----------
Income before income taxes and extraordinary item....        40.8         32.2
Income taxes.........................................        13.7         11.0
                                                      -----------  -----------
Income before extraordinary item.....................        27.1         21.2
Extraordinary item, net of tax.......................         --           2.3
                                                      -----------  -----------
Net income...........................................        27.1         18.9
                                                      -----------  -----------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available-
   for-sale..........................................         2.0        (31.1)
  Adjustment for realized losses.....................        (0.4)        (2.0)
                                                      -----------  -----------
    Total............................................         1.6        (33.1)
                                                      -----------  -----------
Comprehensive income (loss).......................... $      28.7  $     (14.2)
                                                      ===========  ===========
Net income per share:
  Basic.............................................. $      0.83
  Diluted ...........................................        0.83
Weighted-average shares outstanding:
  Basic..............................................  32,443,768
  Diluted ...........................................  32,631,716

           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (In millions--except share data)

                                                         March 31,  December 31,
                                                           2000         1999
                                                         ---------  ------------
                         ASSETS
Investments:
  Investment securities................................. $2,053.3     $2,064.7
  Mortgage loans........................................  1,823.6      1,779.1
  Real estate, net......................................     95.9         98.5
  Policy loans..........................................     20.7         20.5
                                                         --------     --------
    Total investments...................................  3,993.5      3,962.8
Cash and cash equivalents...............................     57.1         38.9
Deferred policy acquisition costs.......................     54.7         54.2
Premiums and other receivables..........................     75.6         75.3
Accrued investment income...............................     53.2         53.3
Property and equipment, net.............................     69.0         69.0
Other assets ...........................................     11.5         11.5
Separate account assets.................................  1,151.8        992.3
Closed block assets.....................................    610.0        599.8
                                                         --------     --------
    Total............................................... $6,076.4     $5,857.1
                                                         ========     ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Future policy benefits and claims..................... $1,723.0     $1,683.4
  Other policyholder funds..............................  1,509.0      1,538.6
  Deferred tax liabilities..............................     88.2         66.5
  Other liabilities.....................................    120.4         96.9
  Separate account liabilities..........................  1,151.8        992.3
  Closed block liabilities..............................    641.5        639.5
                                                         --------     --------
    Total liabilities...................................  5,233.9      5,017.2
                                                         --------     --------
Commitments and contingencies
Shareholders' Equity:
  Preferred stock, 100,000,000 shares authorized; none
   issued or outstanding................................      --           --
  Common stock, no par, 300,000,000 shares authorized;
   31,898,932 shares issued and 31,726,228 shares
   outstanding..........................................    795.6        819.7
  Accumulated other comprehensive loss..................    (36.0)       (37.6)
  Retained earnings.....................................     82.9         57.8
                                                         --------     --------
    Total shareholders' equity..........................    842.5        839.9
                                                         --------     --------
    Total............................................... $6,076.4     $5,857.1
                                                         ========     ========

           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (In millions--except share data)

                           Common Stock
                         ------------------
                                              Accumulated
                                                 Other                  Total
                                             Comprehensive Retained Shareholders'
                           Shares    Amount  Income (Loss) Earnings    Equity
                         ----------  ------  ------------- -------- -------------
Balance, January 1,
 2000................... 32,706,394  $819.7     $(37.6)     $ 57.8     $839.9
Net income..............        --      --         --         27.1       27.1
Other comprehensive
 income, net of tax.....        --      --         1.6         --         1.6
Common stock:
  Repurchased...........   (981,700)  (24.5)       --          --       (24.5)
  Granted to directors..      1,534     0.1        --          --         0.1
  Restricted grant......        --      0.3        --          --         0.3
Dividends declared on
 common stock...........        --      --         --         (2.0)      (2.0)
                         ----------  ------     ------      ------     ------
Balance, March 31,
 2000................... 31,726,228  $795.6     $(36.0)     $ 82.9     $842.5
                         ==========  ======     ======      ======     ======
Balance, January 1,
 1999...................        --      --      $ 74.2      $765.1     $839.3
Net income..............        --      --         --         18.9       18.9
Other comprehensive
 loss, net of tax.......        --      --       (33.1)        --       (33.1)
                         ----------  ------     ------      ------     ------
Balance, March 31,
 1999...................        --      --      $ 41.1      $784.0     $825.1
                         ==========  ======     ======      ======     ======


           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Operating:
  Net income............................................. $    27.1  $    18.9
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Net realized investment gains........................      (6.1)      (1.1)
    Depreciation and amortization........................       8.2        9.9
    Deferral of policy acquisition costs.................      (7.4)      (5.4)
    Deferred income taxes................................      22.7        4.4
    Changes in other assets and liabilities:
     Trading securities..................................      (4.2)      (7.2)
     Receivables and accrued income......................      (0.2)      (4.3)
     Future policy benefits and claims...................      39.6       84.0
     Closed block, net...................................      (8.2)       --
     Other, net..........................................      14.2       14.1
                                                          ---------  ---------
      Net cash provided by operating activities..........      85.7      113.3
                                                          ---------  ---------
Investing:
  Proceeds of investments sold, matured, or repaid:
    Fixed maturity securities--available-for-sale........      46.9      103.6
    Mortgage loans.......................................      62.8       89.4
    Real estate..........................................       8.3        0.7
    Other investments....................................      10.2        --
  Costs of investments acquired:
    Fixed maturity securities--available-for-sale........     (39.4)    (193.1)
    Mortgage loans.......................................    (107.3)    (123.0)
    Real estate..........................................      (0.4)       --
    Other investments....................................      (0.2)       --
  Property and equipment, net............................       --        (1.2)
                                                          ---------  ---------
      Net cash used in investing activities..............     (19.1)    (123.6)
                                                          ---------  ---------
Financing:
  Policyholder fund deposits.............................     161.1      118.9
  Policyholder fund withdrawals..........................    (190.7)    (144.0)
  Borrowings on line of credit...........................      26.0        --
  Repayments on line of credit...........................     (18.7)       --
  Issuance of common stock...............................       0.4        --
  Repurchase of common stock.............................     (24.5)       --
  Dividends paid on common stock.........................      (2.0)       --
                                                          ---------  ---------
      Net cash used in financing activities..............     (48.4)     (25.1)
                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents.........      18.2      (35.4)
Cash and cash equivalents, beginning of period...........      38.9       60.4
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $    57.1  $    25.0
                                                          =========  =========
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
    Interest............................................. $    21.7  $    21.6
    Income taxes.........................................      (3.8)     (13.6)

           See Notes to Unaudited Consolidated Financial Statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  StanCorp Financial Group, Inc. ("StanCorp") was incorporated under the laws of Oregon in 1998. StanCorp was specifically organized as a parent holding company for its subsidiaries Standard Insurance Company ("The Standard"), StanCorp Mortgage Investors, LLC, StanCorp Real Estate, LLC, and Standard Management, Inc. StanCorp is based in Portland, Oregon, and through its subsidiaries has operations throughout the United States.

  StanCorp's principal subsidiary, The Standard, underwrites group and individual disability, life and annuity products and dental insurance for groups. The Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. The Standard is licensed only for reinsurance in New York.

  StanCorp's other subsidiaries are complementary financial and management service businesses. The largest of StanCorp's other subsidiaries is StanCorp Mortgage Investors, LLC, which originates and services mortgage loans for StanCorp's investment portfolio as well as generating fee income from the origination and servicing of mortgage loans sold to institutional investors.

  The consolidated financial statements include StanCorp and its subsidiaries (collectively with StanCorp, the "Company"). All significant intercompany balances and transactions have been eliminated.

1. BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenue and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial condition at March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Interim results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. This report should be read in conjunction with the Company's 1999 Annual Report. Certain prior period amounts have been reclassified to conform to the current period's presentation.

2. CLOSED BLOCK

  The Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies in conjunction with its reorganization in April 1999. The Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies. Such support includes payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998 (the period used to determine the closed block funding) if the experience underlying such dividend scales including the portfolio interest rate continues.

  The contribution to income before income taxes and extraordinary item from the closed block is reported as a single line item in the consolidated statements of income and comprehensive income. Accordingly, all components of revenues, benefits and expenses for the closed block are shown as a net amount under the caption "Contribution from closed block". Income tax expense applicable to the closed block is reflected as a component of total tax expense. Reporting of the contribution from the closed block as a single line item results in material reductions in the respective line items in the consolidated statements of income and comprehensive income while having no effect on net income. All assets allocated to the closed block are combined and shown as a separate line item in the consolidated balance sheets under the caption "Closed block assets". All liabilities attributable to the closed block are treated similarly and disclosed as a separate line item under the caption "Closed block liabilities". Such presentation does not affect the Company's reported net income.

  Summarized financial information of the closed block at March 31, 2000 and December 31, 1999 were as follows (in millions):

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
                            ASSETS
                            ------
     Investments:
       Investment securities.............................  $233.6      $220.3
       Mortgage loans....................................   148.8       147.1
       Policy loans......................................    90.4        90.3
       Collateral loans..................................    67.2        68.1
                                                           ------      ------
         Total investments...............................   540.0       525.8
     Cash and cash equivalents...........................     1.7         1.8
     Deferred policy acquisition costs...................    63.4        66.0
     Premiums and other receivables......................     2.1         3.3
     Accrued investment income...........................     2.8         2.9
                                                           ------      ------
         Closed block assets.............................  $610.0      $599.8
                                                           ======      ======

                         LIABILITIES
                         -----------
     Future policy benefits and claims...................  $586.9      $585.0
     Other policyholder funds............................    33.2        33.1
     Deferred tax liabilities............................    12.4        17.8
     Other liabilities...................................     9.0         3.6
                                                           ------      ------
         Closed block liabilities........................  $641.5      $639.5
                                                           ======      ======

  Summarized financial results for the closed block for the three months ended March 31, 2000 were as follows (in millions):

     Revenues:
       Premiums.......................................................... $15.0
       Net investment income.............................................   9.8
                                                                          -----
         Total revenues..................................................  24.8
                                                                          -----
     Benefits and expenses:
       Policyholder benefits.............................................  18.5
       Interest paid on policyholder funds...............................   0.3
       Operating expenses................................................   0.6
       Commissions.......................................................   0.6
       Net decrease in deferred policy acquisition costs.................   2.6
                                                                          -----
         Total benefits and expenses.....................................  22.6
                                                                          -----
           Contribution from closed block................................ $ 2.2
                                                                          =====

  The excess of closed block liabilities over closed block assets at March 31, 2000 represented estimated future contribution from the closed block, which will be recognized in the Company's consolidated statements of income and comprehensive income over the period the underlying policies and contracts remain in force.

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

  The following table sets forth selected segment information:

                                  Group    Retirement Individual
                                Insurance    Plans    Insurance  Other   Total
                                ---------  ---------- ---------- ------ --------
                                                 (In millions)
Three months ended March 31,
 2000:
Revenues:
  Premiums....................  $  230.9    $   6.2    $   6.7   $  --  $  243.8
  Net investment income.......      40.4       13.0       20.0      4.8     78.2
  Net realized investment
   gains (losses).............      (0.5)      (0.1)       0.4      6.4      6.2
  Contribution from closed
   block......................       --         --         2.2      --       2.2
  Other.......................       0.7        --         --       --       0.7
                                --------    -------    -------   ------ --------
    Total.....................     271.5       19.1       29.3     11.2    331.1
                                --------    -------    -------   ------ --------
Benefits and expenses:
  Policyholder benefits.......     190.3        3.4        5.2      --     198.9
  Interest paid on
   policyholder funds.........       1.6        8.3       11.5      --      21.4
  Operating expenses..........      38.2        6.4        5.7      1.9     52.2
  Commissions.................      15.7        0.8        1.9      --      18.4
  Net increase in deferred
   policy acquisition costs...      (0.2)       --        (0.4)     --      (0.6)
                                --------    -------    -------   ------ --------
    Total.....................     245.6       18.9       23.9      1.9    290.3
                                --------    -------    -------   ------ --------
Income before income taxes and
 extraordinary item...........  $   25.9    $   0.2    $   5.4   $  9.3 $   40.8
                                ========    =======    =======   ====== ========
Total assets..................  $2,178.6    $1839.4    $1753.5   $304.9 $6,076.4
                                ========    =======    =======   ====== ========

                                  Group    Retirement Individual
                                Insurance    Plans    Insurance  Other   Total
                                ---------  ---------- ---------- ------ --------
                                                 (In millions)
Three months ended March 31,
 1999:
Revenues:
  Premiums....................  $  211.4    $    4.8   $   22.4  $  --  $  238.6
  Net investment income.......      36.0        12.3       29.7     2.4     80.4
  Net realized investment
   gains......................       0.5         0.2        0.4     --       1.1
  Other.......................       0.8         --         --      --       0.8
                                --------    --------   --------  ------ --------
    Total.....................     248.7        17.3       52.5     2.4    320.9
                                --------    --------   --------  ------ --------
Benefits and expenses:
  Policyholder benefits.......     177.2         2.2       27.2     --     206.6
  Interest paid on
   policyholder funds.........       1.4         8.3       11.6     --      21.3
  Operating expenses..........      32.1         5.6        6.5     0.4     44.6
  Commissions.................      13.1         0.5        2.7     --      16.3
  Net (increase) decrease in
   deferred policy acquisition
   costs......................      (0.3)        --         0.2     --      (0.1)
                                --------    --------   --------  ------ --------
    Total.....................     223.5        16.6       48.2     0.4    288.7
                                --------    --------   --------  ------ --------
Income before income taxes and
 extraordinary item...........  $   25.2    $    0.7   $    4.3  $  2.0 $   32.2
                                ========    ========   ========  ====== ========
Total assets..................  $2,085.5    $1,360.3   $1,594.5  $306.5 $5,346.8
                                ========    ========   ========  ====== ========

4. COMMITMENTS AND CONTINGENCIES

  The Company has available lines of credit totaling $110.0 million, including a $100.0 million unsecured revolving line of credit. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rates are based on current market rates. Under the credit agreements, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. On March 31, 2000, the Company was in compliance with all such covenants. The amount outstanding on the lines of credit at March 31, 2000 was $7.3 million. These lines will expire in 2000 and are expected to be renewed.

  In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending at March 31, 2000. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

                        INDEPENDENT ACCOUNTANTS' REPORT

StanCorp Financial Group, Inc.:

  We have reviewed the accompanying consolidated balance sheet of StanCorp Financial Group, Inc. and subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

  We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income and equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 2, 2000 (February 23, 2000 as to Note 14), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Portland, Oregon
April 24, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the consolidated financial condition and results of operations of StanCorp Financial Group, Inc. ("StanCorp") and its subsidiaries (collectively with StanCorp, the "Company") should be read in conjunction with the consolidated financial statements and related notes thereto.

Forward-looking Statements

  The management of the Company has made in this Form 10-Q, and from time to time may make in its public filings, press releases and in oral presentations and discussions, certain statements including statements regarding anticipated development and expansion of the Company's business. Such statements may include the effects of regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to (i) deterioration in morbidity, mortality, and persistency, (ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment on the state or Federal level, (iv) competition from other insurers and financial institutions, (v) achievement of growth in new products, (vi) achievement of operating expense management objectives, (vii) changes in claims paying ability ratings, (viii) adverse findings in litigation or other legal proceedings, (ix) deterioration in the experience of the closed block, and (x) on-going risks associated with dependence on information technology systems.

Reorganization Plan

  In December 1997, Standard Insurance Company's ("The Standard") board of directors authorized management to proceed with the development of a plan of reorganization to convert from a mutual life insurance company to a stock life insurance company, a process known as demutualization. Prior to the reorganization, StanCorp was a wholly owned subsidiary of The Standard and was formed for the purpose of becoming an insurance holding company upon completion of The Standard's reorganization. On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services approving the Plan of Reorganization, dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), The Standard converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp. Also, on April 21, 1999, StanCorp completed an initial public offering of 15.2 million shares of its common stock in addition to 18.7 million shares of common stock distributed to The Standard policyholders, pursuant to the Plan, in exchange for their membership interests in The Standard. The costs incurred and expensed in the first quarter of 1999 related to the reorganization were $2.3 million. There were no reorganization costs incurred in the first quarter of 2000 and no further reorganization costs are anticipated.

  On the completion of its reorganization, The Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. The Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies. Such support includes payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998 (the period used to determine the closed block funding) if the experience underlying such dividend scales including the portfolio interest rate continues. These assets totaled $610.0 million at March 31, 2000, and are for the benefit of the policies in the closed block.

  The contribution to income before income taxes and extraordinary item from the closed block is reported as a single line item in the consolidated statements of income and comprehensive income. Accordingly, all components of revenues, benefits and expenses for the closed block are shown as a net amount under the caption

"Contribution from closed block". Income tax expense applicable to the closed block is reflected as a component of total tax expense. Reporting of the contribution from the closed block as a single line item results in material reductions in the respective line items in the consolidated statements of income and comprehensive income while having no effect on net income. All assets allocated to the closed block are combined and shown as a separate line item in the consolidated balance sheets under the caption "Closed block assets". All liabilities attributable to the closed block are treated similarly and disclosed as a separate line item under the caption "Closed block liabilities". Management believes that a better understanding of the business results when closed block amounts are presented on a combined basis as if the closed block had not been established. Such presentation does not affect the Company's reported net income. Accordingly, the combined presentation set forth below includes revenues and expenses associated with policies included in the closed block for the three months ended March 31.

                                                                 2000   1999
                                                                ------ ------
                                                                (In millions)
   Revenues:
     Premiums.................................................. $258.8 $238.6
     Net investment income.....................................   88.0   80.4
     Net realized investment gains.............................    6.2    1.1
     Other.....................................................    0.7    0.8
                                                                ------ ------
       Total revenues..........................................  353.7  320.9
                                                                ------ ------
   Benefits and expenses:
     Policyholder benefits.....................................  239.1  227.9
     Operating expenses........................................   52.8   44.6
     Commissions...............................................   19.0   16.3
     Net decrease (increase) in deferred policy acquisition
      costs....................................................    2.0   (0.1)
                                                                ------ ------
       Total benefits and expenses.............................  312.9  288.7
                                                                ------ ------
     Income before income taxes and extraordinary item ........ $ 40.8 $ 32.2
                                                                ====== ======

Consolidated Results of Operations

 Premiums

  Premiums, adjusted to exclude experience rated refunds, increased $24.4 million, or 10.2%, in the first quarter of 2000 compared to the first quarter of 1999, primarily from growth in group insurance premiums of $23.7 million. Experience rated refunds (which are a return of premium for certain large group insurance contracts with favorable claims experience) were $4.5 million and $0.3 million for the three months ended March 31, 2000 and 1999, respectively. (See "--Selected Segment Information".)

 Net Investment Income

  Net investment income increased $7.6 million, or 9.5%, in the first quarter of 2000 compared to the first quarter of 1999. The increase was the result of an increase in average invested assets of 6.4% to $4.51 billion for the first quarter of 2000, from $4.24 billion for the first quarter of 1999. Also contributing to this growth was income from market value increases in the fixed maturities trading portfolio of $2.1 million in the first quarter of 2000. There was no income from the market value increases in the fixed maturities trading portfolio in the first quarter of 1999.

 Net Realized Investment Gains

  Net realized gains and losses occur primarily as a result of dispositions of the Company's invested assets in the regular course of investment management. In the first quarter of 2000, the sale of real estate holdings contributed net realized investment gains of $6.3 million. There were no gains or losses from the sale of real estate holdings in the first quarter of 1999. Dispositions of invested assets and associated gains or losses may or may not continue into the future.

 Policyholder Benefits

  Policyholder benefits, including interest paid on policyholder funds, increased $11.2 million, or 4.9%, in the first quarter of 2000 compared to the first quarter of 1999. The increase primarily resulted from business growth in the group insurance segment, as evidenced by the growth in group insurance premiums. The increase was offset in part by improvements in the group insurance benefit ratio. Because benefit ratios are heavily affected by actual claims experience, improvements in the benefit ratio may or may not continue in the future. (See "--Selected Segment Information".)

 Operating Expenses

  Operating expenses increased $8.2 million, or 18.4%, in the first quarter of 2000 compared to the first quarter of 1999. The increase in operating expenses related primarily to investment in growth in business, as evidenced by premium growth, including expansion of the Company's distribution systems through the addition of new field offices in the Group and Retirement Plans segments. (See "--Selected Segment Information".)

 Commissions

  Commissions increased $2.7 million, or 16.6%, in the first quarter of 2000 compared to the first quarter of 1999 primarily due to growth in sales for the Group insurance segment. Commissions generally fluctuate with premiums, however commissions on new sales tend to be at higher rates than for renewals.

 Net Decrease (Increase) in Deferred Policy Acquisition Costs

  The net expense for deferred policy acquisition costs increased $2.1 million in the first quarter of 2000 compared to the first quarter of 1999. The increase resulted primarily from declines in new sales and a slight decrease in persistency for the Individual Insurance segment. (See "--Selected Segment Information--Individual Insurance Segment".)

 Income Taxes

  The effective tax rate for March 31, 2000 was 33.6% compared to 34.2% for the same period in 1999. Total income taxes, substantially all of which are Federal, differ from the amount computed by applying the Federal corporate tax rate of 35% because of the net result of permanent differences and state and local income taxes, net of the Federal benefit.

 Income Before Extraordinary Item

  Income before extraordinary item increased $5.9 million, or 27.8%, in the first quarter of 2000 compared to the first quarter of 1999. The increase resulted primarily from increased net realized investment gains of $5.1 million for the same periods.

Selected Segment Information

  The following table sets forth selected segment information for the periods indicated:

                                                               At or for the
                                                               Three Months
                                                              Ended March 31,
                                                             -----------------
                                                               2000     1999
                                                             -------- --------
                                                               (In millions)
   Revenues:
     Group Insurance segment................................ $  271.5 $  248.7
     Retirement Plans segment...............................     19.1     17.3
     Individual Insurance segment...........................     51.9     52.5
     Other..................................................     11.2      2.4
                                                             -------- --------
       Total revenues....................................... $  353.7 $  320.9
                                                             ======== ========
   Income before income taxes and extraordinary item:
     Group Insurance segment................................ $   25.9 $   25.2
     Retirement Plans segment...............................      0.2      0.7
     Individual Insurance segment...........................      5.4      4.3
     Other..................................................      9.3      2.0
                                                             -------- --------
       Total income before income taxes and extraordinary
        item................................................ $   40.8 $   32.2
                                                             ======== ========
   Reserves (1):
     Group Insurance segment................................ $1,660.0 $1,480.1
     Retirement Plans segment...............................    630.4    625.0
     Individual Insurance segment...........................  1,561.7  1,498.2
                                                             -------- --------
       Total reserves....................................... $3,852.1 $3,603.3
                                                             ======== ========

--------
(1) Reserves consist of future policy benefits and claims and other policyholder funds included on the Company's consolidated balance sheets.

 Group Insurance Segment

  The Group Insurance segment markets long and short term disability, life, accidental death and dismemberment, and dental insurance. As the largest of the Company's three segments, Group Insurance premiums accounted for 89.2% and 88.6% of the Company's total premiums for the first quarters ended March 31, 2000 and 1999, respectively.

  Income before income taxes and extraordinary item for the Group Insurance segment increased $0.7 million, or 2.8%, in the first quarter of 2000 compared to the first quarter of 1999. The increase was primarily the result of business growth and favorable claims experience, offset by increases in operating expenses and commissions due to investment in business growth. The following table sets forth selected financial data for this segment:

                                                                 For the Three
                                                                 Months Ended
                                                                   March 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
                                                                  (Dollars in
                                                                   millions)
   Revenues:
     Premiums................................................... $230.9  $211.4
     Net investment income......................................   40.4    36.0
     Net realized investment gains (losses).....................   (0.5)    0.5
     Other......................................................    0.7     0.8
                                                                 ------  ------
       Total revenues...........................................  271.5   248.7
                                                                 ------  ------
   Benefits and expenses:
     Policyholder benefits......................................  191.9   178.6
     Operating expenses.........................................   38.2    32.1
     Commissions................................................   15.7    13.1
     Net increase in deferred policy acquisition costs..........   (0.2)   (0.3)
                                                                 ------  ------
       Total benefits and expenses..............................  245.6   223.5
                                                                 ------  ------
   Income before income taxes and extraordinary item............ $ 25.9  $ 25.2
                                                                 ======  ======
   Benefit ratio (% of premiums)................................   83.1%   84.4%
   Operating expense ratio (% of premiums)......................   16.6    15.2

  Premiums, adjusted to exclude experience rated refunds, increased $23.7 million, or 11.2%, in the first quarter of 2000 compared to the first quarter of 1999. Sales of group long term disability products contributed 62.4% of the premium growth for first quarter of 2000 compared to the first quarter of 1999. The remaining increase was primarily attributable to increases in group life insurance premiums. Both increases were primarily the result of improved persistency and expanded distribution.

  Net investment income increased $4.4 million, or 12.2%, in the first quarter of 2000 compared to the first quarter of 1999. The increase was primarily due to an increase in average invested assets supporting this segment of 7.5% as well as $1.5 million of investment income from market value increases in the segment's fixed maturities trading portfolio (see "--Consolidated Results of Operations--Net Investment Income").

  Policyholder benefits increased $13.3 million, or 7.4%, in the first quarter of 2000 compared to the first quarter of 1999. The increase was primarily a result of business growth, as evidenced by growth in premiums. Offsetting the impact of business growth was an improvement in the benefit ratio to 83.1% in the first quarter of 2000 from 84.4% in the first quarter of 1999. The improvement in the benefit ratio reflects favorable claims experience. Because the benefit ratio is heavily affected by actual claims experience, the improvements in the benefit ratio may or may not continue in the future.

  Operating expenses increased $6.1 million, or 19.0%, in the first quarter of 2000 compared to the first quarter of 1999. The increase was due in part to business growth as evidenced by the premium growth discussed above, and expansion of the distribution systems. In 2000, two sales offices were opened for this segment and three additional sales offices are expected to be opened before the end of the year.

  Commissions increased $2.6 million, or 19.8%, in the first quarter of 2000 over the first quarter of 1999. The increase is due to growth in sales.

 Retirement Plans Segment

  The Retirement Plans segment offers full-service 401(k) and other pension plan products and services. Income before income taxes and extraordinary item in the first quarter of 2000 was $0.2 million, compared to $0.7 million in the first quarter of 1999. Management believes that profitability in this segment depends upon significant increases in assets under management in future years to achieve economies of scale. Total assets under management grew 32.7% since the March 31, 1999. The following table sets forth selected financial data for the Retirement Plans segment for the periods indicated:

                                                              At or for the
                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (Dollars in
                                                                millions)
   Revenues:
     Premiums.............................................  $    6.2  $    4.8
     Net investment income................................      13.0      12.3
     Net realized investment gains (losses)...............      (0.1)      0.2
                                                            --------  --------
       Total revenues.....................................      19.1      17.3
                                                            --------  --------
   Benefits and expenses:
     Policyholder benefits................................      11.7      10.5
     Operating expenses...................................       6.4       5.6
     Commissions..........................................       0.8       0.5
                                                            --------  --------
       Total benefits and expenses........................      18.9      16.6
                                                            --------  --------
   Income before income taxes and extraordinary item......  $    0.2  $    0.7
                                                            ========  ========
   Annualized operating expense ratio (% of average assets
    under management).....................................       1.5%      1.7%
   Assets under management:
   General account........................................  $  630.4  $  623.2
   Separate accounts......................................   1,151.8     719.8
                                                            --------  --------
       Total..............................................  $1,782.2  $1,343.0
                                                            ========  ========

  Premiums increased $1.4 million, or 29.2%, in the first quarter of 2000 compared to the first quarter of 1999. Fees for administrative services on assets managed in both the general account and separate accounts accounted for 85.7%, or $1.2 million, of the increase. The remainder of the increase was due to sales of life contingent annuities, which were 11.4% greater than the first quarter of 1999.

  Net investment income increased $0.7 million, or 5.7%, in the first quarter of 2000 compared to the first quarter of 1999 primarily due to an increase in average general account assets of 5.7% for the same periods. The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rate spreads. Therefore, policyholder benefits (which include interest credited to policyholders) should generally trend with net investment income. Policyholder benefits increased $1.2 million, or 11.4%, in the first quarter of 2000 compared to the first quarter of 1999. The increase in policyholder benefits for the stated period was greater than the related increase in net investment income due to increased reserves to support the sales of life contingent annuities.

  Operating expenses increased $0.8 million, or 14.3%, in the first quarter of 2000 compared to the first quarter of 1999, primarily to support increased assets under management. Annualized operating expenses as a percentage of average assets under management declined to 1.5% from 1.7% for the same periods. In addition, a new field office was opened for this segment in the first quarter of 2000.

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

  Income before income taxes and extraordinary item for this segment increased $1.1 million in the first quarter of 2000 compared to the first quarter of 1999. Favorable claims experience and careful expense management contributed to the increase. The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

                                                               At or for the
                                                               Three Months
                                                              Ended March 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                                (Dollars in
                                                                 millions)
   Revenues:
     Premiums............................................... $   21.7  $   22.4
     Net investment income..................................     29.8      29.7
     Net realized investment gains..........................      0.4       0.4
                                                             --------  --------
       Total revenues.......................................     51.9      52.5
                                                             --------  --------
   Benefits and expenses:
     Policyholder benefits..................................     35.5      38.8
     Operating expenses.....................................      6.3       6.6
     Commissions............................................      2.5       2.6
     Net decrease in deferred policy acquisition costs......      2.2       0.2
                                                             --------  --------
       Total benefits and expenses..........................     46.5      48.2
                                                             --------  --------
   Income before income taxes and extraordinary item........ $    5.4  $    4.3
                                                             ========  ========
   Operating expense ratio (% of premiums)..................     29.0%     29.5%
   Life insurance in force.................................. $7,537.9  $7,932.2

  Premiums decreased $0.7 million, or 3.1%, in the first quarter of 2000 compared to the first quarter of 1999 and policyholder benefits decreased $3.3 million, or 8.5%, in the first quarter of 2000 compared to the first quarter of 1999. Both decreases resulted primarily from declining demand for life insurance due to the maturing individual insurance market.

  Operating expenses decreased $0.3 million, or 4.5%, in the first quarter of 2000 compared to the first quarter of 1999. When taken as a percent of premiums, operating expenses were 29.0% and 29.5% in the first quarters of 2000 and 1999, respectively. Declines in new sales and a slight decrease in persistency for the segment resulted in an increase in net expense related to deferred policy acquisition costs of $2.0 million in the first quarter of 2000 compared to the first quarter of 1999.

 Other

  Other businesses primarily include return on capital not allocated to the business segments, income from StanCorp Mortgage Investors, LLC and gains and losses related to real estate investments owned by The Standard. Income before income taxes and extraordinary item for the first quarter ended March 31, 2000 and 1999 was $9.3 million and $2.0 million, respectively. This segment also included net realized investment gains of $6.4 million, primarily from the sale of real estate holdings, in the first quarter of 2000. No gains or losses were realized on the sale of real estate in the first quarter of 1999. Dispositions of invested assets and associated gains and losses may or may not continue into the future.

Liquidity and Capital Resources

 Operating Cash Flows

  Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders and beneficiaries, operating expenses, commissions and taxes.

 Investing Cash Flows

  Investing cash inflows consist primarily of the proceeds from sales or maturities of investments. Investing cash outflows consist primarily of payments for investments acquired. Since future benefit payments are principally intermediate- and long-term obligations, the Company's investments are predominantly intermediate-and long-term fixed-rate instruments, such as fixed maturity securities and mortgage loans. Such investments are expected to provide sufficient cash flow to cover the future benefit payment obligations. The nature and quality of various types of investments purchased by The Standard must comply with statutes and regulations imposed by Oregon and other states in which The Standard is licensed. The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. In the normal course of business, the Company commits to fund mortgage loans generally up to 60 days in advance.

  The market values of the Company's investments vary with changing economic and market conditions and interest rates. The Company is subject to the risk of default on principal and interest payments by the issuers of the fixed maturity securities it owns. Although almost all of the fixed maturity securities are investment-grade and the Company believes it maintains prudent issuer diversification, a major economic downturn could result in issuer defaults. Since fixed maturity securities, including those maintained within the closed block, represent 50.4% of the Company's total general account invested assets at March 31, 2000, such defaults could materially adversely affect the Company's business, financial condition and results of operations.

  At March 31, 2000, mortgage loans, including those maintained within the closed block, represented 43.5% of the total general account invested assets and were collateralized by properties located in the Central region representing 22.2% of the portfolio, the Eastern region representing 11.7%, and the Western region representing 66.1%. Of the total mortgage loan portfolio, 41.9% of the collateralized properties were located in the state of California. The Standard generally does not require earthquake insurance for properties on which it makes mortgage loans. The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.5% of the portfolio, industrial properties, representing 26.7%, and office properties, representing 17.3%. The remaining 7.5% of properties in the portfolio include commercial, apartment, residential and agricultural properties. The Company's mortgage loans face both delinquency and default risk. The delinquency and loss performance of The Standard's mortgage loan portfolio consistently outperformed the industry averages, as reported by the American Council of Life Insurance, by wide margins. At March 31, 2000, there were no loans either delinquent or in process of foreclosure. The performance of the Company's mortgage loan portfolio, however, may fluctuate in the future. Should the delinquency rate of the Company's mortgage loan portfolio increase, the increase could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  At March 31, 2000, the Company had outstanding commitments to fund or acquire various assets totaling $78.4 million. Such commitments were principally mortgage loans with interest rates ranging from 7.50% to 9.38%. The Company's capital expenditures are estimated to be $8.4 million for 2000.

 Financing Cash Flows

  Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on lines of credit, issuance and repurchase of common stock, and dividends paid on common stock.

  The Company has available lines of credit totaling $110.0 million, including a $100.0 million unsecured revolving line of credit. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rates are based on current market rates. Under the credit agreements, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. At March 31, 2000, the Company was in compliance with all such covenants. The amount outstanding on the lines of credit at March 31, 2000 was $7.3 million. These lines will expire in 2000 and are expected to be renewed.

  During the first quarter of 2000, 1.0 million shares of common stock were repurchased at a total cost of $24.5 million. The repurchases were effected in accordance with share repurchase programs authorized by StanCorp's board of directors. At March 31, 2000 1.0 million shares continue to be available for repurchase under these programs. All repurchases are to be effected in the open market or in negotiated transactions in compliance with the safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

  On May 1, 2000 the board of directors of StanCorp declared a quarterly dividend of $0.07 per share of common stock. The dividend is payable on June 2, 2000 to shareholders of record at the close of business on May 12, 2000.

  StanCorp's ability to pay dividends to its shareholders and meet its obligations substantially depends upon the receipt of dividends from The Standard. The Standard's ability to pay dividends to StanCorp is regulated under Oregon law. Under Oregon law, The Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Department") to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10% of The Standard's combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31st last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Department broad discretion to disapprove requests for dividends in excess of these limits. Based on its statutory results, The Standard paid dividends totalling $50.6 million to StanCorp during the first quarter of 2000, and will be permitted to pay an additional $65.1 million in dividends to StanCorp in 2000 without obtaining the Department's approval. The foregoing limitations on dividends would not apply to any dividends to StanCorp from the non-insurance subsidiaries. Combined net income of the non-insurance subsidiaries, before elimination of intercompany amounts, was $1.4 million for each of the first quarters of 2000 and 1999.

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

 Insolvency Assessments

  Insolvency regulations exist in many of the jurisdictions in which The Standard is doing business. Such regulations may require life insurance companies within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent life insurance companies. Association assessments levied against The Standard from January 1, 1997 through March 31, 2000 aggregated $2.3 million. At March 31, 2000, The Standard maintained a reserve of $1.0 million for future assessments in respect of currently impaired, insolvent or failed insurers.

Dependence on Information Technology Systems

  In recent years the Company has become increasingly dependent on information technology systems to support its ability to conduct business in the ordinary course. These resources include mainframe and legacy data processing systems, local and wide area networks dependent on distributed computing power and supported by servers, and internet applications

  All of these systems are vulnerable to reliability issues, integration and compatability concerns, and security-threatening intrusions. The Company prepared extensively for the Year 2000 issue and did not experience any significant interruptions from the Year 2000 issue. It was affected by and recovered from the "I Love You" virus. The Company has not yet been the subject of a denial of service or similar internet incident.

  The Company believes that its information technology and systems are adequate to meet the requirements of its business and operations. It continues to make significant investments of capital for infrastructure, system development and maintenance, system security and staffing, and staff development. However, there can be no assurance that future incidents, whether of an external, malicious nature, or arising from the functioning and relationships among the Company's information systems, will not result in a disruption of operations or material adverse effect on the Company's business, financial condition or results of operations.

Litigation

  In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of March 31, 2000. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition or results of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Investing Cash Flows".

                          PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

  None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

  None

ITEM 3: DEFAULTS UPON SENIOR DEBT

  None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Shareholders, held May, 1, 2000, two matters were submitted to a vote: the election of directors for three year terms expiring in 2003 as listed in the proxy statement and the ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the current year. The results of the voting on these matters follow:

 1. Election of Directors:

                                                                         Votes
                                                             Votes For  Withheld
                                                             ---------- --------
   Barry J. Galt ........................................... 18,686,089 118,511
   Richard Geary ........................................... 18,692,542 112,058
   Peter T. Johnson ........................................ 18,689,213 115,387
   William Swindells ....................................... 18,690,700 113,900

  The following directors are continuing in office with terms expiring in subsequent years: Virginia L. Anderson; Frederick W. Buckman; John E. Chapoton; Peter O. Kohler, MD; Jerome J. Meyer; Ralph R. Peterson; E. Kay Stepp; Ronald E. Timpe; Michael G. Thorne; Franklin E. Ulf.

                                                              Votes
                                                  Votes For  Against Abstentions
                                                  ---------- ------- -----------
 2. Ratification of the Appointment
     of Independent Auditors .................... 18,629,104 57,913    117,583

ITEM 5: OTHER INFORMATION

  None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)Exhibit Index

    15. Letter re: Unaudited interim financial statements

    27. Financial Data Schedule

  (b) No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000



                                   /s/ Eric E. Parsons
                         By:  _____________________________
                                     Eric E. Parsons
                                  Senior Vice President
                               and Chief Financial Officer
                              (Principal Financial Officer)

Date: May 12, 2000



                                    /s/ Cindy J. McPike
                         By:  ______________________________
                                      Cindy J. McPike
                                 Assistant Vice President
                                 Controller and Treasurer
                              (Principal Accounting Officer)