Form 10-Q
period 2000-06-30
STANCORP FINANCIAL GROUP INC
filed 2000-08-14
CIK 1079577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the Quarterly Period Ended June 30, 2000

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

                 1100 SW Sixth Avenue, Portland, Oregon, 97204
         (Address of principal executive offices, including zip code)

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

   As of August 10, 2000 there were 31,978,467 shares of the Registrant's common stock, no par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         Unaudited Consolidated Statements of Income and Comprehensive
          Income for the three and six months ended June 30, 2000 and
          1999 .........................................................     1

         Unaudited Consolidated Balance Sheets at June 30, 2000 and
          December 31, 1999 ............................................     2

         Unaudited Consolidated Statements of Changes in Shareholders'
          Equity for the year ended December 31, 1999 and the six months
          ended June 30, 2000...........................................     3

         Unaudited Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999...........................     4

         Notes to Unaudited Consolidated Financial Statements...........     5

         Independent Accountants' Report................................    11

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.........................................    12

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    22

                            PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS..............................................    23

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................    23

 ITEM 3. DEFAULTS UPON SENIOR DEBT......................................    23

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    23

 ITEM 5. OTHER INFORMATION..............................................    23

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    23

 SIGNATURES..............................................................   24

                         STANCORP FINANCIAL GROUP, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                        (In millions--except share data)

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                    ----------------------  ----------------------
                                       2000        1999        2000        1999
                                    ----------  ----------  ----------  ----------
Revenues:
  Premiums........................  $    252.0  $    217.8  $    495.8   $   456.4
  Net investment income...........        77.5        74.0       155.8       154.4
  Net realized investment gains...         2.0         1.7         8.3         2.8
  Contribution from closed block..         0.7         3.3         2.9         3.3
  Other...........................         1.3         0.9         2.0         1.7
                                    ----------  ----------  ----------   ---------
    Total.........................       333.5       297.7       664.8       618.6
                                    ----------  ----------  ----------   ---------
Benefits and expenses:
  Policyholder benefits...........       200.0       188.5       398.9       395.1
  Interest paid on policyholder
   funds..........................        21.8        21.8        43.2        43.1
  Operating expenses..............        53.9        44.9       106.1        89.5
  Commissions.....................        21.3        15.8        39.7        32.1
  Net increase in deferred policy
   acquisition costs..............        (2.9)       (0.5)       (3.5)       (0.6)
                                    ----------  ----------  ----------   ---------
    Total.........................       294.1       270.5       584.4       559.2
                                    ----------  ----------  ----------   ---------

Income before income taxes and
 extraordinary item...............        39.4        27.2        80.4        59.4

Income taxes......................        13.3         8.0        27.2        18.9
                                    ----------  ----------  ----------   ---------

Income before extraordinary item..        26.1        19.2        53.2        40.5

Extraordinary item, net of tax....         --          1.3         --          3.6
                                    ----------  ----------  ----------   ---------

Net income........................        26.1        17.9        53.2        36.9
                                    ----------  ----------  ----------   ---------

Other comprehensive loss, net of
 tax:
  Unrealized losses on securities
   available-for-sale.............        (4.2)      (40.3)       (2.2)      (71.4)
  Adjustment for realized losses..        (0.6)       (0.7)       (1.0)       (2.7)
                                    ----------  ----------  ----------   ---------
    Total.........................        (4.8)      (41.0)       (3.2)      (74.1)
                                    ----------  ----------  ----------   ---------
Comprehensive income (loss).......  $     21.3  $    (23.1) $     50.0   $   (37.2)
                                    ==========  ==========  ==========   =========


Net income per share (pro forma
 for the three months ended
 June 30, 1999):
  Basic...........................  $     0.82  $     0.53  $     1.66
  Diluted.........................        0.81        0.53        1.64

Weighted-average shares
 outstanding (pro forma for the
 three months ended June 30, 1999):
  Basic...........................  31,727,052  33,520,236  32,085,410
  Diluted.........................  32,124,385  33,529,295  32,383,121

           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (In millions--except share data)

                                                         June 30,  December 31,
                                                           2000        1999
                                                         --------  ------------
                         ASSETS
                         ------
Investments:
  Investment securities................................. $2,061.5    $2,064.7
  Mortgage loans........................................  1,870.4     1,779.1
  Real estate, net......................................     92.3        98.5
  Policy loans..........................................     20.5        20.5
                                                         --------    --------
    Total investments...................................  4,044.7     3,962.8
Cash and cash equivalents...............................     35.6        38.9
Deferred policy acquisition costs.......................     57.9        54.2
Premiums and other receivables..........................     78.3        75.3
Accrued investment income...............................     55.4        53.3
Property and equipment, net.............................     68.7        69.0
Other assets............................................     10.1        11.5
Separate account assets.................................  1,159.2       992.3
Closed block assets.....................................    601.5       599.8
                                                         --------    --------
    Total............................................... $6,111.4    $5,857.1
                                                         ========    ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Future policy benefits and claims..................... $1,758.8    $1,683.4
  Other policyholder funds..............................  1,513.1     1,538.6
  Deferred tax liabilities..............................     63.9        66.5
  Other liabilities.....................................    117.9        96.9
  Separate account liabilities..........................  1,159.2       992.3
  Closed block liabilities..............................    636.2       639.5
                                                         --------    --------
    Total liabilities...................................  5,249.1     5,017.2
                                                         --------    --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, 100,000,000 shares authorized; none
   issued ..............................................      --          --
  Common stock, no par, 300,000,000 shares authorized;
    31,977,111 shares issued at June 30, 2000;
    32,774,098 shares issued at December 31, 1999.......    796.3       819.7
  Accumulated other comprehensive loss..................    (40.8)      (37.6)
  Retained earnings.....................................    106.8        57.8
                                                         --------    --------
    Total shareholders' equity..........................    862.3       839.9
                                                         --------    --------
    Total............................................... $6,111.4    $5,857.1
                                                         ========    ========

           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In millions--except share data)

                                               Accumulated
                            Common Stock          Other                   Total
                          ------------------  Comprehensive Retained  Shareholders'
                            Shares    Amount  Income (Loss) Earnings     Equity
                          ----------  ------  ------------- --------  -------------
Balance, January 1,
 1999...................         --   $  --      $  74.2    $ 765.1      $ 839.3
Net income..............         --      --          --        79.9         79.9
Other comprehensive
 loss, net of tax.......         --      --       (111.8)       --        (111.8)
Common stock:
  Reorganization........  18,718,015   515.3         --      (783.2)      (267.9)
  Initial public
   offering.............  15,209,400   336.5         --         --         336.5
  Repurchased...........  (1,277,931)  (34.2)        --         --         (34.2)
  Issued under employee
   stock plans..........      56,910     1.1         --         --           1.1
  Issued under various
   incentive plans......      67,704     1.0         --         --           1.0
Dividends declared on
 common stock...........         --      --          --        (4.0)        (4.0)
                          ----------  ------     -------    -------      -------
Balance, December 31,
 1999...................  32,774,098  $819.7     $ (37.6)   $  57.8      $ 839.9
                          ----------  ------     -------    -------      -------
Net income..............         --      --          --        53.2         53.2
Other comprehensive
 loss, net of tax.......         --      --         (3.2)       --          (3.2)
Common stock:
  Repurchased...........    (981,700)  (24.5)        --         --         (24.5)
  Issued to directors...       2,648     0.2         --         --           0.2
  Issued under various
   incentive plans......     180,000     0.8         --         --           0.8
  Exercise of stock
   options..............       2,065     0.1         --         --           0.1
Dividends declared on
 common stock...........         --      --          --        (4.2)        (4.2)
                          ----------  ------     -------    -------      -------
Balance, June 30, 2000..  31,977,111  $796.3     $ (40.8)   $ 106.8      $ 862.3
                          ==========  ======     =======    =======      =======



           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Operating:
  Net income............................................... $   53.2  $   36.9
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Net realized investment gains..........................     (8.3)     (2.8)
    Depreciation and amortization..........................     10.6      14.6
    Deferral of policy acquisition costs...................     (5.9)     (6.9)
    Deferred income taxes..................................     (0.8)     19.7
    Changes in other assets and liabilities:
     Trading securities....................................     (3.1)    (11.7)
     Receivables and accrued income........................     (5.1)     (5.6)
     Future policy benefits and claims.....................     75.4      95.4
     Closed block, net.....................................     (5.0)    (22.2)
     Other, net............................................     10.9      (0.3)
                                                            --------  --------
      Net cash provided by operating activities............    121.9     117.1
                                                            --------  --------
Investing:
  Proceeds of investments sold, matured, or repaid:
    Fixed maturity securities--available-for-sale..........    123.9     135.4
    Mortgage loans.........................................    111.5     156.3
    Real estate............................................     13.7       2.0
    Other investments......................................     11.6       --
  Costs of investments acquired:
    Fixed maturity securities--available-for-sale..........   (137.0)   (294.7)
    Mortgage loans.........................................   (202.8)   (243.6)
    Real estate............................................     (0.5)      --
  Property and equipment, net..............................     (4.1)     (2.7)
                                                            --------  --------
      Net cash used in investing activities................    (83.7)   (247.3)
                                                            --------  --------
Financing:
  Policyholder fund deposits...............................    370.3     266.0
  Policyholder fund withdrawals............................   (395.8)   (257.6)
  Borrowings on line of credit.............................    104.6       --
  Repayments on line of credit.............................    (93.0)      --
  Issuance of common stock.................................      1.1     337.1
  Repurchase of common stock...............................    (24.5)      --
  Dividends paid on common stock...........................     (4.2)      --
  Payments to eligible policyholders upon reorganization...      --     (176.7)
                                                            --------  --------
      Net cash provided by (used in) financing activities..    (41.5)    168.8
                                                            --------  --------
Increase (decrease) in cash and cash equivalents...........     (3.3)     38.6
Cash and cash equivalents, beginning of period.............     38.9      60.4
                                                            --------  --------
Cash and cash equivalents, end of period................... $   35.6  $   99.0
                                                            ========  ========
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
    Interest............................................... $   43.5  $   43.9
    Income taxes...........................................     26.9      (7.3)

           See Notes to Unaudited Consolidated Financial Statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

  StanCorp Financial Group, Inc. ("StanCorp") was incorporated under the laws of Oregon in 1998. StanCorp was specifically organized as a parent holding company for its subsidiaries Standard Insurance Company ("The Standard"), StanCorp Mortgage Investors, LLC, StanCorp Real Estate, LLC, and Standard Management, Inc. StanCorp is based in Portland, Oregon, and through its subsidiaries has operations throughout the United States of America.

  StanCorp's principal subsidiary, The Standard, underwrites group and individual disability, life and annuity products, and dental insurance for groups. The Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. In New York, The Standard is accredited for reinsurance only.

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

2. BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenue and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial condition at June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. Interim results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. This report should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period's presentation.

3. ACCOUNTING PRONOUNCEMENTS

  In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This pronouncement adds to and amends certain reporting standards from the guidance in Statement 133, "Accounting for Derivative Instruments and Hedging Activities", previously issued in June 1998 and adopted by the Company effective July 1, 1998. Statement 138 is effective for all fiscal quarters beginning after June 15, 2000 for entities that adopted Statement 133 prior to June 15, 2000. The Company does not have any derivative instruments that meet the scope of this statement.

4. CLOSED BLOCK

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

  Summarized balance sheet information for the closed block was as follows:

                                                           June 30, December 31,
                                                             2000       1999
                                                           -------- ------------
                                                               (In millions)
                          ASSETS
                          ------
Investments:
  Investment securities...................................  $221.9     $220.3
  Mortgage loans..........................................   152.4      147.1
  Policy loans............................................   154.7      158.4
                                                            ------     ------
    Total investments.....................................   529.0      525.8
Cash and cash equivalents.................................     5.3        1.8
Deferred policy acquisition costs.........................    62.5       66.0
Premiums and other receivables............................     1.8        3.3
Accrued investment income.................................     2.9        2.9
                                                            ------     ------
    Closed block assets...................................  $601.5     $599.8
                                                            ======     ======

                       LIABILITIES
                       -----------
Future policy benefits and claims.........................  $587.9     $585.0
Other policyholder funds..................................    33.3       33.1
Deferred tax liabilities..................................    12.8       17.8
Other liabilities.........................................     2.2        3.6
                                                            ------     ------
    Closed block liabilities..............................  $636.2     $639.5
                                                            ======     ======

  The excess of closed block liabilities over closed block assets represents estimated future contribution from the closed block, which will be recognized in the Company's consolidated statements of income and comprehensive income over the period the underlying policies and contracts remain in force.

  Summarized financial results for the closed block were as follows:

                                         Three months ended  Six months ended
                                              June 30,           June 30,
                                         ------------------  ----------------
                                           2000      1999      2000     1999
                                         --------- --------- -------- --------
                                                     (In millions)
   Revenues:
     Premiums........................... $    14.7 $    15.7 $   29.7 $   15.7
     Net investment income..............      10.4      10.7     20.2     10.7
                                         --------- --------- -------- --------
       Total revenues...................      25.1      26.4     49.9     26.4
                                         --------- --------- -------- --------
   Benefits and expenses:
     Policyholder benefits..............      21.8      17.9     40.3     17.9
     Interest paid on policyholder
      funds.............................       0.2       0.3      0.5      0.3
     Operating expenses.................       1.1       1.3      1.7      1.3
     Commissions........................       0.3       2.2      0.9      2.2
     Net decrease in deferred policy
      acquisition costs.................       1.0       1.4      3.6      1.4
                                         --------- --------- -------- --------
       Total benefits and expenses......      24.4      23.1     47.0     23.1
                                         --------- --------- -------- --------
         Contribution from closed
          block......................... $     0.7 $     3.3 $    2.9 $    3.3
                                         ========= ========= ======== ========

  Financial results presented for the closed block for the three and six months ended June 30, 1999 include results from the completion of the reorganization on April 21, 1999 through June 30, 1999.

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

5. SEGMENTS

  Three reportable segments comprise a substantial majority of the Company's operations: Employee Benefits--Insurance, Retirement Plans and Individual Insurance. The Employee Benefits--Insurance segment, previously named the Group Insurance segment, markets long term and short term disability, life, accidental death and dismemberment, and dental insurance. The Retirement Plans segment sells full-service 401(k) and other pension plan products and services to employers. The Individual Insurance segment sells life insurance, disability insurance and annuities to individuals. Performance assessment and resource allocation are done at this level.

  Amounts reported as "Other" include net investment income not associated with product segments, other financial service businesses, and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp's mortgage lending and real estate management subsidiaries.

  The following table sets forth selected segment information:

                                Employee
                                Benefits-  Retirement Individual
                                Insurance    Plans    Insurance  Other   Total
                                ---------  ---------- ---------- ------ --------
                                                 (In millions)
Three months ended June 30,
 2000:
Revenues:
  Premiums....................  $  238.8    $    5.8   $    7.4  $  --  $  252.0
  Net investment income.......      39.4        13.0       19.8     5.3     77.5
  Net realized investment
   gains (losses).............       0.4         0.1       (0.6)    2.1      2.0
  Contribution from closed
   block......................       --          --         0.7     --       0.7
  Other.......................       1.2         --         0.1     --       1.3
                                --------    --------   --------  ------ --------
    Total.....................     279.8        18.9       27.4     7.4    333.5
                                --------    --------   --------  ------ --------
Benefits and expenses:
  Policyholder benefits ......     192.9         2.6        4.5     --     200.0
  Interest paid on
   policyholder funds ........       1.8         8.4       11.6     --      21.8
  Operating expenses..........      41.0         6.1        5.3     1.5     53.9
  Commissions ................      16.8         0.8        3.7     --      21.3
  Net increase in deferred
   policy acquisition costs...      (1.3)        --        (1.6)    --      (2.9)
                                --------    --------   --------  ------ --------
    Total.....................     251.2        17.9       23.5     1.5    294.1
                                --------    --------   --------  ------ --------
Income before income taxes and
 extraordinary item...........  $   28.6    $    1.0   $    3.9  $  5.9 $   39.4
                                ========    ========   ========  ====== ========

                                Employee
                                Benefits-  Retirement Individual
                                Insurance    Plans    Insurance  Other   Total
                                ---------  ---------- ---------- ------ --------
                                                 (In millions)
Six months ended June 30,
 2000:
Revenues:
  Premiums....................  $  469.7    $   12.0   $   14.1  $  --  $  495.8
  Net investment income.......      79.8        26.0       39.8    10.2    155.8
  Net realized investment
   gains (losses).............      (0.1)        --        (0.1)    8.5      8.3
  Contribution from closed
   block......................       --          --         2.9     --       2.9
  Other.......................       1.9         --         --      0.1      2.0
                                --------    --------   --------  ------ --------
    Total.....................     551.3        38.0       56.7    18.8    664.8
                                --------    --------   --------  ------ --------
Benefits and expenses:
  Policyholder benefits ......     383.2         6.0        9.7     --     398.9
  Interest paid on
   policyholder funds ........       3.4        16.7       23.1     --      43.2
  Operating expenses..........      79.2        12.5       11.0     3.4    106.1
  Commissions ................      32.5         1.6        5.6     --      39.7
  Net increase in deferred
   policy acquisition costs...      (1.5)        --        (2.0)    --      (3.5)
                                --------    --------   --------  ------ --------
    Total.....................     496.8        36.8       47.4     3.4    584.4
                                --------    --------   --------  ------ --------
Income before income taxes and
 extraordinary item...........  $   54.5    $    1.2   $    9.3  $ 15.4 $   80.4
                                ========    ========   ========  ====== ========
Total assets..................  $2,277.3    $1,862.0   $1,747.8  $224.3 $6,111.4
                                ========    ========   ========  ====== ========


                              Employee
                              Benefits-  Retirement Individual
                              Insurance    Plans    Insurance  Other    Total
                              ---------  ---------- ---------- ------  --------
                                               (In millions)
Three months ended June 30,
 1999:
Revenues:
  Premiums................... $  207.4    $    3.8   $    6.6  $  --   $  217.8
  Net investment income......     38.5        12.9       19.3     3.3      74.0
  Net realized investment
   gains (losses)............      0.8        (0.1)       1.2    (0.2)      1.7
  Contribution from closed
   block.....................      --          --         3.3     --        3.3
  Other......................      0.9         --         --      --        0.9
                              --------    --------   --------  ------  --------
    Total....................    247.6        16.6       30.4     3.1     297.7
                              --------    --------   --------  ------  --------
Benefits and expenses:
  Policyholder benefits......    176.4         2.9        9.2     --      188.5
  Interest paid on
   policyholder funds........      1.7         8.2       11.9     --       21.8
  Operating expenses.........     34.1         5.3        5.2     0.3      44.9
  Commissions................     14.3         0.5        1.0     --       15.8
  Net increase in deferred
   policy acquisition costs..     (0.3)        --        (0.2)    --       (0.5)
                              --------    --------   --------  ------  --------
    Total....................    226.2        16.9       27.1     0.3     270.5
                              --------    --------   --------  ------  --------
Income before income taxes
 and extraordinary item...... $   21.4    $   (0.3)  $    3.3  $  2.8  $   27.2
                              ========    ========   ========  ======  ========


                              Employee
                              Benefits-  Retirement Individual
                              Insurance    Plans    Insurance  Other    Total
                              ---------  ---------- ---------- ------  --------
                                               (In millions)
Six months ended June 30,
 1999:
Revenues:
  Premiums................... $  418.9    $    8.6   $   28.9  $  --   $  456.4
  Net investment income......     74.5        25.2       49.1     5.6     154.4
  Net realized investment
   gains.....................      1.3         --         1.5     --        2.8
  Contribution from closed
   block.....................      --          --         3.3     --        3.3
  Other......................      1.6         --         0.1     --        1.7
                              --------    --------   --------  ------  --------
    Total....................    496.3        33.8       82.9     5.6     618.6
                              --------    --------   --------  ------  --------
Benefits and expenses:
  Policyholder benefits......    353.6         5.1       36.4     --      395.1
  Interest paid on
   policyholder funds........      3.1        16.5       23.5     --       43.1
  Operating expenses.........     66.2        10.9       11.7     0.7      89.5
  Commissions................     27.4         1.0        3.7     --       32.1
  Net increase in deferred
   policy acquisition costs..     (0.6)        --         --      --       (0.6)
                              --------    --------   --------  ------  --------
    Total....................    449.7        33.5       75.3     0.7     559.2
                              --------    --------   --------  ------  --------
Income before income taxes
 and extraordinary item...... $   46.6    $    0.3   $    7.6  $  4.9  $   59.4
                              ========    ========   ========  ======  ========

Total assets................. $2,003.9    $1,432.3   $1,627.3  $521.1  $5,584.6
                              ========    ========   ========  ======  ========

6. COMMITMENTS AND CONTINGENCIES

  The Company has available lines of credit totaling $110.0 million, including a $100.0 million unsecured revolving line of credit available through June 30, 2001. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rates are based on current market rates. Under the credit agreements, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. On June 30, 2000, the Company was in compliance with all such covenants. At June 30, 2000, $11.6 million was outstanding on the lines of credit.

  In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending at June 30, 2000. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial position, results of operations, or cashflows.

                        INDEPENDENT ACCOUNTANTS' REPORT

StanCorp Financial Group, Inc.:

  We have reviewed the accompanying consolidated balance sheet of StanCorp Financial Group, Inc. and subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2000 and 1999, the consolidated statement of changes in shareholders' equity for the six month period ended June 30, 2000 and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2000 (February 23, 2000 as to
Note 14), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 and the consolidated statement of shareholders' equity for the year ended December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet and the consolidated statement of shareholders' equity from which it has been derived.

DELOITTE & TOUCHE LLP

Portland, Oregon
July 21, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the consolidated financial condition and results of operations of StanCorp Financial Group, Inc. ("StanCorp") and its subsidiaries (collectively with StanCorp, the "Company") should be read in conjunction with the unaudited consolidated financial statements and related notes thereto.

Forward-looking Statements

  The management of the Company has made in this Form 10-Q, and from time to time may make in its public filings, press releases and oral presentations and discussions, certain statements including statements regarding anticipated development and expansion of the Company's business. Such statements may include the effects of regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to (i) deterioration in morbidity, mortality, and persistency, (ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment on the state or Federal level, (iv) competition from other insurers and financial institutions, (v) achievement of sales or other growth objectives, (vi) achievement of expense management objectives, (vii) changes in claims paying ability ratings, (viii) adverse findings in litigation or other legal proceedings, (ix) deterioration in the experience of the closed block, and (x) on-going risks associated with dependence on information technology systems.

Reorganization Plan

  In December 1997, the board of directors of Standard Insurance Company ("The Standard") authorized management to proceed with the development of a plan of reorganization to convert from a mutual life insurance company to a stock life insurance company, a process known as demutualization. Prior to the reorganization, StanCorp was a wholly owned subsidiary of The Standard and was formed for the purpose of becoming an insurance holding company upon completion of The Standard's reorganization. On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services approving the Plan of Reorganization, dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), The Standard converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp. Also, on April 21, 1999, StanCorp completed an initial public offering of 15.2 million shares of its common stock in addition to 18.7 million shares of common stock distributed to The Standard's policyholders, pursuant to the Plan, in exchange for their membership interests in The Standard. The costs incurred and expensed related to the reorganization for the three and six months ended June 30, 1999 were $1.3 million and $3.6 million, respectively. There were no reorganization costs incurred for the first six months of 2000 and no further reorganization costs are anticipated.

  On the completion of its reorganization, The Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. The Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies. Such support includes payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998 (the period used to determine the closed block funding) if the experience underlying such dividend scales including the portfolio interest rate continues. These assets totaled $601.5 million at June 30, 2000, and are for the benefit of the policies in the closed block.

  The contribution to income before income taxes and extraordinary item from the closed block is reported as a single line item in the consolidated statements of income and comprehensive income. Accordingly, all components of revenues, benefits and expenses for the closed block are shown as a net amount under the caption "Contribution from closed block". Income tax expense applicable to the closed block is reflected as a component of total tax expense. Reporting of the contribution from the closed block as a single line item results in material reductions in the respective line items in the consolidated statements of income and comprehensive income while having no effect on net income. All assets allocated to the closed block are combined and shown as a separate line item in the consolidated balance sheets under the caption "Closed block assets". All liabilities attributable to the closed block are treated similarly and disclosed as a separate line item under the caption "Closed block liabilities". Management believes that a better understanding of the business results when closed block amounts are presented on a combined basis as if the closed block had not been established. Such presentation does not affect the Company's reported net income. Accordingly, the combined presentation set forth below includes revenues and expenses associated with policies included in the closed block:

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        -------------------- -----------------
                                          2000       1999      2000     1999
                                        ---------  --------- -------- --------
                                                    (In millions)
   Revenues:
     Premiums.......................... $   266.7  $   233.5 $  525.5 $  472.1
     Net investment income.............      87.9       84.7    176.0    165.1
     Net realized investment gains.....       2.0        1.7      8.3      2.8
     Other.............................       1.3        0.9      2.0      1.7
                                        ---------  --------- -------- --------
       Total revenues..................     357.9      320.8    711.8    641.7
                                        ---------  --------- -------- --------
   Benefits and expenses:
     Policyholder benefits.............     243.8      228.5    482.9    456.4
     Operating expenses................      55.0       46.2    107.8     90.8
     Commissions.......................      21.6       18.0     40.6     34.3
     Net decrease (increase) in
      deferred policy acquisition
      costs............................      (1.9)       0.9      0.1      0.8
                                        ---------  --------- -------- --------
       Total benefits and expenses.....     318.5      293.6    631.4    582.3
                                        ---------  --------- -------- --------
     Income before income taxes and
      extraordinary item............... $    39.4  $    27.2 $   80.4 $   59.4
                                        =========  ========= ======== ========

Consolidated Results of Operations

 Premiums

  Premiums increased $33.2 million, or 14.2%, for the second quarter of 2000 compared to the second quarter of 1999, and $53.4 million, or 11.3%, for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increases were primarily from growth in the Employee Benefits-Insurance segment. (See "Selected Segment Information".)

 Net Investment Income

  Net investment income is affected primarily by changes in the overall interest rate environment and levels of invested assets. However, these fluctuations are offset, in part, by inverse fluctuations in newly established reserve liabilities due to the use of current interest rate assumptions in discounting those reserve liabilities. Net investment income increased $3.2 million, or 3.8%, for the second quarter of 2000 compared to the second quarter of 1999. Average invested assets increased 5.5% as compared to the second quarter of 1999.

  For the six months ended June 30, 2000 net investment income increased $10.9 million, or 6.6%, compared to the same period in 1999. The increase was the result of an increase in average invested assets of 5.9%. Also contributing to this increase was an increase in income from market value increases in fixed maturities trading portfolio of $2.0 million in the first six months of 2000, primarily occurring in the first quarter.

 Net Realized Investment Gains

  Net realized gains occur primarily as a result of gains on dispositions of the Company's invested assets in the regular course of investment management. Gains on the sale of real estate were $2.2 million for the second quarter of 2000 and $8.5 million for the six month ended June 30, 2000. No real estate gains were incurred for the first six months of 1999. Dispositions of invested assets and associated gains or losses may or may not continue into the future.

 Policyholder Benefits

  Policyholder benefits, including interest paid on policyholder funds, increased $15.3 million, or 6.7%, for the second quarter of 2000 compared to the same period of 1999, and $26.5 million, or 5.8%, for the first six months of 2000 compared to the same period in 1999. The increase primarily resulted from business growth in the Employee Benefits--Insurance segment, as evidenced by the growth in premiums for that segment. The increase was offset in part by improvements in the benefit ratio (policyholder benefits as a percentage of premiums) for the Employee Benefits--Insurance segment. Because benefit ratios are heavily affected by actual claims experience, improvements in the benefit ratio may or may not continue in the future. (See "Selected Segment Information".)

 Operating Expenses

  Operating expenses increased $8.8 million, or 19.0%, for the second quarter of 2000 compared to the second quarter of 1999, and $17.0 million, or 18.7%, for the six months ended June 30, 2000 compared to the same period in 1999. The majority of the increases related to the Employee Benefits--Insurance segment which had increased operating expenses of $6.9 million and $13.0 million for the same periods, respectively, primarily due to business growth as evidenced by premium growth and accelerated expansion activities. (See "Selected Segment Information".)

 Commissions

  Commissions generally fluctuate with premiums, however not directly as new sales in some business lines tend to have higher commission rates than renewal sales. Commissions increased $3.6 million, or 20.0%, for the second quarter of 2000 compared to the second quarter of 1999, and increased $6.3 million, or 18.4%, for the six months ended June 30, 2000 compared to the same period in 1999. The increases were primarily due to growth in sales for the Employee Benefits--Insurance segment. In addition, $1.2 million of the increase in the second quarter of 2000 resulted from an annuity conversion program in the Individual Insurance segment. (See "Selected Segment Information".)

 Net (Increase) Decrease in Deferred Policy Acquisition Costs

  The net expense for deferred policy acquisition costs decreased $2.8 million for the second quarter of 2000 compared to the second quarter of 1999, and decreased $0.7 million for the six months ended June 30, 2000 compared to the same period in 1999. The changes for both periods primarily related to the Individual Insurance segment (see "Selected Segment Information, Individual Insurance Segment").

 Income Taxes

  Total income taxes differ from the amount computed by applying the Federal corporate tax rate of 35% because of the net result of permanent differences and state and local income taxes, net of the Federal benefit. The combined Federal and state effective tax rate was 33.8% and 29.4% for the second quarters of 2000 and

1999, respectively. For the six months ended June 30, 2000 and 1999, the combined effective tax rate was 33.8% and 31.8%, respectively. The lower effective rates for both periods in 1999 resulted primarily from adjustments related to the resolution of uncertainties provided for in prior years.

 Income Before Extraordinary Item

  Income before extraordinary item increased $6.9 million, or 35.9%, for the second quarter of 2000 compared to the second quarter of 1999, and $12.7 million, or 31.4%, for the six months ended June 30, 2000 compared to the same period in 1999. The increase resulted primarily from premium growth and favorable claims experience in the Employee Benefits--Insurance segment.

Selected Segment Information

  The following table sets forth selected segment information for the periods indicated:

                                               Three Months    At or for the
                                                  Ended         Six Months
                                                June 30,      Ended June 30,
                                              -------------  -----------------
                                               2000   1999     2000     1999
                                              ------ ------  -------- --------
                                                       (In millions)
   Revenues:
     Employee Benefits--Insurance segment.... $279.8 $247.6  $  551.3 $  496.3
     Retirement Plans segment................   18.9   16.6      38.0     33.8
     Individual Insurance segment............   51.8   53.4     103.7    106.0
     Other...................................    7.4    3.1      18.8      5.6
                                              ------ ------  -------- --------
       Total revenues........................ $357.9 $320.7  $  711.8 $  641.7
                                              ====== ======  ======== ========
   Income (loss) before income taxes and
    extraordinary item:
     Employee Benefits--Insurance segment.... $ 28.6 $ 21.4  $   54.5 $   46.6
     Retirement Plans segment................    1.0   (0.3)      1.2      0.3
     Individual Insurance segment............    3.9    3.3       9.3      7.6
     Other...................................    5.9    2.8      15.4      4.9
                                              ------ ------  -------- --------
       Total income before income taxes and
        extraordinary item................... $ 39.4 $ 27.2  $   80.4 $   59.4
                                              ====== ======  ======== ========
   Reserves(1):
     Employee Benefits--Insurance segment....                $1,698.8 $1,570.3
     Retirement Plans segment................                   635.6    634.2
     Individual Insurance segment............                 1,558.7  1,535.7
                                                             -------- --------
       Total reserves........................                $3,893.1 $3,740.2
                                                             ======== ========

--------
(1) Reserves consist of future policy benefits and claims and other policyholder funds included on the Company's consolidated balance sheets.

 Employee Benefits--Insurance Segment

  The Employee Benefits--Insurance segment, previously named the Group Insurance segment, markets long and short term disability, life, accidental death and dismemberment, and dental insurance. As the largest of the Company's three segments, Employee Benefits--Insurance premiums accounted for 89.4% and 88.7% of the Company's total premiums for the six months ended June 30, 2000 and 1999, respectively.

  Income before income taxes and extraordinary item for this segment increased $7.2 million, or 33.6%, for the second quarter of 2000 compared to the second quarter of 1999, and $7.9 million, or 17.0%, for the six months ended June 30, 2000 compared to the same period in 1999. The increases were primarily the result of business growth and favorable claims experience. The following table sets forth selected financial data for this segment:

                                                    Three            Six
                                                Months Ended    Months Ended
                                                  June 30,        June 30,
                                                --------------  --------------
                                                 2000    1999    2000    1999
                                                ------  ------  ------  ------
                                                   (Dollars in millions)
   Revenues:
     Premiums.................................  $238.8  $207.4  $469.7  $418.9
     Net investment income....................    39.4    38.5    79.8    74.5
     Net realized investment gains (losses)...     0.4     0.8    (0.1)    1.3
     Other....................................     1.2     0.9     1.9     1.6
                                                ------  ------  ------  ------
       Total revenues.........................   279.8   247.6   551.3   496.3
                                                ------  ------  ------  ------
   Benefits and expenses:
     Policyholder benefits....................   194.7   178.1   386.6   356.7
     Operating expenses.......................    41.0    34.1    79.2    66.2
     Commissions..............................    16.8    14.3    32.5    27.4
     Net increase in deferred policy
      acquisition costs.......................    (1.3)   (0.3)   (1.5)   (0.6)
                                                ------  ------  ------  ------
       Total benefits and expenses............   251.2   226.2   496.8   449.7
                                                ------  ------  ------  ------
   Income before income taxes and
    extraordinary item........................  $ 28.6  $ 21.4  $ 54.5  $ 46.6
                                                ======  ======  ======  ======
   Benefit ratio (% of premiums)..............    81.5%   85.9%   82.3%   85.2%
   Operating expense ratio (% of premiums)....    17.2    16.4    16.9    15.8

  When adjusted to exclude experience rated refunds of $8.0 million for the second quarter of 2000 and $3.4 million for the second quarter of 1999, premiums increased $36.0 million, or 17.1%. When adjusted to exclude experience rated refunds of $12.6 million and $3.7 million for the six months ended June 30, 2000 and 1999 respectively, premiums increased $59.7 million, or 14.1%. Experience rated refunds are a return of premium for certain large employee benefits insurance contracts with favorable claims experience and can fluctuate from period to period. The increases in premiums were primarily the result of expansion of the segment's distribution system.

  Net investment income increased $0.9 million, or 2.3%, for the second quarter of 2000 compared to the second quarter of 1999, and $5.3 million, or 7.1%, for the six months ended June 30, 2000 compared to the same period in 1999. The increases for both comparative periods were consistent with consolidated results (see "Consolidated Results of Operations, Net Investment Income").

  Policyholder benefits increased $16.6 million, or 9.3%, for the second quarter of 2000 compared to the second quarter of 1999 and $29.9 million, or 8.4%, for the six months ended June 30, 2000 compared to the same period for 1999. The increase was primarily a result of business growth, as evidenced by premium growth, offset in part by improvement in the benefit ratio to 81.5% for the second quarter of 2000 from 85.9% for the second quarter of 1999. The benefit ratio improved to 82.3% for the six months ended June 30, 2000 from 85.2% for the same period in 1999. The improvements in the benefit ratio for both comparative periods reflect favorable claims experience. Because the benefit ratio is heavily affected by actual claims experience, the improvements in the benefit ratio may or may not continue in the future.

  Operating expenses increased $6.9 million, or 20.2%, for the second quarter of 2000 compared to the second quarter of 1999, and increased $13.0 million, or 19.6%, for the six months ended June 30, 2000 compared to the same period in 1999. The increase was due in part to business growth, as evidenced by premium growth, and the acceleration of growth plans for new offices and sales representatives in the central and eastern regions of the United States. For the six months ended June 30, 2000, approximately $0.7 million is directly attributable to expansion efforts, including the development of a life insurance subsidiary in the state of New York. Additional expenditures for accelerated expansion are estimated at $3.7 million for the remainder of 2000. Management anticipates new sales from these growth areas to begin in early 2001.

  Commissions increased $2.5 million, or 17.5%, for the second quarter of 2000 over the second quarter of 1999 and $5.1 million, or 18.6%, for the six months ended June 30, 2000 compared to the same period in 1999. Increases for both periods resulted from related premium growth.

 Retirement Plans Segment

  The Retirement Plans segment offers full service 401(k) and other pension plan products and services. Income before income taxes and extraordinary item for the second quarter of 2000 increased $1.3 million compared to the second quarter of 1999, and increased $0.9 million for the six months ended June 30, 2000 compared to the same period in 1999. Management believes that profitability in this segment depends upon significant increases in assets under management in future years to achieve economies of scale. Total assets under management grew 25.9% since June 30, 1999. The following table sets forth selected financial data for the Retirement Plans segment for the periods indicated:

                                                              At or for the
                                            Three Months       Six Months
                                           Ended June 30,    Ended June 30,
                                           ---------------  ------------------
                                            2000    1999      2000      1999
                                           ------- -------  --------  --------
                                                 (Dollars in millions)
   Revenues:
     Premiums............................  $   5.8 $   3.8  $   12.0  $    8.6
     Net investment income...............     13.0    12.9      26.0      25.2
     Net realized investment gains
      (losses)...........................      0.1    (0.1)      --        --
                                           ------- -------  --------  --------
       Total revenues....................     18.9    16.6      38.0      33.8
                                           ------- -------  --------  --------
   Benefits and expenses:
     Policyholder benefits...............     11.0    11.1      22.7      21.6
     Operating expenses..................      6.1     5.3      12.5      10.9
     Commissions.........................      0.8     0.5       1.6       1.0
                                           ------- -------  --------  --------
       Total benefits and expenses.......     17.9    16.9      36.8      33.5
                                           ------- -------  --------  --------
   Income (loss) before income taxes and
    extraordinary item...................  $   1.0 $  (0.3) $    1.2  $    0.3
                                           ======= =======  ========  ========
   Annualized operating expense ratio (%
    of average assets under management)..                        1.5%      1.6%
   Assets under management:
     General account.....................                   $  635.5  $  634.2
     Separate accounts...................                    1,159.2     791.5
                                                            --------  --------
       Total.............................                   $1,794.7  $1,425.7
                                                            ========  ========

  Premiums increased almost $2 million, or 52.6%, for the second quarter of 2000 compared to the second quarter of 1999, and $3.4 million, or 39.5%, for the six months ended June 30, 2000 compared to the same period in 1999. The increases for both periods were due to fees for increased assets under management.

  Net investment income increased $0.1 million, or 0.8% for the second quarter of 2000 compared to the second quarter of 1999, and increased $0.8 million, or 3.2%, for the six months ended June 30, 2000 compared to the same period in 1999. The profitability of the retirement plans segment is, in part, dependent on the maintenance of targeted interest rate spreads on general account assets under management. Therefore, policyholder benefits (which include interest credited to policyholders) should generally trend with net investment income. Policyholder benefits were relatively stable for the second quarter of 2000 compared to the second quarter of 1999, and increased $1.1 million, or 5.1%, for the six months ended June 30, 2000 compared to the same period in 1999.

  Operating expenses increased $0.8 million, or 15.1%, for the second quarter of 2000 compared to the second quarter of 1999, and $1.6 million, or 14.7%, for the six months ended June 30, 2000 compared to the same period in 1999. Annualized operating expenses as a percentage of average assets under management declined to 1.5% for the six months ended June 30, 2000 from 1.6% for the same period in 1999. Expenses are expected to increase during the remainder of the year due to on-going growth in field operations.

 Individual Insurance Segment

  Income before income taxes and extraordinary item for this segment increased $0.6 million, or 18.2%, for the second quarter of 2000 compared to the second quarter of 1999, and increased $1.7 million, or 22.4%, for the six months ended June 30, 2000 compared to the same period in 1999. Careful expense management and favorable claims experience contributed to the increases. The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

                                                              At or for the
                                          Three Months         Six Months
                                         Ended June 30,      Ended June 30,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
                                               (Dollars in millions)
   Revenues:
     Premiums.........................  $   22.1  $   22.3  $   43.8  $   44.7
     Net investment income............      30.2      30.0      60.0      59.8
     Net realized investment gains
      (losses)........................      (0.6)      1.1      (0.1)      1.5
     Other............................       0.1       --        --        --
                                        --------  --------  --------  --------
       Total revenues.................      51.8      53.4     103.7     106.0
                                        --------  --------  --------  --------
   Benefits and expenses:
     Policyholder benefits............      38.1      39.2      73.6      78.1
     Operating expenses...............       6.4       6.5      12.7      13.0
     Commissions......................       4.0       3.2       6.5       5.9
     Net (increase) decrease in
      deferred policy acquisition
      costs...........................      (0.6)      1.2       1.6       1.4
                                        --------  --------  --------  --------
       Total benefits and expenses....      47.9      50.1      94.4      98.4
                                        --------  --------  --------  --------
   Income before income taxes and
    extraordinary item................  $    3.9  $    3.3  $    9.3  $    7.6
                                        ========  ========  ========  ========
   Operating expense ratio (% of
    premiums).........................      29.0%     29.2%     29.0%     29.1%
   Life insurance in force............                      $7,395.4  $7,872.7


  Premiums were relatively stable for the second quarter of 2000 compared to the second quarter of 1999, and decreased $0.9 million, or 2.0%, for the six months ended June 30, 2000 compared to the same period in 1999. Policyholder benefits decreased $1.1 million, or 2.8%, for the second quarter of 2000 compared to the second quarter of 1999, and decreased $4.5 million, or 5.8%, for the six months ended June 30, 2000 compared to the same period in 1999. Decreases in premium resulted primarily from declining demand for life insurance due to a maturing individual insurance market. Consistent with decreases in premium, policyholder benefits declined as well. Management believes the market for the fixed life products offered by The Standard's Individual Insurance segment has matured and provides limited growth opportunities. However, management believes potential growth opportunities exist in other products within this segment.

  Operating expenses were relatively stable for the second quarter of 2000 compared to the second quarter of 1999, and decreased $0.3 million, or 2.3%, for the six months ended June 30, 2000 compared to the same period in 1999. When taken as a percentage of premiums operating expenses were 29.0% and 29.2% for the second quarters of 2000 and 1999, respectively.

  Net expense related to deferred acquisition costs decreased $1.8 million for the second quarter of 2000 compared to the second quarter of 1999, primarily due to an annual evaluation of assumptions made in determining the rate of amortization of deferred acquisition costs. The increase in net expense of $0.2 million for the six months ended June 30, 2000 compared to the same period in 1999 reflected the annual evaluation of assumptions described above, offset by the effect of decreases in new sales and a slight decrease in persistency experienced in the first quarter of 2000.

 Other

  Other businesses primarily include return on capital not allocated to the business segments, income from StanCorp Mortgage Investors, LLC and gains and losses related to real estate investments owned by The Standard. Income before income taxes and extraordinary item for the second quarter ended June 30, 2000 and 1999 was $5.9 million and $2.8 million, respectively, and $15.4 million and $4.9 million for the first six months of 2000 and 1999, respectively. Net realized investment gains for other businesses, primarily from real estate sales, were $2.1 million for the first quarter of 2000, and $8.5 million for the six months ended June 30, 2000. There were no realized investment gains or losses during the first six months of 1999. Disposition of invested assets and associated gains and losses may or may not continue into the future.

Liquidity and Capital Resources

 Operating Cash Flows

  Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders and beneficiaries, operating expenses, commissions and taxes.

 Investing Cash Flows

  Investing cash inflows consist primarily of the proceeds from sales or maturities of investments. Investing cash outflows consist primarily of payments for investments acquired. Since future benefit payments are principally intermediate- and long-term obligations, the Company's investments are predominantly intermediate- and long-term fixed-rate instruments, such as fixed maturity securities and mortgage loans. Such investments are expected to provide sufficient cash flow to cover the future benefit payment obligations. The nature and quality of various types of investments purchased by The Standard must comply with statutes and regulations imposed by Oregon and other states in which The Standard is licensed. The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. In the normal course of business, the Company commits to fund mortgage loans generally up to 90 days in advance.

  The market values of the Company's investments vary with changing economic and market conditions and interest rates. The Company is subject to the risk of default on principal and interest payments by the issuers of the fixed maturity securities it owns. Although almost all of the fixed maturity securities are investment-grade and the Company believes it maintains prudent issuer diversification, a major economic downturn could result in issuer defaults. Since fixed maturity securities, including those maintained within the closed block, represent 49.9% of the Company's total general account invested assets at June 30, 2000, such defaults could materially adversely affect the Company's business, financial position, results of operations, or cashflows.

  At June 30, 2000, mortgage loans, including those maintained within the closed block, represented 44.2% of the total general account invested assets and were collateralized by properties located in the Central region representing 22.2% of the portfolio, the Eastern region representing 12.1%, and the Western region representing

65.7%. Of the total mortgage loan portfolio, 41.6% of the collateralized properties were located in the state of California. The Company generally does not require earthquake insurance for properties on which it makes mortgage loans. The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.4% of the portfolio, industrial properties, representing 26.5%, and office properties, representing 17.8%. The remaining 7.3% of properties in the portfolio include commercial, apartment, residential, and agricultural properties. The Company's mortgage loans face both delinquency and default risk. The delinquency and loss performance of The Standard's mortgage loan portfolio have consistently outperformed the industry averages, as reported by the American Council of Life Insurance, by wide margins. At June 30, 2000, there were five loans delinquent or in process of foreclosure. The performance of the Company's mortgage loan portfolio, however, may fluctuate in the future. Should the delinquency rate of the Company's mortgage loan portfolio increase, the increase could have a material adverse effect on the Company's business, financial position, results of operations, or cashflows.

  It is management's objective to generally align the cash flow characteristics of assets and liabilities to ensure that the Company's financial obligations can be met under a wide variety of economic conditions. Most of The Standard's policy liabilities result from long term disability reserves that have proven to be very stable over time, participating individual life insurance products and other life insurance and annuity products on which interest rates can be adjusted periodically, and products associated with the separate accounts. Policyholders or claimants may not withdraw from The Standard's large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. This holding of stable long-term reserves makes it possible for The Standard to allocate a greater portion of its assets to long-term commercial mortgage loans, a benefit many other insurance companies do not experience. Annual cash flow scenario testing is used to assess interest rate risk and to permit The Standard's investment policy to be modified whenever necessary to address changing economic environments. The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to these liabilities are generated under various interest rate scenarios. These actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, The Standard's reserves and related items at December 31, 1999 made adequate provision for the anticipated cash flows required to meet The Standard's contractual obligations and related expenses. There have been no material changes since that time in interest rate risks faced by the Company.

  At June 30, 2000, the Company had outstanding commitments to fund or acquire various assets totaling $114.9 million. Such commitments were principally mortgage loans with interest rates ranging from 7.9% to 9.1%. The Company's capital expenditures are estimated to be $8.4 million for 2000.

 Financing Cash Flows

  Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on lines of credit, issuance and repurchase of common stock, and dividends paid on common stock.

  The Company has available lines of credit totaling $110.0 million, including a $100.0 million unsecured revolving line of credit available through June 30, 2001. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rates are based on current market rates. Under the credit agreements, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. At June 30, 2000, the Company was in compliance with all such covenants. At June 30, 2000, $11.6 million was outstanding on the lines of credit.

  There were no shares of common stock repurchased during the second quarter of 2000. Total shares repurchased during the six months ended June 30, 2000 were 1.0 million at a total cost of $24.5 million. At June 30, 2000,
1.0 million shares continue to be available under the remaining repurchase program authorized by StanCorp's board of directors. All repurchases are to be effected in the open market or in negotiated transactions in compliance with safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

  On August 7, 2000, the board of directors of StanCorp declared a quarterly dividend of $0.07 per share of common stock. The dividend is payable on September 8, 2000 to shareholders of record at the close of business on August 18, 2000.

  StanCorp's ability to pay dividends to its shareholders and meet its obligations substantially depends upon the receipt of dividends from The Standard. The Standard's ability to pay dividends to StanCorp is regulated under Oregon law. Under Oregon law, The Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Department") to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10% of The Standard's combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31st last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Department broad discretion to disapprove requests for dividends in excess of these limits. Based on its statutory results, The Standard paid dividends totaling $50.6 million to StanCorp during the first six months of 2000, and will be permitted to pay an additional $65.1 million in dividends to StanCorp in 2000 without obtaining the Department's approval. The foregoing limitations on dividends would not apply to any dividends to StanCorp from the non-insurance subsidiaries. Combined net income of the non-insurance subsidiaries, before elimination of intercompany amounts, was $3.3 million and $2.9 million for the six months ended June 30, 2000 and 1999, respectively.

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

 Insolvency Assessments

  Insolvency regulations exist in many of the jurisdictions in which The Standard is doing business. Such regulations may require life insurance companies within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent life insurance companies. Association assessments levied against The Standard from January 1, 1998 through June 30, 2000 aggregated $1.0 million. At June 30, 2000, The Standard maintained a reserve of $1.1 million for future assessments in respect of currently impaired, insolvent or failed insurers.

Dependence on Information Technology Systems

  The Company is dependent on information technology systems to support its ability to conduct business. All of these systems are vulnerable to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The Company has not yet been subject to a denial of service or serious interruption from a viral internet incident.

  Management believes that its information technology and systems are adequate to meet the requirements of its business and operations. It continues to make significant investments of capital for infrastructure, system development and maintenance, system security and staffing, and staff development. However, there can be no assurance that future incidents, whether of an external, malicious nature, or arising from the functioning and relationships among the Company's information systems, will not result in a disruption of operations or material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

Litigation

  In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of June 30, 2000. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

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

  None

ITEM 5: OTHER INFORMATION

  None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit Index

     10.2  1999 Omnibus Stock Incentive Plan, As Amended
     10.9  $100 Million Credit Agreement, US Bank
     10.10 $10 Million Line of Credit Agreement Extension, Wells Fargo
     15    Letter re: Unaudited interim financial statements
     27    Financial Data Schedule

  (b) No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  /s/ Eric E. Parsons
Date: August 14, 2000                     By: _________________________________
                                                      Eric E. Parsons
                                                   Senior Vice President
                                                and Chief Financial Officer
                                               (Principal Financial Officer)

Date: August 14, 2000                             /s/ Cindy J. McPike
                                          By: _________________________________
                                                      Cindy J. McPike
                                                  Assistant Vice President
                                                  Controller and Treasurer
                                               (Principal Accounting Officer)

                                 EXHIBITS INDEX

                                                                  Method of
 Number Name                                                        Filing
 ------ ----                                                    --------------

 10.2   1999 Omnibus Stock Incentive Plan, As Amended           Filed herewith

 10.9   $100 Million Credit Agreement, US Bank                  Filed herewith

        $10 Million Line of Credit Agreement Extension, Wells
 10.10  Fargo                                                   Filed herewith

 15     Letter re: Unaudited interim financial statements       Filed herewith

 27     Financial Data Schedule                                 Filed herewith