Form 10-Q
period 2000-09-30
STANCORP FINANCIAL GROUP INC
filed 2000-11-03
CIK 1079577

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

    For the Quarterly Period Ended September 30, 2000

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

   As of October 30, 2000 there were 31,977,417 shares of the Registrant's common stock, no par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                          -----
                          PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         Unaudited Consolidated Statements of Income and Comprehensive
          Income for the three and nine months ended September 30, 2000
          and 1999.....................................................      1

         Unaudited Consolidated Balance Sheets at September 30, 2000
          and December 31, 1999........................................      2

         Unaudited Consolidated Statements of Changes in Shareholders'
          Equity for the year ended December 31, 1999 and the nine
          months ended September 30, 2000..............................      3

         Unaudited Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2000 and 1999.....................      4

         Notes to Unaudited Consolidated Financial Statements..........      5

         Independent Accountants' Report...............................     11

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS....................................     12

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....     22

                           PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.............................................     23

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................     23

 ITEM 3. DEFAULTS UPON SENIOR DEBT.....................................     23

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     23

 ITEM 5. OTHER INFORMATION.............................................     23

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................     23

 SIGNATURES.............................................................    24

                         STANCORP FINANCIAL GROUP, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF INCOMEAND COMPREHENSIVE INCOME
                        (In millions--except share data)

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
Revenues:
  Premiums..................... $    263.8  $    223.6  $    759.6  $    680.1
  Net investment income........       79.1        73.7       234.9       228.1
  Net realized investment gains
   (losses)....................       (1.0)       (0.6)        7.3         2.2
  Contribution from closed
   block.......................        0.7         5.3         3.6         8.6
  Other........................        1.4         0.9         3.3         2.5
                                ----------  ----------  ----------  ----------
    Total......................      344.0       302.9     1,008.7       921.5
                                ----------  ----------  ----------  ----------
Benefits and expenses:
  Policyholder benefits........      214.2       184.1       613.1       579.1
  Interest paid on policyholder
   funds.......................       23.2        22.0        66.4        65.1
  Operating expenses...........       55.8        48.1       161.9       137.8
  Commissions..................       19.5        18.2        59.2        50.3
  Net increase in deferred
   policy acquisition costs....       (4.1)       (0.9)       (7.6)       (1.5)
                                ----------  ----------  ----------  ----------
    Total......................      308.6       271.5       893.0       830.8
                                ----------  ----------  ----------  ----------

Income before income taxes and
 extraordinary item............       35.4        31.4       115.7        90.7
Income taxes...................       11.5        10.5        38.6        29.3
                                ----------  ----------  ----------  ----------


Income before extraordinary
 item..........................       23.9        20.9        77.1        61.4
Extraordinary item, net of
 tax...........................        --          0.9         --          4.5
                                ----------  ----------  ----------  ----------

Net income.....................       23.9        20.0        77.1        56.9
                                ----------  ----------  ----------  ----------

Other comprehensive income
 (loss), net of tax:
  Unrealized gains (losses) on
   securities available-for-
   sale........................       14.9       (12.6)       12.7       (84.0)
  Adjustment for realized gains
   (losses)....................        0.4        (1.0)       (0.6)       (3.7)
                                ----------  ----------  ----------  ----------
    Total......................       15.3       (13.6)       12.1       (87.7)
                                ----------  ----------  ----------  ----------

Comprehensive income (loss).... $     39.2  $      6.4  $     89.2  $    (30.8)
                                ==========  ==========  ==========  ==========


Net income per share:
  Basic........................ $     0.75  $     0.59  $     2.41
  Diluted......................       0.75        0.59        2.40

Weighted-average shares
 outstanding:
  Basic........................ 31,731,409  33,927,415  31,966,547
  Diluted...................... 32,032,568  33,933,811  32,187,184

           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (In millions--except share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                       ASSETS
                       ------
Investments:
  Investment securities.............................   $2,123.5      $2,064.7
  Mortgage loans....................................    1,922.2       1,779.1
  Real estate, net..................................       84.0          98.5
  Policy loans......................................       20.2          20.5
                                                       --------      --------
    Total investments...............................    4,149.9       3,962.8
Cash and cash equivalents...........................       35.6          38.9
Deferred policy acquisition costs...................       61.2          54.2
Premiums and other receivables......................       90.2          75.3
Accrued investment income...........................       55.0          53.3
Property and equipment, net.........................       70.1          69.0
Other assets........................................       22.1          11.5
Separate account assets.............................    1,185.5         992.3
Closed block assets.................................      601.8         599.8
                                                       --------      --------
    Total...........................................   $6,271.4      $5,857.1
                                                       ========      ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Future policy benefits and claims.................   $1,808.3      $1,683.4
  Other policyholder funds..........................    1,524.6       1,538.6
  Deferred tax liabilities..........................       71.8          66.5
  Other liabilities.................................      145.5          96.9
  Separate account liabilities......................    1,185.5         992.3
  Closed block liabilities..........................      636.5         639.5
                                                       --------      --------
    Total liabilities...............................    5,372.2       5,017.2
                                                       --------      --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, 100,000,000 shares authorized;
   none issued......................................        --            --
  Common stock, no par, 300,000,000 shares
   authorized;
    31,982,129 shares issued at September 30, 2000;
    32,774,098 shares issued at December 31, 1999...      796.2         819.7
  Accumulated other comprehensive loss..............      (25.5)        (37.6)
  Retained earnings.................................      128.5          57.8
                                                       --------      --------
    Total shareholders' equity......................      899.2         839.9
                                                       --------      --------
    Total...........................................   $6,271.4      $5,857.1
                                                       ========      ========

           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In millions--except share data)

                                                                Accumulated
                                             Common Stock          Other                   Total
                                          -------------------  Comprehensive Retained  Shareholders'
                                            Shares     Amount  Income (Loss) Earnings     Equity
                                          -----------  ------  ------------- --------  -------------
Balance, January 1, 1999................          --   $  --      $  74.2    $ 765.1      $ 839.3
Net income..............................          --      --          --        79.9         79.9
Other comprehensive loss, net of tax....          --      --       (111.8)       --        (111.8)
Common stock:
  Reorganization........................   18,718,015   515.3         --      (783.2)      (267.9)
  Initial public offering...............   15,209,400   336.5         --         --         336.5
  Repurchased...........................   (1,277,931)  (34.2)        --         --         (34.2)
  Issued under employee stock plans.....       56,910     1.1         --         --           1.1
  Issued under various incentive plans..       67,704     1.0         --         --           1.0
Dividends declared on common stock......          --      --          --        (4.0)        (4.0)
                                          -----------  ------     -------    -------      -------
Balance, December 31, 1999..............   32,774,098  $819.7     $ (37.6)   $  57.8      $ 839.9
                                          -----------  ------     -------    -------      -------

Net income..............................          --      --          --        77.1         77.1
Other comprehensive income, net of tax..          --      --         12.1        --          12.1
Common stock:
  Repurchased...........................     (981,700)  (24.5)        --         --         (24.5)
  Issued to directors...................        3,490     0.2         --         --           0.2
  Issued under employee stock plans.....          --     (0.7)        --         --          (0.7)
  Issued under various incentive plans..      180,000     1.4         --         --           1.4
  Exercise of stock options.............        6,241     0.1         --         --           0.1
Dividends declared on common stock......          --      --          --        (6.4)        (6.4)
                                          -----------  ------     -------    -------      -------
Balance, September 30, 2000.............   31,982,129  $796.2     $ (25.5)   $ 128.5      $ 899.2
                                          ===========  ======     =======    =======      =======



           See Notes to Unaudited Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Operating:
  Net income............................................... $   77.1  $   56.9
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Net realized investment gains..........................     (7.3)     (2.1)
    Depreciation and amortization..........................     26.4      20.5
    Deferral of policy acquisition costs...................    (21.0)    (17.0)
    Deferred income taxes..................................     (1.5)    (14.3)
    Changes in other assets and liabilities:
      Trading securities...................................     (2.0)    (34.3)
      Receivables and accrued income.......................    (16.6)    (10.8)
      Future policy benefits and claims....................    124.9     136.8
      Closed block, net....................................     (5.0)      6.2
      Other, net...........................................     16.9       9.2
                                                            --------  --------
        Net cash provided by operating activities..........    191.9     151.1
                                                            --------  --------
Investing:
  Proceeds of investments sold, matured, or repaid:
    Fixed maturity securities--available-for-sale..........    159.6     275.6
    Mortgage loans.........................................    192.4     244.6
    Real estate............................................     19.4       --
    Other investments......................................      8.3       --
  Costs of investments acquired:
    Fixed maturity securities--available-for-sale..........   (207.9)   (387.6)
    Mortgage loans.........................................   (335.5)   (438.9)
    Real estate............................................     (1.2)    (10.9)
    Other investments......................................      --       (1.2)
  Property and equipment, net..............................     (7.5)     (7.3)
                                                            --------  --------
        Net cash used in investing activities..............   (172.4)   (325.7)
                                                            --------  --------
Financing:
  Policyholder fund deposits...............................    545.0     372.1
  Policyholder fund withdrawals............................   (559.0)   (358.6)
  Borrowings on line of credit.............................    184.3       --
  Repayments on line of credit.............................   (163.2)      --
  Issuance of common stock.................................      1.0     336.5
  Repurchase of common stock...............................    (24.5)      --
  Dividends paid on common stock...........................     (6.4)     (2.0)
  Payments to eligible policyholders upon reorganization...      --     (176.7)
                                                            --------  --------
        Net cash provided by (used in) financing
         activities........................................    (22.8)    171.3
                                                            --------  --------
Decrease in cash and cash equivalents......................     (3.3)     (3.3)
Cash and cash equivalents, beginning of period.............     38.9      60.4
                                                            --------  --------
Cash and cash equivalents, end of period................... $   35.6  $   57.1
                                                            ========  ========
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
    Interest............................................... $   66.9  $   65.6
    Income taxes...........................................     55.7       8.7

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

   StanCorp's principal subsidiary, The Standard, underwrites group and individual disability, life and annuity products, and dental insurance for groups. The Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. In the state of New York, The Standard is accredited for reinsurance only.

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

2. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenue and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial condition at September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. Interim results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. This report should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period's presentation.

3. ACCOUNTING PRONOUNCEMENTS

   In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces previously issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 is effective prospectively for transfers and servicing occurring after March 31, 2001 and for securitizations and recognition and reclassification of collateral for fiscal years ending after December 31, 2000. StanCorp's current accounting recognition procedures are compliant with the requirements of SFAS 140.

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

   Summarized balance sheet information for the closed block was as follows:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                            (In millions)
                       ASSETS
                       ------
Investments:
  Investment securities..............................    $224.1        $220.3
  Mortgage loans.....................................     156.8         147.1
  Policy loans.......................................     151.4         158.4
                                                         ------        ------
    Total investments................................     532.3         525.8
Cash and cash equivalents............................       3.4           1.8
Deferred policy acquisition costs....................      61.2          66.0
Premiums and other receivables.......................       1.8           3.3
Accrued investment income............................       3.1           2.9
                                                         ------        ------
    Closed block assets..............................    $601.8        $599.8
                                                         ======        ======


                     LIABILITIES
                     -----------
Future policy benefits and claims....................    $586.7        $585.0
Other policyholder funds.............................      34.0          33.1
Deferred tax liabilities.............................      12.1          17.8
Other liabilities....................................       3.7           3.6
                                                         ------        ------
    Closed block liabilities.........................    $636.5        $639.5
                                                         ======        ======

   The excess of closed block liabilities over closed block assets represents estimated future contribution from the closed block, which will be recognized in the Company's consolidated statements of income and comprehensive income over the period the underlying policies and contracts remain in force.

   Summarized financial results for the closed block were as follows:

                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                          2000      1999       2000     1999
                                        --------- ---------  -------- --------
                                                    (In millions)
   Revenues:
     Premiums.......................... $    13.1 $    14.4  $   42.8 $   30.1
     Net investment income.............      10.2      10.2      30.4     20.9
                                        --------- ---------  -------- --------
       Total revenues..................      23.3      24.6      73.2     51.0
                                        --------- ---------  -------- --------
   Benefits and expenses:
     Policyholder benefits.............      20.1      20.4      60.4     38.3
     Interest paid on policyholder
      funds............................       0.3       0.2       0.8      0.5
     Operating expenses................       0.7       0.2       2.4      1.5
     Commissions.......................       0.3      (1.2)      1.2      1.0
     Net decrease (increase) in
      deferred policy acquisition
      costs............................       1.2      (0.3)      4.8      1.1
                                        --------- ---------  -------- --------
       Total benefits and expenses.....      22.6      19.3      69.6     42.4
                                        --------- ---------  -------- --------
         Contribution from closed
          block........................ $     0.7 $     5.3  $    3.6 $    8.6
                                        ========= =========  ======== ========

   Financial results presented for the closed block for the nine months ended September 30, 1999 include results from the completion of the reorganization on April 21, 1999 through September 30, 1999. Commissions for the third quarter of 1999 included the reclass of $1.6 million in charges out of the closed block. This adjustment had no effect on net income for the Company.

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

   The following table sets forth selected segment information:

                             Employee
                             Benefits-  Retirement Individual
                             Insurance    Plans    Insurance  Other    Total
                             ---------  ---------- ---------- ------  --------
                                              (In millions)
Three months ended
 September 30, 2000:
Revenues:
  Premiums.................  $  248.8    $    6.4   $    8.6  $  --   $  263.8
  Net investment income....      41.5        12.7       20.4     4.5      79.1
  Net realized investment
   losses..................      (0.1)        --        (0.2)   (0.7)     (1.0)
  Contribution from closed
   block...................       --          --         0.7     --        0.7
  Other....................       1.4         --         0.1    (0.1)      1.4
                             --------    --------   --------  ------  --------
    Total..................     291.6        19.1       29.6     3.7     344.0
                             --------    --------   --------  ------  --------
Benefits and expenses:
  Policyholder benefits....     203.6         3.7        6.9     --      214.2
  Interest paid on
   policyholder funds......       1.9         8.8       12.5     --       23.2
  Operating expenses.......      41.5         6.4        5.9     2.0      55.8
  Commissions..............      16.3         0.7        2.5     --       19.5
  Net increase in deferred
   policy acquisition
   costs...................      (1.8)        --        (2.3)    --       (4.1)
                             --------    --------   --------  ------  --------
    Total..................     261.5        19.6       25.5     2.0     308.6
                             --------    --------   --------  ------  --------
Income (loss) before income
 taxes and extraordinary
 item......................  $   30.1    $   (0.5)  $    4.1  $  1.7  $   35.4
                             ========    ========   ========  ======  ========
                             Employee
                             Benefits-  Retirement Individual
                             Insurance    Plans    Insurance  Other    Total
                             ---------  ---------- ---------- ------  --------
                                              (In millions)
Nine months ended September
 30, 2000:
Revenues:
  Premiums.................  $  718.5    $   18.4   $   22.7  $  --   $  759.6
  Net investment income....     121.3        38.7       60.2    14.7     234.9
  Net realized investment
   gains (losses)..........      (0.2)        --        (0.3)    7.8       7.3
  Contribution from closed
   block...................       --          --         3.6     --        3.6
  Other....................       3.3         --         0.1    (0.1)      3.3
                             --------    --------   --------  ------  --------
    Total..................     842.9        57.1       86.3    22.4   1,008.7
                             --------    --------   --------  ------  --------
Benefits and expenses:
  Policyholder benefits....     586.8         9.7       16.6     --      613.1
  Interest paid on
   policyholder funds......       5.3        25.5       35.6     --       66.4
  Operating expenses.......     120.7        18.9       16.9     5.4     161.9
  Commissions..............      48.8         2.3        8.1     --       59.2
  Net increase in deferred
   policy acquisition
   costs...................      (3.3)        --        (4.3)    --       (7.6)
                             --------    --------   --------  ------  --------
    Total..................     758.3        56.4       72.9     5.4     893.0
                             --------    --------   --------  ------  --------
Income before income taxes
 and extraordinary item....  $   84.6    $    0.7   $   13.4  $ 17.0  $  115.7
                             ========    ========   ========  ======  ========
Total assets...............  $2,430.1    $1,878.8   $1,736.6  $225.9  $6,271.4
                             ========    ========   ========  ======  ========

                               Employee
                               Benefits-  Retirement Individual
                               Insurance    Plans    Insurance  Other   Total
                               ---------  ---------- ---------- ------ --------
                                                (In millions)
Three months ended September
 30, 1999:
Revenues:
  Premiums.................... $  213.4    $    4.4   $    5.8  $  --  $  223.6
  Net investment income.......     37.9        12.7       19.3     3.8     73.7
  Net realized investment
   gains (losses).............     (0.3)       (0.4)       --      0.1     (0.6)
  Contribution from closed
   block......................      --          --         5.3     --       5.3
  Other.......................      0.9         --         --      --       0.9
                               --------    --------   --------  ------ --------
    Total.....................    251.9        16.7       30.4     3.9    302.9
                               --------    --------   --------  ------ --------
Benefits and expenses:
  Policyholder benefits.......    177.8         2.9        3.4     --     184.1
  Interest paid on
   policyholder funds.........      1.7         8.3       12.0     --      22.0
  Operating expenses..........     34.7         6.1        6.2     1.1     48.1
  Commissions.................     13.4         0.5        4.3     --      18.2
  Net increase (decrease) in
   deferred policy acquisition
   costs......................     (1.8)        --         0.9     --      (0.9)
                               --------    --------   --------  ------ --------
    Total.....................    225.8        17.8       26.8     1.1    271.5
                               --------    --------   --------  ------ --------
Income (loss) before income
 taxes and extraordinary
 item......................... $   26.1    $   (1.1)  $    3.6  $  2.8 $   31.4
                               ========    ========   ========  ====== ========
                               Employee
                               Benefits-  Retirement Individual
                               Insurance    Plans    Insurance  Other   Total
                               ---------  ---------- ---------- ------ --------
                                                (In millions)
Nine months ended September
 30, 1999:
Revenues:
  Premiums.................... $  632.3    $   13.0   $   34.8  $  --  $  680.1
  Net investment income.......    112.3        37.9       68.2     9.7    228.1
  Net realized investment
   gains (losses).............      0.9        (0.3)       1.6     --       2.2
  Contribution from closed
   block......................      --          --         8.6     --       8.6
  Other.......................      2.6         --        (0.1)    --       2.5
                               --------    --------   --------  ------ --------
    Total.....................    748.1        50.6      113.1     9.7    921.5
                               --------    --------   --------  ------ --------
Benefits and expenses:
  Policyholder benefits.......    531.4         8.0       39.7     --     579.1
  Interest paid on
   policyholder funds.........      4.8        24.8       35.5     --      65.1
  Operating expenses..........    100.9        17.0       17.9     2.0    137.8
  Commissions.................     40.8         1.5        8.0     --      50.3
  Net increase (decrease) in
   deferred policy acquisition
   costs......................     (2.4)        --         0.9     --      (1.5)
                               --------    --------   --------  ------ --------
    Total.....................    675.5        51.3      102.0     2.0    830.8
                               --------    --------   --------  ------ --------
Income (loss) before income
 taxes and extraordinary
 item......................... $   72.6    $   (0.7)  $   11.1  $  7.7 $   90.7
                               ========    ========   ========  ====== ========
Total assets.................. $2,073.4    $1,425.8   $1,648.2  $497.1 $5,644.5
                               ========    ========   ========  ====== ========

6. COMMITMENTS AND CONTINGENCIES

   The Company has a $100.0 million unsecured line of credit available through June 30, 2001. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate is based on current market rates. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. At September 30, 2000, the Company was in compliance with all such covenants. At September 30, 2000, $21.1 million was outstanding on the line of credit.

   In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of September 30, 2000. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
StanCorp Financial Group, Inc.:

   We have reviewed the accompanying consolidated balance sheet of StanCorp Financial Group, Inc. and subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2000 and 1999, the consolidated statement of changes in shareholders' equity for the nine-month period ended September 30, 2000, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Portland, Oregon
October 20, 2000

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

Forward-looking Statements

   The management of the Company has made in this Form 10-Q, and from time to time may make in its public filings, press releases and oral presentations and discussions, certain statements including statements regarding anticipated development and expansion of the Company's business. Such statements may relate to regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to (i) deterioration in morbidity, mortality, and persistency, (ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment on the state or Federal level, (iv) competition from other insurers and financial institutions, (v) achievement of sales or other growth objectives, (vi) achievement of expense management objectives, (vii) changes in claims paying ability ratings, (viii) adverse findings in litigation or other legal proceedings, (ix) deterioration in the experience of the closed block, and (x) on-going risks associated with dependence on information technology systems.

Reorganization Plan

   In December 1997, the board of directors of Standard Insurance Company ("The Standard") authorized management to proceed with the development of a plan of reorganization to convert from a mutual life insurance company to a stock life insurance company, a process known as demutualization. Prior to the reorganization, StanCorp was a wholly owned subsidiary of The Standard and was formed for the purpose of becoming an insurance holding company upon completion of The Standard's reorganization. On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services approving the Plan of Reorganization, dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), The Standard converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp. Also, on April 21, 1999, StanCorp completed an initial public offering of 15.2 million shares of its common stock in addition to 18.7 million shares of common stock distributed to The Standard's policyholders, pursuant to the Plan, in exchange for their membership interests in The Standard. The costs incurred and expensed related to the reorganization for the three and nine months ended September 30, 1999 were $0.9 million and $4.5 million, respectively. There were no reorganization costs incurred for the nine months ended September 30, 2000 and no further reorganization costs are anticipated.

   On the completion of its reorganization, The Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies. The Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies. Such support includes payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998 (the period used to determine the closed block funding) if the experience underlying such dividend scales including the portfolio interest rate continues. These assets totaled $601.8 million at September 30, 2000, and are for the benefit of the policies in the closed block.

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

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     --------------------  -------------------
                                       2000       1999       2000       1999
                                     ---------  ---------  ---------  --------
                                                 (In millions)
   Revenues:
     Premiums......................  $   276.9  $   238.0  $   802.4  $  710.2
     Net investment income.........       89.3       83.9      265.3     249.0
     Net realized investment gains
      (losses).....................       (1.0)      (0.6)       7.3       2.2
     Other.........................        1.4        0.9        3.3       2.5
                                     ---------  ---------  ---------  --------
       Total revenues..............      366.6      322.2    1,078.3     963.9
                                     ---------  ---------  ---------  --------
   Benefits and expenses:
     Policyholder benefits.........      257.8      226.7      740.7     683.0
     Operating expenses............       56.5       48.3      164.3     139.3
     Commissions...................       19.8       17.0       60.4      51.3
     Net increase in deferred
      policy acquisition costs.....       (2.9)      (1.2)      (2.8)     (0.4)
                                     ---------  ---------  ---------  --------
       Total benefits and
        expenses...................      331.2      290.8      962.6     873.2
                                     ---------  ---------  ---------  --------
     Income before income taxes and
      extraordinary item...........  $    35.4  $    31.4  $   115.7  $   90.7
                                     =========  =========  =========  ========

Consolidated Results of Operations

 Premiums

   Premiums increased $38.9 million, or 16.3%, for the third quarter of 2000 compared to the third quarter of 1999, and $92.2 million, or 13.0%, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increases were primarily from growth in the Employee Benefits--Insurance segment. (See "Selected Segment Information".)

 Net Investment Income

   Net investment income is affected primarily by changes in the overall interest rate environment and levels of invested assets. Over time, the impact of acquiring new investments at higher or lower interest rates is offset, in part, in policyholder benefits expense due to the practice of using current interest rate assumptions in discounting newly established reserve liabilities. The interest rates used in discounting reserve liabilities are held constant once established. Net investment income increased $5.4 million, or 6.4%, for the third quarter of 2000 compared to the third quarter of 1999. The increase was due to an increase in average invested assets of 4.9% and an increase in income from market value increases in the fixed maturities trading portfolio of $1.5 million.

   For the nine months ended September 30, 2000 net investment income increased $16.3 million, or 6.5%, compared to the same period in 1999. The increase was due to an increase in average invested assets of 5.9% and an increase in income from market value increases in the fixed maturities trading portfolio of $3.5 million.

 Net Realized Investment Gains (Losses)

   Net realized investment gains or losses occur primarily as a result of dispositions of the Company's invested assets in the regular course of investment management. Sales of real estate resulted in net losses of $0.7 million for the third quarter of 2000 compared to net gains of $0.1 million for the third quarter of 1999. Sales of real estate resulted in net gains of $7.9 million for the nine months ended September 30, 2000 compared to net gains of $0.1 million for the same period in 1999. Dispositions of invested assets and associated gains or losses may or may not continue into the future.

 Policyholder Benefits

   Policyholder benefits, including interest paid on policyholder funds, increased $31.1 million, or 13.7%, for the third quarter of 2000 compared to the third quarter of 1999, and $57.7 million, or 8.4%, for the nine months ended September 30, 2000 compared to the same period in 1999. The increases primarily resulted from business growth in the Employee Benefits--Insurance segment, as evidenced by the growth in premiums for that segment. The increase was offset in part by improvements in the benefit ratio (policyholder benefits as a percentage of premiums) for the Employee Benefits--Insurance segment. The improvements in the benefit ratios for both comparative periods reflect favorable claims experience. Because benefit ratios are heavily affected by actual claims experience, improvements in the benefit ratio may or may not continue in the future. (See "Selected Segment Information".)

 Operating Expenses

   Operating expenses increased $8.2 million, or 17.0%, for the third quarter of 2000 compared to the third quarter of 1999, and $25.0 million, or 17.9%, for the nine months ended September 30, 2000 compared to the same period in 1999. The majority of the increases related to the Employee Benefits-- Insurance segment which had increased operating expenses of $6.8 million and $19.8 million for the same periods, respectively, primarily due to business growth as evidenced by premium growth and accelerated expansion activities. (See "Selected Segment Information".)

 Commissions

   Commissions generally fluctuate with premiums, however not directly, as new sales in some business lines tend to have higher commission rates than renewal sales. Commissions increased $2.8 million, or 16.5%, for the third quarter of 2000 compared to the third quarter of 1999, and increased $9.1 million, or 17.7%, for the nine months ended September 30, 2000 compared to the same period in 1999. The increases were primarily due to growth in sales for the Employee Benefits--Insurance segment. (See "Selected Segment Information".)

 Net Increase in Deferred Policy Acquisition Costs

   Net deferred policy acquisition costs consist of the deferral of certain selling costs and amortization of related costs previously deferred. The net expense for deferred policy acquisition costs decreased $1.7 million for the third quarter of 2000 compared to the third quarter of 1999, and decreased $2.4 million for the nine months ended September 30, 2000 compared to the same period in 1999. The changes for both periods resulted primarily from the deferral of policy acquisition costs related to increased annuity product sales in the Individual Insurance segment (see "Selected Segment Information, Individual Insurance Segment").

 Income Before Income Taxes and Extraordinary Item

   Income before income taxes and extraordinary item increased $4.0 million, or 12.7%, for the third quarter of 2000 compared to the third quarter of 1999, and $25.0 million, or 27.6%, for the nine months ended September 30, 2000 compared to the same period in 1999. The increase resulted primarily from premium growth and favorable claims experience in the Employee Benefits-- Insurance segment.

 Income Taxes

   Total income taxes differ from the amount computed by applying the Federal corporate tax rate of 35% because of the net result of permanent differences and state and local income taxes, net of the Federal benefit. The combined Federal and state effective tax rate was 32.5% and 33.4% for the third quarters of 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the combined effective tax rate was 33.4% and 32.3%, respectively. The lower effective rates for the third quarter of 2000 and the nine months ended September 30, 1999 resulted primarily from adjustments related to the resolution of uncertainties provided for in prior years.

Selected Segment Information

  The following table sets forth selected segment information for the periods indicated:

                                                               At or for the
                                             Three Months       Nine Months
                                                 Ended        Ended September
                                             September 30,          30,
                                             --------------  -----------------
                                              2000    1999     2000     1999
                                             ------  ------  -------- --------
                                                      (In millions)
   Revenues:
     Employee Benefits--Insurance segment..  $291.6  $251.9  $  842.9 $  748.1
     Retirement Plans segment..............    19.1    16.7      57.1     50.6
     Individual Insurance segment..........    52.2    49.7     155.9    155.5
     Other.................................     3.7     3.9      22.4      9.7
                                             ------  ------  -------- --------
       Total revenues......................  $366.6  $322.2  $1,078.3 $  963.9
                                             ======  ======  ======== ========
   Income (loss) before income taxes and
    extraordinary item:
     Employee Benefits--Insurance segment..  $ 30.1  $ 26.1  $   84.6 $   72.6
     Retirement Plans segment..............    (0.5)   (1.1)      0.7     (0.7)
     Individual Insurance segment..........     4.1     3.6      13.4     11.1
     Other.................................     1.7     2.8      17.0      7.7
                                             ------  ------  -------- --------
       Total income before income taxes and
        extraordinary item.................  $ 35.4  $ 31.4  $  115.7 $   90.7
                                             ======  ======  ======== ========
   Reserves(1):
     Employee Benefits--Insurance segment..                  $1,743.4 $1,546.2
     Retirement Plans segment..............                     652.3    635.7
     Individual Insurance segment..........                   1,557.9  1,569.7
                                                             -------- --------
       Total reserves......................                  $3,953.6 $3,751.6
                                                             ======== ========

--------

(1) Reserves consist of future policy benefits and claims and other policyholder funds included on the Company's consolidated balance sheets.

 Employee Benefits--Insurance Segment

   The Employee Benefits--Insurance segment, previously named the Group Insurance segment, markets long and short term disability, life, accidental death and dismemberment, and dental insurance. As the largest of the Company's three segments, Employee Benefits--Insurance premiums accounted for 89.5% and 89.0% of the Company's total premiums for the nine months ended September 30, 2000 and 1999, respectively.

   Income before income taxes and extraordinary item for this segment increased $4.0 million, or 15.3%, for the third quarter of 2000 compared to the third quarter of 1999, and $12.0 million, or 16.5%, for the nine months ended September 30, 2000 compared to the same period in 1999. The following table sets forth selected financial data for this segment:

                                               Three Months     Nine Months
                                                   Ended           Ended
                                               September 30,   September 30,
                                               --------------  --------------
                                                2000    1999    2000    1999
                                               ------  ------  ------  ------
                                                  (Dollars in millions)
   Revenues:
     Premiums................................. $248.8  $213.4  $718.5  $632.3
     Net investment income....................   41.5    37.9   121.3   112.3
     Net realized investment gains (losses)...   (0.1)   (0.3)   (0.2)    0.9
     Other....................................    1.4     0.9     3.3     2.6
                                               ------  ------  ------  ------
       Total revenues.........................  291.6   251.9   842.9   748.1
                                               ------  ------  ------  ------
   Benefits and expenses:
     Policyholder benefits....................  205.5   179.5   592.1   536.2
     Operating expenses.......................   41.5    34.7   120.7   100.9
     Commissions..............................   16.3    13.4    48.8    40.8
     Net increase in deferred policy
      acquisition costs.......................   (1.8)   (1.8)   (3.3)   (2.4)
                                               ------  ------  ------  ------
       Total benefits and expenses............  261.5   225.8   758.3   675.5
                                               ------  ------  ------  ------
   Income before income taxes and
    extraordinary item........................ $ 30.1  $ 26.1  $ 84.6  $ 72.6
                                               ======  ======  ======  ======
   Benefit ratio (% of premiums)..............   82.6%   84.1%   82.4%   84.8%
   Operating expense ratio (% of premiums)....   16.7    16.3    16.8    16.0

   When adjusted to exclude experience rated refunds of almost $3.2 million and $7.7 million for the third quarters of 2000 and 1999, respectively, premiums increased $30.9 million, or 13.9%. When adjusted to exclude experience rated refunds of $15.8 million and $11.5 million for the nine months ended September 30, 2000 and 1999, respectively, premiums increased $90.5 million, or 14.1%. Experience rated refunds are a return of premium for certain large employee benefits insurance contracts with favorable claims experience and can fluctuate from period to period. The increases in premiums were primarily the result of the segment's expansion efforts discussed below.

   Net investment income increased $3.6 million, or 9.5%, for the third quarter of 2000 compared to the third quarter of 1999, and $9.0 million, or 8.0%, for the nine months ended September 30, 2000 compared to the same period in 1999. The increases for both comparative periods were consistent with consolidated results (see "Consolidated Results of Operations, Net Investment Income").

   Policyholder benefits increased $26.0 million, or 14.5%, for the third quarter of 2000 compared to the third quarter of 1999 and $55.9 million, or 10.4%, for the nine months ended September 30, 2000 compared to the same period for 1999. The increase was primarily a result of business growth, as evidenced by premium growth, offset in part by improvement in the benefit ratio to 82.6% for the third quarter of 2000 from 84.1% for the third quarter of 1999. The benefit ratio improved to 82.4% for the nine months ended September 30, 2000 from 84.8% for the same period in 1999. The improvements in the benefit ratios for both comparative periods reflect favorable claims experience. Because the benefit ratio is heavily affected by actual claims experience, improvements in the benefit ratio may or may not continue in the future.

   Operating expenses increased $6.8 million, or 19.6%, for the third quarter of 2000 compared to the third quarter of 1999, and increased $19.8 million, or 19.6%, for the nine months ended September 30, 2000 compared to the same period in 1999. The increase was due in part to business growth, as evidenced by premium growth, and the acceleration of growth plans for new offices and sales representatives in the central and eastern regions of the United States. For three and nine months ended September 30, 2000, approximately $1.3 million and $1.6 million, respectively, were directly attributable to expansion efforts, including the development of a life insurance subsidiary in the state of New York. Additional expenditures for accelerated expansion are estimated at $1.8 million for the remainder of 2000. Management anticipates additional premium growth will result from expansion in the state of New York beginning in 2001.

   Commissions increased $2.9 million, or 21.6%, for the third quarter of 2000 over the third quarter of 1999 and $8.0 million, or 19.6%, for the nine months ended September 30, 2000 compared to the same period in 1999. Increases for both periods resulted primarily from related premium growth.

 Retirement Plans Segment

   The Retirement Plans segment offers full service 401(k) and other pension plan products and services. Losses before income taxes and extraordinary item for the third quarter of 2000 decreased $0.6 million compared to the third quarter of 1999, and income increased $1.4 million for the nine months ended September 30, 2000 compared to the same period in 1999. Management believes that profitability in this segment depends upon significant increases in assets under management in future years to achieve economies of scale. Total assets under management grew 29.2% since September 30, 1999. In addition the profitability of the retirement plans segment is, in part, dependent on the maintenance of targeted interest rate spreads on general account assets under management. The following table sets forth selected financial data for the Retirement Plans segment for the periods indicated:

                                                              At or for the
                                                               Nine Months
                                         Three Months        Ended September
                                      Ended September 30,          30,
                                      -------------------   ------------------
                                        2000       1999       2000      1999
                                      ---------  ---------  --------  --------
                                              (Dollars in millions)
   Revenues:
     Premiums.......................  $     6.4  $     4.4  $   18.4  $   13.0
     Net investment income..........       12.7       12.7      38.7      37.9
     Net realized investment
      losses........................        --        (0.4)      --       (0.3)
                                      ---------  ---------  --------  --------
       Total revenues...............       19.1       16.7      57.1      50.6
                                      ---------  ---------  --------  --------
   Benefits and expenses:
     Policyholder benefits..........       12.5       11.2      35.2      32.8
     Operating expenses.............        6.4        6.1      18.9      17.0
     Commissions....................        0.7        0.5       2.3       1.5
                                      ---------  ---------  --------  --------
       Total benefits and expenses..       19.6       17.8      56.4      51.3
                                      ---------  ---------  --------  --------
   Income (loss) before income taxes
    and extraordinary item..........  $    (0.5) $    (1.1) $    0.7  $   (0.7)
                                      =========  =========  ========  ========
   Annualized operating expense
    ratio (% of average assets under
    management).....................                             1.4%      1.7%
   Assets under management:
     General account................                        $  652.3  $  635.7
     Separate accounts..............                         1,185.5     786.9
                                                            --------  --------
       Total........................                        $1,837.8  $1,422.6
                                                            ========  ========

   This segment's premiums consist primarily of fees for assets under management in both the general and separate accounts, as well as premiums on life contingent annuities. Premiums increased $2.0 million, or 45.5%, for the third quarter of 2000 compared to the third quarter of 1999, and $5.4 million, or 41.5%, for the nine months ended September 30, 2000 compared to the same period in 1999. Fees for assets under management represented $1.4 million and $4.5 million, respectively, of the increases. Continuing growth in new deposits and very low terminations fueled an almost 20% increase in assets under management in the separate account since the beginning of 2000 despite a 2.7% decline in the market value of separate account equities for that same period. General account assets under management have remained relatively stable at September 30, 2000 compared to September 30, 1999. Premiums on life contingent annuities accounted for the remaining increases of $0.6 million and $0.9 million for the comparative three and nine month periods ended, September 30, 2000 and 1999, respectively. Premiums for life contingent annuities are heavily offset by the establishment of related liability balances, and therefore increased benefits to policyholder, discussed below.

   Net investment income, which includes the return on general account assets under management, has remained stable at $12.7 million for the third quarters of 2000 and 1999, and increased $0.8 million, or 2.1%, for the nine months ended September 30, 2000 compared to the same period in 1999.

   Policyholder benefits include interest credited to policyholders for assets under management in the general account and claim payments and reserve adjustments for life contingent annuity products. Policyholder benefits increased $1.3 million, or 11.6%, for the third quarter of 2000 compared to the third quarter of 1999, and increased $2.4 million, or 7.3%, for the nine months ended September 30, 2000 compared to the same period in 1999. Consistent with general account assets under management, interest credited to policyholders remained relatively stable for the comparative periods. Policyholder benefits for life contingent annuity products increased $0.8 million and $1.7 million, respectively, for the three and nine month periods ended September 30, 2000 and 1999, which is consistent with the increase in premiums for this segment.

   Operating expenses increased $0.3 million, or 4.9%, for the third quarter of 2000 compared to the third quarter of 1999, and $1.9 million, or 11.2%, for the nine months ended September 30, 2000 compared to the same period in 1999. Expenses are expected to increase during the remainder of the year due to on-going growth in field operations. Annualized operating expenses as a percentage of average assets under management declined to 1.4% for the nine months ended September 30, 2000 from 1.7% for the same period in 1999.

 Individual Insurance Segment

   Income before income taxes and extraordinary item for this segment increased $0.5 million, or 13.9%, for the third quarter of 2000 compared to the third quarter of 1999, and increased $2.3 million, or 20.7%, for the nine months ended September 30, 2000 compared to the same period in 1999. The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

                                                              At or for the
                                                               Nine Months
                                         Three Months        Ended September
                                      Ended September 30,          30,
                                      -------------------   ------------------
                                        2000       1999       2000      1999
                                      ---------  ---------  --------  --------
                                              (Dollars in millions)
   Revenues:
     Premiums.......................  $    21.7  $    20.2  $   65.5  $   64.9
     Net investment income..........       30.6       29.5      90.6      89.1
     Net realized investment gains
      (losses)......................       (0.2)       --       (0.3)      1.6
     Other..........................        0.1        --        0.1      (0.1)
                                      ---------  ---------  --------  --------
       Total revenues...............       52.2       49.7     155.9     155.5
                                      ---------  ---------  --------  --------
   Benefits and expenses:
     Policyholder benefits..........       39.8       36.0     113.4     114.0
     Operating expenses.............        6.6        6.4      19.3      19.4
     Commissions....................        2.8        3.1       9.3       9.0
     Net (increase) decrease in
      deferred policy acquisition
      costs.........................       (1.1)       0.6       0.5       2.0
                                      ---------  ---------  --------  --------
       Total benefits and expenses..       48.1       46.1     142.5     144.4
                                      ---------  ---------  --------  --------
   Income before income taxes and
    extraordinary item..............      $ 4.1  $     3.6  $   13.4  $   11.1
                                      =========  =========  ========  ========
   Operating expense ratio (% of
    premiums).......................       30.2%      31.3%     29.5%     29.9%
   Life insurance in force..........                        $7,302.7  $7,772.0

   Management believes the market for the fixed life products offered by The Standard's Individual Insurance segment has matured and provides limited growth opportunities. However, management believes potential growth opportunities exist in other products within this segment. Premiums increased $1.5 million, or 7.4%, for the third quarter of 2000 compared to the third quarter of 1999, and increased $0.6 million, or 0.9%, for the nine months ended September 30, 2000 compared to the same period in 1999. Policyholder benefits increased $3.8 million, or 10.6%, for the third quarter of 2000 compared to the third quarter of 1999, and decreased $0.6 million, or 0.5%, for the nine months ended September 30, 2000 compared to the same period in 1999.

   Operating expenses increased $0.2 million, or 3.1%, for the third quarter of 2000 compared to the third quarter of 1999, and decreased $0.1 million, or 0.5%, for the nine months ended September 30, 2000 compared to the same period in 1999.

   Net expense related to deferred acquisition costs decreased $1.7 million and $1.5 million, respectively, for the comparative third quarters of 2000 and 1999 and the comparative nine months ended September 30, 2000 and 1999. Both decreases were primarily the result of the deferral of policy acquisition costs related to increased annuity product sales.

 Other

   Other businesses primarily include return on capital not allocated to the business segments, income from StanCorp Mortgage Investors, LLC and net realized investment gains and losses related to real estate investments owned by The Standard. Income before income taxes and extraordinary item for other businesses was $1.7 million and $2.8 million, respectively, for the third quarters of 2000 and 1999, and $17.0 million and $7.7 million, respectively, for the nine months ended September 30, 2000 and 1999. Sales of real estate resulted in net losses of $0.7 million for the third quarter of 2000 compared to net gains of $0.1 million for the third quarter of 1999. Sales of real estate resulted in net gains of $7.9 million for the nine months ended September 30, 2000 compared to net gains of $0.1 million for the same period in 1999. Disposition of invested assets and associated gains and losses may or may not continue into the future.

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

   The market values of the Company's investments vary with changing economic and market conditions and interest rates. The Company is subject to the risk of default on principal and interest payments by the issuers of the fixed maturity securities it owns. Although almost all of the fixed maturity securities are investment-grade and the Company believes it maintains prudent issuer diversification, a major economic downturn could result in issuer defaults. Since fixed maturity securities, including those maintained within the closed block, represent 50.1% of the Company's total general account invested assets at September 30, 2000, such defaults could materially adversely affect the Company's business, financial position, results of operations, or cash flows.

   At September 30, 2000, mortgage loans, including those maintained within the closed block, represented 44.4% of the total general account invested assets and were collateralized by properties located in the Central region representing 22.0% of the portfolio, the Eastern region representing 12.9%, and the Western region representing 65.1%. Of the total mortgage loan portfolio, 41.0% of the collateralized properties were located in the state of California. The Company generally does not require earthquake insurance for properties on which it makes mortgage loans. The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.4% of the portfolio, industrial properties, representing 26.1%, and office properties, representing 18.3%. The remaining 7.2% of properties in the portfolio include commercial, apartment, residential, and agricultural properties. The Company's mortgage loans face both delinquency and default risk. The delinquency and loss performance of The Standard's mortgage loan portfolio have consistently outperformed the industry averages, as reported by the American Council of Life Insurance, by wide margins. At September 30, 2000, there were no loans delinquent or in process of foreclosure. The performance of the Company's mortgage loan portfolio, however, may fluctuate in the future. Should the delinquency rate of the Company's mortgage loan portfolio increase, the increase could have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

   It is management's objective to generally align the cash flow characteristics of assets and liabilities to ensure that the Company's financial obligations can be met under a wide variety of economic conditions. In meeting these objectives, management may choose to liquidate certain investments and reinvest in alternate investments to better match the cash flow characteristics of assets to currently existing liabilities. Most of The Standard's policy liabilities result from long term disability reserves that have proven to be very stable over time, participating individual life insurance products and other life insurance and annuity products on which interest rates can be adjusted periodically, and products associated with the separate accounts. Policyholders or claimants may not withdraw from The Standard's large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. This holding of stable long-term reserves makes it possible for The Standard to allocate a greater portion of its assets to long-term commercial mortgage loans, a benefit many other insurance companies do not experience.

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

   At September 30, 2000, the Company had outstanding commitments to fund or acquire various assets totaling $86.0 million. Such commitments were principally mortgage loans with interest rates ranging from 6.8% to 9.5%. The Company's capital expenditures are estimated to be $8.1 million for 2000.

 Financing Cash Flows

   Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on lines of credit, issuance and repurchase of common stock, and dividends paid on common stock.

   The Company has a $100.0 million unsecured line of credit available through June 30, 2001. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate is based on current market rates. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. At September 30, 2000, the Company was in compliance with all such covenants. At September 30, 2000, $21.1 million was outstanding on the line of credit.

   There were no shares of common stock repurchased during the third quarter of 2000. Total shares repurchased during the nine months ended September 30, 2000 were 1.0 million at a total cost of $24.5 million. At September 30, 2000,
1.0 million shares continue to be available under the remaining repurchase program authorized by StanCorp's board of directors. Execution of the share repurchase program will be based upon management's assessment of market conditions for its common stock and other potential growth opportunities. All repurchases are to be effected in the open market or in negotiated transactions in compliance with safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

   StanCorp's ability to pay dividends to its shareholders and meet its obligations substantially depends upon the receipt of dividends from The Standard. The Standard's ability to pay dividends to StanCorp is regulated under Oregon law. Under Oregon law, The Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Department") to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10% of The Standard's combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31st last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Department broad discretion to disapprove requests for dividends in excess of these limits. Based on its statutory results, The Standard paid dividends totaling $50.6 million to StanCorp during the nine months ended September 30, 2000, and would be permitted to pay an additional $65.1 million in dividends to StanCorp in 2000 without obtaining the Department's approval. The foregoing limitations on dividends would not apply to any dividends to StanCorp from the non-insurance subsidiaries. Combined net income of the non-insurance subsidiaries, before elimination of intercompany amounts, was $4.5 million and $4.6 million for the nine months ended September 30, 2000 and 1999, respectively.

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

 Insolvency Assessments

   Insolvency regulations exist in many of the jurisdictions in which The Standard is doing business. Such regulations may require life insurance companies within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent life insurance companies. Association assessments levied against The Standard from January 1, 1998 through September 30, 2000 aggregated $1.0 million. At September 30, 2000, The Standard maintained a reserve of $1.1 million for future assessments in respect of currently impaired, insolvent or failed insurers.

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

   Management believes that its information technology and systems are adequate to meet the requirements of its business and operations. It continues to make significant investments of capital for infrastructure, system development and maintenance, system security and staffing, and staff development. However, there can be no assurance that future incidents, whether of an external, malicious nature, or arising from the functioning and relationships among the Company's information systems, will not result in a disruption of operations or material adverse effect on the Company's business, financial position, results of operations, or cash flows.

Litigation

   In the normal course of its business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of September 30, 2000. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

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

  None

ITEM 5: OTHER INFORMATION

  None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibit Index

        10.7 Standard Insurance Company Home Office Employees' Deferred
             Compensation Plan Restatement 2000
        15   Letter re: Unaudited interim financial statements
        27   Financial Data Schedule

  (b)  No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2000                             /s/ Eric E. Parsons
                                          By:
                                             ----------------------------------
                                                      Eric E. Parsons
                                                   Senior Vice President
                                                and Chief Financial Officer
                                               (Principal Financial Officer)



Date: November 3, 2000                             /s/ Cindy J. McPike
                                          By:
                                             ----------------------------------
                                                      Cindy J. McPike
                                                  Assistant Vice President
                                                  Controller and Treasurer
                                               (Principal Accounting Officer)

                                 EXHIBITS INDEX

                                                              Method of
 Number Name                                                    Filing
 ------ ----                                                --------------


  10.7  Standard Insurance Company Home Office Employees'   Filed herewith
        Deferred Compensation Plan Restatement 2000


  15    Letter re: Unaudited interim financial statements   Filed herewith


  27    Financial Data Schedule                             Filed herewith