Form 10-K405
period 2000-12-31
STANCORP FINANCIAL GROUP INC
filed 2001-03-14
CIK 1079577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

      Registrant's telephone number, including area code: (503) 321-7000

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class     Name of Each Exchange on Which Registered
     -------------------     -----------------------------------------
         Common Stock                 New York Stock Exchange
   Series A Preferred Stock
            Rights                    New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 2001, was approximately $1,296,900,000.

  As of March 2, 2001, there were 31,478,056 shares of the Registrant's common stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement dated March 29, 2001 in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                    PART I

 1.   Business..........................................................     3

 1A.  Executive Officers of the Registrant..............................     8

 2.   Properties........................................................     9

 3.   Legal Proceedings.................................................     9

 4.   Submission of Matters to a Vote of Security Holders...............     9

                                    PART II

 5.   Market for the Registrant's Common Equity and Related Stockholder
      Matters...........................................................    10

 6.   Selected Financial Data...........................................    11

 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................    12

 7A.  Quantitative and Qualitative Disclosures About Market Risk........    23

 8.   Financial Statements and Supplementary Data.......................    24

 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................    51

                                   PART III

 10.  Directors of the Registrant.......................................    52

 11.  Executive Compensation............................................    52

 12.  Security Ownership of Certain Beneficial Owners and Management....    52

 13.  Certain Relationships and Related Transactions....................    52

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    53

      Signatures........................................................    54

      Exhibits Index....................................................    56

                                    PART I

ITEM 1. BUSINESS

General

  StanCorp Financial Group, Inc. ("StanCorp") was incorporated under the laws of Oregon in 1998. StanCorp was specifically organized as a parent holding company for its subsidiaries. Significant subsidiaries of StanCorp include Standard Insurance Company ("Standard"); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC; and StanCorp Investment Advisers, Inc. StanCorp is based in Portland, Oregon, and through its subsidiaries (collectively, the "Company") has operations throughout the United States.

  StanCorp's largest subsidiary, Standard, underwrites group and individual disability and annuity products, and life and dental insurance for groups. Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. Standard is an admitted reinsurer in New York. The Standard Life Insurance Company of New York provides short term and long term disability insurance products for groups in New York. The Standard is a service mark of the Company and is used as a brand mark and marketing name by Standard and The Standard Life Insurance Company of New York.

  StanCorp's other subsidiaries provide complementary financial and management services. StanCorp Mortgage Investors, LLC ("StanCorp Mortgage Investors") has developed a recognized expertise in originating and servicing small commercial mortgage loans primarily for Standard's investment portfolio as well as generating fee income from the origination and servicing of mortgage loans sold to institutional investors. StanCorp Mortgage Investors began operations in 1996, and as of December 31, 2000 was servicing $2.05 billion in loans for Standard and $324.9 million in loans for other institutional investors. StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to Standard's retirement plan clients.

  On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services (the "Oregon Department") approving the Plan of Reorganization dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), Standard converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp. Also, on April 21, 1999, StanCorp completed an initial public offering (the "IPO") of 15.2 million shares of its common stock. The shares of common stock issued in the IPO were in addition to 18.7 million shares of StanCorp common stock distributed to Standard policyholders, pursuant to the Plan, in exchange for their membership interests in Standard.

Forward-looking Statements

  The management of the Company has made in this annual report, and from time to time may make in its public filings, press releases and oral presentations and discussions, certain statements related to projected growth and future events. Such statements may relate to regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to (i) deterioration in morbidity, mortality, and persistency,
(ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment at the state or Federal level, (iv) competition from other insurers and financial institutions, (v) achievement of sales or other growth objectives, (vi) successful entry into the New York insurance market, (vii) achievement of expense management objectives, (viii) changes in claims paying ability ratings, (ix) adverse findings in litigation or other legal proceedings, and (x) on-going risks associated with dependence on information technology systems.

Recent Business Developments

  In the fourth quarter of 2000, the Company announced the organization and licensing of a New York subsidiary, The Standard Life Insurance Company of New York. The Standard Life Insurance Company of New York provides short term and long term disability insurance products for groups. During 2000, activities for this subsidiary primarily related to establishing operations and facilities. Sales and related activities will begin in 2001. The Company, through its insurance subsidiaries, now has the authority to underwrite certain insurance products in all 50 states.

  Effective October 1, 2000, Standard acquired, through a reinsurance transaction, a block of individual disability insurance business from Minnesota Life Insurance Company. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in statutory reserves. Accompanying this transaction was an agreement that provides for access to market Standard's individual disability insurance products through Minnesota Life Insurance Company's career general agency distribution system.

  Effective January 1, 2001, Standard sold, through a reinsurance transaction, substantially all of its individual life insurance business to Protective Life Insurance Company. Standard received a ceding commission of approximately $90 million and transferred liabilities of approximately $790 million. A related trust was established for which Protective Life Insurance Company is required to maintain investments equaling certain statutory reserves. Premiums, total revenues, and income before taxes for this business were $70.0 million, $129.4 million, and $7.2 million, respectively, in 2000. This sale included the closed block business, which was established for certain classes of policies in conjunction with the reorganization in April 1999.

Segments

  The Company has three business segments: Employee Benefits--Insurance, Retirement Plans and Individual Insurance.

 Employee Benefits--Insurance Segment

  The Employee Benefits--Insurance segment, previously named the Group Insurance segment, accounted for $1.14 billion, or 78.1 %, of the Company's total revenues in 2000. The Company is a leading provider of group life and disability insurance products, serving over 33,500 employer groups representing almost five million employees. The Employee Benefits--Insurance segment also markets group accidental death and dismemberment and dental insurance. 142 sales representatives and managers market group products exclusively. These sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs. They sell the Company's group insurance products through a nationwide network of over 16,000 employee benefits brokers, agents and consultants. The Company's group insurance sales representatives are located in 39 offices in principal cities of the United States. These group field offices also provide field underwriting, sales support and service through a field administrative staff of 217 employees. The Company endeavors to market its group products to many different industries to provide industry diversification, reducing potential claim fluctuations that may be associated with specific businesses or professional groups.

  The Employee Benefits--Insurance segment's products are designed for groups ranging in size from two lives to over 150,000 lives. The Company is a leading provider of group long term and short term disability insurance, insuring almost 21,000 such groups, including state governments and other public entities.

  Long Term Disability Insurance. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time. The Company's basic long term disability product covers disabilities that occur both at work and elsewhere. In order to receive disability benefits, an employee must be continuously disabled for a specified waiting period, generally ranging from 30 to 180 days, as provided by the policy. Monthly benefit payments ranging from 50% to 70% of salary are provided as long as the employee remains continuously disabled. These benefits usually are offset by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. These benefits also may be subject to certain maximum amounts and benefit periods. According to the 1999 U.S. Group Disability Market Survey, based on 1999 total in force premiums, Standard had a 6.7% market share in group long term disability insurance. Long term disability insurance premiums accounted for 41.4%, 41.6%, and 39.6% of total Company premiums for 2000, 1999, and 1998, respectively.

  Short Term Disability Insurance. Group short term disability insurance provides partial replacement of earnings to insured employees who are temporarily disabled. Short term disability insurance generally requires a short waiting period, ranging from one to thirty days, before an employee may receive benefits. Maximum benefit periods generally do not exceed 26 weeks. Short term disability benefits also may be offset by other income, such as sick leave, that a disabled employee may receive. The Company's basic short term disability product covers non-occupational disabilities only. Short term disability insurance premiums accounted for 9.1%, 8.5% and 8.6 % of total Company premiums for 2000, 1999 and 1998, respectively.

  Life and Accidental Death and Dismemberment Insurance. Group life insurance products provide coverage on the insured for a specified period and have no cash value (amount of cash available to a policyholder on the surrender of, or withdrawal from the life insurance policy). Coverage is offered to employees and their dependents. Accidental death and dismemberment insurance is usually provided in conjunction with group life and is payable after the accidental death of the insured employee in an amount based on the face amount of the policy. Accidental death and dismemberment insurance also covers dismemberment of the insured employee in an amount based on a schedule contained in the policy. Group life and accidental death and dismemberment insurance premiums accounted for 32.9%, 32.8%, and 32.0% of total Company premiums for 2000, 1999, and 1998, respectively.

  Since 1991, the Employee Benefits--Insurance segment has pursued geographic expansion beyond the Western United States by opening sales offices in the Central and Eastern regions of the United States. Standard intends to pursue further sales growth in the Central and Eastern regions by opening additional sales offices and adding sales representatives to the existing offices in those regions. For 2000, new annualized premiums from the Western, Central and Eastern regions were 36.9%, 26.8% and 36.3%, respectively.

 Retirement Plans Segment

  The Retirement Plans segment accounted for $74.0 million, or 5.1%, of the Company's total revenues in 2000. The Retirement Plans segment offers full-service 401(k) and other pension plan products and services to private and public employers. Standard markets retirement plan products and services primarily to employers with 50 or more employees through brokers, agents, employee benefit consultants, and other distributors served by Standard's 11 regional retirement plans sales offices. Most sales of Standard's retirement plans products include both financial services and record-keeping arrangements, although either financial services or record-keeping may be provided on a stand-alone basis.

 Individual Insurance Segment

  The Individual Insurance segment accounted for $228.6 million, or 15.6%, of the Company's total revenues in 2000. This segment markets disability insurance and annuities to individuals. Individual insurance products are distributed by licensed agents and brokers in the Western, Central and Southeast regions of the United States. Effective October 1, 2000 Standard acquired a block of individual disability insurance business and effective January 1, 2001 sold all of its individual life insurance business, both through reinsurance transactions (see "--Recent Business Developments").

Competition

  The insurance business is highly competitive for all types of group and individual insurance and retirement plans products offered by the Company. Competition comes from other insurers, financial services companies such as banks, broker-dealers and mutual funds, managed care providers for employer groups, and individual consumers and distributors. Many of these competitors have greater financial resources, offer a broader array of products and, with respect to other insurers, may have higher claims paying ability ratings. Passage of financial institution reform legislation, such as the Gramm-Leach-Bliley Act, may also impact our ability to compete by opening the market for insurance products to a broader array of financial institutions.

  The principal competitive factors are reputation, financial strength, quality of service, underwriting, distribution, product design and price. At December 31, 2000, Standard's Financial Strength ratings were: A (Excellent) by A.M. Best--3rd of 13 ratings, AA- (Very High Claims Paying Ability) by Fitch--4th of 16 ratings, A+ (Good) by Standard & Poor's--5th of 16 ratings, and A2 (Good) by Moody's--6th of 16 ratings.

Investments

  The Company maintains a diversified investment portfolio. The investment portfolios of the insurance subsidiaries are regulated by the insurance laws of the state of domicile and other states in which the insurance subsidiaries do business. Relevant laws generally limit investments to bonds and other fixed maturity securities, mortgage loans, common and preferred stock, real estate, and obligations collateralized by cash values of life insurance policies. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the insurance subsidiaries' boards of directors. Each transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for more significant investments. All transactions are reported quarterly to the Finance and Operations Committee of the board of directors of each insurance subsidiary.

  Asset allocation is dependent on factors such as asset/liability matching and liquidity considerations, economic conditions, tax issues, regulatory considerations and social/community considerations. Standard's policy reserves and other liabilities are calculated in accordance with regulations and contract provisions that generally assume compounding interest at fixed rates of return. Maturities and provisions for early withdrawal vary widely by product type and contract form and are monitored continuously by Standard's actuaries. Cash flow testing is performed annually to ensure that asset types and maturities are appropriate for Standard's product mix and that Standard can meet its obligations to policyholders under a wide variety of economic conditions. Standard's cash flow testing consistently supports the allocation of a large majority of assets to fixed income investments under a wide range of economic scenarios. For additional information see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8, "Financial Statements and Supplementary Data".

Reinsurance

  Insurance over maximum retention limits is routinely ceded to other companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. Maximum retention limits per individual for group life policies are established at $500,000. For disability policies, maximum monthly retention limits of $10,000 gross benefit aggregated per individual for group policies and $4,000 for individual policies are maintained. If the reinsurer is unable to meet its obligations, the originating issuer of the insurance contract retains the liability. The reinsurance agreements are generally yearly renewable term reinsurance agreements with each reinsurer. In addition to product-specific reinsurance arrangements, reinsurance coverage is also provided for certain catastrophic losses.

  Standard is involved in a reinsurance/third-party administration arrangement with Northwestern Mutual Life Insurance Company ("NML") to market NML's group long term disability and short term disability products using NML's agency distribution system. Under this arrangement, Standard assumes 60% of the risk, and receives 60% of the premiums, for policies issued. In addition to assuming reinsurance risk, Standard provides product design, pricing, state regulatory filings, underwriting, legal support, claims management and other administrative services under this arrangement. Premiums received by Standard for the assumed NML business accounted for 4.0%, 3.9% and 4.2% of the Company's total premiums in 2000, 1999, and 1998, respectively.

  Effective October 1, 2000, Standard acquired a block of individual disability insurance business and effective January 1, 2001 sold substantially all of its individual life insurance business, both through reinsurance transactions (see "--Recent Business Developments").

Reserves

  Actuarially determined reserves are established and carried at amounts that are calculated to meet obligations for future policy benefits and claims. The reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves at certain assumed rates, are expected to be sufficient to meet policy obligations at their maturities or in the event of an insured's death or disability. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement. Reserves are based on actuarially recognized methods for developing assumptions for estimating future policy benefits and claims experience, including an evaluation of interest rates, mortality, morbidity, persistency and expenses. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

  Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts which will ultimately be paid to settle the liability cannot be determined precisely and may vary from the estimated amounts. Reserves are periodically evaluated. Based on changes in the assumptions used to establish the reserves, as well as Standard's actual policy benefits and claims experience, adjustments are made when appropriate. The establishment of reserves and subsequent increases or decreases are charged as expense in the period the reserves are established, increased, or decreased.

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

  The laws of the various states establish insurance departments with broad powers such as licensing companies to transact business; licensing agents; mandating certain insurance benefits; regulating premium rates; approving policy forms; regulating fair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum surrender values; restricting certain transactions between affiliates; and regulating the types, amounts and valuation of investments. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations and may impose changes in the future that could have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

  Insolvency regulations exist in many of the jurisdictions in which the Company's insurance subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 1998 through December 31, 2000 aggregated $1.3 million. At December 31, 2000, the Company maintained a reserve of $1.0 million for future assessments in respect of currently impaired, insolvent or failed insurers.

  StanCorp and its subsidiaries are involved in various legal actions and other state and Federal proceedings. For additional information see Item 8, "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements".

Risk-Based Capital

  The National Association of Insurance Commissioners has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital ("RBC"), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer's business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. At December 31, 2000, the RBC levels of the Company's insurance subsidiaries were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies.

Employees

  At December 31, 2000, StanCorp and its subsidiaries had 2,082 full- and part-time employees.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of StanCorp are as follows:

                           Age (as of
Name                     March 2, 2001)                     Position
----                     --------------                     --------
Patricia J. Brown*......       42       Vice President, Information Systems of Standard

Dwight L. Cramer........       48       Vice President, General Counsel and Corporate
                                         Secretary of StanCorp and Standard

Kim W. Ledbetter*.......       48       Senior Vice President, Retirement Plans and
                                         Individual Insurance of Standard

Douglas T. Maines*......       48       Senior Vice President, Employee Benefits--
                                         Insurance of Standard

Cindy J. McPike.........       38       Assistant Vice President, Controller & Treasurer
                                         of StanCorp and Standard

J. Gregory Ness*........       43       Senior Vice President, Investments of Standard

Eric E. Parsons.........       52       Senior Vice President and Chief Financial
                                         Officer of StanCorp and Standard

Ronald E. Timpe.........       61       Chairman, President, Chief Executive Officer and
                                         Director of StanCorp and Standard

--------
* Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an "executive officer" of StanCorp under the regulations of the Securities and Exchange Commission.

  Set forth below is biographical information for the executive officers of StanCorp

  Patricia J. Brown, CPA, FLMI, has been vice president, information systems of Standard since 1999. Ms. Brown formerly served in officer positions at StanCorp and Standard, including assistant vice president, controller and treasurer from 1996 to 1999. She has served in various management positions at Standard since 1992.

  Dwight L. Cramer, J.D., FLMI, has been vice president, general counsel and corporate secretary of StanCorp and Standard since February 2000. Prior to joining StanCorp, Mr. Cramer served in various management positions at American General Annuity Insurance Company since 1993, most recently as senior vice president-specialty products.

  Kim W. Ledbetter, FSA, CLU, has been senior vice president, retirement plans and individual insurance of Standard since 1997. From 1994 to 1997, Mr. Ledbetter was vice president, retirement plans of Standard.

  Douglas T. Maines has been senior vice president, employee benefits-- insurance of Standard since 1998. From 1996 to 1998, Mr. Maines was vice president and general manager, claims for Liberty Mutual Insurance Company. From 1993 to 1996, Mr. Maines was vice president, business development for the same company.

  Cindy J. McPike, CPA, has been assistant vice president, controller and treasurer of StanCorp and Standard since February 2000. Ms. McPike was the assistant vice president, controller of StanCorp and assistant vice president, controller and treasurer of Standard since 1999. Ms. McPike was the manager, corporate accounting of Standard from 1998 to 1999. Prior to joining Standard, Ms. McPike served in various management positions at NW Natural, most recently as director of Internal Audit.

  J. Gregory Ness, LLIF, has been senior vice president, investments of Standard since 1999. Mr. Ness was vice president and corporate secretary of StanCorp from its incorporation to February 2000. From 1997 to 1999, Mr. Ness was vice president and corporate secretary of Standard. From 1996 to 1997, Mr. Ness was vice president, retirement plans sales and marketing of Standard. He has served in various management positions with Standard since 1988.

  Eric E. Parsons, FLMI, has been senior vice president and chief financial officer of StanCorp since its incorporation. Mr. Parsons has been senior vice president and chief financial officer of Standard since 1998. From 1997 to 1998, Mr. Parsons was senior vice president and chief financial officer and chief investment officer of Standard. From 1993 to 1997, Mr. Parsons was vice president, investments.

  Ronald E. Timpe, FSA, CLU, has been chairman, president and chief executive officer of StanCorp since its incorporation. He was appointed president and chief executive officer of Standard in 1994 and became chairman of Standard in 1998. Prior to 1994 he served as president and chief operating officer, and senior vice president of Standard. He formerly held management positions in each of Standard's operating divisions.

ITEM 2. PROPERTIES

  Principal properties owned by Standard and used by the Company consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 459,000 square feet; and the Standard Plaza, with approximately 216,000 square feet. In addition, Standard leases 146,000 square feet of office space in a third office building, also located in downtown Portland, Oregon, and 49,000 square feet of offsite storage. Standard also leases offices under commitments of varying terms to support its sales and regional processing offices throughout the United States.

  Management believes that the capacity and types of facilities are suitable and adequate for the present and foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  See Item 8, "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements", for the information incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of StanCorp's shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  StanCorp's common stock is listed on the New York Stock Exchange under the symbol "SFG". As of March 2, 2001 there were 62,563 shareholders of record of common stock.

  The high and low sales prices as reported by the New York Stock Exchange and cash dividends paid per share of common stock, by calendar quarter for 2000, were as follows:

                                                   1Q      2Q      3Q      4Q
                                                 ------- ------- ------- -------
     High....................................... $27.500 $35.063 $45.938 $51.000
     Low........................................  23.000  26.313  31.375  35.500
     Close......................................  23.375  32.125  42.750  47.750
     Dividends paid.............................   0.060   0.070   0.070   0.070

  The high and low sales prices as reported by the New York Stock Exchange and cash dividends paid per share of common stock, by calendar quarter for 1999 from the initial public offering on April 21, 1999 through December 31, 1999, were as follows:

                                                     1Q    2Q      3Q      4Q
                                                     --- ------- ------- -------
     High...........................................     $30.000 $29.500 $28.500
     Low............................................      22.500  21.438  21.125
     Close..........................................      30.000  22.375  25.188
     Dividends paid.................................         --    0.060   0.060

  Although StanCorp intends to declare quarterly cash dividends on the common stock, the declaration and payment of dividends in the future is subject to the discretion of the board of directors and will depend on StanCorp's financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Standard (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Cash Flows") and other factors deemed relevant by StanCorp's board of directors.

  On February 5, 2001, the board of directors of StanCorp authorized a share repurchase plan of up to 1.6 million shares, which expires in February 2002. This plan supplants all other outstanding share repurchase plans. Execution of the share repurchase program will be based upon management's assessment of market conditions for its common stock and other potential growth opportunities. Under previously authorized share repurchase plans, 1.4 million shares were repurchased during 2000 at a total cost of $42.6 million. All share repurchases have been and are to be effected in the open market or in negotiated transactions in compliance with the safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

  The following financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                              2000        1999       1998      1997      1996
                           ----------  ----------  --------  --------  --------
                               (Dollars in millions, except share data)
Income Statement Data:
 (1)
Revenues:
 Premiums................  $  1,102.0  $    959.2  $  892.8  $  827.5  $  747.1
 Net investment income...       358.4       336.7     322.9     302.6     285.2
 Net realized investment
  gains (losses).........        (1.8)        0.4      11.6      11.8      15.1
 Other...................         4.1         3.0       3.4       2.6       1.2
                           ----------  ----------  --------  --------  --------
   Total revenues........     1,462.7     1,299.3   1,230.7   1,144.5   1,048.6
                           ----------  ----------  --------  --------  --------
Benefits and expenses:
 Policyholder benefits
  (2)....................     1,019.9       910.1     879.0     836.7     784.4
 Operating expenses
  (3)....................       301.7       263.7     240.8     210.9     188.2
 Reorganization expenses
  (4)....................         --          4.5       6.1       --        --
                           ----------  ----------  --------  --------  --------
   Total benefits and
    expenses.............     1,321.6     1,178.3   1,125.9   1,047.6     972.6
                           ----------  ----------  --------  --------  --------
Income before income
 taxes...................       141.1       121.0     104.8      96.9      76.0
Income taxes.............        46.4        41.1      35.3      33.0      29.0
                           ----------  ----------  --------  --------  --------
   Net income............  $     94.7  $     79.9  $   69.5  $   63.9  $   47.0
                           ==========  ==========  ========  ========  ========
Per Common Share:
Basic operating income
 (5).....................  $     3.05  $     1.80
Basic operating income,
 pro forma(5)(6).........                    2.50
Basic net income.........        2.97        1.73
Basic net income, pro
 forma (6)...............                    2.37
Diluted operating income
 (5).....................        3.02        1.80
Diluted operating income,
 pro forma(5)(6).........                    2.50
Diluted net income.......        2.95        1.72
Diluted net income, pro
 forma(6)................                    2.37
Book value at year-end
 (excluding accumulated
 other comprehensive
 income).................       29.23       26.77
Market value at year-
 end.....................       47.75       25.19
Dividends declared and
 paid....................        0.27        0.12

Basic weighted-average
 shares outstanding......  31,878,834  33,630,692
Basic weighted-average
 shares outstanding, pro
 forma (6)...............              33,630,692
Diluted weighted-average
 shares outstanding......  32,125,596  33,674,367
Diluted weighted-average
 shares outstanding, pro
 forma (6)...............              33,674,367
Ending shares
 outstanding.............  31,565,486  32,774,098

Balance Sheet Data:
General account assets...  $  5,766.9  $  4,864.8  $4,610.4  $4,243.0  $3,967.9
Separate account assets..     1,092.7       992.3     668.5     483.3     322.8
                           ----------  ----------  --------  --------  --------
Total assets.............     6,859.6     5,857.1   5,278.9   4,726.3   4,290.7
Total liabilities........     5,935.2     5,017.2   4,439.6   3,994.3   3,643.2
Total equity.............       924.4       839.9     839.3     732.0     647.5

Statutory Data:
Premium and deposits.....  $  1,601.4  $  1,290.2  $1,127.4  $1,050.3  $  946.2
Net income...............        43.3       116.8      95.7      40.9      15.7
Policyholder surplus and
 asset valuation
 reserve.................       557.5       547.8     432.8     341.1     302.9
Net investment yield.....        7.38%       7.71%     8.11%     8.27%     8.37%

--------
(1) Certain 1999, 1998, 1997, and 1996 amounts were reclassified to conform with the current presentation.
(2)  Includes policyholder benefits and interest paid on policyholder funds.
(3) Includes operating expenses, commissions and the net increase in deferred policy acquisition costs.
(4)  Represents costs related to the Plan (see Item 1, "Business--General").
(5) Excludes realized capital gains and special items, net of tax. Special items consist of severance costs of $1.2 million associated with disposition of the individual life insurance product line in 2000 and reorganization expenses in 1999 and 1998, both net of tax.
(6) Pro forma weighted-average shares outstanding for 1999, basic and diluted, are as if the initial public offering had occurred on January 1, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the consolidated financial condition and results of operations of StanCorp Financial Group, Inc. ("StanCorp") and its subsidiaries (collectively, the "Company") should be read in conjunction with the consolidated financial statements and related notes thereto.

Forward-looking Statements

  The management of the Company has made in this annual report, and from time to time may make in its public filings, press releases and oral presentations and discussions, certain statements related to projected growth and future events. Such statements may relate to regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to (i) deterioration in morbidity, mortality, and persistency,
(ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment at the state or Federal level, (iv) competition from other insurers and financial institutions, (v) achievement of sales or other growth objectives, (vi) successful entry into the New York insurance market, (vii) achievement of expense management objectives, (viii) changes in claims paying ability ratings, (ix) adverse findings in litigation or other legal proceedings, and (x) on-going risks associated with dependence on information technology systems.

New York Subsidiary

  In the fourth quarter of 2000, the Company announced the organization and licensing of a New York subsidiary, The Standard Life Insurance Company of New York. The Standard Life Insurance Company of New York provides short term and long term disability insurance products for groups in New York. During 2000, activities for this subsidiary primarily related to establishing operations and facilities. Sales and related activities will begin in 2001.

Businesses Acquired and Sold

  Effective October 1, 2000, Standard acquired, through a reinsurance transaction, a block of individual disability insurance business from Minnesota Life Insurance Company. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in statutory reserves. Accompanying this transaction was an agreement that provides for access to market Standard's individual disability insurance products through Minnesota Life Insurance Company's career agency distribution system. Anticipated premiums related to the business acquired are projected to approximate $57 million in 2001, and decline ratably over each of the subsequent years throughout the lives of the policies underlying the reinsurance agreement.

  Effective January 1, 2001, Standard sold, through a reinsurance transaction, substantially all of its individual life insurance business to Protective Life Insurance Company. Standard received a ceding commission of approximately $90 million and transferred liabilities of approximately $790 million. A related trust was established for which Protective Life Insurance Company is required to maintain investments equaling certain statutory reserves. Premiums, total revenues, and income before taxes for this business were $70.0 million, $129.4 million, and $7.2 million, respectively, in 2000. This sale included the closed block business, which was established related to certain classes of policies in conjunction with the reorganization in April 1999.

  The sale of the individual life insurance product line provides an exit from a business for which Standard did not possess economies of scale. The investment of the proceeds from the sale of the individual life insurance product line in the acquisition of the individual disability business made the timing of the two transactions complementary, as well as provides the ability to focus on a product that management believes has higher growth potential and for which the Company possesses economies of scale, market differential and expertise.

Reorganization Plan

  On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services approving the Plan of Reorganization, dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), Standard converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp. Also, on April 21, 1999, StanCorp completed an initial public offering of 15.2 million shares of its common stock in addition to 18.7 million shares of common stock distributed to Standard's policyholders, pursuant to the Plan, in exchange for their membership interests in Standard. The costs incurred and expensed related to the reorganization under the Plan for 1999 and 1998 were $4.5 million and $6.1 million, respectively.

  The following table sets forth consolidated results of operations for the years ended December 31:

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In millions)
   Revenues:
     Premiums...................................  $1,102.0  $  959.2  $  892.8
     Net investment income......................     358.4     336.7     322.9
     Net realized investment gains (losses).....      (1.8)      0.4      11.6
     Other......................................       4.1       3.0       3.4
                                                  --------  --------  --------
       Total revenues...........................   1,462.7   1,299.3   1,230.7
                                                  --------  --------  --------
   Benefits and expenses:
     Policyholder benefits......................   1,019.9     910.1     879.0
     Operating expenses.........................     223.6     192.7     179.4
     Commissions................................      85.2      71.2      65.6
     Net increase in deferred policy acquisition
      costs.....................................      (7.1)     (0.2)     (4.2)
     Reorganization expenses....................       --        4.5       6.1
                                                  --------  --------  --------
       Total benefits and expenses..............   1,321.6   1,178.3   1,125.9
                                                  --------  --------  --------
   Income before income taxes...................  $  141.1  $  121.0  $  104.8
                                                  ========  ========  ========

Consolidated Results of Operations

 Premiums

  Premiums increased $142.8 million, or 14.9%, in 2000 compared to 1999, and $66.4 million, or 7.4%, in 1999 compared to 1998. The increases were primarily from growth in the Employee Benefits--Insurance segment (see "--Selected Segment Information").

 Net Investment Income

  Net investment income is affected primarily by changes in the overall interest rate environment and levels of invested assets. Over time, the impact of acquiring new investments at higher or lower interest rates is offset, in part, by policyholder benefits expense due to the practice of using current interest rate assumptions in discounting newly established reserve liabilities. The interest rates used in discounting reserve liabilities are held constant once established. Net investment income increased $21.7 million, or 6.4%, in 2000 compared to 1999, and $13.8 million, or 4.3%, in 1999 compared to 1998. The increases were primarily the result of an increase in average invested assets of 7.4% to $4.66 billion in 2000 from $4.34 billion in 1999, and a 7.0% increase in 1999 from $4.06 billion in 1998. In addition, the portfolio yield for fixed maturity securities increased to 7.01% at

December 31, 2000, from 6.94% at December 31, 1999 and decreased from 7.05% at December 31, 1998. The portfolio yield for mortgage loans decreased to 8.34% at December 31, 2000, from 8.37% at December 31, 1999 and 8.70% at December 31, 1998. Portfolio yields may increase or decrease in the future depending on changes in the overall interest rate environment and other factors.

 Net Realized Investment Gains (Losses)

  Net realized investment gains or losses occur primarily as a result of disposition of the Company's invested assets in the regular course of investment management. Real estate contributed net gains of $3.3 million, $3.2 million and $6.0 million in 2000, 1999 and 1998, respectively. Fixed maturity securities contributed net losses of $6.3 million and $2.9 million in 2000 and 1999, and net gains of $3.5 million in 1998. Disposition of invested assets and associated gains or losses may or may not continue in the future.

 Policyholder Benefits

  Policyholder benefits, including interest paid on policyholder funds, increased $109.8 million, or 12.1%, in 2000 compared to 1999, and $31.1 million, or 3.5%, in 1999 compared to 1998. The increases primarily resulted from business growth in the Employee Benefits--Insurance segment as evidenced by the growth in premiums for that segment. The increase from business growth was offset in part by improvements in the benefit ratio (policyholder benefits as a percentage of premiums) for the Employee Benefits--Insurance segment to 82.1% in 2000, compared to 83.3% and 85.4% in 1999 and 1998, respectively. The improvements in the benefit ratios for both comparative periods reflect favorable claims experience. Because benefit ratios are heavily affected by actual claims experience, improvements in the benefit ratio may or may not continue in the future. (See "Selected Segment Information".)

 Operating Expenses

  Operating expenses increased $30.9 million, or 16.0%, in 2000 compared to 1999, and $13.3 million, or 7.4%, in 1999 compared to 1998. The majority of the increases related to the Employee Benefits--Insurance segment which had increases in operating expenses of $25.0 million and $10.7 million for the same periods, respectively, primarily due to business growth as evidenced by premium growth and accelerated expansion activities (see "--Selected Segment Information").

 Commissions

  Commissions are paid on sales, with new sales for some products having higher commission rates than renewal sales. As a result, commissions will generally fluctuate with premiums. Commissions increased $14.0 million, or 19.7%, in 2000 compared to 1999, and increased $5.6 million, or 8.5%, in 1999 compared to 1998. Both increases were primarily due to growth in sales for the Employee Benefits--Insurance segment (see "--Selected Segment Information").

 Net Increase in Deferred Policy Acquisition Costs

  Net deferred policy acquisition costs consist of the deferral of certain selling costs and amortization of related costs previously deferred. The net deferral of policy acquisition costs increased $6.9 million in 2000 compared to 1999, and decreased $4.0 million in 1999 compared to 1998. The increase in 2000 resulted primarily from the deferral of policy acquisition costs related to increased annuity product sales in the Individual Insurance segment. Also included in 2000 was $0.7 million in amortization of the value of business acquired in the reinsurance transaction with Minnesota Life Insurance Company. The decrease in 1999 was primarily due to declines in new sales and a slight decrease in persistency for the Individual Insurance segment. (See "--Selected Segment Information--Individual Insurance Segment".)

 Income Before Income Taxes

  Income before income taxes increased $20.1 million, or 16.6%, in 2000 compared to 1999, and $16.2 million, or 15.5%, in 1999 compared to 1998. The increase resulted primarily from premium growth and favorable claims experience in the Employee Benefits--Insurance segment.

 Income Taxes

  Total income taxes differ from the amount computed by applying the Federal corporate tax rate of 35% because of the net result of permanent differences and state and local income taxes, net of the Federal benefit. The combined Federal and state effective tax rate was 32.9%, 34.0% and 33.7% for 2000, 1999 and 1998, respectively. The lower effective rate in 2000 resulted primarily from tax-exempt income items. (See Item 8, "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements.")

Selected Segment Information

  The following table sets forth selected segment information at or for the years ended December 31:

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (In millions)
   Revenues:
     Employee Benefits--Insurance segment......... $1,142.2  $1,007.0  $  933.1
     Retirement Plans segment.....................     74.0      66.5      69.1
     Individual Insurance segment.................    228.6     209.0     221.1
     Other........................................     17.9      16.8       7.4
                                                   --------  --------  --------
       Total revenues............................. $1,462.7  $1,299.3  $1,230.7
                                                   ========  ========  ========
   Income (loss) before income taxes:
     Employee Benefits--Insurance segment......... $  116.2  $  101.2  $   85.2
     Retirement Plans segment.....................     (0.4)     (2.5)      0.7
     Individual Insurance segment.................     11.4      12.4      19.6
     Other........................................     13.9       9.9      (0.7)
                                                   --------  --------  --------
       Total income before income taxes........... $  141.1  $  121.0  $  104.8
                                                   ========  ========  ========
   Reserves:(1)
     Employee Benefits--Insurance segment......... $1,783.1  $1,596.8  $1,432.7
     Retirement Plans segment.....................    662.4     655.3     651.2
     Individual Insurance segment.................  2,089.6   1,587.9   1,494.8
                                                   --------  --------  --------
       Total reserves............................. $4,535.1  $3,840.0  $3,578.7
                                                   ========  ========  ========

--------
(1) Reserves consist of future policy benefits and claims and other policyholder funds included on the Company's consolidated balance sheets.

 Employee Benefits--Insurance Segment

  The Employee Benefits--Insurance segment, previously named the Group Insurance segment, markets long and short term disability, life, accidental death and dismemberment, and dental insurance to groups. As the largest of the Company's three segments, Employee Benefits--Insurance premiums accounted for 88.3%, 89.2% and 87.9% of the Company's total premiums for 2000, 1999 and 1998, respectively.

  Income before income taxes for this segment increased $15.0 million, or 14.8%, in 2000 compared to 1999, and increased $16.0 million, or 18.8%, in 1999 compared to 1998. The increases were primarily the result of business growth and favorable claims experience, which experience may or may not continue in future periods. The following table sets forth selected financial data for this segment at or for the years ended December 31:

                                                 2000       1999       1998
                                              ----------  ---------  ---------
                                                  (Dollars in millions)
   Revenues:
     Premiums...............................  $    973.5  $   855.6  $   784.5
     Net investment income..................       165.2      151.8      143.7
     Net realized investment gains
      (losses)..............................        (0.7)      (3.3)       2.5
     Other..................................         4.2        2.9        2.4
                                              ----------  ---------  ---------
       Total revenues.......................     1,142.2    1,007.0      933.1
                                              ----------  ---------  ---------
   Benefits and expenses:
     Policyholder benefits..................       799.6      712.2      670.2
     Operating expenses.....................       164.8      139.8      129.1
     Commissions............................        67.5       56.8       50.0
     Net increase in deferred policy
      acquisition costs.....................        (5.9)      (3.0)      (1.4)
                                              ----------  ---------  ---------
       Total benefits and expenses..........     1,026.0      905.8      847.9
                                              ----------  ---------  ---------
   Income before income taxes...............  $    116.2  $   101.2  $    85.2
                                              ==========  =========  =========
   Benefit ratio (% of premiums)............        82.1%      83.3%      85.4%
   Operating expense ratio (% of premiums)..        16.9       16.3       16.5
   Persistency (% of premiums)..............        82.7       86.0       84.8
   Life insurance in force..................  $122,259.8  $99,418.9  $81,039.7

  When adjusted to exclude experience rated refunds of $22.9 million, $17.0 million and $5.7 million for the years ended 2000, 1999 and 1998, respectively, premiums increased $123.8 million, or 14.2%, in 2000 compared to 1999 and $82.4 million, or 10.4%, in 1999 compared to 1998. Experience rated refunds are a return of premium for certain large employee benefits insurance contracts with favorable claims experience and can fluctuate from period to period.

  Net investment income increased $13.4 million, or 8.8%, in 2000 compared to 1999, and $8.1 million, or 5.6%, in 1999 compared to 1998, respectively. The increases were primarily a result of increases in average invested assets supporting this segment of 8.3% in 2000 and 7.6% in 1999. The increase in average invested assets in 1999 was partially offset by decreases in the portfolio yield. (See "--Consolidated Results of Operations--Net Investment Income".)

  Policyholder benefits increased $87.4 million, or 12.3%, in 2000 compared to 1999, and $42.0 million, or 6.3%, in 1999 compared to 1998. The increases were primarily a result of business growth, as evidenced by premium growth, offset in part by an improvement in the benefit ratio to 82.1% in 2000 from 83.3% in 1999, and 85.4% in 1998. The improvements in the benefit ratios for both comparative periods reflect favorable claims experience. Because the benefit ratio is heavily affected by actual claims experience, the improvements in the benefit ratio may or may not continue in the future.

  Operating expenses increased $25.0 million, or 17.9%, in 2000 compared to 1999, and $10.7 million, or 8.3%, in 1999 compared to 1998. The increase in 2000 was due in part to business growth, as evidenced by premium growth, and accelerated expansion efforts in the Eastern United States. In 2000, approximately $2.0 million was directly attributable to the Eastern expansion efforts, including the development of The Standard Life Insurance Company of New York. Additional expenditures for accelerated expansion are estimated at $0.5 million in 2001. Management anticipates expansion into the state of New York to contribute to premium growth beginning in 2001.

  Commissions increased $10.7 million, or 18.8%, in 2000 compared to 1999, and $6.8 million, or 13.6%, in 1999 compared to 1998. Increases for both periods resulted primarily from related premium growth.

 Retirement Plans Segment

  The Retirement Plans segment offers full-service 401(k) and other pension plan products and services. The loss before income taxes in 2000 was $0.4 million, compared to a loss of $2.5 million in 1999 and income of $0.7 million in 1998. Developing significant future profitability from this segment is dependent upon continuing to increase assets under management to improve economies of scale. Total assets under management grew 6.5%, 26.8%, and 16.0% in 2000, 1999, and 1998, respectively. The increase in assets under management in 2000 occurred despite a 24.8% decline in the market value of separate account assets during the year. The following table sets forth selected financial data for the Retirement Plans segment at or for the years ended December 31:

                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in millions)
   Revenues:
     Premiums................................... $   23.7  $   16.6  $   14.0
     Net investment income......................     50.7      50.6      54.0
     Net realized investment gains (losses).....     (0.4)     (0.7)      1.1
                                                 --------  --------  --------
       Total revenues...........................     74.0      66.5      69.1
                                                 --------  --------  --------
   Benefits and expenses:
     Policyholder benefits......................     46.0      43.0      46.6
     Operating expenses.........................     25.3      23.7      20.1
     Commissions................................      3.1       2.3       1.7
                                                 --------  --------  --------
       Total benefits and expenses..............     74.4      69.0      68.4
                                                 --------  --------  --------
   Income (loss) before income taxes............ $   (0.4) $   (2.5) $    0.7
                                                 ========  ========  ========
   Operating expense ratio (% of average assets
    under management)...........................      1.5%      1.6%      1.7%
   Assets under management:
     General account............................ $  662.4  $  655.4  $  631.3
     Separate account...........................  1,092.7     992.3     668.5
                                                 --------  --------  --------
       Total.................................... $1,755.1  $1,647.7  $1,299.8
                                                 ========  ========  ========

  This segment's premiums consist primarily of fees for assets under management in both the general and separate accounts, as well as premiums on life contingent annuities. Premiums increased $7.1 million, or 42.8%, in 2000 compared to 1999, and $2.6 million, or 18.6%, in 1999 compared to 1998. Fees for assets under management represented $5.8 million and $2.0 million, respectively, of the increases. Continuing growth in new deposits and very low terminations fueled an almost 10.1% increase in assets under management in the separate account at December 31, 2000 compared to December 31, 1999, despite a 24.8% decline in the market value of separate account assets during 2000. General account assets under management have remained relatively stable at December 31, 2000 compared to December 31, 1999. Premiums on life contingent annuities accounted for the remaining increases of $1.3 million and $0.6 million in 2000 and 1999, respectively.

  Net investment income, which includes the return on general account assets under management was stable in 2000 compared to 1999, and decreased $3.4 million, or 6.3%, in 1999 compared to 1998. The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rate spreads. Therefore, policyholder benefits (which include interest credited to policyholders) should generally trend with net investment income. Policyholder benefits increased $3.0 million, or 7.0%, in 2000 compared to 1999, and decreased $3.6 million, or 7.7%, in 1999 compared to 1998. The increase in 2000 was primarily due to an increase of $2.3 million in claims and benefits related to life contingent annuities.

  Operating expenses increased $1.6 million, or 6.8%, in 2000 compared to 1999, and $3.6 million, or 17.9%, in 1999 compared to 1998. Expenses increased during 2000 and 1999 due to on-going growth in field operations. Operating expenses in 1999 and 1998 also were impacted by this segment's conversion of its traditional plans to daily plans, which allow daily investment directives. Operating expenses as a percentage of average assets managed declined to 1.5% in 2000 from 1.6% in 1999, and 1.7% in 1998, respectively, reflecting the benefits of increased economies of scale.

 Individual Insurance Segment

  The Individual Insurance segment sells disability insurance and annuities to individuals, and prior to 2001 sold life insurance. Standard recently completed two transactions related to this segment (see "--Businesses Acquired and Sold"). The 2000 amounts include the results of the acquisition of a block of individual disability insurance business effective October 1, 2000, which resulted in minimal impact to operating income before taxes. Although the sale of the individual life insurance business becomes effective in 2001, results for 2000 include $1.9 million of related severance charges. The sale is expected to result in a minimal gain, which will be deferred and amortized over the life of the underlying contracts beginning in 2001.

  In 2000, income before income taxes was $11.4 million compared to $12.4 million and $19.6 million in 1999 and 1998, respectively. Results for 2000 included $4.1 million in capital losses, which resulted from the disposition of certain invested assets supporting this segment. Such dispositions may or may not continue in the future. Results for 1999 included a net increase in expenses related to deferred policy acquisition costs of $2.8 million compared to net reductions in expenses of $1.2 million and $2.8 million in 2000 and 1998, respectively. The 1999 net increase in deferred policy acquisition costs resulted primarily from declines in new sales and a decrease in persistency for the individual life insurance business which was sold effective January 1, 2001.

  The following table sets forth selected financial data for the Individual Insurance segment at or for the years ended December 31:

                                                     2000      1999     1998
                                                   --------  -------- --------
                                                     (Dollars in millions)
Revenues:
  Premiums........................................ $  104.8  $   87.0 $   94.3
  Net investment income...........................    128.0     121.5    124.0
  Net realized investment gains (losses)..........     (4.1)      0.5      1.8
  Other...........................................     (0.1)      --       1.0
                                                   --------  -------- --------
    Total revenues................................    228.6     209.0    221.1
                                                   --------  -------- --------
Benefits and expenses:
  Policyholder benefits...........................    174.3     154.9    162.2
  Operating expenses..............................     29.5      26.8     28.2
  Commissions.....................................     14.6      12.1     13.9
  Net (increase) decrease in deferred policy
   acquisition costs..............................     (1.2)      2.8     (2.8)
                                                   --------  -------- --------
    Total benefits and expenses...................    217.2     196.6    201.5
                                                   --------  -------- --------
Income before income taxes........................ $   11.4  $   12.4 $   19.6
                                                   ========  ======== ========
Operating expense ratio (% of premiums)(1)........    26.4%     30.7%    29.8%
Individual life persistency (% of face amount)....     87.5      88.6     89.5
Life insurance in force........................... $7,213.8  $7,645.9 $7,952.0

--------
(1) Excludes special item, which consists of severance costs associated with disposition of the individual life insurance product line.

  Premiums increased $17.8 million, or 20.5%, in 2000 compared to 1999, and decreased $7.3 million, or 7.7%, in 1999 compared to 1998. The majority of the 2000 increase in premiums related to the recently acquired disability insurance business. In addition, individual annuity premiums increased $3.1 million for the same period. The decrease in premiums in 1999 compared to 1998 resulted primarily from declining individual life insurance sales.

  Net investment income increased $6.5 million, or 5.3%, in 2000 compared to 1999, and decreased $2.5 million, or 2.0%, in 1999 compared to 1998. The increase in 2000 related to additional assets supporting the recently acquired disability insurance business. The decrease in 1999 resulted primarily from a decrease in average invested assets supporting this segment and a decrease in the portfolio yield (see "--Consolidated Results of Operations--Net Investment Income").

  Net realized investment losses were $4.1 million in 2000, compared to net gains of $0.5 million and $1.8 million in 1999 and 1998, respectively. Net realized investment gains or losses occur primarily as a result of disposition of invested assets supporting this segment in the regular course of investment management. Disposition of invested assets and associated gains or losses may or may not continue in the future.

  Policyholder benefits increased $19.4 million, or 12.5%, in 2000 compared to 1999, and decreased $7.3 million, or 4.5%, in 1999 compared to 1998. The increase in 2000 resulted from the recently acquired disability insurance business. The decline in policyholder benefits for 1999 compared to 1998 are consistent with decreases in premiums for the same periods.

  Operating expenses increased $2.7 million, or 10.1%, in 2000 compared to 1999, and decreased $1.4 million, or 5.0%, in 1999 compared to 1998. Operating expenses in 2000 include expenses from the recently acquired disability insurance business, as well as $1.9 million for severance costs related to the disposition of the individual life insurance product line.

  Commissions increased $2.5 million, or 20.7%, in 2000 compared to 1999, and decreased $1.8 million, or 12.9%, in 1999 compared to 1998. Again, the 2000 increase resulted from the recently acquired disability insurance business. The decrease in commissions in 1999 compared to 1998 resulted primarily from declining individual life insurance sales.

  The net reduction in expense related to deferred policy acquisition costs increased $4.0 million in 2000 compared to 1999, and decreased $5.6 million in 1999 compared to 1998. The increase in 2000 resulted primarily from $2.1 million in deferred policy acquisition costs related to increased annuity product sales. The decrease in 1999 was primarily due to declines in new sales and a decrease in persistency for the individual life insurance business which was sold effective January 1, 2001.

 Other

  Other businesses primarily include return on capital not allocated to the business segments, income from StanCorp Mortgage Investors, LLC and net realized investment gains and losses related to real estate investments owned by Standard. Income before income taxes and reorganization expenses for other businesses was $13.9 million, $14.4 million, and $5.4 million for 2000, 1999, and 1998, respectively. Sales of real estate resulted in net realized capital gains of $3.3 million, $3.2 million, and $6.0 million for 2000, 1999 and 1998, respectively. Disposition of invested assets and associated gains and losses may or may not continue into the future.

Liquidity and Capital Resources

 Operating Cash Flows

  Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders and beneficiaries, operating expenses, commissions and taxes. During 2000, the Company reported net cash flows from operating activities of $733.8 million compared to $317.6 million in 1999. The increase primarily resulted from the change in future policy benefits and claims and the deferral of acquisition costs related to the recently acquired individual disability insurance business. Also contributing to the increase was the change in deferred income taxes primarily due to the reversal of prior year temporary differences.

 Investing Cash Flows

  Investing cash inflows consist primarily of the proceeds from sales or maturities of investments. Investing cash outflows consist primarily of payments for investments acquired. Since future benefit payments are principally intermediate- and long-term obligations, the Company's investments are predominantly intermediate-and long-term fixed-rate instruments, such as fixed maturity securities and mortgage loans. Such investments are expected to provide sufficient cash flows to cover the future benefit payment obligations. The nature and quality of various types of investments purchased by Standard must comply with statutes and regulations imposed by Oregon and other states in which Standard is licensed. The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. In the normal course of business, the Company commits to fund mortgage loans generally up to 90 days in advance.

  The market values of the Company's investments vary with changing economic and market conditions and interest rates. The Company is subject to the risk of default on principal and interest payments by the issuers of the fixed maturity securities it owns. Although almost all of the fixed maturity securities are investment-grade and the Company believes it maintains prudent issuer diversification, a major economic downturn could result in issuer defaults. Since fixed maturity securities represent 52.5% of the Company's total general account invested assets at December 31, 2000, such defaults could materially adversely affect the Company's business, financial position, results of operations, or cash flows.

  At December 31, 2000, mortgage loans represented 42.6% of the total general account invested assets and were collateralized by properties located in the Central region representing 22.1% of the portfolio, the Eastern region representing 13.3%, and the Western region representing 64.6%. Of the total mortgage loan portfolio, 41.5% of the collateralized properties were located in the state of California. The Company generally does not require earthquake insurance for properties on which it makes mortgage loans. The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.7% of the portfolio, industrial properties, representing 25.9%, and office properties, representing 18.2%. The remaining 7.2% balance of properties in the portfolio include commercial, apartment, residential and agricultural properties. The loan to value ratio on the overall portfolio was 57% at December 31, 2000. The Company's mortgage loans face both delinquency and default risk. The delinquency and loss performance of Standard's mortgage loan portfolio have consistently outperformed the industry averages, as reported by the American Council of Life Insurance, by wide margins. At December 31, 2000, there were no loans either delinquent or in process of foreclosure. The performance of the Company's mortgage loan portfolio, however, may fluctuate in the future. Should the delinquency rate of the Company's mortgage loan portfolio increase, the increase could have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

  It is management's objective to generally align the cash flow characteristics of assets and liabilities to ensure that the Company's financial obligations can be met under a wide variety of economic conditions. In meeting these objectives, management may choose to liquidate certain investments and reinvest in alternate investments to better match the cash flow characteristics of assets to currently existing liabilities. Most of Standard's policy liabilities result from long term disability reserves that have proven to be very stable over time, participating individual life insurance products and other life insurance and annuity products on which interest rates can be adjusted periodically, and products associated with the separate account. Policyholders or claimants may not withdraw from Standard's large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. This holding of stable long-term reserves makes it possible for Standard to allocate a greater portion of its assets to long-term commercial mortgage loans, a benefit many other insurance companies do not experience.

  Annual cash flow scenario testing is used to assess interest rate risk and to permit Standard's investment policy to be modified whenever necessary to address changing economic environments. The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to these liabilities are generated under various interest rate scenarios. These actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, Standard's statutory reserves and related items at December 31, 2000 made adequate provision for the anticipated cash flows required to meet Standard's contractual obligations and related expenses.

  At December 31, 2000, the Company had outstanding commitments to fund or acquire various assets, primarily commercial mortgage loans with fixed-interest rates ranging from 8.0% to 9.1%, totaling $72.4 million. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon. The Company also has commitments to contribute equity capital to third party joint ventures totaling $19.5 million. The contributions are payable upon demand. However, to the extent amounts are not previously drawn upon, the future minimum capital contributions are $1.3 million in 2002, $3.4 million in 2004, and $14.8 million after 2005.

 Financing Cash Flows

  Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on lines of credit, issuance and repurchase of common stock, and dividends paid on common stock.

  The Company has a $100.0 million unsecured line of credit available through June 30, 2001. The Company expects it can renew this line or obtain other lines of credit from other financial institutions. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 7.1% at December 31, 2000. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. At December 31, 2000, the Company was in compliance with all such covenants. At December 31, 2000, $65.0 million was outstanding on the line of credit. Over time, the Company may pursue long term debt to meet its on-going capital requirements.

  On February 5, 2001, the board of directors of StanCorp authorized a share repurchase plan of up to 1.6 million shares, which expires in February 2002. This plan supplants all other outstanding share repurchase plans. Execution of the share repurchase program will be based upon management's assessment of market conditions for its common stock and other potential growth opportunities. Under previously authorized share repurchase plans, 1.4 million shares were repurchased during 2000 at a total cost of $42.6 million. All share repurchases have been and are to be effected in the open market or in negotiated transactions in compliance with the safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

  StanCorp's ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from Standard. Standard's ability to pay dividends to StanCorp is regulated under Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Oregon Department") to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10% of Standard's combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31st last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Department broad discretion to disapprove requests for dividends in excess of these limits. Based on its statutory results, Standard paid a $50.6 million dividend to StanCorp during the year ended December 31, 2000, and could have paid an additional $65.1 million in dividends to StanCorp in 2000 without obtaining the Oregon Department's approval. Standard would have been permitted to pay $115.7 million, $93.9 million and $38.7 million in 2000, 1999 and 1998, respectively, without obtaining the Oregon Department's approval. The foregoing limitations on dividends would not apply to any dividends to StanCorp from the non-insurance subsidiaries. Combined net income of the non-insurance subsidiaries, before elimination of intercompany amounts, was $6.4 million, $6.2 million and $4.8 million in 2000, 1999 and 1998, respectively.

  The amount available for payment of dividends by Standard without approval of the Oregon Department is $50.8 million in 2001. On February 5, 2001, Standard's board of directors declared an extraordinary cash dividend of $90 million from Standard to StanCorp, subject to regulatory approval from the Oregon Department of Consumer and Business Services. The extraordinary dividend is intended to include a return of a voluntary temporary $65 million capital contribution made by StanCorp to Standard in December 2000 due to the timing of two reinsurance transactions (see "--Business Acquisitions"). The purchase transaction closed in December 2000 and the sale transaction closed in January 2001. The $65 million capital contribution was to provide additional capital during the time both blocks of business remained on Standard's books.

 Risk-Based Capital

  The National Association of Insurance Commissioners has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital ("RBC"), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer's business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. At December 31, 2000, the RBC levels of the Company's insurance subsidiaries were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies.

 Interest Rate Risk Management

  The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to these liabilities are generated under various interest rate scenarios. These actuarial models include those used to support the statutory Statement of Actuarial Opinion required by insurance regulators. According to presently accepted actuarial standards of practice, Standard's current reserves and related items make adequate provision for the anticipated cash flows required to meet Standard's contractual obligations and related expenses.

  The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. In the normal course of business, the Company commits to fund mortgage loans generally up to 60 days in advance.

  The Company's financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. The Company's primary market risk is interest rate risk, which exposes the Company's earnings and cash flows and the fair value of its financial assets. In accordance with Item 305 of Regulation S-K of the Securities and Exchange Commission, the Company has analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2000 and 1999, given a hypothetical ten percent increase in interest rates, and related qualitative information on how the Company manages interest rate risk.

  The interest rate sensitivity analysis is based upon the Company's fixed maturity securities and mortgage loans held at December 31, 2000 and 1999. For the fixed maturity securities portfolio, the analysis estimates the reduction in fair value of the portfolio utilizing a duration-based analysis that assumes a hypothetical ten percent increase in treasury rates. For mortgage and collateral loan portfolios, the analysis estimates the reduction in fair value by discounting expected cash flows at theoretical treasury spot rates in effect at December 31, 2000 and 1999. These analyses discount cash flows using an average of possible discount rates to provide for the potential effects of interest rate volatility. These analyses do not provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual decrease in fair value of the Company's financial assets that would have resulted from a ten percent increase in interest rates could be significantly different from that estimated by the model. The hypothetical reduction in the fair value of the Company's financial assets that results from the model was estimated to be $99.9 million and $124.4 million at December 31, 2000 and 1999, respectively.

 Insolvency Assessments

  Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require life insurance companies operating within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent life insurance companies. Association assessments levied against Standard from January 1, 1998 through December 31, 2000 aggregated $1.3 million. At December 31, 2000, Standard maintained a reserve of $1.0 million for future assessments in respect of currently impaired, insolvent or failed insurers.

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

New and Adopted Accounting Pronouncements

  See Item 8, "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk Management".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  25

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998..................................  26

Consolidated Balance Sheets at December 31, 2000 and 1999................  27

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998..................................  28

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998.....................................................  29

Notes to Consolidated Financial Statements...............................  30

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
StanCorp Financial Group, Inc.
Portland, Oregon

  We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Portland, Oregon
February 5, 2001

                         STANCORP FINANCIAL GROUP, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        (In millions--except share data)

                                                   Year Ended December 31,
                                                -------------------------------
                                                   2000        1999      1998
                                                ----------  ----------  -------
Revenues:
  Premiums....................................  $  1,102.0  $    959.2  $ 892.8
  Net investment income.......................       358.4       336.7    322.9
  Net realized investment gains (losses)......        (1.8)        0.4     11.6
  Other.......................................         4.1         3.0      3.4
                                                ----------  ----------  -------
    Total.....................................     1,462.7     1,299.3  1,230.7
                                                ----------  ----------  -------
Benefits and expenses:
  Policyholder benefits.......................       929.5       821.3    787.5
  Interest paid on policyholder funds.........        90.4        88.8     91.5
  Operating expenses..........................       223.6       192.7    179.4
  Commissions.................................        85.2        71.2     65.6
  Net increase in deferred policy acquisition
   costs......................................        (7.1)       (0.2)    (4.2)
  Reorganization expenses.....................         --          4.5      6.1
                                                ----------  ----------  -------
    Total.....................................     1,321.6     1,178.3  1,125.9
                                                ----------  ----------  -------

Income before income taxes....................       141.1       121.0    104.8

Income taxes..................................        46.4        41.1     35.3
                                                ----------  ----------  -------

Net income....................................        94.7        79.9     69.5
                                                ----------  ----------  -------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
   available-for-sale.........................        40.3      (106.2)    40.1
  Adjustment for realized gains...............        (0.8)       (5.6)    (2.3)
                                                ----------  ----------  -------
    Total.....................................        39.5      (111.8)    37.8
                                                ----------  ----------  -------
Comprehensive income (loss)...................  $    134.2  $    (31.9) $ 107.3
                                                ==========  ==========  =======
Net income per share:
  Basic.......................................  $     2.97  $     1.73
  Basic pro forma.............................                    2.37
  Diluted.....................................        2.95        1.72
  Diluted pro forma...........................                    2.37

Weighted-average shares outstanding:
  Basic.......................................  31,878,834  33,630,692
  Basic pro forma.............................              33,630,692
  Diluted.....................................  32,125,596  33,674,367
  Diluted pro forma...........................              33,674,367


                See Notes to Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (In millions--except share data)

                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             -------- --------
                           ASSETS

Investments:
  Investment securities..................................... $2,539.3 $2,285.0
  Mortgage loans, net.......................................  2,061.1  1,926.2
  Real estate, net..........................................     65.9     98.5
  Policy loans..............................................    106.9    110.8
  Collateral loans..........................................     63.5     68.1
                                                             -------- --------
    Total investments.......................................  4,836.7  4,488.6
Cash and cash equivalents...................................    473.7     40.7
Premiums and other receivables..............................    109.3     78.6
Accrued investment income...................................     61.5     56.2
Deferred policy acquisition costs and value of business
 acquired, net..............................................    186.8    120.2
Property and equipment, net.................................     71.7     69.0
Other assets................................................     27.2     11.5
Separate account assets.....................................  1,092.7    992.3
                                                             -------- --------
    Total................................................... $6,859.6 $5,857.1
                                                             ======== ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Future policy benefits and claims......................... $2,969.5 $2,268.3
  Other policyholder funds..................................  1,565.6  1,571.7
  Deferred tax liabilities..................................     34.0     84.3
  Other liabilities.........................................    273.4    100.6
  Separate account liabilities..............................  1,092.7    992.3
                                                             -------- --------
    Total liabilities.......................................  5,935.2  5,017.2
                                                             -------- --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, 100,000,000 shares authorized; none
   issued...................................................      --       --
  Common stock, no par, 300,000,000 shares authorized;
   31,565,486 and 32,774,098 shares issued at December 31,
   2000 and 1999, respectively..............................    778.7    819.7
  Accumulated other comprehensive income (loss).............      1.9    (37.6)
  Retained earnings.........................................    143.8     57.8
                                                             -------- --------
    Total shareholders' equity..............................    924.4    839.9
                                                             -------- --------
    Total................................................... $6,859.6 $5,857.1
                                                             ======== ========

                See Notes to Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In millions--except share data)

                                              Accumulated
                           Common Stock          Other                   Total
                         ------------------  Comprehensive Retained  Shareholders'
                           Shares    Amount  Income (Loss) Earnings     Equity
                         ----------  ------  ------------- --------  -------------
Balance, January 1,
 1998...................        --   $  --      $  36.4    $ 695.6      $ 732.0
Net income..............        --      --          --        69.5         69.5
Other comprehensive
 income, net of tax.....        --      --         37.8        --          37.8
                         ----------  ------     -------    -------      -------
Balance, December 31,
 1998...................        --      --         74.2      765.1        839.3
                         ----------  ------     -------    -------      -------
Net income..............        --      --          --        79.9         79.9
Other comprehensive
 loss, net of tax.......        --      --       (111.8)       --        (111.8)
Common stock:
  Reorganization........ 18,718,015   515.3         --      (783.2)      (267.9)
  Initial public
   offering............. 15,209,400   336.5         --         --         336.5
  Repurchased........... (1,277,931)  (34.2)        --         --         (34.2)
  Issued under employee
   stock plans..........     56,910     1.1         --         --           1.1
  Issued under various
   incentive plans......     67,704     1.0         --         --           1.0
Dividends declared on
 common stock...........        --      --          --        (4.0)        (4.0)
                         ----------  ------     -------    -------      -------
Balance, December 31,
 1999................... 32,774,098   819.7       (37.6)      57.8        839.9
                         ----------  ------     -------    -------      -------
Net income..............        --      --          --        94.7         94.7
Other comprehensive
 income, net of tax.....        --      --         39.5        --          39.5
Common stock:
  Repurchased........... (1,398,500)  (42.6)        --         --         (42.6)
  Issued to directors...      4,280     0.3         --         --           0.3
  Issued under employee
   stock plans..........     13,232    (0.4)        --         --          (0.4)
  Issued under various
   incentive plans......    172,376     1.7         --         --           1.7
Dividends declared on
 common stock...........        --      --          --        (8.7)        (8.7)
                         ----------  ------     -------    -------      -------
Balance, December 31,
 2000................... 31,565,486  $778.7     $   1.9    $ 143.8      $ 924.4
                         ==========  ======     =======    =======      =======


                See Notes to Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Operating:
 Net income.........................................  $  94.7  $  79.9  $  69.5
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net realized investment (gains) losses............      1.8     (0.4)   (11.6)
  Depreciation and amortization.....................     36.1     27.9     22.3
  Deferral of policy acquisition costs and value of
   business acquired................................    (86.2)   (22.7)   (17.8)
  Deferred income taxes.............................    (71.6)    41.0     34.3
  Changes in other assets and liabilities:
  Trading securities................................     (4.7)   (23.9)   (25.4)
  Receivables and accrued income....................    (36.0)    (8.1)    (6.6)
  Future policy benefits and claims.................    701.2    203.1    224.1
  Other, net........................................     98.5     20.8    (62.1)
                                                      -------  -------  -------
   Net cash provided by operating activities........    733.8    317.6    226.7
                                                      -------  -------  -------
Investing:
 Proceeds of investments sold, matured, or repaid:
  Fixed maturity securities--available-for-sale.....    221.6    236.2    117.0
  Fixed maturity securities--held-to-maturity.......      --       --       9.1
  Mortgage loans....................................    298.9    298.5    334.9
  Real estate.......................................     34.5     10.9     20.3
 Costs of investments acquired:
  Fixed maturity securities--available-for-sale.....   (401.9)  (464.8)  (221.0)
  Mortgage loans....................................   (432.7)  (519.1)  (440.9)
  Real estate.......................................     (5.2)   (15.4)    (6.3)
  Other investments.................................    (13.5)     --      (1.4)
 Property and equipment, net........................    (11.7)    (8.6)    (7.8)
                                                      -------  -------  -------
   Net cash used in investing activities............   (310.0)  (462.3)  (196.1)
                                                      -------  -------  -------
Financing:
 Policyholder fund deposits.........................    700.6    615.2    379.4
 Policyholder fund withdrawals......................   (706.7)  (522.7)  (366.4)
 Line of credit, net................................     65.0      --       --
 Issuance of common stock...........................      1.6    338.6      --
 Repurchase of common stock.........................    (42.6)   (34.2)     --
 Dividends paid on common stock.....................     (8.7)    (4.0)     --
 Payments to eligible policyholders upon
  reorganization....................................      --    (267.9)     --
                                                      -------  -------  -------
   Net cash provided by financing activities........      9.2    125.0     13.0
                                                      -------  -------  -------
Increase (decrease) in cash and cash equivalents....    433.0    (19.7)    43.6
Cash and cash equivalents, beginning of year........     40.7     60.4     16.8
                                                      -------  -------  -------
Cash and cash equivalents, end of year..............  $ 473.7  $  40.7  $  60.4
                                                      =======  =======  =======
Supplemental disclosure of cash flow information:
 Cash paid (received) during the year for:
  Interest..........................................  $  79.7  $  90.0  $  91.6
  Income taxes......................................     69.2     (7.0)    13.8


                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and principles of consolidation. On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services (the "Oregon Department") approving the Plan of Reorganization dated September 28, 1998, as amended on December 14, 1998 (the "Plan"), Standard Insurance Company ("Standard") converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp Financial Group, Inc. ("StanCorp"), an Oregon corporation. Also, on April 21, 1999, StanCorp completed an initial public offering (the "IPO") of
15.2 million shares of its common stock. The shares of common stock issued in the IPO were in addition to 18.7 million shares of StanCorp common stock distributed to Standard policyholders, pursuant to the Plan, in exchange for their membership interests in Standard.

  StanCorp was incorporated under the laws of Oregon in 1998. StanCorp was specifically organized as a parent holding company for its subsidiaries. Significant subsidiaries of StanCorp include Standard; The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC; StanCorp Investment Advisers, Inc.; and Standard Management, Inc. StanCorp is based in Portland, Oregon, and through its subsidiaries has operations throughout the United States.

  StanCorp's largest subsidiary, Standard, underwrites group and individual disability and annuity products, and life and dental insurance for groups. Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. Standard is an admitted reinsurer in New York. The Standard Life Insurance Company of New York provides short term and long term disability insurance for groups in New York. StanCorp Mortgage Investors, LLC, originates and services mortgage loans for Standard's investment portfolio as well as generating fee income from the origination and servicing of mortgage loans sold to institutional investors.
StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to Standard's retirement plan clients. StanCorp's other subsidiaries provide complementary financial and management services.

  The consolidated financial statements include StanCorp Financial Group, Inc. and its subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

  Subsequent event. Effective January 1, 2001, Standard sold, through a reinsurance transaction, substantially all of its individual life insurance business to Protective Life Insurance Company. Standard received a ceding commission of approximately $90 million and transferred liabilities of approximately $790 million. A related trust was established for which Protective Life Insurance Company is required to maintain investments equaling certain statutory reserves. Premiums, total revenues, and income before taxes for this business were $70.0 million, $129.4 million, and $7.2 million respectively, in 2000. This sale included the closed block business, which was established related to certain classes of policies in conjunction with the reorganization in April 1999.

  Business acquisition. Effective October 1, 2000, Standard acquired, through a reinsurance transaction, a block of individual disability insurance business from Minnesota Life Insurance Company. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets. Accompanying this transaction was an agreement that provides for access to market Standard's individual disability insurance products through Minnesota Life Insurance Company's career agency distribution system. Pursuant to the transaction, a trust was established to hold assets equal to statutory reserves under the reinsurance agreement.

  Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates most susceptible to significant changes are those used in determining the liability for future policy benefits and claims, deferred policy acquisition costs, and the provision for income taxes. Changes in such estimates may affect amounts reported in future periods. Actual results could differ from those estimates.

  Investments. Investment securities include fixed maturity securities. Securities are categorized as trading, stated at fair value with changes in fair value reflected as net realized investment gains and losses; or available-for-sale, stated at fair value with net unrealized gains and losses recorded as an increase or decrease to other comprehensive income or loss.

  Mortgage loans are stated at amortized cost less a valuation allowance for estimated uncollectible amounts.

  Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method, with property lives varying from 30 to 40 years. Accumulated depreciation totaled $25.6 million and $27.0 million at December 31, 2000 and 1999, respectively. Real estate acquired in satisfaction of debt is stated at the lower of cost or fair value less estimated costs to sell.

  Policy and collateral loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

  Investment income is presented net of investment expenses. Net investment income and realized investment gains and losses related to separate accounts are included in the separate account assets and liabilities. For all investments except investment securities, realized investment gains and losses are recognized using the specific identification method. For investment securities, realized investment gains and losses are recognized on a first-in, first-out basis. For all investments, declines in fair values below amortized cost are recorded as realized investment losses if the declines are determined to be other than temporary.

  Cash equivalents. Cash equivalents include investments purchased with original maturities at the time of acquisition of three or fewer months.

  Deferred policy acquisition costs and value of business acquired. Acquisition costs related to the production of new business have been deferred to accomplish matching against related future premiums and gross profits. Such costs include commissions, certain costs of policy issuance and underwriting and certain variable field office expenses. For group life and health and individual term life insurance products, the costs are amortized in proportion to expected future premiums. The amortization periods for these contracts generally range from five to ten years. For universal life-type and individual whole life insurance products, individual deferred annuities and investment-type contracts, the costs are amortized over periods ranging from 20 to 30 years, in proportion to the present value of estimated gross profits. The discount rate applied to expected gross profits is revised for actual changes in rates. Deferred policy acquisition costs are charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover amounts deferred. The value of business acquired represented approximately $55 million in the discounted future profits of business acquired through a reinsurance transaction, which will be amortized over the discounted future premiums expected for the life of the contracts underlying the reinsurance agreement.

  Income statement activity for acquisition costs, including deferred policy acquisition costs and value of business acquired, was as follows for the years ended December 31:

                                                   2000      1999      1998
                                                  -------   -------   -------
                                                       (In millions)
   Deferred.....................................   $ 26.7    $ 17.6    $ 17.8
   Amortized....................................    (19.6)    (17.4)    (13.6)
                                                  -------   -------   -------
     Net increase in deferred policy acquisition
      costs.....................................  $   7.1   $   0.2   $   4.2
                                                  =======   =======   =======

  The estimated net amortization of the value of business acquired for each of the next five years is $4.2 million in 2001, $4.0 million in 2002, $3.9 million in 2003, $3.8 million in 2004, and $3.6 million in 2005.

  Property and equipment. The following table sets forth the major classifications of the Company's property and equipment and accumulated depreciation at December 31:

                                                                   2000   1999
                                                                  ------ ------
                                                                  (In millions)
   Home office properties........................................ $ 92.5 $ 89.8
   Office furniture and equipment................................   60.6   52.1
   Leasehold improvements........................................    4.0    3.4
                                                                  ------ ------
     Subtotal....................................................  157.1  145.3
   Less: accumulated depreciation................................   85.4   76.3
                                                                  ------ ------
   Property and equipment, net................................... $ 71.7 $ 69.0
                                                                  ====== ======

  Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives, which are generally 40 years for properties, and from three to ten years for equipment. Leasehold improvements are amortized over the life of the lease. Depreciation expense for 2000, 1999 and 1998 was $9.1 million, $8.5 million and $7.8 million, respectively. Non-affiliated tenants leased approximately 45.6% of the home office properties for the year ended December 31, 2000 and 43.0% for each of the two years ended December 31, 1999 and 1998. Income from the leases is included in net investment income.

  Separate account. Separate account assets and liabilities represent segregated funds for non-guaranteed account assets held for the exclusive benefit of contractholders. The activities of the account primarily relate to contractholder-directed 401(k) contracts. Standard charges the separate accounts for asset management fees and administrative expenses associated with the contracts. Separate account assets and liabilities are carried at fair value.

  Future policy benefits and claims. Actuarially determined reserves are established and carried at amounts that are calculated to meet obligations for future policy benefits and claims. The reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves at certain assumed rates, are expected to be sufficient to meet policy obligations at their maturities or in the event of an insured's death or disability. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement. Reserves are based on actuarially recognized methods for developing assumptions for estimating future policy benefits and claims experience, including an evaluation of interest rates, mortality, morbidity, persistency and expenses. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

  Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts which will ultimately be paid to settle the liability cannot be determined precisely and may vary from the estimated amounts. Reserves are periodically evaluated. Based on changes in the assumptions used to establish the reserves, as well as Standard's actual policy benefits and claims experience, adjustments are made when appropriate. The establishment of reserves and subsequent increases or decreases are charged as expense in the period the reserves are established, increased, or decreased.

  Other policyholder funds. Other policyholder funds are liabilities for universal life-type and investment-type contracts and are based on the policy account balances including accumulated interest.

  Income taxes. The provision for income taxes includes amounts currently payable, and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates and laws. If it is determined more likely than not that a deferred tax asset will not be realized, a valuation allowance will be established.

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

  Other comprehensive income (loss). Other comprehensive income (loss) consists of the current increase or decrease in net unrealized investment gains and losses on securities available-for-sale, net of the related tax effects. Unrealized gains and losses and the adjustment for realized gains and losses, were as follows for the years ended December 31:

                                                    2000     1999      1998
                                                   ------   -------   ------
                                                       (In millions)
   Unrealized gains (losses) on securities
    available-for-sale............................ $ 63.1   $(163.4)  $ 61.7
   Less: tax effects..............................   22.8     (57.2)    21.6
                                                   ------   -------   ------
   Unrealized gains (losses) on securities
    available-for-sale, net of tax................ $ 40.3   $(106.2)  $ 40.1
                                                   ======   =======   ======
   Adjustment for realized gains..................  $(1.2)   $ (8.6)   $(3.5)
   Less: tax effects..............................   (0.4)     (3.0)    (1.2)
                                                   ------   -------   ------
   Adjustment for realized gains, net of tax...... $ (0.8)  $  (5.6)  $ (2.3)
                                                   ======   =======   ======

  Net income per share. Basic net income per share was calculated based on the weighted-average number of shares outstanding. Diluted net income per share reflects the potential effects of the restricted stock grant and exercise of outstanding options. The weighted-average share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. Diluted net income per share was calculated as follows:

                                                       For the
                                                        Period
                                                      April 21,    Year Ended
                                         Year Ended  1999 through December 31,
                                        December 31, December 31,     1999
                                            2000         1999     (pro forma)
                                        ------------ ------------ ------------
Net income (in millions)...............  $     94.7   $     58.0   $     79.9
                                         ==========   ==========   ==========
Basic weighted-average shares
 outstanding...........................  31,878,834   33,630,692   33,630,692
Stock options..........................     158,804       24,405       24,405
Restricted stock.......................      87,958       19,270       19,270
                                         ----------   ----------   ----------
Diluted weighted-average shares
 outstanding...........................  32,125,596   33,674,367   33,674,367
                                         ==========   ==========   ==========
Diluted net income per share...........  $     2.95   $     1.72   $     2.37
                                         ==========   ==========   ==========

  Reclassification. Certain 1999 and 1998 amounts have been reclassified to conform with the current presentation.

  Accounting pronouncements. In the fourth quarter of 2000, the Company adopted Accounting Standards Executive Committee Statement of Position 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts", which established accounting and disclosure requirements for presentation of costs related to a demutualization. As a result, amounts related to the closed block are no longer required to be presented as separate line items in the financial statements and reorganization expenses incurred in conjunction with the Plan are no longer permitted to be treated as an extraordinary item, but are to be included as a single line item in income from continuing operations. Prior period amounts were reclassified to conform with the current presentation.

  In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This pronouncement adds to and amends certain reporting standards from the guidance in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", previously issued in June 1998 and adopted by the Company effective July 1, 1998. The Company does not have any derivative instruments that meet the scope of this statement.

2. CLOSED BLOCK

  Standard established a closed block for the payment of future benefits, policyholder dividends and certain expenses and taxes related to certain classes of policies in conjunction the Plan. Standard allocated to the closed block an amount of assets expected to produce cash flows which, together with future revenues from the policies included in the closed block, will be sufficient to support these policies. Such support includes payment of claims, certain expenses and taxes and continuation of policyholder dividend scales in effect for 1998 (the period used to determine the closed block funding) if the experience underlying such dividend scales, including the portfolio interest rate, continues. Closed block assets, liabilities, revenues, and expenses are displayed together with all other assets, liabilities, revenues, and expenses of the Company based on the nature of the particular item. Separate financial information for closed block activity is stated below. The closed block business was sold as part of the reinsurance transaction with Protective Life Insurance Company effective January 1, 2001.

  Summarized balance sheet information for the closed block was as follows at December 31:

                                                                   2000   1999
                                                                  ------ ------
                                                                  (In millions)
                               ASSETS
                               ------
   Investments:
     Investment securities....................................... $227.4 $220.3
     Mortgage loans, net.........................................  157.6  147.1
     Policy loans................................................   86.9   90.3
     Collateral loans............................................   63.5   68.1
                                                                  ------ ------
       Total investments.........................................  535.4  525.8
   Cash and cash equivalents.....................................    8.5    1.8
   Deferred policy acquisition costs, net........................   60.2   66.0
   Premiums and other receivables................................    2.1    3.3
   Accrued investment income.....................................    8.2    2.9
                                                                  ------ ------
         Closed block assets..................................... $614.4 $599.8
                                                                  ====== ======

                            LIABILITIES
                            -----------
   Future policy benefits and claims............................. $590.8 $585.0
   Other policyholder funds......................................   32.8   33.1
   Deferred tax liabilities......................................   10.3   17.8
   Other liabilities.............................................    6.1    3.6
                                                                  ------ ------
         Closed block liabilities................................ $640.0 $639.5
                                                                  ====== ======

  The excess of closed block liabilities over closed block assets represents the estimated future contribution from the closed block. Summarized financial results for the closed block were as follows for the years ended December 31:

                                                                   2000   1999
                                                                   -----  -----
                                                                       (In
                                                                    millions)
   Revenues:
     Premiums..................................................... $57.7  $44.8
     Net investment income........................................  40.8   30.9
     Net realized investment losses...............................  (0.5)  (0.1)
                                                                   -----  -----
       Total......................................................  98.0   75.6
                                                                   -----  -----
   Benefits and expenses:
     Policyholder benefits........................................  81.7   59.7
     Interest paid on policyholder funds..........................   0.9    0.8
     Operating expenses...........................................   3.5    2.6
     Commissions..................................................   1.5    1.5
     Net decrease in deferred policy acquisition costs............   5.8    1.1
                                                                   -----  -----
       Total......................................................  93.4   65.7
                                                                   -----  -----
       Income before income taxes................................. $ 4.6  $ 9.9
                                                                   =====  =====

  Financial results presented for the closed block for the year ended December 31, 1999 included results from April 21, 1999, the effective date of the Plan, through December 31, 1999. Income tax expense applicable to the closed block is reflected as a component of total tax expense.

3. SEGMENTS

  Three reportable segments comprise a substantial majority of the Company's operations: Employee Benefits--Insurance, Retirement Plans and Individual Insurance. The Employee Benefits--Insurance segment, previously named the Group Insurance segment, markets long term and short term disability, life, accidental death and dismemberment, and dental insurance to groups. The Retirement Plans segment sells full-service 401(k) and other pension plan products and services to employers. The Individual Insurance segment sells disability insurance and annuities to individuals, and prior to 2001 sold individual life insurance. Performance assessment and resource allocation are done at this level.

  Amounts reported as "Other" include net investment income not associated with product segments, other financial service businesses, and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp's mortgage lending and real estate management subsidiaries.

  The following tables set forth selected segment information at or for the years ended December 31:

                              Employee
                              Benefits-  Retirement Individual
                              Insurance    Plans    Insurance  Other    Total
                              ---------  ---------- ---------- ------  --------
                                               (In millions)
2000:
Revenues:
 Premiums.................... $  973.5    $   23.7   $  104.8  $  --   $1,102.0
 Net investment income.......    165.2        50.7      128.0    14.5     358.4
 Net realized investment
  gains (losses).............     (0.7)       (0.4)      (4.1)    3.4      (1.8)
 Other.......................      4.2         --        (0.1)    --        4.1
                              --------    --------   --------  ------  --------
   Total.....................  1,142.2        74.0      228.6    17.9   1,462.7
                              --------    --------   --------  ------  --------
Benefits and expenses:
 Policyholder benefits.......    792.1        11.8      125.6     --      929.5
 Interest paid on
  policyholder funds.........      7.5        34.2       48.7     --       90.4
 Operating expenses..........    164.8        25.3       29.5     4.0     223.6
 Commissions.................     67.5         3.1       14.6     --       85.2
 Net increase in deferred
  policy acquisition costs...     (5.9)        --        (1.2)    --       (7.1)
                              --------    --------   --------  ------  --------
   Total.....................  1,026.0        74.4      217.2     4.0   1,321.6
                              --------    --------   --------  ------  --------
Income (loss) before income
 taxes....................... $  116.2    $   (0.4)  $   11.4  $ 13.9  $  141.1
                              ========    ========   ========  ======  ========
Total assets................. $2,501.7    $1,790.6   $1,802.2  $765.1  $6,859.6
                              ========    ========   ========  ======  ========
1999:
Revenues:
 Premiums.................... $  855.6    $   16.6   $   87.0  $  --   $  959.2
 Net investment income.......    151.8        50.6      121.5    12.8     336.7
 Net realized investment
  gains (losses).............     (3.3)       (0.7)       0.5     3.9       0.4
 Other.......................      2.9         --         --      0.1       3.0
                              --------    --------   --------  ------  --------
   Total.....................  1,007.0        66.5      209.0    16.8   1,299.3
                              --------    --------   --------  ------  --------
Benefits and expenses:
 Policyholder benefits.......    705.5         9.5      106.3     --      821.3
 Interest paid on
  policyholder funds.........      6.7        33.5       48.6     --       88.8
 Operating expenses..........    139.8        23.7       26.8     2.4     192.7
 Commissions.................     56.8         2.3       12.1     --       71.2
 Net (increase) decrease in
  deferred policy
  acquisition costs..........     (3.0)        --         2.8     --       (0.2)
 Reorganization expenses.....      --          --         --      4.5       4.5
                              --------    --------   --------  ------  --------
   Total.....................    905.8        69.0      196.6     6.9   1,178.3
                              --------    --------   --------  ------  --------
Income (loss) before income
 taxes....................... $  101.2    $   (2.5)  $   12.4  $  9.9  $  121.0
                              ========    ========   ========  ======  ========
Total assets................. $2,228.3    $1,641.3   $1,772.7  $214.8  $5,857.1
                              ========    ========   ========  ======  ========
1998:
Revenues:
 Premiums.................... $  784.5    $   14.0   $   94.3  $  --   $  892.8
 Net investment income.......    143.7        54.0      124.0     1.2     322.9
 Net realized investment
  gains......................      2.5         1.1        1.8     6.2      11.6
 Other.......................      2.4         --         1.0     --        3.4
                              --------    --------   --------  ------  --------
   Total.....................    933.1        69.1      221.1     7.4   1,230.7
                              --------    --------   --------  ------  --------
Benefits and expenses:
 Policyholder benefits.......    664.1        10.5      112.9     --      787.5
 Interest paid on
  policyholder funds.........      6.1        36.1       49.3     --       91.5
 Operating expenses..........    129.1        20.1       28.2     2.0     179.4
 Commissions.................     50.0         1.7       13.9     --       65.6
 Net increase in deferred
  policy acquisition costs...     (1.4)        --        (2.8)    --       (4.2)
 Reorganization expenses.....      --          --         --      6.1       6.1
                              --------    --------   --------  ------  --------
   Total.....................    847.9        68.4      201.5     8.1   1,125.9
                              --------    --------   --------  ------  --------
Income (loss) before income
 taxes....................... $   85.2    $    0.7   $   19.6  $ (0.7) $  104.8
                              ========    ========   ========  ======  ========
Total assets................. $2,012.3    $1,318.0   $1,573.1  $375.5  $5,278.9
                              ========    ========   ========  ======  ========

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Carrying amounts and estimated fair values for financial instruments were as follows at December 31:

                                     2000                         1999
                         ---------------------------- ----------------------------
                                   Estimated                    Estimated
                         Amortized   Fair    Carrying Amortized   Fair    Carrying
                           Cost      Value    Amount    Cost      Value    Amount
                         --------- --------- -------- --------- --------- --------
                                               (In millions)
Summary of investments:
  Investment
   securities........... $2,536.3  $2,539.3  $2,539.3 $2,342.4  $2,285.0  $2,285.0
  Mortgage loans........  2,061.1   2,134.8   2,061.1  1,926.2   1,875.9   1,926.2
  Real estate...........     65.9      65.9      65.9     98.5      98.5      98.5
  Policy loans..........    106.9     106.9     106.9    110.8     110.8     110.8
  Collateral loans......     63.5      63.5      63.5     68.1      68.1      68.1
                         --------  --------  -------- --------  --------  --------
    Total investments... $4,833.7  $4,910.4  $4,836.7 $4,546.0  $4,438.3  $4,488.6
                         ========  ========  ======== ========  ========  ========
Liabilities:
  Total other
   policyholder funds,
   investment type
   contracts............ $1,259.2  $1,253.5  $1,259.2 $1,275.2  $1,265.0  $1,275.2
                         ========  ========  ======== ========  ========  ========

  Assets. The fair values of investment securities were based on quoted market prices, where available, or on values obtained from independent pricing services. The fair values of mortgage loans were estimated by discounting expected cash flows at theoretical treasury spot rates in effect at December 31, 2000 and 1999. The cash flows were discounted using an average of possible discount rates to provide for the potential effects of interest rate volatility, and were adjusted to reflect anticipated prepayment and foreclosure. The carrying values of policy loans and collateral loans approximate fair values. While potentially financial instruments, policy loans are an integral component of the insurance contract and have no maturity date.

  Liabilities. The fair values of other policyholder funds that are investment-type contracts were estimated using discounted cash flows at the then-prevailing interest rates offered for similar contracts or as the amounts payable on demand less surrender charges at the balance sheet date.

5. INVESTMENT SECURITIES

  Investment securities at estimated fair values were composed of the following at December 31:

                                                                2000     1999
                                                              -------- --------
                                                                (In millions)
   Fixed maturity securities:
     Available-for-sale...................................... $2,485.4 $2,235.8
     Trading securities......................................     53.9     49.2
                                                              -------- --------
       Total investment securities........................... $2,539.3 $2,285.0
                                                              ======== ========

  Amortized cost and estimated fair values of investment securities, excluding trading securities, were as follows at December 31:

                                                             2000
                                               --------------------------------
                                                          Unrealized
                                                          Estimated   Estimated
                                               Amortized ------------   Fair
                                                 Cost    Gains Losses   Value
                                               --------- ----- ------ ---------
                                                        (In millions)
   Available-for-sale:
     U.S. Government bonds.................... $  505.4  $14.6 $ 0.3  $  519.7
     States and political subdivision bonds...     29.5    0.8   --       30.3
     Corporate bonds..........................  1,868.5   26.2  34.4   1,860.3
     Foreign bonds............................     71.8    0.8   3.9      68.7
     Redeemable preferred stock...............      6.7    --    0.3       6.4
                                               --------  ----- -----  --------
       Total fixed maturity securities........ $2,481.9  $42.4 $38.9  $2,485.4
                                               ========  ===== =====  ========

                                                             1999
                                               --------------------------------
                                                          Unrealized
                                                          Estimated   Estimated
                                               Amortized ------------   Fair
                                                 Cost    Gains Losses   Value
                                               --------- ----- ------ ---------
                                                        (In millions)
   Available-for-sale:
     U.S. Government bonds.................... $  524.1  $ 5.8 $ 5.8  $  524.1
     States and political subdivision bonds...     31.6    0.3   0.2      31.7
     Corporate bonds..........................  1,664.3    6.6  64.8   1,606.1
     Foreign bonds............................     68.7    0.4   1.8      67.3
     Redeemable preferred stock...............      6.6    0.3   0.3       6.6
                                               --------  ----- -----  --------
       Total fixed maturity securities........ $2,295.3  $13.4 $72.9  $2,235.8
                                               ========  ===== =====  ========

  The contractual maturities of fixed maturity securities, excluding trading securities, were as follows at December 31:

                                               2000                1999
                                        ------------------- -------------------
                                                  Estimated           Estimated
                                        Amortized   Fair    Amortized   Fair
                                          Cost      Value     Cost      Value
                                        --------- --------- --------- ---------
                                                     (In millions)
   Available-for-sale:
     Due in 1 year or less............. $  249.1  $  250.9  $  111.9  $  112.6
     Due 1 through 5 years.............    975.5     980.4     946.2     943.8
     Due 5 through 10 years............    851.5     848.6     927.7     882.8
     Due after 10 years................    405.8     405.5     309.5     296.6
                                        --------  --------  --------  --------
       Total available-for-sale........ $2,481.9  $2,485.4  $2,295.3  $2,235.8
                                        ========  ========  ========  ========

  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

  Net investment income summarized by type of investment was as follows for the years ended December 31:

                                                          2000    1999    1998
                                                         ------  ------  ------
                                                            (In millions)
   Fixed maturity securities:
     Available-for-sale................................. $162.7  $155.9  $135.9
     Held-to-maturity...................................    --      --     11.0
     Trading............................................    2.0     --      --
   Mortgage loans.......................................  175.7   164.1   159.6
   Real estate..........................................   16.4    16.6    15.2
   Policy loans.........................................    7.6     7.4     7.4
   Collateral loans.....................................    6.0     7.0     7.4
   Other................................................   10.3     3.0     1.5
                                                         ------  ------  ------
   Gross investment income..............................  380.7   354.0   338.0
   Investment expenses..................................  (22.3)  (17.3)  (15.1)
                                                         ------  ------  ------
       Net investment income............................ $358.4  $336.7  $322.9
                                                         ======  ======  ======

  Realized investment gains (losses) were as follows for the years ended December 31:

                                                            2000   1999   1998
                                                            -----  -----  -----
                                                              (In millions)
   Fixed maturity securities:
     Available-for-sale.................................... $(6.3) $(4.3) $ 1.4
     Trading securities....................................    --    1.4    2.1
   Mortgage loans..........................................   1.2    0.1    2.1
   Real estate.............................................   3.3    3.2    6.0
                                                            -----  -----  -----
       Net realized investment gains (losses).............. $(1.8) $ 0.4  $11.6
                                                            =====  =====  =====

  Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $3.6 million and $3.4 million at December 31, 2000 and 1999, respectively.

6. MORTGAGE LOANS

  The Company held mortgage loans, primarily commercial, that were concentrated in the following states at December 31:

                                                     2000             1999
                                               ---------------- ----------------
                                                Amount  Percent  Amount  Percent
                                               -------- ------- -------- -------
                                                     (Dollars in millions)
   California................................. $  856.5   41.5% $  801.2   41.6%
   Oregon.....................................    152.4    7.4     160.0    8.3
   Texas......................................    158.0    7.7     155.8    8.1
   Washington.................................     83.9    4.1      92.4    4.8
   Other......................................    810.3   39.3     716.8   37.2
                                               --------  -----  --------  -----
       Total mortgage loans................... $2,061.1  100.0% $1,926.2  100.0%
                                               ========  =====  ========  =====

  Although the Company underwrites commercial mortgages throughout the United States, mortgage loans in California represent a concentration of credit risk. The Company requires mortgage collateral and underwrites loans on either a partial or full recourse basis. There were no mortgage loans foreclosed and transferred to real estate in 2000. Mortgage loans foreclosed and transferred to real estate were $2.2 million and $0.8 million for 1999 and 1998, respectively. The following table sets forth mortgage loan valuation and allowance provisions at December 31:

                                                               2000 1999   1998
                                                               ---- -----  ----
                                                                (In millions)
   Balance at beginning of the year........................... $4.1 $ 4.3  $4.0
   Provision..................................................  0.3   0.5   0.3
   Net amount written off.....................................   --  (0.7)   --
                                                               ---- -----  ----
   Balance at end of the year................................. $4.4 $ 4.1  $4.3
                                                               ==== =====  ====

7. FUTURE POLICY BENEFITS AND CLAIMS AND OTHER POLICYHOLDER FUNDS

  Future policy benefits and claims. Future policy benefits and claims include accident and health insurance products offered on products such as group long term and short term disability, individual disability, group dental, and group accidental death and dismemberment. The liability for unpaid accident and health claims and claim adjustment expenses are included in future policy benefits and claims in the consolidated balance sheets. The change in the liability for unpaid claims and related claim adjustment expenses was as follows for the years ended December 31:

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (In millions)
   Balance, beginning of year..................... $1,232.6  $1,100.2  $  975.6
   Less: reinsurance recoverable..................     (1.6)     (1.9)     (2.2)
                                                   --------  --------  --------
       Net balance, beginning of year.............  1,231.0   1,098.3     973.4
                                                   --------  --------  --------
   Incurred related to:
     Current year.................................    954.7     516.7     450.4
     Prior years..................................      1.4      13.9      46.7
                                                   --------  --------  --------
       Total incurred.............................    956.1     530.6     497.1
                                                   --------  --------  --------
   Paid related to:
     Current year.................................   (165.3)   (152.9)   (146.7)
     Prior years..................................   (273.2)   (245.0)   (225.5)
                                                   --------  --------  --------
       Total paid.................................   (438.5)   (397.9)   (372.2)
                                                   --------  --------  --------
   Net balance, end of year.......................  1,748.6   1,231.0   1,098.3
     Plus: reinsurance recoverable................      3.3       1.6       1.9
                                                   --------  --------  --------
       Balance, end of year....................... $1,751.9  $1,232.6  $1,100.2
                                                   ========  ========  ========

  Future policy benefits and claims incurred related to the current year increased $438.0 million in 2000 compared to 1999 primarily due to the acquisition of a block of individual disability insurance from Minnesota Life Insurance Company effective October 1, 2000. The decreases in future policy benefits and claims incurred related to prior years for each of the years presented resulted primarily from favorable claim termination rates. Interest rate assumptions ranged from 3.5% to 9.5% for all years presented.

  Other policyholder funds. Other policyholder funds at December 31, 2000 and 1999 included $589.1 million and $585.4 million, respectively, of employer-sponsored defined contribution and benefit plans deposits and $501.9 million and $546.6 million, respectively, of individual deferred annuity deposits.

8. INCOME TAXES

  The provision (benefit) for income taxes was as follows for the years ended December 31:

                                                             2000   1999  1998
                                                            ------  ----- -----
                                                              (In millions)
   Current................................................. $118.0  $ 0.1 $ 0.9
   Deferred................................................  (71.6)  41.0  34.4
                                                            ------  ----- -----
     Total income tax expense.............................. $ 46.4  $41.1 $35.3
                                                            ======  ===== =====

  The difference between taxes calculated as if the statutory Federal tax rate of 35% was applied to income before income taxes and the recorded tax expense is reconciled as follows:

                                                           2000   1999   1998
                                                           -----  -----  -----
                                                             (In millions)
   Tax at corporate Federal rate of 35%................... $49.4  $42.3  $36.7
   Increase (decrease) in rate resulting from:
     Tax exempt interest..................................  (1.5)  (1.1)  (1.0)
     Dividend received deduction..........................  (1.7)  (0.8)  (0.5)
     State income taxes, net of Federal benefit...........   2.9    1.4    1.5
     Reorganization expenses..............................   --     1.6    2.1
     Amounts provided for uncertainties and adjustments...  (1.3)  (1.4)  (1.8)
     Other................................................  (1.4)   (.9)  (1.7)
                                                           -----  -----  -----
       Total income taxes................................. $46.4  $41.1  $35.3
                                                           =====  =====  =====

  The amounts provided for uncertainties and adjustments primarily reflect uncertainties related to the use of estimates and the subsequent resolution of those uncertainties. Resolution occurs when amounts provided on an estimated basis are known or when the tax year closes.

  The tax effect of temporary differences that give rise to significant portions of the net deferred tax liability were as follows at December 31:

                                                                  2000   1999
                                                                 ------ -------
                                                                 (In millions)
   Investments.................................................. $ 10.4 $   --
   Net unrealized capital losses................................    --     20.3
   Policyholder liabilities.....................................    5.2     --
   Net operating loss and tax credit carry forwards.............    --      8.8
   Other........................... ............................    5.4     6.0
                                                                 ------ -------
     Total deferred tax assets..................................   21.0    35.1
                                                                 ------ -------
   Investments..................................................    --     56.5
   Net unrealized capital gains.................................    1.0     --
   Policyholder liabilities.....................................    --      9.1
   Deferred policy acquisition costs............................   29.6    25.4
   Other........................................................   24.4    28.4
                                                                 ------ -------
     Total deferred tax liabilities.............................   55.0   119.4
                                                                 ------ -------
     Net deferred tax liability.................................  $34.0 $  84.3
                                                                 ====== =======

9. RETIREMENT BENEFITS

  Standard has two non-contributory defined benefit pension plans and a postretirement benefit plan. The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31 and the funded status at December 31:

                                                              Postretirement
                                          Pension Benefits       Benefits
                                          ------------------  ----------------
                                            2000      1999     2000     1999
                                          --------  --------  -------  -------
                                                    (In millions)
Change in benefit obligation:
  Benefit obligation at beginning of
   year.................................. $   92.7  $   97.1    $11.4    $12.2
  Service cost...........................      6.0       5.4      0.7      0.5
  Interest cost..........................      7.1       6.3      1.0      0.7
  Actuarial (gain) loss..................     (4.9)    (13.3)     1.5     (1.6)
  Benefits paid..........................     (3.0)     (2.8)    (1.3)    (0.4)
                                          --------  --------  -------  -------
  Benefit obligation at end of year......     97.9      92.7     13.3     11.4
                                          --------  --------  -------  -------
Change in plan assets:
  Fair value of plan assets at beginning
   of year...............................    102.0      89.1      8.2      8.7
  Actual return on plan assets...........      7.0       6.9      0.8     (0.9)
  Employer contributions.................      9.8       8.8      2.2      0.8
  Benefits paid..........................     (3.0)     (2.8)    (1.3)    (0.4)
                                          --------  --------  -------  -------
  Fair value of plan assets at end of
   year..................................    115.8     102.0      9.9      8.2
                                          --------  --------  -------  -------
Funded status............................     17.9       9.3     (3.4)    (3.2)
Unrecognized net transition asset........     (1.2)     (1.4)     --       --
Unrecognized net actuarial gain..........     (8.9)     (4.9)    (4.3)    (5.8)
Unrecognized prior service cost..........      --        0.1      --       --
                                          --------  --------  -------  -------
  Prepaid (accrued) benefit cost......... $    7.8  $    3.1  $  (7.7) $  (9.0)
                                          ========  ========  =======  =======

  Net periodic benefit cost and assumptions used in the measurement of the benefit obligations were as follows for the years ended December 31:

                                                           Postretirement
                                     Pension Benefits         Benefits
                                     -------------------  -------------------
                                     2000   1999   1998   2000   1999   1998
                                     -----  -----  -----  -----  -----  -----
                                            (Dollars in millions)
Service cost........................ $ 6.0  $ 5.4  $ 5.7  $ 0.7  $ 0.5  $ 0.6
Interest cost.......................   7.1    6.3    6.0    1.0    0.7    0.8
Expected return on plan assets......  (7.0)  (6.2)  (5.7)  (0.4)  (0.4)  (0.4)
Amortization of unrecognized net
 transition asset...................  (0.2)  (0.2)  (0.2)   --     --     --
Recognized net actuarial (gain)
 loss...............................  (0.7)  (0.4)   0.8   (0.4)  (0.4)  (0.3)
                                     -----  -----  -----  -----  -----  -----
  Net periodic benefit cost......... $ 5.2  $ 4.9  $ 6.6  $ 0.9  $ 0.4  $ 0.7
                                     =====  =====  =====  =====  =====  =====
Discount rate.......................  7.75%  7.25%  6.50%  7.75%  7.25%  6.50%
Expected return on plan assets......  6.75   6.75   7.00   6.75   5.00   5.00
Rate of compensation increase.......  5.90   5.96   4.75

  The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.00% in the first year, 6.75% in the second and third years, and ratably declined to 4.00% over the next ten years. A one-percentage-point change in the assumed health care cost trend rate would have the following effect:

                                                               1% Point 1% Point
                                                               Increase Decrease
                                                               -------- --------
                                                                 (In millions)
   Increase (decrease):
     Service and interest costs...............................   $0.3    $(0.2)
     Postretirement benefit obligation........................    1.9     (1.5)

  The pension plans' assets are invested in Standard's general account invested assets. The postretirement benefit plan's assets are separately invested primarily in long-term municipal bonds.

  Substantially all full-time employees are covered by deferred compensation plans under which a portion of the employee contribution is matched. Contributions by Standard to the plans for 2000, 1999 and 1998 were $2.2 million, $2.0 million and $1.8 million, respectively.

  Eligible executive officers are covered by a non-qualified supplemental retirement plan, which is currently unfunded. The accrued benefit cost was $6.0 million and $5.0 million, respectively, at December 31, 2000 and 1999. Expenses related to the plan were $1.1 million, $1.5 million and $0.6 million in 2000, 1999 and 1998, respectively.

10. STOCK-BASED COMPENSATION

  The 1999 Omnibus Stock Incentive Plan ("Stock Plan") authorizes the board of directors of StanCorp to grant eligible employees certain incentive or non-statutory stock options, bonuses and performance stock options, restricted and foreign stock awards, and stock appreciation and cash bonus rights related to StanCorp's common stock. All options are granted at a stock price of not less than the market value at the date of the option grant and may be exercised for a period not exceeding ten years from the date of the grant. The maximum number of shares of common stock that may be issued under the Stock Plan is
1.7 million.

  Through December 31, 2000, options were granted to purchase 889,715 shares of common stock at prices ranging from $22.13 to $42.75 per share. These options were granted to members of StanCorp's board of directors, employee groups consisting of non-officer employees, and officers. Members of StanCorp's board of directors received grants of options totaling 40,500 shares of common stock. Non-officer employees received grants of options ranging from 100 to 250 shares of common stock depending upon the employee's compensation, totaling 312,515 share of common stock. Officers received grants of options on an individual basis totaling 536,700 shares of common stock. These grants generally are subject to a three-year annual-step-vesting schedule from the date of the grant or beginning one year after date of grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. If compensation costs for awards under stock-based compensation plans had been determined based on the fair value at the grant dates using the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net income and net income per share would have been reduced to the following pro forma amounts for the years ended December 31:

                                                    2000             1999
                                              ---------------- -----------------
                                                 As     SFAS   Pro forma  SFAS
                                              Reported No. 123 Reported  No. 123
                                              -------- ------- --------- -------
   Net income (in millions):.................  $94.7    $93.1    $79.9    $78.2
   Net income per share:
     Basic...................................  $2.97    $2.92    $2.37    $2.33
     Diluted.................................   2.95     2.90     2.37     2.32

  For purposes of determining the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                             2000        1999
                                                         -------------  -------
   Dividend yield.......................................           1.0%     1.0%
   Expected stock price volatility......................          31.0     36.0
   Risk-free interest rate..............................           5.1      6.6
   Expected option lives................................ 8.2-9.7 years  7 years

  The following tables set forth stock-based compensation plan activity for the years ended December 31:

                                           2000                  1999
                                   --------------------- ---------------------
                                   Shares      Price     Shares      Price
                                   -------  ------------ -------  ------------
   Outstanding at beginning of
    period.......................  733,621  $22.13-25.19     --   $        --
   Granted.......................  147,700   23.81-42.75 742,015   22.13-25.19
   Exercised.....................  (13,284)  22.13-27.13     --            --
   Cancelled.....................  (40,567)  22.13-29.89  (8,394)        23.75
                                   -------  ------------ -------  ------------
   Outstanding at end of period..  827,470  $22.13-42.75 733,621  $22.13-25.19
                                   =======  ============ =======  ============
   Exercisable...................  228,862  $22.13-42.75     --   $22.13-25.19

  Options outstanding at December 31, 2000 were as follows:

                                                        Weighted-
                                                         Average                   Weighted-
                                                        Remaining                   Average
       Exercise              Number                    Contractual                 Exercise
        Price              Outstanding                    Life                       Price
     ------------          -----------                 -----------                 ---------
     $22.13-29.88            807,570                    8.2 years                   $23.58
      31.69-39.63             11,500                    9.6 years                    34.19
      40.75-42.75              8,400                    9.7 years                    42.18
                             -------                    ---------                   ------
                             827,470                    8.2 years                   $23.92
                             =======                    =========                   ======

  Through December 31, 2000, 240,080 shares of restricted stock had been granted to key management employees. Of these shares, 65,080 vest during 2001 dependent on the recipient's continued employment with the Company. The remaining 175,000 shares are performance-based restricted stock which vest dependent on the annual attainment of financial targets. The weighted-average grant-date fair value of option awards in 2000 and 1999 was $12.37 and $12.06, respectively.

  The Employee Share Purchase Plan allows eligible employees to purchase common stock at 85.0% of the lesser of the fair market value of the stock on either the purchase date or the effective date of each six month offering period. Under the terms of the plan, each eligible employee may elect to have up to 10.0% of the employee's gross total cash compensation for the period withheld to purchase common stock. No employee may purchase common stock having a maximum fair market value in excess of $25,000 in any calendar year.

11. REINSURANCE

  Reinsurance is routinely assumed and ceded with other companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the reinsurer is unable to meet its obligations, the originating issuer of the insurance contract retains the liability. The following table sets forth reinsurance information at or for the years ended December 31:

                                                 Assumed             Percentage
                                      Ceded to    From               of Amount
                             Gross      Other     Other              Assumed to
                             Amount   Companies Companies Net Amount    Net
                           ---------- --------- --------- ---------- ----------
                                          (Dollars in millions)
2000:
Life insurance in force... $129,368.0 $2,212.1   $105.6   $127,261.5    0.1%
                           ========== ========   ======   ==========    ===
Premiums:
  Life insurance and
   annuities.............. $    470.6 $   11.7   $  0.5   $    459.4    0.1%
  Accident and health
   insurance..............      592.9     11.3     61.0        642.6    9.5
                           ---------- --------   ------   ----------    ---
    Total premiums........ $  1,063.5 $   23.0   $ 61.5   $  1,102.0    5.6%
                           ========== ========   ======   ==========    ===

1999:
Life insurance in force... $106,941.5 $2,252.3   $123.3   $104,812.5    0.1%
                           ========== ========   ======   ==========    ===
Premiums:
  Life insurance and
   annuities.............. $    410.6 $   10.4   $  0.3   $    400.5    0.1%
  Accident and health
   insurance..............      527.9      7.8     38.6        558.7    6.9
                           ---------- --------   ------   ----------    ---
    Total premiums........ $    938.5 $   18.2   $ 38.9   $    959.2    4.1%
                           ========== ========   ======   ==========    ===

1998:
Life insurance in force... $ 88,854.3 $2,411.6   $137.0   $ 86,579.7    0.2%
                           ========== ========   ======   ==========    ===
Premiums:
  Life insurance and
   annuities.............. $    369.7 $   10.4   $  0.4   $    359.7    0.1%
  Accident and health
   insurance..............      503.7      6.6     36.0        533.1    6.8
                           ---------- --------   ------   ----------    ---
    Total premiums........ $    873.4 $   17.0   $ 36.4   $    892.8    4.1%
                           ========== ========   ======   ==========    ===

  Recoveries recognized under reinsurance agreements were $10.7 million, $10.5 million and $13.5 million for 2000, 1999 and 1998, respectively. Amounts receivable from reinsurers for recoveries were $3.9 million and $4.2 million at December 31, 2000 and 1999, respectively.

12. INSURANCE INFORMATION

  The following table sets forth insurance information at or for the years ended December 31:

                                      Future                               Benefits, Amortization
                          Deferred    Policy   Other                        Claims   of Deferred
                           Policy    Benefits Policy-              Net        and       Policy      Other
                         Acquisition   and     holder  Premium  Investment Interest  Acquisition  Operating
        Segment             Costs     Claims   Funds   Revenue    Income    Expense     Costs     Expenses
        -------          ----------- -------- -------- -------- ---------- --------- ------------ ---------
                                                           (In millions)
2000:
Employee Benefits-
 Insurance .............   $ 24.7    $1,675.1 $  108.0 $  973.5   $165.2   $  799.6     $ 9.3      $226.4
Retirement Plans........      --         73.3    589.1     23.7     50.7       46.0       --         28.4
Individual Insurance....    162.1     1,221.1    868.5    104.8    128.0      174.3      10.3        42.9
                           ------    -------- -------- --------   ------   --------     -----      ------
  Total.................   $186.8    $2,969.5 $1,565.6 $1,102.0   $343.9   $1,019.9     $19.6      $297.7
                           ======    ======== ======== ========   ======   ========     =====      ======
1999:
Employee Benefits-
 Insurance..............   $ 18.8    $1,512.7 $   84.1 $  855.6   $151.8   $  712.2     $ 7.7      $193.6
Retirement Plans........      --         69.9    585.4     16.6     50.6       43.0       --         26.0
Individual Insurance....    101.4       685.7    902.2     87.0    121.5      154.9       9.7        41.7
                           ------    -------- -------- --------   ------   --------     -----      ------
  Total.................   $120.2    $2,268.3 $1,571.7 $  959.2   $323.9   $  910.1     $17.4      $261.3
                           ======    ======== ======== ========   ======   ========     =====      ======
1998:
Employee Benefits-
 Insurance..............   $ 15.8    $1,363.4 $   69.3 $  784.5   $143.7   $  670.2     $ 6.7      $177.7
Retirement Plans........      --         68.6    582.6     14.0     54.0       46.6       --         21.8
Individual Insurance....     99.1       667.5    827.3     94.3    124.0      162.2       6.9        39.3
                           ------    -------- -------- --------   ------   --------     -----      ------
  Total.................   $114.9    $2,099.5 $1,479.2 $  892.8   $321.7   $  879.0     $13.6      $238.8
                           ======    ======== ======== ========   ======   ========     =====      ======

  Amortization of deferred policy acquisition costs includes amortization of the value of business acquired through a reinsurance transaction. Other operating expenses include operating expenses, commissions and the increase in deferred policy acquisition costs.

13. REGULATORY MATTERS

  Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the state of domicile and other states in which the subsidiaries do business. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as accounting practices set forth in publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices not so prescribed; such accounting practices differ from state to state, may differ from company to company within a state, and may change in the future.

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

  Standard received written approval from the Oregon Department to include collateral loan balances fully secured by policy cash values as admitted assets, which differs from prescribed statutory accounting practices. Prescribed accounting practices generally require amounts in excess of 80% of the market value of the pledged collateral to be designated as non-admitted. As of December 31, 2000 and 1999, this permitted practice increased statutory surplus by $12.7 million and $13.6 million, respectively, over the amount that would have been permitted under prescribed accounting practices.

  Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends that it could declare and pay to StanCorp without prior approval of the states in which the subsidiary is domiciled. The amount available for payment of dividends by Standard without approval of the Oregon Department is $50.8 million in 2001.

  State insurance departments require insurance enterprises to adhere to minimum Risk-Based Capital ("RBC") requirements promulgated by the NAIC. At December 31, 2000 and 1999 Standard's RBC level was significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The amount of statutory capital and surplus necessary to satisfy the regulatory requirements was $248.4 million and $200.1 million at December 31, 2000 and 1999, respectively.

  The following table reconciles the statutory policyholder surplus of the insurance subsidiaries as reported to state insurance regulatory authorities with the Company's GAAP equity at December 31:

                                                                  2000    1999
                                                                 ------  ------
                                                                 (In millions)
   Statutory policyholder surplus............................... $517.7  $506.7
   Adjustments to reconcile to GAAP equity:
     Future policy benefits and other policyholder funds........  169.5   205.3
     Deferred policy acquisition costs..........................  125.8   120.2
     Deferred tax liabilities...................................  (34.0)  (84.3)
     Federal income taxes accrued...............................   41.0    38.4
     Reinsurance receivable.....................................   30.6    25.6
     Premiums receivable........................................  (18.3)  (32.4)
     Asset valuation reserve....................................   39.8    41.1
     Interest maintenance reserve...............................    4.1     8.5
     Valuation of investments...................................    2.8   (57.9)
     Equity of StanCorp and its non-insurance subsidiaries......  (36.7)   37.1
     Non-admitted assets........................................   24.1    22.8
     Reinsurance assumed........................................   61.0     --
     Other, net.................................................   (3.0)    8.8
                                                                 ------  ------
   GAAP equity.................................................. $924.4  $839.9
                                                                 ======  ======

  The following table reconciles statutory gain from operations as reported to insurance regulatory authorities with GAAP net income for the years ended December 31:

                                                        2000    1999    1998
                                                       ------  ------  ------
                                                          (In millions)
   Statutory gain from operations..................... $ 43.3  $116.8  $ 95.7
   Adjustments to reconcile to GAAP net income:
     Future policy benefits and other policyholder
      funds...........................................  (35.8)  (19.3)  (17.6)
     Deferred policy acquisition costs................    5.5     5.3     8.0
     Deferred income taxes............................   71.6   (41.0)  (34.3)
     Current income taxes.............................    2.6    22.6    14.2
     Earnings of StanCorp and its non-insurance
      subsidiaries....................................    3.3     4.5     --
     Other, net.......................................    4.2    (9.0)    3.5
                                                       ------  ------  ------
   GAAP Net income.................................... $ 94.7  $ 79.9  $ 69.5
                                                       ======  ======  ======

  In March 1998 the NAIC adopted the Codification of Statutory Accounting Principles (the "Codification"), which became effective January 1, 2001. The Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company estimates that the adoption of the Codification will increase statutory capital and surplus as of January 1, 2001 by approximately $18.8 million.

14. PARENT HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

  Set forth below are the unconsolidated condensed financial statements of StanCorp. The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company except that StanCorp's subsidiaries are carried under the equity method.

  The following table presents StanCorp's condensed statements of income for the years ended December 31:

                                                                    2000  1999
                                                                   ------ -----
                                                                       (In
                                                                    millions)
   Revenues:
     Equity in net income of subsidiaries......................... $ 97.7 $80.8
     Net investment income........................................    3.2   2.3
                                                                   ------ -----
       Total......................................................  100.9  83.1
   Expenses:
     Interest expense.............................................    1.6   0.1
     Operating expenses...........................................    2.6   0.1
                                                                   ------ -----
       Total......................................................    4.2   0.2
                                                                   ------ -----
   Income before income taxes.....................................   96.7  82.9
   Income taxes...................................................    2.0   3.0
                                                                   ------ -----
   Net income..................................................... $ 94.7 $79.9
                                                                   ====== =====

  The following table presents StanCorp's condensed balance sheets at December
31:

                                                                   2000   1999
                                                                  ------ ------
                                                                  (In millions)
                               ASSETS
                               ------
   Cash and cash equivalents..................................... $  5.2 $  7.4
   Investment in subsidiaries....................................  980.4  822.4
   Other assets..................................................    4.9   17.1
                                                                  ------ ------
     Total....................................................... $990.5 $846.9
                                                                  ====== ======

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

   Total liabilities............................................. $ 66.1 $  7.0
   Total shareholders' equity....................................  924.4  839.9
                                                                  ------ ------
     Total....................................................... $990.5 $846.9
                                                                  ====== ======

  The following table presents StanCorp's condensed statements of cash flows for the years ended December 31:

                                                                2000     1999
                                                               -------  -------
                                                                (In millions)
   Operating:
     Net income............................................... $  94.7  $  79.9
     Change in operating assets and liabilities...............    (7.1)     2.4
                                                               -------  -------
       Net cash provided by operating activities..............    87.6     82.3
   Investing:
     Investment in subsidiaries...............................  (158.0)  (822.4)
     Other investments........................................    56.7    (72.8)
                                                               -------  -------
       Net cash used in investing activities..................  (101.3)  (895.2)
   Financing:
     Advances from (to) affiliates, net.......................    (3.8)     4.6
     Line of credit, net......................................    65.0      --
     Proceeds from issuance (repurchase) of common stock......   (41.0)   819.7
     Dividends on common stock................................    (8.7)    (4.0)
                                                               -------  -------
       Net cash provided by financing activities..............    11.5    820.3
   Increase (decrease) in cash and cash equivalents...........    (2.2)     7.4
   Cash balance, beginning of year............................     7.4      --
                                                               -------  -------
   Cash balance, end of year.................................. $   5.2  $   7.4
                                                               =======  =======

15. COMMITMENTS AND CONTINGENCIES

  The Company has a $100.0 million unsecured line of credit available through June 30, 2001. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 7.1% at December 31, 2000. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness, minimum retained earnings and minimum claims paying ability ratings. At December 31, 2000, the Company was in compliance with all such covenants. At December 31, 2000, $65.0 million was outstanding on the line of credit.

  On February 5, 2001, the board of directors of StanCorp authorized a share repurchase plan of up to 1.6 million shares, which expires in February 2002. This plan supplants all other outstanding share repurchase plans. Execution of the share repurchase program will be based upon management's assessment of market conditions for its common stock and other potential growth opportunities. Under previously authorized share repurchase plans, 1.4 million shares were repurchased during 2000 at a total cost of $42.6 million. All share repurchases have been and are to be effected in the open market or in negotiated transactions in compliance with the safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

  At December 31, 2000, the Company had outstanding commitments to fund or acquire various assets, primarily commercial mortgage loans with fixed-interest rates ranging from 8.0% to 9.1%, totaling $72.4 million. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon. The Company also has commitments to contribute equity capital to third party joint ventures totaling $19.5 million. The contributions are payable upon demand. However, to the extent amounts are not previously drawn upon, the future minimum capital contributions are: 2001, none; 2002, $1.3 million; 2003, none; 2004, $3.4 million; 2005, none; and thereafter, $14.8 million.

  The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2010, with renewal options for periods ranging from three to five years. Future minimum payments under these leases are: 2001, $9.5 million; 2002, $9.0 million; 2003, $5.8 million; 2004, $4.9 million; 2005, $4.4 million and thereafter, $11.7 million. Total rent expense was $9.5 million, $8.0 million and $6.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, minimum future rental receivables on non-cancelable leases with initial terms of one year or more were: 2001, $12.0 million; 2002, $10.6 million; 2003, $9.5 million; 2004, $8.2 million; and 2005, $7.1 million; and
thereafter, $28.4 million.

  In the normal course of business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of December 31, 2000. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

16. QUARTERLY FINANCIAL INFORMATION (Unaudited)

  The following tables set forth unaudited financial information by calendar quarter:

                                                              2000
                                                   ----------------------------
                                                    1st    2nd    3rd     4th
                                                   ------ ------ ------  ------
                                                   (In millions--except share
                                                              data)
   Premiums....................................... $258.8 $266.7 $276.9  $299.6
   Net investment income..........................   87.1   87.1   88.3    95.9
   Net realized investment gains (losses).........    6.2    2.0   (1.0)   (9.0)
   Policyholders benefits.........................  217.4  221.8  234.3   256.0
   Net income.....................................   27.1   26.1   23.9    17.6
   Net income per common share:
     Basic........................................ $ 0.83 $ 0.82 $ 0.75  $ 0.56
     Diluted......................................   0.83   0.81   0.75    0.55

                                                              1999
                                                   ----------------------------
                                                    1st    2nd    3rd     4th
                                                   ------ ------ ------  ------
                                                   (In millions--except share
                                                              data)
   Premiums....................................... $238.6 $233.5 $238.0  $249.1
   Net investment income..........................   80.4   84.6   83.6    88.1
   Net realized investment gains (losses).........    1.1    1.7   (0.6)   (1.8)
   Policyholders benefits.........................  206.6  206.4  204.5   203.8
   Net income.....................................   19.0   17.9   20.0    23.0
   Net income per common share:
     Basic........................................        $ 0.45 $ 0.59  $ 0.69
     Basic pro forma..............................          0.53
     Diluted......................................          0.44   0.59    0.69
     Diluted pro forma............................          0.53

  Amounts may differ from those presented previously due to the adoption of SOP 00-3, "Accounting by Insurance enterprises for Demutualizations and Formation of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts", which establishes accounting and disclosure requirements for presentation of costs related to demutualization. Certain 1999 amounts have been reclassified to conform with the current presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

  Reported under the caption "Election of Directors" in the Company's 2001 Proxy Statement, herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Reported under the caption "Compensation of Executive Officers" in the Company's 2001 Proxy Statement, herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reported under the caption "Share Ownership of Directors, Executive Officers and Certain Shareholders" in the Company's 2001 Proxy Statement, herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reported under the caption "Compensation of Executive Officers--Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement, herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) Index of documents filed as part of this report:

  1. The following Consolidated Financial Statements of StanCorp are included in Item 8.

Independent Auditors' Report..............................................  25

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998...................................  26

Consolidated Balance Sheets at December 31, 2000 and 1999.................  27

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998...................................  28

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998......................................................  29

Notes to Consolidated Financial Statements................................  30

  2. Financial Statement Schedules.

    None.

  3. Exhibits Index.

 Number                                   Name
 ------                                   ----
  2     Acquisition Agreement by and Between Minnesota Life Insurance Company
        and Standard Insurance Company

  3.1   Articles of Incorporation of StanCorp Financial Group, Inc. as amended

  3.2   Bylaws of StanCorp Financial Group, Inc.

  4     Form of Rights Agreement

 10.1   Form of Change of Control Agreement

 10.2   StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As
        Amended

 10.3   StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan

 10.4   Long Term Incentive Compensation Plan (LTIP) Plan Years--1998-2000

 10.5   The Standard Retirement Plan for Home Office Personnel Restatement
        (1992)

 10.6   Standard Insurance Company Amended and Restated Supplemental Deferred
        Compensation Plan for Senior Officer Management Group

 10.7   Standard Insurance Company Home Office Employees' Deferred Compensation
        Plan Restatement 2000

 10.8   Standard Insurance Company Amended and Restated Deferred Compensation
        Plan for Senior Officer Management Group

 10.9   Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank
        National Association Dated as of June 30, 2000 $100,000,000

 10.10  Form of StanCorp 1999 Omnibus Stock Incentive Plan Restricted Stock
        Agreement

 21     Subsidiaries of the Registrant

 23     Independent Auditors' Consent

 24     Power of Attorney of Directors of StanCorp Financial Group, Inc.

 (b) Reports on Form 8-K:

  The Company did not file any reports on Form 8-K for the quarter ended December 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on March 14, 2001.

                                          STANCORP FINANCIAL GROUP, INC.

                                                  /s/ Ronald E. Timpe
                                          By: _________________________________
                                          Name:   Ronald E. Timpe
                                          Title:  Chairman, President and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Ronald E. Timpe            Chairman, President & Chief   March 14, 2001
____________________________________  Executive Officer
          Ronald E. Timpe

       /s/ Eric E. Parsons           Senior Vice President &       March 14, 2001
____________________________________  Chief Financial Officer
          Eric E. Parsons

      /s/ Cindy J. McPike            Assistant Vice President,     March 14, 2001
____________________________________  Controller & Treasurer,
          Cindy J. McPike             Principal Accounting
                                      Officer

                 *                   Director                      March 14, 2001
____________________________________
        Virginia L. Anderson

                 *                   Director                      March 14, 2001
____________________________________
        Frederick W. Buckman

                 *                   Director                      March 14, 2001
____________________________________
          John E. Chapoton

                 *                   Director                      March 14, 2001
____________________________________
           Barry J. Galt

                 *                   Director                      March 14, 2001
____________________________________
           Richard Geary

                 *                   Director                      March 14, 2001
____________________________________
          Peter T. Johnson

              Signature                           Title                  Date
              ---------                           -----                  ----

                  *                   Director                      March 14, 2001
 ____________________________________
           Peter O. Kohler

                  *                   Director                      March 14, 2001
 ____________________________________
           Jerome J. Meyer

                  *                   Director                      March 14, 2001
 ____________________________________
          Ralph R. Peterson

                  *                   Director                      March 14, 2001
 ____________________________________
             E. Kay Stepp

                  *                   Director                      March 14, 2001
 ____________________________________
          William Swindells

                  *                   Director                      March 14, 2001
 ____________________________________
             Mike Thorne
                  *                   Director                      March 14, 2001
 ____________________________________
           Franklin E. Ulf

       /s/ Dwight L. Cramer
 *By: _______________________________
          Dwight L. Cramer,
         as Attorney-in-fact
 (Vice President, General Counsel and
         Corporate Secretary)

                                 EXHIBITS INDEX

 Number                 Name                          Method of Filing
 ------                 ----                          ----------------
  2     Acquisition Agreement by and Between Filed herewith
         Minnesota Life Insurance Company
         and Standard Insurance Company

  3.1   Articles of Incorporation of         Filed as Exhibit 4.1 on
         StanCorp Financial Group, Inc. as    Registrant's Form 8-K, dated May
         amended                              7, 1999, and incorporated herein
                                              by this reference

  3.2   Bylaws of StanCorp Financial Group,  Filed as Exhibit 3.1 on
        Inc.                                  Registrant's Form S-1A, dated
                                              March 12, 1999, and incorporated
                                              herein by this reference

  4     Form of Rights Agreement             Filed as Exhibit 4.2 on the
                                              Registrant's Form 8-K, dated May
                                              7, 1999, and incorporated herein
                                              by this reference

 10.1   Form of Change of Control Agreement  Filed herewith

 10.2   StanCorp Financial Group, Inc. 1999  Filed as Exhibit 10.2 on the
         Omnibus Stock Incentive Plan, As     Registrant's Form 10-Q, dated
         Amended                              August 14, 2000, and
                                              incorporated herein by this
                                              reference

 10.3   StanCorp Financial Group, Inc. 1999  Filed as Exhibit 10.3 on the
         Employee Share Purchase Plan         Registrant's Form 10-K, dated,
                                              March 14, 2000, and incorporated
                                              herein by this reference

 10.4   Long Term Incentive Compensation     Filed as Exhibit 10.5 on the
         Plan (LTIP) Plan Years--1998-2000    Registrant's Form S-1A, dated
                                              March 22, 1999, and incorporated
                                              herein by this reference

 10.5   The Standard Retirement Plan for     Filed as Exhibit 10.6 on the
         Home Office Personnel Restatement    Registrant's Form S-1A, dated
         (1992)                               March 12, 1999, and incorporated
                                              herein by this reference

 10.6   Standard Insurance Company Amended   Filed as Exhibit 10.7 on the
         and Restated Supplemental Deferred   Registrant's Form S-1A, dated
         Compensation Plan for Senior         March 12, 1999, and incorporated
         Officer Management Group             herein by this reference

 10.7   Standard Insurance Company Home      Filed as Exhibit 10.7 on the
         Office Employees' Deferred           Registrant's Form 10-Q, Dated
         Compensation Plan Restatement 2000   November 3, 2000, and
                                              incorporated herein by this
                                              Reference

 10.8   Standard Insurance Company Amended   Filed as Exhibit 10.8 on the
         and Restated Deferred Compensation   Registrant's Form S-1A, dated
         Plan for Senior Officer Management   March 12, 1999, and incorporated
         Group                                herein by this reference

 10.9   Credit Agreement Among StanCorp      Filed as Exhibit 10.9 on the
         Financial Group, Inc. and U.S. Bank  Registrant's Form 10-Q, dated
         National Associated Dated as of      August 14, 2000, and
         June 30, 2000 $100,000,000           incorporated herein by this
                                              Reference

 10.10  Form of StanCorp 1999 Omnibus Stock  Filed herewith
         Incentive Plan Restricted Stock
         Agreement

 21     Subsidiaries of the Registrant       Filed herewith

 23     Independent Auditors' Consent        Filed herewith

 24     Power of Attorney of Directors of    Filed herewith
        StanCorp Financial Group, Inc.