Form 10-Q
period 2001-03-31
STANCORP FINANCIAL GROUP INC
filed 2001-05-14
CIK 1079577

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

    For the Quarterly Period Ended March 31, 2001

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

  As of May 7, 2001 there were 31,153,976 shares of the Registrant's common stock, no par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                          Page
                                                                         -----
                         PART I. FINANCIAL INFORMATION


 ITEM 1. FINANCIAL STATEMENTS


         Unaudited Condensed Consolidated Statements of Income and
          Comprehensive Income for the three months ended March 31,
          2001 and 2000...............................................      1

         Unaudited Condensed Consolidated Balance Sheets at March 31,
          2001 and December 31, 2000..................................      2


         Unaudited Condensed Consolidated Statements of Changes in
          Shareholders' Equity for the year ended December 31, 2000
          and the three months ended March 31, 2001...................      3

         Unaudited Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 2001 and 2000..............      4

         Notes to Unaudited Condensed Consolidated Financial
          Statements..................................................      5


         Independent Accountants' Report..............................      8


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................      9


 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...     19


                           PART II. OTHER INFORMATION


 ITEM 1. LEGAL PROCEEDINGS............................................     20


 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................     20


 ITEM 3. DEFAULTS UPON SENIOR DEBT....................................     20


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     20


 ITEM 5. OTHER INFORMATION............................................     20


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................     20


 SIGNATURES............................................................    21

                         STANCORP FINANCIAL GROUP, INC.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        (In millions--except share data)

                                                         Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
Revenues:
  Premiums............................................. $    298.2  $    258.8
  Net investment income................................       84.8        87.1
  Net realized investment gains........................        0.5         6.2
  Other................................................        1.3         0.7
                                                        ----------  ----------
    Total..............................................      384.8       352.8
                                                        ----------  ----------
Benefits and expenses:
  Policyholder benefits................................      240.8       217.4
  Interest paid on policyholder funds..................       20.2        21.7
  Operating expenses...................................       50.4        44.2
  Commissions and bonuses..............................       29.8        22.8
  Premium taxes and other..............................        5.7         3.9
  Net (increase) decrease in deferred policy
   acquisition costs and value of business acquired....       (2.3)        2.0
                                                        ----------  ----------
    Total..............................................      344.6       312.0
                                                        ----------  ----------

Income before income taxes.............................       40.2        40.8

Income taxes...........................................       14.0        13.7
                                                        ----------  ----------

Net income.............................................       26.2        27.1

Other comprehensive income (loss), net of tax:
  Unrealized gains on securities available-for-sale....       25.1         2.0
  Adjustment for realized losses.......................       (0.3)       (0.4)
                                                        ----------  ----------
    Total..............................................       24.8         1.6
                                                        ----------  ----------

Comprehensive income................................... $     51.0  $     28.7
                                                        ==========  ==========

Net income per share:
  Basic................................................ $     0.84  $     0.83
  Diluted..............................................       0.83        0.83

Weighted-average shares outstanding:
  Basic................................................ 31,316,760  32,443,768
  Diluted.............................................. 31,581,646  32,631,716

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions--except share data)

                                                         March 31, December 31,
                                                           2001        2000
                                                         --------- ------------
                         ASSETS
                         ------
Investments:
  Investment securities................................. $2,575.3    $2,539.3
  Mortgage loans, net...................................  1,929.7     2,061.1
  Real estate, net......................................     60.8        65.9
  Policy loans..........................................      6.1       106.9
  Collateral loans......................................      --         63.5
                                                         --------    --------
    Total investments...................................  4,571.9     4,836.7
Cash and cash equivalents...............................     22.0       473.7
Premiums and other receivables..........................    104.1       109.3
Accrued investment income...............................     58.7        61.5
Deferred policy acquisition costs and value of business
 acquired, net..........................................     99.4       186.8
Property and equipment, net.............................     72.4        71.7
Other assets............................................     34.4        27.2
Separate account assets.................................    996.6     1,092.7
                                                         --------    --------
    Total............................................... $5,959.5    $6,859.6
                                                         ========    ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Future policy benefits and claims..................... $2,413.8    $2,969.5
  Other policyholder funds..............................  1,397.2     1,565.6
  Deferred tax liabilities..............................      --         34.0
  Other liabilities.....................................    194.4       273.4
  Separate account liabilities..........................    996.6     1,092.7
                                                         --------    --------
    Total liabilities...................................  5,002.0     5,935.2
                                                         --------    --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, 100,000,000 shares authorized; none
   issued...............................................      --          --
  Common stock, no par, 300,000,000 shares authorized;
   31,187,860 and 31,565,486 shares issued at March 31,
   2001 and December 31, 2000, respectively.............    763.0       778.7
  Accumulated other comprehensive income................     26.7         1.9
  Retained earnings.....................................    167.8       143.8
                                                         --------    --------
    Total shareholders' equity..........................    957.5       924.4
                                                         --------    --------
    Total............................................... $5,959.5    $6,859.6
                                                         ========    ========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                        (In millions--except share data)

                                              Accumulated
                           Common Stock          Other                  Total
                         ------------------  Comprehensive Retained Shareholders'
                           Shares    Amount  Income (Loss) Earnings    Equity
                         ----------  ------  ------------- -------- -------------
Balance, January 1,
 2000................... 32,774,098  $819.7     $(37.6)     $ 57.8     $839.9
Net income..............        --      --         --         94.7       94.7
Other comprehensive
 income, net of tax.....        --      --        39.5         --        39.5
Common stock:
  Repurchased........... (1,398,500)  (42.6)       --          --       (42.6)
  Issued to directors...      4,280     0.3        --          --         0.3
  Issued under employee
   stock plans..........     13,232    (0.4)       --          --        (0.4)
  Issued under various
   incentive plans......    172,376     1.7        --          --         1.7
Dividends declared on
 common stock...........        --      --         --         (8.7)      (8.7)
                         ----------  ------     ------      ------     ------
Balance, December 31,
 2000................... 31,565,486   778.7        1.9       143.8      924.4
                         ----------  ------     ------      ------     ------
Net income..............        --      --         --         26.2       26.2
Other comprehensive
 income, net of tax.....        --      --        24.8         --        24.8
Common stock:
  Repurchased...........   (418,100)  (16.6)       --          --       (16.6)
  Issued to directors...        743     --         --          --         --
  Issued under employee
   stock plans..........     49,163     1.3        --          --         1.3
  Surrendered under
   various incentive
   plans, net of
   issued...............     (9,432)   (0.4)       --          --        (0.4)
Dividends declared on
 common stock...........        --      --         --         (2.2)      (2.2)
                         ----------  ------     ------      ------     ------
Balance, March 31,
 2001................... 31,187,860  $763.0     $ 26.7      $167.8     $957.5
                         ==========  ======     ======      ======     ======



      See Notes to Unaudited Condensed Consolidated Financial Statements.

                         STANCORP FINANCIAL GROUP, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
Operating:
  Net income............................................. $    26.2  $    27.1
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Net realized investment gains........................      (0.5)      (6.2)
    Depreciation and amortization........................       8.6        8.2
    Deferral of policy acquisition costs and value of
     business acquired, net..............................      (6.5)      (4.8)
    Deferred income taxes................................     (48.1)      17.3
    Changes in other assets and liabilities:
      Trading securities.................................       1.4       (4.2)
      Receivables and accrued income.....................       4.4        1.1
      Future policy benefits and claims..................     200.2       41.6
      Other, net.........................................     (34.3)      19.5
                                                          ---------  ---------
        Net cash provided by operating activities........     151.4       99.7
                                                          ---------  ---------
Investing:
  Proceeds of investments sold, matured, or repaid:
    Fixed maturity securities--available-for-sale........      53.5       46.9
    Mortgage loans.......................................      88.7       62.8
    Real estate..........................................       6.1        8.3
    Other investments....................................       2.4       11.1
  Costs of investments acquired:
    Fixed maturity securities--available-for-sale........    (283.8)     (52.7)
    Mortgage loans.......................................    (113.8)    (109.0)
    Real estate..........................................      (1.0)      (0.4)
    Other investments....................................       --        (0.3)
  Property and equipment, net............................      (3.2)       --
  Disposition of product line............................    (137.2)       --
                                                          ---------  ---------
        Net cash used in investing activities............    (388.3)     (33.3)
                                                          ---------  ---------
Financing:
  Policyholder fund deposits.............................      35.6      161.2
  Policyholder fund withdrawals..........................    (171.5)    (190.7)
  Line of credit, net....................................     (61.0)       7.3
  Issuance of common stock...............................       0.9        0.4
  Repurchase of common stock.............................     (16.6)     (24.5)
  Dividends paid on common stock.........................      (2.2)      (2.0)
                                                          ---------  ---------
        Net cash used in financing activities............    (214.8)     (48.3)
                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents.........    (451.7)      18.1
Cash and cash equivalents, beginning of period...........     473.7       40.7
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $    22.0  $    58.8
                                                          =========  =========
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
    Interest............................................. $    33.0  $    21.7
    Income taxes.........................................      52.9       (3.8)

      See Notes to Unaudited Condensed Consolidated Financial Statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

   StanCorp's largest subsidiary, Standard, underwrites group and individual disability and annuity products, and life and dental insurance for groups. Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. Standard is an admitted reinsurer in New York. The Standard Life Insurance Company of New York provides short term and long term disability insurance for groups in New York. StanCorp Mortgage Investors, LLC, originates and services mortgage loans for Standard's investment portfolio and generates fee income from the origination and servicing of mortgage loans sold to institutional investors. StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to Standard's retirement plan clients. StanCorp's other subsidiaries provide complementary financial and management services.

   The unaudited condensed consolidated financial statements include StanCorp and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

2. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial condition at March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. This report should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period's presentation.

3. DISPOSITION OF PRODUCT LINE

   Effective January 1, 2001, Standard sold substantially all of its individual life insurance product line to Protective Life Insurance Company through a reinsurance transaction. Standard received a ceding commission of approximately $90 million and transferred liabilities of approximately $790 million. The sale resulted in a minimal gain, which is being deferred and amortized over the life of the underlying contracts.

4. SEGMENTS

   Three reportable segments comprise a substantial majority of the Company's operations: Employee Benefits--Insurance, Retirement Plans and Individual Insurance. The Employee Benefits--Insurance segment markets long term and short term disability, life, accidental death and dismemberment, and dental insurance to employer groups. The Retirement Plans segment sells full-service 401(k) and other pension plan products and services to employers. The Individual Insurance segment sells disability insurance and annuities to individuals, and prior to 2001 sold individual life insurance. Performance assessment and resource allocation are done at this level.

   Amounts reported as "Other" include invested assets and net investment income not associated with product segments, other financial service businesses, and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp's mortgage lending and investment management subsidiaries.

   The following tables set forth selected segment information at or for the three months ended March 31:

                               Employee
                               Benefits-  Retirement Individual
                               Insurance    Plans    Insurance  Other   Total
                               ---------  ---------- ---------- ------ --------
                                                (In millions)
2001:
Revenues:
  Premiums.................... $  273.8    $    4.6   $   19.8  $  --  $  298.2
  Net investment income.......     45.3        12.4       25.5     1.6     84.8
  Net realized investment
   gains (losses).............     (0.6)        --         --      1.1      0.5
  Other.......................      1.2         --         0.1     --       1.3
                               --------    --------   --------  ------ --------
    Total.....................    319.7        17.0       45.4     2.7    384.8
                               --------    --------   --------  ------ --------
Benefits and expenses:
  Policyholder benefits.......    221.9         1.7       17.2     --     240.8
  Interest paid on
   policyholder funds.........      2.9         8.6        8.6     0.1     20.2
  Operating expenses..........     37.0         6.2        5.7     1.5     50.4
  Commissions and bonuses.....     23.4         1.4        5.0     --      29.8
  Premium taxes and other.....      4.8         --         0.8     0.1      5.7
  Net increase in deferred
   policy acquisition costs
   and value of business
   acquired...................     (1.6)        --        (0.7)    --      (2.3)
                               --------    --------   --------  ------ --------
    Total.....................    288.4        17.9       36.6     1.7    344.6
                               --------    --------   --------  ------ --------
Income (loss) before income
 taxes........................ $   31.3    $   (0.9)  $    8.8  $  1.0 $   40.2
                               ========    ========   ========  ====== ========
Total assets.................. $2,604.5    $1,726.4   $1,398.7  $229.9 $5,959.5
                               ========    ========   ========  ====== ========


2000:
Revenues:
  Premiums.................... $  230.9    $    6.2   $   21.7  $  --  $  258.8
  Net investment income.......     40.4        13.0       29.8     3.9     87.1
  Net realized investment
   gains (losses).............     (0.5)       (0.1)       0.4     6.4      6.2
  Other.......................      0.7         --         --      --       0.7
                               --------    --------   --------  ------ --------
    Total.....................    271.5        19.1       51.9    10.3    352.8
                               --------    --------   --------  ------ --------
Benefits and expenses:
  Policyholder benefits.......    190.3         3.4       23.7     --     217.4
  Interest paid on
   policyholder funds.........      1.6         8.3       11.8     --      21.7
  Operating expenses..........     31.6         5.6        6.0     1.0     44.2
  Commissions and bonuses.....     18.7         1.6        2.5     --      22.8
  Premium taxes and other.....      3.6         --         0.3     --       3.9
  Net (increase) decrease in
   deferred policy acquisition
   costs......................     (0.2)        --         2.2     --       2.0
                               --------    --------   --------  ------ --------
    Total.....................    245.6        18.9       46.5     1.0    312.0
                               --------    --------   --------  ------ --------
Income before income taxes.... $   25.9    $    0.2   $    5.4  $  9.3 $   40.8
                               ========    ========   ========  ====== ========
Total assets.................. $2,178.6    $1,839.4   $1,753.5  $304.9 $6,076.4
                               ========    ========   ========  ====== ========

   The accounting policies of the segments are the same as those described in the notes to unaudited condensed consolidated financial statements.

5. COMMITMENTS AND CONTINGENCIES

   The Company has a $100.0 million unsecured line of credit available through June 30, 2001. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 5.9% at March 31, 2001. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and minimum retained earnings. At March 31, 2001, the Company was in compliance with all such covenants. At March 31, 2001, $4.0 million was outstanding on the line of credit.

   In the normal course of business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of March 31, 2001. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
StanCorp Financial Group, Inc.:

   We have reviewed the accompanying condensed consolidated balance sheet of StanCorp Financial Group, Inc. and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2001 and 2000, the condensed consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 2001, and the condensed consolidated statements of cash flows for the three-month periods ended
March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

   Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 and the condensed consolidated statement of changes in shareholders' equity for the year ended December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of changes in shareholders' equity from which they have been derived.

DELOITTE & TOUCHE LLP

Portland, Oregon
April 20, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the consolidated financial condition and results of operations of StanCorp Financial Group, Inc. ("StanCorp") and its subsidiaries (collectively, the "Company") should be read in conjunction with the consolidated financial statements and related notes thereto.

Forward-looking Statements

  The management of the Company has made in this Form 10Q, and from time to time may make in its public filings, press releases and oral presentations and discussions, certain statements related to projected growth and future events. Such statements may relate to regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to (i) deterioration in morbidity, mortality, and persistency,
(ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment at the state or Federal level, (iv) competition from other insurers and financial institutions, (v) achievement of sales or other growth objectives, (vi) delinquencies on mortgage loans, (vii) successful entry into the New York insurance market, (viii) achievement of expense management objectives, (ix) changes in claims paying ability ratings,
(x) adverse findings in litigation or other legal proceedings, (xi) ability to achieve financing objectives, and (xii) on-going risks associated with dependence on information technology systems.

Disposition of Product Line

  Effective January 1, 2001, the individual life insurance product line was sold to Protective Life Insurance Company through a reinsurance transaction. (See "--Selected Segment Information--Individual Insurance Segment".)

Consolidated Results of Operations

  The Company's financial objectives are to grow premiums at 10% to 12% per year, maintain operating expense growth at 2% to 3% less than premium growth, grow diluted operating earnings per share 12% to 15% per year (operating earnings exclude after tax realized capital gains and losses and certain special items), and increase operating return on equity to 13% to 14% in 2003. Except for expense growth, each of these strategic objectives was met or on target in the first quarter of 2001. Measurement of expense growth against the related financial objective was affected by certain strategic objectives for accelerated expansion that were undertaken in the second half of 2000 (see "-- Selected Segment Information--Employee Benefits--Insurance Segment").

  Net income per diluted share for both of the first quarters of 2001 and 2000 was $0.83, and net income was $26.2 million and $27.1 million, for the same periods, respectively. Results for the first quarter of 2001 included minimal after tax realized capital gains, while the first quarter of 2000 included $0.11 per diluted share of after tax realized capital gains. Capital gains and losses result from the disposition of invested assets, and may or may not continue in the future. After adjusting for the realized capital gains, after tax, net income grew $2.6 million, or 11.2%, primarily as a result of premium growth and a decrease in the benefit ratio (policyholder benefits as a percentage of premiums) in the Employee Benefits--Insurance segment (see "-- Selected Segment Information--Employee Benefits--Insurance Segment").

 Premiums

  Premiums increased $39.4 million, or 15.3%, for the first quarter of 2001 compared to the first quarter of 2000, primarily from growth in the Employee Benefits--Insurance segment. (See "--Selected Segment Information".)

 Net Investment Income

  Net investment income is affected primarily by changes in the overall interest rate environment and levels of invested assets. Over time, the impact of acquiring new investments at higher or lower interest rates is offset, in part, by policyholder benefits expense due to the practice of using current interest rate assumptions in discounting newly established reserve liabilities. The interest rates used in discounting reserve liabilities are held constant once established. The portfolio yield for fixed maturity securities increased to 6.97% at March 31, 2001, from 6.95% at March 31, 2000. The portfolio yield for mortgage loans was approximately 8.3% at both
March 31, 2001 and March 31, 2000. Portfolio yields may increase or decrease in the future depending on changes in the overall interest rate environment and other factors.

  Net investment income decreased $2.3 million, or 2.6%, for the first quarter of 2001 compared to the first quarter of 2000. Average invested assets decreased 1.8% to $4.43 billion for the first quarter of 2001, from $4.51 billion for the first quarter of 2000. The decrease in average invested assets is a combination of asset growth, offset by the combined effects of two transactions in the Individual Insurance segment (see "--Selected Segment Information--Individual Insurance Segment"). The remaining decrease in net investment income resulted primarily from unrealized losses in the convertible securities trading portfolio (see "--Selected Segment Information--Other").

 Net Realized Investment Gains

  Net realized investment gains or losses occur primarily as a result of disposition of the Company's invested assets in the regular course of investment management. Net realized investment gains were $0.5 million for the first quarter of 2001 compared to $6.2 million for the first quarter of 2000. Disposition of invested assets and associated gains or losses may or may not continue in the future.

 Policyholder Benefits

  Policyholder benefits, including interest paid on policyholder funds, increased $21.9 million, or 9.2%, for the first quarter of 2001 compared to the first quarter of 2000. The increase primarily resulted from business growth in the Employee Benefits--Insurance segment as evidenced by the growth in premiums for that segment. The increase from business growth was offset in part by an improvement in the benefit ratio for the Employee Benefits-- Insurance segment to 82.1% for the first quarter of 2001, compared to 83.1% for the first quarter of 2000. The improvement in the benefit ratio reflects favorable claims experience, which may or may not continue in the future. (See "Selected Segment Information".)

 Operating Expenses

  Operating expenses increased $6.2 million, or 14.0%, for the first quarter of 2001 compared to the first quarter of 2000. The increase was primarily from the Employee Benefits--Insurance segment which had increased operating expenses of $5.4 million for the same period to support business growth evidenced by premium growth (see "--Selected Segment Information").

 Commissions and Bonuses

  Commissions and bonuses are sales-based compensation that vary depending on the product, whether the sale is a new sale or renewal, if a renewal the year of renewal, and other factors. Therefore, commissions will tend to fluctuate with premiums, but not directly. Commissions and bonuses increased $7.0 million, or 30.7%, for the first quarter of 2001 compared to the first quarter of 2000. The increase was primarily due to growth in sales for the Employee Benefits--Insurance segment and a higher commission schedule related to a change in product mix in the Individual Insurance segment (see "--Selected Segment Information").

 Net (Increase) Decrease in Deferred Policy Acquisition Costs and Value of Business Acquired

  Net deferred policy acquisition costs consist of the deferral of certain selling costs and amortization of related costs previously deferred, as well as the value of business acquired on reinsurance transactions. The net reduction in expense for deferral and amortization of policy acquisition costs was $2.3 million for the first quarter of 2001, compared to a net increase in expense of $2.0 million for the first quarter of 2000. The comparative decrease in expense for these two periods of $4.3 million resulted primarily from deferrals of costs supporting business growth in the Employee Benefits-- Insurance segment and the Individual Insurance segment (see "--Selected Segment Information").

 Income Before Income Taxes

  Income before income taxes was relatively stable for the first quarters of 2001 and 2000, at $40.2 million and $40.8 million, respectively, reflecting the combination of increased premiums, the lower benefit ratio, and decreased net realized investment gains previously discussed.

 Income Taxes

  Income taxes differ from the amount computed by applying the Federal corporate tax rate of 35% because of the net result of permanent differences, such as tax-exempt interest on municipal bonds, and the inclusion of state and local income taxes, net of the Federal benefit. The combined Federal and state effective tax rates were 34.8% and 33.6% for the first quarters of 2001 and 2000, respectively. The lower effective rate for the first quarter of 2000 resulted primarily from resolution of tax uncertainties, which had been provided for in prior years.

Selected Segment Information

  The following table sets forth selected segment information at or for the three months ended March 31:

                                                               2001      2000
                                                             --------  --------
                                                               (In millions)
   Revenues:
     Employee Benefits--Insurance segment................... $  319.7  $  271.5
     Retirement Plans segment...............................     17.0      19.1
     Individual Insurance segment...........................     45.4      51.9
     Other..................................................      2.7      10.3
                                                             --------  --------
       Total revenues....................................... $  384.8  $  352.8
                                                             ========  ========
   Income (loss) before income taxes:
     Employee Benefits--Insurance segment................... $   31.3  $   25.9
     Retirement Plans segment...............................     (0.9)      0.2
     Individual Insurance segment...........................      8.8       5.4
     Other..................................................      1.0       9.3
                                                             --------  --------
       Total income before income taxes..................... $   40.2  $   40.8
                                                             ========  ========
   Reserves, other policyholder funds and separate account:
     Employee Benefits--Insurance segment................... $1,921.7  $1,722.8
     Retirement Plans segment                                 1,679.7   1,782.2
     Individual Insurance segment...........................  1,206.2   1,489.9
                                                             --------  --------
       Total ............................................... $4,807.6  $5,003.9
                                                             ========  ========

 Employee Benefits--Insurance Segment

  The Employee Benefits--Insurance segment markets long and short term disability, life, accidental death and dismemberment, and dental insurance to employer groups. As the largest of the Company's three segments, Employee Benefits--Insurance premiums accounted for 91.9% and 89.3% of the Company's total premiums for the first quarters of 2001 and 2000, respectively.

  Income before income taxes for this segment increased $5.4 million, or 20.9%, for the first quarter of 2001 compared to the first quarter of 2000. The increase was primarily the result of business growth, as evidenced by premium growth, and favorable claims experience, which experience may or may not continue in future periods. The following table sets forth selected financial data for this segment for the three months ended March 31:

                                                                  2001    2000
                                                                 ------  ------
                                                                  (Dollars in
                                                                   millions)
   Revenues:
     Premiums................................................... $273.8  $230.9
     Net investment income......................................   45.3    40.4
     Net realized investment losses.............................   (0.6)   (0.5)
     Other......................................................    1.2     0.7
                                                                 ------  ------
       Total revenues...........................................  319.7   271.5
                                                                 ------  ------
   Benefits and expenses:
     Policyholder benefits......................................  224.8   191.9
     Operating expenses.........................................   37.0    31.6
     Commissions and bonuses....................................   23.4    18.7
     Premium taxes and other....................................    4.8     3.6
     Net increase in deferred policy acquisition costs..........   (1.6)   (0.2)
                                                                 ------  ------
       Total benefits and expenses..............................  288.4   245.6
                                                                 ------  ------
   Income before income taxes................................... $ 31.3  $ 25.9
                                                                 ======  ======
   Benefit ratio (% of premiums)................................   82.1%   83.1%
   Operating expense ratio (% of premiums)......................   13.5    13.7
   Sales (annualized new premiums)..............................   74.6    78.9

  Premiums increased $42.9 million, or 18.6% for the first quarter of 2001 compared to the first quarter of 2000. The increase in premiums reflects a combination of strong business retention and realization of the benefits of distribution expansion efforts during the past two to three years.

  Net investment income increased $4.9 million, or 12.2%, for the first quarter of 2001 compared to the first quarter of 2000. The increase was primarily a result of an increase in average invested assets supporting this segment of 15.9%. (See "--Consolidated Results of Operations--Net Investment Income".)

  Policyholder benefits increased $32.9 million, or 17.2%, for the first quarter of 2001 compared to the first quarter of 2000. The increases were primarily a result of business growth, as evidenced by premium growth, offset in part by an improvement in the benefit ratio to 82.1% for the first quarter of 2001 from 83.1% for the first quarter of 2000. The improvement in the benefit ratio reflects favorable claims experience, which may or may not continue in the future.

  Operating expenses increased $5.4 million, or 17.1%, for the first quarter of 2001 compared to the first quarter of 2000, primarily to support business growth, as evidenced by premium growth. In addition, expenses continued to be incurred to support initiatives undertaken in the second half of 2000 to accelerate expansion to take advantage of certain strategic market opportunities then available in the Eastern region. Those opportunities included, among others, the ability to rapidly establish Eastern processing and claims adjudication functions, both improving customer service satisfaction in the Eastern region and mitigating exposures to a previous concentration of those functions in one geographic location. Management expects continued premium growth as a result of these expansion activities.

  Commissions and bonuses are sales-based compensation that vary depending on the product, whether the sale is a new sale or renewal sale, which year of renewal, and other factors. Therefore, commissions will tend to fluctuate with premiums, but not directly. Commissions and bonuses increased $4.7 million to 8.7% of premiums for the first quarter of 2001 compared to 8.1% of premiums for the first quarter of 2000.

  The net increase in deferred policy acquisition costs of $1.6 million for the first quarter of 2001 compared to $0.2 million for the first quarter of 2000, resulted from business growth as discussed above.

 Retirement Plans Segment

  The Retirement Plans segment offers full-service 401(k) and other pension plan products and services. The segment's primary sources of revenues include fees on assets under management and investment return on general account assets under management. In addition, this segment's premiums and policyholder benefits reflect annuitization of 401(k) assets. Developing significant future profitability from this segment is dependent upon continuing to increase assets under management to improve economies of scale. Despite growth in new deposits and low terminations, assets under management decreased 5.8% in the first quarter of 2001, primarily due to declines in market values of equity investments in the separate account, which occurred in late 2000 and the first quarter of 2001. The loss before income taxes for the first quarter of 2001 was $0.9 million compared to income of $0.2 million for the first quarter of 2000. The following table sets forth selected financial data for the Retirement Plans segment at or for the three months ended March 31:

                                                             2001      2000
                                                           --------  --------
                                                              (Dollars in
                                                               millions)
   Revenues:
     Premiums............................................. $    4.6  $    6.2
     Net investment income................................     12.4      13.0
     Net realized investment losses.......................      --       (0.1)
                                                           --------  --------
       Total revenues.....................................     17.0      19.1
                                                           --------  --------
   Benefits and expenses:
     Policyholder benefits................................     10.3      11.7
     Operating expenses...................................      6.2       5.6
     Commissions and bonuses..............................      1.4       1.6
                                                           --------  --------
       Total benefits and expenses........................     17.9      18.9
                                                           --------  --------
   Income (loss) before income taxes...................... $   (0.9) $    0.2
                                                           ========  ========
   Operating expense ratio (% of average assets under
    management)...........................................      1.4%      1.3%
   Assets under management:
     General account...................................... $  683.0  $  630.4
     Separate account.....................................    996.6   1,151.8
                                                           --------  --------
       Total.............................................. $1,679.6  $1,782.2
                                                           ========  ========

  This segment's premiums consist primarily of fees for assets under management and premiums on life contingent annuities, of which the latter can vary widely from quarter to quarter. For the first quarter of 2001, premiums decreased $1.6 million, or 25.8%, compared to the first quarter of 2000, due to a $1.7 million decrease in premiums on life contingent annuities established from the conversion of 401(k) assets. This decrease is reflected in a corresponding decrease in policyholder benefits for the same periods.

  The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rates spreads on assets under management. Therefore, net investment income should generally fluctuate with interest credited, which is a component of policyholder benefits. Net investment income decreased $0.6 million, or 4.7%, for the first quarter of 2001 compared to the first quarter of 2000, while the decrease in policyholder benefits resulted primarily from fluctuations in annuitized 401(k) assets discussed above. For the first quarter of 2000, net investment income for this segment included $0.5 million in unrealized gains on a trading portfolio of convertible securities that supported this segment. Effective for the first quarter of 2001, the convertible securities were replaced with assets that provide a more stable return.

  Annualized operating expenses, measured as a percentage of average assets under management, increased to 1.4% for the first quarter of 2001 compared to 1.3% for the first quarter of 2000, reflecting the impact of decreased assets under management as discussed above.

  Thus far, profitability for this segment has not justified deferral of policy acquisition costs. Management estimates that this segment will reach a profitability level that justifies deferral of policy acquisition costs when assets under management reach approximately $2.0 billion to $2.5 billion.

 Individual Insurance Segment

  The Individual Insurance segment sells disability insurance and annuities to individuals, and prior to 2001 sold life insurance. Two transactions were recently completed for this segment. The transactions involved selling the individual life insurance product line, for which Standard did not possess economies of scale, and investing the proceeds in the acquisition of a substantial block of individual disability business, which management believes has higher growth potential and for which the Company possesses economies of scale, market differentiation and expertise.

  The Company acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company which became effective October 1, 2000. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in statutory reserves. Accompanying this transaction was an agreement that provides for access to market Standard's individual disability insurance products through Minnesota Life Insurance Company's career agency distribution system. Premiums relating to both the business acquired and the newly established distribution system were $15.9 for the first quarter of 2001.

  The sale of the individual life insurance product line to Protective Life Insurance Company, also through a reinsurance transaction, was effective January 1, 2001. Standard received a ceding commission of approximately $90 million and transferred liabilities of approximately $790 million. Premiums, total revenues, and income before taxes for this product line were $17.8 million, $32.6 million, and $2.2 million, respectively, for the first quarter of 2000. The sale resulted in a minimal gain, which is being deferred and amortized over the life of the underlying contracts.

  The following table sets forth selected financial data for the Individual Insurance segment for the three months ended March 31:

                                                          2001        2000
                                                       ----------  ----------
                                                       (Dollars in millions)
   Revenues:
     Premiums......................................... $     19.8  $     21.7
     Net investment income............................       25.5        29.8
     Net realized investment gains....................        --          0.4
     Other............................................        0.1         --
                                                       ----------  ----------
       Total revenues.................................       45.4        51.9
                                                       ----------  ----------
   Benefits and expenses:
     Policyholder benefits............................       25.8        35.5
     Operating expenses...............................        5.7         6.0
     Commissions and bonuses..........................        5.0         2.5
     Premium taxes and other..........................        0.8         0.3
     Net (increase) decrease in deferred policy
      acquisition costs and value of business
      acquired........................................       (0.7)        2.2
                                                       ----------  ----------
       Total benefits and expenses....................       36.6        46.5
                                                       ----------  ----------
   Income before income taxes......................... $      8.8  $      5.4
                                                       ==========  ==========

   Operating expense ratio (% of premiums)............       28.8%       27.6%

   Sales (annualized new premiums or deposits)........ $      5.3  $      4.7

  Premiums decreased $1.9 million, or 8.8%, for the first quarter of 2001 compared to the first quarter of 2000, reflecting a decrease in life premiums of $17.8 million, a decrease in annuity premiums of $0.5 million, and an increase of $16.5 million in disability premiums. Sales of individual disability products for the first quarter of 2001 were strong in the previously existing distribution channels as well as the new distribution channels associated with the recently acquired individual disability insurance business.

  Net investment income decreased $4.3 million, or 14.5%, for the first quarter of 2001 compared to the first quarter of 2000, reflecting decreased average invested assets supporting this segment as a result of the combination of the transactions discussed above.

  Policyholder benefits decreased $9.7 million, or 27.4%, for the first quarter of 2001 compared to the first quarter of 2000, primarily reflecting good claims experience on the newly acquired disability income block of business. Actual claims experience can vary widely for this product line, therefore the claims experience for the first quarter of 2001 may or may not continue into the future.

  Operating expenses decreased $0.3 million, or 5.0%, for the first quarter of 2001 compared to the first quarter of 2000. Management anticipates a moderate increase in operating expenses for this segment beginning in the third quarter of 2001, which is when the transition of administration for the recently acquired individual disability insurance business is expected to be complete.

  Commissions and bonuses increased $2.5 million, or 100.0%, for the first quarter of 2001 compared to 2000, reflecting the higher commission schedule related to a change in product mix on the individual disability products in the first quarter of 2001 compared to the individual life products in the first quarter of 2000.

  The net reduction in expenses for deferred policy acquisition costs was $0.7 million for the first quarter of 2001 compared to an increase in expenses of $2.2 million for the first quarter of 2000. The decrease in expense reflects the results of the sale of the more mature individual life insurance product line and the acquisition of the individual disability insurance business and the related distribution channel.

 Other

  Other businesses primarily include return on capital not allocated to the business segments, income from StanCorp Mortgage Investors, LLC and net realized investment gains and losses related to real estate investments owned by Standard. Income before income taxes for other businesses was $1.0 million and $9.3 million for the first quarters of 2001 and 2000, respectively, primarily reflecting net realized capital gains associated with the other businesses of $1.1 million and $6.4 million for the first quarters of 2001 and 2000, respectively. Net realized capital gains for both periods primarily related to sales of real estate. Disposition of invested assets and associated gains and losses may or may not continue into the future.

  In addition, the first quarter of 2001 included unrealized losses in the market value of convertible securities of $1.1 million. Management is currently reviewing this investment class and depending on the results of that review, may dispose of the convertible securities portfolio.

Liquidity and Capital Resources

 Operating Cash Flows

  Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders and beneficiaries, operating expenses, commissions and taxes. During the first quarter of 2001, the Company reported net cash flows from operating activities of $151.4 million compared to $99.7 million for the first quarter of 2000. The increase primarily resulted from the change in future policy benefits and claims and the deferral of acquisition costs related to the recently acquired individual disability insurance business.

 Investing Cash Flows

  Investing cash inflows consist primarily of the proceeds from sales or maturities of investments. Investing cash outflows consist primarily of payments for investments acquired. Since future benefit payments are principally intermediate- and long-term obligations, the Company's investments are predominantly intermediate-and long-term fixed-rate instruments, such as fixed maturity securities and mortgage loans. Such investments are expected to provide sufficient cash flows to cover the future benefit payment obligations. The nature and quality of various types of investments purchased by Standard must comply with statutes and regulations imposed by Oregon and other states in which Standard is licensed. The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. In the normal course of business, the Company commits to fund mortgage loans generally up to 90 days in advance. During the first quarter of 2001, the Company reported net cash outflows from investing activities of $388.3 million, compared to $33.3 million for the first quarter of 2000. The sale of the individual life insurance product line contributed $137.2 million of this increase (see "--Selected Segment Information--Individual Insurance Segment").

  The market values of the Company's investments vary with changing economic and market conditions and interest rates. The Company is subject to the risk of default on principal and interest payments by the issuers of the fixed maturity securities it owns. Although almost all of the fixed maturity securities are investment-grade and the Company believes it maintains prudent issuer diversification, a major economic downturn could result in issuer defaults. Since fixed maturity securities represent 56.3% of the Company's total general account invested assets at March 31, 2001, such defaults could materially adversely affect the Company's business, financial position, results of operations, or cash flows.

  At March 31, 2001, mortgage loans represented 42.2% of the total general account invested assets and were collateralized by properties located in the Western region representing 63.4% of the portfolio, the Central region representing 22.5% of the portfolio, and the Eastern region representing 14.1%. Of the total mortgage loan portfolio, 40.2% of the collateralized properties were located in the state of California. The Company generally does not require earthquake insurance for properties on which it makes mortgage loans, but does consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 49.2% of the portfolio, industrial properties, representing 25.0%, and office properties, representing 18.7%. The remaining 7.1% balance of properties in the portfolio include commercial, apartment, residential and agricultural properties. The loan to value ratio on the overall portfolio was 67.0% at March 31, 2001. The Company's mortgage loans face both delinquency and default risk. At March 31, 2001, there were two loans either delinquent or in process of foreclosure. The delinquency and loss performance of Standard's mortgage loan portfolio have consistently outperformed the industry averages, as reported by the American Council of Life Insurance. The performance of the Company's mortgage loan portfolio, however, may fluctuate in the future. Should the delinquency rate of the Company's mortgage loan portfolio increase, the increase could have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

  It is management's objective to generally align the cash flow characteristics of assets and liabilities to ensure that the Company's financial obligations can be met under a wide variety of economic conditions. In meeting these objectives, management may choose to liquidate certain investments and reinvest in alternate investments to better match the cash flow characteristics of assets to currently existing liabilities. Most of Standard's policy liabilities result from long term disability reserves that have proven to be very stable over time, annuity products on which interest rates can be adjusted periodically, and products associated with the separate account. Policyholders or claimants may not withdraw from Standard's large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. This holding of stable long-term reserves makes it possible for Standard to allocate a greater portion of its assets to long-term commercial mortgage loans, a benefit many other insurance companies do not experience.

  Annual cash flow scenario testing is used to assess interest rate risk and to permit Standard's investment policy to be modified whenever necessary to address changing economic environments. The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to these liabilities are generated under various interest rate scenarios. These actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, Standard's statutory reserves and related items at December 31, 2000 made adequate provision for the anticipated cash flows required to meet Standard's contractual obligations and related expenses. Management believes there have been no material changes since that time in interest rate risks faced by the Company.

  At March 31, 2001, the Company had outstanding commitments to fund or acquire various assets, primarily commercial mortgage loans with fixed-interest rates ranging from 7.5% to 9.0%, totaling $136.0 million. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon.

 Financing Cash Flows

  Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on lines of credit, issuance and repurchase of common stock, and dividends paid on common stock.

  The Company has a $100.0 million unsecured line of credit available through June 30, 2001. The Company expects to renew this line or obtain a satisfactory substitution prior to the expiration date. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 5.9% at March 31, 2001. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and minimum retained earnings. At March 31, 2001, the Company was in compliance with all such covenants. At March 31, 2001, $4.0 million was outstanding on the line of credit. Over time, the Company may pursue long term debt to meet its on-going capital requirements.

  On February 5, 2001, the board of directors of StanCorp authorized a share repurchase plan of up to 1.6 million shares, which expires on March 1, 2002. This plan supplants all other outstanding share repurchase plans. Execution of the share repurchase program will be based upon management's assessment of market conditions for its common stock and other potential growth opportunities. During the three months ended March 31, 2001, 0.4 million shares were repurchased at a total cost of $16.6 million. All share repurchases have been and are to be effected in the open market or in negotiated transactions in compliance with the safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

  On May 7, 2001 the board of directors of StanCorp declared a quarterly dividend of $0.07 per share of common stock. The dividend is payable on June 8, 2001 to shareholders of record at the close of business on May 18, 2001.

  StanCorp's ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from Standard. Standard's ability to pay dividends to StanCorp is regulated under Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Oregon Department") to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10% of Standard's combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31st last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Department broad discretion to disapprove requests for dividends in excess of these limits. Based on its statutory results, Standard paid a $50.6 million dividend to StanCorp during the year ended December 31, 2000, and could have paid an additional $65.1 million in dividends to StanCorp in 2000 without obtaining the Oregon Department's approval. The foregoing limitations on dividends would not apply to any dividends to StanCorp from the non-insurance subsidiaries. Combined net income of the non-insurance subsidiaries, before elimination of intercompany amounts, was $1.7 million and $1.4 million for the first quarters of 2001 and 2000, respectively.

  The amount available for payment of dividends by Standard without approval of the Oregon Department is $50.8 million in 2001. On February 5, 2001, Standard's board of directors declared an extraordinary cash dividend of $90 million from Standard to StanCorp, subject to regulatory approval from the Oregon Department of Consumer and Business Services. The extraordinary dividend included a return of a voluntary temporary $65 million capital contribution made by StanCorp to Standard in December 2000 due to the timing of two reinsurance transactions (see "--Selected Segment Information - Individual Insurance Segment"). The purchase transaction closed in December 2000 and the sale transaction closed in January 2001. The $65 million capital contribution provided additional capital during the time both blocks of business remained on Standard's books. The extraordinary dividend was approved by the Oregon Department of Consumer and Business Services, and was paid on March 21, 2001.

 Risk-Based Capital

  The National Association of Insurance Commissioners ("NAIC") has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital ("RBC"), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer's business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. At December 31, 2000, the RBC levels of the Company's insurance subsidiaries were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies.

  In March 2001, an executive summary that formulated revised RBC recommendations was released by a task force of the American Academy of Actuaries, at the direction of the NAIC, that proposed revisions that if adopted will modify certain risk factors used in the determination of the RBC level of a company. Management believes that adherence to these recommendations would further enhance the Company's RBC level.

 Insolvency Assessments

  Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require life insurance companies operating within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent life insurance companies. Association assessments levied against Standard from January 1, 1999 through March 31, 2001 aggregated $0.7 million. At March 31, 2001, Standard maintained a reserve of $1.0 million for future assessments in respect of currently impaired, insolvent or failed insurers.

Dependence on Information Technology Systems

  The Company uses information technology systems to conduct business. These systems may be vulnerable to reliability issues, compatibility concerns and security threatening intrusions from external sources. Significant capital investments are continually made to safeguard the Company's infrastructure and provide adequate resources. However, there is no assurance that a future incident will not cause a disruption of service or have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

Commitments and Contingencies

  See "Item 1--Notes to Unaudited Condensed Consolidated Financial Statements--Note 5--Commitments and Contingencies".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no changes in market risks faced by the Company since those reported at December 31, 2000 in the Company's 2000 Annual Report on Form 10-K.

                          PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

  None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

  None

ITEM 3: DEFAULTS UPON SENIOR DEBT

  None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Shareholders, held May 7, 2001, two matters were submitted to a vote: the election of directors for three year terms expiring in 2004 as listed in the proxy statement and the ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the current year. The results of the voting on these matters follow:

1. Election of Class II Directors:

                                                                       Votes
                                                           Votes For  Withheld
                                                           ---------- --------
  Virginia L. Anderson.................................... 20,529,120 157,202
  Jerome J. Meyer......................................... 20,529,858 156,464
  Ralph R. Peterson....................................... 20,530,112 156,210
  E. Kay Stepp............................................ 20,523,695 162,627
  Michael G. Thorne....................................... 20,528,483 157,839


2. Ratification of the Appointment of Independent
 Auditors................................................. 19,843,864 709,252

ITEM 5: OTHER INFORMATION

  None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibit Index

    2  100% Coinsurance Agreement Between Protective Life Insurance Company
          and Standard Insurance Company
    15 Letter re: Unaudited interim financial statements

  (b)  No reports on Form 8-K were filed during the first quarter of 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001                                 /s/ Eric E. Parsons
                                          By:
                                             ----------------------------------
                                                      Eric E. Parsons
                                                   Senior Vice President
                                                and Chief Financial Officer
                                               (Principal Financial Officer)



Date: May 14, 2001                                 /s/ Cindy J. McPike
                                          By:
                                             ----------------------------------
                                                      Cindy J. McPike
                                                  Assistant Vice President
                                                  Controller and Treasurer
                                               (Principal Accounting Officer)

                                 EXHIBITS INDEX

                                                               Method of
 Number Name                                                     Filing
 ------ ----                                                 --------------

    2   100% Coinsurance Agreement Between Protective Life   Filed Herewith
         Insurance Company and Standard Insurance Company

   15   Letter re: Unaudited interim financial statements    Filed Herewith