Form 10-Q
period 2001-06-30
STANCORP FINANCIAL GROUP INC
filed 2001-08-13
CIK 1079577

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended June 30, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from     to

                        Commission File Number: 1-14925

                               -----------------

                        STANCORP FINANCIAL GROUP, INC.
            (Exact name of registrant as specified in its charter)

                Oregon                             93-1253576
     (State or other jurisdiction     (I.R.S. Employer Identification No.)
   of incorporation or organization)

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

                               -----------------

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

   As of August 3, 2001 there were 30,581,856 shares of the Registrant's common stock, no par value, outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     INDEX

                                      PART I. FINANCIAL INFORMATION                                Page
                                                                                                   ----
ITEM 1. FINANCIAL STATEMENTS

        Unaudited Consolidated Statements of Income and Comprehensive Income for the three and
          six months ended June 30, 2001 and 2000.................................................   1

        Unaudited Consolidated Balance Sheets at June 30, 2001 and December 31, 2000..............   2

        Unaudited Consolidated Statements of Changes in Shareholders' Equity for the year ended
          December 31, 2000 and the six months ended June 30, 2001................................   3

        Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and
          2000....................................................................................   4

        Condensed Notes to Unaudited Consolidated Financial Statements............................   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...................................................................   8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................  19

                                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.........................................................................  20

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................  20

ITEM 3. DEFAULTS UPON SENIOR DEBT.................................................................  20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................  20

ITEM 5. OTHER INFORMATION.........................................................................  20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................................  20

SIGNATURES........................................................................................  21

                        STANCORP FINANCIAL GROUP, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                       (In millions--except share data)

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                           ------------------------  ------------------------
                                                              2001         2000         2001         2000
                                                           -----------  -----------  -----------  -----------
Revenues:
   Premiums............................................... $     305.9  $     266.6  $     604.1  $     525.4
   Net investment income..................................        86.6         87.2        171.4        174.4
   Net realized investment gains (losses).................        (0.6)         2.1         (0.1)         8.3
   Other..................................................         0.9          1.3          2.2          2.0
                                                           -----------  -----------  -----------  -----------
       Total..............................................       392.8        357.2        777.6        710.1
                                                           -----------  -----------  -----------  -----------
Benefits and expenses:
   Policyholder benefits..................................       256.2        221.8        497.0        439.2
   Interest paid on policyholder funds....................        19.2         22.0         39.4         43.7
   Operating expenses.....................................        48.2         44.8         98.6         89.0
   Commissions and bonuses................................        29.3         25.8         59.1         48.6
   Premium taxes and other................................         4.8          5.2         10.5          9.1
   Net (increase) decrease in deferred policy acquisition
     costs and value of business acquired.................        (5.5)        (1.9)        (7.8)         0.1
                                                           -----------  -----------  -----------  -----------
       Total..............................................       352.2        317.7        696.8        629.7
                                                           -----------  -----------  -----------  -----------

Income before income taxes................................        40.6         39.5         80.8         80.4

Income taxes..............................................        14.6         13.4         28.6         27.2
                                                           -----------  -----------  -----------  -----------

Net income................................................        26.0         26.1         52.2         53.2
                                                           -----------  -----------  -----------  -----------

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities available-for-
     sale.................................................       (11.4)        (4.2)        13.7         (2.2)
   Adjustment for realized losses.........................        (0.1)        (0.6)        (0.4)        (1.0)
                                                           -----------  -----------  -----------  -----------
       Total..............................................       (11.5)        (4.8)        13.3         (3.2)
                                                           -----------  -----------  -----------  -----------
Comprehensive income...................................... $      14.5  $      21.3  $      65.5  $      50.0
                                                           ===========  ===========  ===========  ===========

Net income per share:.....................................
   Basic.................................................. $      0.84  $      0.82  $      1.68  $      1.66
   Diluted................................................        0.84         0.81         1.67         1.64

Weighted-average shares outstanding:......................
   Basic..................................................  30,831,934   31,727,052   31,073,005   32,085,410
   Diluted................................................  31,101,868   32,124,385   31,337,857   32,383,121

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (In millions--except share data)

                                                                                  June 30, December 31,
                                                                                    2001       2000
                                                                                  -------- ------------
                                   ASSETS
                                   ------
Investments:
   Investment securities......................................................    $2,605.7   $2,539.3
   Mortgage loans, net........................................................     1,995.6    2,061.1
   Real estate, net...........................................................        57.2       65.9
   Policy loans...............................................................         5.9      106.9
   Collateral loans...........................................................          --       63.5
                                                                                  --------   --------
       Total investments.....................................................      4,664.4    4,836.7
Cash and cash equivalents........................................................     19.6      473.7
Premiums and other receivables...................................................     95.2      109.3
Accrued investment income........................................................     59.8       61.5
Deferred policy acquisition costs and value of business acquired, net............     85.4      167.0
Property and equipment, net......................................................     74.2       71.7
Other assets.....................................................................     54.4       47.0
Separate account assets..........................................................  1,107.1    1,092.7
                                                                                  --------   --------
       Total.................................................................     $6,160.1   $6,859.6
                                                                                  ========   ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
   Future policy benefits and claims..........................................    $2,467.5   $2,969.5
   Other policyholder funds...................................................     1,435.9    1,565.6
   Deferred tax liabilities...................................................        39.2       34.0
   Other liabilities..........................................................       161.7      273.4
   Separate account liabilities...............................................     1,107.1    1,092.7
                                                                                  --------   --------
       Total liabilities.....................................................      5,211.4    5,935.2
                                                                                  --------   --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, 100,000,000 shares authorized; none issued................          --         --
   Common stock, no par value, 300,000,000 shares authorized; 30,729,315 and
     31,565,486 shares issued at June 30, 2001 and December 31, 2000,
     respectively.............................................................       741.8      778.7
   Accumulated other comprehensive income........................................     15.2        1.9
   Retained earnings.............................................................    191.7      143.8
                                                                                  --------   --------
       Total shareholders' equity................................................    948.7      924.4
                                                                                  --------   --------
       Total..................................................................... $6,160.1   $6,859.6
                                                                                  ========   ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                       (In millions--except share data)

                                                                    Accumulated
                                                  Common Stock         Other                  Total
                                               ------------------  Comprehensive Retained Shareholders'
                                                 Shares    Amount  Income (Loss) Earnings    Equity
                                               ----------  ------  ------------- -------- -------------
Balance, January 1, 2000...................... 32,774,098  $819.7     $(37.6)     $ 57.8     $839.9
Net income....................................         --      --         --        94.7       94.7
Other comprehensive income, net of tax........         --      --       39.5          --       39.5
Common stock:
   Repurchased................................ (1,398,500)  (42.6)        --          --      (42.6)
   Issued to directors........................      4,280     0.3         --          --        0.3
   Issued under employee stock plans..........     13,232    (0.4)        --          --       (0.4)
   Issued under various incentive plans.......    172,376     1.7         --          --        1.7
Dividends declared on common stock............         --      --         --        (8.7)      (8.7)
                                               ----------  ------     ------      ------     ------
Balance, December 31, 2000.................... 31,565,486   778.7        1.9       143.8      924.4
                                               ----------  ------     ------      ------     ------
Net income....................................         --      --         --        52.2       52.2
Other comprehensive income, net of tax........         --      --       13.3          --       13.3
Common stock:
   Repurchased................................   (897,000)  (38.2)        --          --      (38.2)
   Issued to directors........................      1,576      --         --          --         --
   Issued under employee stock plans..........     68,685     1.9         --          --        1.9
   Surrendered under various incentive plans,
     net of issued............................     (9,432)   (0.6)        --          --       (0.6)
Dividends declared on common stock............         --      --         --        (4.3)      (4.3)
                                               ----------  ------     ------      ------     ------
Balance, June 30, 2001........................ 30,729,315  $741.8     $ 15.2      $191.7     $948.7
                                               ==========  ======     ======      ======     ======


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                      ----------------
                                                                                       2001     2000
                                                                                      -------  -------
Operating:
   Net income........................................................................ $  52.2  $  53.2
   Adjustments to reconcile net income to net cash provided by operating activities:
       Net realized investment (gains) losses........................................     0.1     (8.3)
       Depreciation and amortization.................................................    14.0     10.6
       Deferral of policy acquisition costs and value of business acquired, net......   (14.1)    (2.4)
       Deferred income taxes.........................................................   (19.1)    (5.8)
       Changes in other assets and liabilities:
          Receivables and accrued income.............................................    12.2     (3.6)
          Future policy benefits and claims..........................................   253.9     78.3
          Other, net.................................................................   (84.0)    13.2
                                                                                      -------  -------
              Net cash provided by operating activities..............................   215.2    135.2
                                                                                      -------  -------

Investing:
   Proceeds of investments sold, matured, or repaid:
       Fixed maturity securities--available-for-sale.................................   145.6    108.9
       Mortgage loans................................................................   168.3    101.3
       Real estate...................................................................    17.7     13.7
       Other investments.............................................................    10.3     11.6
   Costs of investments acquired:
       Fixed maturity securities--available-for-sale.................................  (470.2)  (123.6)
       Mortgage loans................................................................  (264.1)  (197.9)
       Real estate...................................................................    (4.0)    (0.5)
   Trading securities, net...........................................................    53.9     (3.1)
   Property and equipment, net.......................................................    (7.2)    (4.1)
   Disposition of product line.......................................................  (137.2)      --
                                                                                      -------  -------
              Net cash used in investing activities..................................  (486.9)   (93.7)
                                                                                      -------  -------
Financing:
   Policyholder fund deposits........................................................   228.1    370.5
   Policyholder fund withdrawals.....................................................  (325.3)  (395.8)
   Line of credit, net...............................................................   (44.0)    11.6
   Issuance of common stock..........................................................     1.3      1.1
   Repurchase of common stock........................................................   (38.2)   (24.5)
   Dividends paid on common stock....................................................    (4.3)    (4.2)
                                                                                      -------  -------
              Net cash used in financing activities..................................  (182.4)   (41.3)
                                                                                      -------  -------
Increase (decrease) in cash and cash equivalents.....................................  (454.1)     0.2
Cash and cash equivalents, beginning of period.......................................   473.7     40.7
                                                                                      -------  -------
Cash and cash equivalents, end of period............................................. $  19.6  $  40.9
                                                                                      =======  =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest...................................................................... $  52.0  $  43.5
       Income taxes..................................................................    84.7     26.9

      See Condensed Notes to Unaudited Consolidated Financial Statements.

        CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

   StanCorp's largest subsidiary, Standard, underwrites group and individual disability and annuity products, and life and dental insurance for groups. Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. Standard is an admitted reinsurer in New York. The Standard Life Insurance Company of New York provides long term and short term disability insurance for employer groups in New York. StanCorp Mortgage Investors, LLC, originates and services mortgage loans for Standard's investment portfolio and generates fee income from the origination and servicing of mortgage loans sold to institutional investors. StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to Standard's retirement plan customers. StanCorp's other subsidiaries provide complementary financial and management services.

   The unaudited consolidated financial statements include StanCorp and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

2. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial condition at June 30, 2001 and December 31, 2000, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Interim results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. This report should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period's presentation.

3. ACQUISITION AND DISPOSITION OF PRODUCT LINES

   Effective October 1, 2000, the Company acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company. The Company paid a ceding commission of approximately $55 million and received approximately $500 million in statutory reserves. Accompanying this transaction was an agreement that provides for access to market Standard's individual disability insurance products through Minnesota Life Insurance Company's career agency distribution system.

   Effective January 1, 2001, the Company sold substantially all of its individual life insurance product line to Protective Life Insurance Company, also through a reinsurance transaction. The Company received a ceding commission of approximately $90 million and transferred liabilities of approximately $790 million. The sale resulted in a minimal gain, which is being deferred and amortized over the life of the underlying contracts.

4. SEGMENTS

   Three reportable segments comprise a substantial majority of the Company's operations: Employee Benefits--Insurance, Retirement Plans and Individual Insurance. Performance assessment and resource allocation are done at the segment level. The Employee Benefits--Insurance segment markets long term and short term disability, life, accidental death and dismemberment, and dental insurance to employer groups. The Retirement Plans segment sells full-service 401(k) and other pension plan products and services to employers. The Individual Insurance segment sells disability insurance and annuities to individuals.

   Amounts reported as "Other" include invested assets and net investment income not associated with product segments, other financial service businesses, and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp's mortgage lending and investment management subsidiaries.

   The following tables set forth selected segment information at or for the period indicated:

                                                          Employee
                                                          Benefits- Retirement Individual
                                                          Insurance   Plans    Insurance  Other    Total
                                                          --------- ---------- ---------- ------  --------
                                                                            (In millions)
Three months ended June 30, 2001:
Revenues:
   Premiums.............................................. $  280.8   $    5.1   $   20.0  $   --  $  305.9
   Net investment income.................................     46.0       13.2       23.9     3.5      86.6
   Net realized investment gains (losses)................     (1.1)       0.2       (0.3)    0.6      (0.6)
   Other.................................................      0.8         --        0.1      --       0.9
                                                          --------   --------   --------  ------  --------
       Total.............................................    326.5       18.5       43.7     4.1     392.8
                                                          --------   --------   --------  ------  --------
Benefits and expenses:
   Policyholder benefits.................................    227.1        2.3       26.8      --     256.2
   Interest paid on policyholder funds...................      3.0        8.7        7.4     0.1      19.2
   Operating expenses....................................     35.0        6.2        5.6     1.4      48.2
   Commissions and bonuses...............................     22.5        1.4        5.4      --      29.3
   Premium taxes and other...............................      4.9         --         --    (0.1)      4.8
   Net increase in deferred policy acquisition costs and
     value of business acquired..........................     (0.8)        --       (4.7)     --      (5.5)
                                                          --------   --------   --------  ------  --------
       Total.............................................    291.7       18.6       40.5     1.4     352.2
                                                          --------   --------   --------  ------  --------
Income (loss) before income taxes........................ $   34.8   $   (0.1)  $    3.2  $  2.7  $   40.6
                                                          ========   ========   ========  ======  ========

                                                          Employee
                                                          Benefits- Retirement Individual
                                                          Insurance   Plans    Insurance  Other    Total
                                                          --------- ---------- ---------- ------  --------
                                                                            (In millions)
Six months ended June 30, 2001:
Revenues:
   Premiums.............................................. $  554.6   $    9.7   $   39.8  $   --  $  604.1
   Net investment income.................................     91.3       25.5       49.4     5.2     171.4
   Net realized investment gains (losses)................     (1.7)       0.2       (0.3)    1.7      (0.1)
   Other.................................................      2.0         --        0.2      --       2.2
                                                          --------   --------   --------  ------  --------
       Total.............................................    646.2       35.4       89.1     6.9     777.6
                                                          --------   --------   --------  ------  --------
Benefits and expenses:
   Policyholder benefits.................................    449.0        4.0       44.0      --     497.0
   Interest paid on policyholder funds...................      5.9       17.3       16.0     0.2      39.4
   Operating expenses....................................     72.0       12.4       11.3     2.9      98.6
   Commissions and bonuses...............................     45.9        2.8       10.4      --      59.1
   Premium taxes and other...............................      9.7         --        0.8      --      10.5
   Net increase in deferred policy acquisition costs and
     value of business acquired..........................     (2.4)        --       (5.4)     --      (7.8)
                                                          --------   --------   --------  ------  --------
       Total.............................................    580.1       36.5       77.1     3.1     696.8
                                                          --------   --------   --------  ------  --------
Income (loss) before income taxes........................ $   66.1   $   (1.1)  $   12.0  $  3.8  $   80.8
                                                          --------   --------   --------  ------  --------
Total assets............................................. $2,697.1   $1,845.2   $1,432.1  $185.7  $6,160.1
                                                          ========   ========   ========  ======  ========

                                                       Employee
                                                       Benefits-  Retirement   Individual
                                                       Insurance     Plans     Insurance   Other   Total
                                                      ----------  ----------- -----------  ------ ------
                                                                         (In millions)
Three months ended June 30, 2000:
Revenues:
   Premiums.......................................... $    238.8  $       5.7 $      22.1  $   -- $266.6
   Net investment income.............................       39.4         13.1        30.2     4.5   87.2
   Net realized investment gains (losses)............        0.4          0.2        (0.6)    2.1    2.1
   Other.............................................        1.2           --         0.1      --    1.3
                                                      ----------  ----------- -----------  ------ ------
       Total.........................................      279.8         19.0        51.8     6.6  357.2
                                                      ----------  ----------- -----------  ------ ------
Benefits and expenses:
   Policyholder benefits.............................      192.9          2.6        26.3      --  221.8
   Interest paid on policyholder funds...............        1.8          8.4        11.8      --   22.0
   Operating expenses................................       32.7          5.5         5.9     0.7   44.8
   Commissions and bonuses...........................       20.3          1.4         4.1      --   25.8
   Premium taxes and other...........................        4.8           --         0.4      --    5.2
   Net increase in deferred policy acquisition costs.       (1.3)          --        (0.6)     --   (1.9)
                                                      ----------  ----------- -----------  ------ ------
       Total.........................................      251.2         17.9        47.9     0.7  317.7
                                                      ----------  ----------- -----------  ------ ------
Income before income taxes........................... $     28.6  $       1.1 $       3.9  $  5.9 $ 39.5
                                                      ==========  =========== ===========  ====== ======

                                                Employee
                                                Benefits-  Retirement   Individual
                                                Insurance     Plans     Insurance   Other   Total
                                               ----------  ----------- -----------  ------ --------
                                                                  (In millions)
Six months ended June 30, 2000:
Revenues:
   Premiums................................... $    469.7  $      11.9 $      43.8  $   -- $  525.4
   Net investment income......................       79.8         26.1        60.0     8.5    174.4
   Net realized investment gains (losses).....       (0.1)          --        (0.1)    8.5      8.3
   Other......................................        1.9           --          --     0.1      2.0
                                               ----------  ----------- -----------  ------ --------
       Total..................................      551.3         38.0       103.7    17.1    710.1
                                               ----------  ----------- -----------  ------ --------
Benefits and expenses:
   Policyholder benefits......................      383.2          6.0        50.0      --    439.2
   Interest paid on policyholder funds........        3.4         16.7        23.6      --     43.7
   Operating expenses.........................       64.3         11.2        11.8     1.7     89.0
   Commissions and bonuses....................       39.0          2.9         6.7      --     48.6
   Premium taxes and other....................        8.4           --         0.7      --      9.1
   Net (increase) decrease in deferred policy
     acquisition costs........................       (1.5)          --         1.6      --      0.1
                                               ----------  ----------- -----------  ------ --------
       Total..................................      496.8         36.8        94.4     1.7    629.7
                                               ----------  ----------- -----------  ------ --------
Income before income taxes.................... $     54.5  $       1.2 $       9.3  $ 15.4 $   80.4
                                               ==========  =========== ===========  ====== ========
Total assets.................................. $  2,277.3  $   1,862.0 $   1,747.8  $224.3 $6,111.4
                                               ==========  =========== ===========  ====== ========

   The accounting policies of the segments are the same as those described in the condensed notes to unaudited consolidated financial statements.

5. COMMITMENTS AND CONTINGENCIES

   The Company has a $100.0 million unsecured line of credit through June 29, 2002. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 4.63% at June 30, 2001. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At June 30, 2001, the Company was in compliance with all such covenants. At June 30, 2001, $21.0 million was outstanding on the line of credit.

   In the normal course of business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of June 30, 2001. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

6. ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This pronouncement supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets". The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has no goodwill and does not expect SFAS No. 142 to have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following analysis of the consolidated financial condition and results of operations of StanCorp Financial Group, Inc. ("StanCorp") and its subsidiaries (collectively, the "Company") should be read in conjunction with the unaudited consolidated financial statements and related condensed notes thereto.

Forward-looking Statements

   The management of the Company has made in this Form 10-Q, and from time to time may make in its public filings, press releases and oral presentations and discussions, certain statements related to projected growth and future events. Such statements may relate to regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to (i) deterioration in morbidity, mortality, and persistency, (ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment at the state or Federal level, (iv) competition from other insurers and financial institutions, (v) achievement of sales, growth in assets under management or other growth objectives, (vi) delinquencies on bonds and mortgage loans, (vii) successful entry into the New York insurance market, (viii) achievement of expense management objectives,
(ix) changes in claims paying ability ratings, (x) adverse findings in litigation or other legal proceedings, (xi) ability to achieve financing objectives, and (xii) on-going risks associated with dependence on information technology systems.

Acquisition and Disposition of Product Lines

   Effective October 1, 2000, the Company acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company. Effective January 1, 2001, the Company sold substantially all of its individual life insurance product line to Protective Life Insurance Company, also through a reinsurance transaction. (See "--Selected Segment Information--Individual Insurance Segment".)

Consolidated Results of Operations

   Net income decreased $0.1 million, or 0.4%, for the second quarter of 2001 compared to the second quarter of 2000, and $1.0 million, or 1.9%, for the six months ended June 30, 2001 compared to the same period in 2000. After tax realized capital losses were $0.4 million and $0.1 million for the three and six months ended June 30,

2001, respectively, compared to gains of $1.6 million and $5.3 million for the three and six months ended June 30, 2000, respectively. Capital gains and losses result from the disposition of invested assets, and may or may not continue in the future.

   Net income excluding after tax realized capital gains or losses ("operating income") increased $1.9 million, or 7.8% for the second quarter of 2001 compared to the second quarter of 2000, and $4.4 million, or 9.2%, for the six months ended June 30, 2001 compared to the same period in 2000. The increase for both periods was primarily due to strong premium growth and a stable benefit ratio from the Employee Benefits--Insurance segment. Operating income per diluted weighted average share outstanding increased 11.8% and 12.8% for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000, primarily due to operating income growth in the Employee Benefits--Insurance segment as well as fewer shares outstanding as a result of the Company repurchasing 478,900 shares of its common stock during the second quarter of 2001 and 897,000 shares during the first six months of 2001. Net income per diluted weighted average share outstanding increased 3.7% and 1.8% for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. (See "--Selected Segment Information--Employee Benefits--Insurance Segment".)

   The Company's financial objectives are to grow premiums at 10% to 12% per year, maintain operating expense growth at 2% to 3% less than premium growth, grow operating income per diluted share 12% to 15% per year and increase operating return on equity to 13% to 14% by the end of 2003. Based on the results for the first six months of 2001, the strategic objectives are on target to be met.

  Premiums

   Premiums, adjusted for experience rated refunds in the Employee Benefits--Insurance segment, increased $34.0 million, or 12.4%, for the second quarter of 2001 and $74.2 million, or 13.8%, for the six months ended June 30, 2001 compared to the same periods in 2000. The increases were primarily from growth in the Employee Benefits--Insurance segment. (See "--Selected Segment Information".)

  Net Investment Income

   Net investment income is affected primarily by changes in the overall interest rate environment and levels of invested assets. Over time, the impact of acquiring new investments at higher or lower interest rates is offset, in part, by policyholder benefits expense due to the practice of using current interest rate assumptions in discounting newly established reserve liabilities. The interest rates used in discounting reserve liabilities are held constant once established. The portfolio yield for fixed maturity securities decreased to 6.92% at June 30, 2001, from 6.95% at June 30, 2000. The portfolio yield for mortgage loans decreased to 8.27% at June 30, 2001, from 8.35% at June 30, 2000. Portfolio yields may increase or decrease in the future depending on changes in the overall interest rate environment and other factors.

   Net investment income decreased $0.6 million, or 0.7%, for the second quarter of 2001 compared to the second quarter of 2000. For the six months ended June 30, 2001, net investment income decreased $3.0 million, or 1.7%, compared to the same period in 2000. Average invested assets decreased 1.2% to $4.48 billion for the second quarter of 2001 from $4.53 billion for the second quarter of 2000. The decrease in average invested assets was due primarily to the combined effects of two reinsurance transactions in the Individual Insurance segment, offset in part by asset growth in the Employee Benefits--Insurance segment (see "--Selected Segment Information").

  Net Realized Investment Gains (Losses)

   Net realized investment gains or losses occur primarily as a result of disposition of invested assets in the regular course of investment management. Net realized investment losses were $0.6 million and $0.1 million for the three and six months ended June 30, 2001, respectively, compared to gains of $2.1 million and $8.3 million for the three and six months ended June 30, 2000, respectively. Disposition of invested assets and associated gains or losses may or may not continue in the future.

  Policyholder Benefits

   Policyholder benefits, including interest paid on policyholder funds, increased $31.6 million, or 13.0%, for the second quarter of 2001 compared to the second quarter of 2000, and $53.5 million, or 11.1%, for the six months ended June 30, 2001 compared to the same period in 2000. The increase primarily resulted from business growth in the Employee Benefits--Insurance segment, as evidenced by the growth in premiums. The increase was offset in part by stable claims experience for this segment. (See "--Selected Segment Information--Employee Benefits--Insurance Segment".)

  Operating Expenses

   Operating expenses increased $3.4 million, or 7.6%, for the second quarter of 2001 compared to the second quarter of 2000, and increased $9.6 million, or 10.8%, for the six months ended June 30, 2001 compared to the same period in 2000. The increase was primarily from the Employee Benefits--Insurance segment which had increased operating expenses of $2.3 million and $7.7 million for the three and six months ended June 30, 2001, respectively, primarily from business growth as evidenced by premium growth (see "--Selected Segment Information").

  Commissions and Bonuses

   Commissions and bonuses are sales-based compensation that vary depending on the product, whether the sale is a new sale or renewal, if a renewal the year of renewal, and other factors. Therefore, commissions will tend to fluctuate with premiums, but not directly. Commissions and bonuses increased $3.5 million, or 13.6%, for the second quarter of 2001 compared to the second quarter of 2000, and increased $10.5 million, or 21.6%, for the six months ended June 30, 2001 compared to the same period in 2000. The increases were primarily due to growth in sales for the Employee Benefits--Insurance and Individual Insurance segments, combined with a higher commission schedule related to a change in product mix in the Individual Insurance segment (see "--Selected Segment Information").

  Net (Increase) Decrease in Deferred Policy Acquisition Costs and Value of Business Acquired

   The net reduction in expense for deferral and amortization of policy acquisition costs was $5.5 million for the second quarter of 2001 compared to $1.9 million for the second quarter of 2000, and $7.8 million for the six months ended June 30, 2001 compared to an increase in expense of $0.1 million for the same period in 2000. The net reduction in expense for both comparative periods resulted primarily from higher commissions (see "--Selected Segment Information--Individual Insurance Segment").

  Income Before Income Taxes

   Income before income taxes increased $1.1 million, or 2.8%, for the second quarter of 2001 compared to the second quarter of 2000, and increased $0.4 million, or 0.5%, for the six months ended June 30, 2001 compared to the same period in 2000. These results reflect the combination of increased premiums, a stable benefit ratio, and decreased net realized investment gains previously discussed.

  Income Taxes

   Income taxes differ from the amount computed by applying the Federal corporate income tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the Federal benefit. The combined Federal and state effective income tax rates were 36.0% and 33.9% for the second quarters of 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, the combined effective income tax rates were 35.4% and 33.8%, respectively. The lower effective rate for both periods in 2000 resulted primarily from the resolution of tax uncertainties, which had been provided for in prior years.

Selected Segment Information

   The following table sets forth selected segment information at or for the periods indicated:

                                                                              At or for the
                                                              Three Months      Six Months
                                                             Ended June 30,   Ended June 30,
                                                             -------------- ------------------
                                                              2001    2000    2001      2000
                                                             ------  ------ --------  --------
                                                                       (In millions)
Revenues:
   Employee Benefits--Insurance segment..................    $326.5  $279.8 $  646.2  $  551.3
   Retirement Plans segment..............................      18.5    19.0     35.4      38.0
   Individual Insurance segment..........................      43.7    51.8     89.1     103.7
   Other.................................................       4.1     6.6      6.9      17.1
                                                             ------  ------ --------  --------
       Total revenues...................................     $392.8  $357.2 $  777.6  $  710.1
                                                             ======  ====== ========  ========
Income (loss) before income taxes:
   Employee Benefits--Insurance segment..................    $ 34.8  $ 28.6 $   66.1  $   54.5
   Retirement Plans segment..............................      (0.1)    1.1     (1.1)      1.2
   Individual Insurance segment..........................       3.2     3.9     12.0       9.3
   Other....................................................    2.7     5.9      3.8      15.4
                                                             ------  ------ --------  --------
       Total income before income taxes..................... $ 40.6  $ 39.5 $   80.8  $   80.4
                                                             ======  ====== ========  ========
Reserves, other policyholder funds and separate account:
   Employee Benefits--Insurance segment.....................                $1,971.1  $1,768.4
   Retirement Plans segment.................................                 1,807.8   1,794.7
   Individual Insurance segment.............................                 1,231.6   1,489.2
                                                                            --------  --------
       Total ...............................................                $5,010.5  $5,052.3
                                                                            ========  ========

  Employee Benefits--Insurance Segment

   The Employee Benefits--Insurance segment markets long term and short term disability, life, accidental death and dismemberment, and dental insurance to employer groups. As the largest of the Company's three segments, Employee Benefits--Insurance premiums accounted for 91.8% and 89.4% of the Company's total premiums for the six months ended June 30, 2001 and 2000, respectively.

   Income before income taxes for this segment increased $6.2 million, or 21.7%, for the second quarter of 2001 compared to the second quarter of 2000, and $11.6 million, or 21.3%, for the six months ended June 30, 2001 compared to the same period in 2000. The increase was primarily the result of business growth, as evidenced by premium growth, and stable benefit ratio, which may or may not continue in future periods.

   The following table sets forth selected financial data for the Employee Benefits--Insurance segment for the periods indicated:

                                                       Three Months     Six Months
                                                      Ended June 30,  Ended June 30,
                                                      --------------  --------------
                                                       2001    2000    2001    2000
                                                      ------  ------  ------  ------
                                                           (Dollars in millions)
Revenues:
   Premiums.......................................... $280.8  $238.8  $554.6  $469.7
   Net investment income.............................   46.0    39.4    91.3    79.8
   Net realized investment gains (losses)............   (1.1)    0.4    (1.7)   (0.1)
   Other.............................................    0.8     1.2     2.0     1.9
                                                      ------  ------  ------  ------
       Total revenues................................  326.5   279.8   646.2   551.3
                                                      ------  ------  ------  ------
Benefits and expenses:
   Policyholder benefits.............................  230.1   194.7   454.9   386.6
   Operating expenses................................   35.0    32.7    72.0    64.3
   Commissions and bonuses...........................   22.5    20.3    45.9    39.0
   Premium taxes and other...........................    4.9     4.8     9.7     8.4
   Net increase in deferred policy acquisition costs.   (0.8)   (1.3)   (2.4)   (1.5)
                                                      ------  ------  ------  ------
       Total benefits and expenses...................  291.7   251.2   580.1   496.8
                                                      ------  ------  ------  ------
Income before income taxes........................... $ 34.8  $ 28.6  $ 66.1  $ 54.5
                                                      ======  ======  ======  ======
Benefit ratio (% of premiums)........................   82.0%   81.5%   82.0%   82.3%
Operating expense ratio (% of premiums)..............   12.5    13.7    13.0    13.7
Sales (annualized new premiums)...................... $ 46.7  $ 47.0  $121.4  $125.9

   Premium growth is measured after adjusting for experience rated refunds, which are a return of premiums for certain large employee benefits insurance contracts with favorable claims experience that can fluctuate from period to period. When adjusted to exclude experience rated refunds of $2.8 million and $8.0 million for the second quarters of 2001 and 2000, respectively, premiums increased $36.8 million, or 14.9%. When adjusted to exclude experience rated refunds of $8.0 million and $12.6 million for the six months ended June 30, 2001 and 2000, respectively, premiums increased $80.3 million, or 16.6%. The increase in premiums reflects a combination of strong business retention and realization of the benefits of distribution expansion efforts during the past two to three years.

   Net investment income increased $6.6 million, or 16.8%, for the second quarter of 2001 compared to the second quarter of 2000, and $11.5 million, or 14.4%, for the six months ended June 30, 2001 compared to the same period in 2000. The increases were primarily a result of an increase in average invested assets supporting this segment of 15.3%. (See "--Consolidated Results of Operations--Net Investment Income".)

   Policyholder benefits increased $35.4 million, or 18.2%, for the second quarter of 2001 compared to the second quarter of 2000, and $68.3 million, or 17.7%, for the six months ended June 30, 2001 compared to the same period in 2000. The increases were primarily a result of business growth, as evidenced by premium growth. The benefit ratio remained relatively stable at 82.0% for the three and six months ended June 30, 2001 and reflects favorable claims experience, which may or may not continue. The benefit ratio can vary widely depending on claims experience. Management believes that a benefit ratio of 83-85% continues to be an appropriate target range.

   Operating expenses increased $2.3 million, or 7.0%, for the second quarter of 2001 compared to the second quarter of 2000. The increase was primarily due to business growth, as evidenced by continued premium growth. This segment's sales force grew to 151 sales representatives through the second quarter of 2001 compared to 142 at December 31, 2000.

   Operating expenses increased $7.7 million, or 12.0%, for the six months ended June 30, 2001 compared to the same period in 2000. Expenses continued to be incurred in the first quarter of 2001 to support initiatives undertaken in the second half of 2000 to accelerate expansion to take advantage of certain strategic market opportunities then available in the Eastern region. Those opportunities included, among others, the ability to rapidly establish Eastern processing and claims adjudication functions, both improving customer service satisfaction in the Eastern region and mitigating exposures to a previous concentration of those functions in one geographic location.

   Commissions and bonuses increased $2.2 million, or 10.8%, for the second quarter of 2001 compared to the second quarter of 2000, and $6.9 million, or 17.7%, for the six months ended June 30, 2001 compared to the same period in 2000. The increase was due primarily to sales growth.

   The net increase in deferred policy acquisition costs was $0.8 million for the second quarter of 2001 compared to an increase of $1.3 million for the second quarter of 2000. The net increase in deferred policy acquisition costs was $2.4 million for the six months ended June 30, 2001 compared to $1.5 million for the six months ended June 30, 2000. Both increases primarily reflect increased field bonuses for the comparative periods.

  Retirement Plans Segment

   The Retirement Plans segment offers full-service 401(k) and other pension plan products and services. The segment's primary sources of revenues include fees on assets under management and investment return on general account assets under management. In addition, this segment's premiums and policyholder benefits reflect the conversion of 401(k) plan assets into life contingent annuities which can be chosen by plan participants at time of retirement. Developing significant future profitability from this segment is dependent upon continuing to increase assets under management to improve economies of scale. During the first six months of 2001, sales of new cases and transfer deposits are higher than the comparable period in 2000. Strong sales are also being matched with a low rate of termination of cases. Assets under management increased $13.1 million, or 0.7%, at June 30, 2001 compared to June 30, 2000.

   The loss before income taxes for the three and six months ended June 30, 2001 was $0.1 million and $1.1 million, respectively, compared to income of $1.1 million and $1.2 million for the three and six months ended June 30, 2000, respectively.

   The following table sets forth selected financial data for the Retirement Plans segment at or for the periods indicated:

                                                                              At or for the Six
                                                               Three Months     Months Ended
                                                              Ended June 30,      June 30,
                                                              -------------  ------------------
                                                               2001   2000     2001      2000
                                                              -----   -----  --------  --------
                                                                    (Dollars in millions)
Revenues:
   Premiums.................................................. $ 5.1   $ 5.7  $    9.7  $   11.9
   Net investment income.....................................  13.2    13.1      25.5      26.1
   Net realized investment gains.............................   0.2     0.2       0.2        --
                                                              -----   -----  --------  --------
       Total revenues........................................  18.5    19.0      35.4      38.0
                                                              -----   -----  --------  --------
Benefits and expenses:
   Policyholder benefits.....................................  11.0    11.0      21.3      22.7
   Operating expenses........................................   6.2     5.5      12.4      11.2
   Commissions and bonuses...................................   1.4     1.4       2.8       2.9
                                                              -----   -----  --------  --------
       Total benefits and expenses...........................  18.6    17.9      36.5      36.8
                                                              -----   -----  --------  --------
Income (loss) before income taxes............................ $(0.1)  $ 1.1  $   (1.1) $    1.2
                                                              =====   =====  ========  ========
Interest credited (% of investment income)...................  66.8%   64.7%     67.9%     64.3%
Annualized operating expense ratio (% of average assets under
  management)................................................   1.4     1.2       1.4       1.3
Assets under management:
   General account...........................................                $  700.7  $  635.5
   Separate account..........................................                 1,107.1   1,159.2
                                                                             --------  --------
       Total.................................................                $1,807.8  $1,794.7
                                                                             ========  ========

   The Retirement Plans segment's premiums consist primarily of fees for assets under management and premiums on life contingent annuities, the latter of which can vary widely from quarter to quarter. Premiums decreased $0.6 million, or 10.5%, in the second quarter of 2001 and decreased $2.2 million, or 18.5%, for the six months ended June 30, 2001 compared to the same periods in 2000. The declines were primarily the result of decreased fees from average asset balances under management due to declines in the equity markets since June 30, 2000.

   Annualized operating expenses, measured as a percentage of average assets under management, were 1.4% and 1.2% for the second quarters of 2001 and 2000, respectively, and 1.4% and 1.3% for the six months ended June 30, 2001 and 2000, respectively. Management estimates that this segment will reach profitability when assets under management reach approximately $2.0 billion to $2.5 billion.

  Individual Insurance Segment

   The Individual Insurance segment sells disability insurance and annuities to individuals. Two transactions were recently completed for this segment. The transactions involved selling substantially all of the individual life insurance product line, for which Standard did not possess economies of scale, and investing the proceeds in the acquisition of a substantial block of individual disability business, which management believes has higher growth potential and for which the Company possesses economies of scale, market differentiation and expertise.

   Effective October 1, 2000, the Company acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company. The Company paid a ceding commission of approximately $55 million and received approximately $500 million in statutory reserves. Accompanying this transaction was an agreement that provides for access to market Standard's individual disability insurance products through Minnesota Life Insurance Company's career agency distribution system.

   Effective January 1, 2001, the Company sold substantially all of its individual life insurance product line to Protective Life Insurance Company, also through a reinsurance transaction. The Company received a ceding commission of approximately $90 million and transferred liabilities of approximately $790 million. Income before taxes for this product line was $1.3 million for the second quarter of 2000, and $3.5 million for the six months ended June 30, 2000. The sale resulted in a minimal gain, which is being deferred and amortized over the life of the underlying contracts.

   The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

                                                                               Three Months    Six Months
                                                                              Ended June 30, Ended June 30,
                                                                              -------------  -------------
                                                                               2001   2000   2001    2000
                                                                              -----   -----  -----  ------
                                                                                  (Dollars in millions)
Revenues:
   Premiums.................................................................. $20.0   $22.1  $39.8  $ 43.8
   Net investment income.....................................................  23.9    30.2   49.4    60.0
   Net realized investment losses............................................  (0.3)   (0.6)  (0.3)   (0.1)
   Other.....................................................................   0.1     0.1    0.2      --
                                                                              -----   -----  -----  ------
       Total revenues........................................................  43.7    51.8   89.1   103.7
                                                                              -----   -----  -----  ------
Benefits and expenses:
   Policyholder benefits.....................................................  34.2    38.1   60.0    73.6
   Operating expenses........................................................   5.6     5.9   11.3    11.8
   Commissions and bonuses...................................................   5.4     4.1   10.4     6.7
   Premium taxes and other...................................................    --     0.4    0.8     0.7
   Net (increase) decrease in deferred policy acquisition costs and value of
     business acquired.......................................................  (4.7)   (0.6)  (5.4)    1.6
                                                                              -----   -----  -----  ------
       Total benefits and expenses...........................................  40.5    47.9   77.1    94.4
                                                                              -----   -----  -----  ------
Income before income taxes................................................... $ 3.2   $ 3.9  $12.0  $  9.3
                                                                              =====   =====  =====  ======
Operating expense ratio (% of premiums)......................................  28.0%   26.7%  28.4%   26.9%
Sales (annualized new premiums or deposits).................................. $20.4   $ 6.4  $25.7  $ 11.1

   Premiums decreased $2.1 million, or 9.5%, for the second quarter of 2001 compared to the second quarter of 2000 primarily related to a decrease in individual life premiums of $17.2 million from the sale of the individual life insurance product line, offset by an increase of $15.7 million in individual disability premiums primarily due to the individual disability insurance business acquired.

   For the six months ended June 30, 2001 premiums decreased $4.0 million, or 9.1%, compared to the six months ended June 30, 2000 primarily related to a decrease in individual life premiums of $35.0 million from the sale of the individual life insurance product line, offset by an increase of $32.2 million in individual disability premiums. Sales of individual disability products for the first six months of 2001 were strong in the previously existing distribution channels as well as the new distribution channel established under the marketing agreement with Minnesota Life.

   Net investment income decreased $6.3 million, or 20.9%, for the second quarter of 2001 compared to the second quarter of 2000, and $10.6 million, or 17.7%, for the six months ended June 30, 2001 compared to the same period in 2000, reflecting decreased average invested assets supporting this segment as a result of the combination of the transactions discussed above.

   Policyholder benefits decreased $3.9 million, or 10.2%, for the second quarter of 2001 compared to the second quarter of 2000, and $13.6 million, or 18.5%, for the six months ended June 30, 2001 compared to the same period in 2000. Management believes the unusually good claims experience in the first quarter of 2001 on the newly acquired individual disability insurance business combined with the less favorable claims experience in the second quarter of 2001 reflects performance expectations for the six months ended June 30, 2001 and anticipated activity for the remainder of 2001. Actual claims experience can vary widely for this product line, therefore the claims experience for the three and six months ended June 30, 2001 may or may not continue into the future.

   Operating expenses decreased $0.3 million, or 5.1%, for the second quarter of 2001 compared to the second quarter of 2000, and $0.5 million, or 4.2%, for the six months ended June 30, 2001 compared to the same period in 2000. Management anticipates a moderate increase in operating expenses for this segment beginning in the third quarter of 2001, which is when the transition of administration for the recently acquired individual disability insurance business is expected to be complete.

   Commissions and bonuses increased $1.3 million, or 31.7%, for the second quarter of 2001 compared to the second quarter of 2000, and $3.7 million, or 55.2%, for the six months ended June 30, 2001 compared to the same period in 2000, reflecting increased sales for this segment and a higher commission schedule on the individual disability products during the first six months of 2001 compared to the individual life products during the first six months of 2000.

   The net reduction in expenses for deferred policy acquisition costs was $4.7 million for the second quarter of 2001 compared to $0.6 million for the second quarter of 2000, and the net reduction in expenses was $5.4 million for the six months ended June 30, 2001 compared to an increase of $1.6 million for the six months ended June 30, 2000. Net reductions in expenses for both comparative periods reflect higher commissions.

  Other

   Other businesses primarily include return on capital not allocated to the business segments, income from StanCorp Mortgage Investors, LLC and net realized investment gains and losses related to real estate investments. Income before income taxes for other businesses was $2.7 million and $5.9 million for the second quarters of 2001 and 2000, respectively, and $3.8 million and $15.4 million for the six months ended June 30, 2001 and 2000, respectively, primarily reflecting net realized capital gains of $0.6 million and $2.1 million for the second quarters of 2001 and 2000, respectively, and $1.7 million and $8.5 million for the six months ended June 30, 2001 and 2000, respectively. Net realized capital gains for all periods primarily related to sales of real estate. Disposition of invested assets and associated gains and losses may or may not continue into the future.

Liquidity and Capital Resources

  Operating Cash Flows

   Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders, operating expenses, commissions and taxes. The Company reported net cash flows from operating activities of $215.2 million for the six months ended June 30, 2001 compared to $135.2 million for the same period in 2000. The increase primarily resulted from the change in future policy benefits and claims related to the recently acquired individual disability insurance business.

  Investing Cash Flows

   Investing cash inflows consist primarily of the proceeds from sales or maturities of investments. Investing cash outflows consist primarily of payments for investments acquired. Since future benefit payments are principally intermediate- and long-term obligations, the Company's investments are predominantly intermediate- and long-term fixed-rate instruments, such as fixed maturity securities and mortgage loans. Such investments are expected to provide sufficient cash flows to cover the future benefit payment obligations of the Company's insurance subsidiaries, Standard Insurance Company ("Standard") and The Standard Life Insurance Company of

New York. The nature and quality of various types of investments purchased by Standard must comply with statutes and regulations imposed by Oregon and other states in which Standard is licensed. The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. In the normal course of business, the Company commits to fund mortgage loans generally up to 90 days in advance. The Company reported net cash outflows from investing activities of $486.9 million for the six months ended June 30, 2001, compared to $93.7 million for the six months ended June 30, 2000. The increased outflows for 2001 primarily resulted from the acquisition of fixed maturities and mortgage loans related to the acquisition of the individual disability insurance business, and the sale of the individual life insurance product line which contributed $137.2 million during the six months ended June 30, 2001 (see "--Selected Segment Information--Individual Insurance Segment").

   The market values of the Company's investments vary with changing economic and market conditions and interest rates. The Company is subject to the risk of default on principal and interest payments by the issuers of the fixed maturity securities it owns. Although almost all of the fixed maturity securities are investment-grade and the Company believes it maintains prudent issuer diversification, a major economic downturn could result in issuer defaults. Since fixed maturity securities represent 55.9% of the Company's total general account invested assets at June 30, 2001, such defaults could materially adversely affect the Company's business, financial position, results of operations, or cash flows.

   At June 30, 2001, mortgage loans represented 42.8% of the total general account invested assets and were collateralized by properties located in the Western region representing 62.9% of the portfolio, the Central region representing 22.6% of the portfolio, and the Eastern region representing 14.5%. Of the total mortgage loan portfolio, 41.0% of the collateralized properties were located in the state of California. The Company generally does not require earthquake insurance for properties on which it makes mortgage loans, but does consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.5% of the portfolio, industrial properties, representing 24.9%, and office properties, representing 19.5%. The remaining 7.1% balance of properties in the portfolio include commercial, apartment, residential and agricultural properties. The loan to value ratio on the overall portfolio was 67.0% at June 30, 2001. The Company's mortgage loans face both delinquency and default risk. At June 30, 2001, there were two loans either delinquent or in process of foreclosure. The delinquency rate and loss performance of Standard's mortgage loan portfolio have consistently outperformed the industry averages, as reported by the American Council of Life Insurance. The performance of the Company's mortgage loan portfolio, however, may fluctuate in the future. Should the delinquency rate of the Company's mortgage loan portfolio increase, the increase could have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

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

   Annual cash flow scenario testing is used to assess interest rate risk and to permit Standard's investment policy to be modified whenever necessary to address changing economic environments. The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to these liabilities are generated under various interest rate scenarios. These actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, Standard's statutory reserves and related items at December 31, 2000, in light of the assets held, made adequate provision for the anticipated cash flows required to meet Standard's contractual obligations and related expenses. Management believes there have been no material changes since that time in interest rate risks faced by the Company.

   At June 30, 2001, the Company had outstanding commitments to fund or acquire various assets, primarily commercial mortgage loans with fixed-interest rates ranging from 7.6% to 8.8%, totaling $100.2 million. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon.

  Financing Cash Flows

   Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, issuance and repurchase of common stock, and dividends paid on common stock.

   The Company has a $100.0 million unsecured line of credit through June 29, 2002. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 4.63% at June 30, 2001. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At June 30, 2001, the Company was in compliance with all such covenants. At June 30, 2001, $21.0 million was outstanding on the line of credit. Over time, the Company may pursue long-term debt to meet its on-going capital requirements.

   On February 5, 2001, the board of directors of StanCorp authorized a share repurchase plan of up to 1.6 million shares, which expires on March 1, 2002. This plan supplants all other outstanding share repurchase plans. Execution of the share repurchase program will be based upon management's assessment of market conditions for its common stock and other potential growth opportunities. During the six months ended June 30, 2001, 897,000 shares were repurchased at a total cost of $38.2 million. All share repurchases have been and are to be effected in the open market or in negotiated transactions in compliance with the safeharbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

   On August 6, 2001, the board of directors of StanCorp declared a quarterly dividend of $0.08 per share of common stock. The dividend is payable on September 7, 2001 to shareholders of record at the close of business on August 17, 2001.

   StanCorp's ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from Standard. Standard's ability to pay dividends to StanCorp is regulated under Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Oregon Department") to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10% of Standard's combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31st last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Department broad discretion to disapprove requests for dividends in excess of these limits. Based on its statutory results, Standard paid a $50.6 million dividend to StanCorp during the year ended December 31, 2000, and could have paid an additional $65.1 million in dividends to StanCorp in 2000 without obtaining the Oregon Department's approval. The foregoing limitations on dividends would not apply to any dividends to StanCorp from the non-insurance subsidiaries. Combined net income of the non-insurance subsidiaries, before elimination of intercompany amounts, was $3.8 million and $3.3 million for the six months ended June 30, 2001 and 2000, respectively.

   The amount available for payment of dividends by Standard without approval of the Oregon Department is $50.8 million in 2001. On February 5, 2001, Standard's board of directors declared an extraordinary cash dividend of $90 million from Standard to StanCorp, subject to regulatory approval from the Oregon Department. The extraordinary dividend included a return of a voluntary temporary $65 million capital contribution made by StanCorp to Standard in December 2000 due to the timing of two reinsurance transactions (see "--Selected Segment Information--Individual Insurance Segment"). The purchase transaction closed in December 2000 and the sale transaction closed in January 2001. The $65 million capital contribution provided additional capital during the time both blocks of business remained on Standard's books. The extraordinary dividend was approved by the Oregon Department, and was paid on March 21, 2001.

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

   In March 2001, an executive summary of revised RBC recommendations was released by a task force of the American Academy of Actuaries, at the direction of the NAIC, that proposed revisions which if adopted will modify certain risk factors used in the determination of the RBC level of a company. Management believes that the new recommendations would reduce the RBC requirements for its insurance subsidiaries.

  Insolvency Assessments

   Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require life insurance companies operating within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent life insurance companies. Association assessments levied against Standard from January 1, 1999 through June 30, 2001 aggregated $0.7 million. At June 30, 2001, Standard maintained a reserve of $1.0 million for future assessments for currently impaired, insolvent or failed insurers.

Dependence on Information Technology Systems

   The Company uses information technology systems to conduct business. These systems may be vulnerable to reliability issues, compatibility concerns and security threatening intrusions from external sources. Significant capital investments for system development and maintenance, system security and staffing, and staff development are continually made to safeguard the Company's infrastructure and provide adequate resources. However, there is no assurance that a future incident will not cause a disruption of service or have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

Commitments and Contingencies

   See "Item 1--Condensed Notes to Unaudited Consolidated Financial Statements--Note 5--Commitments and Contingencies".

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

   None

ITEM 5: OTHER INFORMATION

   None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit Index

      10.9 Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 30, 2000, $100,000,000

   (b) No reports on Form 8-K were filed during the second quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001                        By:      /S/ ERIC E. PARSONS
                                                 ------------------------------
                                                        Eric E. Parsons
                                                     Senior Vice President
                                                  and Chief Financial Officer
                                                 (Principal Financial Officer)

Date: August 13, 2001                        By:      /S/ CINDY J. MCPIKE
                                                 ------------------------------
                                                        Cindy J. McPike
                                                         Vice President
                                                    Controller and Treasurer
                                                 (Principal Accounting Officer)

                                EXHIBITS INDEX

Number Name                                                                     Method of Filing
------ ----                                                                     ----------------

 10.9  Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and    Filed Herewith
         U.S. Bank National Association Dated as of June 30, 2000, $100,000,000