Form 10-Q
period 2001-09-30
STANCORP FINANCIAL GROUP INC
filed 2001-11-13
CIK 1079577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the Quarterly Period Ended September 30, 2001

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

   As of November 2, 2001 there were 29,918,380 shares of the Registrant's common stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                     PART I. FINANCIAL INFORMATION                              Page
                                                                                                ----
ITEM 1. FINANCIAL STATEMENTS

        Unaudited Consolidated Statements of Income and Comprehensive Income for the three and
          nine months ended September 30, 2001 and 2000........................................   1

        Unaudited Consolidated Balance Sheets at September 30, 2001 and December 31, 2000......   2

        Unaudited Consolidated Statements of Changes in Shareholders' Equity for the year ended
          December 31, 2000 and the nine months ended September 30, 2001.......................   3

        Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30,
          2001 and 2000........................................................................   4

        Condensed Notes to Unaudited Consolidated Financial Statements.........................   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS................................................................  10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................  22

                                      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................................  23

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................  23

ITEM 3. DEFAULTS UPON SENIOR DEBT..............................................................  23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................  23

ITEM 5. OTHER INFORMATION......................................................................  23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................  23

SIGNATURES.....................................................................................  24

                        STANCORP FINANCIAL GROUP, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                       (In millions--except share data)

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                      ------------------------  ------------------------
                                                         2001         2000         2001         2000
                                                      -----------  -----------  -----------  -----------
Revenues:
   Premiums.......................................... $     310.9  $     277.0  $     915.0  $     802.4
   Net investment income.............................        87.1         88.2        258.5        262.5
   Net realized investment gains (losses)............         0.4         (1.0)         0.3          7.3
   Other.............................................         1.5          1.4          3.7          3.4
                                                      -----------  -----------  -----------  -----------
       Total.........................................       399.9        365.6      1,177.5      1,075.6
                                                      -----------  -----------  -----------  -----------
Benefits and expenses:
   Policyholder benefits.............................       257.1        234.3        754.1        673.5
   Interest paid on policyholder funds...............        19.6         23.5         59.0         67.2
   Operating expenses................................        49.8         46.9        148.4        135.9
   Commissions and bonuses...........................        29.1         24.0         88.2         72.6
   Premium taxes and other...........................         5.3          4.4         15.8         13.5
   Net increase in deferred policy acquisition costs
     and value of business acquired..................        (6.2)        (2.9)       (14.0)        (2.8)
   Terrorist events of September 11..................         5.0           --          5.0           --
                                                      -----------  -----------  -----------  -----------
       Total.........................................       359.7        330.2      1,056.5        959.9
                                                      -----------  -----------  -----------  -----------

Income before income taxes...........................        40.2         35.4        121.0        115.7

Income taxes.........................................        14.4         11.5         43.0         38.6
                                                      -----------  -----------  -----------  -----------

Net income...........................................        25.8         23.9         78.0         77.1
                                                      -----------  -----------  -----------  -----------

Other comprehensive income, net of tax:
   Unrealized gains on securities available-for-
     sale............................................        43.2         14.9         56.9         12.7
   Adjustment for realized gains (losses)............         0.9          0.4          0.5         (0.6)
                                                      -----------  -----------  -----------  -----------
       Total.........................................        44.1         15.3         57.4         12.1
                                                      -----------  -----------  -----------  -----------
Comprehensive income................................. $      69.9  $      39.2  $     135.4  $      89.2
                                                      ===========  ===========  ===========  ===========
Net income per share:
   Basic............................................. $      0.85  $      0.75  $      2.53  $      2.41
   Diluted...........................................        0.84         0.75         2.51         2.40

Weighted-average shares outstanding:
   Basic.............................................  30,340,453   31,731,409   30,826,139   31,966,547
   Diluted...........................................  30,609,752   32,032,568   31,089,670   32,187,184


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (In millions--except share data)

                                                                              September 30, December 31,
                                                                                  2001          2000
                                                                              ------------- ------------
                                   ASSETS
Investments:
   Investment securities.....................................................   $2,727.9      $2,539.3
   Mortgage loans, net.......................................................    2,006.8       2,061.1
   Real estate, net..........................................................       56.9          65.9
   Policy loans..............................................................        5.7         106.9
   Collateral loans..........................................................         --          63.5
                                                                                --------      --------
       Total investments.....................................................    4,797.3       4,836.7
Cash and cash equivalents....................................................       27.7         473.7
Premiums and other receivables...............................................      104.8         109.3
Accrued investment income....................................................       61.3          61.5
Deferred policy acquisition costs and value of business acquired, net........       92.5         167.0
Property and equipment, net..................................................       75.5          71.7
Other assets.................................................................       54.2          47.0
Separate account assets......................................................      953.7       1,092.7
                                                                                --------      --------
       Total.................................................................   $6,167.0      $6,859.6
                                                                                ========      ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Future policy benefits and claims.........................................   $2,528.1      $2,969.5
   Other policyholder funds..................................................    1,467.3       1,565.6
   Deferred tax liabilities..................................................       53.6          34.0
   Other liabilities.........................................................      177.3         273.4
   Separate account liabilities..............................................      953.7       1,092.7
                                                                                --------      --------
       Total liabilities.....................................................    5,180.0       5,935.2
                                                                                --------      --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 100,000,000 shares authorized; none issued...............         --            --
   Common stock, no par value, 300,000,000 shares authorized; 30,087,245 and
     31,565,486 shares issued at September 30, 2001 and December 31, 2000,
     respectively............................................................      712.7         778.7
   Accumulated other comprehensive income....................................       59.3           1.9
   Retained earnings.........................................................      215.0         143.8
                                                                                --------      --------
       Total shareholders' equity............................................      987.0         924.4
                                                                                --------      --------
       Total.................................................................   $6,167.0      $6,859.6
                                                                                ========      ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                       (In millions--except share data)



                                                                 Accumulated
                                               Common Stock         Other                  Total
                                            ------------------  Comprehensive Retained Shareholders'
                                              Shares    Amount  Income (Loss) Earnings    Equity
                                            ----------  ------  ------------- -------- -------------
Balance, January 1, 2000................... 32,774,098  $819.7     $(37.6)     $ 57.8     $839.9
Net income.................................         --      --         --        94.7       94.7
Other comprehensive income, net of tax.....         --      --       39.5          --       39.5
Common stock:
   Repurchased............................. (1,398,500)  (42.6)        --          --      (42.6)
   Issued to directors.....................      4,280     0.3         --          --        0.3
   Issued under employee stock plans.......     13,232    (0.4)        --          --       (0.4)
   Issued under various incentive plans....    172,376     1.7         --          --        1.7
Dividends declared on common stock.........         --      --         --        (8.7)      (8.7)
                                            ----------  ------     ------      ------     ------
Balance, December 31, 2000................. 31,565,486   778.7        1.9       143.8      924.4
                                            ----------  ------     ------      ------     ------
Net income.................................         --      --         --        78.0       78.0
Other comprehensive income, net of tax.....         --      --       57.4          --       57.4
Common stock:
   Repurchased............................. (1,595,700)  (69.3)        --          --      (69.3)
   Issued to directors.....................      2,256     0.1         --          --        0.1
   Issued under employee stock plans.......    120,992     3.6         --          --        3.6
   Net surrendered under various incentive
     plans.................................     (5,789)   (0.4)        --          --       (0.4)
Dividends declared on common stock.........         --      --         --        (6.8)      (6.8)
                                            ----------  ------     ------      ------     ------
Balance, September 30, 2001................ 30,087,245  $712.7     $ 59.3      $215.0     $987.0
                                            ==========  ======     ======      ======     ======


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      ----------------
                                                                                       2001     2000
                                                                                      -------  -------
Operating:
   Net income........................................................................ $  78.0  $  77.1
   Adjustments to reconcile net income to net cash provided by operating activities:
       Net realized investment gains.................................................    (0.3)    (7.3)
       Depreciation and amortization.................................................    20.8     26.4
       Deferral of policy acquisition costs and value of business acquired, net......   (24.7)   (16.2)
       Deferred income taxes.........................................................   (13.3)    (7.2)
       Changes in other assets and liabilities:
          Receivables and accrued income.............................................     1.1    (15.3)
          Future policy benefits and claims..........................................   314.5    126.6
          Other, net.................................................................   (47.9)    24.0
                                                                                      -------  -------
              Net cash provided by operating activities..............................   328.2    208.1
                                                                                      -------  -------
Investing:
   Proceeds of investments sold, matured, or repaid:
       Fixed maturity securities--available-for-sale.................................   265.1    141.6
       Mortgage loans................................................................   256.7    173.2
       Real estate...................................................................    22.1     19.4
       Other investments.............................................................    22.5      8.3
   Costs of investments acquired:
       Fixed maturity securities--available-for-sale.................................  (671.0)  (193.7)
       Mortgage loans................................................................  (366.2)  (326.0)
       Real estate...................................................................    (6.0)    (1.2)
   Trading securities, net...........................................................    53.9     (2.0)
   Property and equipment, net.......................................................   (10.5)    (7.5)
   Disposition of product line.......................................................  (137.2)      --
                                                                                      -------  -------
              Net cash used in investing activities..................................  (570.6)  (187.9)
                                                                                      -------  -------
Financing:
   Policyholder fund deposits........................................................   385.2    545.9
   Policyholder fund withdrawals.....................................................  (451.0)  (559.0)
   Line of credit, net...............................................................   (65.0)    21.1
   Issuance of common stock..........................................................     3.3      1.0
   Repurchase of common stock........................................................   (69.3)   (24.5)
   Dividends paid on common stock....................................................    (6.8)    (6.4)
                                                                                      -------  -------
              Net cash used in financing activities..................................  (203.6)   (21.9)
                                                                                      -------  -------
Decrease in cash and cash equivalents................................................  (446.0)    (1.7)
Cash and cash equivalents, beginning of period.......................................   473.7     40.7
                                                                                      -------  -------
Cash and cash equivalents, end of period............................................. $  27.7  $  39.0
                                                                                      =======  =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest...................................................................... $  71.9  $  66.9
       Income taxes..................................................................    85.5     55.7

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

   StanCorp's largest subsidiary, Standard, underwrites group and individual disability and annuity products, and life and dental insurance for groups. Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. Standard is an admitted reinsurer in New York. The Standard Life Insurance Company of New York provides long term and short term disability insurance for employer groups in New York. StanCorp Mortgage Investors, LLC, originates and services mortgage loans for StanCorp's insurance subsidiaries and generates fee income from the origination and servicing of mortgage loans sold to institutional investors. StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to Standard's retirement plan customers. StanCorp's other subsidiaries provide complementary financial and management services.

   The unaudited consolidated financial statements include StanCorp and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

2. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial condition at September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. Interim results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. This report should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period's presentation.

3. NET INCOME PER SHARE

   Basic net income per share was calculated based on the weighted-average number of shares outstanding. Diluted net income per share reflects the potential effects of restricted stock grants and exercises of outstanding options. The weighted-average share and share equivalents outstanding were computed using the treasury stock method. Diluted net income per share was calculated as follows:

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                            ----------------------- -----------------------
                                               2001        2000        2001        2000
                                            ----------- ----------- ----------- -----------
Net income (in millions)................... $      25.8 $      23.9 $      78.0 $      77.1
                                            =========== =========== =========== ===========
Basic weighted-average shares outstanding..  30,340,453  31,731,409  30,826,139  31,966,547
Stock options..............................     245,102     197,455     234,945     126,716
Restricted stock...........................      24,197     103,704      28,586      93,921
                                            ----------- ----------- ----------- -----------
Diluted weighted-average shares outstanding  30,609,752  32,032,568  31,089,670  32,187,184
                                            =========== =========== =========== ===========
Diluted net income per share............... $      0.84 $      0.75 $      2.51 $      2.40
                                            =========== =========== =========== ===========

4. ACQUISITION AND DISPOSITION OF PRODUCT LINES

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

5. SEGMENTS

   Three reportable segments comprise a substantial majority of the Company's operations: Employee Benefits--Insurance, Individual Insurance and Retirement Plans. Performance assessment and resource allocation are done at the segment level. The Employee Benefits--Insurance segment markets long term and short term disability, life, accidental death and dismemberment, and dental insurance to employer groups. The Individual Insurance segment sells disability insurance and annuities to individuals. The Retirement Plans segment sells full-service 401(k) and other pension plan products and services to employers.

   Amounts reported as "Other" primarily include return on capital not allocated to the product segments, other financial service businesses, holding company expenses and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp's mortgage lending and investment management subsidiaries.

   The following tables set forth selected segment information at or for the period indicated:

                                                          Employee
                                                          Benefits- Individual Retirement
                                                          Insurance Insurance    Plans    Other Total
                                                          --------- ---------- ---------- ----- ------
                                                                          (In millions)
Three months ended September 30, 2001:
Revenues:
   Premiums..............................................  $287.0     $19.7      $ 4.2    $ --  $310.9
   Net investment income.................................    47.0      24.5       13.0     2.6    87.1
   Net realized investment gains (losses)................    (0.8)      0.5        0.4     0.3     0.4
   Other.................................................     1.5      (0.1)        --     0.1     1.5
                                                           ------     -----      -----    ----  ------
       Total.............................................   334.7      44.6       17.6     3.0   399.9
                                                           ------     -----      -----    ----  ------
Benefits and expenses:
   Policyholder benefits.................................   233.7      21.7        1.7      --   257.1
   Interest paid on policyholder funds...................     2.6       8.1        8.8     0.1    19.6
   Operating expenses....................................    37.8       5.1        5.5     1.4    49.8
   Commissions and bonuses...............................    22.0       5.6        1.5      --    29.1
   Premium taxes and other...............................     5.0       0.3         --      --     5.3
   Net increase in deferred policy acquisition costs and
     value of business acquired..........................    (0.4)     (5.4)      (0.4)     --    (6.2)
   Terrorist events of September 11......................     4.3       0.7         --      --     5.0
                                                           ------     -----      -----    ----  ------
       Total.............................................   305.0      36.1       17.1     1.5   359.7
                                                           ------     -----      -----    ----  ------
Income before income taxes...............................  $ 29.7     $ 8.5      $ 0.5    $1.5  $ 40.2
                                                           ======     =====      =====    ====  ======

                                                          Employee
                                                          Benefits- Individual Retirement
                                                          Insurance Insurance    Plans    Other    Total
                                                          --------- ---------- ---------- ------  --------
                                                                            (In millions)
Nine months ended September 30, 2001:
Revenues:
   Premiums.............................................. $  841.6   $   59.5   $   13.9  $   --  $  915.0
   Net investment income.................................    138.3       73.9       38.5     7.8     258.5
   Net realized investment gains (losses)................     (2.5)       0.2        0.6     2.0       0.3
   Other.................................................      3.5        0.1         --     0.1       3.7
                                                          --------   --------   --------  ------  --------
       Total.............................................    980.9      133.7       53.0     9.9   1,177.5
                                                          --------   --------   --------  ------  --------
Benefits and expenses:
   Policyholder benefits.................................    682.7       65.7        5.7      --     754.1
   Interest paid on policyholder funds...................      8.5       24.1       26.1     0.3      59.0
   Operating expenses....................................    109.8       16.4       17.9     4.3     148.4
   Commissions and bonuses...............................     67.9       16.0        4.3      --      88.2
   Premium taxes and other...............................     14.7        1.1         --      --      15.8
   Net increase in deferred policy acquisition costs and
     value of business acquired..........................     (2.8)     (10.8)      (0.4)     --     (14.0)
   Terrorist events of September 11......................      4.3        0.7         --      --       5.0
                                                          --------   --------   --------  ------  --------
       Total.............................................    885.1      113.2       53.6     4.6   1,056.5
                                                          --------   --------   --------  ------  --------
Income (loss) before income taxes........................ $   95.8   $   20.5   $   (0.6) $  5.3  $  121.0
                                                          ========   ========   ========  ======  ========
Total assets............................................. $2,791.0   $1,489.0   $1,712.4  $174.6  $6,167.0
                                                          ========   ========   ========  ======  ========

                                                          Employee
                                                          Benefits- Individual Retirement
                                                          Insurance Insurance    Plans    Other    Total
                                                          --------- ---------- ---------- ------  --------
                                                                            (In millions)
Three months ended September 30, 2000:
Revenues:
   Premiums.............................................. $  248.8   $   21.8   $    6.4  $   --  $  277.0
   Net investment income.................................     41.5       30.5       12.7     3.5      88.2
   Net realized investment losses........................     (0.1)      (0.2)        --    (0.7)     (1.0)
   Other.................................................      1.4        0.1         --    (0.1)      1.4
                                                          --------   --------   --------  ------  --------
       Total.............................................    291.6       52.2       19.1     2.7     365.6
                                                          --------   --------   --------  ------  --------
Benefits and expenses:
   Policyholder benefits.................................    203.6       27.0        3.7      --     234.3
   Interest paid on policyholder funds...................      1.9       12.8        8.8      --      23.5
   Operating expenses....................................     33.7        6.4        5.8     1.0      46.9
   Commissions and bonuses...............................     20.0        2.7        1.3      --      24.0
   Premium taxes and other...............................      4.1        0.3         --      --       4.4
   Net increase in deferred policy acquisition costs.....     (1.8)      (1.1)        --      --      (2.9)
                                                          --------   --------   --------  ------  --------
       Total.............................................    261.5       48.1       19.6     1.0     330.2
                                                          --------   --------   --------  ------  --------
Income (loss) before income taxes........................ $   30.1   $    4.1   $   (0.5) $  1.7  $   35.4
                                                          ========   ========   ========  ======  ========

                                                           Employee
                                                           Benefits- Individual Retirement
                                                           Insurance Insurance    Plans    Other   Total
                                                           --------- ---------- ---------- ------ --------
                                                                            (In millions)
Nine months ended September 30, 2000:
Revenues:
   Premiums............................................... $  718.5   $   65.5   $   18.4  $   -- $  802.4
   Net investment income..................................    121.3       90.6       38.7    11.9    262.5
   Net realized investment gains (losses).................     (0.2)      (0.3)        --     7.8      7.3
   Other..................................................      3.3        0.1         --      --      3.4
                                                           --------   --------   --------  ------ --------
       Total..............................................    842.9      155.9       57.1    19.7  1,075.6
                                                           --------   --------   --------  ------ --------
Benefits and expenses:
   Policyholder benefits..................................    586.8       77.0        9.7      --    673.5
   Interest paid on policyholder funds....................      5.3       36.4       25.5      --     67.2
   Operating expenses.....................................     98.0       18.2       17.0     2.7    135.9
   Commissions and bonuses................................     59.0        9.4        4.2      --     72.6
   Premium taxes and other................................     12.5        1.0         --      --     13.5
   Net (increase) decrease in deferred policy acquisition
     costs................................................     (3.3)       0.5         --      --     (2.8)
                                                           --------   --------   --------  ------ --------
       Total..............................................    758.3      142.5       56.4     2.7    959.9
                                                           --------   --------   --------  ------ --------
Income before income taxes................................ $   84.6   $   13.4   $    0.7  $ 17.0 $  115.7
                                                           --------   --------   --------  ------ --------
Total assets.............................................. $2,430.1   $1,736.6   $1,878.8  $225.9 $6,271.4
                                                           ========   ========   ========  ====== ========

   The accounting policies of the segments are the same as those described in the condensed notes to unaudited consolidated financial statements.

6. COMMITMENTS AND CONTINGENCIES

   The Company has a $100.0 million unsecured line of credit available through June 29, 2002. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 3.94% at September 30, 2001. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At September 30, 2001, the Company was in compliance with all such covenants. At September 30, 2001, there were no outstanding borrowings on the line of credit.

   In the normal course of business, the Company is involved in various legal actions and other state and Federal proceedings. A number of these actions or proceedings were pending as of September 30, 2001. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from these actions or proceedings is not expected to have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

7. TERRORIST EVENTS OF SEPTEMBER 11

   As a result of the terrorist events of September 11, 2001, the Company recorded $5.0 million in pre-tax charges in the third quarter of 2001, consisting primarily of claims paid or accrued for group and individual insurance policies. The Company reported these charges as a separate component of income from continuing operations in the Unaudited Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2001. The charges recorded contemplate no recoveries from reinsurance or catastrophe reinsurance coverage. At September 30, 2001, the $5.0 million in pre-tax charges associated with the events of September 11 included $2.5 million of accruals for claims incurred but not reported and expenses.

8. ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This pronouncement supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets". The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has no goodwill and does not expect SFAS No. 142 to have a material impact on the Company's financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as well as reporting provisions of Accounting Principles Board Opinion No. 30 and Accounting Research Bulletin No. 51. The provisions of SFAS No. 144 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material impact on the Company's financial statements.

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

Forward-looking Statements

   The management of the Company has made in this Form 10-Q, and from time to time may make in its public filings, press releases and oral presentations and discussions, certain statements related to projected growth and future events. Such statements may relate to regulatory actions, the intent, belief, or current expectations of the Company's management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: (i) deterioration in morbidity, mortality, and persistency,
(ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment at the state or Federal level, (iv) competition from other insurers and financial institutions, (v) achievement of financial objectives including premium growth, growth in assets under management, or other growth objectives, (vi) delinquencies on bonds and mortgage loans, (vii) successful entry into the New York insurance market,
(viii) achievement of expense management objectives, (ix) changes in claims paying ability ratings, (x) adverse findings in litigation or other legal proceedings, (xi) availability and adequacy of reinsurance and catastrophe reinsurance coverage, (xii) adequacy of the diversification of geographic or industry risk, (xiii) potential charges resulting from membership in a catastrophe reinsurance pool, (xiv) ability to achieve financing objectives, and (xv) on-going risks associated with dependence on information technology systems.

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

Financial Objectives

   The Company reaffirms its previously stated financial objectives which are to grow premiums at 10% to 12% per year, maintain operating expense growth at 2% to 3% less than premium growth, grow operating income (net income excluding after tax realized capital gains or losses and certain special items) per diluted share 12% to 15% per year, and increase operating return on equity to 13% to 14% by the end of 2003.

  . Premiums, adjusted for experience rated refunds in the Employee Benefits--Insurance segment, increased 13.2% for the nine months ended September 30, 2001 compared to the same period in 2000.

  . Operating expenses increased 9.3% for the nine months ended September 30, 2001 compared to the same period in 2000, a rate that is 3.9% less than the rate of premium growth for the same period.

  . Operating income was $2.50 per diluted share for nine months ended September 30, 2001, an 11.1% increase over the same period in 2000. Excluding $5.0 million in pre-tax charges from the terrorist events of September 11, operating income was $2.66 per diluted share for the nine months ended September 30, 2001, an 18.2% increase over the same period in 2000.

  . Operating return on average equity for the nine months ended September 30, 2001 was 11.2%, compared to 10.8% at the end of 2000, reflecting progress toward our goal. Excluding $5.0 million in pre-tax charges related to the terrorist events of September 11, operating return on average equity for the nine months ended September 30, 2001 was 11.7%.

Consolidated Results of Operations

  Net Income

   Net income for the third quarter of 2001 was $25.8 million, a 7.9% increase over $23.9 million for the third quarter of 2000. The increase resulted primarily from premium growth in the Employee Benefits--Insurance segment and favorable claims experience in the Individual Insurance segment, offset in part by $5.0 million in pre-tax charges from the terrorist events of September 11. Net income for the nine months ended September 30, 2001 was $78.0 million compared to $77.1 million for the same period in 2000. Capital gains for the same periods were $0.3 million and $7.3 million respectively.

   Net income per diluted share for the third quarter of 2001 was $0.84, an increase of 12.0% over the third quarter of 2000. Net income per diluted share for the nine months ended September 30, 2001 was $2.51, an increase of 4.6% over the same period in 2000. The Company repurchased 698,700 shares of its common stock during the third quarter of 2001 and almost 1.6 million shares during the nine months ended September 30, 2001.

  Premiums

   Premiums, adjusted for experience rated refunds in the Employee Benefits--Insurance segment, increased $33.6 million, or 12.0%, for the third quarter of 2001 and $107.7 million, or 13.2%, for the nine months ended September 30, 2001 compared to the same periods in 2000. The increases were primarily from premium growth in the Employee Benefits--Insurance segment. (See "--Selected Segment Information".)

  Net Investment Income

   Net investment income, which is affected primarily by changes in the overall interest rate environment and levels of invested assets, decreased $1.1 million, or 1.2%, for the third quarter of 2001 compared to the third quarter of 2000. For the nine months ended September 30, 2001, net investment income decreased $4.0 million, or 1.5%, compared to the same period in 2000. Average invested assets decreased 0.9% to $4.54 billion for the third quarter of 2001 from $4.59 billion for the third quarter of 2000. The decrease in average invested assets for both comparative periods was due primarily to the combined effects of two reinsurance transactions in the Individual Insurance segment, which was largely offset during 2001 by asset growth, primarily in the Employee

Benefits--Insurance segment (see "--Selected Segment Information"). The portfolio yield for fixed maturity securities increased slightly to 6.96% at September 30, 2001, from 6.95% at September 30, 2000. The portfolio yield for mortgage loans decreased to 8.24% at September 30, 2001, from 8.35% at September 30, 2000. Portfolio yields may increase or decrease in the future depending on changes in the overall interest rate environment and other factors.

  Net Realized Investment Gains (Losses)

   Net realized investment gains or losses occur primarily as a result of disposition of invested assets in the regular course of investment management. Net realized investment gains were $0.4 million and $0.3 million for the three and nine months ended September 30, 2001, respectively, compared to losses of $1.0 million and gains of $7.3 million for the three and nine months ended September 30, 2000, respectively. Disposition of invested assets and associated gains or losses may or may not continue in the future.

  Policyholder Benefits

   Policyholder benefits, including interest paid on policyholder funds, increased $18.9 million, or 7.3%, for the third quarter of 2001 compared to the third quarter of 2000, and $72.4 million, or 9.8%, for the nine months ended September 30, 2001 compared to the same period in 2000. The increase primarily resulted from business growth in the Employee Benefits--Insurance segment, offset in part by a favorable benefit ratio for this same segment and favorable claims experience in the Individual Insurance segment. (See "--Selected Segment Information".) Shown separately are $5.0 million in pre-tax charges incurred as a result of the terrorist events of September 11.

  Operating Expenses

   Operating expenses increased $2.9 million, or 6.2%, for the third quarter of 2001 compared to the third quarter of 2000, and increased $12.5 million, or 9.3%, for the nine months ended September 30, 2001 compared to the same period in 2000. The increases were primarily from operating expense growth in the Employee Benefits--Insurance segment of $4.1 million and $11.8 million for the three and nine months ended September 30, 2001, respectively, primarily to support business growth as evidenced by premium growth (see "--Selected Segment Information").

  Commissions and Bonuses

   Commissions and bonuses are sales-based compensation that vary depending on the product, whether the sale is a new sale or renewal, if a renewal the year of renewal, and other factors. Therefore, commissions will tend to fluctuate with premiums, but not directly. Commissions and bonuses increased $5.1 million, or 21.3%, for the third quarter of 2001 compared to the third quarter of 2000, and increased $15.6 million, or 21.5%, for the nine months ended September 30, 2001 compared to the same period in 2000. Both increases were primarily due to a higher commission schedule related to a change in product mix in the Individual Insurance segment (see "Selected Segment Information").

  Net Increase in Deferred Policy Acquisition Costs and Value of Business
  Acquired

   The net reduction in expense for deferral and amortization of policy acquisition costs was $6.2 million for the third quarter of 2001 compared to $2.9 million for the third quarter of 2000, and $14.0 million for the nine months ended September 30, 2001 compared to $2.8 million for the same period in 2000. The net reduction in expense for both comparative periods resulted primarily from deferral of higher commissions in the Individual Insurance segment (see "--Commissions and Bonuses" and "Selected Segment Information--Individual Insurance Segment").

  Income Before Income Taxes

   Income before income taxes increased $4.8 million, or 13.6%, for the third quarter of 2001 compared to the third quarter of 2000, and increased $5.3 million, or 4.6%, for the nine months ended September 30, 2001 compared to the same period in 2000. These results reflect the combination of increased premiums and a favorable benefit ratio, partially offset by decreased net realized investment gains for the nine months ended September 30, 2001 compared to the same period in 2000.

  Income Taxes

   Income taxes differ from the amount computed by applying the Federal corporate income tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the Federal benefit. The combined Federal and state effective income tax rates were 35.8% and 32.5% for the third quarters of 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, the combined effective income tax rates were 35.5% and 33.4%, respectively. The lower effective rate for both periods in 2000 resulted primarily from the resolution of tax uncertainties, which had been provided for in prior years.

Selected Segment Information

   The following table sets forth selected segment information at or for the periods indicated:

                                                          Three Months     Nine Months
                                                             Ended            Ended
                                                         September 30,    September 30,
                                                         -------------  ------------------
                                                          2001   2000     2001      2000
                                                         ------ ------  --------  --------
                                                                   (In millions)
Revenues:
   Employee Benefits--Insurance segment................. $334.7 $291.6  $  980.9  $  842.9
   Individual Insurance segment.........................   44.6   52.2     133.7     155.9
   Retirement Plans segment.............................   17.6   19.1      53.0      57.1
   Other................................................    3.0    2.7       9.9      19.7
                                                         ------ ------  --------  --------
       Total revenues................................... $399.9 $365.6  $1,177.5  $1,075.6
                                                         ====== ======  ========  ========
Income (loss) before income taxes:
   Employee Benefits--Insurance segment................. $ 29.7 $ 30.1  $   95.8  $   84.6
   Individual Insurance segment.........................    8.5    4.1      20.5      13.4
   Retirement Plans segment.............................    0.5   (0.5)     (0.6)      0.7
   Other................................................    1.5    1.7       5.3      17.0
                                                         ------ ------  --------  --------
       Total income before income taxes................. $ 40.2 $ 35.4  $  121.0  $  115.7
                                                         ====== ======  ========  ========
Reserves, other policyholder funds and separate account:
   Employee Benefits--Insurance segment.................                $2,018.6  $1,818.7
   Individual Insurance segment.........................                 1,249.6   1,482.6
   Retirement Plans segment.............................                 1,680.9   1,837.8
                                                                        --------  --------
       Total............................................                $4,949.1  $5,139.7
                                                                        ========  ========

  Employee Benefits--Insurance Segment

   The Employee Benefits--Insurance segment markets long term and short term disability, life, accidental death and dismemberment, and dental insurance to employer groups. As the largest of the Company's three segments, Employee Benefits--Insurance segment premiums accounted for 92.0% and 89.5% of the Company's total premiums for the nine months ended September 30, 2001 and 2000, respectively.

   As a result of the terrorist events of September 11, this segment incurred charges totaling $4.3 million. Income before income taxes for this segment, including $4.3 million pre-tax charges from the terrorist events of September 11, decreased $0.4 million, or 1.3%, for the third quarter of 2001 compared to the third quarter of 2000, and increased $11.2 million, or 13.2%, for the nine months ended September 30, 2001 compared to the same period in 2000. Adjusted to exclude the charges related to the terrorist events of September 11, the increases in income before taxes of $3.9 million and $15.5 million for the three and nine months ended September 30, 2001, respectively, were primarily the result of business growth, as evidenced by premium growth, and a favorable benefit ratio, which may or may not continue in future periods.

   Methods used by the Company to manage risk include, but are not limited to, sound underwriting, effective claims management, disciplined pricing, broad distribution of risk by geography, industry, occupation and case size, conservative reserving and maintaining a strong balance sheet. As a part of risk management, the Company has maintained reinsurance and catastrophe reinsurance in the past for protection from fluctuations. Subsequent to the events of September 11, the Company entered into a catastrophe reinsurance pool. The pool covers group life and accidental death and dismemberment for about 40 participating members of the pool. The reinsurance pool brings exposure to potential losses experienced by other participating members of the pool but substantially increases the Company's catastrophe reinsurance coverage to approximately $200.0 million. If the Company had been in this pool on September 11, 2001, the estimated charges related to the terrorist events would have been $15.0 million. An occurrence of a significant catastrophic event similar to the events of September 11, or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

   The following table sets forth selected financial data for the Employee Benefits--Insurance segment for the periods indicated:

                                                       Three Months     Nine Months
                                                           Ended           Ended
                                                       September 30,   September 30,
                                                      --------------  --------------
                                                       2001    2000    2001    2000
                                                      ------  ------  ------  ------
                                                           (Dollars in millions)
Revenues:
   Premiums.......................................... $287.0  $248.8  $841.6  $718.5
   Net investment income.............................   47.0    41.5   138.3   121.3
   Net realized investment losses....................   (0.8)   (0.1)   (2.5)   (0.2)
   Other.............................................    1.5     1.4     3.5     3.3
                                                      ------  ------  ------  ------
       Total revenues................................  334.7   291.6   980.9   842.9
                                                      ------  ------  ------  ------
Benefits and expenses:
   Policyholder benefits.............................  236.3   205.5   691.2   592.1
   Operating expenses................................   37.8    33.7   109.8    98.0
   Commissions and bonuses...........................   22.0    20.0    67.9    59.0
   Premium taxes and other...........................    5.0     4.1    14.7    12.5
   Net increase in deferred policy acquisition costs.   (0.4)   (1.8)   (2.8)   (3.3)
   Terrorist events of September 11 (1)..............    4.3      --     4.3      --
                                                      ------  ------  ------  ------
       Total benefits and expenses...................  305.0   261.5   885.1   758.3
                                                      ------  ------  ------  ------
Income before income taxes........................... $ 29.7  $ 30.1  $ 95.8  $ 84.6
                                                      ======  ======  ======  ======
Benefit ratio (% of premiums) (1)....................   82.3%   82.6%   82.1%   82.4%
Operating expense ratio (% of premiums)..............   13.2    13.5    13.0    13.6
Sales (annualized new premiums)...................... $ 53.3  $ 55.5  $174.7  $181.5

--------
(1)Terrorist events of September 11 were excluded from the computation of the benefit ratio.

   Premium growth is measured after adjusting for experience rated refunds, which are a return of premiums for certain large employee benefits insurance contracts with favorable claims experience that can fluctuate from period to period. When adjusted to exclude experience rated refunds of $2.9 million and $3.2 million for the third quarters of 2001 and 2000, respectively, premiums increased 15.1%. When adjusted to exclude experience rated refunds of $10.9 million and $15.8 million for the nine months ended September 30, 2001 and 2000, respectively, premiums increased 16.1%. The increase in premiums reflects a combination of strong business retention and realization of the benefits of distribution expansion efforts during the past two to three years.

   Net investment income increased $5.5 million, or 13.3%, for the third quarter of 2001 compared to the third quarter of 2000, and $17.0 million, or 14.0%, for the nine months ended September 30, 2001 compared to the same period in 2000. The increases were primarily a result of increases in average invested assets supporting this segment of 16.6% and 13.6% for the comparative periods, respectively. (See "--Consolidated Results of Operations--Net Investment Income".)

   Excluding the $4.3 million in charges related to the terrorist events of September 11, policyholder benefits increased $30.8 million, or 15.0%, for the third quarter of 2001 compared to the third quarter of 2000, and $99.1 million, or 16.7%, for the nine months ended September 30, 2001 compared to the same period in 2000. The increases were primarily a result of business growth, as evidenced by premium growth. The benefit ratio, again excluding the $4.3 million in charges related to the terrorist events of September 11, was 82.3% and 82.1% for the three and nine months ended September 30, 2001, respectively, and reflects favorable claims experience, which may or may not continue. Partially offsetting the favorable claims experience was a decrease of the discount rate used to establish long-term disability reserves in the third quarter of 2001 from 6.50% to 6.25%. The interest rate used to discount specific reserve liabilities is held constant once established. Should available interest rates on new investments continue to decline, additional reductions in the discount rate may be necessary with regard to claims incurred in the future. Although the benefit ratio can vary widely depending on claims experience, management believes that a benefit ratio of 83-85% continues to be an appropriate target range.

   Operating expenses increased $4.1 million, or 12.2%, for the third quarter of 2001 compared to the third quarter of 2000. The increase was primarily due to business growth, as evidenced by premium growth. Sales representatives totaled 151 through the third quarter of 2001 compared to 142 at December 31, 2000.

   Operating expenses increased $11.8 million, or 12.0%, for the nine months ended September 30, 2001 compared to the same period in 2000. Expenses continued to be incurred in early 2001 to support initiatives undertaken in the second half of 2000 to accelerate expansion to take advantage of certain strategic market opportunities then available in the Eastern region. Those opportunities included, among others, the ability to rapidly establish Eastern processing and claims adjudication functions, both improving customer service satisfaction in the Eastern region and mitigating exposures to a previous concentration of those functions in one geographic location.

   Commissions and bonuses increased $2.0 million, or 10.0%, for the third quarter of 2001 compared to the third quarter of 2000, and $8.9 million, or 15.1%, for the nine months ended September 30, 2001 compared to the same period in 2000. The increases were due primarily to growth in earned premiums.

   The net increase in deferred policy acquisition costs was $0.4 million for the third quarter of 2001 compared to $1.8 million for the third quarter of 2000. The net increase in deferred policy acquisition costs was $2.8 million for the nine months ended September 30, 2001 compared to $3.3 million for the same period in 2000. Fluctuations primarily reflect fluctuations in field bonuses for the comparative periods.

   New sales have decreased 4.0% in the third quarter of 2001, compared to the third quarter of 2000, and 3.7% for the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to fewer sales of life products where pricing is more competitive. Management believes its operations are efficiently structured to support long term competitiveness in the market place at its current rates for life products and therefore has maintained firm rates on life sales. Subsequent to September 30, 2001 management increased rates on new sales of short term disability products to maintain desired profitability on these product lines.

  Individual Insurance Segment

   Two transactions were completed within the last year for this segment. The transactions involved selling substantially all of the individual life insurance product line, for which Standard did not possess economies of scale, and investing the proceeds in the acquisition of a substantial block of individual disability business, which management believes has higher growth potential and for which the Company possesses economies of scale, market differentiation and expertise.

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

   Effective January 1, 2001, the Company sold substantially all of its individual life insurance product line to Protective Life Insurance Company, also through a reinsurance transaction. The Company received a ceding commission of approximately $90 million and transferred liabilities of approximately $790 million. Income before taxes for this product line was $2.5 million for the third quarter of 2000, and $6.1 million for the nine months ended September 30, 2000. The sale resulted in a minimal gain, which is being deferred and amortized over the life of the underlying contracts.

   The Individual Insurance segment now sells disability insurance and annuities to individuals. Income before income taxes for the Individual Insurance segment was $8.5 million, including $0.7 million in pre-tax charges from the terrorist events of September 11. The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

                                                                     Three Months    Nine Months
                                                                         Ended          Ended
                                                                     September 30,  September 30,
                                                                     ------------  --------------
                                                                     2001   2000    2001    2000
                                                                     -----  -----  ------  ------
                                                                         (Dollars in millions)
Revenues:
   Premiums......................................................... $19.7  $21.8  $ 59.5  $ 65.5
   Net investment income............................................  24.5   30.5    73.9    90.6
   Net realized investment gains (losses)...........................   0.5   (0.2)    0.2    (0.3)
   Other............................................................  (0.1)   0.1     0.1     0.1
                                                                     -----  -----  ------  ------
       Total revenues...............................................  44.6   52.2   133.7   155.9
                                                                     -----  -----  ------  ------
Benefits and expenses:
   Policyholder benefits............................................  29.8   39.8    89.8   113.4
   Operating expenses...............................................   5.1    6.4    16.4    18.2
   Commissions and bonuses..........................................   5.6    2.7    16.0     9.4
   Premium taxes and other..........................................   0.3    0.3     1.1     1.0
   Net (increase) decrease in deferred policy acquisition costs and
     value of business acquired.....................................  (5.4)  (1.1)  (10.8)    0.5
   Terrorist events of September 11.................................   0.7     --     0.7      --
                                                                     -----  -----  ------  ------
       Total benefits and expenses..................................  36.1   48.1   113.2   142.5
                                                                     -----  -----  ------  ------
Income before income taxes.......................................... $ 8.5  $ 4.1  $ 20.5  $ 13.4
                                                                     =====  =====  ======  ======
Operating expense ratio (% of premiums).............................  25.9%  29.4%   27.6%   27.8%
Sales (annualized new premiums or deposits)......................... $20.9  $ 5.5  $ 46.6  $ 16.6

   Premiums decreased $2.1 million, or 9.6%, for the third quarter of 2001 compared to the third quarter of 2000. The decrease related to a decrease in individual life premiums of $16.6 million from the sale of the individual life insurance product line and a decrease of $1.4 million in individual annuity premiums, partially offset by an increase of $15.9 million in individual disability premiums primarily due to the individual disability insurance business acquired.

   For the nine months ended September 30, 2001 premiums decreased $6.0 million, or 9.2%, compared to the same period in 2000. The decrease related to a decrease in individual life premiums of $51.6 million from the sale of the individual life insurance product line and a decrease in individual annuity premiums of $2.5 million, partially offset by an increase of $48.1 million in individual disability premiums. Sales of individual disability products for the nine months ended September 30, 2001 were strong in the previously existing distribution channels as well as the new distribution channel established under the marketing agreement with Minnesota Life.

   Net investment income decreased $6.0 million, or 19.7%, for the third quarter of 2001 compared to the third quarter of 2000, and $16.7 million, or 18.4%, for the nine months ended September 30, 2001 compared to the same period in 2000, primarily reflecting decreased average invested assets supporting this segment as a result of the combination of the transactions discussed above.

   Policyholder benefits decreased $10.0 million, or 25.1%, for the third quarter of 2001 compared to the third quarter of 2000, and $23.6 million, or 20.8%, for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease primarily related to the change in product mix as a result of the transactions. Actual claims experience can vary widely from quarter to quarter for the individual disability product line.

   Operating expenses decreased $1.3 million, or 20.3%, for the third quarter of 2001 compared to the third quarter of 2000, and $1.8 million, or 9.9%, for the nine months ended September 30, 2001 compared to the same period in 2000. The decreases primarily resulted from diligent expense management, including staff reductions in conjunction with the transactions discussed above.

   Commissions and bonuses increased $2.9 million for the third quarter of 2001 compared to the third quarter of 2000, and $6.6 million for the nine months ended September 30, 2001 compared to the same period in 2000, reflecting increased sales for this segment and a higher commission schedule for individual disability products compared to individual life products.

   The net reduction in expenses for deferred policy acquisition costs was $5.4 million for the third quarter of 2001 compared to $1.1 million for the third quarter of 2000, and the net reduction in expenses was $10.8 million for the nine months ended September 30, 2001 compared to an increase of $0.5 million for same period in 2000. Net reductions in expenses for both comparative periods primarily reflect higher commissions and bonuses in 2001 as a result of the combination of the transactions discussed above.

  Retirement Plans Segment

   The Retirement Plans segment offers full-service 401(k) and other pension plan products and services. The segment's primary sources of revenues include fees on assets under management and investment return on general account assets under management. In addition, this segment's premiums and policyholder benefits reflect the conversion of 401(k) plan assets into life contingent annuities which can be chosen by plan participants at time of retirement. Developing significant future profitability from this segment is dependent upon continuing to increase assets under management to improve economies of scale. During the nine months ended September 30, 2001, sales of new cases and transfer deposits are higher than the same period in 2000. Strong sales matched with a low rate of termination of cases were offset by declining prices in the stock market. Assets under management decreased $157.0 million, or 8.5%, at September 30, 2001 compared to September 30, 2000, primarily due to a $522.2 million decrease in the equity values of separate account assets under management.

   Income before income taxes for this segment was $0.5 million for the third quarter of 2001 compared to a loss of $0.5 million for the third quarter of 2000.

   The following table sets forth selected financial data for the Retirement Plans segment at or for the periods indicated:

                                                              Three Months      Nine Months
                                                                  Ended            Ended
                                                              September 30,    September 30,
                                                              ------------  ------------------
                                                              2001   2000     2001      2000
                                                              -----  -----  --------  --------
                                                                    (Dollars in millions)
Revenues:
   Premiums.................................................. $ 4.2  $ 6.4  $   13.9  $   18.4
   Net investment income.....................................  13.0   12.7      38.5      38.7
   Net realized investment gains.............................   0.4     --       0.6        --
                                                              -----  -----  --------  --------
       Total revenues........................................  17.6   19.1      53.0      57.1
                                                              -----  -----  --------  --------
Benefits and expenses:
   Policyholder benefits.....................................  10.5   12.5      31.8      35.2
   Operating expenses........................................   5.5    5.8      17.9      17.0
   Commissions and bonuses...................................   1.5    1.3       4.3       4.2
   Net increase in deferred policy acquisition costs.........  (0.4)    --      (0.4)       --
                                                              -----  -----  --------  --------
       Total benefits and expenses...........................  17.1   19.6      53.6      56.4
                                                              -----  -----  --------  --------
Income (loss) before income taxes............................ $ 0.5  $(0.5) $   (0.6) $    0.7
                                                              =====  =====  ========  ========
Interest credited (% of investment income)...................  67.2%  69.1%     67.6%     65.8%
Annualized operating expense ratio (% of average assets under
  management)................................................                    1.4       1.3
Assets under management:
   General account...........................................               $  727.1  $  652.3
   Separate account..........................................                  953.7   1,185.5
                                                                            --------  --------
       Total.................................................               $1,680.8  $1,837.8
                                                                            ========  ========

   The Retirement Plans segment's premiums consist primarily of fees for assets under management and premiums on life contingent annuities, the latter of which can vary widely from quarter to quarter. Premiums decreased $2.2 million, or 34.4%, in the third quarter of 2001 and decreased $4.5 million, or 24.5%, for the nine months ended September 30, 2001 compared to the same periods in 2000. The declines were primarily the result of decreased fees from assets under management and a decrease in premiums for life contingent annuities.

   Beginning in the third quarter of 2001, the Company deferred $0.4 million in acquisition costs. Costs deferred primarily included initial commissions and incentive compensation payouts on newly established plans, and will be amortized for a period of approximately ten years.

   Annualized operating expenses, measured as a percentage of average assets under management, were 1.4% and 1.3% for the nine months ended September 30, 2001 and 2000, respectively. Management estimates that this segment will reach sustainable profitability when assets under management reach approximately $2.0 billion to $2.5 billion.

  Other

   Other businesses primarily include return on capital not allocated to the product segments, income from StanCorp Mortgage Investors, LLC, net realized investment gains and losses related to real estate investments and holding company expenses. Income before income taxes for other businesses was $1.5 million and $1.7 million for the third quarters of 2001 and 2000, respectively, and $5.3 million and $17.0 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease for the comparative nine month periods resulted primarily from a decrease in net capital gains of $5.8 million to $2.0 million for the nine months ended September 30, 2001 from $7.8 million for the same period in 2000. Net realized capital gains for all periods primarily related to sales of real estate. Disposition of invested assets and associated gains and losses may or may not continue into the future.

Liquidity and Capital Resources

  Operating Cash Flows

   Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders, operating expenses, commissions and taxes. The Company reported net cash flows from operating activities of $328.2 million for the nine months ended September 30, 2001 compared to $208.1 million for the same period in 2000. The increase primarily related to the recently acquired individual disability insurance business.

  Investing Cash Flows

   Investing cash inflows consist primarily of the proceeds from sales or maturities of investments. Investing cash outflows consist primarily of payments for investments acquired. Since future benefit payments are principally intermediate- and long-term obligations, the Company's investments are predominantly intermediate-and long-term fixed-rate instruments, such as fixed maturity securities and mortgage loans. Such investments are expected to provide sufficient cash flows to cover the future benefit payment obligations of the Company's insurance subsidiaries, Standard Insurance Company ("Standard") and The Standard Life Insurance Company of New York. The nature and quality of various types of investments purchased by Standard must comply with statutes and regulations imposed by Oregon and other states in which Standard is licensed. The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. In the normal course of business, the Company commits to fund mortgage loans generally up to 90 days in advance. The Company reported net cash outflows from investing activities of $570.6 million for the nine months ended September 30, 2001, compared to $187.9 million for the same period in 2000. The increased outflows for 2001 primarily resulted from the acquisition of fixed maturities and mortgage loans related to the acquisition of the block of individual disability insurance business, and the sale of the individual life insurance product line which contributed $137.2 million (see "--Selected Segment Information--Individual Insurance Segment").

   The market values of the Company's investments vary with changing economic and market conditions and interest rates. The Company is subject to the risk of default on principal and interest payments by the issuers of the fixed maturity securities it owns. Although almost all of the fixed maturity securities are investment-grade and the Company believes it maintains prudent issuer diversification, a major economic downturn could result in issuer defaults. Investments in airline and leisure sectors were 0.4% and 0.3% of assets, respectively. Below investment grade securities were 1.0% of assets. Management plans to invest up to $50 million in BB rated securities in 2001 and through September 30, had invested $35.5 million. Since fixed maturity securities were 56.9% of the Company's total general account invested assets at September 30, 2001, an increase in defaults could materially adversely affect the Company's business, financial position, results of operations, or cash flows.

   At September 30, 2001, mortgage loans represented 41.8% of the total general account invested assets and were collateralized by properties located in the Western region representing 59.7% of the portfolio, the Central region representing 24.1% of the portfolio, and the Eastern region representing 16.2%. Of the total mortgage loan portfolio, 37.1% of the collateralized properties were located in the state of California. The Company generally does not require earthquake insurance for properties on which it makes mortgage loans, but does consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.8% of the portfolio, industrial properties, representing 24.7%, and office properties, representing 19.6%. The remaining 4.5% balance of properties in the portfolio include commercial, apartment, residential and agricultural properties. The average loan to value ratio on the overall portfolio was 56.7% at September 30, 2001. The Company's mortgage loans face both delinquency and default risk. At September 30, 2001, there were two loans either delinquent or in process of foreclosure of which one has been reinstated in the fourth quarter of 2001. The delinquency rate and loss performance of Standard's mortgage loan portfolio have consistently outperformed the industry averages, as reported by the American Council of Life Insurance. The performance of the Company's mortgage loan portfolio, however, may fluctuate in the future. Should the delinquency rate of the Company's mortgage loan portfolio increase, the increase could have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

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

   At September 30, 2001, the Company had outstanding commitments to fund or acquire various assets, primarily commercial mortgage loans with fixed-interest rates ranging from 7.3% to 8.8%, totaling $62.0 million. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon.

  Financing Cash Flows

   Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, issuance and repurchase of common stock, and dividends paid on common stock.

   The Company has a $100.0 million unsecured line of credit available through June 29, 2002. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 3.94% at September 30, 2001. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At September 30, 2001, the Company was in compliance with all such covenants. At September 30, 2001, there were no outstanding borrowings on the line of credit. Over time, the Company may pursue long-term debt to meet its on-going capital requirements.

   During the nine months ended September 30, 2001, almost 1.6 million shares of the Company's common stock were repurchased at a total cost of $69.3 million, nearly completing the share repurchase plan approved by the board of directors on February 5, 2001. On September 22, 2001, the board of directors of StanCorp authorized a new share repurchase plan of an additional 1.6 million shares which expires September 30, 2002 and is to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

   On November 5, 2001, the board of directors of StanCorp declared a quarterly dividend of $0.08 per share of common stock. The dividend is payable on December 7, 2001 to shareholders of record at the close of business on November 16, 2001. It is anticipated that beginning in 2002 dividends will be paid annually in December of each year as approved by the Board of Directors. The December 7, 2001 dividend is the last dividend for 2001 and no further dividends are anticipated to be paid until December of 2002.

   StanCorp's ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from Standard. Standard's ability to pay dividends to StanCorp is regulated under Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Oregon Department") to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10% of Standard's combined capital and surplus as of December 31 of the preceding year or (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31 last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Department broad discretion to disapprove requests for dividends in excess of these limits. Based on its statutory results, Standard paid a $50.6 million dividend to StanCorp during the year ended December 31, 2000, and could have paid an additional $65.1 million in dividends to StanCorp in 2000 without obtaining the Oregon Department's approval. The foregoing limitations on dividends would not apply to any dividends to StanCorp from the non-insurance subsidiaries. Combined net income of the non-insurance subsidiaries, before elimination of intercompany amounts, was $5.5 million and $4.5 million for the nine months ended September 30, 2001 and 2000, respectively.

   The amount available for payment of dividends by Standard without approval of the Oregon Department is $50.8 million in 2001. On February 5, 2001, Standard's board of directors declared an extraordinary cash dividend of $90 million from Standard to StanCorp, subject to regulatory approval from the Oregon Department. The extraordinary dividend included a return of a voluntary temporary $65 million capital contribution made by StanCorp to Standard in December 2000 due to the timing of two reinsurance transactions (see "--Selected Segment Information--Individual Insurance Segment"). The purchase transaction was effective October 1, 2001 and the sale transaction was effective January 1, 2001. The $65 million capital contribution provided additional capital during the time both blocks of business remained on Standard's books. The extraordinary dividend was approved by the Oregon Department, and was paid on March 21, 2001.

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

   In the third quarter of 2001, as a result of recommendations from a task force of the American Academy of Actuaries, the NAIC approved revisions to disability insurance RBC factors. The new factors will increase the Company's RBC ratio.

  Insolvency Assessments

   Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require life insurance companies operating within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent life insurance companies. Association assessments levied against Standard from January 1, 1999 through September 30, 2001 aggregated $0.7 million. At September 30, 2001, Standard maintained a reserve of $1.0 million for future assessments for currently impaired, insolvent or failed insurers.

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

   None

ITEM 5: OTHER INFORMATION

   None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit Index

      10.9 Third Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of September 25, 2001, $100,000,000

   (b) No reports on Form 8-K were filed during the third quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001                    By:      /S/ ERIC E. PARSONS
                                               ------------------------------
                                                      Eric E. Parsons
                                                   Senior Vice President
                                                and Chief Financial Officer
                                               (Principal Financial Officer)

Date: November 13, 2001                    By:      /S/ CINDY J. MCPIKE
                                               ------------------------------
                                                      Cindy J. McPike
                                                       Vice President
                                                  Controller and Treasurer
                                               (Principal Accounting Officer)

                                EXHIBITS INDEX

Number Name                                                                     Method of Filing
------ ----                                                                     ----------------
 10.9  Third Amendment to Credit Agreement Among StanCorp Financial Group, Inc.  Filed Herewith
       and U.S. Bank National Association Dated as of September 25, 2001,
       $100,000,000