Form 10-Q/A
period 2001-03-31
STANCORP FINANCIAL GROUP INC
filed 2001-12-12
CIK 1079577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-Q/A

                                Amendment No. 1
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                           Page
                                                                                                           ----
                                           PART I. FINANCIAL INFORMATION

Explanatory Note: This amendment No.1 on Form 10-Q/A is being filed to restate StanCorp Financial
Group, Inc.'s March 31, 2001 unaudited condensed consolidated balance sheet to reflect a due from reinsurer asset and an equal amount of liabilities, both of which resulted from the previously disclosed transaction with Protective Life Insurance Company that occurred in the first quarter of 2001. Previously, the assets and liabilities had been presented on a net basis.

ITEM 1.     FINANCIAL STATEMENTS

            Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for
              the three months ended March 31, 2001 and 2000..............................................   1

            Unaudited Condensed Consolidated Balance Sheets at March 31, 2001 and December 31,
              2000........................................................................................   2

            Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity for the year
              ended December 31, 2000 and the three months ended March 31, 2001...........................   3

            Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2001 and 2000.....................................................................   4

            Notes to Unaudited Condensed Consolidated Financial Statements................................   5

            Independent Accountant's Report...............................................................   8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.......................................................................   9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................  19

                                            PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.............................................................................  20

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................  20

ITEM 3.     DEFAULTS UPON SENIOR DEBT.....................................................................  20

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................  20

ITEM 5.     OTHER INFORMATION.............................................................................  20

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................................................  20

SIGNATURES................................................................................................  21

                        STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       (In millions--except share data)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              ------------------------
                                                                                 2001         2000
                                                                              -----------  -----------
Revenues:
   Premiums.................................................................. $     298.2  $     258.8
   Net investment income.....................................................        84.8         87.1
   Net realized investment gains.............................................         0.5          6.2
   Other.....................................................................         1.3          0.7
                                                                              -----------  -----------
       Total.................................................................       384.8        352.8
                                                                              -----------  -----------
Benefits and expenses:
   Policyholder benefits.....................................................       240.8        217.4
   Interest paid on policyholder funds.......................................        20.2         21.7
   Operating expenses........................................................        50.4         44.2
   Commissions and bonuses...................................................        29.8         22.8
   Premium taxes and other...................................................         5.7          3.9
   Net (increase) decrease in deferred policy acquisition costs and value of
     business acquired.......................................................        (2.3)         2.0
                                                                              -----------  -----------
       Total.................................................................       344.6        312.0
                                                                              -----------  -----------
Income before income taxes...................................................        40.2         40.8
Income taxes.................................................................        14.0         13.7
                                                                              -----------  -----------
Net income...................................................................        26.2         27.1

Other comprehensive income (loss), net of tax:
   Unrealized gains on securities available-for-sale.........................        25.1          2.0
   Adjustment for realized losses............................................        (0.3)        (0.4)
                                                                              -----------  -----------
       Total.................................................................        24.8          1.6
                                                                              -----------  -----------
Comprehensive income......................................................... $      51.0  $      28.7
                                                                              ===========  ===========

Net income per share:
   Basic..................................................................... $      0.84  $      0.83
   Diluted...................................................................        0.83         0.83

Weighted-average shares outstanding:
   Basic.....................................................................  31,316,760   32,443,768
   Diluted...................................................................  31,581,646   32,631,716

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In millions--except share data)

                                                                         March 31,   December 31,
                                                                            2001         2000
                                                                        ------------ ------------
                                                                        (As restated
                                                                          note 6)
                                ASSETS
                                ------
Investments:
   Investment securities...............................................   $2,575.3     $2,539.3
   Mortgage loans, net.................................................    1,929.7      2,061.1
   Real estate, net....................................................       60.8         65.9
   Policy loans........................................................        6.1        106.9
   Collateral loans....................................................         --         63.5
                                                                          --------     --------
       Total investments...............................................    4,571.9      4,836.7
Cash and cash equivalents..............................................       22.0        473.7
Premiums and other receivables.........................................      104.1        109.3
Accrued investment income..............................................       58.7         61.5
Due from reinsurer.....................................................      793.0           --
Deferred policy acquisition costs and value of business acquired, net..       99.4        186.8
Property and equipment, net............................................       72.4         71.7
Other assets...........................................................       34.4         27.2
Separate account assets................................................      996.6      1,092.7
                                                                          --------     --------
       Total...........................................................   $6,752.5     $6,859.6
                                                                          ========     ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Liabilities:
   Future policy benefits and claims...................................   $3,006.2     $2,969.5
   Other policyholder funds............................................    1,597.8      1,565.6
   Deferred tax liabilities............................................         --         34.0
   Other liabilities...................................................      194.4        273.4
   Separate account liabilities........................................      996.6      1,092.7
                                                                          --------     --------
       Total liabilities...............................................    5,795.0      5,935.2
                                                                          --------     --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, 100,000,000 shares authorized; none issued.........         --           --
   Common stock, no par, 300,000,000 shares authorized; 31,187,860 and
     31,565,486 shares issued at March 31, 2001 and December 31, 2000,
     respectively......................................................      763.0        778.7
   Accumulated other comprehensive income..............................       26.7          1.9
   Retained earnings...................................................      167.8        143.8
                                                                          --------     --------
       Total shareholders' equity......................................      957.5        924.4
                                                                          --------     --------
       Total...........................................................   $6,752.5     $6,859.6
                                                                          ========     ========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                       (In millions--except share data)



                                                                    Accumulated
                                                  Common Stock         Other                  Total
                                               ------------------  Comprehensive Retained Shareholders'
                                                 Shares    Amount  Income (Loss) Earnings    Equity
                                               ----------  ------  ------------- -------- -------------
Balance, January 1, 2000...................... 32,774,098  $819.7     $(37.6)     $ 57.8     $839.9
Net income....................................         --      --         --        94.7       94.7
Other comprehensive income, net of tax........         --      --       39.5          --       39.5
Common stock:
   Repurchased................................ (1,398,500)  (42.6)        --          --      (42.6)
   Issued to directors........................      4,280     0.3         --          --        0.3
   Issued under employee stock plans..........     13,232    (0.4)        --          --       (0.4)
   Issued under various incentive plans.......    172,376     1.7         --          --        1.7
Dividends declared on common stock............         --      --         --        (8.7)      (8.7)

                                               ----------  ------     ------      ------     ------
Balance, December 31, 2000.................... 31,565,486   778.7        1.9       143.8      924.4

                                               ----------  ------     ------      ------     ------
Net income....................................         --      --         --        26.2       26.2
Other comprehensive income, net of tax........         --      --       24.8          --       24.8
Common stock:
   Repurchased................................   (418,100)  (16.6)        --          --      (16.6)
   Issued to directors........................        743      --         --          --         --
   Issued under employee stock plans..........     49,163     1.3         --          --        1.3
   Surrendered under various incentive plans,
     net of issued............................     (9,432)   (0.4)        --          --       (0.4)
Dividends declared on common stock............         --      --         --        (2.2)      (2.2)

                                               ----------  ------     ------      ------     ------
Balance, March 31, 2001....................... 31,187,860  $763.0     $ 26.7      $167.8     $957.5

                                               ==========  ======     ======      ======     ======



      See Notes to Unaudited Condensed Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                        -----------------
                                                                                          2001     2000
                                                                                        -------   -------
Operating:
   Net income.......................................................................... $  26.2   $  27.1
   Adjustments to reconcile net income to net cash provided by operating activities:
       Net realized investment gains...................................................    (0.5)     (6.2)
       Depreciation and amortization...................................................     8.6       8.2
       Deferral of policy acquisition costs and value of business acquired, net........    (6.5)     (4.8)
       Deferred income taxes...........................................................   (48.1)     17.3
       Changes in other assets and liabilities:
          Trading securities...........................................................     1.4      (4.2)
          Receivables and accrued income...............................................     4.4       1.1
          Future policy benefits and claims............................................   200.2      41.6
          Other, net...................................................................   (34.3)     19.5

                                                                                        -------   -------
              Net cash provided by operating activities................................   151.4      99.7

                                                                                        -------   -------
Investing:
   Proceeds of investments sold, matured, or repaid:
       Fixed maturity securities--available-for-sale...................................    53.5      46.9
       Mortgage loans..................................................................    88.7      62.8
       Real estate.....................................................................     6.1       8.3
       Other investments...............................................................     2.4      11.1
   Costs of investments acquired:
       Fixed maturity securities--available-for-sale...................................  (283.8)    (52.7)
       Mortgage loans..................................................................  (113.8)   (109.0)
       Real estate.....................................................................    (1.0)     (0.4)
       Other investments...............................................................      --      (0.3)
   Property and equipment, net.........................................................    (3.2)       --
   Disposition of product line.........................................................  (137.2)       --

                                                                                        -------   -------
              Net cash used in investing activities....................................  (388.3)    (33.3)

                                                                                        -------   -------
Financing:
   Policyholder fund deposits..........................................................    35.6     161.2
   Policyholder fund withdrawals.......................................................  (171.5)   (190.7)
   Line of credit, net.................................................................   (61.0)      7.3
   Issuance of common stock............................................................     0.9       0.4
   Repurchase of common stock..........................................................   (16.6)    (24.5)
   Dividends paid on common stock......................................................    (2.2)     (2.0)

                                                                                        -------   -------
              Net cash used in financing activities....................................  (214.8)    (48.3)

                                                                                        -------   -------
Increase (decrease) in cash and cash equivalents.......................................  (451.7)     18.1
Cash and cash equivalents, beginning of period.........................................   473.7      40.7

                                                                                        -------   -------
Cash and cash equivalents, end of period............................................... $  22.0   $  58.8

                                                                                        =======   =======
Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for:
       Interest........................................................................ $  33.0   $  21.7
       Income taxes....................................................................    52.9      (3.8)

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

   The following tables set forth selected segment information at or for the three months ended March 31:

                                                          Employee
                                                          Benefits- Retirement Individual
                                                          Insurance   Plans    Insurance  Other   Total
                                                          --------- ---------- ---------- ------ --------
                                                                           (In millions)
2001:
Revenues:
   Premiums.............................................. $  273.8   $    4.6   $   19.8  $   -- $  298.2
   Net investment income.................................     45.3       12.4       25.5     1.6     84.8
   Net realized investment gains (losses)................     (0.6)        --         --     1.1      0.5
   Other.................................................      1.2         --        0.1      --      1.3
                                                          --------   --------   --------  ------ --------
       Total.............................................    319.7       17.0       45.4     2.7    384.8
                                                          --------   --------   --------  ------ --------
Benefits and expenses:
   Policyholder benefits.................................    221.9        1.7       17.2      --    240.8
   Interest paid on policyholder funds...................      2.9        8.6        8.6     0.1     20.2
   Operating expenses....................................     37.0        6.2        5.7     1.5     50.4
   Commissions and bonuses...............................     23.4        1.4        5.0      --     29.8
   Premium taxes and other...............................      4.8         --        0.8     0.1      5.7
   Net increase in deferred policy acquisition costs and
     value of business acquired..........................     (1.6)        --       (0.7)     --     (2.3)
                                                          --------   --------   --------  ------ --------
       Total.............................................    288.4       17.9       36.6     1.7    344.6
                                                          --------   --------   --------  ------ --------
Income (loss) before income taxes........................ $   31.3   $   (0.9)  $    8.8  $  1.0 $   40.2
                                                          ========   ========   ========  ====== ========
Total assets............................................. $2,604.5   $1,726.4   $2,191.7  $229.9 $6,752.5
                                                          ========   ========   ========  ====== ========

2000:
Revenues:
   Premiums.............................................. $  230.9   $    6.2   $   21.7  $   -- $  258.8
   Net investment income.................................     40.4       13.0       29.8     3.9     87.1
   Net realized investment gains (losses)................     (0.5)      (0.1)       0.4     6.4      6.2
   Other.................................................      0.7         --         --      --      0.7
                                                          --------   --------   --------  ------ --------
       Total.............................................    271.5       19.1       51.9    10.3    352.8
                                                          --------   --------   --------  ------ --------
Benefits and expenses:
   Policyholder benefits.................................    190.3        3.4       23.7      --    217.4
   Interest paid on policyholder funds...................      1.6        8.3       11.8      --     21.7
   Operating expenses....................................     31.6        5.6        6.0     1.0     44.2
   Commissions and bonuses...............................     18.7        1.6        2.5      --     22.8
   Premium taxes and other...............................      3.6         --        0.3      --      3.9
   Net (increase) decrease in deferred policy
     acquisition costs...................................     (0.2)        --        2.2      --      2.0
                                                          --------   --------   --------  ------ --------
       Total.............................................    245.6       18.9       46.5     1.0    312.0
                                                          --------   --------   --------  ------ --------
Income before income taxes............................... $   25.9   $    0.2   $    5.4  $  9.3 $   40.8
                                                          ========   ========   ========  ====== ========
Total assets............................................. $2,178.6   $1,839.4   $1,753.5  $304.9 $6,076.4
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

6. RESTATEMENT

   This amendment No. 1 on Form 10-Q/A is being filed to restate StanCorp Financial Group, Inc.'s March 31, 2001 unaudited condensed consolidated balance sheet to reflect a due from reinsurer asset and an equal amount of liabilities, both of which resulted from the previously disclosed transaction with Protective Life Insurance Company that occurred in the first quarter of 2001 (see Note 3). Previously, the assets and liabilities had been presented on a net basis.

   The agreement with Protective Life Insurance Company requires that Protective Life Insurance Company maintain a trust on behalf of Standard, which maintains assets equal to Standard's receivable from Protective Life Insurance Company resulting from the reinsurance transaction.

   The restatement did not change net income or shareholders' equity. The effect of the restatement on specific line items on the consolidated balance sheet is as follows:

                                        As Previously    As
                                          Reported    Restated
                                        ------------- --------
                                            March 31, 2001
                                        ----------------------
                                            (In millions)
Assets:
   Due from reinsurer..................   $     --    $  793.0

Liabilities:
   Future policy benefits and claims...    2,413.8     3,006.2
   Other policyholder funds............    1,397.2     1,597.8

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

   As discussed in Note 6, the accompanying condensed consolidated balance sheet as of March 31, 2001 has been restated to reflect the presentation of certain assets and liabilities related to a reinsurance transaction.

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

DELOITTE & TOUCHE LLP

Portland, Oregon
April 20, 2001 (December 6, 2001 as to Note 6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Explanatory Note: This amendment No. 1 on Form 10-Q/A is being filed to restate StanCorp Financial Group, Inc.'s March 31, 2001 unaudited condensed consolidated balance sheet to reflect a due from reinsurer asset and an equal amount of liabilities, both of which resulted from the previously disclosed transaction with Protective Life Insurance Company that occurred in the first quarter of 2001. Previously, the assets and liabilities had been presented on a net basis.

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

Consolidated Results of Operations

   The Company's financial objectives are to grow premiums at 10% to 12% per year, maintain operating expense growth at 2% to 3% less than premium growth, grow diluted operating earnings per share 12% to 15% per year (operating earnings exclude after tax realized capital gains and losses and certain special items), and increase operating return on equity to 13% to 14% in 2003. Except for expense growth, each of these strategic objectives was met or on target in the first quarter of 2001. Measurement of expense growth against the related financial objective was affected by certain strategic objectives for accelerated expansion that were undertaken in the second half of 2000 (see "--Selected Segment Information--Employee Benefits--Insurance Segment").

   Net income per diluted share for both of the first quarters of 2001 and 2000 was $0.83, and net income was $26.2 million and $27.1 million, for the same periods, respectively. Results for the first quarter of 2001 included minimal after tax realized capital gains, while the first quarter of 2000 included $0.11 per diluted share of after tax realized capital gains. Capital gains and losses result from the disposition of invested assets, and may or may not continue in the future. After adjusting for the realized capital gains, after tax, net income grew $2.6 million, or 11.2%, primarily as a result of premium growth and a decrease in the benefit ratio (policyholder benefits as a percentage of premiums) in the Employee Benefits--Insurance segment (see "--Selected Segment Information--Employee Benefits--Insurance Segment").

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

  Policyholder Benefits

   Policyholder benefits, including interest paid on policyholder funds, increased $21.9 million, or 9.2%, for the first quarter of 2001 compared to the first quarter of 2000. The increase primarily resulted from business growth in the Employee Benefits--Insurance segment as evidenced by the growth in premiums for that segment. The increase from business growth was offset in part by an improvement in the benefit ratio for the Employee Benefits--Insurance segment to 82.1% for the first quarter of 2001, compared to 83.1% for the first quarter of 2000. The improvement in the benefit ratio reflects favorable claims experience, which may or may not continue in the future. (See "Selected Segment Information".)

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

  Net (Increase) Decrease in Deferred Policy Acquisition Costs and Value of Business Acquired

   Net deferred policy acquisition costs consist of the deferral of certain selling costs and amortization of related costs previously deferred, as well as the value of business acquired on reinsurance transactions. The net reduction in expense for deferral and amortization of policy acquisition costs was $2.3 million for the first quarter of 2001, compared to a net increase in expense of $2.0 million for the first quarter of 2000. The comparative decrease in expense for these two periods of $4.3 million resulted primarily from deferrals of costs supporting business growth in the Employee Benefits--Insurance segment and the Individual Insurance segment (see "--Selected Segment Information").

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

Selected Segment Information

   The following table sets forth selected segment information at or for the three months ended March 31:

                                                               2001      2000
                                                             --------  --------
                                                               (In millions)
   Revenues:................................................
       Employee Benefits--Insurance segment................. $  319.7  $  271.5
       Retirement Plans segment.............................     17.0      19.1
       Individual Insurance segment.........................     45.4      51.9
       Other................................................      2.7      10.3

                                                             --------  --------
          Total revenues.................................... $  384.8  $  352.8

                                                             ========  ========
   Income (loss) before income taxes:.......................
       Employee Benefits--Insurance segment................. $   31.3  $   25.9
       Retirement Plans segment.............................     (0.9)      0.2
       Individual Insurance segment.........................      8.8       5.4
       Other................................................      1.0       9.3

                                                             --------  --------
          Total income before income taxes.................. $   40.2  $   40.8

                                                             ========  ========
   Reserves, other policyholder funds and separate account:.
       Employee Benefits--Insurance segment................. $1,921.7  $1,722.8
       Retirement Plans segment.............................  1,679.7   1,782.2
       Individual Insurance segment.........................  1,999.2   1,489.9

                                                             --------  --------
          Total ............................................ $5,600.6  $5,003.9

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

                                                        2001        2000
                                                       ------      ------
                                                      (Dollars in millions)
Revenues:
   Premiums.......................................... $273.8      $230.9
   Net investment income.............................   45.3        40.4
   Net realized investment losses....................   (0.6)       (0.5)
   Other.............................................    1.2         0.7

                                                       ------      ------
          Total revenues.............................  319.7       271.5

                                                       ------      ------
Benefits and expenses:
   Policyholder benefits.............................  224.8       191.9
   Operating expenses................................   37.0        31.6
   Commissions and bonuses...........................   23.4        18.7
   Premium taxes and other...........................    4.8         3.6
   Net increase in deferred policy acquisition costs.   (1.6)       (0.2)

                                                       ------      ------
          Total benefits and expenses................  288.4       245.6

                                                       ------      ------
 Income before income taxes.......................... $ 31.3      $ 25.9

                                                       ======      ======
 Benefit ratio (% of premiums).......................   82.1%       83.1%
 Operating expense ratio (% of premiums).............   13.5        13.7
 Sales (annualized new premiums).....................   74.6        78.9

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

                                                                 2001        2000
                                                               --------    --------
                                                               (Dollars in millions)
Revenues:
   Premiums................................................... $    4.6    $    6.2
   Net investment income......................................     12.4        13.0
   Net realized investment losses.............................       --        (0.1)

                                                               --------    --------
       Total revenues.........................................     17.0        19.1

                                                               --------    --------
Benefits and expenses:
   Policyholder benefits......................................     10.3        11.7
   Operating expenses.........................................      6.2         5.6
   Commissions and bonuses....................................      1.4         1.6

                                                               --------    --------
       Total benefits and expenses............................     17.9        18.9

                                                               --------    --------
Income (loss) before income taxes............................. $   (0.9)   $    0.2

                                                               ========    ========
Operating expense ratio (% of average assets under management)      1.4%        1.3%
Assets under management:
   General account............................................ $  683.0    $  630.4
   Separate account...........................................    996.6     1,151.8

                                                               --------    --------
       Total.................................................. $1,679.6    $1,782.2

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

  Individual Insurance Segment

   The Individual Insurance segment sells disability insurance and annuities to individuals, and prior to 2001 sold life insurance. Two transactions were recently completed for this segment. The transactions involved selling the individual life insurance product line, for which Standard Insurance Company ("Standard") did not possess economies of scale, and investing the proceeds in the acquisition of a substantial block of individual disability business, which management believes has higher growth potential and for which the Company possesses economies of scale, market differentiation and expertise.

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

   The sale of the individual life insurance product line to Protective Life Insurance Company, also through a reinsurance transaction, was effective January 1, 2001. Standard transferred to Protective Life Insurance Company assets totaling approximately $790 million for the liabilities ceded to Protective, and received a $90 million ceding commission. Because Standard would retain the ceded liability if Protective Life Insurance Company were unable to meet its obligations, the ceded liabilities remain on Standard's books and an equal amount is recorded as due from reinsurer. The agreement with Protective Life Insurance Company requires that Protective Life Insurance Company maintain a trust on behalf of Standard with assets in the trust required to be equal to Standard's reinsurance receivable from Protective Life Insurance Company. Premiums, total revenues, and income before taxes for this product line were $17.8 million, $32.6 million, and $2.2 million, respectively, for the first quarter of 2000. The sale resulted in a minimal gain, which is being deferred and amortized over the life of the underlying contracts.

   The following table sets forth selected financial data for the Individual Insurance segment for the three months ended March 31:

                                                                                2001        2000
                                                                              -----       -----
                                                                              (Dollars in millions)
Revenues:
   Premiums.................................................................. $19.8       $21.7
   Net investment income.....................................................  25.5        29.8
   Net realized investment gains.............................................    --         0.4
   Other.....................................................................   0.1          --
                                                                              -----       -----
       Total revenues........................................................  45.4        51.9
                                                                              -----       -----
Benefits and expenses:
   Policyholder benefits.....................................................  25.8        35.5
   Operating expenses........................................................   5.7         6.0
   Commissions and bonuses...................................................   5.0         2.5
   Premium taxes and other...................................................   0.8         0.3
   Net (increase) decrease in deferred policy acquisition costs and value of
     business acquired.......................................................  (0.7)        2.2
                                                                              -----       -----
       Total benefits and expenses...........................................  36.6        46.5
                                                                              -----       -----
   Income before income taxes................................................ $ 8.8       $ 5.4
                                                                              =====       =====

   Operating expense ratio (% of premiums)...................................  28.8%       27.6%

   Sales (annualized new premiums or deposits)............................... $ 5.3       $ 4.7

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

ITEM 3: DEFAULTS UPON SENIOR DEBT

   None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of Shareholders, held May 7, 2001, two matters were submitted to a vote: the election of directors for three year terms expiring in 2004 as listed in the proxy statement and the ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the current year. The results of the voting on these matters follow:

1. Election of Class II Directors:

                                                                       Votes
                                                           Votes For  Withheld
                                                           ---------- --------
   Virginia L. Anderson................................... 20,529,120 157,202
   Jerome J. Meyer........................................ 20,529,858 156,464
   Ralph R. Peterson...................................... 20,530,112 156,210
   E. Kay Stepp........................................... 20,523,695 162,627
   Michael G. Thorne...................................... 20,528,483 157,839

2. Ratification of the Appointment of Independent Auditors 19,843,864 709,252

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

   Date: December 12, 2001
                                                   /s/ ERIC E. PARSONS
                                          By:
                                              ----------------------------------
                                                      Eric E. Parsons
                                                   Senior Vice President
                                                and Chief Financial Officer
                                               (Principal Financial Officer)

   Date: December 12, 2001
                                                   /s/ CINDY J. MCPIKE
                                          By:
                                              ----------------------------------
                                                      Cindy J. McPike
                                                  Assistant Vice President
                                                  Controller and Treasurer
                                               (Principal Accounting Officer)

                                EXHIBITS INDEX

Number Name                                                       Method of Filing
------ ----                                                       ----------------

  2    100% Coinsurance Agreement Between Protective Life Previously filed as Exhibit 2 on
         Insurance Company and Standard Insurance Company Registrant's Form 10-Q, dated May
                                                          14, 2001.

  15   Letter re: Unaudited interim financial statements  Filed Herewith