Form 10-Q/A
period 2001-06-30
STANCORP FINANCIAL GROUP INC
filed 2001-12-12
CIK 1079577

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                            PART I. FINANCIAL INFORMATION                                  Page
                                                                                                           ----
Explanatory Note: This amendment No. 1 Form 10-Q/A is being filed to restate StanCorp Financial
Group, Inc.'s June 30, 2001 unaudited consolidated balance sheet to reflect a due from reinsurer asset and an equal amount of liabilities, both of which resulted from the previously disclosed transaction with
Protective Life Insurance Company that occurred in the first quarter of 2001. Previously, the assets and liabilities had been presented on a net basis.

ITEM 1.     FINANCIAL STATEMENTS

            Unaudited Consolidated Statements of Income and Comprehensive Income for the three and
              six months ended June 30, 2001 and 2000.....................................................   1

            Unaudited Consolidated Balance Sheets at June 30, 2001 and December 31, 2000..................   2

            Unaudited Consolidated Statements of Changes in Shareholders' Equity for the year ended
              December 31, 2000 and the six months ended June 30, 2001....................................   3

            Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and
              2000........................................................................................   4

            Condensed Notes to Unaudited Consolidated Financial Statements................................   5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.......................................................................   8

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................  19

                                            PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.............................................................................  20

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................  20

ITEM 3.     DEFAULTS UPON SENIOR DEBT.....................................................................  20

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................  20

ITEM 5.     OTHER INFORMATION.............................................................................  20

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................................................  20

SIGNATURES................................................................................................  21

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

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (In millions--except share data)

                                                                                    June 30,   December 31,
                                                                                      2001         2000
                                                                                  ------------ ------------
                                                                                  (As restated
                                                                                    note 7)
                                   ASSETS
                                   ------
Investments:
   Investment securities......................................................      $2,605.7     $2,539.3
   Mortgage loans, net........................................................       1,995.6      2,061.1
   Real estate, net...........................................................          57.2         65.9
   Policy loans...............................................................           5.9        106.9
   Collateral loans...........................................................            --         63.5
                                                                                    --------     --------
       Total investments.....................................................        4,664.4      4,836.7
Cash and cash equivalents........................................................       19.6        473.7
Premiums and other receivables...................................................       95.2        109.3
Accrued investment income........................................................       59.8         61.5
Due from reinsurer...............................................................      796.0           --
Deferred policy acquisition costs and value of business acquired, net............       85.4        167.0
Property and equipment, net......................................................       74.2         71.7
Other assets.....................................................................       54.4         47.0
Separate account assets..........................................................    1,107.1      1,092.7
                                                                                    --------     --------
       Total.................................................................       $6,956.1     $6,859.6
                                                                                    ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
   Future policy benefits and claims..........................................      $3,054.1     $2,969.5
   Other policyholder funds...................................................       1,645.3      1,565.6
   Deferred tax liabilities...................................................          39.2         34.0
   Other liabilities..........................................................         161.7        273.4
   Separate account liabilities...............................................       1,107.1      1,092.7
                                                                                    --------     --------
       Total liabilities.....................................................        6,007.4      5,935.2
                                                                                    --------     --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, 100,000,000 shares authorized; none issued................            --           --
   Common stock, no par value, 300,000,000 shares authorized; 30,729,315 and
     31,565,486 shares issued at June 30, 2001 and December 31, 2000,
     respectively.............................................................         741.8        778.7
   Accumulated other comprehensive income........................................       15.2          1.9
   Retained earnings.............................................................      191.7        143.8
                                                                                    --------     --------
       Total shareholders' equity................................................      948.7        924.4
                                                                                    --------     --------
       Total.....................................................................   $6,956.1     $6,859.6
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
                                                          ========   ========   ========  ======  ========

                                                          Employee
                                                          Benefits- Retirement Individual
                                                          Insurance   Plans    Insurance  Other    Total
                                                          --------- ---------- ---------- ------  --------
                                                                            (In millions)
Six months ended June 30, 2001:
Revenues:
   Premiums.............................................. $  554.6   $    9.7   $   39.8  $   --  $  604.1
   Net investment income.................................     91.3       25.5       49.4     5.2     171.4
   Net realized investment gains (losses)................     (1.7)       0.2       (0.3)    1.7      (0.1)
   Other.................................................      2.0         --        0.2      --       2.2
                                                          --------   --------   --------  ------  --------
       Total.............................................    646.2       35.4       89.1     6.9     777.6
                                                          --------   --------   --------  ------  --------
Benefits and expenses:
   Policyholder benefits.................................    449.0        4.0       44.0      --     497.0
   Interest paid on policyholder funds...................      5.9       17.3       16.0     0.2      39.4
   Operating expenses....................................     72.0       12.4       11.3     2.9      98.6
   Commissions and bonuses...............................     45.9        2.8       10.4      --      59.1
   Premium taxes and other...............................      9.7         --        0.8      --      10.5
   Net increase in deferred policy acquisition costs and
     value of business acquired..........................     (2.4)        --       (5.4)     --      (7.8)
                                                          --------   --------   --------  ------  --------
       Total.............................................    580.1       36.5       77.1     3.1     696.8
                                                          --------   --------   --------  ------  --------
Income (loss) before income taxes........................ $   66.1   $   (1.1)  $   12.0  $  3.8  $   80.8
                                                          --------   --------   --------  ------  --------
Total assets............................................. $2,697.1   $1,845.2   $2,228.1  $185.7  $6,956.1
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

7. RESTATEMENT

   This amendment No. 1 on Form 10-Q/A is being filed to restate StanCorp Financial Group, Inc.'s June 30, 2001 unaudited consolidated balance sheet to reflect a due from reinsurer asset and an equal amount of liabilities, both of which resulted from the previously disclosed transaction with Protective Life Insurance Company that occurred in the first quarter of 2001 (See Note 3). Previously, the assets and liabilities had been presented on a net basis.

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

                                      As Previously    As
                                        Reported    Restated
                                      ------------- --------
                                          June 30, 2001
                                      ----------------------
                                          (In millions)
Assets:
   Due from reinsurer................   $     --    $  796.0

Liabilities:
   Future policy benefits and claims.    2,467.5     3,054.1
   Other policyholder funds..........    1,435.9     1,645.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Explanatory Note: This amendment No. 1 on Form 10-Q/A is being filed to restate StanCorp Financial Group, Inc.'s June 30, 2001 unaudited consolidated balance sheet to reflect a due from reinsurer asset and an equal amount of liabilities, both of which resulted from the previously disclosed transaction with Protective Life Insurance Company that occurred in the first quarter of 2001. Previously, the assets and liabilities had been presented on a net basis.

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

Selected Segment Information

   The following table sets forth selected segment information at or for the periods indicated:

                                                                              At or for the
                                                              Three Months      Six Months
                                                             Ended June 30,   Ended June 30,
                                                             -------------- ------------------
                                                              2001    2000    2001      2000
                                                             ------  ------ --------  --------
                                                                       (In millions)
Revenues:
   Employee Benefits--Insurance segment..................    $326.5  $279.8 $  646.2  $  551.3
   Retirement Plans segment..............................      18.5    19.0     35.4      38.0
   Individual Insurance segment..........................      43.7    51.8     89.1     103.7
   Other.................................................       4.1     6.6      6.9      17.1
                                                             ------  ------ --------  --------
       Total revenues...................................     $392.8  $357.2 $  777.6  $  710.1
                                                             ======  ====== ========  ========
Income (loss) before income taxes:
   Employee Benefits--Insurance segment..................    $ 34.8  $ 28.6 $   66.1  $   54.5
   Retirement Plans segment..............................      (0.1)    1.1     (1.1)      1.2
   Individual Insurance segment..........................       3.2     3.9     12.0       9.3
   Other....................................................    2.7     5.9      3.8      15.4
                                                             ------  ------ --------  --------
       Total income before income taxes..................... $ 40.6  $ 39.5 $   80.8  $   80.4
                                                             ======  ====== ========  ========
Reserves, other policyholder funds and separate account:
   Employee Benefits--Insurance segment.....................                $1,971.1  $1,768.4
   Retirement Plans segment.................................                 1,807.8   1,794.7
   Individual Insurance segment.............................                 2,027.6   1,489.2
                                                                            --------  --------
       Total ...............................................                $5,806.5  $5,052.3
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

  Individual Insurance Segment

   The Individual Insurance segment sells disability insurance and annuities to individuals. Two transactions were recently completed for this segment. The transactions involved selling substantially all of the individual life insurance product line, for which Standard Insurance Company ("Standard'') did not possess economies of scale, and investing the proceeds in the acquisition of a substantial block of individual disability business, which management believes has higher growth potential and for which the Company possesses economies of scale, market differentiation and expertise.

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

   Effective January 1, 2001, the Company sold substantially all of its individual life insurance product line to Protective Life Insurance Company, also through a reinsurance transaction. Standard transferred to Protective Life Insurance Company assets totaling approximately $790 million for the liabilities ceded to Protective, and received a $90 million ceding commission. Because Standard would retain the ceded liability if Protective Life Insurance Company were unable to meet its obligations, the ceded liabilities remain on Standard's books and an equal amount is recorded as a due from reinsurer. The agreement with Protective Life Insurance Company requires that Protective Life Insurance Company maintain a trust on behalf of Standard with assets in the trust required to be equal to Standard's reinsurance receivable from Protective Life Insurance Company. Income before taxes for this product line was $1.3 million for the second quarter of 2000, and $3.5 million for the six months ended June 30, 2000. The sale resulted in a minimal gain, which is being deferred and amortized over the life of the underlying contracts.

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

Date: December 12, 2001                      By:      /S/ ERIC E. PARSONS
                                                 ------------------------------
                                                        Eric E. Parsons
                                                     Senior Vice President
                                                  and Chief Financial Officer
                                                 (Principal Financial Officer)

Date: December 12, 2001                      By:      /S/ CINDY J. MCPIKE
                                                 ------------------------------
                                                        Cindy J. McPike
                                                         Vice President
                                                    Controller and Treasurer
                                                 (Principal Accounting Officer)

                                EXHIBITS INDEX

Number Name                                                           Method of Filing
------ ----                                                           ----------------

 10.9  Amendment to Credit Agreement Among StanCorp          Previously filed as Exhibit 10.9 on
         Financial Group, Inc. and U.S. Bank National        Registrant's Form 10-Q, dated
         Association Dated as of June 30, 2000, $100,000,000 August 13, 2001.