Form 10-Q/A
period 2001-09-30
STANCORP FINANCIAL GROUP INC
filed 2001-12-12
CIK 1079577

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                             PART I. FINANCIAL INFORMATION                                 Page
                                                                                                           ----
Explanatory Note: This amendment No. 1 on Form 10-Q/A is being filed to restate StanCorp Financial
Group, Inc.'s September 30, 2001 unaudited consolidated balance sheet to reflect a due from reinsurer asset and an equal amount of liabilities, both of which resulted from the previously disclosed transaction with Protective Life Insurance Company that occurred in the first quarter of 2001. Previously, the assets and liabilities had been presented on a net basis.

ITEM 1.       FINANCIAL STATEMENTS

              Unaudited Consolidated Statements of Income and Comprehensive Income for the three and
                nine months ended September 30, 2001 and 2000.............................................   1

              Unaudited Consolidated Balance Sheets at September 30, 2001 and December 31, 2000...........   2

              Unaudited Consolidated Statements of Changes in Shareholders' Equity for the year ended
                December 31, 2000 and the nine months ended September 30, 2001............................   3

              Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30,
                2001 and 2000.............................................................................   4

              Condensed Notes to Unaudited Consolidated Financial Statements..............................   5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.....................................................................  10

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................  22

                                            PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...........................................................................  23

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................  23

ITEM 3.       DEFAULTS UPON SENIOR DEBT...................................................................  23

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................  23

ITEM 5.       OTHER INFORMATION...........................................................................  23

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................  23

SIGNATURES................................................................................................  24

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


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        STANCORP FINANCIAL GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (In millions--except share data)

                                                                              September 30, December 31,
                                                                                  2001          2000
                                                                              ------------- ------------
                                                                              (As restated
                                                                                 note 9)
                                   ASSETS
Investments:
   Investment securities.....................................................   $2,727.9      $2,539.3
   Mortgage loans, net.......................................................    2,006.8       2,061.1
   Real estate, net..........................................................       56.9          65.9
   Policy loans..............................................................        5.7         106.9
   Collateral loans..........................................................         --          63.5
                                                                                --------      --------
       Total investments.....................................................    4,797.3       4,836.7
Cash and cash equivalents....................................................       27.7         473.7
Premiums and other receivables...............................................      104.8         109.3
Accrued investment income....................................................       61.3          61.5
Due from reinsurer...........................................................      809.1            --
Deferred policy acquisition costs and value of business acquired, net........       92.5         167.0
Property and equipment, net..................................................       75.5          71.7
Other assets.................................................................       54.2          47.0
Separate account assets......................................................      953.7       1,092.7
                                                                                --------      --------
       Total.................................................................   $6,976.1      $6,859.6
                                                                                ========      ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Future policy benefits and claims.........................................   $3,132.4      $2,969.5
   Other policyholder funds..................................................    1,672.1       1,565.6
   Deferred tax liabilities..................................................       53.6          34.0
   Other liabilities.........................................................      177.3         273.4
   Separate account liabilities..............................................      953.7       1,092.7
                                                                                --------      --------
       Total liabilities.....................................................    5,989.1       5,935.2
                                                                                --------      --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 100,000,000 shares authorized; none issued...............         --            --
   Common stock, no par value, 300,000,000 shares authorized; 30,087,245 and
     31,565,486 shares issued at September 30, 2001 and December 31, 2000,
     respectively............................................................      712.7         778.7
   Accumulated other comprehensive income....................................       59.3           1.9
   Retained earnings.........................................................      215.0         143.8
                                                                                --------      --------
       Total shareholders' equity............................................      987.0         924.4
                                                                                --------      --------
       Total.................................................................   $6,976.1      $6,859.6
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
                                                           ======     =====      =====    ====  ======

                                                          Employee
                                                          Benefits- Individual Retirement
                                                          Insurance Insurance    Plans    Other    Total
                                                          --------- ---------- ---------- ------  --------
                                                                            (In millions)
Nine months ended September 30, 2001:
Revenues:
   Premiums.............................................. $  841.6   $   59.5   $   13.9  $   --  $  915.0
   Net investment income.................................    138.3       73.9       38.5     7.8     258.5
   Net realized investment gains (losses)................     (2.5)       0.2        0.6     2.0       0.3
   Other.................................................      3.5        0.1         --     0.1       3.7
                                                          --------   --------   --------  ------  --------
       Total.............................................    980.9      133.7       53.0     9.9   1,177.5
                                                          --------   --------   --------  ------  --------
Benefits and expenses:
   Policyholder benefits.................................    682.7       65.7        5.7      --     754.1
   Interest paid on policyholder funds...................      8.5       24.1       26.1     0.3      59.0
   Operating expenses....................................    109.8       16.4       17.9     4.3     148.4
   Commissions and bonuses...............................     67.9       16.0        4.3      --      88.2
   Premium taxes and other...............................     14.7        1.1         --      --      15.8
   Net increase in deferred policy acquisition costs and
     value of business acquired..........................     (2.8)     (10.8)      (0.4)     --     (14.0)
   Terrorist events of September 11......................      4.3        0.7         --      --       5.0
                                                          --------   --------   --------  ------  --------
       Total.............................................    885.1      113.2       53.6     4.6   1,056.5
                                                          --------   --------   --------  ------  --------
Income (loss) before income taxes........................ $   95.8   $   20.5   $   (0.6) $  5.3  $  121.0
                                                          ========   ========   ========  ======  ========
Total assets............................................. $2,791.0   $2,298.1   $1,712.4  $174.6  $6,976.1
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

9. RESTATEMENT

   This amendment No. 1 on Form 10-Q/A is being filed to restate StanCorp Financial Group, Inc.'s September 30, 2001 unaudited consolidated balance sheet to reflect a due from reinsurer asset and an equal amount of liabilities, both of which resulted from the previously disclosed transaction with Protective Life Insurance Company that occurred in the first quarter of 2001 (See Note 4). Previously, the assets and liabilities had been presented on a net basis.

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

                                      As Previously    As
                                        Reported    Restated
-                                     ------------- --------
                                        September 30, 2001
                                      ----------------------
                                          (In millions)
Assets:
   Due from reinsurer................   $     --    $  809.1

Liabilities:
   Future policy benefits and claims.    2,528.1     3,132.4
   Other policyholder funds..........    1,467.3     1,672.1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Explanatory Note: This amendment No. 1 on Form 10-Q/A is being filed to restate StanCorp Financial Group, Inc.'s September 30, 2001 unaudited consolidated balance sheet to reflect a due from reinsurer asset and an equal amount of liabilities, both of which resulted from the previously disclosed transaction with Protective Life Insurance Company that occurred in the first quarter of 2001. Previously, the assets and liabilities had been presented on a net basis.

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

Selected Segment Information

   The following table sets forth selected segment information at or for the periods indicated:

                                                          Three Months     Nine Months
                                                             Ended            Ended
                                                         September 30,    September 30,
                                                         -------------  ------------------
                                                          2001   2000     2001      2000
                                                         ------ ------  --------  --------
                                                                   (In millions)
Revenues:
   Employee Benefits--Insurance segment................. $334.7 $291.6  $  980.9  $  842.9
   Individual Insurance segment.........................   44.6   52.2     133.7     155.9
   Retirement Plans segment.............................   17.6   19.1      53.0      57.1
   Other................................................    3.0    2.7       9.9      19.7
                                                         ------ ------  --------  --------
       Total revenues................................... $399.9 $365.6  $1,177.5  $1,075.6
                                                         ====== ======  ========  ========
Income (loss) before income taxes:
   Employee Benefits--Insurance segment................. $ 29.7 $ 30.1  $   95.8  $   84.6
   Individual Insurance segment.........................    8.5    4.1      20.5      13.4
   Retirement Plans segment.............................    0.5   (0.5)     (0.6)      0.7
   Other................................................    1.5    1.7       5.3      17.0
                                                         ------ ------  --------  --------
       Total income before income taxes................. $ 40.2 $ 35.4  $  121.0  $  115.7
                                                         ====== ======  ========  ========
Reserves, other policyholder funds and separate account:
   Employee Benefits--Insurance segment.................                $2,018.6  $1,818.7
   Individual Insurance segment.........................                 2,058.7   1,482.6
   Retirement Plans segment.............................                 1,680.9   1,837.8
                                                                        --------  --------
       Total............................................                $5,758.2  $5,139.7
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

  Individual Insurance Segment

   Two transactions were completed within the last year for this segment. The transactions involved selling substantially all of the individual life insurance product line, for which Standard Insurance Company ("Standard") did not possess economies of scale, and investing the proceeds in the acquisition of a substantial block of individual disability business, which management believes has higher growth potential and for which the Company possesses economies of scale, market differentiation and expertise.

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

Date: December 12, 2001                    By:      /S/ CINDY J. MCPIKE
                                               ------------------------------
                                                      Cindy J. McPike
                                                       Vice President
                                                  Controller and Treasurer
                                               (Principal Accounting Officer)

                                EXHIBITS INDEX

Number Name                                                         Method of Filing
------ ----                                                         ----------------
 10.9  Third Amendment to Credit Agreement Among            Previously filed as Exhibit 10.9
       StanCorp Financial Group, Inc. and U.S. Bank         on Registrant's Form 10-Q, dated
       National Association Dated as of September 25, 2001, November 13, 2001.
       $100,000,000