Form 10-K
period 2001-12-31
STANCORP FINANCIAL GROUP INC
filed 2002-03-14
CIK 1079577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-14925

STANCORP FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-1253576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 SW Sixth Avenue, Portland, Oregon, 97204
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (503) 321-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange
Series A Preferred Share Purchase
Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the 10-K or any amendment to the Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 2002, was approximately $1,648,000,000.

As of March 4, 2002, there were 29,709,270 shares of the Registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated March 29, 2002 in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.     BUSINESS

General

StanCorp Financial Group, Inc. (“StanCorp”) was incorporated under the laws of Oregon in 1998. StanCorp was specifically organized as a parent holding company for its subsidiaries. Significant subsidiaries of StanCorp include Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc. StanCorp is based in Portland, Oregon, and through its subsidiaries (collectively, the “Company”) has operations throughout the United States.

StanCorp’s largest subsidiary, Standard, underwrites group and individual disability insurance and annuity products, and life and dental insurance for groups. Standard, founded in 1906, is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. Standard is an admitted reinsurer in the state of New York. The Standard Life Insurance Company of New York was organized and licensed in 2000, and provides long term and short term disability insurance for groups in New York, and is currently awaiting regulatory approval on a group life product in New York. The Standard is a service mark of the Company and is used as a brand mark and marketing name by Standard and The Standard Life Insurance Company of New York. The Company, through its insurance subsidiaries, now has the authority to underwrite one or more insurance products in all 50 states.

StanCorp’s other subsidiaries provide complementary financial and management services. StanCorp Mortgage Investors has developed recognized expertise in originating, underwriting and servicing small commercial mortgage loans for investment portfolios of the insurance subsidiaries as well as generating fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. StanCorp Mortgage Investors began operations in 1996, and as of December 31, 2001 was servicing $2.01 billion in loans for Standard and $532.7 million in loans for other institutional investors. StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to clients of the Company’s Retirement Plans segment.

On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services (the “Oregon Department”) approving the Plan of Reorganization dated September 28, 1998, as amended on December 14, 1998 (the “Plan”), Standard converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp, an Oregon corporation. Also, on April 21, 1999, StanCorp completed an initial public offering (the “IPO”) of 15.2 million shares of its common stock. The shares of common stock issued in the IPO were in addition to 18.7 million shares of StanCorp common stock distributed to Standard policyholders, pursuant to the Plan, in exchange for their membership interests in Standard.

Forward-looking Statements

The management of the Company has made in this Form 10-K, and from time to time may make in its public filings, news releases and oral presentations and discussions, certain statements related to projected growth and future events. Such statements may relate to regulatory actions, the intent, belief, or current expectations of the Company’s management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results in future periods may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: (i) claims experience and deterioration in morbidity, mortality, and persistency, (ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment at the state or Federal level, (iv) competition from other insurers and financial services companies, (v) achievement of financial objectives including premium growth, growth in assets under management, or other growth objectives, (vi) asset credit quality and delinquencies on bonds and commercial mortgage loans, (vii) successful entry into the New York insurance market, (viii) achievement of expense management objectives, (ix) changes in claims paying ability ratings, (x) adverse findings in litigation or other legal proceedings, (xi) availability and adequacy of reinsurance and catastrophe reinsurance coverage, (xii) potential charges resulting from membership in a catastrophe reinsurance pool, (xiii) events of terrorism, (xiv) adequacy of the diversification of geographic or industry risk, (xv) ability to achieve financing objectives, and (xvi) on-going risks associated with dependence on information technology systems.

Business Developments

Effective October 1, 2000, Standard acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company (“Minnesota Life”). Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding liabilities. In accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life. The market value of assets required to be maintained in the trust at December 31, 2001 was $547.3 million. Accompanying this transaction was an agreement that provides access to Minnesota Life agents who now market Standard’s individual disability insurance products.

Effective January 1, 2001, Standard sold its individual life insurance business to Protective Life Insurance Company (“Protective Life”) through a reinsurance transaction. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding liabilities. If Protective Life becomes unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the reinsured liabilities remain on Standard’s books and an equal amount is recorded as a recoverable from reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life. The sale included the closed block business, which was established for certain classes of policies in conjunction with the Plan.

Segments

For additional information see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

The Company has three segments: Employee Benefits—Insurance, Individual Insurance and Retirement Plans. The following table sets forth revenue distribution for the Company’s segments for the years ended December 31:

	2001		2000		1999
Revenues:
Employee Benefits—Insurance segment	$1,319.3	83.2%	$1,142.2	78.1%	$1,007.0	77.5%
Individual Insurance segment	181.5	11.5	228.6	15.6	209.0	16.1
Retirement Plans segment	73.2	4.6	74.0	5.1	66.5	5.1
Other	11.4	0.7	17.9	1.2	16.8	1.3

Total	$1,585.4	100.0%	$1,462.7	100.0%	$1,299.3	100.0%

Employee Benefits—Insurance Segment

The Employee Benefits—Insurance segment’s products are designed for groups ranging in size from two lives to over 150,000 lives. The Company is a leading provider of group life and long and short term disability insurance products, serving more than 33,000 employer groups representing more than 5.6 million employees. The Employee Benefits—Insurance segment also markets group dental insurance and accidental death and dismemberment (“AD&D”) insurance. Products are marketed by 151 sales representatives and managers. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 40 offices in principal cities of the United States. The field offices also provide underwriting, sales support and service through a field administrative staff of 230 employees.

The following table sets forth premium distribution for the Employee Benefits—Insurance segment for the years ended December 31:

	2001		2000		1999
Premiums:
Group life and AD&D insurance	$428.4	37.9%	$362.5	37.2%	$314.2	36.7%
Group long term disability insurance	514.0	45.5	456.2	46.9	398.8	46.6
Group short term disability insurance	123.7	11.0	100.5	10.3	81.5	9.5
Dental and other	79.4	7.0	77.2	7.9	78.1	9.1
Experience rated refunds	(16.0)	(1.4)	(22.9)	(2.3)	(17.0)	(1.9)

Total	$1,129.5	100.0%	$973.5	100.0%	$855.6	100.0%

Group Life and Accidental Death and Dismemberment Insurance.    Group life insurance products provide coverage on the insured for a specified period and have no cash value (amount of cash available to a policyholder on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to employees and their dependents. AD&D insurance is usually provided in conjunction with group life and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy.

Group Long Term Disability Insurance.    Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time. The Company’s basic long term disability product covers disabilities that occur both at work and elsewhere. In order to receive disability benefits, an employee must be continuously disabled for a specified waiting period, generally ranging from 30 to 180 days, as provided by the policy. Monthly benefit payments ranging from 50% to 70% of salary are provided as long as the employee remains continuously disabled. The benefits usually are offset by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. The benefits also may be subject to certain maximum amounts and benefit periods. According to the 2000 U.S. Group Disability Market Survey, Standard had a 7.2% market share in group long term disability insurance based on 2000 total premiums in force.

Group Short Term Disability Insurance.    Group short term disability insurance provides partial replacement of earnings to insured employees who are temporarily disabled. Short term disability insurance generally requires a short waiting period, ranging from one to thirty days, before an employee may receive benefits. Maximum benefit periods generally do not exceed 26 weeks. Short term disability benefits also may be offset by other income, such as sick leave, that a disabled employee may receive. The Company’s basic short term disability product covers non-occupational disabilities only.

The Employee Benefits—Insurance segment, which contributes approximately 92% of the Company’s premiums, attempts to achieve a broad spread of risk by industry, customer size, salary range and geography. To reduce potential claim fluctuations that may be associated with specific businesses or professional groups, the Company markets its group products to many different industries. Premium distribution among industries was as follows for 2001: public 24%, service 16%, professional 13%, manufacturing 13%, finance 8%, schools 7%, and other 19%.

Premium distribution by customer size and salary range for 2001 were as follows:

Customer Size (employees)		Salary Range
1-99	21%	Less than $30 thousand	22%
100-999	24	$30-60 thousand	30
1,000-7,499	28	$60-120 thousand	23
7,500+	27	Over $120 thousand	25

Geographic distribution of new sales in the Employee Benefits – Insurance segment from the Western, Central and Eastern regions of the United States were 29.4%, 29.1% and 41.5%, respectively, during 2001.

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed rate annuities to individuals. The individual disability insurance products offered include disability income, business expense coverage and business equity protection. The disability income insurance policy pays benefits to help cover loss of income when the insured is disabled. Business expense insurance reimburses a business for covered operating expenses when the insured is disabled. Business equity protection provides funds for the purchase of the insured’s ownership interest in a business in the event of a total disability.

Two individual insurance transactions were completed in late 2000 and early 2001. The transactions involved selling the individual life insurance product line, for which Standard did not possess economies of scale, and investing the proceeds in the acquisition of a substantial block of individual disability insurance business, which management believes has higher growth potential and for which the Company possesses economies of scale, market differentiation and expertise. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Individual Insurance Segment.”)

Individual disability insurance products are distributed nationally through licensed general agents and brokers. Almost half of individual disability insurance product sales in 2001 were through Minnesota Life general agencies. Fixed rate annuities are distributed through managing general agents and financial institutions.

Retirement Plans Segment

Standard has been a retirement plan product provider for over 60 years and offers full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to private and public employers. Standard markets retirement plan products and services to small and medium sized employers, primarily with 50 or more employees, through brokers, employee benefit consultants, and other distributors served by Standard’s regional retirement plans sales offices. Most sales of Standard’s retirement plan products include both financial services and record-keeping arrangements, although either financial services or record-keeping may be provided on a stand-alone basis.

The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets under management and investment return on general account assets under management. In addition, premiums and policyholder benefits reflect the conversion of 401(k) plan assets into life contingent annuities.

Investments

Investment management is an integral part of the Company’s business. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”) Investments are maintained to ensure that asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that the Company can meet its obligations to policyholders under a wide variety of economic conditions. A substantial portion of the Company’s insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, annuity products on which interest rates can be adjusted periodically, and products associated with the separate account. Policyholders or claimants may not withdraw from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. The holding of these stable long-term reserves makes it possible to allocate a large majority of assets to long-term fixed income investments, including commercial mortgage loans. The ability to allocate a significant portion of investments to commercial mortgage loans, combined with StanCorp Mortgage Investors’ unique expertise with respect to its market niche for commercial mortgage loans, provides the ability to obtain higher yields on the overall investment portfolio.

The insurance laws of the state of domicile and other states in which the insurance subsidiaries do business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit investments to bonds and other fixed maturity securities, mortgage loans, common and preferred stock, real estate, and obligations collateralized by cash values of life insurance policies. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the insurance subsidiaries’ boards of directors. The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for more significant transactions. Transactions are reported quarterly to the Finance and Operations Committee of the board of directors for Standard and to the Audit Committee of the board of directors for The Standard Life Insurance Company of New York.

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and commercial mortgage loans. The fixed maturity securities and commercial mortgage loan portfolios are diversified across industries and maturities. At December 31, 2001, the fixed maturity securities portfolio had an average credit quality of A+, and 97% were investment grade. At December 31, 2001, the delinquencies on commercial mortgage loans were less than 0.03%, well below the industry average.

Reinsurance

Methods used by the Company to manage risk include, but are not limited to, sound product design and underwriting, effective claims management, distribution expertise, disciplined pricing, broad distribution of risk by geography, industry, occupation, customer size and salary range, maintenance of a strong balance sheet and reinsurance and catastrophe reinsurance arrangements. Insurance over maximum retention limits is routinely ceded to other companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. The maximum retention limit per individual for group life and AD&D policies is $500,000. For group disability policies, the maximum retention limit is $10,000 gross monthly benefit aggregated per individual. For individual disability policies, the maximum retention is generally $3,500 gross monthly benefit aggregated per individual. As of December 31, 2001, certain policies acquired from Minnesota Life had substantially higher retentions (see “—Business Developments”). Management plans to establish maximum retention limits for these policies comparable to policies outside of the block and anticipates having those agreements in place mid-year 2002. In the Minnesota Life block of business, there are 3,100 policies on 4,400 insured lives, with net monthly benefits that exceed $5,000. If the reinsurer is unable to meet its obligations, the originating issuer of the insurance contract retains the reinsured liability. Except for the Minnesota Life and Protective Life transactions, each reinsurance agreement is generally a yearly renewable term reinsurance agreement.

In addition to product-specific reinsurance arrangements, reinsurance coverage has been maintained in the past for certain catastrophe losses. Subsequent to the terrorist events of September 11, 2001 the Company entered into a catastrophe reinsurance pool. The pool covers group life and accidental death and dismemberment for about 40 participating members of the pool. The reinsurance pool brings exposure to potential losses experienced by other participating members of the pool but substantially increases the Company’s catastrophe reinsurance coverage to approximately $200 million per event. An occurrence of a significant catastrophic event, or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance, could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Standard is involved in a reinsurance and third-party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) to market Northwestern Mutual’s group long term and short term disability products using Northwestern Mutual’s agency distribution system. Generally, Standard provides reinsurance to Northwestern Mutual for 60% of the risk, and receives 60% of the premiums, for the policies issued. In addition to assuming reinsurance risk, Standard provides product design, pricing, state regulatory filings, underwriting, legal support, claims management and other administrative services under the arrangement. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.9%, 4.0% and 3.9% of the Company’s total premiums in 2001, 2000, and 1999, respectively.

Reserves

Actuarially determined reserves are established and carried at amounts that are calculated to meet estimated obligations for future policy benefits and claims. The reserves are computed at amounts that, with additions from premiums to be received and interest on such reserves at certain assumed rates, are expected to be sufficient to meet policy obligations at their maturities or in the event of an insured’s death or disability. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement. Reserves are based on actuarially recognized methods for developing assumptions for estimating future policy benefits and claims experience, including an evaluation of interest rates, mortality, morbidity, persistency and expenses. Persistency is the retention of business that occurs when a policy remains in force and is calculated as a percentage of premiums for a specified period. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts which will ultimately be paid to settle the liability cannot be determined precisely and may vary from the estimated amounts. Reserves for future policy benefits and claims are periodically evaluated. Based on changes in the assumptions used to establish the reserves, as well as Standard’s actual policy benefits and claims experience, adjustments are made when appropriate. The establishment of reserves and subsequent increases or decreases are charged as expense in the period the reserves are established, increased, or decreased.

Competition

The Company sells its products in highly competitive markets for group and individual insurance, small and medium sized employer retirement plans and small commercial mortgage loans. According to the latest publicly available data, Standard’s market positions in the United States were: 5th largest provider of group long term disability coverage, 6th largest provider of group short term disability coverage, 7th largest provider of group life coverage, and 10th largest provider of individual disability insurance coverage.

Competition comes primarily from other insurers and financial services companies such as banks, broker-dealers and mutual funds. Some competitors have greater financial resources, offer a broader array of products and, with respect to other insurers may have higher financial strength ratings. Standard’s financial strength ratings as of January 2002 were: A (Excellent) by A.M. Best—3rd of 13 ratings; AA- (Very High Claims Paying Ability) by Fitch—4th of 16 ratings; A+ (Strong) by Standard & Poor’s—5th of 16 ratings; A1 (Good) by Moody’s—5th of 16 ratings. Standard’s financial strength rating from Moody’s was upgraded from A2 to A1 in January 2002.

Regulation and Litigation

The Company’s business is subject to comprehensive state regulation and supervision throughout the United States primarily to protect policyholders, not shareholders. The United States Federal government does not directly regulate the insurance industry. Federal legislation and administrative policies in certain areas can, however, significantly and adversely affect the insurance industry. These areas include pension and employee welfare benefit plan regulation, financial services regulation and Federal taxation.

The laws of the various states establish insurance departments with broad powers such as: licensing companies to transact business; licensing agents; mandating certain insurance benefits; regulating premium rates; approving policy forms; regulating fair trade and claims practices; establishing statutory reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum surrender values; restricting certain transactions between affiliates; and regulating the types, amounts and valuation of investments. State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) continually reexamine existing laws and regulations and may impose changes in the future that could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

StanCorp and its subsidiaries are involved in various legal actions and other state and Federal proceedings. (See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”)

Risk-Based Capital

The NAIC has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. The tool, known as Risk-Based Capital (“RBC”), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer.

During 2001, as a result of recommendations from a task force of the American Academy of Actuaries, the NAIC approved revisions to certain disability insurance RBC factors. The NAIC also revised the RBC calculations to allow a tax adjustment for most asset amounts and certain other items. The changes increased the Company’s ratio of statutory capital and surplus compared to the RBC minimum. At December 31, 2001 and 2000, the insurance subsidiaries’ RBC levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 1999 through December 31, 2001 aggregated $0.9 million. At December 31, 2001, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent or failed insurers.

Employees

At December 31, 2001, StanCorp and its subsidiaries had 2,255 full- and part-time employees.

ITEM 1A.     EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of StanCorp are as follows:

Name	Age (as of March 4, 2002)	Position
Patricia J. Brown*	43	Vice President, Information Technology of Standard

Kim W. Ledbetter*	49	Senior Vice President, Individual Insurance and Retirement Plans of Standard

Douglas T. Maines*	49	Senior Vice President, Employee Benefits—Insurance of Standard

Cindy J. McPike	39	Vice President, Controller & Treasurer of StanCorp and Standard

J. Gregory Ness*	44	Senior Vice President, Investments of Standard

Eric E. Parsons	53	Senior Vice President and Chief Financial Officer of StanCorp and Standard

Ronald E. Timpe	62	Chairman, President, Chief Executive Officer and Director of StanCorp and Standard

Michael T. Winslow	47	Vice President, General Counsel and Corporate Secretary of StanCorp and Standard

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

Set forth below is biographical information for the executive officers of StanCorp:

Patricia J. Brown, CPA, FLMI, has been vice president, information technology of Standard since 1999. Ms. Brown formerly served in officer positions at StanCorp and Standard, including assistant vice president, controller and treasurer from 1996 to 1999. She has served in various management positions at Standard since 1992.

Kim W. Ledbetter, FSA, CLU, has been senior vice president, individual insurance and retirement plans of Standard since 1997. From 1994 to 1997, Mr. Ledbetter was vice president, retirement plans of Standard.

Douglas T. Maines has been senior vice president, employee benefits—insurance of Standard since 1998. From 1996 to 1998, Mr. Maines was vice president and general manager, claims for Liberty Mutual Insurance Company. From 1993 to 1996, Mr. Maines was vice president, business development for the same company.

Cindy J. McPike, CPA, has been vice president, controller and treasurer of StanCorp and Standard since July of 2001. Ms. McPike was the assistant vice president, controller and treasurer of StanCorp and Standard since February of 2000. Ms. McPike was the assistant vice president, controller of StanCorp and the assistant vice president, controller and treasurer of Standard since 1999. Ms. McPike was the manager, corporate accounting of Standard from 1998 to 1999. Prior to joining Standard, Ms. McPike served in various management positions at NW Natural, most recently as director of Internal Audit.

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

Eric E. Parsons, FLMI, has been senior vice president and chief financial officer of StanCorp since its incorporation. Mr. Parsons has been senior vice president and chief financial officer of Standard since 1998. From 1997 to 1998, Mr. Parsons was senior vice president and chief financial and investment officer of Standard. From 1993 to 1997, Mr. Parsons was vice president, investments of Standard.

Ronald E. Timpe, FSA, CLU, has been chairman, president and chief executive officer of StanCorp since its incorporation. He was appointed president and chief executive officer of Standard in 1994 and became chairman of Standard in 1998. Prior to 1994 he served as president and chief operating officer, and senior vice president of Standard. He formerly held management positions in each of Standard’s operating divisions.

Michael T. Winslow, JD, has been vice president, general counsel and corporate secretary of StanCorp and Standard since July 2001. Prior to joining StanCorp, Mr. Winslow served as assistant general counsel and chief compliance officer for PacifiCorp since 1995. He formerly served in various management positions at PacifiCorp Financial Services.

ITEM 2.     PROPERTIES

Principal properties owned by Standard and used by the Company consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 459,000 square feet; and the Standard Plaza, with approximately 216,000 square feet. In addition, Standard leases 146,000 square feet of office space in a third office building, also located in downtown Portland, Oregon, and 49,000 square feet of offsite storage. The Company also leases offices under commitments of varying terms to support its sales and regional processing offices throughout the United States.

Management believes that the capacity and types of facilities are suitable and adequate for the present and foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements,” for the information incorporated herein by reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of StanCorp’s shareholders during the fourth quarter of 2001.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

StanCorp’s common stock is listed on the New York Stock Exchange under the symbol “SFG.” As of March 4, 2002 there were 59,880 shareholders of record of common stock.

The high and low sales prices as reported by the New York Stock Exchange and cash dividends paid per share of common stock were as follows by calendar quarter:

	2001
	4Q	3Q	2Q	1Q
High	$48.00	$48.40	$48.50	$48.25
Low	41.98	40.20	39.20	35.60
Dividends paid	0.08	0.08	0.07	0.07

	2000
	4Q	3Q	2Q	1Q
High	$51.00	$45.94	$35.06	$27.50
Low	35.50	31.38	26.31	23.00
Dividends paid	0.07	0.07	0.07	0.06

Beginning in 2002, StanCorp’s board of directors approved paying annual, rather than quarterly, dividends to shareholders. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Standard and the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by StanCorp’s board of directors. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Cash Flows.”)

From time to time, StanCorp’s board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. During 2001, the Company repurchased over 1.9 million shares of its common stock at a total cost of $84.7 million, for a weighted-average price per share of $43.65. At December 31, 2001, 1.3 million shares are authorized for repurchase through September 30, 2002.

ITEM 6.     SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	2001	2000	1999	1998	1997
	(Dollars in millions, except share data)
Income Statement Data:
Revenues:
Premiums	$1,231.7	$1,102.0	$959.2	$892.8	$827.5
Net investment income	348.6	358.4	336.7	322.9	302.6
Net realized investment gains (losses)	—	(1.8)	0.4	11.6	11.8
Other	5.1	4.1	3.0	3.4	2.6

Total revenues	1,585.4	1,462.7	1,299.3	1,230.7	1,144.5

Benefits and expenses:
Policyholder benefits (1)	1,095.7	1,019.9	910.1	879.0	836.7
Operating expenses (2)	325.2	301.7	263.7	240.8	210.9
Reorganization expenses (3)	—	—	4.5	6.1	—

Total benefits and expenses	1,420.9	1,321.6	1,178.3	1,125.9	1,047.6

Income before income taxes	164.5	141.1	121.0	104.8	96.9
Income taxes	58.5	46.4	41.1	35.3	33.0

Net income	$106.0	$94.7	$79.9	$69.5	$63.9

Per Common Share:
Basic net income	$3.47	$2.97	$1.73
Basic net income, pro forma (4)			2.37
Diluted net income	3.44	2.95	1.72
Diluted net income, pro forma (4)			2.37
Book value at year-end (excluding accumulated other comprehensive income)	31.57	29.23	26.77
Market value at year-end	47.25	47.75	25.19
Dividends declared and paid	0.30	0.27	0.12
Basic weighted-average shares outstanding	30,553,049	31,878,834	33,630,692
Diluted weighted-average shares outstanding	30,835,722	32,125,596	33,674,367
Ending shares outstanding	29,782,966	31,565,486	32,774,098
Balance Sheet Data:
General account assets	$6,257.8	$5,766.9	$4,864.8	$4,610.4	$4,243.0
Separate account assets	1,019.2	1,092.7	992.3	668.5	483.3

Total assets	7,277.0	6,859.6	5,857.1	5,278.9	4,726.3
Total liabilities	6,303.3	5,935.2	5,017.2	4,439.6	3,994.3
Total equity	973.7	924.4	839.9	839.3	732.0
Statutory Data:
Pre-tax income	$119.4	$148.6	$134.1	$100.9	$61.5
Net income	128.4	43.3	116.8	95.7	40.9
Shareholder surplus and asset valuation reserve	686.3	557.5	547.8	432.8	341.1
Net investment yield	6.82%	7.38%	7.71%	8.11%	8.27%

(1)	Includes policyholder benefits and interest paid on policyholder funds.
(2)	Includes operating expenses, commissions and bonuses, premium taxes and other, and the net increase in deferred policy acquisition costs.
(3)	Represents costs related to the Plan of Reorganization (see Item 1, “Business—General”).
(4)	Pro forma weighted-average shares outstanding for 1999, basic and diluted, are as if the initial public offering had occurred on January 1, 1999.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated financial condition and results of operations of StanCorp Financial Group, Inc. (“StanCorp”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the consolidated financial statements and related notes thereto.

Forward-looking Statements

The management of the Company has made in this Form 10-K, and from time to time may make in its public filings, news releases and oral presentations and discussions, certain statements related to projected growth and future events. Such statements may relate to regulatory actions, the intent, belief, or current expectations of the Company’s management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results in future periods may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: (i) claims experience and deterioration in morbidity, mortality, and persistency, (ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment at the state or Federal level, (iv) competition from other insurers and financial services companies, (v) achievement of financial objectives including premium growth, growth in assets under management, or other growth objectives, (vi) asset credit quality and delinquencies on bonds and commercial mortgage loans, (vii) successful entry into the New York insurance market, (viii) achievement of expense management objectives, (ix) changes in claims paying ability ratings, (x) adverse findings in litigation or other legal proceedings, (xi) availability and adequacy of reinsurance and catastrophe reinsurance coverage, (xii) potential charges resulting from membership in a catastrophe reinsurance pool, (xiii) events of terrorism, (xiv) adequacy of the diversification of geographic or industry risk, (xv) ability to achieve financing objectives, and (xvi) on-going risks associated with dependence on information technology systems.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the estimates most susceptible to material changes (the “critical accounting policies”) are those used in determining the recognition of premiums, liabilities for future policy benefits and claims, deferred policy acquisition costs, and the provision for income taxes. Estimates related to critical accounting policies involve significant judgment. Changes in such estimates may affect amounts reported in future periods. Actual results could differ from those estimates and may have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Premiums from group life, group and individual disability insurance, and traditional life insurance contracts are recognized as revenue when due. Benefits and expenses are matched with recognized premiums to result in recognition of profits over the life of the contracts. This match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by amortizing deferred policy acquisition costs. Universal life-type and investment-type contract premiums and other policy fee revenues consist of charges for policy administration and surrender charges assessed during the period. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets. Experience rated refunds are computed in accordance with the terms of the contracts with certain group policyholders and are accounted for as a reduction of premiums.

Actuarially determined reserves are established and carried at amounts that are calculated to meet obligations for future policy benefits and claims. The reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves at certain assumed rates, are expected to be sufficient to meet policy obligations at their maturities or in the event of an insured’s death or disability. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement. Reserves are based on actuarially recognized methods for developing assumptions for estimating future policy benefits and claims experience, including an evaluation of interest rates, mortality, morbidity, persistency and expenses. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts which will ultimately be paid to settle the liability cannot be determined precisely and may vary from the estimated amounts. Reserves for future policy benefits and claims are periodically evaluated. Based on changes in the assumptions used to establish the reserves, as well as actual policy benefits and claims experience, adjustments are made when appropriate. The establishment of reserves and subsequent increases or decreases are charged as expense in the period the reserves are established, increased, or decreased.

Acquisition costs related to the production of new business have been deferred to accomplish matching against related future premiums and gross profits. Such costs may include commissions and incentive payments, certain costs of policy issuance and underwriting and certain variable field office expenses. Deferred costs associated with group life and disability insurance products are amortized in proportion to future premiums over periods that generally range from five to ten years. Individual disability insurance product costs are amortized in proportion to future premiums over the life of the contract generally ranging from 15 to 35 years. For individual deferred annuities, group annuities and investment-type contracts, the costs are amortized in proportion to expected gross profits over periods that generally range from 10 to 30 years. The discount rate applied to expected gross profits is revised for actual changes in credited interest rates. Deferred policy acquisition costs are charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover amounts deferred.

The provision for income taxes includes amounts currently payable, and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates and laws. If it is determined to be more likely than not that a deferred tax asset will not be realized, a valuation allowance will be established. Amounts provided for uncertainties and adjustments primarily reflect uncertainties related to the use of estimates and the subsequent resolution of those uncertainties. Resolution occurs when amounts provided on an estimated basis are known or when the tax year closes.

Acquisition and Disposition of Product Lines

Effective October 1, 2000, Standard Insurance Company (“Standard”) acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company (“Minnesota Life”). Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding liabilities. In accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life. The market value of assets required to be maintained in the trust at December 31, 2001 was $547.3 million. Accompanying this transaction was an agreement that provides access to Minnesota Life agents who now market Standard’s individual disability insurance products.

Effective January 1, 2001, Standard sold its individual life insurance business to Protective Life Insurance Company (“Protective Life”) through a reinsurance transaction. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding liabilities. If Protective Life becomes unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the reinsured liabilities remain on Standard’s books and an equal amount is recorded as a recoverable from reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life.

Financial Objectives

The Company’s stated financial objectives are to grow premiums at 10% to 12% per year, grow operating income (net income excluding after tax realized capital gains or losses and special items, which in 2000 consisted of severance costs associated with disposition of the individual insurance product line) per diluted common share 12% to 15% per year, and increase annual operating return on average equity to 13% to 14% by the end of 2003.

•	Premiums increased 11.8% in 2001 compared to 2000.

•	Operating income was $3.44 per diluted common share for 2001, a 13.9% increase over 2000.

•	Operating return on average equity in 2001 was 11.4% compared to 10.8% in 2000, reflecting progress toward the related financial objective.

The Company reaffirms its financial objectives for 2002 and has established a new financial objective to increase annual operating return on average equity to 14% to 15% by the end of 2005.

Consolidated Results of Operations

The following table sets forth consolidated results of operations for the years ended December 31:

	2001	2000	1999
	(In millions)
Revenues:
Premiums	$1,231.7	$1,102.0	$959.2
Net investment income	348.6	358.4	336.7
Net realized investment gains (losses)	—	(1.8)	0.4
Other	5.1	4.1	3.0

Total revenues	1,585.4	1,462.7	1,299.3

Benefits and expenses:
Policyholder benefits	1,095.7	1,019.9	910.1
Operating expenses	201.0	187.2	165.8
Commissions and bonuses	118.3	102.7	83.3
Premium taxes and other	22.2	18.9	14.8
Net increase in deferred policy acquisition costs and value of business acquired	(16.3)	(7.1)	(0.2)
Reorganization expenses	—	—	4.5

Total benefits and expenses	1,420.9	1,321.6	1,178.3

Income before income taxes	164.5	141.1	121.0
Income taxes	58.5	46.4	41.1

Net income	$106.0	$94.7	$79.9

Net Income

Net income for 2001 was $106.0 million, an 11.9% increase over 2000. The increase in 2001 resulted primarily from premium growth combined with stable claims experience in the Employee Benefits—Insurance segment and increased net income from the Individual Insurance segment as a result of the combined effect of two reinsurance transactions (see “—Acquisition and Disposition of Product Lines”). Net income for 2001 included $5.0 million in pre-tax charges related to the terrorist events of September 11.

Net income for 2000 was $94.7 million, an 18.5% increase over $79.9 million in 1999. The increase resulted primarily from premium growth combined with improved claims experience in the Employment Benefit – Insurance segment.

Premiums

Premiums increased $129.7 million, or 11.8%, in 2001 primarily from premium growth in the Employee Benefits—Insurance segment, offset in part by a decrease in premiums in the Individual Insurance segment as a result of the combined effect of two reinsurance transactions. Premiums increased $142.8 million, or 14.9%, in 2000 compared to 1999 primarily from premium growth in the Employee Benefits—Insurance segment. Management believes the rate of premium growth in 2002 may be at a lower level than achieved in 2001 primarily due to economic uncertainties, including higher levels of national unemployment and caution on the part of employers when introducing new employee benefits, but still within the Company’s stated financial objectives. (See “—Selected Segment Information.”)

Net Investment Income

Net investment income, which is affected primarily by changes in the overall interest rate environment and levels of invested assets, decreased $9.8 million, or 2.7%, in 2001 compared to 2000. The decrease primarily related to the net reduction of invested assets of $290 million as a result of the combined effect of two reinsurance transactions in the Individual Insurance segment. The decrease was offset in part by asset growth in the Company’s other segments. In addition, the portfolio yield decreased due to overall declines in the interest rate environment. The portfolio yield for the fixed maturity securities decreased to 6.79% at December 31, 2001, from 7.01% at December 31, 2000. The portfolio yield for commercial mortgage loans decreased to 8.22% at December 31, 2001, from 8.34% at December 31, 2000. Portfolio yields may increase or decrease in the future depending on changes in the overall interest rate environment and other factors.

Net investment income increased $21.7 million, or 6.4%, in 2000 compared to 1999. The increase was primarily the result of an increase in average invested assets of 7.4% in 2000 compared to 1999. The portfolio yield for fixed maturity securities increased to 7.01% at December 31, 2000 from 6.94% at December 31, 1999. The portfolio yield for commercial mortgage loans decreased to 8.34% at December 31, 2000 from 8.37% at December 31, 1999.

Net Realized Investment Gains (Losses)

Net realized investment gains or losses occur primarily as a result of disposition of the Company’s invested assets in the regular course of investment management. Net realized investment gains or losses for 2001, 2000, and 1999 included offsetting gains and losses from the sale of fixed maturity securities, commercial mortgage loans and real estate. Fixed maturity securities contributed net realized investment losses of $4.0 million, $6.3 million and $2.9 million in 2001, 2000 and 1999, respectively. Mortgage loan sales contributed net realized investment gains of $2.4 million, $1.2 million and $0.1 million in 2001, 2000 and 1999, respectively. Real estate contributed net realized investment gains of $1.6 million, $3.3 million and $3.2 million in 2001, 2000 and 1999, respectively. (See “—Liquidity and Capital Resources —Investing Cash Flows.”)

Policyholder Benefits, Including Interest on Policyholder Funds

Policyholder benefits include changes in the liability for future policy benefits and claims (see “—Critical Accounting Policies and Estimates”). Policyholder benefits are affected by claims experience, which can fluctuate significantly from period to period. Policyholder benefits, including $5.0 million in pre-tax charges incurred as a result of the terrorist events of September 11, 2001 increased $75.8 million, or 7.4%, in 2001 compared to 2000. The increase resulted primarily from business growth, as evidenced by premium growth, in the Employee Benefits—Insurance segment, which was offset in part by a net decrease in policyholder benefits in the Individual Insurance segment as a result of the combined effect of two reinsurance transactions. (See “—Selected Segment Information.”)

Policyholder benefits increased $109.8 million, or 12.1%, in 2000 compared to 1999. The increase resulted primarily from business growth, as evidenced by premium growth, in the Employee Benefits—Insurance segment.

Methods used by the Company to manage risk include, but are not limited to, sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad distribution of risk by geography, industry, occupation, customer size and salary range, and maintenance of a strong balance sheet. As a part of risk management, the Company has maintained reinsurance and catastrophe reinsurance in the past for protection from fluctuations. Subsequent to the events of September 11, 2001 the Company entered into a catastrophe reinsurance pool. The pool covers group life and accidental death and dismemberment for about 40 participating members of the pool. The reinsurance pool brings exposure to potential losses experienced by other participating members of the pool but substantially increases the Company’s catastrophe reinsurance coverage to approximately $200 million per event. If the Company had been in the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million compared to pre-tax charges of $5.0 million actually incurred. An occurrence of a significant catastrophic event, or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Operating Expenses

Operating expenses increased $13.8 million, or 7.4%, in 2001 compared to 2000, and $21.4 million, or 12.9%, in 2000 compared to 1999. The increases for both comparative periods were primarily from operating expense growth in the Employee Benefits—Insurance segment to support business growth as evidenced by premium growth. Operating expenses have generally been managed to a rate of growth less than the rate of premium growth. However, the margin between the rate of operating expense growth and the rate of premium growth has fluctuated from year to year. In 2001 operating expense growth was unusually low compared to premium growth. Management believes that this unusually favorable margin between operating expense growth and premium growth may not be maintained in 2002 due to the possibility that the rate of premium growth in 2002 may be at a lower level than achieved in 2001. A reduction in the rate of premium growth could be caused by economic uncertainties, including higher levels of national unemployment and caution on the part of employers when introducing new employee benefits. Over time, however, management continues to expect that operating expenses will grow at a rate that is less than the rate of premium growth.

Commissions and Bonuses

Commissions and bonuses primarily represent sales based compensation that vary depending on the product, whether the sale is in its first year or a renewal year, and other factors. Therefore, commissions will tend to fluctuate with premiums, but not directly. Commissions and bonuses increased $15.6 million, or 15.2%, for 2001 compared to 2000, and increased $19.4 million, or 23.3%, for 2000 compared to 1999. The increases for both comparable periods were primarily due to increased sales for disability income and annuity products in the Individual Insurance segment (see “—Selected Segment Information”).

Net Increase in Deferred Policy Acquisition Costs and Value of Business Acquired

The net reduction in expense for deferral and amortization of policy acquisition costs was $16.3 million for 2001 compared to $7.1 million for 2000, and $0.2 million in 1999. The net reduction in expense for both comparative periods resulted primarily from deferral of higher commissions in the Individual Insurance segment related to the two reinsurance transactions (see “—Commissions and Bonuses” and “Selected Segment Information – Individual Insurance Segment”). Management anticipates the 2002 rate of growth in the net reduction in expense for deferral and amortization of policy acquisition costs to approximate the rate of premium growth.

Income Taxes

Total income taxes differ from the amount computed by applying the Federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the Federal benefit. The combined Federal and state effective tax rates were 35.6%, 32.9% and 34.0% for 2001, 2000 and 1999, respectively. The higher effective rate in 2001 compared to 2000 resulted primarily from a change in the tax return filing status and amounts provided for uncertainties. The lower effective rate in 2000 compared to 1999 resulted primarily from reorganization expenses in 1999, which generally were not deductible. The years currently open for audit by the Internal Revenue Service are 1996 through 2001. (See “—Liquidity and Capital Resources—Operating Cash Flows” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”)

Selected Segment Information

The following table sets forth selected segment information at or for the years ended December 31:

	2001	2000	1999
	(In millions)
Revenues:
Employee Benefits—Insurance segment	$1,319.3	$1,142.2	$1,007.0
Individual Insurance segment	181.5	228.6	209.0
Retirement Plans segment	73.2	74.0	66.5
Other	11.4	17.9	16.8

Total revenues	$1,585.4	$1,462.7	$1,299.3

Income (loss) before income taxes:
Employee Benefits—Insurance segment	$131.5	$116.2	$101.2
Individual Insurance segment	27.8	11.4	12.4
Retirement Plans segment	(0.1)	(0.4)	(2.5)
Other	5.3	13.9	9.9

Total income before income taxes	$164.5	$141.1	$121.0

Reserves, other policyholder funds and separate account:
Employee Benefits—Insurance segment	$2,064.9	$1,863.9	$1,650.9
Individual Insurance segment	2,110.9	2,008.8	1,533.8
Retirement Plans segment	1,770.8	1,755.1	1,647.7

Total reserves	$5,946.6	$5,627.8	$4,832.4

Employee Benefits—Insurance Segment

The Employee Benefits—Insurance segment’s products are designed for groups ranging in size from two lives to over 150,000 lives. The Company is a leading provider of group life and long and short term disability insurance products, serving more than 33,000 employer groups representing more than 5.6 million employees. The Employee Benefits—Insurance segment also markets group dental insurance and accidental death and dismemberment (“AD&D”) insurance. As the largest of the Company’s three segments, Employee Benefits—Insurance premiums accounted for 91.7%, 88.3% and 89.2% of the Company’s total premiums for 2001, 2000 and 1999, respectively.

Income before income taxes for the segment, including $4.3 million in pre-tax charges from the terrorist events of September 11, 2001 increased $15.3 million, or 13.2%, in 2001 compared to 2000, and increased $15.0 million, or 14.8%, in 2000 compared to 1999. The increases for both comparative periods were primarily the result of business growth, as evidenced by premium growth, and a stable benefit ratio (the ratio of policyholder benefits to premiums) in 2001 and 2000 of 82.1% which was slightly better than the 1999 benefit ratio of 83.3%. Based on historical experience, management generally expects the benefit ratio for the Employee Benefits—Insurance segment to be in the range of 83% — 85%. However, the ratio can vary widely depending on claims experience. The following table sets forth selected financial data for the Employee Benefits—Insurance segment at or for the years ended December 31:

	2001	2000	1999
	(Dollars in millions)
Revenues:
Premiums	$1,129.5	$973.5	$855.6
Net investment income	187.3	165.2	151.8
Net realized investment losses	(1.8)	(0.7)	(3.3)
Other	4.3	4.2	2.9

Total revenues	1,319.3	1,142.2	1,007.0

Benefits and expenses:
Policyholder benefits	921.6	792.1	705.5
Interest credited	10.3	7.5	6.7
Operating expenses	148.9	132.5	115.4
Commissions and bonuses	90.1	82.5	67.4
Premium taxes and other	20.5	17.3	13.8
Net increase in deferred policy acquisition costs	(3.6)	(5.9)	(3.0)

Total benefits and expenses	1,187.8	1,026.0	905.8

Income before income taxes	$131.5	$116.2	$101.2

Benefit ratio (% of premiums) (1)	82.1%	82.1%	83.3%
Operating expense ratio (% of premiums)	13.2	13.6	13.5
Persistency (% of premiums)	87.6	82.7	86.0
Sales (annualized new premiums)	$265.3	$260.8	$189.0
Life insurance in force	142,062.8	122,259.8	99,418.9

(1)	Excluded from the computation of the benefit ratio for 2001 were $4.3 million in pre-tax charges incurred as a result of the terrorist events of September 11.

Premium growth for this segment is measured after adjusting for experience rated refunds, which are an adjustment of premiums on certain large employee benefit insurance contracts when claims experience has fluctuated from expected levels. Premiums for the Employee Benefits—Insurance segment increased 15.0% for 2001 compared to 2000, and 14.2% for 2000 compared to 1999, excluding experience rated refunds of $16.0 million, $22.9 million and $17.0 million for 2001, 2000 and 1999, respectively. The increases in premiums for both comparative periods primarily reflect the realization of the benefits of distribution expansion efforts during the past three years. Management believes the rate of premium growth in 2002 may be at a lower level than achieved in 2001 primarily due to economic uncertainties, including higher levels of national unemployment and caution on the part of employers when introducing new employee benefits.

Net investment income increased $22.1 million, or 13.4%, for 2001 compared to 2000, primarily resulting from an increase in average invested assets supporting the segment of 12.2% for the same comparative periods. During 2001, there were revisions to certain disability insurance Risk-Based Capital factors that reduced the level of capital required for this segment. In 2002, the reduced capital requirement will result in decreased average invested assets supporting this segment and therefore decreased net investment income. Offsetting increases in average invested assets and net investment income will benefit the Company’s other businesses (see  “—Liquidity and Capital Resources—Risk-Based Capital”).

Net investment income increased $13.4 million, or 8.8%, for 2000 compared to 1999. The increase was primarily a result of an increase in average invested assets supporting the segment of 8.3% for 2000 compared to 1999, partially offset by a decrease in the portfolio yield (see “—Consolidated Results of Operations—Net investment Income”).

Including $4.3 million in pre-tax charges related to the terrorist events of September 11, policyholder benefits increased $132.3 million, or 16.5%, for 2001 compared to 2000. The increase was primarily a result of business growth, as evidenced by premium growth, combined with stable claims experience. The benefit ratio for 2001, excluding the $4.3 million in pre-tax charges related to the terrorist events of September 11, was 82.1%, the same as for 2000. Policyholder benefits are affected by claims experience, which can fluctuate significantly from period to period. (See “—Selected Segment Information.”)

Policyholder benefits increased $87.4 million, or 12.3%, for 2000 compared to 1999, primarily due to business growth as evidenced by premium growth, offset in part by a decrease in the benefit ratio to 82.1% in 2000 from 83.3% in 1999.

Operating expenses increased $16.4 million, or 12.4%, in 2001 compared to 2000 and $17.1 million, or 14.8%, in 2000 compared to 1999. The increases for both comparative periods were incurred to support business growth, as evidenced by premium growth. Expenses continued to be incurred in early 2001 to support initiatives undertaken in the second half of 2000 to accelerate expansion to take advantage of strategic market opportunities then available in the Eastern United States. Those opportunities included, among others, the ability to rapidly establish Eastern processing and claims adjudication functions, both improving customer service in that region and mitigating exposure to a previous concentration of those functions in one geographic location. Total sales representatives were 151 at December 31, 2001 compared to 142 at December 31, 2000. Plans are in place for 2002 to add up to 25 more sales representatives toward an objective of having 200 in place by the end of 2003 (see “—Consolidated Results of Operations—Operating Expenses”).

Commissions and bonuses increased $7.6 million, or 9.2%, in 2001 compared to 2000, and $15.1 million, or 22.4%, in 2000 compared to 1999. Increases for both comparative periods were due primarily to higher commissions on new sales.

The net increase in deferred policy acquisition costs was $3.6 million for 2001, compared to $5.9 million for 2000, and $3.0 million for 1999. The fluctuations in deferred acquisition costs primarily reflect fluctuations in sales and premium based compensation for the comparative periods, and relatively stable persistency for the business on which costs were previously deferred.

Individual Insurance Segment

The Individual Insurance Segment sells disability insurance and fixed rate annuities to individuals. Two transactions were completed in 2000 and 2001 for the segment. One transaction, effective October 1, 2000, involved acquiring a substantial block of individual disability insurance business, which management believes has higher growth potential and for which the Company possesses economies of scale, market differentiation and expertise. The second transaction, effective January 1, 2001, involved selling the individual life insurance product line, for which Standard did not possess economies of scale (see “—Acquisition and Disposition of Product Lines”). The timing of the two transactions was such that the fourth quarter of 2000 included results from both blocks of business, distorting growth trends when comparing 2001 results to 2000 results. Also, the individual life insurance block of business sold was larger than the disability insurance block of business acquired, resulting in overall decreases in revenues, benefits and expenses in 2001. The following table sets forth selected financial data for the Individual Insurance segment for the years ended December 31:

	2001	2000	1999
	(Dollars in millions)
Revenues:
Premiums	$81.2	$104.8	$87.0
Net investment income	98.9	128.0	121.5
Net realized investment gains (losses)	0.6	(4.1)	0.5
Other	0.8	(0.1)	—

Total revenues	181.5	228.6	209.0

Benefits and expenses:
Policyholder benefits	85.6	125.6	106.3
Interest credited	32.8	48.7	48.6
Operating expenses	22.9	27.8	25.7
Commissions and bonuses	22.6	14.7	12.2
Premium taxes and other	1.6	1.6	1.0
Net (increase) decrease in deferred policy acquisition costs and value of business acquired	(11.8)	(1.2)	2.8

Total benefits and expenses	153.7	217.2	196.6

Income before income taxes	$27.8	$11.4	$12.4

Benefit Ratio (% of premiums)(1)	104.5%	n/a	n/a
Operating expense ratio (% of operating revenue)(2)	12.6	11.1%	12.3%
Individual disability insurance persistency (% of premiums)	92.1	90.3	91.4
Sales (annuity deposits)	$62.6	$15.2	$6.6
Sales (annualized new disability premiums)	9.6	3.5	3.4

(1)	Excluded from the computation of the benefit ratio for 2001 were $0.7 million in pre-tax charges incurred as a result of the terrorist events of September 11.
(2)	Excludes after tax realized capital gains or losses and special items in 2000, which consisted of severance costs associated with disposition of the individual life product line.

Premiums decreased $23.6 million, or 22.5%, in 2001 compared to 2000, and increased $17.8 million, or 20.5%, in 2000 compared to 1999. The decrease in 2001 related to a decrease in individual life premiums of $70.0 million from the sale of the individual life insurance product line, partially offset by an increase of $50.2 million in individual disability insurance premiums primarily due to the individual disability insurance business acquired. Disability and annuity sales in 2001 were strong in the previously existing distribution channels as well as the new disability distribution channel established under the marketing agreement with Minnesota Life in connection with the acquisition discussed above. The increase in premiums in 2000 primarily resulted from premiums for the individual disability insurance block of business acquired in the fourth quarter of 2000.

Net investment income decreased $29.1 million, or 22.7%, in 2001 compared to 2000, and increased $6.5 million, or 5.3%, in 2000 compared to 1999. The decrease in 2001 primarily reflected a decrease in average invested assets supporting the segment as a result of the combination of the transactions discussed above. The increase in 2000 related to additional assets supporting the individual disability insurance block of business acquired in the fourth quarter of 2000. (See “—Consolidated Results of Operations—Net Investment Income”).

Net realized investment gains were $0.6 million in 2001, compared to net realized investment losses of $4.1 million in 2000 and net realized investment gains of $0.5 million in 1999. Net realized investment gains or losses occur primarily as a result of disposition of invested assets supporting the segment in the regular course of investment management.

Policyholder benefits decreased $55.9 million, or 32.1%, in 2001 compared to 2000, and increased $19.4 million, or 12.5%, in 2000 compared to 1999. The decrease in 2001 was primarily due to the two reinsurance transactions. The increase in policyholder benefits in 2000 resulted from the acquisition of the individual disability insurance block of business in the fourth quarter of 2000. The benefit ratio (policyholder benefits divided by premiums) was 104.5% for 2001. The ratio is currently greater than 100% due to the substantial size of the individual disability insurance block of business acquired in the fourth quarter of 2000, as compared to historical business that has been on the Company’s books. A significant portion of the block of business acquired in the fourth quarter of 2000 consists of stable claims, which are funded primarily from the investments acquired with the block of business and interest thereon, and not premiums. As premiums from sales of new business increase, the benefit ratio is expected to decline. Policyholder benefits are affected by claims experience, which can fluctuate significantly from period to period.

Operating expenses decreased $4.9 million, or 17.6%, in 2001 compared to 2000, and increased $2.1 million, or 8.2%, in 2000 compared to 1999. The decrease in 2001 primarily resulted from the two reinsurance transactions discussed above, including related staff reductions. Operating expenses in 2000 included expenses from the individual disability insurance block of business acquired in the fourth quarter of 2000, as well as $1.9 million for severance costs related to the disposition of the individual life insurance product line.

Commissions and bonuses increased $7.9 million, or 53.7%, in 2001 compared to 2000, and $2.5 million, or 20.5%, in 2000 compared to 1999. The increases are primarily related to increased sales for the segment.

The net reduction in expenses for deferred policy acquisition costs and value of business acquired was $11.8 million in 2001 and $1.2 million in 2000, compared to an increase in expense of $2.8 million in 1999. The net reductions in expenses for 2001 and 2000 primarily reflect higher commissions.

Retirement Plans Segment

The Retirement Plans segment offers full-service 401(k) and other pension plan products and services. The segment’s primary sources of revenues include plan administration fees, fees on separate account assets under management and investment return on general account assets under management. In addition, the segment’s premiums and policyholder benefits reflect the conversion of 401(k) plan assets into life contingent annuities, which can be designated by plan participants at the time of retirement. Developing significant future profitability from the segment is dependent upon continued increases in assets under management to improve economies of scale. Management estimates that this segment will reach sustainable profitability when assets under management reach approximately $2.0 billion to $2.5 billion. During 2001, sales of new cases and transfer deposits were higher than the same period in 2000, while termination rates were lower. The improving factors almost entirely offset the effects of declining market values on equity securities held for Retirement Plans participants in the separate account. The following table sets forth selected financial data for the Retirement Plans segment at or for the years ended December 31:

	2001	2000	1999
	(Dollars in millions)
Revenues:
Premiums	$21.0	$23.7	$16.6
Net investment income	52.1	50.7	50.6
Net realized investment gains (losses)	0.1	(0.4)	(0.7)

Total revenues	73.2	74.0	66.5

Benefits and expenses:
Policyholder benefits	9.8	11.8	9.5
Interest credited	35.2	34.2	33.5
Operating expenses	23.6	22.9	22.3
Commissions and bonuses	5.6	5.5	3.7
Net increase in deferred policy acquisition costs	(0.9)	—	—

Total benefits and expenses	73.3	74.4	69.0

Loss before income taxes	$(0.1)	$(0.4)	$(2.5)

Interest credited (% of investment income)	67.5%	67.5%	66.2%
Operating expense ratio (% of average assets under management)	1.3	1.3	1.5
Assets under management:
General account	$751.6	$662.4	$655.4
Separate account	1,019.2	1,092.7	992.3

Total	$1,770.8	$1,755.1	$1,647.7

Premiums decreased $2.7 million, or 11.4%, in 2001 compared to 2000 primarily due to a $2.5 million decrease in premiums for life contingent annuities, which resulted in a corresponding decrease in policyholder benefits. Premiums increased $7.1 million, or 42.8%, in 2000 compared to 1999 due to a $5.8 million increase in fees from separate account assets under management as well as a $1.3 million increase in premiums for life contingent annuities.

Net investment income, which includes the return on general account assets under management, increased $1.4 million, or 2.8%, in 2001 compared to 2000 and remained stable in 2000 compared to 1999. The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rate spreads. Therefore interest credited to policyholders should generally trend with net investment income.

Beginning in the third quarter of 2001, the Company deferred $0.9 million in acquisition costs. Costs deferred primarily included initial commissions and incentive compensation payouts on newly established plans, and will be amortized over a period of approximately ten years.

Operating expenses were relatively stable at 1.3%, 1.3% and 1.5% of average assets under management in 2001, 2000 and 1999, respectively. Operating expenses in 1999 were increased by the segment’s conversion of its traditional plans to daily plans, which allow daily investment directives by plan participants.

Other

Other businesses primarily include return on capital not allocated to the product segments, income from StanCorp Mortgage Investors, LLC, net realized investment gains and losses related to real estate investments and holding company expenses. Income before income taxes and reorganization expenses for other businesses was $5.3 million, $13.9 million, and $9.9 million for 2001, 2000, and 1999, respectively. StanCorp Mortgage Investors contributed net income of $6.6 million, $5.7 million and $5.5 million for 2001, 2000 and 1999, respectively. Sales of real estate resulted in net realized capital gains of $1.6 million, $3.3 million and $3.2 million for 2001, 2000 and 1999, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders, operating expenses, commissions and taxes. Net cash provided by operating activities was $264.5 million, $282.4 million, and $317.6 million, for 2001, 2000 and 1999, respectively. Net cash provided by operating activities in 2001 was reduced by approximately $79 million as a result of changes in temporary differences associated with a change in the tax return filing status. The changes increased current Federal income tax receivable, a use of funds, for which amounts are expected to be received in 2002.

Investing Cash Flows

Investment management is an integral part of the Company’s business. Investments are maintained to ensure that asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that the Company can meet its obligations to policyholders under a wide variety of economic conditions. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated (see Item 1 “Business—Investments”).

Net cash outflows in 2001 included $137.2 million in cash disbursed related to the sale of the individual life insurance business. The sale involved transferring investments and cash equal to the liabilities ceded, less a ceding commission received by the Company of approximately $90 million. In addition, investing activities included receipt in 2000 and investment in 2001 of $452.3 million related to the acquisition of the individual disability insurance business. The acquisition involved receiving cash equal to the liabilities assumed, less a ceding commission paid by the company of approximately $55 million. (See “—Acquisition and Disposition of Product Lines” and “—Selected Segment Information—Individual Insurance Segment.”)

The market values of the Company’s investments vary with changing economic and market conditions and interest rates. The Company is subject to the risk of default on principal and interest payments by the issuers of the fixed maturity securities it owns. The overall portfolio rating for fixed maturity securities was A+ at December 31, 2001. Although the Company believes it maintains prudent issuer diversification, a major economic downturn could result in issuer defaults. During 2001, the Company began a program to invest $50 million to $100 million in a high yield portfolio with an overall average of BB rated securities. Investments in BB or lower rated securities were $85.8 million at December 31, 2001. Since fixed maturity securities represent 56.5% of the Company’s total general account invested assets at December 31, 2001, an increase in defaults could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

At December 31, 2001, commercial mortgage loans represented 41.9% of the total invested assets and were collateralized by properties located in the Western region representing 62.0% of the portfolio, Central region representing 22.6% of the portfolio, and the Eastern region representing 15.4% of the portfolio. Of the total mortgage loan portfolio, 40.7% of the collateralized properties were located in the state of California. The Company does not require earthquake insurance for properties on which it makes commercial mortgage loans, but does consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.9% of the portfolio, industrial properties, representing 24.4% of the portfolio, and office properties, representing 19.8% of the portfolio. The remaining 6.9% of properties in the portfolio include commercial, apartment, residential and agricultural properties. The average loan to value ratio on the overall portfolio was 57% at December 31, 2001, and the average loan size was

$0.7 million. The Company’s commercial mortgage loans are subject to both delinquency and default risk. The delinquency and loss performance of the Company’s mortgage loan portfolio have consistently outperformed the industry averages, as reported by the American Council of Life Insurance, by wide margins. At December 31, 2001, there was one loan totaling $0.5 million in the process of foreclosure, and no other delinquencies. The performance of the Company’s mortgage loan portfolio may fluctuate in the future. Should the delinquency rate of the Company’s mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2001, the Company had outstanding commitments to fund commercial mortgage loans with interest rates ranging from 6.63% to 8.75%, totaling $91.4 million. The commitments may have fixed expiration dates or other termination clauses and generally require payment of a fee. The Company evaluates each customer’s credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon. The Company currently has no commitments consisting of standby letters of credit, guarantees, standby repurchase obligations, or other related commercial commitments.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, issuance and repurchase of common stock, and dividends paid on common stock.

The Company’s current source of debt capital is a $100.0 million unsecured line of credit available through June 29, 2002. The interest rate, which is based on current market rates, was 2.38% at December 31, 2001. The line of credit requires a commitment fee, but no compensating balances. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At December 31, 2001, the Company was in compliance with all such covenants. At December 31, 2001, $81.3 million was outstanding on the line of credit, which was repaid in early 2002 after annual regulatory capital requirements for the insurance subsidiaries were assessed.

Currently, the Company has no long-term debt, although current financial strength ratings from independent rating agencies incorporate the expectation that moderate amounts of long-term debt will ultimately be added to the Company’s capital structure. The Company may pursue long-term debt in the future to support internal growth, potential acquisition opportunities, or execution of the Company’s share repurchase program based on management’s assessment of market conditions for its common stock.

From time to time, StanCorp’s board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. During 2001, the Company repurchased more than 1.9 million shares of its common stock at a total cost of $84.7 million, for a weighted-average price per share of $43.65. At December 31, 2001, 1.3 million shares are authorized for repurchase through September 30, 2002.

Beginning in 2002, StanCorp’s board of directors approved paying annual, rather than quarterly, dividends to shareholders. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Standard and the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by StanCorp’s board of directors.

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from its subsidiaries, including Standard. Standard’s ability to pay dividends is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate capital (see “—Risk Based Capital”) and Oregon law. In February 2002 Standard’s board of directors approved a $50 million dividend to StanCorp. Upon approval from the Oregon Department, Standard paid an extraordinary cash dividend of $90 million to StanCorp in 2001. The extraordinary dividend was intended to include a return of a voluntary temporary $65 million capital contribution made by StanCorp to Standard in December 2000 due to the timing of two reinsurance transactions (see “—Acquisition and Disposition of Product Lines”).

Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the “Oregon Department”) to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10% of Standard’s combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ended on the December 31st last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Department broad discretion to disapprove requests for dividends in excess of these limits. The amount available for payment of dividends by Standard without approval of the Oregon Department is $126.9 million in 2002. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2002.

Asset/Liability Matching and Interest Rate Risk Management

It is management’s objective to generally align the cash flow characteristics of assets and liabilities to ensure that the Company’s financial obligations can be met under a wide variety of economic conditions. In meeting the objectives, management may choose to liquidate certain investments and reinvest in alternate investments to better match the cash flow characteristics of assets to currently existing liabilities. A substantial portion of the Company’s insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, annuity products on which interest rates can be adjusted periodically, and products associated with the separate account. Policyholders or claimants may not withdraw from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. The holding of stable long-term reserves makes it possible to allocate a significant portion of the Company’s assets to long-term commercial mortgage loans, a benefit many other insurance companies do not experience.

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liabilities are generated under various interest rate scenarios. Both interest risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of the insurance subsidiaries and related items at December 31, 2001 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets actually held.

The Company’s financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. In accordance with Item 305 of Regulation S-K of the Securities and Exchange Commission, the Company has analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2001 and 2000, given a hypothetical ten percent increase in interest rates, and related qualitative information on how the Company manages interest rate risk. The interest rate sensitivity analysis is based upon the Company’s fixed maturity securities and commercial mortgage loans held at December 31, 2001 and 2000. For the fixed maturity securities portfolio, the analyses estimated the reduction in fair value of the portfolio utilizing a duration-based analysis that assumes a hypothetical ten percent increase in treasury rates. For mortgage loan portfolios, the analyses estimated the reduction in fair value by discounting expected cash flows at theoretical treasury spot rates in effect at December 31, 2001 and 2000. The analyses discounted cash flows using an average of possible discount rates to provide for the potential effects of interest rate volatility. The analyses did not provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual decrease in fair value of the Company’s financial assets that would have resulted from a ten percent increase in interest rates could be significantly different from that estimated by the model. The hypothetical reduction in the fair value of the Company’s financial assets that resulted from the model was estimated to be $113.1 million and $99.9 million at December 31, 2001 and 2000, respectively.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital (“RBC”), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. At December 31, 2001, the RBC levels of the Company’s insurance subsidiaries were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies.

During 2001, as a result of recommendations from a task force of the American Academy of Actuaries, the NAIC approved revisions to certain disability insurance RBC factors. The NAIC also revised the RBC calculations to allow a tax adjustment for most asset amounts and certain other items. The changes increased the Company’s ratio of statutory capital and surplus compared to the RBC minimum.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 1999 through December 31, 2001 aggregated $0.9 million. At December 31, 2001, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent or failed insurers.

Dependence on Information Technology Systems

The Company is dependent on information technology systems to support its ability to conduct business. All of the systems are vulnerable to reliability issues, integration and compatibility concerns, and security-threatening intrusions. Management believes that its information technology and systems are adequate to meet the requirements of its business and operations. The Company continues to make significant investments of capital for infrastructure, system development and maintenance, system security, and staff development. However, there can be no assurance that future incidents, whether of an external, malicious nature, or arising from the functioning and relationships among the Company’s information systems, will not result in a disruption of operations or material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Litigation

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

New and Adopted Accounting Pronouncements

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management.”

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
StanCorp Financial Group, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon
January 31, 2002

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In millions—except share data)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Premiums	$1,231.7	$1,102.0	$959.2
Net investment income	348.6	358.4	336.7
Net realized investment gains (losses)	—	(1.8)	0.4
Other	5.1	4.1	3.0

Total	1,585.4	1,462.7	1,299.3

Benefits and expenses:
Policyholder benefits	1,017.0	929.5	821.3
Interest paid on policyholder funds	78.7	90.4	88.8
Operating expenses	201.0	187.2	165.8
Commissions and bonuses	118.3	102.7	83.3
Premium taxes and other	22.2	18.9	14.8
Net increase in deferred policy acquisition costs and value of business acquired	(16.3)	(7.1)	(0.2)
Reorganization expenses	—	—	4.5

Total	1,420.9	1,321.6	1,178.3

Income before income taxes	164.5	141.1	121.0
Income taxes	58.5	46.4	41.1

Net income	106.0	94.7	79.9

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale	28.2	40.3	(106.2)
Reclassification adjustment for realized (gains) losses included in net income	3.2	(0.8)	(5.6)

Total	31.4	39.5	(111.8)

Comprehensive income (loss)	$137.4	$134.2	$(31.9)

Net income per common share:
Basic	$3.47	$2.97	$1.73
Basic pro forma			2.37
Diluted	3.44	2.95	1.72
Diluted pro forma			2.37
Weighted-average common shares outstanding:
Basic	30,553,049	31,878,834	33,630,692
Basic pro forma			33,630,692
Diluted	30,835,722	32,125,596	33,674,367
Diluted pro forma			33,674,367

See Notes to Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In millions—except share data)

	December 31,
	2001	2000

ASSETS
Investments:
Investment securities	$2,700.6	$2,539.3
Mortgage loans, net	2,003.0	2,061.1
Real estate, net	72.0	65.9
Policy loans	5.4	106.9
Collateral loans	—	63.5

Total investments	4,781.0	4,836.7
Cash and cash equivalents	212.3	473.7
Premiums and other receivables	73.7	74.0
Accrued investment income	59.4	61.5
Amounts recoverable from reinsurers	867.5	35.3
Deferred policy acquisition costs and value of business acquired, net	95.4	167.0
Property and equipment, net	76.8	71.7
Other assets	91.7	47.0
Separate account assets	1,019.2	1,092.7

Total	$7,277.0	$6,859.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$3,198.5	$2,969.5
Other policyholder funds	1,728.9	1,565.6
Deferred tax liabilities	115.3	34.0
Other liabilities	241.4	273.4
Separate account liabilities	1,019.2	1,092.7

Total liabilities	6,303.3	5,935.2

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 29,782,966 and 31,565,486 shares issued at December 31, 2001 and 2000, respectively	699.8	778.7
Accumulated other comprehensive income	33.3	1.9
Retained earnings	240.6	143.8

Total shareholders’ equity	973.7	924.4

Total.	$7,277.0	$6,859.6

See Notes to Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions—except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 1999	—	$—	$74.2	$765.1	$839.3
Net income	—	—	—	79.9	79.9
Other comprehensive loss, net of tax	—	—	(111.8)	—	(111.8)
Common stock:
Reorganization	18,718,015	515.3	—	(783.2)	(267.9)
Initial public offering	15,209,400	336.5	—	—	336.5
Repurchased	(1,277,931)	(34.2)	—	—	(34.2)
Issued under employee stock plans, net	124,614	2.1	—	—	2.1
Dividends declared on common stock	—	—	—	(4.0)	(4.0)

Balance, December 31, 1999	32,774,098	819.7	(37.6)	57.8	839.9

Net income	—	—	—	94.7	94.7
Other comprehensive income, net of tax	—	—	39.5	—	39.5
Common stock:
Repurchased	(1,398,500)	(42.6)	—	—	(42.6)
Issued to directors	4,280	0.3	—	—	0.3
Issued under employee stock plans, net	185,608	1.3	—	—	1.3
Dividends declared on common stock	—	—	—	(8.7)	(8.7)

Balance, December 31, 2000	31,565,486	778.7	1.9	143.8	924.4

Net income	—	—	—	106.0	106.0
Other comprehensive income, net of tax	—	—	31.4	—	31.4
Common stock:
Repurchased	(1,940,900)	(84.7)	—	—	(84.7)
Issued to directors	2,952	0.1	—	—	0.1
Issued under employee stock plans, net	155,428	5.7	—	—	5.7
Dividends declared on common stock	—	—	—	(9.2)	(9.2)

Balance, December 31, 2001	29,782,966	$699.8	$33.3	$240.6	$973.7

See Notes to Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2001	2000	1999
Operating:
Net income	$106.0	$94.7	$79.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	—	1.8	(0.4)
Depreciation and amortization	29.7	36.1	27.9
Deferral of policy acquisition costs and value of business acquired, net	(37.0)	(3.9)	(22.7)
Deferred income taxes	61.8	(71.6)	41.0
Changes in other assets and liabilities:
Trading securities	53.9	(4.7)	(23.9)
Receivables and accrued income	(841.8)	(17.8)	(8.1)
Future policy benefits and claims	984.9	169.2	203.1
Other, net	(93.0)	78.6	20.8

Net cash provided by operating activities	264.5	282.4	317.6

Investing:
Proceeds of investments sold, matured, or repaid:
Fixed maturity securities—available-for-sale	512.3	221.6	236.2
Mortgage loans	331.7	298.9	298.5
Real estate	17.8	34.5	10.9
Other investments	30.7	(13.5)	—
Costs of investments acquired or originated:
Fixed maturity securities—available-for-sale	(938.9)	(401.9)	(464.8)
Mortgage loans	(430.1)	(432.7)	(519.1)
Real estate	(22.0)	(5.2)	(15.4)
Property and equipment, net	(14.2)	(11.7)	(8.6)
Acquisition (disposition) of product line	(137.2)	452.3	—

Net cash provided by (used in) investing activities	(649.9)	142.3	(462.3)

Financing:
Policyholder fund deposits	806.5	700.6	615.2
Policyholder fund withdrawals	(610.7)	(707.6)	(522.7)
Line of credit, net	16.3	65.0	—
Issuance of common stock	5.8	1.6	338.6
Repurchase of common stock	(84.7)	(42.6)	(34.2)
Dividends paid on common stock	(9.2)	(8.7)	(4.0)
Payments to eligible policyholders upon reorganization	—	—	(267.9)

Net cash provided by financing activities	124.0	8.3	125.0

Increase (decrease) in cash and cash equivalents	(261.4)	433.0	(19.7)
Cash and cash equivalents, beginning of year	473.7	40.7	60.4

Cash and cash equivalents, end of year	$212.3	$473.7	$40.7

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$91.9	$79.7	$90.0
Income taxes	75.8	69.2	(7.0)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and principles of consolidation. StanCorp Financial Group, Inc. (“StanCorp”) was incorporated under the laws of Oregon in 1998. StanCorp was specifically organized as a parent holding company for its subsidiaries. Significant subsidiaries of StanCorp include Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC; and StanCorp Investment Advisers, Inc. StanCorp is based in Portland, Oregon, and through its subsidiaries has operations throughout the United States.

The consolidated financial statements include StanCorp Financial Group, Inc. and its subsidiaries (collectively the “Company”). All significant intercompany balances and transactions have been eliminated.

StanCorp’s largest subsidiary, Standard, underwrites group and individual disability and annuity products, and life and dental insurance for groups. Standard, founded in 1906, is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. Standard is an admitted reinsurer in the state of New York. The Standard Life Insurance Company of New York provides long term and short term disability insurance for groups in New York. StanCorp Mortgage Investors, LLC, originates, underwrites and services small commercial mortgage loans for investment portfolios of the insurance subsidiaries as well as generating fee income from the origination and servicing of mortgage loans sold to institutional investors. StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to retirement plan clients.

On April 21, 1999, pursuant to an order by the Director of the Oregon Department of Consumer and Business Services (the “Oregon Department”) approving the Plan of Reorganization dated September 28, 1998, as amended on December 14, 1998, Standard converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of StanCorp, an Oregon corporation. Also, on April 21, 1999, StanCorp completed an initial public offering (the “IPO”) of 15.2 million shares of its common stock. The shares of common stock issued in the IPO were in addition to 18.7 million shares of StanCorp common stock distributed to Standard policyholders, pursuant to the Plan of Reorganization, in exchange for their membership interests in Standard.

Use of estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. The estimates most susceptible to significant changes are those used in determining the liability for future policy benefits and claims, deferred policy acquisition costs, and the provision for income taxes. Changes in such estimates may affect amounts reported in future periods.

Investments.    Investment securities include fixed maturity securities. Investment securities are categorized as trading, stated at fair value with changes in fair value reflected as net realized investment gains and losses; or available-for-sale, stated at fair value with net unrealized gains and losses recorded as an increase or decrease to other comprehensive income or loss. The trading securities portfolio was liquidated in June 2001.

Mortgage loans are stated at amortized cost less a valuation allowance for uncollectible amounts.

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method, with property lives varying from 30 to 40 years. Accumulated depreciation totaled $27.0 million and $25.6 million at December 31, 2001 and 2000, respectively. Real estate acquired in satisfaction of debt is stated at the lower of cost or fair value less estimated costs to sell.

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

Deferred policy acquisition costs and value of business acquired, net.    Acquisition costs related to the production of new business have been deferred to accomplish matching against related future premiums and gross profits. Such costs may include commissions and incentive payments, certain costs of policy issuance and underwriting and certain variable field office expenses. Deferred costs associated with group life and disability insurance product costs are amortized in proportion to future premiums over periods that generally range from five to ten years. Individual disability insurance product costs are amortized in proportion to future premiums over the life of the contract generally ranging from 15 to 35 years. For individual deferred annuities, group annuities and investment-type contracts, the costs are amortized in proportion to expected gross profits over periods that generally range from 10 to 30 years. The discount rate applied to expected gross profits is revised for actual changes in credited interest rates. Deferred policy acquisition costs are charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover amounts deferred. The value of business acquired represents the discounted future profits of business acquired through a reinsurance transaction which will be amortized over the discounted future premiums expected for the life of the contracts underlying the reinsurance agreement. The net amortization of the value of business acquired for the year ended 2001 was $3.3 million. The estimated net amortization of the value of business acquired for each of the next five years is $3.1 million in 2002, $3.0 million in 2003, $2.9 million in 2004, $2.7 million in 2005, and $2.5 million in 2006.

Income statement activity for acquisition costs, including deferred policy acquisition costs and value of business acquired, was as follows for the years ended December 31:

	2001	2000	1999
	(In millions)
Deferred	$35.7	$26.7	$17.6
Amortized	(19.4)	(19.6)	(17.4)

Net increase in deferred policy acquisition costs and value of business acquired	$16.3	$7.1	$0.2

Property and equipment, net.    The following table sets forth the major classifications of the Company’s property and equipment, and accumulated depreciation at December 31:

	2001	2000
	(In millions)
Home office properties	$95.8	$92.5
Office furniture and equipment	69.5	60.6
Leasehold improvements	4.9	4.0

Subtotal	170.2	157.1
Less: accumulated depreciation	93.4	85.4

Property and equipment, net	$76.8	$71.7

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives, which are generally 40 years for properties, and from three to ten years for equipment. Leasehold improvements are amortized over the life of the lease. Depreciation expense for 2001, 2000 and 1999 was $9.0 million, $9.1 million and $8.5 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if impaired. Non-affiliated tenants leased approximately 44.5%, 45.6%, and 43.0% of the home office properties for the years ended December 31, 2001, 2000 and 1999, respectively. Income from the leases is included in net investment income.

Separate account.    Separate account assets and liabilities represent segregated funds held for the exclusive benefit of contractholders. The activities of the account primarily relate to contractholder-directed 401(k) contracts. Standard charges the segregated funds asset management and administrative fees associated with the contracts. Separate account assets and liabilities are carried at fair value.

Future policy benefits and claims.    Actuarially determined reserves are established and carried at amounts that are calculated to meet obligations for future policy benefits and claims. The reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves at certain assumed rates, are expected to be sufficient to meet policy obligations at their maturities or in the event of an insured’s death or disability. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement. Reserves are based on actuarially recognized methods for developing assumptions for estimating future policy benefits and claims experience, including an evaluation of interest rates, mortality, morbidity, persistency and expenses. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts which will ultimately be paid to settle the liability cannot be determined precisely and may vary from the estimated amounts. Reserves for future policy benefits and claims are periodically evaluated. Based on changes in the assumptions used to establish the reserves, as well as actual policy benefits and claims experience, adjustments are made when appropriate. The establishment of reserves and subsequent increases or decreases are charged as expense in the period the reserves are established, increased, or decreased.

Other policyholder funds.    Other policyholder funds are liabilities for universal life-type and investment-type contracts and are based on the policy account balances including accumulated interest.

Income taxes.    The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates and laws. If it is determined to be more likely than not that a deferred tax asset will not be realized, a valuation allowance will be established.

Recognition of premiums and policyholder benefits.    Premiums from group life, group and individual disability, and traditional life insurance contracts are recognized as revenue when due. Benefits and expenses are matched with recognized premiums to result in recognition of profits over the life of the contracts. The match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by amortizing deferred policy acquisition costs. Universal life-type and investment-type contract premiums and other policy fee revenues consist of charges for policy administration and surrender charges assessed during the period. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets. Experience rated refunds are computed in accordance with the terms of the contracts with certain group policyholders and are accounted for as a reduction of premiums.

Other comprehensive income (loss).    Other comprehensive income (loss) consists of the current increase or decrease in net unrealized investment gains and losses on investment securities available-for-sale, net of the related tax effects. Unrealized gains and losses and the adjustment for realized gains and losses, were as follows for the years ended December 31:

	2001	2000	1999
	(In millions)
Unrealized gains (losses) on securities available-for-sale	$44.1	$63.1	$(163.4)
Less: tax effects	15.9	22.8	(57.2)

Unrealized gains (losses) on securities available-for-sale, net of tax	$28.2	$40.3	$(106.2)

Adjustment for realized (gains) losses	$5.1	$(1.2)	$(8.6)
Less: tax effects	1.9	(0.4)	(3.0)

Adjustment for realized (gains) losses, net of tax	$3.2	$(0.8)	$(5.6)

Net income per common share.    Net income per common share was calculated based on the weighted-average number of common shares outstanding. Net income per diluted common share reflects the potential effects of restricted stock grants and exercise of outstanding options. The weighted-average share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. Net income per diluted common share was calculated as follows:

	Year Ended December 31,			For the Period April 21, 1999 through December 31, 1999
	2001	2000	1999 Pro forma*
Net income (in millions)	$106.0	$94.7	$79.9	$58.0

Basic weighted-average common shares outstanding	30,553,049	31,878,834	33,630,692	33,630,692
Stock options	236,079	158,804	24,405	24,405
Restricted stock	46,594	87,958	19,270	19,270

Diluted weighted-average common shares outstanding	30,835,722	32,125,596	33,674,367	33,674,367

Net income per diluted common share	$3.44	$2.95	$2.37	$1.72

*
Pro forma information for the year ended December 31, 1999, is presented as if the IPO had occurred on January 1, 1999. On April 21, 1999, Standard converted from a mutual life insurance company to a stock life insurance company.

Reclassification.    Certain 2000 and 1999 amounts have been reclassified to conform with the current presentation.

Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of SFAS No. 141 are required to be applied starting with business combinations initiated after June 30, 2001. The Company does not expect the adoption of SFAS No. 141 to have a material impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 142 to have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” as well as reporting provisions of Accounting Principles Board Opinion No. 30 and Accounting Research Bulletin No. 51. The provisions of SFAS No. 144 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial statements.

2.    ACQUISITION AND DISPOSITION OF PRODUCT LINES

Effective October 1, 2000, Standard acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company (“Minnesota Life”). Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding liabilities. In accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life. The market value of assets required to be maintained in the trust at December 31, 2001 was $547.3 million. Accompanying the transaction was an agreement that provides access to Minnesota Life agents who now market Standard’s individual disability products throughout the United States.

Effective January 1, 2001, Standard sold its individual life insurance business to Protective Life Insurance Company (“Protective Life”) through a reinsurance transaction. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding liabilities. If Protective Life becomes unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s books and an equal amount is recorded as a recoverable from reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life. The sale included the closed block business, which was established for certain classes of policies in conjunction with the reorganization in April 1999.

3.    SEGMENTS

The Company’s reportable segments are major lines of business based on products and services provided to customers through its distribution channels. Three reportable segments comprise a substantial majority of the Company’s operations: Employee Benefits—Insurance, Individual Insurance and Retirement Plans. Performance assessment and resource allocation are done at the segment level. The Employee Benefits—Insurance segment markets group life and disability insurance products, dental insurance, and accidental death and dismemberment insurance. The Individual Insurance segment sells disability insurance to individuals nationally and markets a full line of immediate and deferred fixed annuities. The Retirement Plans segment sells full-service 401(k) defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium-sized employers.

Amounts reported as “Other” primarily include return on capital not allocated to the product segments, other financial service businesses, holding company expenses and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp’s mortgage lending and investment management subsidiaries.

The following tables set forth select segment information at or for the years ended December 31:

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
2001:
Revenues:
Premiums	$1,129.5	$81.2	$21.0	$—	$1,231.7
Net investment income	187.3	98.9	52.1	10.3	348.6
Net realized investment gains (losses)	(1.8)	0.6	0.1	1.1	—
Other	4.3	0.8	—	—	5.1

Total	1,319.3	181.5	73.2	11.4	1,585.4

Benefits and expenses:
Policyholder benefits	921.6	85.6	9.8	—	1,017.0
Interest paid on policyholder funds	10.3	32.8	35.2	0.4	78.7
Operating expenses	148.9	22.9	23.6	5.6	201.0
Commissions and bonuses	90.1	22.6	5.6	—	118.3
Premium taxes and other	20.5	1.6	—	0.1	22.2
Net increase in deferred policy acquisition costs and value of business acquired	(3.6)	(11.8)	(0.9)	—	(16.3)

Total	1,187.8	153.7	73.3	6.1	1,420.9

Income (loss) before income taxes	$131.5	$27.8	$(0.1)	$5.3	$164.5

Total assets	$2,806.4	$2,340.0	$1,741.0	$389.6	$7,277.0

2000:
Revenues:
Premiums	$973.5	$104.8	$23.7	$—	$1,102.0
Net investment income	165.2	128.0	50.7	14.5	358.4
Net realized investment gains (losses)	(0.7)	(4.1)	(0.4)	3.4	(1.8)
Other	4.2	(0.1)	—	—	4.1

Total	1,142.2	228.6	74.0	17.9	1,462.7

Benefits and expenses:
Policyholder benefits	792.1	125.6	11.8	—	929.5
Interest paid on policyholder funds	7.5	48.7	34.2	—	90.4
Operating expenses	132.5	27.8	22.9	4.0	187.2
Commissions and bonuses	82.5	14.7	5.5	—	102.7
Premium taxes and other	17.3	1.6	—	—	18.9
Net increase in deferred policy acquisition costs	(5.9)	(1.2)	—	—	(7.1)

Total	1,026.0	217.2	74.4	4.0	1,321.6

Income (loss) before income taxes	$116.2	$11.4	$(0.4)	$13.9	$141.1

Total assets	$2,501.7	$1,802.2	$1,790.6	$765.1	$6,859.6

1999:
Revenues:
Premiums	$855.6	$87.0	$16.6	$—	$959.2
Net investment income	151.8	121.5	50.6	12.8	336.7
Net realized investment gains (losses)	(3.3)	0.5	(0.7)	3.9	0.4
Other	2.9	—	—	0.1	3.0

Total	1,007.0	209.0	66.5	16.8	1,299.3

Benefits and expenses:
Policyholder benefits	705.5	106.3	9.5	—	821.3
Interest paid on policyholder funds	6.7	48.6	33.5	—	88.8
Operating expenses	115.4	25.7	22.3	2.4	165.8
Commissions and bonuses	67.4	12.2	3.7	—	83.3
Premium taxes and other	13.8	1.0	—	—	14.8
Net (increase) decrease in deferred policy acquisition costs	(3.0)	2.8	—	—	(0.2)
Reorganization expenses	—	—	—	4.5	4.5

Total	905.8	196.6	69.0	6.9	1,178.3

Income (loss) before income taxes	$101.2	$12.4	$(2.5)	$9.9	$121.0

Total assets	$2,228.3	$1,772.7	$1,641.3	$214.8	$5,857.1

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values for financial instruments were as follows at December 31:

	2001			2000
	Amortized Cost	Estimated Fair Value	Carrying Amount	Amortized Cost	Estimated Fair Value	Carrying Amount
	(In millions)
Summary of investments:
Investment securities	$2,647.9	$2,700.6	$2,700.6	$2,536.3	$2,539.3	$2,539.3
Mortgage loans	2,003.0	2,009.6	2,003.0	2,061.1	2,134.8	2,061.1
Real estate	72.0	72.0	72.0	65.9	65.9	65.9
Policy loans	5.4	5.4	5.4	106.9	106.9	106.9
Collateral loans	—	—	—	63.5	63.5	63.5

Total investments	$4,728.3	$4,787.6	$4,781.0	$4,833.7	$4,910.4	$4,836.7

Liabilities:
Total other policyholder funds, investment type contracts	$1,416.1	$1,410.2	$1,416.1	$1,259.2	$1,253.5	$1,259.2

Assets.    The fair values of investment securities were based on quoted market prices, where available, or on values obtained from independent pricing services. The fair values of mortgage loans were estimated using option adjusted valuation discount rates. The carrying values of real estate, policy loans and collateral loans approximate fair values. While potentially financial instruments, policy loans are an integral component of the insurance contract and have no maturity date.

Liabilities.    The fair values of other policyholder funds that are investment-type contracts were estimated using discounted cash flows at the then-prevailing interest rates offered for similar contracts or as the amounts payable on demand less surrender charges at the balance sheet date.

5.    INVESTMENT SECURITIES

Investment securities at estimated fair values were composed of the following at December 31:

	2001	2000
	(In millions)
Fixed maturity securities:
Available-for-sale	$2,700.6	$2,485.4
Trading securities	—	53.9

Total investment securities	$2,700.6	$2,539.3

Amortized cost and estimated fair values of investment securities available-for-sale were as follows at December 31:

	2001
	Amortized Cost	Unrealized Estimated		Estimated Fair Value
		Gains	Losses
	(In millions)
Available-for-sale:
U.S. Government bonds	$284.2	$12.1	$0.7	$295.6
States and political subdivision bonds	22.5	1.3	—	23.8
Corporate bonds	2,245.5	65.0	22.6	2,287.9
Foreign bonds	95.7	1.4	3.8	93.3

Total investment securities	$2,647.9	$79.8	$27.1	$2,700.6

	2000
	Amortized Cost	Unrealized Estimated		Estimated Fair Value
		Gains	Losses
	(In millions)
Available-for-sale:
U.S. Government bonds	$505.4	$14.6	$0.3	$519.7
States and political subdivision bonds	29.5	0.8	—	30.3
Corporate bonds	1,868.5	26.2	34.4	1,860.3
Foreign bonds	71.8	0.8	3.9	68.7
Redeemable preferred stock	6.7	—	0.3	6.4

Total investment securities	$2,481.9	$42.4	$38.9	$2,485.4

The contractual maturities of investment securities available-for-sale were as follows at December 31:

	2001		2000
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Available-for-sale:
Due in 1 year or less	$148.3	$151.2	$249.1	$250.9
Due 1 through 5 years	1,025.3	1,054.5	975.5	980.4
Due 5 through 10 years	935.4	947.4	851.5	848.6
Due after 10 years	538.9	547.5	405.8	405.5

Total investment securities	$2,647.9	$2,700.6	$2,481.9	$2,485.4

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summarized by type of investment was as follows for the years ended December 31:

	2001	2000	1999
	(In millions)
Fixed maturity securities:
Available-for-sale	$170.4	$162.7	$155.9
Trading	0.6	2.0	—
Mortgage loans	173.4	175.7	164.1
Real estate	7.3	16.4	16.6
Policy loans	0.5	7.6	7.4
Collateral loans	—	6.0	7.0
Other	8.3	10.3	3.0

Gross investment income	360.5	380.7	354.0
Investment expenses	(11.9)	(22.3)	(17.3)

Net investment income	$348.6	$358.4	$336.7

Realized investment gains (losses) were as follows for the years ended December 31:

	2001	2000	1999
	(In millions)
Fixed maturity securities:
Available-for-sale	$(4.0)	$(6.3)	$(4.3)
Trading securities	—	—	1.4
Mortgage loans	2.4	1.2	0.1
Real estate	1.6	3.3	3.2

Net realized investment gains (losses)	$—	$(1.8)	$0.4

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $2.3 million and $3.6 million at December 31, 2001 and 2000, respectively.

6.    MORTGAGE LOANS

Although the Company underwrites commercial mortgages throughout the United States, mortgage loans in California represent a concentration of credit risk. The Company requires mortgage collateral and underwrites loans on either a partial or full recourse basis. The geographic concentration of mortgage loans was as follows at December 31:

	2001		2000
	Amount	Percent	Amount	Percent
	(Dollars in millions)
California	$815.3	40.7%	$856.5	41.5%
Oregon	141.0	7.0	152.4	7.4
Texas	157.9	7.9	158.0	7.7
Washington	72.4	3.6	83.9	4.1
Other	816.4	40.8	810.3	39.3

Total mortgage loans	$2,003.0	100.0%	$2,061.1	100.0%

The mortgage loan valuation allowance is estimated based on evaluating known and inherent risks in the loan portfolio. The allowance is based on management’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience, economic conditions, and individual loan analysis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest. Loan impairment is measured using discounted cash flows except when the current fair value, reduced by costs to sell, is determinable. Loans that are deemed uncollectible are written off against the allowance and recoveries, if any, are credited to the allowance. Mortgage loans foreclosed and transferred to real estate were $1.2 million and $2.2 million for 2001 and 1999, respectively. There were no mortgage loans foreclosed and transferred to real estate in 2000. The following table sets forth mortgage loan valuation and allowance provisions for the years ended December 31:

	2001	2000	1999
	(In millions)
Balance at beginning of the year	$4.4	$4.1	$4.3
Provision (recapture)	(0.7)	0.3	0.5
Net amount written off	(0.1)	—	(0.7)

Balance at end of the year	$3.6	$4.4	$4.1

7.    LIABILITY FOR UNPAID CLAIMS, CLAIMS ADJUSTMENT EXPENSES AND OTHER POLICYHOLDER FUNDS

Liability for unpaid claims and claims adjustment expenses include liabilities for accident and health insurance offered on products such as group long term and short term disability, individual disability, group dental, and group accidental death and dismemberment. The liability for unpaid claims and claim adjustment expenses are included in future policy benefits and claims in the consolidated balance sheets. The change in the liabilities for unpaid claims and claim adjustment expenses was as follows for the years ended December 31:

	2001	2000	1999
	(In millions)
Balance, beginning of year	$1,751.9	$1,232.6	$1,100.2
Less: reinsurance recoverable	(3.3)	(1.6)	(1.9)

Net balance, beginning of year	1,748.6	1,231.0	1,098.3

Incurred related to:
Current year	686.0	954.7	516.7
Prior years	46.3	1.4	13.9

Total incurred	732.3	956.1	530.6

Paid related to:
Current year	(203.5)	(165.3)	(152.9)
Prior years	(360.7)	(273.2)	(245.0)

Total paid	(564.2)	(438.5)	(397.9)

Net balance, end of year	1,916.7	1,748.6	1,231.0
Plus: reinsurance recoverable	2.6	3.3	1.6

Balance, end of year	$1,919.3	$1,751.9	$1,232.6

Other policyholder funds.    Other policyholder funds at December 31, 2001 and 2000 included $676.9 million and $589.1 million, respectively, of employer-sponsored defined contribution and benefit plans deposits and $555.4 million and $501.9 million, respectively, of individual deferred annuity deposits.

8.    INCOME TAXES

The provision (benefit) for income taxes was as follows for the years ended December 31:

	2001	2000	1999
	(In millions)
Current	$(3.3)	$118.0	$0.1
Deferred	61.8	(71.6)	41.0

Total income tax expense	$58.5	$46.4	$41.1

The difference between taxes calculated as if the statutory Federal tax rate of 35% was applied to income before income taxes and the recorded tax expense is reconciled as follows:

	2001	2000	1999
	(In millions)
Tax at corporate Federal rate of 35%	$57.6	$49.4	$42.3
Increase (decrease) in rate resulting from:
Tax exempt interest	(1.0)	(1.5)	(1.1)
Dividend received deduction	(0.4)	(1.7)	(0.8)
State income taxes, net of Federal benefit	1.4	2.9	1.4
Reorganization expenses	—	—	1.6
Amounts provided for uncertainties and adjustments	2.9	(1.3)	(1.4)
Other	(2.0)	(1.4)	(.9)

Total income taxes	$58.5	$46.4	$41.1

The amounts provided for uncertainties and adjustments primarily reflect uncertainties related to the use of estimates and the subsequent resolution of those uncertainties. Resolution occurs when amounts provided on an estimated basis are known or when the tax year closes.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax liability was as follows at December 31:

	2001	2000
	(In millions)
Investments	$—	$10.4
Policyholder liabilities	—	5.2
Other assets	29.3	5.4

Total deferred tax assets	29.3	21.0

Investments	86.6	—
Net unrealized capital gains	18.8	1.0
Policyholder liabilities	17.3	—
Deferred policy acquisition costs and value of business acquired	21.9	29.6
Other liabilities	—	24.4

Total deferred tax liabilities	144.6	55.0

Net deferred tax liability	$115.3	$34.0

9.    RETIREMENT BENEFITS

The Company has two non-contributory defined benefit pension plans and a postretirement benefit plan. The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended and the funded status at December 31:

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$97.9	$92.7	$13.3	$11.4
Service cost	6.2	6.0	0.7	0.7
Interest cost	8.0	7.1	1.2	1.0
Actuarial (gain) loss	4.4	(4.9)	1.7	1.5
Benefits paid	(3.6)	(3.0)	(0.5)	(1.3)

Benefit obligation at end of year	112.9	97.9	16.4	13.3

Change in plan assets:
Fair value of plan assets at beginning of year	115.8	102.0	9.9	8.2
Actual return on plan assets	7.5	7.0	1.1	0.8
Employer contributions	9.3	9.8	1.1	2.2
Benefits paid	(3.6)	(3.0)	(0.5)	(1.3)

Fair value of plan assets at end of year	129.0	115.8	11.6	9.9

Funded status	16.1	17.9	(4.8)	(3.4)
Unrecognized net transition asset	(1.0)	(1.2)	—	—
Unrecognized net actuarial gain	(3.5)	(8.9)	(3.7)	(4.3)

Prepaid (accrued) benefit cost	$11.6	$7.8	$(8.5)	$(7.7)

Net periodic benefit cost and assumptions used in the measurement of the benefit obligations were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
	(Dollars in millions)
Service cost	$6.2	$6.0	$5.4	$0.7	$0.7	$0.5
Interest cost	8.0	7.1	6.3	1.2	1.0	0.7
Expected return on plan assets	(8.8)	(7.0)	(6.2)	(0.5)	(0.4)	(0.4)
Amortization of unrecognized net transition asset	(0.2)	(0.2)	(0.2)	—	—	—
Recognized net actuarial gain	(0.4)	(0.7)	(0.4)	(0.1)	(0.4)	(0.4)

Net periodic benefit cost	$4.8	$5.2	$4.9	$1.3	$0.9	$0.4

Discount rate	7.75%	7.75%	7.25%	7.75%	7.75%	7.25%
Expected return on plan assets	7.75	6.75	6.75	5.00	5.00	5.00
Rate of compensation increase	5.90	5.90	5.96

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0% in the first year, 7.5% in the second year, and declined ratably to 5.0% over the next five years. A one-percentage-point change in the assumed health care cost trend rate would have the following effect at December 31, 2001:

	1% Point Increase	1% Point Decrease
	(In millions)
Increase (decrease):
Service and interest costs	$0.4	$(0.3)
Postretirement benefit obligation	2.6	2.1

The pension plans’ assets are invested in Standard’s general account invested assets. Effective January 2, 2002, the Company initiated an investment strategy to invest approximately 50% of the pension plan’s assets in equity investments. The postretirement benefit plan’s assets are separately invested primarily in long-term municipal bonds.

Substantially all full-time employees are covered by deferred compensation plans under which a portion of the employee contribution is matched. Contributions by Standard to the plans for 2001, 2000 and 1999 were $2.5 million, $2.2 million and $2.0 million, respectively.

Eligible executive officers are covered by a non-qualified supplemental retirement plan, which is currently unfunded. The accrued benefit cost was $6.9 million and $6.0 million, respectively, at December 31, 2001 and 2000. Expenses related to the plan were $1.4 million, $1.1 million and $1.5 million in 2001, 2000 and 1999, respectively.

10.    STOCK-BASED COMPENSATION

The 1999 Omnibus Stock Incentive Plan (“Stock Plan”) authorizes the board of directors of StanCorp to grant eligible employees certain incentive or non-statutory stock options, bonuses and performance stock options, restricted and foreign stock awards, and stock appreciation and cash bonus rights related to StanCorp’s common stock. All options are granted at a stock price of not less than the market value at the date of the option grant and may be exercised for a period not exceeding ten years from the date of the grant. The maximum number of shares of common stock that may be issued under the Stock Plan is 1.7 million.

Through December 31, 2001, options were granted to purchase 1,111,615 shares of common stock at prices ranging from $22.13 to $46.02 per share. The options were granted to members of StanCorp’s board of directors, and employee groups consisting of officer and non-officer employees. Members of StanCorp’s board of directors received grants of options totaling 58,500 shares of common stock. Officers received grants of options on an individual basis totaling 725,700 shares of common stock. Non-officer employees received grants of options totaling 327,415 shares of common stock. The grants generally are subject to a three and four year annual-step-vesting schedules from the date of the grant or beginning one year after date of grant. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. If compensation costs for awards under stock-based compensation plans had been determined based on the fair value at the grant dates using the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and net income per common share would have been reduced to the following pro forma amounts for the years ended December 31:

	2001		2000		1999
	As Reported	SFAS No. 123	As Reported	SFAS No. 123	Pro forma Reported	SFAS No. 123
Net income (in millions)	$106.0	$103.4	$94.7	$93.1	$79.9	$78.2
Net income per common share:
Basic	$3.47	$3.38	$2.97	$2.92	$2.37	$2.33
Diluted	3.44	3.35	2.95	2.90	2.37	2.32

For purposes of determining the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999
Dividend yield	0.7%	1.0%	1.0%
Expected stock price volatility	35.7	31.0	36.0
Risk-free interest rate	4.9	5.1	6.6
Expected option lives	7.3–9.1 years	8.2–9.7 years	7 years

The following tables set forth stock-based compensation plan activity for the years ended December 31:

	2001		2000		1999
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	827,470	$22.13–42.75	733,621	$22.13–25.19	—	$—
Granted	221,900	39.35–46.02	147,700	23.81–42.75	742,015	22.13–25.19
Exercised	(57,875)	22.13–42.75	(13,284)	22.13–27.13	—	—
Cancelled	(12,729)	22.13–44.20	(40,567)	22.13–29.89	(8,394)	23.75

Outstanding at end of period	978,766	$22.13–46.02	827,470	$22.13–42.75	733,621	$22.13–25.19

Options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2001	Weighted-Average Exercise Price
$22.13 – $29.88	737,266	7.3	$23.55	439,625	$23.14
31.69 – 39.63	12,650	8.6	34.72	4,070	34.07
40.75 – 46.02	228,850	9.1	42.88	8,304	43.57

	978,766	7.7	$28.22	451,999	$23.61

The weighted-average grant-date fair value of option awards in 2001, 2000 and 1999 was $20.95, $12.37 and $12.06, respectively.

Through December 31, 2001, 252,080 shares of restricted stock had been granted to key management employees. During 2001, 65,080 shares were released subject to a previously negotiated retention agreement and 28,000 performance based restricted shares were released based on the attainment of financial goals. The remaining 159,000 shares include 155,000 shares granted with restrictions based on the attainment of financial goals and 4,000 shares granted to two key management employees based on their continued employment with the Company through February 2005.

The Employee Share Purchase Plan allows eligible employees to purchase common stock at 85.0% of the lesser of the fair market value of the stock on either the purchase date or the effective date of each six month and five and a half month offering period. Under the terms of the plan, each eligible employee may elect to have up to 10.0% of the employee’s gross total cash compensation for the period withheld to purchase common stock. Under the Employee Share Purchase Plan, the maximum fair market value of common stock an employee may purchase in any calendar year is $25,000.

11.    REINSURANCE

Effective January 1, 2001, The Company sold its individual life insurance business to Protective Life through a reinsurance transaction. Effective October 1, 2000, the Company acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life. (See “—Note 2. Acquisition and Disposition of Product Lines.”)

Methods used by the Company to manage risk include, but are not limited to, sound underwriting, effective claims management, disciplined pricing, broad distribution of risk by geography, industry, occupation and customer size, maintaining a strong balance sheet and entering into reinsurance and catastrophe reinsurance arrangements. Insurance over maximum retention limits is routinely ceded to other companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. The maximum retention limit per individual for group life policies is $500,000. For group disability policies, the maximum monthly retention limit is $10,000 gross monthly benefit aggregated per individual. For individual disability policies, the maximum retention is generally $3,500 gross monthly benefit aggregated per individual. As of December 31, 2001, certain policies acquired from Minnesota Life had substantially higher retentions. In the Minnesota Life block of business, there are 3,100 policies, 4,400 insured lives, with net monthly benefits that exceed $5,000. If the reinsurer is unable to meet its obligations, the originating issuer of the insurance contract retains the liability. Except for the Minnesota Life and Protective Life transactions, the reinsurance agreements are generally yearly renewable term reinsurance agreements with each reinsurer.

In addition to product-specific reinsurance arrangements, reinsurance coverage has been maintained in the past for certain catastrophe losses. Subsequent to the terrorist events of September 11, the Company entered into a catastrophe reinsurance pool. The pool covers group life and accidental death and dismemberment for about 40 participating members of the pool. The reinsurance pool brings exposure to potential losses experienced by other participating members of the pool but substantially increases the Company’s catastrophe reinsurance coverage to approximately $200 million per event. If the Company had been in the pool on September 11, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million compared to pre-tax charges of $5.0 million actually incurred. An occurrence of a significant catastrophic event similar to the events of September 11, or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Standard is involved in a reinsurance and third-party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) to market Northwestern Mutual’s group long term and short term disability products using Northwestern Mutual’s agency distribution system. Generally, Standard provides reinsurance to Northwestern Mutual for 60% of the risk, and receives 60% of the premiums, for the policies issued. In addition to assuming reinsurance risk, Standard provides product design, pricing, state regulatory filings, underwriting, legal support, claims management and other administrative services under the arrangement. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.9%, 4.0% and 3.9% of the Company’s total premiums in 2001, 2000, and 1999, respectively.

The following table sets forth reinsurance information at or for the years ended December 31:

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars in millions)
2001:
Life insurance in force	$148,914.5	$6,851.7	$—	$142,062.8	—%

Premiums:
Life insurance and annuities	$535.1	$85.7	$—	$449.4	—%
Accident and health insurance	684.1	17.7	115.9	782.3	14.8

Total premiums	$1,219.2	$103.4	$115.9	$1,231.7	9.4%

2000:
Life insurance in force	$129,368.0	$2,212.1	$105.6	$127,261.5	0.1%

Premiums:
Life insurance and annuities	$470.6	$11.7	$0.5	$459.4	0.1%
Accident and health insurance	592.9	11.3	61.0	642.6	9.5

Total premiums	$1,063.5	$23.0	$61.5	$1,102.0	5.6%

1999:
Life insurance in force	$106,941.5	$2,252.3	$123.3	$104,812.5	0.1%

Premiums:
Life insurance and annuities	$410.6	$10.4	$0.3	$400.5	0.1%
Accident and health insurance	527.9	7.8	38.6	558.7	6.9

Total premiums	$938.5	$18.2	$38.9	$959.2	4.1%

Recoveries recognized under reinsurance agreements were $34.9 million, $10.7 million and $10.5 million for 2001, 2000 and 1999, respectively.

12.    INSURANCE INFORMATION

The following table sets forth insurance information at or for the years ended December 31:

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits and Claims	Other Policy- holder Funds	Premium Revenue	Net Investment Income	Benefits, Claims and Interest Expense	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses
	(In millions)
2001:
Employee Benefits- Insurance	$28.2	$1,858.9	$206.0	$1,129.5	$187.3	$931.9	$11.5	$255.9
Individual Insurance	66.2	1,264.9	846.0	81.2	98.9	118.4	7.9	35.3
Retirement Plans	1.0	74.7	676.9	21.0	52.1	45.0	—	28.3

Total	$95.4	$3,198.5	$1,728.9	$1,231.7	$338.3	$1,095.3	$19.4	$319.5

2000:
Employee Benefits- Insurance	$24.7	$1,675.1	$108.0	$973.5	$165.2	$799.6	$9.3	$226.4
Individual Insurance	142.3	1,221.1	868.5	104.8	128.0	174.3	10.3	42.9
Retirement Plans	—	73.3	589.1	23.7	50.7	46.0	—	28.4

Total	$167.0	$2,969.5	$1,565.6	$1,102.0	$343.9	$1,019.9	$19.6	$297.7

1999:
Employee Benefits- Insurance	$18.8	$1,512.7	$84.1	$855.6	$151.8	$712.2	$7.7	$193.6
Individual Insurance	101.4	685.7	902.2	87.0	121.5	154.9	9.7	41.7
Retirement Plans	—	69.9	585.4	16.6	50.6	43.0	—	26.0

Total	$120.2	$2,268.3	$1,571.7	$959.2	$323.9	$910.1	$17.4	$261.3

Amortization of deferred policy acquisition costs includes amortization of the value of business acquired through a reinsurance transaction. Other operating expenses include operating expenses, commissions and bonuses, and the net increase in deferred policy acquisition costs.

13.    REGULATORY MATTERS

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as accounting practices set forth in publications of the National Association of Insurance Commissioners (“NAIC”).

In March 1998 the NAIC adopted the Codification of Statutory Accounting Principles (“Codification”), which became effective January 1, 2001. Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company’s adoption of Codification increased statutory capital and surplus as of January 1, 2001 by approximately $6.1 million.

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ from GAAP are: a) bonds and mortgage loans are reported principally at amortized cost; b) asset valuation and interest maintenance reserves are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally furniture, equipment, and unsecured receivables, are not recognized as assets; d) premiums are recognized as income when due, annuity considerations with life contingencies are recognized as income when received; e) reserves for life and disability policies and contracts are based on statutory requirements; f) commissions, policy acquisition expenses, and the expenses of originating or acquiring investments are expensed as incurred; g) non-operating software and development costs are expensed as incurred; and (h) Federal income tax expense includes current income taxes defined as current year estimates of Federal income taxes and tax contingencies for current and all prior years; and amounts incurred or received during the year relating to prior periods, to the extent not previously provided. Deferred tax assets and liabilities are included in the regulatory financial statements and represent the expected future tax consequences of differences between the tax and the financial statement basis of assets and liabilities. Changes in the differences are recognized in surplus.

Standard received written approval from the Oregon Department to include collateral loan balances fully secured by policy cash values as admitted assets, which differs from prescribed statutory accounting practices. Prescribed accounting practices generally require amounts in excess of 80% of the market value of the pledged collateral to be designated as non-admitted. As of December 31, 2000, the permitted practice increased statutory surplus by $12.7 million over the amount that would have been permitted under prescribed accounting practices. Effective January 1, 2001, collateral loans were sold in connection with the reinsurance transaction with Protective Life (see “—Note 2. Acquisition and Disposition of Product Lines”).

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends that they could declare and pay to StanCorp without prior approval of the states in which the subsidiary is domiciled. The amount available for payment of dividends by Standard without approval of the Oregon Department is $126.9 million in 2002. There was no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2002.

State insurance departments require insurance enterprises to adhere to minimum Risk-Based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2001 and 2000 the insurance subsidiaries’ RBC levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The amount of statutory capital and surplus necessary to satisfy the regulatory action requirements was $108.1 million and $124.3 million at December 31, 2001 and 2000, respectively.

The following table reconciles the statutory shareholder surplus of the insurance subsidiaries as reported to state insurance regulatory authorities with the Company’s GAAP equity at December 31:

	2001	2000
	(In millions)
Statutory shareholder surplus	$641.9	$517.7
Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	163.1	169.5
Deferred policy acquisition costs	58.9	125.8
Deferred tax liabilities	(153.6)	(34.0)
Federal income taxes accrued	40.7	41.0
Reinsurance receivable	50.6	30.6
Premiums receivable	(14.1)	(18.3)
Asset valuation reserve	44.4	39.8
Interest maintenance reserve	1.9	4.1
Valuation of investments	51.2	2.8
Equity of StanCorp and its non-insurance subsidiaries	(34.7)	(36.7)
Non-admitted assets	70.1	24.1
Reinsurance assumed	58.9	61.0
Other, net	(5.6)	(3.0)

GAAP equity	$973.7	$924.4

The following table reconciles statutory gain from operations as reported to insurance regulatory authorities with GAAP net income for the years ended December 31:

	2001	2000	1999
	(In millions)
Statutory gain from operations	$128.4	$43.3	$116.8
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	13.6	(35.8)	(19.3)
Deferred policy acquisition costs	16.3	5.5	5.3
Deferred income taxes	(61.8)	71.6	(41.0)
Current income taxes	(5.0)	2.6	22.6
Earnings of StanCorp and its non-insurance subsidiaries	1.3	3.3	4.5
Other, net	13.2	4.2	(9.0)

GAAP Net income	$106.0	$94.7	$79.9

14.    PARENT HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

Set forth below are the unconsolidated condensed financial statements of StanCorp. The significant accounting policies used in preparing the financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company except that StanCorp’s subsidiaries are carried under the equity method.

The following table presents StanCorp’s condensed statements of income for the years ended December 31:

	2001	2000	1999
	(In millions)
Net investment income	$0.5	$3.2	$2.3
Expenses:
Interest expense	1.9	1.6	0.1
Operating expenses	2.6	2.6	0.1

Total	4.5	4.2	0.2

Income (loss) before income taxes and equity in net income of subsidiaries	(4.0)	(1.0)	2.1
Income taxes	0.7	2.0	3.0
Equity in net income of subsidiaries	110.7	97.7	80.8

Net income	$106.0	$94.7	$79.9

The following table presents StanCorp’s condensed balance sheets at December 31:

	2001	2000
	(In millions)
ASSETS
Cash and cash equivalents	$0.6	$5.2
Investment in subsidiaries	1,027.6	980.4
Receivable from subsidiaries	23.5	—
Other assets	10.1	4.9

Total	$1,061.8	$990.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$88.1	$66.1
Total shareholders’ equity	973.7	924.4

Total	$1,061.8	$990.5

The following table presents StanCorp’s condensed statements of cash flows for the years ended December 31:

	2001	2000	1999
	(In millions)
Operating:
Net income	$106.0	$94.7	$79.9
Change in operating assets and liabilities	(4.6)	(7.1)	2.4

Net cash provided by operating activities	101.4	87.6	82.3
Investing:
Investment in subsidiaries	(111.2)	(215.6)	(822.4)
Dividends received from subsidiaries	95.5	57.6	—
Other investments	—	56.7	(72.8)

Net cash used in investing activities	(15.7)	(101.3)	(895.2)
Financing:
Advances from (to) affiliates, net	(18.5)	(3.8)	4.6
Line of credit, net	16.3	65.0	—
Proceeds from issuance (repurchase) of common stock	(78.9)	(41.0)	819.7
Dividends on common stock	(9.2)	(8.7)	(4.0)

Net cash provided by (used in) financing activities	(90.3)	11.5	820.3
Increase (decrease) in cash and cash equivalents	(4.6)	(2.2)	7.4
Cash and cash equivalents, beginning of year	5.2	7.4	—

Cash and cash equivalents, end of year	$0.6	$5.2	$7.4

15.    COMMITMENTS AND CONTINGENCIES

The Company has a $100.0 million unsecured line of credit available through June 29, 2002. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 2.38% at December 31, 2001. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At December 31, 2001, the Company was in compliance with all such covenants. At December 31, 2001, $81.3 million was outstanding on the line of credit.

From time to time, the Board of Directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of

Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. During 2001, the Company repurchased over 1.9 million shares of its common stock at a total cost of $84.7 million, for a weighted-average price per share of $43.65. At December 31, 2001, 1.3 million shares are authorized for repurchase through September 30, 2002.

At December 31, 2001, the Company had outstanding commitments to fund or acquire various assets, generally commercial mortgage loans with interest rates ranging from 6.63% to 8.75%, totaling $91.4 million. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon. The Company currently has no commitments consisting of standby letters of credit, guarantees, standby repurchase obligations, or other related commercial commitments.

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2009, with renewal options for periods ranging from one to five years. Future minimum payments under the leases are: 2002, $9.5 million; 2003, $6.2 million; 2004, $5.2 million; 2005, $4.5 million; 2006, $3.9 million and thereafter, $8.3 million. Total rent expense was $12.0 million, $9.5 million and $8.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, minimum future rental receivables on non-cancelable leases with initial terms of one year or more were: 2002, $12.2 million; 2003, $11.4 million; 2004, $10.3 million; 2005, $8.9 million; 2006, $7.3 million; and thereafter, $26.6 million.

In the normal course of business, the Company is involved in various legal actions and other state and Federal proceedings. A number of the actions or proceedings were pending as of December 31, 2001. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

16.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter:

	2001
	4th	3rd	2nd	1st
	(In millions—except share data)
Premiums	$316.7	$310.9	$305.9	$298.2
Net investment income	90.1	87.1	86.6	84.8
Net realized investment gains (losses)	(0.3)	0.4	(0.6)	0.5
Total revenues	407.9	399.9	392.8	384.8
Policyholders benefits	257.9	262.1	256.2	240.8
Net income	28.0	25.8	26.0	26.2
Net income per common share:
Basic	$0.94	$0.85	$0.84	$0.84
Diluted	0.93	0.84	0.84	0.83

	2000
	4th	3rd	2nd	1st
	(In millions—except share data)
Premiums	$299.6	$277.0	$266.6	$258.8
Net investment income	95.9	88.2	87.2	87.1
Net realized investment gains (losses)	(9.1)	(1.0)	2.1	6.2
Total revenues	387.1	365.6	357.2	352.8
Policyholders benefits	256.0	234.3	221.8	217.4
Net income	17.6	23.9	26.1	27.1
Net income per common share:
Basic	$0.56	$0.75	$0.82	$0.83
Diluted	0.55	0.75	0.81	0.83

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS OF THE REGISTRANT

Reported under the caption “Election of Directors” and “Beneficial Ownership Reporting Compliance” in the Company’s 2002 Proxy Statement, herein incorporated by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Reported under the caption “Compensation of Executive Officers” in the Company’s 2002 Proxy Statement, herein incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reported under the caption “Share Ownership of Directors, Executive Officers and Certain Shareholders” in the Company’s 2002 Proxy Statement, herein incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reported under the caption “Compensation of Executive Officers—Certain Relationships and Related Transactions” in the Company’s 2002 Proxy Statement, herein incorporated by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index of documents filed as part of the report:

1.  The following Consolidated Financial Statements of StanCorp are included in Item 8.

2.  Financial Statement Schedules.

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

3.  Exhibits Index.

Number	Name

2.1	Acquisition Agreement by and Between Minnesota Life Insurance Company and Standard Insurance Company

2.2	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company

3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended

3.2	Bylaws of StanCorp Financial Group, Inc.

4	Form of Rights Agreement

10.1	Form of Change of Control Agreement

10.2	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended

10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan

10.4	Long Term Incentive Compensation Plan (LTIP) Plan Years—1998-2000

10.5	The Standard Retirement Plan for Home Office Personnel Restatement (1992)

10.6	Standard Insurance Company Amended and Restated Supplemental Deferred Compensation Plan for Senior Officer Management Group

10.7	Standard Insurance Company Home Office Employees’ Deferred Compensation Plan Restatement 2000

10.8	Standard Insurance Company Amended and Restated Deferred Compensation Plan for Senior Officer Management Group

10.9	Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 30, 2000 $100,000,000

10.10	Third Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of September 25, 2001 $100,000,000

10.11	Form of StanCorp 1999 Omnibus Stock Incentive Plan Restricted Stock Agreement

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent

24	Power of Attorney of Directors of StanCorp Financial Group, Inc.

(b)  Reports on Form 8-K:

The Company did not file any reports on Form 8-K for the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on March 14, 2002.

STANCORP FINANCIAL GROUP, INC.

By:	/s/ RONALD E. TIMPE
Name: Ronald E. Timpe
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD E. TIMPE Ronald E. Timpe	Chairman, President & Chief Executive Officer	March 14, 2002

/s/ ERIC E. PARSONS Eric E. Parsons	Senior Vice President & Chief Financial Officer	March 14, 2002

/s/ CINDY J. MCPIKE Cindy J. McPike	Vice President, Controller & Treasurer, Principal Accounting Officer	March 14, 2002

* Virginia L. Anderson	Director	March 14, 2002

* Frederick W. Buckman	Director	March 14, 2002

* John E. Chapoton	Director	March 14, 2002

* Barry J. Galt	Director	March 14, 2002

* Richard Geary	Director	March 14, 2002

* Peter T. Johnson	Director	March 14, 2002

* Peter O. Kohler	Director	March 14, 2002

Signature	Title	Date

* Jerome J. Meyer	Director	March 14, 2002

* Ralph R. Peterson	Director	March 14, 2002

* E. Kay Stepp	Director	March 14, 2002

* Mike Thorne	Director	March 14, 2002

* Franklin E. Ulf	Director	March 14, 2002

*By:	/s/ MICHAEL T. WINSLOW
Michael T. Winslow, as Attorney-in-fact (Vice President, General Counsel and Corporate Secretary)

EXHIBITS INDEX

Number	Name	Method of Filing

2.1	Acquisition Agreement by and Between Minnesota Life Insurance Company and Standard Insurance Company	Filed as Exhibit 2 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference

2.2	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company	Filed as Exhibit 2 on Registrant’s Form 10-Q, dated May 14, 2001, and incorporated herein by this reference

3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended	Filed as Exhibit 4.1 on Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.1 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

4	Form of Rights Agreement	Filed as Exhibit 4.2 on the Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference

10.1	Form of Change of Control Agreement	Filed as Exhibit 10.1 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference

10.2	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on the Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference

10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.3 on the Registrant’s Form 10-K, dated, March 14, 2000, and incorporated herein by this reference

10.4	Long Term Incentive Compensation Plan (LTIP) Plan Years—1998-2000	Filed as Exhibit 10.5 on the Registrant’s Form S-1A, dated March 22, 1999, and incorporated herein by this reference

10.5	The Standard Retirement Plan for Home Office Personnel Restatement (1992)	Filed as Exhibit 10.6 on the Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.6	Standard Insurance Company Amended and Restated Supplemental Deferred Compensation Plan for Senior Officer Management Group	Filed as Exhibit 10.7 on the Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.7	Standard Insurance Company Home Office Employees’ Deferred Compensation Plan Restatement 2000	Filed as Exhibit 10.7 on the Registrant’s Form 10-Q, Dated November 3, 2000, and incorporated herein by this reference

10.8	Standard Insurance Company Amended and Restated Deferred Compensation Plan for Senior Officer Management Group	Filed as Exhibit 10.8 on the Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.9	Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Associated Dated as of June 30, 2000 $100,000,000	Filed as Exhibit 10.9 on the Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference

Number	Name	Method of Filing

10.10	Third Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Associated Dated as of September 25, 2001, $100,000,000	Filed as Exhibit 10.9 on the Registrant’s Form 10-Q, dated November 13, 2001, and incorporated herein by this reference

10.11	Form of StanCorp 1999 Omnibus Stock Incentive Plan Restricted Stock Agreement	Filed as Exhibit 10.10 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference

21	Subsidiaries of the Registrant	Filed herewith

23	Independent Auditors’ Consent	Filed herewith

24	Power of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith