Form 10-Q
period 2002-03-31
STANCORP FINANCIAL GROUP INC
filed 2002-05-14
CIK 1079577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

(503) 321-7000
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 3, 2002 there were 29,669,752 shares of the Registrant’s common stock, no par value, outstanding.

INDEX

PART I.    FINANCIAL INFORMATION

i

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In millions—except share data)

	Three Months Ended March 31,
	2002	2001

Revenues:
Premiums	$332.3	$298.2
Net investment income	90.5	84.8
Net realized investment gains	0.5	0.5
Other	1.5	1.3

Total	424.8	384.8

Benefits and expenses:
Policyholder benefits	271.3	240.8
Interest paid on policyholder funds	17.7	20.2
Operating expenses	56.0	50.4
Commissions and bonuses	34.4	29.8
Premium taxes and other	5.4	5.7
Net increase in deferred policy acquisition costs and value of business acquired	(6.2)	(2.3)

Total	378.6	344.6

Income before income taxes	46.2	40.2
Income taxes	16.6	14.0

Net income	29.6	26.2

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale	(25.6)	25.1
Reclassification adjustment for realized gains included in net income	(1.1)	(0.3)

Total	(26.7)	24.8

Comprehensive income	$2.9	$51.0

Net income per common share:
Basic	$1.00	$0.84
Diluted	0.99	0.83

Weighted-average common shares outstanding:
Basic	29,591,379	31,316,760
Diluted	29,924,668	31,581,646

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions—except share data)

	March 31, 2002	December 31, 2001
ASSETS

Investments:
Investment securities	$2,864.1	$2,700.6
Mortgage loans, net	2,043.5	2,003.0
Real estate, net	70.8	72.0
Policy loans	5.2	5.4

Total investments	4,983.6	4,781.0
Cash and cash equivalents	55.0	212.3
Premiums and other receivables	67.2	73.7
Accrued investment income	64.7	59.4
Amounts recoverable from reinsurers	871.3	867.5
Deferred policy acquisition costs and value of business acquired, net	101.9	95.4
Property and equipment, net	76.2	76.8
Other assets	64.0	91.7
Separate account assets	1,128.2	1,019.2

Total	$7,412.1	$7,277.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Future policy benefits and claims	$3,260.4	$3,198.5
Other policyholder funds	1,684.3	1,728.9
Deferred tax liabilities	99.5	115.3
Other liabilities	272.0	241.4
Separate account liabilities	1,128.2	1,019.2

Total liabilities	6,444.4	6,303.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 29,641,388 and 29,782,966 shares issued at March 31, 2002 and December 31, 2001, respectively	690.9	699.8
Accumulated other comprehensive income	6.6	33.3
Retained earnings	270.2	240.6

Total shareholders’ equity	967.7	973.7

Total	$7,412.1	$7,277.0

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In millions—except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2001	31,565,486	$778.7	$1.9	$143.8	$924.4
Net income	—	—	—	106.0	106.0
Other comprehensive income, net of tax	—	—	31.4	—	31.4
Common stock:
Repurchased	(1,940,900)	(84.7)	—	—	(84.7)
Issued to directors	2,952	0.1	—	—	0.1
Issued under employee stock plans, net	155,428	5.7	—	—	5.7
Dividends declared on common stock	—	—	—	(9.2)	(9.2)

Balance, December 31, 2001	29,782,966	699.8	33.3	240.6	973.7

Net income	—	—	—	29.6	29.6
Other comprehensive loss, net of tax	—	—	(26.7)	—	(26.7)
Common stock:
Repurchased	(209,600)	(11.2)	—	—	(11.2)
Issued to directors	676	0.1	—	—	0.1
Issued under employee stock plans, net	67,346	2.2	—	—	2.2

Balance, March 31, 2002	29,641,388	$690.9	$6.6	$270.2	$967.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2002	2001

Operating:
Net income	$29.6	$26.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(0.5)	(0.5)
Depreciation and amortization	8.6	8.6
Deferral of policy acquisition costs and value of business acquired, net	(11.1)	(6.5)
Deferred income taxes	(0.7)	(48.1)
Changes in other assets and liabilities:
Trading securities	—	1.4
Receivables and accrued income	(1.2)	4.4
Future policy benefits and claims	61.9	200.2
Other, net	65.2	(34.3)

Net cash provided by operating activities	151.8	151.4

Investing:
Proceeds of investments sold, matured, or repaid:
Fixed maturity securities—available-for-sale	107.7	53.5
Mortgage loans	83.6	88.7
Real estate	0.8	6.1
Other investments	—	2.4
Costs of investments acquired or originated:
Fixed maturity securities—available-for-sale	(240.5)	(283.8)
Mortgage loans	(123.9)	(113.8)
Real estate	(0.1)	(1.0)
Property and equipment, net	(1.9)	(3.2)
Disposition of product line	—	(137.2)

Net cash used in investing activities	(174.3)	(388.3)

Financing:
Policyholder fund deposits	188.2	35.6
Policyholder fund withdrawals	(232.8)	(171.5)
Line of credit, net	(81.3)	(61.0)
Issuance of common stock	2.3	0.9
Repurchase of common stock	(11.2)	(16.6)
Dividends paid on common stock	—	(2.2)

Net cash used in financing activities	(134.8)	(214.8)

Decrease in cash and cash equivalents	(157.3)	(451.7)

Cash and cash equivalents, beginning of period	212.3	473.7

Cash and cash equivalents, end of period	$55.0	$22.0

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$19.5	$33.0
Income taxes.	(0.2)	52.9

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

The unaudited consolidated financial statements include StanCorp and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

StanCorp’s largest subsidiary, Standard, underwrites group and individual disability and annuity products, and life and dental insurance for groups. Standard, founded in 1906, is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam. Standard is an admitted reinsurer in the state of New York. The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide long term and short term disability, life, and accidental death and dismemberment insurance for groups in New York. The Company, through its insurance subsidiaries, now has the authority to underwrite insurance products in all 50 states.

StanCorp’s other subsidiaries provide complementary financial and management services. StanCorp Mortgage Investors originates, underwrites and services small commercial mortgage loans for investment portfolios of the insurance subsidiaries as well as generating fee income from the origination and servicing of mortgage loans sold to institutional investors. StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to retirement plan clients.

2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. This report should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.

3.     NET INCOME PER SHARE

Basic net income per common share was calculated based on the weighted-average number of common shares outstanding. Net income per diluted common share reflects the potential effects of restricted stock grants and exercise of outstanding options. The weighted-average share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. Net income per diluted common share was calculated as follows:

	Three Months Ended March 31,
	2002	2001
Net income (in millions)	$29.6	$26.2

Basic weighted-average common shares outstanding	29,591,379	31,316,760
Stock options	276,134	221,807
Restricted stock	57,155	43,079

Diluted weighted-average common shares outstanding	29,924,668	31,581,646

Net income per diluted common share	$0.99	$0.83

4.     ACQUISITION AND DISPOSITION OF PRODUCT LINES

Effective October 1, 2000, Standard acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company (“Minnesota Life”). Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding liabilities. In accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life. The market value of assets required to be maintained in the trust at March 31, 2002, was $522.9 million. Accompanying this transaction was an agreement that provides access to Minnesota Life agents who now market Standard’s individual disability insurance products.

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

5.    SEGMENTS

The Company’s reportable segments are major lines of business based on products and services provided to customers through its distribution channels. Three reportable segments comprise a substantial majority of the Company’s operations: Employee Benefits—Insurance, Individual Insurance and Retirement Plans. Performance assessment and resource allocation are done at the segment level. The Employee Benefits—Insurance segment sells group life and disability insurance products, dental insurance, and accidental death and dismemberment insurance. The Individual Insurance segment sells disability insurance to individuals nationally and markets a full line of immediate and deferred fixed rate annuities. The Retirement Plans segment sells full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium-sized employers.

Amounts reported as “Other” primarily include return on capital not allocated to the product segments, other financial service businesses, holding company expenses and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp’s mortgage lending and investment management subsidiaries.

The following tables set forth selected segment information at or for the three months ended March 31:

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
2002:
Revenues:
Premiums	$306.8	$20.4	$5.1	$—	$332.3
Net investment income	48.3	25.9	12.8	3.5	90.5
Net realized investment gains (losses)	0.7	(0.1)	(0.1)	—	0.5
Other	1.3	0.2	—	—	1.5

Total revenues	357.1	46.4	17.8	3.5	424.8

Benefits and expenses:
Policyholder benefits	248.1	21.4	1.8	—	271.3
Interest credited	1.4	8.1	8.1	0.1	17.7
Operating expenses	41.7	5.8	6.8	1.7	56.0
Commissions and bonuses	26.0	6.3	2.1	—	34.4
Premium taxes and other	5.3	0.1	—	—	5.4
Net increase in deferred policy acquisition costs and value of business acquired	(2.1)	(3.2)	(0.9)	—	(6.2)

Total benefits and expenses	320.4	38.5	17.9	1.8	378.6

Income (loss) before income taxes	$36.7	$7.9	$(0.1)	$1.7	$46.2

Total assets	$2,820.6	$2,426.4	$1,909.1	$256.0	$7,412.1

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
2001:
Revenues:
Premiums	$273.8	$19.8	$4.6	$—	$298.2
Net investment income	45.3	25.5	12.4	1.6	84.8
Net realized investment gains (losses)	(0.6)	—	—	1.1	0.5
Other	1.2	0.1	—	—	1.3

Total revenues	319.7	45.4	17.0	2.7	384.8

Benefits and expenses:
Policyholder benefits	221.9	17.2	1.7	—	240.8
Interest credited	2.9	8.6	8.6	0.1	20.2
Operating expenses	37.0	5.7	6.2	1.5	50.4
Commissions and bonuses	23.4	5.0	1.4	—	29.8
Premium taxes and other	4.8	0.8	—	0.1	5.7
Net increase in deferred policy acquisition costs and value of business acquired	(1.6)	(0.7)	—	—	(2.3)

Total benefits and expenses	288.4	36.6	17.9	1.7	344.6

Income (loss) before income taxes	$31.3	$8.8	$(0.9)	$1.0	$40.2

Total assets	$2,604.5	$2,191.7	$1,726.4	$229.9	$6,752.5

The accounting policies of the segments are the same as those described in the condensed notes to unaudited consolidated financial statements.

6.    COMMITMENTS AND CONTINGENCIES

The Company has a $100.0 million unsecured line of credit available through June 29, 2002. The Company expects to renew this line or obtain a satisfactory substitution prior to the expiration date. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 2.25% at March 31, 2002. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At March 31, 2002, the Company was in compliance with all such covenants. At March 31, 2002, there were no outstanding borrowings on the line of credit.

In the normal course of business, the Company is involved in various legal actions and other state and Federal proceedings. A number of actions or proceedings were pending as of March 31, 2002. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated financial condition and results of operations of StanCorp Financial Group, Inc. (“StanCorp”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the unaudited consolidated financial statements and related condensed notes thereto.

Forward-looking Statements

The management of the Company has made in this Form 10-Q, and from time to time may make in its public filings, news releases and oral presentations and discussions, certain statements related to projected growth and future events. Such statements may relate to regulatory actions, the intent, belief, or current expectations of the Company’s management, the future operating performance of the Company and other statements regarding matters that are not historical facts. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements are subject to risks and uncertainties, actual results in future periods may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: (i) claims experience and deterioration in morbidity, mortality, and persistency, (ii) changes in interest rates or the condition of the national economy, (iii) changes in the regulatory environment at the state or Federal level, (iv) competition from other insurers and financial services companies, (v) achievement of financial objectives including premium growth, growth in assets under management, or other growth objectives, (vi) asset credit quality and delinquencies on bonds and commercial mortgage loans, (vii) achievement of expense management objectives, (viii) changes in claims paying ability ratings, (ix) adverse findings in litigation or other legal proceedings, (x) availability and adequacy of reinsurance and catastrophe reinsurance coverage, (xi) potential charges resulting from membership in a catastrophe reinsurance pool, (xii) events of terrorism, natural disasters, or other catastrophic occurrences, (xiii) adequacy of the diversification of geographic or industry risk, (xiv) ability to achieve financing objectives, (xv) on-going risks associated with dependence on information technology systems, (xvi) successful integration and maintenance of strategic marketing alliances, and (xvii) successful entry into the New York insurance market.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require management to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates most susceptible to material changes due to significant judgment (the “critical accounting policies”) are those used in determining the reserves, deferred policy acquisition costs, and the provision for income taxes. The results of these estimates are critical because computed results affect the Company’s profitability and may affect key industry indicators used to measure the Company’s performance. These estimates have a material effect on the Company’s financial position and results of operations.

The Company calculates reserves at amounts that, with additions from premiums to be received and with interest on such reserves at certain assumed rates, are expected to be sufficient to meet policy obligations at their maturities or in the event of an insured’s death or disability. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement. The development of reserves includes a variety of assumptions about future interest rates, mortality and morbidity of insureds, persistency of policies, and claims management expenses. These estimates are modified to reflect actual experience when appropriate. Because the development of reserves is heavily dependent on assumptions, the amounts which will ultimately be paid to settle the liability may differ from those estimated in advance.

Acquisition costs related to the production of new business have been deferred to accomplish matching against related future premiums and gross profits. Such costs may include commissions and incentive payments, certain costs of policy issuance and underwriting and certain variable field office expenses. Deferred acquisition costs are amortized as follows: group life and disability insurance products in proportion to future premiums generally over five years; individual disability insurance products, in proportion to future premiums over the life of the contract averaging 20 to 25 years; individual deferred annuities, in proportion to expected gross profits generally over 15 years; and group annuity products, in proportion to expected gross profits generally over 10 years. Deferred policy acquisition costs are charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover amounts deferred. Various assumptions are used in the developing the amounts to be amortized each period, including future interest rates and expected future profitability. These estimates are modified to reflect actual experience when appropriate. Because of the impact of these assumptions on the amounts amortized, unexpected changes in factors underlying the assumptions could have a material impact on amounts amortized or charged to current earnings.

The provision for income taxes includes amounts currently payable, and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates and laws, and amounts provided for uncertainties and adjustments related to the subsequent resolution of those uncertainties. Uncertainties are generally resolved when a tax year is no longer subject to audit with the Internal Revenue Service. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon resolution may differ from amounts previously estimated and the differences could have a material impact on amounts charged to current earnings.

Business Developments

Effective October 1, 2000, Standard Insurance Company (“Standard”) acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company (“Minnesota Life”). Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding liabilities. In accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life. The market value of assets required to be maintained in the trust at March 31, 2002 was $522.9 million. Accompanying this transaction was an agreement that provides access to Minnesota Life agents who now market Standard’s individual disability insurance products.

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

During the first quarter of 2002, The Standard Life Insurance Company of New York received approval from the State of New York Insurance Department to sell group life and accidental death and dismemberment (“AD&D”) insurance products in New York. The Standard Life Insurance Company of New York is now licensed to provide long term and short term disability, life, and AD&D insurance for groups in New York.

Also during the first quarter of 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that will offer Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide participating provider organization panel. Management believes that the dental product together with life and disability products will provide a more attractive product package.

Financial Objectives

The Company has publicly stated financial objectives for premium growth, operating income growth and operating return on average equity. Despite lower levels of national job growth and fewer small case sales, the first quarter 2002 results indicate that the Company is on target to meet each of the financial objectives. The following sets forth the Company’s financial objectives and first quarter 2002 results against those objectives:

•
Growth in premiums (adjusted for experience rated refunds in the Employee Benefits—Insurance segment) is targeted to be 10% to 12% per year. Premiums increased 10.1% for the first quarter of 2002 compared to the first quarter of 2001, indicating progress toward the annual objective. Premium growth was 10.9% for 2001 compared to 2000.

•
Growth in operating income (net income excluding after tax realized capital gains or losses and special items) per diluted common share is targeted to be 12% to 15% per year. Operating income increased 19.5% for the first quarter of 2002 compared to the first quarter of 2001. Operating income increased 13.9% for 2001 compared to 2000.

•
Growth in annual operating return on average equity is targeted to be 13% to 14% by the end of 2003 and 14% to 15% by the end of 2005. Operating return on average equity for the first quarter of 2002 was 12.3% compared to 11.4% for 2001.

Risk Management and Reinsurance

Methods used by the Company to manage risk include, but are not limited to, sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by geography, industry, occupation, customer size and salary range, and maintenance of a strong balance sheet. As part of risk management, the Company maintains reinsurance and catastrophe reinsurance. An occurrence of a significant catastrophic event, or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Consolidated Results of Operations

Premiums

Premiums, adjusted for experience rated refunds in the Employee Benefits—Insurance segment, increased $30.7 million, or 10.1%, for the first quarter of 2002 compared to the first quarter of 2001 primarily due to growth in the Employee Benefits—Insurance segment. The 10.1% growth rate was slightly lower than the 10.9% achieved in 2001. Management believes the slower rate of premium growth in the first quarter of 2002 was primarily due to the effects of current economic conditions, including lower levels of national job growth and caution on the part of employers when introducing new employee benefits. (See “—Selected Segment Information”.)

Net Investment Income

Net investment income, which is affected primarily by changes in the overall interest rate environment and levels of invested assets, increased $5.7 million, or 6.7% for the first quarter of 2002 compared to the first quarter of 2001. Net investment income in 2001 included unrealized losses of $1.1 million in the market value of a portfolio of convertible securities, which was liquidated in the second quarter of 2001. The remaining increase resulted primarily from an increase in average invested assets of $178.0 million, or 3.8%.

The portfolio yield for the fixed maturity securities decreased to 6.71% at March 31, 2002, from 6.97% at March 31, 2001. The portfolio yield for commercial mortgage loans decreased to 8.17% at March 31, 2002, from 8.32% at March 31, 2001. Portfolio yields may increase or decrease in the future depending on changes in the overall interest rate environment and other factors.

Net Realized Investment Gains

Net realized investment gains were $0.5 million for the first quarters of 2002 and 2001. Recent changes in economic conditions have increased the possibility of losses on invested assets as compared to historical levels. Management continually monitors the value of its invested assets and records impairment charges for declines in market value when they are deemed to be other than temporary.

Policyholder Benefits, Including Interest on Policyholder Funds

Policyholder benefits reflect changes in the liability for future policy benefits and claims. Policyholder benefits are affected by claims experience, which can fluctuate significantly from period to period. Policyholder benefits, including interest paid on policyholder funds, increased $28.0 million, or 10.7%, for the first quarter of 2002 compared to the first quarter of 2001. The increase primarily resulted from business growth in the Employee Benefits—Insurance segment as evidenced by the growth in premiums for that segment. Other factors included a favorable benefit ratio (the ratio of policyholder benefits to premiums) in the Employee Benefits—Insurance segment, offset in part by a higher benefit ratio from the Individual Insurance segment. (See “—Selected Segment Information”.)

Operating Expenses

Operating expenses increased $5.6 million, or 11.1%, for the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily from operating expense growth in the Employee Benefits—Insurance segment of $4.7 million to support business growth as evidenced by premium growth. Over time, management intends to manage operating expenses at a growth rate that is less than the rate of premium growth. This margin was not maintained in the first quarter of 2002, and is not expected to be maintained for most of 2002, due to a decrease in the rate of premium growth for the same comparative periods. Management believes the slowing in premium growth will be temporary, but will continue to monitor premium growth, and related indicators such as sales, and take initiatives to reduce expense growth if future premium growth does not achieve expected levels.

Commissions and Bonuses

Commissions and bonuses primarily represent sales based compensation that vary depending on the product, whether the sale is in its first year or a renewal year, and other factors. Therefore, commissions will tend to fluctuate with premiums, but not directly due to the structure of various commission programs. Commissions and bonuses increased $4.6 million, or 15.4%, for the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily due to bonus payments in the Employee Benefits—Insurance segment and higher commissions for disability products in the Individual Insurance segment (see “—Selected Segment Information”).

Net Increase in Deferred Policy Acquisition Costs and Value of Business Acquired

The net reduction in expense for deferral and amortization of policy acquisition costs was $6.2 million for the first quarter of 2002 compared to a net reduction of $2.3 million for the first quarter of 2001. The net reduction in expense resulted primarily from deferral of higher commissions and bonuses in Employee Benefits—Insurance segment and the Individual Insurance segment (see “—Commissions and Bonuses” and “—Selected Segment Information”).

Income Taxes

Total income taxes differ from the amount computed by applying the Federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the Federal benefit. The combined Federal and state effective tax rates were 35.74% and 34.80% for the first quarters of 2002 and 2001, respectively. The lower effective rate in the first quarter of 2001 resulted primarily from resolution of tax uncertainties, which had been provided for in prior years. The years currently open for audit by the Internal Revenue Service are 1996 through 2001.

Net Income

Net income for the first quarter of 2002 was $29.6 million, a 13.0% increase over $26.2 million for the first quarter of 2001. The increase primarily resulted from premium growth and a decrease in the benefit ratio in the Employee Benefits—Insurance segment (see “—Selected Segment Information—Employee Benefits—Insurance Segment”).

Net income differs from operating income in that it includes capital gains and losses and any special items, both net of tax. Capital gains and losses result from the impairment or disposition of invested assets, which may or may not continue in the future.

Selected Segment Information

The following table sets forth selected segment information at or for the three months ended March 31:

	2002	2001
	(In millions)

Revenues:
Employee Benefits—Insurance segment	$357.1	$319.7
Individual Insurance segment	46.4	45.4
Retirement Plans segment	17.8	17.0
Other	3.5	2.7

Total revenues	$424.8	$384.8

Income (loss) before income taxes:
Employee Benefits—Insurance segment	$36.7	$31.3
Individual Insurance segment	7.9	8.8
Retirement Plans segment	(0.1)	(0.9)
Other	1.7	1.0

Total income before income taxes	$46.2	$40.2

Reserves, other policyholder funds and separate account:
Employee Benefits—Insurance segment	$2,113.2	$1,921.7
Individual Insurance segment	2,133.2	1,999.2
Retirement Plans segment	1,826.5	1,679.7

Total reserves	$6,072.9	$5,600.6

Employee Benefits—Insurance Segment

The Employee Benefits—Insurance segment’s products are designed for groups ranging in size from two lives to over 150,000 lives. The Company is a leading provider of group life and long and short term disability insurance products with more than 32,000 group insurance policies in force covering more than 5.5 million employees. The Employee Benefits—Insurance segment also sells group dental insurance and AD&D insurance. As the largest of the Company’s three segments, Employee Benefits—Insurance premiums accounted for 92.3% and 91.8% of the Company’s total premiums for the first quarters of 2002 and 2001, respectively.

Income before income taxes for the Employee Benefits—Insurance segment increased $5.4 million, or 17.3%, for the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily the result of business growth, as evidenced by premium growth, and a favorable benefit ratio (the ratio of policyholder benefits, including interest credited, to premiums) of 81.3% for the first quarter of 2002 compared to 82.1% for the first quarter of 2001. Claims experience over recent years prompted management to adjust its target benefit ratio for the Employee Benefits—Insurance segment. In the first quarter of 2002, management lowered the target benefit ratio from a range of 83% to 85% to a range of 82% to 84%. The benefit ratio can vary widely from period to period depending on claims experience. The following table sets forth selected financial data for the Employee Benefits—Insurance segment at or for the three months ended March 31:

	2002	2001
	(Dollars in millions)

Revenues:
Premiums	$306.8	$273.8
Net investment income	48.3	45.3
Net realized investment gains (losses)	0.7	(0.6)
Other	1.3	1.2

Total revenues	357.1	319.7

Benefits and expenses:
Policyholder benefits	248.1	221.9
Interest credited	1.4	2.9
Operating expenses	41.7	37.0
Commissions and bonuses	26.0	23.4
Premium taxes and other	5.3	4.8
Net increase in deferred policy acquisition costs	(2.1)	(1.6)

Total benefits and expenses	320.4	288.4

Income before income taxes	$36.7	$31.3

Benefit ratio (% of premiums)	81.3%	82.1%
Operating expense ratio (% of premiums)	13.6	13.5
Sales (annualized new premiums)	$65.2	$74.6

Premium growth for the Employee Benefits—Insurance segment is measured after adjusting to exclude experience rated refunds, which are an adjustment of premiums on certain large employee benefit insurance contracts when claims experience has fluctuated from expected levels. Premiums for the Employee Benefits—Insurance segment increased 10.6% for the first quarter of 2002 compared to the first quarter of 2001, excluding experience rated refunds of $1.8 million and $5.2 million, respectively. Management continues to believe that the rate of premium growth in future periods may be at a lower level due to current economic conditions (see “—Consolidated Results of Operations—Premiums”).

Sales, measured as annualized new premiums, for the Employee Benefits—Insurance segment decreased $9.4 million, or 12.6%, in the first quarter of 2002 compared to the first quarter of 2001. The decrease was primarily in group life and long term disability insurance products sales, and was partially offset by increased sales of short term disability products. The decrease in sales in group life and long term disability insurance products was affected by decreases in smaller case sales due to the effects of current economic conditions. The decrease in sales in group life products was also affected by the Company’s commitment to firm pricing methodologies in a competitive market place.

Net investment income increased $3.0 million, or 6.6% for the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily a result of an increase in average invested assets supporting this segment of 8.8% for the same comparative periods, offset by declines in portfolio yields. (See “—Consolidated Results of Operations—Net Investment Income”.)

Policyholder benefits, including interest credited, increased $24.7 million, or 11.0%, for the first quarter of 2002 compared to the first quarter in 2001. The increase was primarily the result of business growth, as evidenced by premium growth, offset in part by a favorable benefit ratio of 81.3% for the first quarter of 2002 compared to 82.1% for the first quarter of 2001. Interest credited on policyholder funds decreased $1.5 million, for the first quarter of 2002 compared to the first quarter of 2001, primarily due to the crediting of lower interest rates.

Operating expenses increased $4.7 million, or 12.7%, for the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily related to expenses to support business growth, as evidenced by premium growth. (See “—Consolidated Results of Operations—Operating Expenses.”)

Commissions and bonuses increased $2.6 million, or 11.1%, for the first quarter of 2002 compared to the first quarter of 2001. Commissions and bonuses are paid on new sales and renewals of in force business.

The net increase in deferred policy acquisition costs was $2.1 million for the first quarter of 2002, compared to $1.6 million for the first quarter of 2001. The net increase resulted primarily from increases in operating expenses and sales based bonuses.

Individual Insurance Segment

The Individual Insurance Segment sells disability insurance and fixed rate annuities to individuals. Income before income taxes for the Individual Insurance segment decreased $0.9 million, or 10.2% for the first quarter of 2002 compared to the first quarter of 2001. The decrease was primarily the result of higher claims experience for the disability business. The benefit ratio (the ratio of policyholder benefits to premiums) was 104.9% for the first quarter of 2002 compared to 86.7% for the first quarter of 2001. The ratio is currently greater than 100% due to the substantial size of the individual disability insurance block of business acquired in the fourth quarter of 2000 (see “—Business Developments”) which consists of stable claims, which are funded primarily from investments acquired with the block of business and interest thereon, and not premiums. As premiums from sales of new business increase, the benefit ratio is expected to decline. Management has established a target benefit ratio range of 95% to 105%. The benefit ratio can vary widely depending on claims experience. The following table sets forth selected financial data for the Individual Insurance segment for the three months ended March 31:

	2002	2001
	(Dollars in millions)
Revenues:
Premiums	$20.4	$19.8
Net investment income	25.9	25.5
Net realized investment losses	(0.1)	—
Other	0.2	0.1

Total revenues	46.4	45.4

Benefits and expenses:
Policyholder benefits	21.4	17.2
Interest credited	8.1	8.6
Operating expenses	5.8	5.7
Commissions and bonuses	6.3	5.0
Premium taxes and other	0.1	0.8
Net increase in deferred policy acquisition costs and value of Business acquired	(3.2)	(0.7)

Total benefits and expenses	38.5	36.6

Income before income taxes	$7.9	$8.8

Benefit Ratio (% of premiums)	104.9%	86.7%
Operating expense ratio (% of operating revenue(1))	12.5	12.6
Sales (annuity deposits)	$16.7	$3.1
Sales (annualized new disability premiums)	2.5	2.2

(1)	Excludes after tax realized capital gains or losses and special items.

Premiums increased $0.6 million, or 3.0%, for the first quarter of 2002 compared to the first quarter of 2001, primarily due to premiums on life contingent annuities. Disability premiums increased slightly in the previously existing distribution channels as well as the new distribution channels established under the marketing agreement with Minnesota Life in connection with the acquisition discussed above. Annuity deposits increased substantially to $16.7 million for the first quarter of 2002 from $3.1 million for the first quarter of 2001. Annuity deposits are recorded as other policyholder funds, and therefore not reflected as premiums.

Net investment income increased $0.4 million, or 1.6%, for the first quarter of 2002 compared to the first quarter of 2001. The increase primarily reflected an increase in average invested assets supporting the segment.

Policyholder benefits increased $4.2 million, or 24.4%, for the first quarter of 2002 compared to the first quarter of 2001 primarily due to higher claims experience as evidenced by a higher benefit ratio, which was 104.9% and 86.7% in the first quarters of 2002 and 2001, respectively. Policyholder benefits are affected by claims experience, which can fluctuate significantly from period to period.

Commissions and bonuses increased $1.3 million, or 26.0%, for the first quarter of 2002 compared to the first quarter of 2001, primarily reflecting higher commissions for disability products.

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

The loss before income taxes for the Retirement Plans segment was $0.1 million for the first quarter of 2002 compared to a loss before income taxes of $0.9 million for the first quarter of 2001. Developing significant future profitability from the segment is dependent upon continued increases in assets under management to improve economies of scale. Assets under management at March 31, 2002 increased $146.9 million, or 8.7%, compared to March 31, 2001, primarily reflecting new deposits and retention of existing business.

The following table sets forth selected financial data for the Retirement Plans segment at or for the three months ended March 31:

	2002	2001
	(Dollars in millions)
Revenues:
Premiums	$5.1	$4.6
Net investment income	12.8	12.4
Net realized investment losses	(0.1)	—

Total revenues	17.8	17.0

Benefits and expenses:
Policyholder benefits	1.8	1.7
Interest credited	8.1	8.6
Operating expenses	6.8	6.2
Commissions and bonuses	2.1	1.4
Net increase in deferred policy acquisition costs	(0.9)	—

Total benefits and expenses	17.9	17.9

Loss before income taxes	$(0.1)	$(0.9)

Interest credited (% of investment income)	63.3%	69.1%
Annualized operating expense ratio (% of average assets under management)	1.5	1.4
Assets under management:
General account	$698.3	$683.0
Separate account	1,128.2	996.6

Total	$1,826.5	$1,679.6

Premiums for the Retirement Plans segment consist primarily of fees for assets under management and premiums on life contingent annuities, the latter of which can vary widely from quarter to quarter. Premiums increased $0.5 million, or 10.9%, for the first quarter of 2002 compared to the first quarter of 2001 primarily due to an increase of $0.8 million in premiums for life contingent annuities offset by a decrease of $0.3 million in fees from assets under management. Daily average assets under management during the first quarter of 2002 were slightly lower compared to the first quarter of 2001 primarily due to equity market fluctuations.

Net investment income, which includes the return on general account assets under management, increased $0.4 million, or 3.2%, for the first quarter of 2002 compared to the first quarter of 2001 primarily due to growth in general account assets under management. The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rate spreads on general account assets under management. Therefore interest credited to policyholders should generally trend with net investment income, but not always. Interest credited decreased $0.5 million for the first quarter of 2002 compared to the same period in 2001 primarily due to lower interest crediting rates.

The net reduction in expenses for deferred policy acquisition costs was $0.9 million in the first quarter of 2002. The Company began deferring acquisition costs in the third quarter of 2001. Costs deferred primarily included initial commissions and incentive compensation payouts on new sales.

Annualized operating expenses were slightly higher at 1.5% and 1.4% of average assets under management in the first quarter of 2002 and 2001, respectively, primarily due to investment in systems development to support efficient future growth for this business. Management estimates that the Retirement Plans segment will reach sustainable profitability when assets under management reach approximately $2.0 billion to $2.5 billion.

Other

Other businesses primarily include return on capital not allocated to the product segments, income from StanCorp Mortgage Investors, LLC, net realized investment gains and losses related to real estate investments and holding company expenses. Income before income taxes for other businesses was $1.7 million and $1.1 million for the first quarters of 2002 and 2001, respectively. Investment income in the first quarter of 2001 included unrealized losses of $1.1 million in the market value of a portfolio of convertible securities, which was liquidated in the second quarter of 2001. Also included in the first quarter of 2001 was $1.1 million in capital gains, primarily related to sales of real estate.

Liquidity and Capital Resources

Operating Cash Flows

Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders, operating expenses, commissions and taxes. Net cash provided by operating activities was $151.8 million and $151.4 for the first quarters of 2002 and 2001, respectively.

Investing Cash Flows

Investment management is an integral part of the Company’s business. Investments are maintained to ensure that asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that the Company can meet its obligations to policyholders under a wide variety of economic conditions. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated.

Net cash used in investing activities in the first quarter of 2002 was $174.3 million primarily a net result of acquisitions and dispositions of fixed maturities and mortgage loans in relation to investment management strategies. Net cash used in investing activities in the first quarter of 2001 was $388.3, including $137.2 million in cash disbursed related to the sale of the individual life insurance business. The sale involved transferring investments and cash equal to the liabilities ceded, less a ceding commission received by the Company of approximately $90 million. Investing activities in the first quarter of 2001 also included $452.3 million related to the acquisition of the individual disability insurance business. The acquisition involved receiving cash equal to the liabilities assumed, less a ceding commission paid by the company of approximately $55 million. (See “—Selected Segment Information—Individual Insurance Segment.”)

Fixed maturity securities represent 57.5% of the Company’s total general account invested assets at March 31, 2002. The market values of the Company’s investments vary with changing economic and market conditions and interest rates. The Company is subject to the risk of default on principal and interest payments by the issuers of the fixed maturity securities it owns. The Company’s investments are adjusted for impairments when it is determined that the decline in fair value of an investment below the amortized cost basis is determined to be other than temporary. Impairment charges are included in net realized capital gains or losses. The Company did not recognize an impairment charge in the first quarter of 2002. Factors considered in evaluating whether a decline in value is other than temporary include: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial conditions and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for further potential impairment on an ongoing basis. The Company continually monitors credit quality and believes it maintains prudent issuer diversification. The overall portfolio rating for fixed maturity securities was A2 (Moody’s) and A (Standard & Poors) at March 31, 2002.

At March 31, 2002, commercial mortgage loans represented 41.0% of total general account invested assets and were collateralized by properties located in the Western region representing 61.6% of the portfolio, Central region representing 22.8% of the portfolio, and the Eastern region representing 15.6% of the portfolio. Of the total mortgage loan portfolio, 40.4% of the collateralized properties were located in the state of California. The Company does not require earthquake insurance for properties on which it makes commercial mortgage loans, but does consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.5% of the portfolio, industrial properties, representing 24.7% of the portfolio, and office properties, representing 19.8% of the portfolio. The remaining 7.0% of properties in the portfolio include commercial, apartment, residential and agricultural properties. The average loan to value ratio on the overall portfolio was 57% at March 31, 2002, and the average loan size was $0.7 million. The Company’s commercial mortgage loans are subject to both delinquency and default risk. The delinquency and loss performance of the Company’s mortgage loan portfolio have consistently outperformed industry averages by a wide margin, as reported by the American Council of Life Insurance. At March 31, 2002, there was one loan with a balance of $0.5 million in the process of foreclosure, and no other delinquencies. The Company maintains a loan valuation allowance based on evaluating known and inherent risks in the loan portfolio. The allowance is based on management’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience, economic conditions, and individual loan analysis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest. Loan impairment is measured using discounted cash flows except when the current fair value, reduced by costs to sell, is determinable. Loans that are deemed uncollectible are written off against the allowance. Recoveries, if any, are credited to the allowance. The performance of the Company’s mortgage loan portfolio may fluctuate in the future. Should the delinquency rate of the Company’s mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2002, the Company had outstanding commitments to fund commercial mortgage loans with interest rates ranging from 6.88% to 8.25%, totaling $75.4 million. The commitments may have fixed expiration dates or other termination clauses and generally require payment of a fee. The Company evaluates each customer’s credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon. The Company currently has no commitments consisting of standby letters of credit, guarantees, standby repurchase obligations, or other related commercial commitments.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, issuance and repurchase of common stock, and dividends paid on common stock.

The Company has a $100.0 million unsecured line of credit available through June 29, 2002. The Company expects to renew this line or obtain a satisfactory substitution prior to the expiration date. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 2.25% at March 31, 2002. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At March 31, 2002, the Company was in compliance with all such covenants. At March 31, 2002, there were no outstanding borrowings on the line of credit.

Currently, the Company has no long-term debt, although current financial strength ratings from independent rating agencies incorporate the expectation that moderate amounts of long-term debt will ultimately be added to the Company’s capital structure. On May 6, 2002 StanCorp’s board of directors authorized the Company to file a $1.0 billion shelf registration statement with the SEC registering common stock, preferred stock, debt securities, and warrants.

During the first quarter of 2002, the Company repurchased approximately 0.2 million shares of its common stock at a total cost of $11.2 million, for a volume-weighted-average price per common share of $53.40. At March 31, 2002, approximately 1.0 million shares remain on the current authorized share repurchase program, which expires September 30, 2002. Share repurchases have been and are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from its subsidiaries, including Standard. Standard’s ability to pay dividends is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate capital (see “—Risk Based Capital”) and Oregon law. In February 2002, Standard’s board of directors approved a $50 million dividend to StanCorp. The dividend was paid in February 2002.

Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the “Oregon Department”) to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year or (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31 last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Department broad discretion to disapprove requests for dividends in excess of these limits. The amount available for payment of dividends by Standard without approval of the Oregon Department is $126.9 million in 2002. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2002.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital (“RBC”), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. At March 31, 2002, the RBC levels of the Company’s insurance subsidiaries were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2000 through March 31, 2002 aggregated $0.4 million. At March 31, 2002, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent or failed insurers.

Dependence on Information Technology Systems

The Company is dependent on information technology systems to support its ability to conduct business. All of the systems are vulnerable to reliability issues, integration and compatibility concerns, and security-threatening intrusions. Management believes that its information technology and systems are adequate to meet the requirements of its business and operations. The Company continues to make significant investments of capital for infrastructure, system development and maintenance, system security, and staff development. However, there is no assurance that future incidents, whether of an external, malicious nature, or arising from the functioning and relationships among the Company’s information systems, will not result in a disruption of operations or material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Commitments and Contingencies

See “Item 1—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Commitments and Contingencies”.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in market risks faced by the Company since those reported at December 31, 2001 in the Company’s 2001 Annual Report on Form 10-K.

PART II.     OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

None

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3:    DEFAULTS UPON SENIOR DEBT

None

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders, held May 6, 2002, three matters were submitted to a vote: the election of four directors to serve for three-year terms expiring in 2005 and one director to serve a one-year term expiring in 2003 as listed in the proxy statement; the approval of the 2002 Stock Incentive Plan attached to the proxy statement as Exhibit A; and the ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the current year. The results of the voting on these matters follow:

1. Election of Class III Directors:
	Votes For	Votes Withheld
Frederick W. Buckman	20,665,713	107,534
John E. Chapoton	20,667,906	105,341
Ronald E. Timpe	20,666,477	106,770
Wanda G. Henton	20,661,170	112,077

Election of Class I Director:

Peter O. Kohler	20,663,285	109,962

2. Approval of 2002 Stock Incentive Plan	18,781,392	1,814,797

3. Ratification of the Appointment of Independent Auditors	20,292,370	374,881

ITEM 5:    OTHER INFORMATION

None

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit Index

10.12	StanCorp Financial Group, Inc. 2002 Stock Incentive Plan

(b)    No reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	By:	/S/ ERIC E. PARSONS

Eric E. Parsons President and Chief Operating Officer (Principal Financial Officer)

Date: May 14, 2002	By:	/S/ CINDY J. MCPIKE

Cindy J. McPike Vice President Controller and Treasurer (Principal Accounting Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

10.12	StanCorp Financial Group, Inc. 2002 Stock Incentive Plan	Filed as Exhibit A on the Registrant’s Proxy Statement, dated March 29, 2002, and incorporated herein by reference