Form 10-Q
period 2002-06-30
STANCORP FINANCIAL GROUP INC
filed 2002-08-13
CIK 1079577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

As of August 2, 2002 there were 29,599,090 shares of the Registrant’s common stock, no par value, outstanding.

INDEX

PART I.    FINANCIAL INFORMATION

i

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions—except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues:
Premiums	$336.3	$305.9	$668.6	$604.1
Net investment income	91.6	86.6	182.1	171.4
Net capital losses	(21.2)	(0.6)	(20.7)	(0.1)
Other	1.5	0.9	3.0	2.2

Total	408.2	392.8	833.0	777.6

Benefits and expenses:
Policyholder benefits	267.9	256.2	539.2	497.0
Interest paid on policyholder funds	18.3	19.2	36.0	39.4
Operating expenses	57.5	48.2	113.5	98.6
Commissions and bonuses	31.7	29.3	66.1	59.1
Premium taxes and other	5.5	4.8	10.9	10.5
Net increase in deferred policy acquisition costs and value of business acquired	(3.6)	(5.5)	(9.8)	(7.8)

Total	377.3	352.2	755.9	696.8

Income before income taxes	30.9	40.6	77.1	80.8
Income taxes	11.0	14.6	27.6	28.6

Net income	19.9	26.0	49.5	52.2

Other comprehensive income (loss), net of tax:
Unrealized capital gains (losses) on securities available-for-sale	42.9	(11.4)	17.3	13.7
Reclassification adjustment for capital (gains) losses included in net income	2.9	(0.1)	1.8	(0.4)

Total	45.8	(11.5)	19.1	13.3

Comprehensive income	$65.7	$14.5	$68.6	$65.5

Net income per common share:
Basic	$0.67	$0.84	$1.67	$1.68
Diluted	0.66	0.84	1.65	1.67

Weighted-average common shares outstanding:
Basic	29,542,304	30,831,934	29,566,707	31,073,005
Diluted	29,878,851	31,101,868	29,910,300	31,337,857

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2002	December 31, 2001
ASSETS

Investments:
Investment securities	$3,175.4	$2,700.6
Mortgage loans, net	2,080.7	2,003.0
Real estate, net	67.4	72.0
Policy loans	5.2	5.4

Total investments	5,328.7	4,781.0
Cash and cash equivalents	22.9	212.3
Premiums and other receivables	62.9	73.7
Accrued investment income	67.0	59.4
Amounts recoverable from reinsurers	867.1	867.5
Deferred policy acquisition costs and value of business acquired, net	104.4	95.4
Property and equipment, net	76.6	76.8
Other assets	42.5	91.7
Separate account assets	1,056.9	1,019.2

Total	$7,629.0	$7,277.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Future policy benefits and claims	$3,303.3	$3,198.5
Other policyholder funds	1,709.2	1,728.9
Deferred tax liabilities	117.0	115.3
Other liabilities	406.5	241.4
Separate account liabilities	1,056.9	1,019.2

Total liabilities	6,592.9	6,303.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 29,725,464 and 29,782,966 shares issued at June 30, 2002 and December 31, 2001, respectively	693.6	699.8
Accumulated other comprehensive income	52.4	33.3
Retained earnings	290.1	240.6

Total shareholders’ equity	1,036.1	973.7

Total	$7,629.0	$7,277.0

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2001	31,565,486	$778.7	$1.9	$143.8	$924.4
Net income	—	—	—	106.0	106.0
Other comprehensive income, net of tax	—	—	31.4	—	31.4
Common stock:
Repurchased	(1,940,900)	(84.7)	—	—	(84.7)
Issued to directors	2,952	0.1	—	—	0.1
Issued under employee stock plans, net	155,428	5.7	—	—	5.7
Dividends declared on common stock	—	—	—	(9.2)	(9.2)

Balance, December 31, 2001	29,782,966	699.8	33.3	240.6	973.7

Net income	—	—	—	49.5	49.5
Other comprehensive income, net of tax	—	—	19.1	—	19.1
Common stock:
Repurchased	(216,600)	(11.5)	—	—	(11.5)
Issued to directors	1,388	0.1	—	—	0.1
Issued under employee stock plans, net	157,710	5.2	—	—	5.2

Balance, June 30, 2002	29,725,464	$693.6	$52.4	$290.1	$1,036.1

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2002	2001
Operating:
Net income	$49.5	$52.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net capital losses	20.7	0.1
Depreciation and amortization	13.6	14.0
Deferral of policy acquisition costs and value of business acquired, net	(14.3)	(14.1)
Deferred income taxes	(7.3)	(19.1)
Changes in other assets and liabilities:
Trading securities	—	53.9
Receivables and accrued income	3.8	12.2
Future policy benefits and claims	104.8	253.9
Other, net	39.1	(84.0)

Net cash provided by operating activities	209.9	269.1

Investing:
Proceeds of investments sold, matured, or repaid:
Fixed maturity securities—available-for-sale	178.6	145.6
Mortgage loans	180.8	168.3
Real estate	2.2	17.7
Other investments	0.4	10.3
Costs of investments acquired or originated:
Fixed maturity securities—available-for-sale	(473.7)	(470.2)
Mortgage loans	(256.8)	(264.1)
Real estate	(0.4)	(4.0)
Property and equipment, net	(5.1)	(7.2)
Disposition of product line	—	(137.2)

Net cash used in investing activities	(374.0)	(540.8)

Financing:
Policyholder fund deposits	390.6	228.1
Policyholder fund withdrawals	(410.3)	(325.3)
Line of credit, net	0.6	(44.0)
Issuance of common stock	5.3	1.3
Repurchase of common stock	(11.5)	(38.2)
Dividends paid on common stock	—	(4.3)

Net cash used in financing activities	(25.3)	(182.4)

Decrease in cash and cash equivalents	(189.4)	(454.1)
Cash and cash equivalents, beginning of period	212.3	473.7

Cash and cash equivalents, end of period	$22.9	$19.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36.2	$52.0
Income taxes	9.7	84.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.    ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

We were incorporated as a parent holding company in 1998 and completed our initial public offering of our common stock on April 21, 1999. We conduct business through our subsidiaries, including Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc. We are based in Portland, Oregon and have the authority to underwrite insurance products in all 50 states.

Our largest subsidiary, Standard, underwrites group and individual disability insurance and annuity products, and group life and dental insurance. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territory of Guam, and is an admitted reinsurer in New York.

The Standard Life Insurance Company of New York was organized in 2000, and is licensed to provide long term and short term disability, life, and accidental death and dismemberment insurance for groups in New York.

StanCorp Mortgage Investors originates, underwrites and services small commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. As of June 30, 2002, StanCorp Mortgage Investors was servicing $2.08 billion in commercial mortgage loans for subsidiaries of StanCorp and $504.4 million in commercial mortgage loans for other institutional investors.

StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to our retirement plan clients.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2002 and December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Interim results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. This report should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.

3.    NET INCOME PER COMMON SHARE

Basic net income per common share was calculated based on the weighted-average number of common shares outstanding. Net income per diluted common share reflects the potential effects of restricted stock grants and exercises of outstanding options. The weighted-average share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. Net income per diluted common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (in millions)	$19.9	$26.0	$49.5	$52.2
Basic weighted-average common shares outstanding	29,542,304	30,831,934	29,566,707	31,073,005
Stock options	287,096	242,553	287,005	230,535
Restricted stock	49,451	27,381	56,588	34,317

Diluted weighted-average common shares outstanding	29,878,851	31,101,868	29,910,300	31,337,857

Net income per diluted common share	$0.66	$0.84	$1.65	$1.67

4.    ACQUISITION AND DISPOSITION OF BLOCKS OF BUSINESS

On May 29, 2002, we announced that Standard had signed a definitive agreement to acquire, through a reinsurance transaction, the group disability and group life insurance business of Teachers Insurance and Annuity Association of America (“TIAA”). This block of business includes approximately 1,800 group insurance contracts, representing 650,000 insured individuals, and generated approximately $180 million in premiums in 2001. Standard will pay a ceding commission of approximately $75 million and receive approximately $630 million in assets and corresponding liabilities. The transaction is expected to close in the third or fourth quarter of 2002. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard will establish a trust for the benefit of TIAA with assets in the trust required to be equal to TIAA’s reinsurance receivable from Standard.

Effective October 1, 2000, Standard acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company (“Minnesota Life”). Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding liabilities. If Standard were to become unable to meets its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with assets in the trust required to be equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at June 30, 2002, was $582.3 million. Accompanying this transaction was an agreement that provides access to Minnesota Life agents who now market Standard’s individual disability insurance products.

Effective January 1, 2001, Standard sold its individual life insurance business to Protective Life Insurance Company (“Protective Life”) through a reinsurance transaction. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding liabilities. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s books and an equal amount is recorded as a recoverable from reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life.

5.    SEGMENTS

We operate through three segments: Employee Benefits—Insurance, Individual Insurance and Retirement Plans. Performance assessment and resource allocation are done at the segment level. The Employee Benefits—Insurance segment sells group life and disability insurance, group dental insurance, and accidental death and dismemberment insurance. The Individual Insurance segment sells disability insurance to individuals and markets a full line of immediate and deferred fixed rate annuities. The Retirement Plans segment sells full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium-sized employers.

Amounts reported as “Other” primarily include return on capital not allocated to the product segments, other financial service businesses, holding company expenses and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include our mortgage lending and other investment management subsidiaries. The following tables set forth selected segment information at or for the periods indicated:

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended June 30, 2002:
Revenues:
Premiums	$310.4	$20.7	$5.2	$—	$336.3
Net investment income	48.6	26.3	13.2	3.5	91.6
Net capital losses	(9.6)	(4.9)	(6.7)	—	(21.2)
Other	1.4	0.1	—	—	1.5

Total revenues	350.8	42.2	11.7	3.5	408.2

Benefits and expenses:
Policyholder benefits	248.4	17.2	2.3	—	267.9
Interest credited	1.1	8.9	8.1	0.2	18.3
Operating expenses	43.2	5.9	6.7	1.7	57.5
Commissions and bonuses	23.7	6.7	1.3	—	31.7
Premium taxes and other	5.3	0.1	—	0.1	5.5
Net increase in deferred policy acquisition costs and value of business acquired	(1.0)	(2.4)	(0.2)	—	(3.6)

Total benefits and expenses	320.7	36.4	18.2	2.0	377.3

Income (loss) before income taxes	$30.1	$5.8	$(6.5)	$1.5	$30.9

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Six months ended June 30, 2002:
Revenues:
Premiums	$617.2	$41.1	$10.3	$—	$668.6
Net investment income	96.9	52.2	26.0	7.0	182.1
Net capital losses	(8.9)	(5.0)	(6.8)	—	(20.7)
Other	2.7	0.3	—	—	3.0

Total revenues	707.9	88.6	29.5	7.0	833.0

Benefits and expenses:
Policyholder benefits	496.5	38.6	4.1	—	539.2
Interest credited	2.5	17.0	16.2	0.3	36.0
Operating expenses	84.9	11.7	13.5	3.4	113.5
Commissions and bonuses	49.7	13.0	3.4	—	66.1
Premium taxes and other	10.6	0.2	—	0.1	10.9
Net increase in deferred policy acquisition costs and value of business acquired	(3.1)	(5.6)	(1.1)	—	(9.8)

Total benefits and expenses	641.1	74.9	36.1	3.8	755.9

Income (loss) before income taxes	$66.8	$13.7	$(6.6)	$3.2	$77.1

Total assets	$2,998.7	$2,476.4	$1,908.2	$245.7	$7,629.0

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended June 30, 2001:
Revenues:
Premiums	$280.8	$20.0	$5.1	$—	$305.9
Net investment income	46.0	23.9	13.2	3.5	86.6
Net capital gains (losses)	(1.1)	(0.3)	0.2	0.6	(0.6)
Other	0.8	0.1	—	—	0.9

Total revenues	326.5	43.7	18.5	4.1	392.8

Benefits and expenses:
Policyholder benefits	227.1	26.8	2.3	—	256.2
Interest credited	3.0	7.4	8.7	0.1	19.2
Operating expenses	35.0	5.6	6.2	1.4	48.2
Commissions and bonuses	22.5	5.4	1.4	—	29.3
Premium taxes and other	4.9	—	—	(0.1)	4.8
Net increase in deferred policy acquisition costs and value of business acquired	(0.8)	(4.7)	—	—	(5.5)

Total benefits and expenses	291.7	40.5	18.6	1.4	352.2

Income (loss) before income taxes	$34.8	$3.2	$(0.1)	$2.7	$40.6

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Six months ended June 30, 2001:
Revenues:
Premiums	$554.6	$39.8	$9.7	$—	$604.1
Net investment income	91.3	49.4	25.5	5.2	171.4
Net capital gains (losses)	(1.7)	(0.3)	0.2	1.7	(0.1)
Other	2.0	0.2	—	—	2.2

Total revenues	646.2	89.1	35.4	6.9	777.6

Benefits and expenses:
Policyholder benefits	449.0	44.0	4.0	—	497.0
Interest credited	5.9	16.0	17.3	0.2	39.4
Operating expenses	72.0	11.3	12.4	2.9	98.6
Commissions and bonuses	45.9	10.4	2.8	—	59.1
Premium taxes and other	9.7	0.8	—	—	10.5
Net increase in deferred policy acquisition costs and value of business acquired	(2.4)	(5.4)	—	—	(7.8)

Total benefits and expenses	580.1	77.1	36.5	3.1	696.8

Income (loss) before income taxes	$66.1	$12.0	$(1.1)	$3.8	$80.8

Total assets	$2,697.1	$2,228.1	$1,845.2	$185.7	$6,956.1

6.    COMMITMENTS AND CONTINGENCIES

The Company has a $100.0 million unsecured line of credit available through May 31, 2003. Under the current terms of the agreement, the line of credit can be temporarily increased to $150.0 million. The additional $50.0 million would be effective through October 15, 2002 and the maximum would return to $100.0 million thereafter. The additional $50.0 million was negotiated to provide flexibility in conjunction with the TIAA acquisition as discussed in Note 4 (see “—Note 4—Acquisition and Disposition of Blocks of Business”). The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 2.5% at June 30, 2002. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At June 30, 2002, the Company was in compliance with all such covenants. At June 30, 2002, $81.9 million was outstanding on the line of credit.

The Internal Revenue Service (“IRS”) recently completed an examination of the Company’s Federal income tax returns for the years 1996 through 1999. On August 2, 2002, the IRS issued its Examination Report, in which it proposed adjustments to deductions in connection with certain of our group annuity contracts. The proposed adjustments would result in additional taxes payable by the Company for tax years 1996 through 1999. The Company believes it has a strong position and that the IRS’ principal proposed adjustments are without merit. Should the IRS prevail on its proposed adjustments, however, the amount of the adjustments would be deductible by us in taxable years subsequent to 1999. Accordingly, in the event the IRS were to prevail, we estimate that we would incur and record an additional charge, net of federal income tax, of not more than $25 million relating to these proposed adjustments. We are preparing a written protest to be filed with the Appeals Office of the IRS to contest the adjustments proposed in the Examination Report, and will take such other actions as we deem necessary and appropriate to contest the proposed adjustments. We believe that we have adequately provided for the ultimate outcome of this examination, and therefore it is not expected to have a material adverse effect on our results of operations or financial condition.

In the normal course of business, the Company is subject to threatened and pending litigation, various legal actions, and other state and Federal proceedings. A number of actions or proceedings were threatened or pending as of June 30, 2002. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on our results of operations or financial condition.

7.    NET CAPITAL LOSSES

For all investments except fixed maturity securities, capital gains and losses are recognized using the specific identification method. For fixed maturity securities, capital gains and losses are recognized on a first-in, first-out basis. For all investments, declines in fair values below amortized cost are recorded as capital losses if the declines are determined to be other than temporary. Net investment income and capital gains and losses related to separate accounts are included in the separate account assets and liabilities.

Net capital losses, before tax, were $21.2 million and $20.7 million for the three and six month periods ending June 30, 2002. Net capital losses recorded during the second quarter of 2002, were primarily due to the impairment of bonds issued by WorldCom. Bond investments currently on our watch list for possible impairment are those issued by Qwest Communications, Nortel Networks Corporation, The Williams Companies, Inc., and Dynegy. We hold a total of $19.3 million in Qwest Communications’ bonds, of which $4.0 million were issued by operating subsidiaries. The June 30, 2002 book values of investments in bonds issued by the holding companies of Nortel Networks Corporation, The Williams Companies, Inc., and Dynegy were $8.5 million, $3.1 million, and $3.0 million, respectively.

8.    ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This pronouncement, among other amendments, eliminates the requirement to record gains and losses from the early extinguishment of debt as extraordinary items. The provisions of SFAS No. 145 are required to be applied starting January 1, 2003. The Company does not expect SFAS No. 145 to have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The pronouncement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material impact on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires. The following analysis of the consolidated financial condition and results of operations of StanCorp should be read in conjunction with the unaudited consolidated financial statements and related condensed notes thereto.

Forward-looking Statements

We have made in this Form 10-Q, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such “forward-looking” statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance, and are identified by words such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “anticipates,” or the negative of those words or other comparable terminology. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors could cause results to differ materially from management expectations as suggested by such “forward-looking” statements:

•	adequacy of reserves established for future policy benefits;

•	claims experience and deterioration in morbidity, mortality and persistency;

•	events of terrorism, natural disasters, or other catastrophic occurrences;

•	availability and adequacy of reinsurance and catastrophe reinsurance coverage;

•	potential charges resulting from membership in a catastrophe reinsurance pool;

•	changes in interest rates or the condition of the national economy;

•	successful integration of acquired blocks of business;

•	asset credit quality and delinquencies on bonds and commercial mortgage loans;

•	mortgage loan illiquidity;

•	asset concentration in California;

•	competition from other insurers and financial services companies;

•	changes in financial strength ratings;

•	changes in the regulatory environment at the state or federal level;

•	the outcome of our protest with the Internal Revenue Service;

•	adverse findings in litigation or other legal proceedings;

•	environmental liability exposure resulting from mortgage loan and real estate investments;

•	receipt of dividends from our subsidiaries;

•	ability to achieve financing objectives;

•	adequacy of the diversification of geographic or industry risk;

•	adequacy of matching between assets and liabilities;

•	achievement of financial objectives, including premium growth, growth in earnings, growth in assets under management, or other growth objectives;

•	ability to attract and retain employee sales representatives and managers; and

•	achievement of expense management objectives.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates most susceptible to material changes due to significant judgment (the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, deferred policy acquisition costs and the provision for income taxes. The results of these estimates are critical because computed results affect our profitability and may affect key industry indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

For all investments, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost basis is “other than temporary.” We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment. Factors considered in evaluating whether a decline in value is other than temporary include: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial conditions and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if we do not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the other than temporarily impaired securities for further potential impairment on an ongoing basis.

For all of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions concerning a number of factors, including: the amount of premiums that we will receive in the future; the rate of return on assets we purchase with premiums received; expected claims; expenses; and persistency, which is the measurement of the percentage of policies remaining in force from year to year. In particular, our long term disability reserves are sensitive to assumptions regarding the following factors: claim incidence rates; claim termination rates; market interest rates used to discount reserves; age and gender of the claimant; time elapsed since disablement; contract provisions and limitations; and the amount of the monthly benefit paid to the insured (less deductible income, such as Social Security payments made to the insured). Several of these factors can be materially affected by changes in the national or regional economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors could require us to increase our reserves.

Our long term disability products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates, during these periods. Historically, the duration of approximately 50% of all claims filed under our long term disability policies is 24 months or less. However, claims caused by more severe disabling conditions may be paid over much longer periods, including, in some cases, up to normal retirement age. Longer duration claims expose us to the possibility that we may pay benefits materially in excess of the amount that we anticipated when the policy was underwritten. The profitability of our long term disability products is thus subject to volatility resulting from the difference between our actual claims experience and our assumptions at the time of underwriting and from changes in economic conditions, changes in regulation and changes in market interest rates. If actual claims experience is inconsistent with these assumptions, we could be required to increase our reserves.

Acquisition costs related to the production of new business have been deferred to accomplish matching against related future premiums and gross profits. Such costs may include commissions and incentive payments, certain costs of policy issuance and underwriting and certain variable field office expenses. Deferred acquisition costs for group disability and group life insurance products are amortized in proportion to future premiums generally over five years. Deferred acquisition costs for individual disability insurance products are amortized in proportion to future premiums over the life of the contract averaging 20 to 25 years with approximately 15% and 50% expected to be amortized by years 10 and 15. Deferred acquisition costs for individual deferred annuities are amortized in proportion to expected gross profits generally over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. Deferred acquisition costs for group annuity products are amortized in proportion to expected gross profits generally over 10 years with approximately 10% expected to be amortized by year five.

Deferred policy acquisition costs are charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the amounts deferred. Various assumptions are used in developing the amounts to be amortized each period, including future interest rates and expected future profitability. These estimates are modified to reflect actual experience when appropriate.

The provision for income taxes includes amounts currently payable, and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates and laws, and amounts provided for uncertainties and adjustments related to the subsequent resolution of those uncertainties. Uncertainties are generally resolved when a tax year is no longer subject to audit with the Internal Revenue Service. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon resolution may differ from amounts previously estimated.

Business Developments

We recently announced changes in key executive positions. In May of this year, Eric E. Parsons was elected President and Chief Operating Officer of StanCorp and Standard Insurance Company (“Standard”) and will succeed Ronald E. Timpe as Chief Executive Officer upon Mr. Timpe’s retirement at December 31, 2002. Mr. Parsons has more than 20 years with the Company, and has held executive officer positions in finance and investments, most recently as Senior Vice President and Chief Financial Officer. Doug Maines was elected Executive Vice President of StanCorp and President of the Employee Benefits—Insurance division of Standard. Mr. Maines joined the Company in 1998 as Senior Vice President of the Employee Benefits—Insurance segment of Standard and previously held other senior executive positions in the insurance industry. On August 5, 2002 Eric Parsons and Doug Maines were appointed to the Board of Directors of StanCorp. In July of this year, Cindy J. McPike was elected Vice President and Chief Financial Officer of StanCorp and Standard. Ms. McPike had been Controller and Treasurer of StanCorp and Standard since February 2000.

On May 29, 2002, we announced that Standard had signed a definitive agreement to acquire, through a reinsurance transaction, the group disability and group life insurance business of Teachers Insurance and Annuity Association of America (“TIAA”). This block of business includes approximately 1,800 group insurance contracts, representing 650,000 insured individuals, and generated approximately $180 million in premiums in 2001. Assuming completion of the transaction, we would have been the 3rd largest provider of group long term disability insurance and the 8th largest provider of group life insurance in 2001, according to premium statistics provided by LIMRA International. We expect to close the transaction and begin the transition of these contracts and claims in the third or fourth quarter of this year. Upon closing, Standard will pay a ceding commission of approximately $75 million and will receive approximately $630 million in assets and corresponding liabilities. We expect 2002 operating results from the TIAA transaction, including approximately $2 million to $3 million in operating expenses, will be neutral to 2002 consolidated earnings. In 2003, we expect that the transaction will add $0.15 to $0.20 per diluted share to earnings.

During the first quarter of 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that will offer Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide participating provider organization panel. In addition, Standard and Ameritas entered into a reinsurance agreement that provides for 15% of the new business written under the strategic marketing alliance to be ceded to Ameritas. Management believes that the enhanced dental product together with life and disability products will provide a more attractive product package.

Also during the first quarter of 2002, The Standard Life Insurance Company of New York received approval from the State of New York Insurance Department to sell group life and accidental death and dismemberment (“AD&D”) insurance products in New York. The Standard Life Insurance Company of New York is now licensed to provide long term and short term disability and similar products, life, and AD&D insurance for groups in New York.

Financial Objectives

The Company has publicly stated financial objectives for premium growth, growth in operating income per diluted common share and operating return on average equity. The following sets forth the Company’s financial objectives and results for the six months ended June 30, 2002 against those objectives:

•
Growth in premiums (adjusted for experience rated refunds in the Employee Benefits—Insurance segment) is targeted to be 10% to 12% per year. Premiums increased 10.4% for the six months ended June 30, 2002 compared to the same period of 2001, indicating progress toward the annual objective. Annual premium growth was 10.9% for 2001 compared to 2000.

•
Growth in operating income (net income excluding after tax capital gains or losses and special items) per diluted common share is targeted to be 12% to 15% per year. Operating income per diluted common share increased 25.7% for the six months ended June 30, 2002 compared to the same period of 2001. Operating income per diluted common share increased 13.9% for the year ended 2001 compared to the same period in 2000.

•
Operating return on average equity is targeted to be 13% to 14% by the end of 2003 and 14% to 15% by the end of 2005. Annualized operating return on average equity for the six months ended June 30, 2002 was 13.1% compared to our annual return of 11.4% in 2001. Our annual return for 2002 is not expected to reach the 13.1% annual return achieved for the six months ended June 30, 2002, as those results were primarily due to favorable claims experience in both the Employee Benefits—Insurance and Individual Insurance segments, which can fluctuate widely (see “—Selected Segment Information”).

Risk Management and Reinsurance

Methods used by the Company to manage risk include, but are not limited to, sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by geography, industry, occupation, customer size and salary range, maintenance of a strong balance sheet, and maintenance of reinsurance arrangements. Claims arising out of catastrophes are unpredictable. In addition to product-specific reinsurance arrangements, we have maintained reinsurance coverage in the past for certain catastrophe losses. Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we entered into a catastrophe reinsurance pool with other life insurance companies. This pool spreads catastrophe losses on group life and accidental death and dismemberment insurance over approximately 50 participating members of the pool. The reinsurance pool exposes us to potential losses experienced by other participating members of the pool. However, through this pool, our catastrophe reinsurance coverage has been increased from $50 million to approximately $250 million per event. An occurrence of a significant catastrophic event, or a change in the nature and availability of reinsurance and catastrophe reinsurance, could have a material adverse effect on our results of operations and financial condition.

Individual disability insurance policies with monthly benefits over maximum retention limits are routinely ceded to other companies. Certain individual disability insurance policies acquired from Minnesota Life Insurance Company (“Minnesota Life”) in late 2000 had net monthly benefits exceeding our desired retention limits. Effective July 1, 2002, we entered into a reinsurance agreement that established retention limits for monthly income on these policies at $6,000. Related to this reinsurance treaty and depending on related claims experience, premiums may decrease up to $13 million annually and policyholder benefits may decrease on average $12 million annually from non reinsured levels. The combined effects of these are expected to result in lower pre-tax operating profits of approximately $1 million to $2 million per year. (See “—Selected Segment Information—Individual Insurance segment.”)

Consolidated Results of Operations

Net Income

In the second quarter of 2002, bond impairments of $13.5 million, net of tax, were recorded, primarily related to our holdings of WorldCom bonds (see “—Net Capital Losses”). As a result, net income decreased $6.1 million and $2.7 million for the three and six months ended June 30, 2002 compared to the same periods in 2001. Net income, when adjusted to exclude capital losses primarily from the impairment of fixed maturities recorded in the second quarter of 2002, increased $14.5 million and $17.9 million for the three and six month periods ended June 30, 2002, respectively, primarily due to favorable claims experience and premium growth. Claims experience can fluctuate widely from period to period.

Premiums

Premiums, adjusted for experience rated refunds in the Employee Benefits—Insurance segment, increased $32.7 million, or 10.6%, for the second quarter of 2002 compared to the second quarter of 2001 and $63.4 million, or 10.4%, for the six months ended June 30, 2002 compared to the same period in 2001. Premium growth in 2001, adjusted for experience rated refunds in the Employee Benefits—Insurance segment, would have been 12.4% annually if normalized to eliminate the effects on premiums of the timing of two transactions in the Individual Insurance segment in late 2000 and early 2001. We believe the indicated decrease in premium growth from 12.4% for 2001 to 10.6% for the six months ended June 30, 2002 was due to the effect of current economic conditions, the impact of medical inflation on employers’ budgets for employee benefits and caution on the part of employers in introducing new employee benefits. Slower sales growth could affect premium growth in the future. (See “—Employee Benefits—Insurance segment.”)

Net Investment Income

Net investment income, which is affected primarily by changes in levels of invested assets and the overall interest rate environment, increased $5.0 million, or 5.8% for the second quarter of 2002 compared to the second quarter of 2001. Average invested assets increased 8.7% for the second quarter of 2002 compared to the second quarter of 2001. The portfolio yield for the fixed maturity securities decreased to 6.65% at June 30, 2002, from 6.92% at June 30, 2001. The portfolio yield for commercial mortgage loans decreased to 8.12% at June 30, 2002, from 8.27% at June 30, 2001. Portfolio yields may increase or decrease in the future depending on changes in the overall interest rate environment. In addition, net investment income in the second quarter of 2001 included $1.1 million from market value increases in the fixed maturities trading portfolio, which was liquidated in the second quarter of 2001.

Net investment income increased $10.7 million, or 6.2%, for the six months ended June 30, 2002 compared to the same period in 2001. Average invested assets increased 6.4% for the six months ended June 30, 2002 compared to the first six months of 2001.

Net Capital Losses

Net capital losses, before tax, were $21.2 million and $0.6 million for the second quarters of 2002 and 2001, respectively, and $20.7 million and $0.1 million for the six months ended June 30, 2002 and 2001, respectively.

Net capital losses recorded during the second quarter of 2002, were primarily due to the impairment of bonds issued by WorldCom. Bond investments currently on our watch list for possible impairment are those issued by Qwest Communications, Nortel Networks Corporation, The Williams Companies, Inc., and Dynegy. We hold a total of $19.3 million in Qwest Communications’ bonds, of which $4.0 million were issued by operating subsidiaries. The June 30, 2002 book values of investments in bonds issued by the holding companies of Nortel Networks Corporation, The Williams Companies, Inc., and Dynegy were $8.5 million, $3.1 million, and $3.0 million, respectively.

Policyholder Benefits, Including Interest on Policyholder Funds

Policyholder benefits reflect changes in the liability for future policy benefits and claims. Policyholder benefits are affected by claims experience, which can fluctuate significantly from period to period. Due to favorable claims experience for both the Employee Benefits—Insurance and Individual Insurance segments, policyholder benefits increased 4.6% for the second quarter of 2002 compared to the second quarter of 2001, compared to premium growth of 10.6% for the same comparative periods. Policyholder benefits increased 8.5% for the six months ended June 30, 2002 compared to the same period in 2001, compared to premium growth of 10.4% for the same comparative periods. Claims experience can fluctuate widely and we do not expect the benefit ratio to remain at current low levels. (See “—Selected Segment Information.”)

Operating Expenses

Operating expenses increased 19.3% and 15.1%, respectively, for the three and six months ended June 30, 2002 compared to the same periods in 2001. The increases for both comparative periods were primarily from operating expense growth in the Employee Benefits—Insurance segment to support business growth, including expenses in the second quarter of 2002 totaling $1.2 million related to the TIAA transaction (see”—Business Developments”). Over time, we plan to manage consolidated operating expenses at a growth rate that is less than the consolidated rate of premium growth. For 2002, these plans were suspended on the expectation that premium growth from the Employee Benefits—Insurance segment would be lower than in 2002 as a result of economic conditions (see “—Selected Segment Information—Employee Benefits—Insurance segment”). We plan to monitor consolidated sales and consolidated premium growth and take appropriate expense reduction initiatives if it appears on-going investments to support future growth are in excess of what will be needed.

Commissions and Bonuses

Commissions and bonuses primarily represent sales based compensation that vary depending on the product, whether the sale is in its first year or a renewal year, and other factors. Therefore, commissions will tend to fluctuate with premiums, but not directly due to the structure of various commission programs. Commissions and bonuses increased $2.4 million, or 8.2%, for the second quarter of 2002 compared to the second quarter of 2001 and $7.0 million, or 11.8%, for the six months ended June 30, 2002 compared to the same period in 2001. Premium increases for the same comparative periods were 10.6% and 10.4%, respectively.

Net Increase in Deferred Policy Acquisition Costs and Value of Business Acquired

Amounts deferred related to policy acquisition costs, net of amortization, decreased 34.5% in the second quarter of 2002 compared to the second quarter of 2001 primarily due to additional deferrals in the second quarter of 2001 in the Individual Insurance segment. Amounts deferred related to policy acquisition costs, net of amortization, increased 25.6% for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to deferral of commissions and bonuses in the Employee Benefits—Insurance and Retirement Plans segments. Prospectively, we expect the deferral rate for the six months ended June 30, 2002, relative to other indicators such as commissions or sales, to be indicative of future growth patterns. (See “—Selected Segment Information—Individual Insurance segment.”)

Income Taxes

Total income taxes differ from the amount computed by applying the Federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the Federal benefit. The combined Federal and state effective tax rates were 35.6% and 36.0% for the second quarters of 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the combined effective income tax rates were 35.8% and 35.4%, respectively.

The Internal Revenue Service (“IRS”) recently completed an examination of the Company’s Federal income tax returns for the years 1996 through 1999. On August 2, 2002, the IRS issued its Examination Report, in which it proposed adjustments to deductions in connection with certain of our group annuity contracts. The proposed adjustments would result in additional taxes payable by the Company for tax years 1996 through 1999. The Company believes it has a strong position and that the IRS’ principal proposed adjustments are without merit. Should the IRS prevail on its proposed adjustments, however, the amount of the adjustments would be deductible by us in taxable years subsequent to 1999. Accordingly, in the event the IRS were to prevail, we estimate that we would incur and record an additional charge, net of federal income tax, of not more than $25 million relating to these proposed adjustments. We are preparing a written protest to be filed with the Appeals Office of the IRS to contest the adjustments proposed in the Examination Report, and will take such other actions as we deem necessary and appropriate to contest the proposed adjustments. We believe that we have adequately provided for the ultimate outcome of this examination, and therefore it is not expected to have a material adverse effect on our results of operations or financial condition.

Selected Segment Information

The following table sets forth selected segment information at or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In millions)
Revenues:
Employee Benefits—Insurance segment	$350.8	$326.5	$707.9	$646.2
Individual Insurance segment	42.2	43.7	88.6	89.1
Retirement Plans segment	11.7	18.5	29.5	35.4
Other	3.5	4.1	7.0	6.9

Total	$408.2	$392.8	$833.0	$777.6

Income (loss) before income taxes:
Employee Benefits—Insurance segment	$30.1	$34.8	$66.8	$66.1
Individual Insurance segment	5.8	3.2	13.7	12.0
Retirement Plans segment	(6.5)	(0.1)	(6.6)	(1.1)
Other	1.5	2.7	3.2	3.8

Total	$30.9	$40.6	$77.1	$80.8

Reserves, other policyholder funds and separate account:
Employee Benefits—Insurance segment			$2,154.2	$1,971.1
Individual Insurance segment			2,145.3	2,027.6
Retirement Plans segment			1,769.9	1,807.8

Total			$6,069.4	$5,806.5

Employee Benefits—Insurance Segment

The Employee Benefits—Insurance segment contributed approximately 92.3% and 91.8% of our premiums for the six months ended June 30, 2002 and 2001, respectively. Through this segment, we are a leading provider of group life and long and short term disability insurance products, serving more than 32,000 employer groups and representing more than 5.6 million employees as of June 30, 2002. This segment’s products are designed for groups ranging in size from two to over 150,000 individuals. This segment also offers group dental insurance and accidental death and dismemberment insurance. We market our products through 151 employee sales representatives and managers. The sales representatives are compensated through salary and incentive compensation programs and are located in 40 field offices in principal cities throughout the United States. The field offices also provide underwriting, sales support and service through a field administrative staff of 230 employees.

Income before income taxes for the Employee Benefits—Insurance segment, when adjusted to exclude capital losses primarily from the impairment of fixed maturity securities recorded in the second quarter of 2002, increased $3.8 million and $7.9 million for the three and six month periods ended June 30, 2002, respectively, compared to the same periods of 2001 (see “—Consolidated Results of Operations— Net Capital Losses”). When adjusted to exclude capital losses, increased net income for the same comparative periods was due to favorable claims experience and premium growth.

Our transaction with TIAA is expected to close in the third or fourth quarter of 2002 (see “—Business Developments”). We expect 2002 operating results from the TIAA transaction, including approximately $2 million to $3 million in operating expenses, will be neutral to 2002 consolidated earnings.

The following table sets forth selected financial data for the Employee Benefits—Insurance segment at or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in millions)
Revenues:
Premiums	$310.4	$280.8	$617.2	$554.6
Net investment income	48.6	46.0	96.9	91.3
Net capital losses	(9.6)	(1.1)	(8.9)	(1.7)
Other	1.4	0.8	2.7	2.0

Total revenues	350.8	326.5	707.9	646.2

Benefits and expenses:
Policyholder benefits	248.4	227.1	496.5	449.0
Interest credited	1.1	3.0	2.5	5.9
Operating expenses	43.2	35.0	84.9	72.0
Commissions and bonuses	23.7	22.5	49.7	45.9
Premium taxes and other	5.3	4.9	10.6	9.7
Net increase in deferred policy acquisition costs	(1.0)	(0.8)	(3.1)	(2.4)

Total benefits and expenses	320.7	291.7	641.1	580.1

Income before income taxes	$30.1	$34.8	$66.8	$66.1

Benefit ratio (including interest credited, % of premiums)	80.4%	82.0%	80.8%	82.0%
Operating expense ratio (% of premiums)	13.9	12.5	13.8	13.0
Sales (annualized new premiums)	$43.9	$46.7	$109.1	$121.4

Premium growth for the Employee Benefits—Insurance segment is measured after adjusting to exclude experience rated refunds, which are an adjustment of premiums on certain large employee benefit insurance contracts when claims experience has fluctuated from expected levels. Premiums increased 11.2% for the second quarter of 2002 compared to the second quarter of 2001, excluding experience rated refunds of $5.1 million and $2.8 million, respectively. Premiums increased 10.9% for the six months ended June 30, 2002 compared to the same period in 2001, excluding experience rated refunds of $6.9 million and $8.0 million, respectively. This compares to an annual premium growth of 15.0% for 2001. Sales, measured as annualized new premiums, for the Employee Benefits—Insurance segment decreased $2.8 million, or 6.0%, in the second quarter of 2002 compared to the second quarter of 2001 and $12.3 million, or 10.1%, for the six months ended June 30, 2002 compared to the same period in 2001. We believe the decreases were primarily due to the effects of current economic conditions, the impact of medical inflation on employers’ budgets for employee benefits and caution on the part of employers in introducing new employee benefits. Slower sales growth could effect premium growth in the future. We remain committed to our disciplined pricing methodologies in a competitive marketplace.

Net investment income increased $2.6 million, or 5.7%, for the second quarter of 2002 compared to the second quarter of 2001 and $5.6 million, or 6.1%, for the six months ended June 30, 2002 compared to the same period in 2001. The increase resulted from growth in average invested assets supporting this segment, the effects of which were offset in part by declines in portfolio yields. (See “—Consolidated Results of Operations—Net Investment Income.”)

Policyholder benefits, which include changes in the liability for future policy benefits and claims, are affected by claims experience. Claims experience in the Employee Benefits—Insurance segment for the three and six months ended June 30, 2002 was favorable as reflected by benefit ratios (the ratio of policyholder benefits to premiums) of 80.4% and 80.8%, respectively. The target benefit ratio range for this segment is 82% to 84%. Claims experience can fluctuate widely and we do not expect the benefit ratio to remain at current low levels. Also affecting the benefit ratio is the discount rate used to establish long-term disability reserves. We maintain a margin of 50 to 75 basis points between this discount rate and our new money investment rates. The discount rate was decreased 25 basis points in the first quarter of 2002 and remained unchanged in the second quarter of 2002. Should available interest rates on new investments continue to decline, we will evaluate a potential reduction in the third quarter of 2002 of the discount rate that is used to establish long-term disability reserves. A reduction of 25 basis points in the discount rate would increase policyholder benefits by approximately $2 million per quarter.

Operating expenses increased 23.4% and 17.9%, respectively, for the three and six month periods ended June 30, 2002 compared to the same periods in 2001. The increases for both comparative periods were primarily to support business growth, including expenses in the second quarter of 2002 totaling $1.2 million related to the TIAA transaction (see”—Business Developments”). Over time, we plan to manage consolidated operating expenses at a growth rate that is less than the consolidated rate of premium growth (see “—Consolidated Results of Operations—Operating Expenses”).

Commissions and bonuses, which are generally paid on new sales and renewal commissions, increased 5.3% and 8.3% for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. Premium growth, adjusted to exclude experience rated refunds, for the same comparative periods was 11.2% and 10.9%, respectively.

Individual Insurance Segment

Our Individual Insurance segment sells disability insurance, including disability income, business overhead expense coverage and business equity protection, as well as fixed rate annuities to individuals. Disability income insurance pays benefits to help replace lost income when the insured is disabled. Business expense insurance reimburses a business for covered expenses when the insured is disabled. Business equity protection provides funds for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of a total disability. Individual disability insurance products are distributed through licensed general agents and brokers. Fixed rate annuities are distributed through managing general agents and financial institutions.

Individual disability insurance policies with monthly benefits over maximum retention limits are routinely ceded to other companies. Certain individual disability insurance policies acquired from Minnesota Life in late 2000 had net monthly benefits exceeding our desired retention limits. Effective July 1, 2002, we entered into a reinsurance agreement that established retention limits for monthly income on these policies at $6,000. Related to this reinsurance treaty and depending on related claims experience, premiums may decrease up to $13 million annually and policyholder benefits may decrease on average $12 million annually from non reinsured levels. The combined effects of these are expected to result in lower pre-tax operating profits of approximately $1 million to $2 million per year.

Income before income taxes for the Individual Insurance segment, when adjusted to exclude capital losses primarily from the impairment of fixed maturity securities recorded in the second quarter of 2002, increased $7.2 million and $6.4 million for the three and six month periods ended June 30, 2002, respectively (see “—Consolidated Results of Operations—Net Capital Losses”). When adjusted to exclude capital losses, increased net income for the same comparative periods was due to favorable claims experience.

The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in millions)

Revenues:
Premiums	$20.7	$20.0	$41.1	$39.8
Net investment income	26.3	23.9	52.2	49.4
Net capital losses	(4.9)	(0.3)	(5.0)	(0.3)
Other	0.1	0.1	0.3	0.2

Total revenues	42.2	43.7	88.6	89.1

Benefits and expenses:
Policyholder benefits	17.2	26.8	38.6	44.0
Interest credited	8.9	7.4	17.0	16.0
Operating expenses	5.9	5.6	11.7	11.3
Commissions and bonuses	6.7	5.4	13.0	10.4
Premium taxes and other	0.1	—	0.2	0.8
Net increase in deferred policy acquisition costs and value of business acquired	(2.4)	(4.7)	(5.6)	(5.4)

Total benefits and expenses	36.4	40.5	74.9	77.1

Income before income taxes	$5.8	$3.2	$13.7	$12.0

Benefit Ratio (% of premiums)	83.1%	133.9%	93.9%	110.6%
Operating expense ratio (% of operating revenue(1))	12.5	12.6	12.5	12.6
Sales (annuity deposits)	$21.9	$17.9	$38.6	$21.0
Sales (annualized new disability premiums)	2.8	2.5	5.3	4.7

(1)	Excludes after tax capital gains or losses and special items.

Premiums increased $0.7 million, or 3.5%, for the second quarter of 2002 compared to the second quarter of 2001 and $1.3 million, or 3.3%, for the six months ended June 30, 2002 compared to the same period in 2001.

Related sales of new disability premiums increased 12.0% and 12.8% for the three and six months ended June 30, 2002 compared to the same period in 2001. Sales reflect annualized new premiums, which are not immediately reflected in current period premiums. Annuity deposits, which are not reflected as premiums but are recorded as other policyholder funds, increased 22.3% and 83.8% for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The increases resulted substantially from growth in annuity distribution channels since the first quarter of 2001, and also reflect increased consumer interest in fixed annuity products compared to equity based variable annuity products, which we do not offer.

Net investment income increased $2.4 million, or 10.0%, for the second quarter of 2002 compared to the second quarter of 2001 and $2.8 million, or 5.7%, for the six months ended June 30, 2002 compared to the same period in 2001. The increase resulted from growth in average invested assets supporting this segment, evidenced by annuity deposit growth, the effects of which were offset in part by declines in portfolio yields (see “—Consolidated Results of Operations—Net Investment Income”).

Policyholder benefits as a percent of premiums, the benefit ratio, for the second quarter of 2002 was 83.1%, which is well below our target benefit ratio range of 95% to 105% for this segment. This compared to a less favorable ratio in the second quarter of 2001 of 133.9%. Both fluctuations were due to variations in claims experience, which can vary widely from period to period.

The target benefit ratio of 95% to 105% represents the effect of the individual disability insurance block of business acquired in the fourth quarter of 2000 from Minnesota Life. The block of business included stable claims, which are funded disproportionately from net investment income from the assets received in the transaction, which results in a higher benefit ratio than when benefits are taken as a percentage of premiums. Over the next few years as premiums from sales of new business increase, the benefit ratio is expected to decline.

Commissions and bonuses increased $1.3 million, or 24.1%, for the second quarter of 2002 compared to the second quarter of 2001 and $2.6 million, or 25.0%, for the six months ended June 30, 2002 compared to the same period in 2001. The increases primarily reflect commissions and bonuses on increased sales for both comparative periods.

Amounts deferred related to policy acquisition costs, net of amortization, were 48.9% lower in the second quarter of 2002 compared to the second quarter of 2001, and relatively stable with a 3.7% increase for the six months ended June 30, 2002 compared to the same period in 2001. Prospectively, we expect the deferral rate for the six months ended June 30, 2002, relative to other indicators such as commissions or sales, to be indicative of future growth patterns.

Retirement Plans Segment

We offer full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to private and public employers. We market retirement plan products and services to small and medium sized employers, primarily with 50 or more employees, through brokers, employee benefit consultants, and other distributors served by our regional retirement plans sales offices. Most sales of our retirement plan products include both financial services and record-keeping arrangements, although either financial services or record-keeping may be provided on a stand-alone basis. The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets under management and investment return on general account assets under management. In addition, premiums and policyholder benefits reflect the periodic conversion of 401(k) plan assets into life contingent annuities.

Developing significant future profitability from the segment is dependent upon continued increases in assets under management to improve economies of scale. We estimate that the Retirement Plans segment will reach sustainable profitability when assets under management reach approximately $2.5 billion. Assets under management at June 30, 2002 decreased to $1.77 billion compared to $1.81 billion at June 30, 2001, primarily reflecting a decline in the equities markets.

Income before income taxes for the Retirement Plans segment, when adjusted to exclude capital losses primarily from the impairment of fixed maturity securities recorded in the second quarter of 2002, increased $0.5 million and $1.5 million for the three and six month periods ended June 30, 2002, respectively (see “—Consolidated Results of Operations—Net Capital Losses”). The following table sets forth selected financial data for the Retirement Plans segment at or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in millions)

Revenues:
Premiums	$5.2	$5.1	$10.3	$9.7
Net investment income	13.2	13.2	26.0	25.5
Net capital gains (losses)	(6.7)	0.2	(6.8)	0.2

Total revenues	11.7	18.5	29.5	35.4

Benefits and expenses:
Policyholder benefits	2.3	2.3	4.1	4.0
Interest credited	8.1	8.7	16.2	17.3
Operating expenses	6.7	6.2	13.5	12.4
Commissions and bonuses	1.3	1.4	3.4	2.8
Net increase in deferred policy acquisition costs	(0.2)	—	(1.1)	—

Total benefits and expenses	18.2	18.6	36.1	36.5

Loss before income taxes	$(6.5)	$(0.1)	$(6.6)	$(1.1)

Interest credited (% of investment income)	61.4%	66.8%	62.3%	67.	9%
Annualized operating expense ratio (% of average assets under management)	1.5	1.4	1.5	1.4

Assets under management:
General account			$713.0	$700.7
Separate account			1,056.9	1,107.1

Total			$1,769.9	$1,807.8

Premiums for life contingent annuities and fees from assets under management remained relatively stable for the three and six months ended June 30, 2002 compared to the same periods of 2001, as did policyholder benefits.

The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rate spreads between general account assets under management and interest credited to policyholders. Net investment income relative to related general account assets under management was relatively stable for the three and six months ended June 30, 2002 compared to the same periods of 2001. Interest credited to policyholders decreased during the same comparative periods due to lower interest crediting rates, commensurate with general trends in the current interest rate environment.

The net reduction in expenses for deferred policy acquisition costs was $0.2 million and $1.1 million for the three and six month periods ended June 30, 2002, respectively. The Company began deferring costs for this segment in the third quarter of 2001. Costs deferred primarily include initial commissions and incentive compensation payouts on new sales.

Annualized operating expenses were slightly higher at 1.5% of average assets under management for each of the three and six months periods ended June 30, 2002 compared to 1.4% for each of the three and six months periods ended June 30, 2001. The increase resulted primarily from decreases in total assets under management due to current declines in the equities markets.

Other

Other businesses primarily include return on capital not allocated to the product segments, income from StanCorp Mortgage Investors, net capital gains and losses related to real estate investments and holding company expenses. Income before income taxes for other businesses was $1.5 million and $2.7 million for the second quarters of 2002 and 2001, respectively, and $3.2 million and $3.8 million for the six months ended 2002 and 2001, respectively. Net investment income in the second quarter of 2001 included unrealized capital gains of $1.1 million in the market value of a portfolio of convertible securities, which was liquidated in the second quarter of 2001.

Liquidity and Capital Resources

Operating Cash Flows

Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders, operating expenses, commissions and taxes. Net cash provided by operating activities was $209.9 million and $269.1 million for the six months ended June 30, 2002 and 2001, respectively. The decrease was primarily due to $53.9 million in operating cash in flows from the disposal of investments in the trading securities portfolio of convertible securities in the second quarter of 2001.

Investing Cash Flows

Investment management is an integral part of our business. Investments are composed of asset types and maturities that are appropriate for our policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated. Our general account investments consist primarily of fixed maturity securities, commercial mortgage loans and real estate. The market values of our investments vary with changing economic and market conditions and interest rates. If interest rates decline, we generally achieve a lower overall rate of return on our investment portfolio.

We are subject to the risk that the issuers of the fixed maturity securities we own will default on principal and interest repayments. Although approximately 96% of our fixed maturity securities are investment-grade and we believe that we maintain prudent issuer diversification, a major economic downturn or company-specific issues could result in issuer defaults. We record impairments of our investments when it is determined that the decline in fair value of an investment below its amortized cost basis is other than temporary. We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment. Factors considered in evaluating whether a decline in value is other than temporary include: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial conditions and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if we do not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the other than temporarily impaired securities for further potential impairment on an ongoing basis.

Our fixed maturity securities of $3.18 billion represented 59.6% of our total general account invested assets at June 30, 2002. Bond investments currently on our watch list for possible impairment are those issued by

Qwest Communications, Nortel Networks Corporation, The Williams Companies, Inc., and Dynegy. We hold a total of $19.3 million in Qwest Communications’ bonds, of which $4.0 million were issued by operating subsidiaries. The June 30, 2002 book values of investments in bonds issued by the holding companies of Nortel Networks Corporation, The Williams Companies, Inc., and Dynegy were $8.5 million, $3.1 million, and $3.0 million, respectively. Impairments of our investment portfolio may harm our financial strength and adversely affect earnings in current and future periods. The Company continually monitors credit quality on specific issuers and industry groups and believes it maintains prudent issuer diversification. The overall portfolio rating for fixed maturity securities was A (Standard & Poor’s) at June 30, 2002.

Commercial mortgage loans are subject to both delinquency and default risk. The delinquency and loss performance of the Company’s mortgage loan portfolio have consistently outperformed industry averages by a wide margin, as reported by the American Council of Life Insurance. The Company maintains a loan valuation allowance based on evaluating known and inherent risks in the loan portfolio. The allowance is based on management’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience, economic conditions, and individual loan analysis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest. Loan impairment is measured using discounted cash flows except when the current fair value, reduced by costs to sell, is determinable. Loans that are deemed uncollectible are written off against the allowance. Recoveries, if any, are credited to the allowance. The average loan to value ratio on the overall portfolio was 67% at June 30, 2002, and the average loan size was $0.7 million. At June 30, 2002, there was one loan with a balance of $0.5 million in the process of foreclosure, and no other delinquencies. The performance of the Company’s mortgage loan portfolio may fluctuate in the future. Should the delinquency rate of the Company’s mortgage loan portfolio increase, the increase could have a material adverse effect on our results of operations and financial condition.

Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. We routinely conduct environmental assessments for real estate being acquired for our investment portfolio. As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure to real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material adverse effect on our results of operations or financial condition. However, we cannot provide assurance that material compliance costs will not be incurred by us.

At June 30, 2002, commercial mortgage loans were collateralized by properties located in the Western region representing 61.1% of the portfolio, Central region representing 22.9% of the portfolio, and the Eastern region representing 16.0% of the portfolio. Our commercial mortgage loans are concentrated in the western region of the U.S., particularly in California, which accounted for 40.6% of our commercial mortgage portfolio at June 30, 2002. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but we do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. To date, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. However, if economic conditions in California worsen, we may experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California in the future, which may have a material adverse effect on our results of operations and financial condition.

The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.0% of the portfolio, industrial properties, representing 25.3% of the portfolio, and office properties, representing 19.9% of the portfolio. The remaining 6.8% of properties in the portfolio include commercial, apartment, residential and agricultural properties.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2002, we had outstanding commitments to fund commercial mortgage loans with interest rates ranging from 7.00% to 8.55%, totaling $60.7 million. The commitments may have fixed expiration dates or other termination clauses and generally require payment of a fee. We evaluate each customer’s credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon. We currently have no commitments consisting of standby letters of credit, guarantees, standby repurchase obligations, or other related commercial commitments.

Net cash used in investing activities was $374.0 million and $540.8 million during the first six months of 2002 and 2001, respectively. Cash out flows from investing activities in 2001 included $137.2 million in cash disbursed related to the sale of the individual life insurance product line. The sale involved transferring investments and cash equal to the liabilities ceded of approximately $790 million, less a ceding commission received of approximately $90 million. Investing activities in the first quarter of 2001 included investment of $452.3 million of proceeds related to the acquisition of the individual disability insurance business in late 2000. The sale involved receipt of cash equal to the liabilities assumed of approximately $500 million, less ceding commission paid of approximately $55 million.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, issuance and repurchase of common stock, and dividends paid on common stock.

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including our company. A ratings downgrade could increase our surrender levels and adversely affect our ability to market our products and thereby have a material adverse effect on our results of operations and financial condition.

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company are among the third parties that provide assessments of our overall financial position. Ratings from these agencies for financial strength for Standard are A+, A1, AA- and A, respectively. Financial strength ratings are based primarily on statutory financial information and are intended to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. In January 2002, Moody’s upgraded the financial strength rating of Standard from A2 to A1 based on our strong underwriting results, stable earnings profile, strong balance sheet, solid investment returns and improving geographic diversification.

We have a $100.0 million unsecured line of credit available through May 31, 2003. Under the current terms of the agreement, the line of credit can be temporarily increased to $150.0 million. The additional $50.0 million would be effective through October 15, 2002 and the maximum would return to $100.0 million thereafter. The additional $50.0 million was negotiated to provide flexibility in conjunction with the TIAA acquisition (see “Item 1—Condensed Notes to Unaudited Consolidated Financial Statements—Note 4—Acquisition and Disposition of Blocks of Business”). We are not required to maintain compensating balances, but pay a commitment fee. The interest rate, which is based on current market rates, was 2.5% at June 30, 2002. Under the credit agreement, we are subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At June 30, 2002, the Company was in compliance with all such covenants. At June 30, 2002, $81.9 million was outstanding on the line of credit, primarily to support acquisition of investments related to the TIAA transaction.

We have filed a $1.0 billion mixed shelf registration statement with the Securities and Exchange Commission, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. In the near future, we expect to complete a long-term debt offering of $250 million under the shelf registration. We intend to use approximately $200 million of the net proceeds from the debt offering to fund the acquisition by Standard of the group disability and group life insurance business of TIAA (see “—Business Developments”). The $200 million will include a $75 million ceding commission and amounts needed to maintain Standard’s risk-based capital ratio at our target level of 275% (see “—Risk-Based Capital”). The remaining $50 million will be used for general corporate purposes, including repayment of borrowings under our line of credit prior to closing the TIAA transaction, payment of our annual dividend to shareholders and a modest level of on-going share repurchases. Until the proceeds are used for these purposes, we will add the net proceeds to our investment portfolio. The proceeds will be invested in securities that are similar in nature to and of approximately the same quality and maturities as those currently held in our investment portfolios.

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from its subsidiaries, including Standard. Standard’s ability to pay dividends to us is regulated under Oregon law. Under Oregon law, without the approval of the Director of the Department of Consumer and Business Services of the State of Oregon (the “Director”), Standard may pay dividends only from the earned surplus arising from its business. It must receive the prior approval of the Director to pay a dividend, if such dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a certain statutory limitation. The current statutory limitation is the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year and (b) the net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31 last preceding, in each case determined under statutory accounting practices. Oregon law gives the Director broad discretion to disapprove requests for dividends in excess of these limits. The amount available for payment of dividends by Standard without approval of the Director is $126.9 million in 2002, of which $50 million was paid in the first quarter of 2002. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2002. Statutory net gain from operations, after dividends and taxes and before net capital gains or losses, for Standard was $49.4 million, which includes impairment on Worldcom holdings (see “—Net Capital Losses”), and $44.2 million for the six months ended June 30, 2002 and 2001, respectively. Statutory capital and surplus for Standard was $607.5 million and $547.0 million as of June 30, 2002 and 2001, respectively.

Our subsidiaries are separate and distinct legal entities and will have no obligations, contingent or otherwise, to pay any dividends or make any other distribution (except for payments required pursuant to the terms of any intercompany indebtedness) to us or to otherwise pay amounts due or to make specific funds available for payments with respect to debt of StanCorp. Various financing arrangements, regulatory restrictions, charter provisions and other instruments may impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

During the six months ended June 30, 2002, the Company repurchased approximately 0.2 million shares of its common stock at a total cost of $11.5 million, for a volume-weighted-average price per common share of $53.44. At June 30, 2002, approximately 1.0 million shares remain on the current authorized share repurchase program. On August 5, 2002, the board of directors approved an extension of the previously authorized share repurchase program until December 31, 2003. Share repurchases have been and are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital (“RBC”), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. At June 30, 2002, the RBC levels of the Company’s insurance subsidiaries were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. Our internal target for risk-based capital ratios for the insurance subsidiaries is 275%.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2000 through June 30, 2002 aggregated $0.4 million. At June 30, 2002, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent or failed insurers.

Commitments and Contingencies

See “Item 1—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Commitments and Contingencies.”

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in market risks faced by the Company since those reported at December 31, 2001 in the Company’s 2001 Annual Report on Form 10-K.

PART II.    OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

See “Item 1—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Commitments and Contingencies.”

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:    OTHER INFORMATION

None

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit Index

10	Fourth and Fifth Amendments to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association

(b)    Reports on Form 8-K

Current Report on Form 8-K filed with SEC on May 29, 2002 (responding to Items 5 and 7)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	By:	/S/ ERIC E. PARSONS

Eric E. Parsons President and Chief Operating Officer

Date: August 12, 2002	By:	/S/ CINDY J. MCPIKE

Cindy J. McPike Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

10	Fourth and Fifth Amendments to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association	Filed as exhibit 10 in StanCorp’s Form S-3 dated July 23, 2002 (File no. 333-91954)