Form 10-Q
period 2002-09-30
STANCORP FINANCIAL GROUP INC
filed 2002-11-12
CIK 1079577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

As of November 4, 2002 there were 29,390,424 shares of the Registrant’s common stock, no par value, outstanding.

INDEX

PART I.    FINANCIAL INFORMATION

PART II.    OTHER INFORMATION

i

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Premiums	$332.1	$310.9	$1,000.7	$915.0
Net investment income	94.9	87.1	277.0	258.5
Net capital gains (losses)	(3.6)	0.4	(24.3)	0.3
Other	1.3	1.5	4.3	3.7

Total	424.7	399.9	1,257.7	1,177.5

Benefits and expenses:
Policyholder benefits	268.8	262.1	808.0	759.1
Interest credited	18.4	19.6	54.4	59.0
Operating expenses	59.3	49.8	172.8	148.4
Commissions and bonuses	33.2	29.1	99.3	88.2
Premium taxes and other	6.5	5.3	17.4	15.8
Net increase in deferred policy acquisition costs and value of business acquired	(4.4)	(6.2)	(14.2)	(14.0)

Total	381.8	359.7	1,137.7	1056.5

Income before income taxes	42.9	40.2	120.0	121.0
Income taxes	15.3	14.4	42.9	43.0

Net income	27.6	25.8	77.1	78.0

Other comprehensive income, net of tax:
Unrealized capital gains on securities available-for-sale	75.3	43.2	92.6	56.9
Reclassification adjustment for capital losses included in net income	0.2	0.9	2.0	0.5

Total	75.5	44.1	94.6	57.4

Comprehensive income	$103.1	$69.9	$171.7	$135.4

Net income per common share:
Basic	$0.94	$0.85	$2.61	$2.53
Diluted	0.93	0.84	2.58	2.51
Weighted-average common shares outstanding:
Basic	29,459,324	30,340,453	29,530,512	30,826,139
Diluted	29,767,536	30,609,752	29,856,774	31,089,670

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2002	December 31, 2001
ASSETS

Investments:
Investment securities	$3,556.7	$2,700.6
Mortgage loans, net	2,058.3	2,003.0
Real estate, net	66.7	72.0
Policy loans	5.3	5.4

Total investments	5,687.0	4,781.0
Cash and cash equivalents	179.2	212.3
Premiums and other receivables	62.0	73.7
Accrued investment income	68.4	59.4
Amounts recoverable from reinsurers	856.5	867.5
Deferred policy acquisition costs and value of business acquired, net	107.4	95.4
Property and equipment, net	75.3	76.8
Other assets	47.0	91.7
Separate account assets	919.1	1,019.2

Total	$8,001.9	$7,277.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Future policy benefits and claims	$3,340.0	$3,198.5
Other policyholder funds	1,791.7	1,728.9
Deferred tax liabilities	157.8	115.3
Short-term debt	0.2	81.5
Long-term debt	255.2	9.1
Other liabilities	409.9	150.8
Separate account liabilities	919.1	1,019.2

Total liabilities	6,873.9	6,303.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 29,514,021 and 29,782,966 shares issued at September 30, 2002 and December 31, 2001, respectively	682.4	699.8
Accumulated other comprehensive income	127.9	33.3
Retained earnings	317.7	240.6

Total shareholders’ equity	1,128.0	973.7

Total	$8,001.9	$7,277.0

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2001	31,565,486	$778.7	$1.9	$143.8	$924.4
Net income	—	—	—	106.0	106.0
Other comprehensive income, net of tax	—	—	31.4	—	31.4
Common stock:
Repurchased	(1,940,900)	(84.7)	—	—	(84.7)
Issued to directors	2,952	0.1	—	—	0.1
Issued under employee stock plans, net	155,428	5.7	—	—	5.7
Dividends declared on common stock	—	—	—	(9.2)	(9.2)

Balance, December 31, 2001	29,782,966	699.8	33.3	240.6	973.7

Net income	—	—	—	77.1	77.1
Other comprehensive income, net of tax	—	—	94.6	—	94.6
Common stock:
Repurchased	(478,400)	(25.6)	—	—	(25.6)
Issued to directors	2,017	0.1	—	—	0.1
Issued under employee stock plans, net	207,438	8.1	—	—	8.1

Balance, September 30, 2002	29,514,021	$682.4	$127.9	$317.7	$1,128.0

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2002	2001
Operating:
Net income	$77.1	$78.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net capital (gains) losses	24.3	(0.3)
Depreciation and amortization	19.2	20.8
Deferral of policy acquisition costs and value of business acquired, net	(17.4)	(24.7)
Deferred income taxes	(12.0)	(13.3)
Changes in other assets and liabilities:
Trading securities	—	53.9
Receivables and accrued income	13.8	1.1
Future policy benefits and claims	141.5	314.5
Other, net	83.8	(47.9)

Net cash provided by operating activities	330.3	382.1

Investing:
Proceeds of investments sold, matured, or repaid:
Fixed maturity securities—available-for-sale	271.7	265.1
Mortgage loans	324.9	256.7
Real estate	2.9	22.1
Other investments	—	22.5
Costs of investments acquired or originated:
Fixed maturity securities—available-for-sale	(784.8)	(671.0)
Mortgage loans	(381.0)	(366.2)
Real estate	(0.6)	(6.0)
Property and equipment, net	(7.6)	(10.5)
Disposition of product line	0.9	(137.2)

Net cash used in investing activities	(573.6)	(624.5)

Financing:
Policyholder fund deposits	599.6	385.2
Policyholder fund withdrawals	(536.8)	(451.0)
Short-term debt	(81.3)	(65.0)
Long-term debt	246.1	—
Issuance of common stock	8.2	3.3
Repurchase of common stock	(25.6)	(69.3)
Dividends paid on common stock	—	(6.8)

Net cash provided by (used in) financing activities	210.2	(203.6)

Decrease in cash and cash equivalents	(33.1)	(446.0)
Cash and cash equivalents, beginning of period	212.3	473.7

Cash and cash equivalents, end of period	$179.2	$27.7

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$54.9	$71.9
Income taxes	49.3	85.5

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

StanCorp Mortgage Investors originates, underwrites and services small commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. As of September 30, 2002, StanCorp Mortgage Investors was servicing $2.06 billion in commercial mortgage loans for subsidiaries of StanCorp and $558.6 million in commercial mortgage loans for other institutional investors.

StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to our retirement plan clients.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain 2001 amounts have been reclassified to conform with the current presentation.

2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2002 and December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Interim results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. This report should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (in millions)	$27.6	$25.8	$77.1	$78.0
Basic weighted-average common shares outstanding	29,459,324	30,340,453	29,530,512	30,826,139
Stock options	256,312	245,102	272,580	234,945
Restricted stock	51,900	24,197	53,682	28,586

Diluted weighted-average common shares outstanding	29,767,536	30,609,752	29,856,774	31,089,670

Net income per diluted common share	$0.93	$0.84	$2.58	$2.51

4.    NET CAPITAL GAINS AND LOSSES

For all investments, capital gains and losses are recognized using the specific identification method. Net investment income and capital gains and losses related to separate accounts are included in the separate account assets and liabilities.

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

Net capital losses, before tax, were $3.6 million and $24.3 million for the three and nine month periods ending September 30, 2002. Net capital losses recorded during the nine months ended September 30, 2002, were primarily due to the impairment of WorldCom bonds recorded in the second quarter of 2002. Net capital losses recorded during the third quarter of 2002, were primarily due to the sale of Qwest bonds. Bonds sold during the quarter included $17.5 million of WorldCom, $9.3 million of Qwest Communications and $3.0 million of Dynegy. Our remaining holdings of these bonds are minimal or at the operating company level. Capital losses on bond sales in the quarter were partially offset by gains on the sale of mortgage loans. The Company is currently monitoring $7.5 million of Nortel bonds and $3.0 million of The Williams Companies, Inc. holding company bonds for possible future impairment.

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

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended September 30, 2002:
Revenues:
Premiums	$308.9	$18.8	$4.4	$—	$332.1
Net investment income	51.1	27.1	13.4	3.3	94.9
Net capital gains (losses)	(2.9)	0.5	(1.2)	—	(3.6)
Other	1.3	—	—	—	1.3

Total revenues	358.4	46.4	16.6	3.3	424.7

Benefits and expenses:
Policyholder benefits	249.3	17.1	2.4	—	268.8
Interest credited	1.3	8.9	8.0	0.2	18.4
Operating expenses	44.8	6.1	6.8	1.6	59.3
Commissions and bonuses	24.6	7.2	1.4	—	33.2
Premium taxes and other	5.8	0.2	—	0.5	6.5
Net increase in deferred policy acquisition costs and value of business acquired	(0.9)	(3.5)	—	—	(4.4)

Total benefits and expenses	324.9	36.0	18.6	2.3	381.8

Income (loss) before income taxes	$33.5	$10.4	$(2.0)	$1.0	$42.9

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Nine months ended September 30, 2002:
Revenues:
Premiums	$926.1	$59.9	$14.7	$—	$1,000.7
Net investment income	148.0	79.3	39.4	10.3	277.0
Net capital losses	(11.8)	(4.5)	(8.0)	—	(24.3)
Other	4.0	0.3	—	—	4.3

Total revenues	1,066.3	135.0	46.1	10.3	1,257.7

Benefits and expenses:
Policyholder benefits	745.8	55.7	6.5	—	808.0
Interest credited	3.8	25.9	24.2	0.5	54.4
Operating expenses	129.7	17.8	20.3	5.0	172.8
Commissions and bonuses	74.3	20.2	4.8	—	99.3
Premium taxes and other	16.4	0.4	—	0.6	17.4
Net increase in deferred policy acquisition costs and value of business acquired	(4.0)	(9.1)	(1.1)	—	(14.2)

Total benefits and expenses	966.0	110.9	54.7	6.1	1,137.7

Income (loss) before income taxes	$100.3	$24.1	$(8.6)	$4.2	$120.0

Total assets	$3,153.7	$2,561.7	$1,821.2	$465.3	$8,001.9

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended September 30, 2001:
Revenues:
Premiums	$287.0	$19.7	$4.2	$—	$310.9
Net investment income	47.0	24.5	13.0	2.6	87.1
Net capital gains (losses)	(0.8)	0.5	0.4	0.3	0.4
Other	1.5	(0.1)	—	0.1	1.5

Total revenues	334.7	44.6	17.6	3.0	399.9

Benefits and expenses:
Policyholder benefits	238.0	22.4	1.7	—	262.1
Interest credited	2.6	8.1	8.8	0.1	19.6
Operating expenses	37.8	5.1	5.5	1.4	49.8
Commissions and bonuses	22.0	5.6	1.5	—	29.1
Premium taxes and other	5.0	0.3	—	—	5.3
Net increase in deferred policy acquisition costs and value of business acquired	(0.4)	(5.4)	(0.4)	—	(6.2)

Total benefits and expenses	305.0	36.1	17.1	1.5	359.7

Income before income taxes	$29.7	$8.5	$0.5	$1.5	$40.2

	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Nine months ended September 30, 2001:
Revenues:
Premiums	$841.6	$59.5	$13.9	$—	$915.0
Net investment income	138.3	73.9	38.5	7.8	258.5
Net capital gains (losses)	(2.5)	0.2	0.6	2.0	0.3
Other	3.5	0.1	—	0.1	3.7

Total revenues	980.9	133.7	53.0	9.9	1,177.5

Benefits and expenses:
Policyholder benefits	687.0	66.4	5.7	—	759.1
Interest credited	8.5	24.1	26.1	0.3	59.0
Operating expenses	109.8	16.4	17.9	4.3	148.4
Commissions and bonuses	67.9	16.0	4.3	—	88.2
Premium taxes and other	14.7	1.1	—	—	15.8
Net increase in deferred policy acquisition costs and value of business acquired	(2.8)	(10.8)	(0.4)	—	(14.0)

Total benefits and expenses	885.1	113.2	53.6	4.6	1,056.5

Income (loss) before income taxes	$95.8	$20.5	$(0.6)	$5.3	$121.0

Total assets	$2,791.0	$2,298.1	$1,712.4	$174.6	$6,976.1

6.    LONG-TERM DEBT

The following table sets forth the Company’s long-term debt at the periods indicated:

	September 30, 2002	December 31, 2001
	(in millions)
Long-term debt:
Senior Notes	$246.1	$—
Other long-term borrowings	9.1	9.1

Total long-term borrowings	$255.2	$9.1

StanCorp filed a $1.0 billion mixed shelf registration statement with the Securities and Exchange Commission, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002 we completed an initial public debt offering of $250.0 million of 6.875% 10 year senior notes. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October, beginning in 2003.

Approximately $200 million of the debt offering proceeds were used to fund the capital requirements of the acquisition by Standard of the group disability and group life insurance business of Teachers Insurance and Annuity Association of America (“TIAA”) which closed on October 1, 2002 (see “—Acquisition and Disposition of Blocks of Business”), which included a ceding commission of $75 million and $125 million for maintenance of our risk based capital target levels. The remaining proceeds will be used for general corporate purposes, including payment of our annual dividend to shareholders and a modest level of on-going share repurchases.

7.    COMMITMENTS AND CONTINGENCIES

The Company has a $100.0 million unsecured line of credit available through May 31, 2003. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 2.4% at September 30, 2002. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At September 30, 2002, the Company was in compliance with all such covenants. At September 30, 2002, there were no outstanding borrowings on the line of credit.

The Internal Revenue Service (“IRS”) recently completed an examination of the Company’s Federal income tax returns for the years 1996 through 1999. On August 2, 2002, the IRS issued its Examination Report, in which it proposed adjustments to deductions in connection with certain of our group annuity contracts. The proposed adjustments would result in additional taxes payable by the Company for tax years 1996 through 1999. The Company believes it has a strong position and that the IRS’ principal proposed adjustments are without merit. Should the IRS prevail on its proposed adjustments, however, the amount of the adjustments would be deductible by the Company in taxable years subsequent to 1999. Accordingly, in the event the IRS were to prevail, the Company currently, based on on-going discussions with the IRS, estimates that it would incur and record an additional charge, net of Federal income tax, of not more than $7 million relating to these proposed adjustments. The Company has filed a written protest with the Appeals Office of the IRS to contest the adjustments proposed in the Examination Report, and will take such other actions as deemed necessary and appropriate to contest the proposed adjustments. The Company believes that it has adequately provided for the ultimate outcome of this examination, and therefore it is not expected to have a material adverse effect on our results of operations or financial condition.

In the normal course of business, the Company is subject to threatened and pending litigation, various legal actions, and other state and Federal proceedings. A number of actions or proceedings were threatened or pending as of September 30, 2002. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on our results of operations or financial condition.

8.    ACQUISITION AND DISPOSITION OF BLOCKS OF BUSINESS

Effective October 1, 2002, Standard acquired the group disability and group life insurance business, through a reinsurance transaction, of TIAA. This block of business includes approximately 1,800 group insurance contracts, representing 650,000 insured individuals, and generated approximately $180 million in premiums in 2001. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding liabilities. If Standard were to become unable to meets its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust required to be equal to TIAA’s reinsurance receivable from Standard.

Effective October 1, 2000, Standard acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life Insurance Company (“Minnesota Life”). Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding liabilities. If Standard were to become unable to meets its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with assets in the trust required to be equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at September 30, 2002, was $613.1 million. Accompanying this transaction was an agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products.

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

9.    ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This pronouncement, among other amendments, eliminates the requirement to record gains and losses from the early extinguishment of debt as extraordinary items. The provisions of SFAS No. 145 are required to be applied starting January 1, 2003. The Company does not expect SFAS No. 145 to have a material impact on the Company’s financial statements.

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

Forward-looking Statements

We have made in this Form 10-Q, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such “forward-looking” statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance, and are identified by words such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “anticipates,” or the negative of those words or other comparable terminology. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors could cause results to differ materially from management expectations as suggested by such “forward-looking” statements:

•	adequacy of reserves established for future policy benefits;

•	claims experience and deterioration in morbidity, mortality and persistency;

•	events of terrorism, natural disasters, or other catastrophic occurrences;

•	availability and adequacy of reinsurance and catastrophe reinsurance coverage;

•	potential charges resulting from membership in a catastrophe reinsurance pool;

•	changes in interest rates or the condition of the national economy;

•	successful integration of acquired blocks of business;

•	ability of acquired blocks of business to perform as expected;

•	asset credit quality and delinquencies on bonds and commercial mortgage loans;

•	mortgage loan illiquidity;

•	asset concentration in California;

•	competition from other insurers and financial services companies;

•	changes in financial strength ratings;

•	changes in the regulatory environment at the state or federal level;

•	the outcome of our written protest with the Internal Revenue Service;

•	adverse findings in litigation or other legal proceedings;

•	environmental liability exposure resulting from mortgage loan and real estate investments;

•	receipt of dividends from our subsidiaries;

•	ability to achieve financing objectives;

•	adequacy of the diversification of geographic or industry risk;

•	adequacy of matching between assets and liabilities;

•	achievement of financial objectives, including premium growth, growth in earnings, growth in assets under management, or other growth objectives;

•	ability to attract and retain employee sales representatives and managers; and

•	achievement of expense management objectives.

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

For all of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions concerning a number of factors, including: the amount of premiums that we will receive in the future; the rate of return on assets we purchase with premiums received; expected claims; expenses; and persistency, which is the measurement of the percentage of policies remaining in force from year to year. In particular, our long term disability reserves are sensitive to assumptions regarding the following factors: claim incidence rates; claim termination rates; market interest rates used to discount reserves; age and gender of the claimant; time elapsed since disablement; contract provisions and limitations; and the amount of the monthly benefit paid to the insured (less deductible income, such as Social Security payments made to the insured). We regularly evaluate the appropriateness of the discount rate used to establish long-term disability reserves. A reduction of 25 basis points in the discount rate for long term disability and life waiver reserves currently would increase policyholder benefits by approximately $3 million per quarter. These factors can be materially affected by changes in the national or regional economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors could require us to increase our reserves.

Our long term disability products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates, during these periods. Historically, the duration of approximately 50% of all claims filed under our long term disability policies is 24 months or less. However, claims caused by more severe disabling conditions may be paid over much longer periods, including up to normal retirement age. Longer duration claims expose us to the possibility that we may pay benefits materially in excess of the amount that we anticipated when the policy was underwritten. The profitability of our long term disability products is thus subject to volatility resulting from the difference between our actual claims experience and our assumptions at the time of underwriting and from changes in economic conditions, changes in regulation and changes in market interest rates. If actual claims experience is inconsistent with these assumptions, we could be required to increase our reserves.

Acquisition costs related to the production of new business have been deferred to accomplish matching against related future premiums and gross profits. Such costs may include commissions and incentive payments, certain costs of policy issuance and underwriting and certain variable field office expenses. Various assumptions are used in developing the amounts to be amortized each period, including future interest rates and expected future profitability. These estimates are modified to reflect actual experience when appropriate. Deferred acquisition costs for group disability and group life insurance products are amortized in proportion to future premiums generally over five years. Deferred acquisition costs for individual disability insurance products are amortized in proportion to future premiums over the life of the contract averaging 20 to 25 years with approximately 15% and 50% expected to be amortized by years 10 and 15, respectively. Deferred acquisition costs for individual deferred annuities are amortized in proportion to expected gross profits generally over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. Deferred acquisition costs for group annuity products are amortized in proportion to expected gross profits over 10 years with approximately 10% expected to be amortized by year five.

Deferred policy acquisition costs are charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the amounts deferred, which could have a material effect on our results of operations and financial condition.

The provision for income taxes includes amounts currently payable, and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates and laws, and amounts provided for uncertainties and adjustments related to the subsequent resolution of those uncertainties. Generally, uncertainties are resolved when they have been settled with the Internal Revenue Service or the statute of limitations has lapsed for the tax year in question. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon resolution may differ from amounts previously estimated.

Business Developments

Effective October 1, 2002, Standard acquired the group disability and group life insurance business, through a reinsurance transaction, of Teachers Insurance and Annuity Association of America (“TIAA”). This block of business includes approximately 1,800 group insurance contracts, representing 650,000 insured individuals, and generated approximately $180 million in premiums in 2001. According to December 31, 2001 premium statistics provided by LIMRA International, we estimate that the completion of this transaction makes us the 3rd largest provider of group long term disability insurance and the 8th largest provider of group life insurance. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding liabilities. If Standard were to become unable to meets its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. We expect 2002 operating results from the TIAA block of business acquired, including approximately $3 million in operating expenses, will be roughly neutral to 2002 consolidated earnings (see “—Employee

Benefits— Insurance segment—Operating Expenses”). In 2003, we expect that the profitability of the block of business will add $0.15 to $0.20 per diluted share to earnings.

StanCorp filed a $1.0 billion mixed shelf registration statement with the Securities and Exchange Commission, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002 we completed an initial public debt offering of $250.0 million of 6.875% 10 year senior notes. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October, beginning in 2003. Approximately $200 million of the debt offering proceeds were used to fund the capital requirements of the acquisition by Standard of the group disability and group life insurance block of business acquired from TIAA discussed above, which included a ceding commission of $75 million and $125 million for maintenance of our risk based capital target levels. The remaining proceeds will be used for general corporate purposes, including payment of our annual dividend to shareholders and a modest level of on-going share repurchases.

During the first quarter of 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that will offer Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide participating provider organization panel. Related to this alliance, Standard and Ameritas entered into a reinsurance agreement, effective June 1, 2002, that provides for approximately 15% of the net dental premiums written by Standard under the strategic marketing alliance to be ceded to Ameritas (see “—Risk Management and Reinsurance”). Management believes that the enhanced dental product together with our life and disability products will provide a more attractive product package.

Also during the first quarter of 2002, The Standard Life Insurance Company of New York received approval from the State of New York Insurance Department to sell group life and accidental death and dismemberment (“AD&D”) insurance products in New York. The Standard Life Insurance Company of New York is now licensed to provide long term and short term disability and similar products, and life and AD&D insurance for groups in New York.

Executive Management

In May of this year, Eric E. Parsons was elected President and Chief Operating Officer of StanCorp and Standard Insurance Company (“Standard”). On November 4, 2002, the board of directors of StanCorp confirmed his appointment as Chief Executive Officer effective January 1, 2003 when he will succeed Ronald E. Timpe, who will remain Chairman of the board. Mr. Parsons has more than 20 years with the Company, and has held executive officer positions in finance and investments, most recently as Senior Vice President and Chief Financial Officer. Douglas T. Maines was elected Executive Vice President of StanCorp and President of the Employee Benefits—Insurance division of Standard. Mr. Maines joined the Company in 1998 as Senior Vice President of the Employee Benefits—Insurance segment of Standard and previously held other senior executive positions in the insurance industry. On August 5, 2002, Mr. Parsons and Mr. Maines were appointed to the Board of Directors of StanCorp. In July of this year, Cindy J. McPike was elected Vice President and Chief Financial Officer of StanCorp and Standard. Ms. McPike had been Controller and Treasurer of StanCorp and Standard since February 2000.

Financial Objectives

The Company has publicly stated financial objectives for premium growth, growth in operating income per diluted common share and operating return on average equity. The following sets forth the Company’s financial objectives and results for the nine months ended September 30, 2002 against those objectives:

•
Growth in premiums (adjusted for experience rated refunds in the Employee Benefits—Insurance segment) is targeted to be 10% to 12% per year. Premiums increased 9.7% for the nine months ended September 30, 2002 compared to the same period of 2001, which is just under our annual objective, primarily due to economic uncertainties and reinsurance premium payments on two new reinsurance agreements totaling $5.7 million (see “—Risk Management and Reinsurance”). Without these reinsurance agreements, premium growth would have been 10.3% for the nine months ended September 30, 2002. Annual premium growth was 10.9% for 2001 compared to 2000. We expect annual premium growth to be at the low end of our target range for 2002 and 2003 due to anticipated continuing economic uncertainties. Our measurement against this goal will exclude premiums from TIAA for the first year those premiums are recorded.

•
Growth in operating income (net income excluding after tax capital gains or losses and special items) per diluted common share is targeted to be 12% to 15% per year. Operating income per diluted common share increased 24.0% for the nine months ended September 30, 2002 compared to the same period of 2001, primarily due to favorable claims experience in both the Employee Benefits—Insurance and Individual Insurance segments, which can fluctuate widely (see “—Selected Segment Information”). Operating income per diluted common share increased 13.9% for the year ended 2001 compared to the same period in 2000, including $5.0 million in pre-tax charges related to the terrorist events of September 11, 2001.

•
Operating return on average equity is targeted to be 13% to 14% by the end of 2003 and 14% to 15% by the end of 2005. Annualized operating return on average equity for the nine months ended September 30, 2002 was 12.7% compared to our annual return of 11.4% in 2001. Those results were primarily due to favorable claims experience in both the Employee Benefits—Insurance and Individual Insurance segments, which can fluctuate widely (see “—Selected Segment Information”).

Risk Management and Reinsurance

Methods used by the Company to manage risk include, but are not limited to, sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by geography, industry, occupation, customer size and salary range, maintenance of a strong balance sheet, maintenance of reinsurance arrangements, and sufficient alignment of assets and liabilities to meet financial obligations (see “—Liquidity and Capital Resources—Asset/Liability Matching and Interest Rate Risk Management). Claims arising out of catastrophes are unpredictable. Reinsurance agreements are recorded as both a reduction to premiums and to claims. On policies which have been reinsured, premiums would be reduced and to the extent claims are incurred, there would be a reduction in claims. (See “—Selected Segment Information.”)

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

Individual disability insurance policies with monthly benefits over maximum retention limits are routinely ceded to other companies. Certain individual disability insurance policies in a block of business acquired from Minnesota Life Insurance Company (“Minnesota Life”) in late 2000 had net monthly benefits exceeding our desired retention limits. Effective July 1, 2002, we entered into a reinsurance agreement that established retention limits for monthly income on these policies at $6,000. Related to this reinsurance treaty and depending on related claims experience, premiums may decrease up to $13 million annually and policyholder benefits may decrease on average $12 million annually from non reinsured levels. The combined effects of these are expected to reduce pre-tax operating profits by approximately $1 million annually. (See “—Selected Segment Information—Individual Insurance segment.”)

Related to a strategic marketing alliance with Ameritas (see “—Business Developments”), Standard and Ameritas entered into a reinsurance agreement effective June 1, 2002, that provides for approximately 15% of the net dental premiums written by Standard under the strategic marketing alliance to be ceded to Ameritas. Related to this reinsurance treaty and depending on related claims experience, we expect premiums to decrease approximately $8 million annually and that the impact on profitability will be minimal.

Consolidated Results of Operations

Net Income

Net income increased $1.8 million, or 7.0%, for the three months ended September 30, 2002 compared to the same period in 2001. Several factors affect the comparability between these periods. Claims experience for both the Employee Benefits—Insurance and Individual Insurance segments was more favorable in the third quarter of 2002 compared to the same period in 2001 (see “—Selected Segment Information”). In addition, net capital losses, before tax, were $3.6 million for the third quarter of 2002, primarily due to sales of bonds, compared to capital gains, before tax of $0.4 million for the third quarter of 2001. Finally, the third quarter of 2001 included $5.0 million in pre-tax charges related to the terrorist events on September 11, 2001.

Net income decreased $0.9 million, or 1.2%, for the nine months ended September 30, 2002 compared to the same period in 2001. Similar factors affect comparability between years on a year-to-date basis as were described for the third quarter. In addition, in the second quarter of 2002 we recorded $13.5 million, net of tax, for bond impairments primarily related to our investment in WorldCom (see “—Net Capital Losses”).

Premiums

Premiums, adjusted for experience rated refunds in the Employee Benefits—Insurance segment, increased $26.0 million, or 8.3%, for the third quarter of 2002 compared to the third quarter of 2001 and $89.4 million, or 9.7%, for the nine months ended September 30, 2002 compared to the same period in 2001. Annual premium growth in 2001 was 10.9%, but would have been 12.4% annually if normalized to eliminate the effects on premiums of the timing of two transactions in the Individual Insurance segment in late 2000 and early 2001. We believe the indicated slowing of premium growth to 9.7% for the nine months ended September 30, 2002 from 12.4% in 2001 was due to the effect of current economic conditions, including the impact of medical inflation on employers’ budgets for employee benefits and caution on the part of employers in introducing new employee benefits. Slower sales growth could affect premium growth in the future. Also affecting premium growth was the reduction of $5.7 million in premiums recorded during the third quarter of 2002 related to two new reinsurance agreements. Without these reinsurance agreements, premium growth would have been 10.3% for the nine months ended 2002. (See “—Selected Segment Information.”)

Net Investment Income

Net investment income, which is affected primarily by changes in levels of invested assets and the overall interest rate environment, increased $7.8 million, or 9.0% for the third quarter of 2002 compared to the third quarter of 2001. Average invested assets increased 12.2% for the third quarter of 2002 compared to the third quarter of 2001. The portfolio yield for the fixed maturity securities decreased to 6.62% at September 30, 2002, from 6.96% at September 30, 2001. The portfolio yield for commercial mortgage loans decreased to 8.06% at September 30, 2002, from 8.24% at September 30, 2001. Portfolio yields may increase or decrease in the future depending on changes in the overall interest rate environment.

Net investment income increased $18.5 million, or 7.2%, for the nine months ended September 30, 2002 compared to the same period in 2001. Average invested assets increased 8.0% for the nine months ended September 30, 2002 compared to the same period in 2001.

Net Capital Gains and Losses

Net capital losses, before tax, were $3.6 million for the third quarter of 2002 compared to net capital gains of $0.4 million for the third quarter of 2001. Net capital losses recorded during the third quarter of 2002, were primarily due to the sale of Qwest bonds. Bonds sold during the third quarter of 2002 included $17.5 million of WorldCom, $9.3 million of Qwest Communications and $3.0 million of Dynegy. Our remaining holdings of these bonds are minimal or at the operating company level. Capital losses on bond sales in the quarter were partially offset by gains on the sale of mortgage loans. The Company is currently monitoring $7.5 million of Nortel bonds and $3.0 million of The Williams Companies, Inc. holding company bonds for possible future impairment.

Net capital losses, before tax, were $24.3 million for the nine months ended September 30, 2002 compared to net capital gains of $0.3 million for the same period in 2001. Capital losses for the first nine months of 2002 were primarily due to the impairment of WorldCom bonds recorded in the second quarter of 2002.

Policyholder Benefits

Policyholder benefits reflect changes in the liability for future policy benefits and claims. Policyholder benefits are affected by claims experience, which can fluctuate significantly from period to period, and interest rates. Policyholder benefits increased 2.6% for the third quarter of 2002 compared to the third quarter of 2001, compared to premium growth of 8.3% for the same comparative periods. Policyholder benefits increased 6.4% for the nine months ended September 30, 2002 compared to the same period in 2001, compared to premium growth of 9.7% for the same comparative periods. Policyholder benefits increased at a rate lower than the rate of premium growth for both the three and nine months ended September 30, 2002 due to favorable claims experience for both the Employee Benefits—Insurance and Individual Insurance segments. Policyholder benefits for the three and nine months ended September 30, 2001 include $5.0 million in pre-tax charges related to the terrorist events of September 11, 2001.

Operating Expenses

Operating expenses increased 19.1% and 16.4%, respectively, for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The increases for both comparative periods were primarily from significant increases in costs for providing health related benefits to our employees and retirees as well as operating expense growth in the Employee Benefits—Insurance segment to support business growth, including expenses during the first nine months of 2002 totaling $2.5 million related to the acquisition of a block of business from TIAA (see “—Business Developments”). Adjusted to exclude expenditures related to the TIAA block of business acquired, operating expenses increased 14.8% for the nine months ended September 30, 2002 compared to the same period in 2001. Over time, we plan to manage consolidated operating expenses at a growth rate that is less than the consolidated rate of premium growth. For 2002, these plans were suspended on the expectation that the reduced rate of premium growth from the Employee Benefits—Insurance segment as a result of economic conditions would be temporary (see “—Selected Segment Information—Employee Benefits—Insurance segment”). As it now appears that economic uncertainties may continue to result in premium growth at the low end of our target range into 2002, we intend to manage 2003 expense growth accordingly.

Commissions and Bonuses

Commissions and bonuses primarily represent sales based compensation that vary depending on the product, whether the sale is in its first year or a renewal year, and other factors. Therefore, commissions will tend to fluctuate with premiums, but not directly due to the structure of various commission programs and the effect of reinsurance agreements on premiums. Commissions and bonuses increased $4.1 million, or 14.1%, for the third quarter of 2002 compared to the third quarter of 2001 and $11.1 million, or 12.6%, for the nine months ended September 30, 2002 compared to the same period in 2001. Premium increases for the same comparative periods were 8.3% and 9.7%, respectively.

Net Increase in Deferred Policy Acquisition Costs and Value of Business Acquired

Amounts deferred related to policy acquisition costs, net of amortization were 29.0% lower in the third quarter of 2002 compared to the third quarter of 2001 primarily due to additional deferrals in the third quarter of 2001 in the Individual Insurance segment as the Company completed the integration of the block of individual disability insurance business from Minnesota Life. Amounts deferred related to policy acquisition costs, net of amortization, increased 1.4% for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to deferral of commissions and bonuses. (See “—Selected Segment Information.”)

Income Taxes

Total income taxes differ from the amount computed by applying the Federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the Federal benefit. The combined Federal and state effective tax rates were 35.7% and 35.8% for the third quarters of 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the combined effective income tax rates were 35.8% and 35.5%, respectively.

The Internal Revenue Service (“IRS”) recently completed an examination of the Company’s Federal income tax returns for the years 1996 through 1999. On August 2, 2002, the IRS issued its Examination Report, in which it proposed adjustments to deductions in connection with certain of our group annuity contracts. The proposed adjustments would result in additional taxes payable by the Company for tax years 1996 through 1999. The Company believes it has a strong position and that the IRS’ principal proposed adjustments are without merit. Should the IRS prevail on its proposed adjustments, however, the amount of the adjustments would be deductible by the Company in taxable years subsequent to 1999. Accordingly, in the event the IRS were to prevail, the Company currently, based on on-going discussions with the IRS, estimates that it would incur and record an additional charge, net of Federal income tax, of not more than $7 million relating to these proposed adjustments. The Company has filed a written protest with the Appeals Office of the IRS to contest the adjustments proposed in the Examination Report, and will take such other actions as deemed necessary and appropriate to contest the proposed adjustments. The Company believes that it has adequately provided for the ultimate outcome of this examination, and therefore it is not expected to have a material adverse effect on our results of operations or financial condition.

Selected Segment Information

The following table sets forth selected segment information at or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In millions)
Revenues:
Employee Benefits—Insurance segment	$358.4	$334.7	$1,066.3	$980.9
Individual Insurance segment	46.4	44.6	135.0	133.7
Retirement Plans segment	16.6	17.6	46.1	53.0
Other	3.3	3.0	10.3	9.9

Total	$424.7	$399.9	$1,257.7	$1,177.5

Income (loss) before income taxes:
Employee Benefits—Insurance segment	$33.5	$29.7	$100.3	95.8
Individual Insurance segment	10.4	8.5	24.1	20.5
Retirement Plans segment	(2.0)	0.5	(8.6)	(0.6)
Other	1.0	1.5	4.2	5.3

Total	$42.9	$40.2	$120.0	$121.0

Reserves, other policyholder funds and separate account:
Employee Benefits—Insurance segment			$2,200.1	$2,018.6
Individual Insurance segment			2,177.1	2,058.7
Retirement Plans segment			1,673.6	1,680.9

Total			$6,050.8	$5,758.2

Employee Benefits—Insurance Segment

The Employee Benefits—Insurance segment contributed approximately 92.5% and 92.0% of our premiums for the nine months ended September 30, 2002 and 2001, respectively. Through this segment, we are a leading provider of group life and long and short term disability insurance products, serving more than 32,000 employer groups and representing more than 5.7 million employees as of September 30, 2002. This segment’s products are designed for groups ranging in size from two to over 150,000 individuals. This segment also offers group dental insurance and accidental death and dismemberment insurance. We market our products through 154 employee sales representatives and managers. The sales representatives are compensated through salary and incentive compensation programs and are located in 40 field offices in principal cities throughout the United States. The field offices also provide underwriting, sales support and service through a field administrative staff of 230 employees.

Income before income taxes for the Employee Benefits—Insurance segment increased $3.8 million and $4.5 million for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods of 2001. Adjusted to exclude capital losses for the three and nine months ended September 30, 2002 and 2001, income before income taxes increased $5.9 million and $13.8 million for the same periods (see “—Consolidated Results of Operations—Net Capital Losses”). When adjusted to exclude capital losses, increased net income for the same comparative periods was due to favorable claims experience and premium growth. The third quarter of 2001 included $4.3 million in pre-tax charges related to the terrorist events of September 11, 2001.

Effective October 1, 2002, Standard acquired the group disability and group life insurance business of TIAA, through a reinsurance transaction. This block of business includes approximately 1,800 group insurance contracts, representing 650,000 insured individuals, and generated approximately $180 million in premiums in 2001 (see “—Business Developments”). We expect 2002 operating results from the TIAA block of business acquired, including approximately $3 million in operating expenses, will be roughly neutral to 2002 consolidated earnings.

During the first quarter of 2002, Standard formed a strategic marketing alliance with Ameritas that will offer Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide participating provider organization panel. In addition, Standard and Ameritas entered into a reinsurance agreement effective June 1, 2002 that provides for approximately 15% of the net dental premiums written by Standard under the strategic marketing alliance to be ceded to Ameritas. Premium payments for this reinsurance agreement were $2.7 million during the third quarter of 2002 and no similar payments were made during 2001. Related to this reinsurance treaty and depending on related claims experience, we expect premiums to decrease approximately $8 million annually and that the impact on profitability will be minimal. Management believes that the enhanced dental product together with our life and disability products will provide a more attractive product package.

The following table sets forth selected financial data for the Employee Benefits—Insurance segment at or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in millions)
Revenues:
Premiums	$308.9	$287.0	$926.1	$841.6
Net investment income	51.1	47.0	148.0	138.3
Net capital losses	(2.9)	(0.8)	(11.8)	(2.5)
Other	1.3	1.5	4.0	3.5

Total revenues	358.4	334.7	1,066.3	980.9

Benefits and expenses:
Policyholder benefits	249.3	238.0	745.8	687.0
Interest credited	1.3	2.6	3.8	8.5
Operating expenses	44.8	37.8	129.7	109.8
Commissions and bonuses	24.6	22.0	74.3	67.9
Premium taxes and other	5.8	5.0	16.4	14.7
Net increase in deferred policy acquisition costs	(0.9)	(0.4)	(4.0)	(2.8)

Total benefits and expenses	324.9	305.0	966.0	885.1

Income before income taxes	$33.5	$29.7	$100.3	$95.8

Benefit ratio (including interest credited, % of premiums) (1)	81.1%	82.3%	80.9%	82.1%
Operating expense ratio (% of premiums)	14.5	13.2	14.0	13.0
Sales (annualized new premiums)	$56.7	$53.3	$165.8	$174.6

(1)	Excluded from the computation of the 2001 benefit ratios were $4.3 million in pre-tax charges related to the terrorist events of September 11, 2001.

Premium growth in the Employee Benefits—Insurance segment is adjusted for experience rated refunds, which are an adjustment of premiums on certain large employee benefit insurance contracts when claims experience has fluctuated from expected levels. Premiums increased 9.2% for the third quarter of 2002 compared to the third quarter of 2001, excluding experience rated refunds of $7.7 million and $2.9 million, respectively. Premiums increased 10.3% for the nine months ended September 30, 2002 compared to the same period in 2001, excluding experience rated refunds of $14.6 million and $10.9 million, respectively. This compares to an annual premium growth of 15.0% for 2001. The primary causes of the lower rate of premium growth for the three and nine months ended September 30, 2002 compared to the same periods of the prior year were the effects of current economic conditions, including the impact of medical inflation on employers’ budgets for employee benefits and caution on the part of employers in introducing new employee benefits. In addition, premiums during the third quarter were reduced by $2.7 million due to the new reinsurance agreement with Ameritas that became effective in the third quarter of 2002.

Sales, measured as annualized new premiums, for the Employee Benefits—Insurance segment increased $3.4 million, or 6.4%, in the third quarter of 2002 compared to the third quarter of 2001 and decreased $8.8 million, or 5.0%, for the nine months ended September 30, 2002 compared to the same period in 2001. Sales growth is affected by the same factors that cause slower premium growth. Slower sales growth could affect premium growth in the future.

Net investment income increased $4.1 million, or 8.7%, for the third quarter of 2002 compared to the third quarter of 2001 and $9.7 million, or 7.0%, for the nine months ended September 30, 2002 compared to the same period in 2001. The increases resulted from growth in average invested assets supporting this segment of 9.8% and 11.1% for the same three and nine month comparative periods, the effects of which were offset in part by declines in portfolio yields. (See “—Consolidated Results of Operations—Net Investment Income.”)

Policyholder benefits, which include changes in the liability for future policy benefits and claims, are affected by claims experience and interest rates. Claims experience in the Employee Benefits—Insurance segment for the three and nine months ended September 30, 2002 was favorable as reflected by the benefit ratios (the ratio of policyholder benefits to premiums) of 81.1% and 80.9%, respectively. The target benefit ratio range for this segment is 82% to 84%, including an expected increase in the fourth quarter of 2002 in the benefit ratio of 1% to 1.5% due to the TIAA acquisition. Claims experience can fluctuate widely from period to period.

Policyholder benefits for each of the first and third quarters of 2002, and the third quarter of 2001, included a 25 basis point reduction in the discount rate used to establish long-term disability reserves. We have historically maintained a minimum margin of 50 basis points between this discount rate and our average new money investment rates. Given the changing interest rate environment, we may need to reduce the discount rate that is used to establish long-term disability reserves in the fourth quarter of 2002. A reduction of 25 basis points in the discount rate for long term disability and life waiver reserves currently would increase the liability for future policyholder benefits by approximately $3 million per quarter.

Operating expenses increased 18.5% and 18.1%, respectively, for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001. This included $2.5 million in acquisition and integration expenditures related to the TIAA block of business acquired (see”—Business Developments”). The remaining increases were primarily to support business growth and a result of higher benefit costs for employees (see “—Consolidated Results of Operations—Operating Expenses”).

Commissions and bonuses, which are generally paid on new sales and renewal commissions, increased 11.8% and 9.4% for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Premium growth, adjusted to exclude experience rated refunds, for the same comparative periods was 9.2% and 10.3%, respectively.

Individual Insurance Segment

Our Individual Insurance segment sells disability insurance, including disability income, business overhead expense coverage and business equity protection, as well as fixed rate annuities to individuals. Disability income insurance pays benefits to help replace lost income when the insured is disabled. Business expense insurance reimburses a business for covered overhead expenses when the insured is disabled. Business equity protection provides funds for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of a total disability. Individual disability insurance products are distributed through master general agents and brokers. Fixed rate annuities are distributed through master general agents and financial institutions.

Income before income taxes for the Individual Insurance segment increased $1.9 million and $3.6 million for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. Adjusted to exclude capital gains and losses during the nine months ended September 30, 2002 and 2001, primarily from the impairment of fixed maturity securities recorded in the second quarter of 2002 (see “—Consolidated Results of Operations—Net Capital Gains and Losses”), income before income taxes increased $8.3 million, primarily due to favorable claims experience. The third quarter of 2001 included $0.7 million in pre-tax charges related to the terrorist events of September 11, 2001.

The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in millions)
Revenues:
Premiums	$18.8	$19.7	$59.9	$59.5
Net investment income	27.1	24.5	79.3	73.9
Net capital gains (losses)	0.5	0.5	(4.5)	0.2
Other	—	(0.1)	0.3	0.1

Total revenues	46.4	44.6	135.0	133.7

Benefits and expenses:
Policyholder benefits	17.1	22.4	55.7	66.4
Interest credited	8.9	8.1	25.9	24.1
Operating expenses	6.1	5.1	17.8	16.4
Commissions and bonuses	7.2	5.6	20.2	16.0
Premium taxes and other	0.2	0.3	0.4	1.1
Net (increase) decrease in deferred policy acquisition costs and value of business acquired	(3.5)	(5.4)	(9.1)	(10.8)

Total benefits and expenses	36.0	36.1	110.9	113.2

Income before income taxes	$10.4	$8.5	$24.1	$20.5

Benefit Ratio (% of premiums)(1)	91.0%	110.2%	93.0%	110.4%
Operating expense ratio (% of operating revenue(2))	13.3	11.7	12.8	12.3
Sales (annuity deposits)	$44.0	$18.1	$82.6	$39.1
Sales (annualized new disability premiums)	3.0	2.8	8.3	7.5

(1)	Excluded from the computation of the 2001 benefit ratios were $0.7 million in pre-tax charges related to the terrorist events of September 11, 2001.
(2)	Excludes after tax capital gains or losses and special items.

Premiums decreased $0.9 million, or 4.6%, for the third quarter of 2002 compared to the third quarter of 2001 and increased $0.4 million, or 0.7%, for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease included payments of $3.0 million for a new reinsurance agreement covering certain policies in a block of business acquired from Minnesota Life (see “—Risk Management and Reinsurance”). Annuity deposits, which are not reflected as premiums but are recorded as other policyholder funds, increased 143.0% and 111.3% for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The increases resulted substantially from growth in annuity distribution channels since the first quarter of 2001, and also reflect increased consumer interest in fixed annuity products compared to equity based variable annuity products, which we do not offer. Annuity sales growth will vary depending on movements in interest rates and the equity markets. We do not anticipate annuity sales growth to continue at recent levels.

Net investment income increased $2.6 million, or 10.6%, for the third quarter of 2002 compared to the third quarter of 2001 and $5.4 million, or 7.3%, for the nine months ended September 30, 2002 compared to the same period in 2001. The increase resulted from growth in average invested assets supporting this segment, evidenced by annuity deposit growth, the effects of which were offset in part by declines in portfolio yields (see “—Consolidated Results of Operations—Net Investment Income”).

Policyholder benefits as a percent of premiums, the benefit ratio, for the third quarter of 2002 was 91.0%, which is favorably below our target benefit ratio range of 95% to 105% for this segment. This compared to a less favorable ratio in the third quarter of 2001 of 110.2%. Both fluctuations were due to variations in claims experience, which can vary widely from period to period.

The target benefit ratio of 95% to 105% includes the effect of the individual disability insurance block of business acquired in the fourth quarter of 2000 from Minnesota Life. A significant portion of this block of business has existing claims, which are funded disproportionately from net investment income from the assets received in the transaction since premiums are no longer being received. This results in a higher benefit ratio than when benefits are funded by premiums. Over the next few years as premiums from sales of new business increase, the benefit ratio is expected to decline.

Commissions and bonuses increased $1.6 million, or 28.6%, for the third quarter of 2002 compared to the third quarter of 2001 and $4.2 million, or 26.3%, for the nine months ended September 30, 2002 compared to the same period in 2001. The increases primarily reflect commissions and bonuses on increased sales for both comparative periods.

Amounts deferred related to policy acquisition costs, net of amortization, were 35.2% and 15.7% lower during the three and nine months ended September 30, 2002 compared to the same periods in 2001. The third quarter of 2001 included additional deferrals of acquisition costs related to the integration of the Minnesota Life block of individual disability insurance. Prospectively, we expect the net deferral rate for the nine months ended September 30, 2002, relative to other indicators such as commissions or sales, to be indicative of future patterns.

Retirement Plans Segment

We offer full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to private and public employers. We market retirement plan products and services to small and medium sized employers, primarily with 50 or more employees, through brokers, employee benefit consultants, and other distributors served by our regional retirement plans sales offices. Most sales of our retirement plan products include both financial services and record-keeping arrangements, although either financial services or record-keeping may be provided on a stand-alone basis. The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets under management and investment return margin on general account assets under management. In addition, premiums and policyholder benefits reflect the periodic conversion of pension plan assets into life contingent annuities.

Developing significant future profitability from the segment is dependent upon continued increases in assets under management to improve economies of scale. We estimate that the Retirement Plans segment will reach sustainable profitability when assets under management reach approximately $2.5 billion. Assets under management decreased to $1.67 billion at September 30, 2002 compared to $1.68 billion at September 30, 2001. Deposits between these two dates were more than offset by declines in equity market values and withdrawals.

The loss before income taxes for the third quarter of 2002 was $2.0 million compared to income before income taxes in the third quarter of 2001 of $0.5 million, primarily due to capital losses on the sale of bonds in the third quarter of 2002. The loss before income taxes for the nine months ended September 30, 2002 and 2001, was $8.6 million and $0.6 million, respectively, primarily due to the impairment of fixed maturity securities recorded in the second quarter of 2002 (see “—Consolidated Results of Operations—Net Capital Gains and Losses”). When adjusted to exclude capital gains and losses during the nine months ended September 30, 2002 and 2001, the loss before income taxes was $0.6 million and $1.2 million, respectively. The following table sets forth selected financial data for the Retirement Plans segment at or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in millions)
Revenues:
Premiums	$4.4	$4.2	$14.7	$13.9
Net investment income	13.4	13.0	39.4	38.5
Net capital gains (losses)	(1.2)	0.4	(8.0)	0.6

Total revenues	16.6	17.6	46.1	53.0

Benefits and expenses:
Policyholder benefits	2.4	1.7	6.5	5.7
Interest credited	8.0	8.8	24.2	26.1
Operating expenses	6.8	5.5	20.3	17.9
Commissions and bonuses	1.4	1.5	4.8	4.3
Net increase in deferred policy acquisition costs	—	(0.4)	(1.1)	(0.4)

Total benefits and expenses	18.6	17.1	54.7	53.6

Income (loss) before income taxes	$(2.0)	$0.5	$(8.6)	$(0.6)

Interest credited (% of investment income)	59.7%	67.2%	61.4%	67.6%
Annualized operating expense ratio (% of average assets under management)	1.6	1.4	1.6	1.4

Assets under management:
General account			$754.5	$727.1
Separate account			919.1	953.7

Total			$1,673.6	$1,680.8

Premiums, which include fees from assets under management and life contingent annuities, remained relatively stable for the three months ended September 30, 2002 compared to the same periods of 2001, and increased $0.8 million, or 5.8%, for the nine months ended September 30, 2002 compared to the same period in 2001.

The profitability of the Retirement Plans segment is, in part, dependent on the maintenance of targeted interest rate spreads between general account assets under management and interest credited to policyholders. The spreads for both the three and nine months ended September 30, 2002 and 2001 widened primarily due to decreased interest crediting, commensurate with general trends in the current interest rate environment. In addition and in response to the current low interest rate environment, in the third quarter we lowered the average discount rate used to determine life contingent annuity reserves. If interest rates remain at their current levels, we estimate that the decrease in the average discount rate currently will result in an increase to policyholder benefits of approximately $0.3 million on a quarterly basis.

The Company began deferring costs for this segment in the third quarter of 2001. Costs deferred primarily include initial commissions and incentive compensation payouts on new sales.

Annualized operating expenses were higher at 1.6% of average assets under management for each of the three and nine months periods ended September 30, 2002 compared to 1.4% for each of the three and nine months periods ended September 30, 2001. The increase resulted primarily from decreases in total assets under management due to recent declines in the equity market values.

Other

Other businesses primarily include return on capital not allocated to the product segments, income from StanCorp Mortgage Investors, net capital gains and losses related to real estate investments, and holding company expenses. Income before income taxes for other businesses was $1.0 million and $1.5 million for the third quarters of 2002 and 2001, respectively, and $4.2 million and $5.3 million for the nine months ended 2002 and 2001, respectively.

Liquidity and Capital Resources

Operating Cash Flows

Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders, operating expenses, commissions and taxes. Net cash provided by operating activities was $330.3 million and $382.1 million for the nine months ended September 30, 2002 and 2001, respectively. The indicated amounts for 2001 included proceeds from the disposal of $53.9 million of investments in the trading securities portfolio of convertible securities in the second quarter of 2001.

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

Net cash used in investing activities was $573.6 million and $624.5 million during the first nine months of 2002 and 2001, respectively. Cash out flows from investing activities in 2001 included $137.2 million in cash disbursed related to the sale of the individual life insurance product line. The sale involved transferring investments and cash equal to the liabilities ceded of approximately $790 million, less a ceding commission received of approximately $90 million. Investing activities in the first quarter of 2001 included investment of $452.3 million of proceeds related to the acquisition of the individual disability insurance business in late 2000. The acquisition involved receipt of cash equal to the liabilities assumed of approximately $500 million, less ceding commission paid of approximately $55 million.

We are subject to the risk that the issuers of the fixed maturity securities we own will default on principal and interest repayments. Although approximately 96% of our fixed maturity securities are investment-grade and we believe that we maintain prudent issuer diversification, a major economic downturn or issuer-specific problems could result in issuer defaults. We record impairments of our investments when it is determined that the decline in fair value of an investment below its amortized cost basis is other than temporary. We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment. Factors considered in evaluating whether a decline in value is other than temporary include: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial conditions and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if we do not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the other than temporarily impaired securities for further potential impairment on an ongoing basis.

Our fixed maturity securities of $3.56 billion represented 62.5% of our total general account invested assets at September 30, 2002. Bonds sold during the quarter included $17.5 million of WorldCom, $9.3 million of

Qwest Communications and $3.0 million of Dynegy. Our remaining holdings of these bonds are minimal or at the operating company level. Capital losses on bond sales in the quarter were partially offset by gains on the sale of mortgage loans. The Company is currently monitoring $7.5 million of Nortel bonds and $3.0 million of The Williams Companies, Inc. holding company bonds for possible future impairment. The Company continually monitors credit quality on specific issuers and industry groups and believes it maintains prudent issuer diversification. The overall portfolio rating for fixed maturity securities was A (Standard & Poor’s) at September 30, 2002. Impairments of our investment portfolio may harm our financial strength and adversely affect earnings in current and future periods.

Commercial mortgage loans are subject to both delinquency and default risk. The delinquency and loss performance of the Company’s mortgage loan portfolio have been consistently better than industry averages by a wide margin, as reported by the American Council of Life Insurance. The Company maintains a loan valuation allowance based on evaluating known and inherent risks in the loan portfolio. The allowance is based on management’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience, economic conditions, and individual loan analysis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest. Loan impairment is measured using discounted cash flows except when the current fair value, reduced by costs to sell, is determinable. Loans that are deemed uncollectible are written off against the allowance. Recoveries, if any, are credited to the allowance. The current average loan to value ratio on the overall portfolio was 57% at September 30, 2002, and the average loan size was $0.7 million. At September 30, 2002, we had minimal delinquencies totaling $0.5 million which are in the process of foreclosure and are adequately secured. The performance of the Company’s mortgage loan portfolio may fluctuate in the future. Should the delinquency rate of the Company’s mortgage loan portfolio increase, the increase could have a material adverse effect on our results of operations and financial condition.

At September 30, 2002, commercial mortgage loans were collateralized by properties located in the Western region representing 60.1% of the portfolio, Central region representing 23.1% of the portfolio, and the Eastern region representing 16.8% of the portfolio. Our commercial mortgage loans are concentrated in the western region of the U.S., particularly in California, which accounted for 40.7% of our commercial mortgage portfolio at September 30, 2002. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but we do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. To date, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. However, if economic conditions in California worsen, we may experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California in the future, which may have a material adverse effect on our results of operations and financial condition.

The most significant types of collateralized properties in the mortgage loan portfolio include retail properties, representing 48.3% of the portfolio, industrial properties, representing 25.3% of the portfolio, and office properties, representing 19.9% of the portfolio. The remaining 6.5% of properties in the portfolio include commercial, apartment, residential and agricultural properties.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2002, we had outstanding commitments to fund commercial mortgage loans with interest rates ranging from 6.25% to 8.55%, totaling $123.0 million. The commitments may have fixed expiration dates or other termination clauses and generally require payment of a fee. We evaluate each customer’s credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon. We currently have no commitments consisting of standby letters of credit, guarantees, standby repurchase obligations, or other related commercial commitments.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt issuance and repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $210.2 million for the nine months ended September 30, 2002 compared to net cash outflows of $203.6 million for the same period in 2001, for a total change of $413.8 million. The increase in financing cash flows was primarily from the proceeds of our initial public debt offering and higher deposits into the retirement plans segment general account assets, which reflects increased consumer interest in fixed rate investments compared to equity investments.

The Company has a $100.0 million unsecured line of credit available through May 31, 2003. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 2.4% at September 30, 2002. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At September 30, 2002, the Company was in compliance with all such covenants. At September 30, 2002, there were no outstanding borrowings on the line of credit.

StanCorp filed a $1.0 billion mixed shelf registration statement with the Securities and Exchange Commission, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002 we completed an initial public debt offering of $250.0 million of 6.875% 10 year senior notes. Approximately $200 million of the debt offering proceeds were used to fund the capital requirements of the acquisition by Standard of the group disability and group life insurance business of TIAA which closed on October 1, 2002 (see “—Business Developments”), which included a ceding commission of $75 million and $125 million for maintenance of our risk based capital target levels. The remaining proceeds will be used for general corporate purposes, including payment of our annual dividend to shareholders and a modest level of on-going share repurchases. Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company are among the third parties that provide debt ratings on our senior debentures. As of September 30, 2002 ratings from these agencies are BBB+, Baa1, A-, and bbb+, respectively.

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from its subsidiaries, including Standard. Standard’s ability to pay dividends to us is regulated under Oregon law. Under Oregon law, without the approval of the Director of the Department of Consumer and Business Services of the State of Oregon (the “Director”), Standard may pay dividends only from the earned surplus arising from its business. It must receive the prior approval of the Director to pay a dividend, if such dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a certain statutory limitation. The current statutory limitation is the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year and (b) the net gain from operations after dividends to policyholders and Federal income taxes and before capital gains or losses for the twelve-month period ending on the December 31 last preceding, in each case determined under statutory accounting practices. Oregon law gives the Director broad discretion to disapprove requests for dividends in excess of these limits. The amount available for payment of dividends by Standard without approval of the Director is $126.9 million in 2002, of which $50 million was paid in the first quarter of 2002. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2002. Statutory net gain from operations, after dividends and taxes and before net realized capital gains or losses, for Standard was $82.5 million and $118.4 million for the nine months ended September 30, 2002 and 2001, respectively. Statutory capital and surplus for Standard was $859.5 million and $615.7 million as of September 30, 2002 and 2001, respectively. Statutory capital and surplus for Standard as of September 30, 2002 included a $200.0 million capital contribution from StanCorp to fund the target capital requirements of the acquisition of business from TIAA which subsequently closed on October 1, 2002, which included a ceding commission of $75 million and $125 million for maintenance of our risk based capital target levels.

Our subsidiaries are separate and distinct legal entities and will have no obligations, contingent or otherwise, to pay any dividends or make any other distribution (except for payments required pursuant to the terms of any intercompany indebtedness) to StanCorp or to otherwise pay amounts due or to make specific funds available for payments with respect to debt of StanCorp. Various financing arrangements, regulatory restrictions, charter provisions and other instruments may impose certain restrictions on the ability of our subsidiaries to transfer funds to StanCorp in the form of cash dividends, loans or advances.

During the nine months ended September 30, 2002, the Company repurchased approximately 0.5 million shares of its common stock at a total cost of $25.6 million, for a volume-weighted-average price per common share of $53.53. At September 30, 2002, approximately 0.8 million shares remain on the current authorized share repurchase program. On August 5, 2002, the board of directors approved an extension of the previously authorized share repurchase program until December 31, 2003. Share repurchases have been and are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934.

On November 4, 2002, the board of directors of StanCorp declared an annual dividend of $0.40 per share of common stock. The dividend is payable on December 6, 2002 to shareholders of record on November 15, 2002. The dividend is a 33% increase from total dividends paid in 2001.

Asset/Liability Matching and Interest Rate Risk Management

It is management’s objective to generally align the cash flow characteristics of assets and liabilities to ensure that the Company’s financial obligations can be met under a wide variety of economic conditions. In meeting the objectives, management may choose to liquidate certain investments and reinvest in alternate investments to better match the cash flow characteristics of assets to currently existing liabilities. A substantial portion of the Company’s insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, annuity products on which interest rates can be adjusted periodically, and products associated with the separate account. Policyholders or claimants may not withdraw from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. The holding of stable long-term reserves makes it possible to allocate a significant portion of the Company’s assets to long-term commercial mortgage loans, a benefit many other insurance companies do not experience. Related to reinsurance assumed, we maintain $1.4 billion of our fixed maturities securities portfolio in trusts established for the benefit of the ceding companies in the event of certain defaults caused by us under the reinsurance agreements (see “—Business Developments” and “Item 1 Financial Statements, Condensed notes to Unaudited Consolidated Financial Statements, Note 8, Acquisition and Disposition of Blocks of Business”). Taking into account offsetting risks, the remaining fixed maturity securities outside of the trusts represent more than two times reserves that can be withdrawn.

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liabilities are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of the insurance subsidiaries and related items at September 30, 2002 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets actually held.

Financial Strength Ratings

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including our company. In addition, our debt ratings on our senior debentures are tied to our financial strength ratings. A ratings downgrade could increase our surrender levels, adversely affect our ability to market our products, and could also increase future debt costs.

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

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital (“RBC”), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. Our internal target for RBC ratios for the Company’s insurance subsidiaries is 275% of the company action level, which is 550% of the authorized control level by our state of domicile. At September 30, 2002, the RBC levels of the Company’s insurance subsidiaries were well in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. These associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2000 through September 30, 2002 aggregated $0.4 million. At September 30, 2002, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent or failed insurers.

Commitments and Contingencies

See “Item 1 Financial Statements, Condensed Notes to Unaudited Consolidated Financial Statements, Note 7, Commitments and Contingencies.”

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in market risks faced by the Company since those reported at December 31, 2001 in the Company’s 2001 Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)    Changes in internal controls.    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls and procedures subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

None

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:    OTHER INFORMATION

None

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

None

(b)	Reports on Form 8-K

Current Report on Form 8-K filed with the SEC on September 25, 2002 (responding to Items 5 and 7)

Current Report on Form 8-K filed with the SEC on August 12, 2002 (responding to Item 9)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002	By:	/S/ ERIC E. PARSONS

Eric E. Parsons President and Chief Operating Officer

Date: November 8, 2002	By:	/S/ CINDY J. MCPIKE

Cindy J. McPike Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Ronald E. Timpe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of StanCorp Financial Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By:	/S/ RONALD E. TIMPE

Ronald E. Timpe Chairman and Chief Executive Officer (Principle Executive Officer)

I, Cindy J. McPike, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of StanCorp Financial Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ CINDY J. MCPIKE

Cindy J. McPike Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of StanCorp Financial Group, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ronald E. Timpe, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 7, 2002

/S/ RONALD E. TIMPE

Ronald E. Timpe Chairman and Chief Executive Officer (Principle Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of StanCorp Financial Group, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Cindy J. McPike, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 8, 2002

/S/ CINDY J. MCPIKE

Cindy J. McPike Vice President and Chief Financial Officer (Principal Financial Officer)