Form 10-K
period 2002-12-31
STANCORP FINANCIAL GROUP INC
filed 2003-03-14
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, was approximately $1.65 billion based upon the closing price of $55.50 on June 28, 2002.

As of March 4, 2003, there were 29,066,984 shares of the Registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated March 28, 2003 in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

StanCorp Financial Group, Inc.

Part I

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

ITEM 1.  BUSINESS

For additional information on business developments and the financial results of our operating segments see Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

Our filings with the Securities and Exchange Commission (“SEC”) include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports. All filed reports are available free of charge on our website at www.stancorpfinancial.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet site that contains report, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

General

StanCorp, through its subsidiaries, is a leading provider of selected insurance and retirement plan products. We were incorporated under the laws of Oregon in 1998 as a parent holding company and completed our initial public offering of common stock on April 21, 1999. We conduct business in all 50 states through our subsidiaries, including Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc.

Our largest subsidiary, Standard, was founded in 1906 and is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territories of Guam and the Virgin Islands. Standard offers income protection and investment products and services including the following primary products:

•	Group long term and short term disability insurance
•	Group life and accidental death and dismemberment insurance
•	Group dental insurance
•	Individual disability insurance
•	Individual fixed-rate annuities
•	Retirement plans

The Standard Life Insurance Company of New York was organized in 2000, and is licensed to provide long term and short term disability, life and accidental death and dismemberment insurance for groups in New York.

StanCorp Mortgage Investors originates, underwrites and services small fixed-rate commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates fee income from the origination and servicing of commercial mortgage loans sold to institutional investors.

StanCorp Investment Advisers, Inc. is an SEC registered investment adviser providing performance analysis, fund selection support and model portfolios to our retirement plans customers and group life beneficiaries.

Recent Business Developments

Effective October 1, 2002, Standard acquired the group disability and group life insurance business of Teachers Insurance and Annuity Association of America (“TIAA”) through a reinsurance transaction. This block of business includes approximately 1,800 group insurance contracts, representing 650,000 insured individuals.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002 we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes, pursuant to the shelf registration statement. Approximately $200 million of the debt offering proceeds were used to fund the acquisition of the TIAA block of business. The remaining proceeds were used to pay our annual dividend to shareholders, to fund a modest level of share repurchases and for general corporate purposes.

Strategy and Competition

Our mission is to meet and exceed customers’ needs for financial products and services in growing markets where the application of specialized expertise creates potential for superior shareholder returns. We operate in select financial products and services growth markets and seek to compete on expertise, differentiation and service, while maintaining a strong financial position.

We have single digit market share in our markets. Based on recent industry premium statistics for the United States (which exclude premiums from the acquisition of the TIAA block of business), we have leading market positions in the following products:

•	fourth largest provider of group long term disability insurance

StanCorp Financial Group, Inc.

Part I

•	fifth largest provider of group short term disability insurance
•	ninth largest provider of group life insurance
•	ninth largest provider of individual disability insurance coverage

Competition for our products comes primarily from other insurers and financial services companies such as banks, broker-dealers and mutual funds. Some competitors have greater financial resources, offer a broader array of products and may have higher financial strength ratings. Standard’s financial strength ratings as of February 2003 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings
•	A1 (Good) by Moody’s—5th of 16 ratings
•	A (Excellent) by A.M. Best—3rd of 13 ratings
•	AA- (Very Strong) by Fitch—4th of 16 ratings

We maintain a disciplined approach to pricing our products and services, which we believe has contributed to our long-term financial growth and the strong persistency we have experienced in recent years, including recent periods of economic slowing. We also diversify risk by geography, industry, customer size and occupation of insured employees.

Segments

We operate through three segments: Employee Benefits—Insurance, Individual Insurance and Retirement Plans. The following table sets forth premiums for the Company’s segments for the years ended December 31:

	2002		2001		2000

	(Dollars in millions)
Premiums:
Employee Benefits—Insurance segment	$1,284.3	92.8%	$1,129.5	91.7%	$973.5	88.3%
Individual Insurance segment	80.0	5.8	81.2	6.6	104.8	9.5
Retirement Plans segment	19.0	1.4	21.0	1.7	23.7	2.2

Total premiums	$1,383.3	100.0%	$1,231.7	100.0%	$1,102.0	100.0%

Employee Benefits—Insurance Segment

The Employee Benefits—Insurance segment sells disability and life insurance products to employer groups ranging in size from two lives to over 150,000 lives. Through this segment the Company is a leading provider of group disability and group life insurance products, serving more than 32,500 employer groups representing more than 6 million employees. This segment also sells executive benefits income protection, group dental insurance and accidental death and dismemberment insurance. According to industry statistics, over the past five years the group insurance market in the U.S. has grown 8% to 9% annually.

Our group insurance products are sold by 157 sales representatives and managers, through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 40 offices in principal cities of the United States. The field offices also provide underwriting, sales support and service through a field administrative staff of almost 240 employees.

This segment includes the results of The Standard Life Insurance Company of New York. During the first quarter of 2002, this subsidiary received approval from the State of New York Insurance Department to sell group life and accidental death and dismemberment insurance products in New York. The Standard Life Insurance Company of New York is now licensed to provide long term and short term disability, life and accidental death and dismemberment insurance for groups in New York.

Also, during the first quarter of 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel.

Group Long Term Disability Insurance contributed approximately 45% of 2002 premiums for the segment.    Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time. The Company’s basic long term disability product covers disabilities that occur both at work and elsewhere. In order to receive disability benefits, an employee must be continuously disabled for a specified waiting period, which generally ranges from 30 to 180 days. The benefits usually are offset by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. The benefits also may be subject to certain maximum amounts and benefit periods.

Our long term disability products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates. Historically, the duration of approximately 50% of all claims filed under our long term disability policies is 24 months or fewer. However, claims caused by more severe disabling

StanCorp Financial Group, Inc.

conditions may be paid over much longer periods, including up to normal retirement age or longer.

Group Life and Accidental Death and Dismemberment Insurance contributed approximately 39% of 2002 premiums for the segment.    Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to a policyholder on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to employees and their dependents. Accidental death and dismemberment insurance is usually provided in conjunction with group life and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy.

Group Short Term Disability Insurance contributed approximately 11% of 2002 premiums for the segment.    Group short term disability insurance provides partial replacement of earnings to insured employees who are temporarily disabled. Short term disability insurance generally requires a short waiting period, ranging from one to thirty days, before an employee may receive benefits. Maximum benefit periods generally do not exceed 26 weeks. Short term disability benefits also may be offset by other income, such as sick leave, that a disabled employee may receive. The Company’s basic short term disability product generally covers non-occupational disabilities only.

Group Dental Insurance contributed approximately 5% of 2002 premiums for the segment.    Group dental products provide coverage to insured employees for preventive, basic and major dental expenses. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan, which are differentiated by the level of service and cost.

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. Our disability income insurance products are sold nationally through master general agents and brokers, primarily to physicians, lawyers, other professionals, executives, and small business owners. 87% of these policies are non-cancelable, guaranteeing the customer a fixed premium rate for the life of the contract.

This segment also sells business overhead expense coverage, which reimburses a business for covered operating expenses when the insured is disabled, and business equity buy-out coverage, which provides funds for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability.

Fixed-rate annuities are distributed through master general agents, brokers and financial institutions. The target market is any individual seeking conservative investments for retirement or other savings, or guaranteed fixed payments. The segment’s products include deferred annuities with interest rate guarantees ranging from one to six years and a full array of single premium immediate annuity income payment options.

In 2000 and 2001, two transactions were completed for the Individual Insurance segment. Effective October 1, 2000, Standard acquired a block of individual disability insurance business, for which the Company possesses economies of scale, market differentiation and expertise, from Minnesota Life Insurance Company (“Minnesota Life”). Effective January 1, 2001, Standard sold its individual life insurance product line, for which Standard did not possess economies of scale. Approximately one-third of individual disability insurance product sales in 2002 were through Minnesota Life general agencies. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Segment Information—Individual Insurance Segment.”)

Retirement Plans Segment

The Retirement Plans segment offers full-service 401(k) products, defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium sized employers. Our 401(k) plans, which are our primary retirement plan product, offer participants a fixed income investment option, managed by Standard, and third-party brand name mutual funds. Mutual funds are offered from Fidelity Investments, Morgan Stanley, Franklin Templeton, The Vanguard Group, Janus, T.Rowe Price, American Century, Brandywine Fund, Inc., Columbia, Citizens Fund, Liberty Fund, TCW Galileo Funds, Inc., Federated, Harbor Fund, and Sterling Capital Management.

The Retirement Plans segment sells products and services primarily through brokers, employee benefit consultants, and other distributors served by our sales representatives throughout the U.S. Most of our retirement plans customers receive both financial and record-keeping services, although either may be provided on a stand-alone basis. Approximately 63% of plan sponsors use StanCorp Investment Advisers, Inc. to provide fund performance analysis and selection support. Standard has been

StanCorp Financial Group, Inc.

Part I

recognized for our consistent, excellent service in surveys performed by 401(k)Exchange.com and Plan Sponsor Magazine.

The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets under management and investment margin on general account assets under management (fixed income investment option). The investment margin is the excess of net investment income over related interest credited to policyholders. In addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities.

Investments

Investment management is an integral part of our business. We seek to ensure that investment asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”)

Risk Management and Reinsurance

Methods used by the Company to manage risk include, but are not limited to, sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by geography, industry, customer size and occupation, maintenance of a strong financial position, maintenance of reinsurance and risk pool arrangements, and sufficient alignment of assets and liabilities to meet financial obligations.

The primary purpose of ceding reinsurance is to limit losses from large exposures. The maximum retention limit per individual for group life and accidental death and dismemberment policies combined is $500,000. For group disability policies, the maximum retention limit is $10,000 gross monthly benefit per individual. Except for certain policies acquired with the Minnesota Life block of business, the maximum retention for individual disability policies is generally $3,500 monthly benefit per individual. Certain policies acquired with the Minnesota Life block of business have maximum retention limits of $6,000 monthly benefit per individual. The retention limits for the Minnesota Life block of business were established by a reinsurance agreement entered into effective July 1, 2002.

Standard is involved in a reinsurance and third party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) to market Northwestern Mutual’s group long term and short term disability products using Northwestern Mutual’s agency distribution system. Generally, Standard provides reinsurance to Northwestern Mutual for 60% of the risk, and receives 60% of the premiums for the policies issued. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.6%, 3.9%, and 4.0% of the Company’s total premiums in 2002, 2001, and 2000, respectively. In addition to assuming reinsurance risk, Standard provides product design, pricing, state regulatory filings, underwriting, legal support, claims management and other administrative services under the arrangement.

Standard and Ameritas entered into a reinsurance agreement effective June 1, 2002, that provides for approximately 15% of the net dental premiums written by Standard to be ceded to Ameritas. As a result of this reinsurance agreement and depending on related claims experience, we expect premiums to decrease approximately $8 million annually because reinsurance premium payments are treated as a reduction to premiums. We anticipate that the impact on profitability will be minimal. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Developments.”)

In addition to product-specific reinsurance arrangements, we have maintained reinsurance coverage in the past for certain catastrophe losses. Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and accidental death and dismemberment over approximately 40 participating members of the pool. The reinsurance pool exposes us to potential losses experienced by other participating members of the pool. However, through this pool, our catastrophe reinsurance coverage increased to approximately $240 million per event. If the Company had been in the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million compared to pre-tax charges of $5 million actually incurred. An

StanCorp Financial Group, Inc.

occurrence of a significant catastrophic event or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

The Terrorism Risk Insurance Act of 2002 provides for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. The legislation also provides for the United States Treasury Department to conduct an expedited study to determine if there should be federal assistance for group life insurers in the event of material losses due to terrorist acts. Group life insurance represents a significant portion of our revenues and operating income. Concentration of risk is inherent in the group life insurance products we offer. We have group life insurance exposure to certain customers in amounts in excess of our catastrophe reinsurance coverage. Without government assistance, terrorist acts could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Employees

At December 31, 2002, StanCorp and its subsidiaries had 2,465 full- and part-time employees.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of StanCorp are as follows:

Name	Age (as of March 4, 2003)	Position

Patricia J. Brown*	44	Vice President, Information Technology of Standard
Kim W. Ledbetter*	50	Senior Vice President, Individual Insurance and Retirement Plans of Standard
Douglas T. Maines	50	Executive Vice President of StanCorp, President, Employee Benefits—Insurance Division of Standard and Director of StanCorp and Standard
Cindy J. McPike	40	Vice President and Chief Financial Officer of StanCorp and Standard
J. Gregory Ness*	45	Senior Vice President, Investments of Standard
Eric E. Parsons	54	President, Chief Executive Officer and Director of StanCorp and Standard
Michael T. Winslow	48	Vice President, General Counsel and Corporate Secretary of StanCorp and Standard
Nanci W. Werts	56	Assistant Vice President, Controller and Treasurer of StanCorp and Standard

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

Set forth below is biographical information for the executive officers of StanCorp:

Patricia J. Brown, CPA, FLMI, has been vice president, information technology of Standard since 1999. Ms. Brown has served in officer positions at StanCorp and Standard, including assistant vice president, controller and treasurer from 1996 to 1999. She has served in various management positions at Standard since 1992.

Kim W. Ledbetter, FSA, CLU, has been senior vice president, individual insurance and retirement plans of Standard since 1997 and from 1994 to 1997 was vice president, retirement plans of Standard.

Douglas T. Maines, LLIF, has been executive vice president of StanCorp and president of the Employee Benefits-Insurance division of Standard since 2002. Mr. Maines was senior vice president, employee benefits—insurance division of Standard since 1998. From 1993 to 1998, Mr. Maines was vice president, business development and vice president and general manager, claims for Liberty Mutual Insurance Company.

Cindy J. McPike, CPA, has been vice president and chief financial officer of StanCorp and Standard since July of 2002. Ms. McPike was vice president, controller and treasurer of StanCorp and Standard since July of 2001. Ms. McPike served in officer positions at StanCorp and Standard since 1999 and was manager, corporate accounting of Standard from 1998 to 1999. Prior to joining Standard, Ms. McPike served in various management positions at NW Natural, most recently as director of Internal Audit.

J. Gregory Ness, LLIF, has been senior vice president, investments of Standard since 1999. Mr. Ness was vice president and corporate secretary of StanCorp from its incorporation until 2000. From 1997 to 1999, Mr. Ness was vice president and corporate secretary of Standard.

Eric E. Parsons, has been president and chief executive officer of StanCorp and Standard since January 1, 2003. Mr. Parsons was senior vice president and chief financial officer of StanCorp from its incorporation until 2002 and was senior vice president and chief financial officer of Standard from 1998 through 2002. From 1997 to 1998, Mr. Parsons was senior vice president and chief financial and investment officer of Standard.

Michael T. Winslow, JD, has been vice president, general counsel and corporate secretary of StanCorp and Standard since 2001. Prior to joining StanCorp, Mr. Winslow served as assistant general counsel and chief compliance officer for PacifiCorp since 1995.

StanCorp Financial Group, Inc.

Part I

Nanci W. Werts, has been assistant vice president, controller and treasurer of StanCorp and Standard since December 2002. Prior to joining StanCorp, Ms. Werts was director of investor relations for NetIQ Corporation since 2001 and served as treasurer and director of investor relations and in other financial management roles for WebTrends, Inc. from 1999 until its merger with NetIQ. From 1994 through 1999 she was business manager for SRG Partnership and previously held positions in finance, management and regulatory reporting.

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

ITEM 3.  LEGAL PROCEEDINGS

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements” for the information incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of StanCorp’s shareholders during the fourth quarter of 2002.

StanCorp Financial Group, Inc.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

StanCorp’s common stock is listed on the New York Stock Exchange under the symbol “SFG.” As of March 4, 2003 there were 58,108 shareholders of record of common stock.

The high and low sales prices as reported by the New York Stock Exchange and cash dividends paid per share of common stock were as follows by calendar quarter:

	2002

	4Q	3Q	2Q	1Q

High	$59.31	$58.39	$61.20	$56.73
Low	48.84	45.14	53.10	46.25
Dividends paid (1)	0.40	—	—	—
	2001

	4Q	3Q	2Q	1Q

High	$48.00	$48.40	$48.50	$48.25
Low	41.98	40.20	39.20	35.60
Dividends paid	0.08	0.08	0.07	0.07

(1)	Beginning in 2002, StanCorp’s board of directors approved paying annual, rather than quarterly, dividends to shareholders.

The declaration and payment of dividends in the future is subject to the discretion of the board of directors and it is anticipated that annual dividends will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Cash Flows.”)

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. During 2002, the Company repurchased 853,000 shares of its common stock at a total cost of $45.5 million, for a weighted-average price per share of $53.34. At December 31, 2002, approximately 400,000 shares were remaining under the currently authorized share repurchase program, which expires December 31, 2003.

StanCorp Financial Group, Inc.

Part II

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	2002	2001	2000	1999	1998

	(Dollars in millions)
Income Statement Data:
Revenues
Premiums	$1,383.3	$1,231.7	$1,102.0	$959.2	$892.8
Net investment income	380.8	348.6	358.4	336.7	322.9
Net capital gains (losses)	(19.7)	—	(1.8)	0.4	11.6
Other	5.9	5.1	4.1	3.0	3.3

Total revenues	1,750.3	1,585.4	1,462.7	1,299.3	1,230.6

Benefits and expenses
Benefits to policyholders (1)	1,190.0	1,095.7	1,019.9	910.1	879.1
Operating expenses (2)	388.3	325.2	301.7	263.7	240.6
Reorganization expenses (3)	—	—	—	4.5	6.1

Total benefits and expenses	1,578.3	1,420.9	1,321.6	1,178.3	1,125.8

Income before income taxes	172.0	164.5	141.1	121.0	104.8
Income taxes	61.0	58.5	46.4	41.1	35.3

Net income	$111.0	$106.0	$94.7	$79.9	$69.5

Per Common Share:
Basic net income	$3.77	$3.47	$2.97	$1.73
Basic net income, pro forma (4)				2.37
Diluted net income	3.73	3.44	2.95	1.72
Diluted net income, pro forma (4)				2.37
Book value at year end (excluding accumulated other comprehensive income)	34.44	31.57	29.23	26.77
Market value at year end	48.85	47.25	47.75	25.19
Dividends declared and paid	0.40	0.30	0.27	0.12
Basic weighted-average shares outstanding	29,435,920	30,553,049	31,878,834	33,630,692
Diluted weighted-average shares outstanding	29,772,402	30,835,722	32,125,596	33,674,367
Ending shares outstanding	29,185,276	29,782,966	31,565,486	32,774,098

Balance Sheet Data:
General account assets	$7,724.1	$6,257.8	$5,766.9	$4,864.8	$4,610.4
Separate account assets	1,018.6	1,019.2	1,092.7	992.3	668.5

Total assets	$8,742.7	$7,277.0	$6,859.6	$5,857.1	$5,278.9
Long-term debt	255.2	9.1	9.4	9.6	2.3
Total liabilities	7,590.1	6,303.3	5,935.2	5,017.2	4,439.6
Total equity (excluding accumulated other comprehensive income)	1,005.2	940.4	922.5	877.5	765.1

Statutory Data:
Net gain from operations before income taxes	$111.9	$118.0	$148.4	$133.0	$99.2
Net gain from operations after income taxes and before realized capital gains/ losses	33.1	126.8	43.0	115.7	93.9
Capital and surplus	817.6	641.9	517.7	506.7	392.9
Asset valuation reserve	35.8	44.4	39.8	41.1	39.9

(1)	Includes benefits to policyholders and interest credited on policyholder funds.
(2)	Includes operating expenses, commissions and bonuses, premium taxes, interest expense and the net increase in deferred acquisition costs and value of business acquired.
(3)	Represents costs related to our demutualization and initial public offering in 1999.
(4)	Pro forma weighted-average shares outstanding for 1999, basic and diluted, are as if the initial public offering had occurred on January 1, 1999.

StanCorp Financial Group, Inc.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

The following analysis of the consolidated financial condition and results of operations of StanCorp and its subsidiaries should be read in conjunction with the consolidated financial statements and related notes thereto (see “Item 8, “Financial Statements and Supplementary Data”).

General

StanCorp, through its subsidiaries, is a leading provider of selected insurance and retirement plan products. StanCorp was incorporated under the laws of Oregon in 1998 as a parent holding company and completed its initial public offering of common stock on April 21, 1999. We conduct business in all 50 states through our subsidiaries, including Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc.

Forward-looking Statements

We have made in this Form 10-K, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such “forward-looking” statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance, and are identified by words such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “anticipates,” or the negative of those words or other comparable terminology. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	adequacy of reserves established for future policy benefits;
•	claims experience and deterioration in morbidity, mortality and persistency;
•	events of terrorism, natural disasters, or other catastrophic events;
•	availability and adequacy of reinsurance and catastrophe reinsurance coverage;
•	potential charges resulting from membership in a catastrophe reinsurance pool;
•	changes in interest rates or the condition of the national economy;
•	ability to successfully integrate acquired blocks of business;
•	ability of acquired blocks of business to perform as expected;
•	declines in asset credit quality and delinquencies on bonds and commercial mortgage loans;
•	commercial mortgage loan illiquidity;
•	concentration of commercial mortgage loan assets collateralized in California;
•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;
•	competition from other insurers and financial services companies;
•	declines in financial strength ratings;
•	changes in the regulatory environment at the state or federal level;
•	adverse findings in litigation or other legal proceedings;
•	receipt of dividends from our subsidiaries;
•	adequacy of the diversification of geographic or industry risk;
•	adequacy of matching between assets and liabilities;
•	achievement of financial objectives, including growth of premiums, earnings, assets under management, return on equity, or expense management objectives; and
•	ability to attract and retain employee sales representatives and managers.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

StanCorp Financial Group, Inc.

Part II

Business Developments

Effective October 1, 2002, Standard acquired the group disability and group life insurance business of Teachers Insurance and Annuity Association (“TIAA”), through a reinsurance transaction. This block of business includes approximately 1,800 group insurance contracts, representing 650,000 insured individuals, and generated approximately $180 million in premiums in 2001. Acquiring the block of business expanded our presence in the Eastern United States, increased our market share in the education and research sectors and allowed us to appropriately reflect the value of business through the ceding commission. Standard paid a ceding commission of approximately $75 million for the block of business from TIAA and received approximately $705 million in assets and corresponding statutory liabilities. Approximately $60 million in value of business acquired (“VOBA”) was recorded upon closing of the acquisition.

StanCorp filed a $1.0 billion shelf registration statement with the Securities and Exchange Commission (“SEC”), which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002 we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October, beginning in 2003. Approximately $200 million of the debt offering proceeds were used to fund the acquisition by Standard of the TIAA block of business, including the $75 million ceding commission and $125 million to maintain Standard’s risk-based capital at the Company’s targeted level. The remaining proceeds were used to pay our annual dividend to shareholders, to fund a modest level of share repurchases and for general corporate purposes.

Effective October 1, 2000, Standard acquired a block of individual disability insurance business, for which the Company possesses economies of scale, market differentiation and expertise, from Minnesota Life Insurance Company (“Minnesota Life”). Certain policies acquired with the Minnesota Life block of business have maximum retention limits of $6,000 monthly benefit per individual. The retention limits for the Minnesota Life block of business were established by a reinsurance agreement entered into effective July 1, 2002.

During the first quarter of 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement, effective June 1, 2002, that provides for approximately 15% of the net dental premiums written by Standard to be ceded to Ameritas (see “—Selected Segment Information-Employee Benefits – Insurance Segment”). Management believes that the enhanced dental product together with our life and disability products provides a more attractive employee benefit product package.

Also during the first quarter of 2002, The Standard Life Insurance Company of New York received approval from the State of New York Insurance Department to sell group life and accidental death and dismemberment insurance products in New York. The Standard Life Insurance Company of New York is now licensed to provide long term and short term disability, life and accidental death and dismemberment insurance for groups in New York.

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates most susceptible to material changes due to significant judgment (the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, deferred acquisition costs and VOBA, and the provision for income taxes. The results of these estimates are critical because computed results affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

Investments

The Company’s investment portfolio consists primarily of fixed maturity securities and commercial mortgage loans. Fixed maturity securities are recorded at fair value with net unrealized gains or losses recorded as an increase or decrease to other comprehensive income, net of tax. For all investments, we record impairments when it is determined

StanCorp Financial Group, Inc.

that the decline in fair value of an investment below its amortized cost basis is “other than temporary.” We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment.

Factors considered in evaluating whether a decline in value of fixed maturity securities is other than temporary include:

•	the length of time and the extent to which the fair value has been less than amortized cost;
•	the financial condition and near-term prospects of the issuer; and
•	our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

For securities expected to be sold, an other than temporary impairment charge is recorded if we do not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the other than temporarily impaired securities for further potential impairment on an ongoing basis.

Reserves

For all of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions concerning a number of factors, including:

•	the amount of premiums that we will receive in the future;
•	the rate of return on assets we purchase with premiums received;
•	expected claims;
•	expenses; and
•	persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

In particular, our group long term disability reserves are sensitive to assumptions regarding the following factors:

•	claim incidence rates;
•	claim termination rates;
•	market interest rates used to discount reserves;
•	age and gender of the claimant;
•	time elapsed since disablement;
•	contract provisions and limitations; and

•	the amount of the monthly benefit paid to the insured (less deductible income, such as Social Security payments received by the insured).

Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors could require us to increase our reserves. If actual claims experience is materially inconsistent with our assumptions, we could be required to increase our reserves.

Quarterly, we evaluate the appropriateness of the discount rate used to establish new long term disability reserves. We determine the discount rate based on the average new money investment rate for the quarter less a margin to allow for reinvestment risk. If assets are subsequently reinvested at rates that do not exceed the established discount rate on the reserves, we could be required to increase our reserves (see “—Selected Segment Information—Employee Benefits—Insurance Segment,” and “—Liquidity and Capital Resources—Financing Cash Flows— Asset/Liability Matching and Interest Rate Risk Management”).

Deferred Acquisition Costs and Value of Business Acquired

Certain costs related to obtaining new business and acquiring blocks of business have been deferred to accomplish matching against related future premiums and gross profits. We normally defer certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, certain printing costs and certain variable field office expenses. Assumptions used in developing the amount of deferred acquisition costs to be amortized each period include expected future persistency, interest rates and profitability, which is significantly affected by premium renewal assumptions. These estimates are modified to reflect actual experience when appropriate. If actual persistency, interest rates, or profitability are inconsistent with our assumptions, we could be required to make adjustments to deferred acquisition costs and related amortization.

VOBA represents the discounted future profits of blocks of business acquired through reinsurance transactions. The value of business acquired is amortized in proportion to future premiums or expected future profitability, as appropriate. If actual premiums or expected future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization.

StanCorp Financial Group, Inc.

Part II

Income Taxes

The provision for income taxes includes amounts currently payable, deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates and laws, and estimated amounts provided for potential adjustments related to Internal Revenue Service examinations of open years, generally when the interpretation of the tax law is unclear. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon the settlement of an examination may differ from amounts previously estimated. Years currently open for audit by the Internal Revenue Service are 1996 through 2001.

Financial Objectives

The Company has publicly stated financial objectives for premium growth, growth in operating income per diluted common share and operating return on average equity. Operating income is net income excluding after-tax capital gains and losses. The following sets forth our financial objectives and results against those objectives for the year ended December 31, 2002:

•	Growth in premiums is targeted to be 10% to 12% per year. Premiums from acquisitions are excluded in the measurement of growth for this objective for the first 12 months after the acquisition closed. Premium growth was 9.5% for 2002 compared to 2001, when adjusted for experience rated refunds on certain large group insurance contracts and reinsurance premium payments on two new reinsurance agreements. We reaffirm this objective for 2003, and expect to be at the lower end of the range due to continuing economic uncertainties.
•	Growth in operating income per diluted common share is targeted to be 12% to 15% per year. Operating income growth per diluted common share was 20.6% for 2002 compared to 2001. The objective was exceeded primarily due to favorable claims experience in the Employee Benefits—Insurance segment (see “—Selected Segment Information”). We reaffirm this objective for 2003, and expect to be at the lower end of the range due to continuing economic uncertainties.
•	Operating return on average equity is targeted to be 13% to 14% by the end of 2003 and 14% to 15% by the end of 2005. Operating return on average equity for 2002 was 12.7%, representing good progress towards our 2003 and 2005 goals, both of which are reaffirmed.

Consolidated Results of Operations

The following table sets forth consolidated results of operations for the years ended December 31:

	2002	2001	2000

	(Dollars in millions)
Revenues:
Premiums	$1,383.3	$1,231.7	$1,102.0
Net investment income	380.8	348.6	358.4
Net capital losses	(19.7)	—	(1.8)
Other	5.9	5.1	4.1

Total revenues	1,750.3	1,585.4	1,462.7

Benefits and expenses:
Benefits to policyholders (1)	1,190.0	1,095.7	1,019.9
Operating expenses	243.5	201.0	186.2
Commissions and bonuses	132.6	118.3	102.7
Premium taxes	23.0	22.1	18.9
Interest expense	5.0	0.1	1.0
Net increase in deferred acquisition costs and value of business acquired	(15.8)	(16.3)	(7.1)

Total benefits and expenses	1,578.3	1,420.9	1,321.6

Income before income taxes	172.0	164.5	141.1
Income taxes	61.0	58.5	46.4

Net income	$111.0	$106.0	$94.7

(1)	Including interest credited.

Net Income

Net income increased $5.0 million, or 4.7%, in 2002 compared to 2001 and $11.3 million, or 11.9%, in 2001 compared to 2000. The increase in 2002 resulted primarily from premium growth and favorable claims experience in the Employee Benefits—Insurance segment partially offset by net capital losses of $19.7 million. The increase in 2001 resulted primarily from premium growth and stable claims experience in the Employee Benefits—Insurance segment and increased income contribution from the Individual Insurance segment as a result of the acquisition of a block of individual disability insurance business. Net income in 2001 included $5.0 million in pre-tax charges related to the terrorist events of September 11, 2001. (See “—Net Capital Losses” and “—Selected Segment Information.”)

Premiums

Premiums increased $151.6 million, or 12.3%, in 2002 compared to 2001, and $129.7 million, or 11.8%, in 2001 compared to 2000. Our premium growth target range is 10% to 12%, and is measured excluding adjustments for experience rated refunds on certain large group insurance contracts, and excludes premiums from acquisitions for the first 12 months after the acquisition closes (see “—Financial Objectives”). By that measure, premiums increased 9.5% in 2002 compared to 2001, and

StanCorp Financial Group, Inc.

12.4% in 2001 compared to 2000. The growth rate achieved in 2002 was lower than in 2001 primarily due to economic conditions, including slower employment and wage growth and reduced employee benefit budgets on the part of employer groups primarily due to increased medical costs. Premium growth for both periods was primarily in the Employee Benefits—Insurance segment (see “—Selected Segment Information”).

Net Investment Income

Net investment income, which is affected by changes in interest rates and levels of invested assets, increased $32.2 million, or 9.2%, in 2002 compared to 2001. The increase was primarily due to an increase in average invested assets of 10.0% in 2002 compared to 2001, offset in part by declining portfolio yields. The increase in average invested assets included assets from debt offering proceeds and the acquisition of the TIAA block of business (see “—Business Developments”). The portfolio yield for fixed maturity securities decreased to 6.22% at December 31, 2002, from 6.79% at December 31, 2001. The portfolio yield for commercial mortgage loans decreased to 7.94% at December 31, 2002 from 8.22% at December 31, 2001.

Net investment income decreased $9.8 million, or 2.7%, in 2001 compared to 2000. The decrease primarily related to a $290 million net reduction of average invested assets, which resulted from the combined effect of the two transactions in the Individual Insurance segment (see “—Selected Segment Information—Individual Insurance Segment”), as well as lower portfolio yields. The portfolio yield for fixed maturity securities decreased to 6.79% at December 31, 2001 from 7.01% at December 31, 2000. The portfolio yield for commercial mortgage loans decreased to 8.22% at December 31, 2001 from 8.34% at December 31, 2000. Declines for both comparable periods reflect the general downward trend in interest rates.

Net Capital Losses

Net capital losses occur as a result of impairment or sale of the Company’s invested assets and include net gains and losses from the sale of fixed maturity securities, commercial mortgage loans and real estate. Net capital losses for fixed maturity securities were $33.9 million, $4.0 million, and $6.3 million in 2002, 2001, and 2000, respectively. Net capital losses in 2002 included $17.2 million related to WorldCom. Commercial mortgage loan sales contributed net capital gains of $13.2 million, $2.4 million, and $1.2 million in 2002, 2001, and 2000, respectively. Real estate sales contributed net capital gains of $1.0 million, $1.6 million, and $3.3 million in 2002, 2001, and 2000, respectively. (See “—Liquidity and Capital Resources —Investing Cash Flows.”)

Benefits to Policyholders and Interest Credited

Benefits to policyholders include changes in the liability for future policy benefits and claims, and are affected by claims experience, which can fluctuate significantly from period to period. Benefits to policyholders and interest credited increased $94.3 million, or 8.6%, in 2002 compared to 2001, and $75.8 million, or 7.4%, in 2001 compared to 2000. The increases resulted primarily from business growth, as evidenced by premium growth, in the Employee Benefits—Insurance segment. Policyholder benefits and interest credited for 2002 included results from the acquisition of the TIAA block of business effective October 1, 2002, and for 2001 included $5.0 million incurred as a result of the terrorist events of September 11, 2001.

Beyond premium growth, the most significant drivers of policyholder benefits are claims experience and the assumptions used to establish related reserves. We measure these factors for our disability businesses with a benefit ratio. Our expected benefit ratio differs by segment. For the Employee Benefits—Insurance segment, our expected benefit ratio is 82% to 84%. For 2002, 2001, and 2000, the benefit ratios for this segment were 80.5%, 82.1% and 82.1%, respectively. The decrease in this ratio in 2002 resulted from very favorable claims experience. Claims experience can fluctuate widely from period to period. (See “—Selected Segment Information.”)

Operating Expenses

Operating expenses increased $42.5 million, or 21.1%, in 2002 compared to 2001, and $14.8 million, or 7.9%, in 2001 compared to 2000. The increases for both comparative periods were primarily from operating expense growth to support business growth as evidenced by premium growth. The increase for 2002 was greater than planned primarily due to the addition of operating expenses related to the acquisition of the TIAA block of business. While the business is administered by TIAA, duplicate expenses are incurred as we pay TIAA administration fees while simultaneously building our infrastructure to assume administration of the business. The integration is expected to be completed by the end of the second quarter of 2003.

In addition to operating expenses for the TIAA block of business, operating expenses were higher in 2002 due to

StanCorp Financial Group, Inc.

Part II

increased benefit costs for our own employees. We are in the process of analyzing the structure of overall benefit packages for cost and competitiveness and expect to execute plans during 2003 that will reduce increases in benefit costs, which would otherwise have been incurred. After the integration of the TIAA block of business is complete, we expect our operating expenses to be closer to historical levels as measured as a percent of premiums.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, and vary depending on the product, whether the sale is in its first year or a renewal year, and other factors. Commissions tend to fluctuate with premiums, but not directly, due to the structure of various commission programs. Commissions and bonuses increased $14.3 million, or 12.1%, for 2002 compared to 2001, and $15.6 million, or 15.2%, for 2001 compared to 2000. The increases for both comparable periods were primarily due to sales growth in the Employee Benefits—Insurance and Individual Insurance segments. (see  “—Selected Segment Information”).

Net Increase in Deferred Acquisition Costs and Value of Business Acquired

The net deferral and amortization of acquisition costs reduced expenses in 2002, 2001 and 2000 by $21.0 million, $19.6 million, and $7.8 million, respectively. The 2002 and 2001 net amounts deferred were primarily a result of the sale of the life insurance block of business, the acquisition of a block of individual disability insurance business and the growth in new sales.

Amortization of VOBA in 2002, 2001 and 2000 was $5.2 million, $3.3 million, and $0.7 million, respectively. Amortization for all years included amortization of the VOBA related to the Minnesota Life block of business, which was acquired effective October 1, 2000. Amortization for 2002 also included $2.1 million related to the acquisition of the block of business from TIAA in the fourth quarter (see “—Selected Segment Information”).

Income Taxes

Total income taxes differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective tax rates were 35.5%, 35.6%, and 32.9% for 2002, 2001, and 2000, respectively. The higher effective rates in 2002 and 2001 compared to 2000 resulted primarily from a change in our tax return filing status. Income taxes also include estimated amounts provided for potential adjustments resulting from Internal Revenue Service examinations of open years.

Selected Segment Information

The following table sets forth selected segment information at or for the years ended December 31:

	2002	2001	2000

	(Dollars in millions)
Revenues:
Employee Benefits—Insurance segment	$1,488.2	$1,319.3	$1,142.2
Individual Insurance segment	181.4	181.5	228.6
Retirement Plans segment	66.3	73.2	74.0
Other	14.4	11.4	17.9

Total revenues	$1,750.3	$1,585.4	$1,462.7

Income (loss) before income taxes:
Employee Benefits—Insurance segment	$149.8	$131.5	$116.2
Individual Insurance segment	25.7	27.8	11.4
Retirement Plans segment	(5.6)	(0.1)	(0.4)
Other	2.1	5.3	13.9

Total income before income taxes	$172.0	$164.5	$141.1

Reserves, other policyholder funds and separate account:
Employee Benefits—Insurance segment	$2,968.1	$2,064.9	$1,863.9
Individual Insurance segment	2,226.6	2,110.9	2,008.8
Retirement Plans segment	1,803.3	1,770.8	1,755.1

Total reserves, other policyholder funds and separate account	$6,998.0	$5,946.6	$5,627.8

Employee Benefits—Insurance Segment

The Employee Benefits—Insurance segment’s products are designed for groups ranging in size from two lives to over 150,000 lives. Through this segment, the Company is a leading provider of group disability and group life insurance products, serving more than 32,500 employer groups representing more than 6 million employees. The Employee Benefits—Insurance segment also sells group dental insurance and accidental death and dismemberment insurance. Our group insurance products are marketed by 157 sales representatives and managers. We plan to increase our sales force to 175 by the end of 2003 and 200 by the end of 2005. As the largest of the Company’s three segments, Employee Benefits—Insurance premiums accounted for 92.8%, 91.7%, and 88.3% of the Company’s total premiums for 2002, 2001, and 2000, respectively.

StanCorp Financial Group, Inc.

In force premium distribution by industry, geography, and customer size for all products as of December 31, 2002 was as follows (including the TIAA block of business):

Industry		Geography

Public	22%	Eastern	35%
Service	14	Central	29
Professional	11	Western	36

Manufacturing	10	Total	100%

Finance	6
Education	19
Other	18

Total	100%

Customer Size (employees)

1-99	17%
100-999	23
1,000-7,499	32
7,500+	28

Total	100%

The following table sets forth selected financial data for the Employee Benefits—Insurance segment for the years ended December 31:

	2002	2001	2000

	(Dollars in millions)
Revenues:
Premiums
Group long term disability insurance	$583.4	$514.0	$456.2
Group life and accidental death and dismemberment	498.0	428.4	362.5
Group short term disability insurance	145.2	123.7	100.5
Dental and other	71.2	79.4	77.2
Experience rated refunds (1)	(13.5)	(16.0)	(22.9)

Total premium income	1,284.3	1,129.5	973.5
Net investment income	207.0	187.3	165.2
Net capital losses	(8.6)	(1.8)	(0.7)
Other	5.5	4.3	4.2

Total revenues	1,488.2	1,319.3	1,142.2

Benefits and expenses:
Benefits to policyholders	1,029.4	921.6	792.1
Interest credited	4.7	10.3	7.5
Operating expenses	185.8	148.9	132.5
Commissions and bonuses	98.8	90.1	82.5
Premium taxes	22.4	20.5	17.3
Net increase in deferred acquisition costs and value of business acquired	(2.7)	(3.6)	(5.9)

Total benefits and expenses	1,338.4	1,187.8	1,026.0

Income before income taxes	$149.8	$131.5	$116.2

Benefit ratio (% of premiums) (2)	80.5%	82.1%	82.1%
Operating expense ratio (% of premiums)	14.5	13.2	13.6
Persistency (% of premiums)	86.9	87.6	82.7
Sales (annualized new premiums)	$303.1	$265.3	$260.8
Life insurance in force	191,731.9	142,062.8	122,259.8

(1)	Adjustments on certain large group insurance contracts that are based on claims experience.

(2)	Pre-tax charges of $4.3 million incurred as a result of the terrorist events of September 11, 2001 were excluded from the computation of the benefit ratio for 2001.

Premiums for the Employee Benefits—Insurance segment increased 13.3% in 2002 compared to 2001, and 15.0% for 2001 compared to 2000, excluding experience rated refunds. In 2002, premiums were increased by $40.9 million related to the TIAA block of business acquired effective October 1, 2002, and were decreased by $4.4 million due to a new reinsurance agreement entered into with Ameritas effective June 1, 2002 (see “—Business Developments”). Excluding premiums from the TIAA block of business, and adjustments to premiums from experience rated refunds and the dental reinsurance agreement, premiums grew 10.1% in 2002 compared to 2001, and 15.0% for 2001 compared to 2000. The decreased rate of growth for the comparative periods was primarily due to economic conditions, including slower employment and wage growth and reduced employee benefit budgets on the part of employer groups primarily due to increased medical costs (see “—Consolidated Results of Operations”).

Net investment income for the segment increased $19.7 million, or 10.5%, for 2002 compared to 2001, and $22.1 million, or 13.4%, for 2001 compared to 2000. The increases primarily resulted from an increase in average invested assets supporting the segment of 10.0% and 12.2% for the respective periods offset in part by declining portfolio yields. The increase in average invested assets included assets from debt offering proceeds and the acquisition of the TIAA block of business. (See  “—Consolidated Results of Operations—Net investment Income”.)

Benefits to policyholders and interest credited increased $102.2 million, or 11.0%, for 2002 compared to 2001, and increased $132.3 million, or 16.5%, for 2001 compared to 2000. Beyond premium growth, the most significant drivers of policyholder benefits are claims experience and the assumptions used to establish related reserves. We measure these factors for this segment with a benefit ratio, which is calculated as policyholder benefits plus interest credited, both divided by premiums. Our expected benefit ratio for this segment is 82% to 84%. For 2002, 2001, and 2000, the benefit ratios for this segment were 80.5%, 82.1% and 82.1%. The decrease in this ratio in 2002 resulted from very favorable claims experience. Claims experience can fluctuate widely from period to period.

Also affecting benefits to policyholders is the new money rate on our investments, which is the basis of the rate used

StanCorp Financial Group, Inc.

Part II

to discount future long term disability payments to their present value when establishing reserves for newly incurred claims. Changes in reserves are included in policyholder benefits and therefore affect the benefit ratio. Each quarter, we determine the discount rate used to establish new reserves based on our average new money investment rate for the quarter less a margin to allow for reinvestment risk should our assets and liabilities not be well matched for this product. It has been our practice to maintain a 50 to 75 basis point margin between our average new money investment rate for the quarter and the discount rate used to establish reserves over a 12 month period. Given the current low interest rate environment, and correspondingly lower reinvestment risk, our targeted margin range for newly incurred claims will be 20 to 30 basis points over a 12 month period as long as our average new money investment rate is less than 6%.

In the recent period of declining interest rates, our discount rate has been correspondingly decreasing, with downward adjustments in the discount rate of 25 basis points in the first and third quarters of 2002 and the third quarter of 2001. In the fourth quarter of 2002, the discount rate was decreased 50 basis points. Each 25 basis point adjustment increases or decreases current policyholder benefits approximately $3 million per quarter.

An increase or decrease in the discount rate affects the required revenue contribution for long term disability products and as a result is a consideration for rate adjustments. Theoretically, premium increases or decreases from rate adjustments should offset related changes in policyholder benefits over time, resulting in a neutral impact to the benefit ratio. Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, the overall margin between the portfolio investment yield and the weighted average reserve discount rate would not be adequate, resulting in required increases to reserves and therefore policyholder benefits. The duration of our invested assets is well-matched to the duration of our liabilities in total and on a product segregated portfolio basis. Our investments are generally not callable or have prepayment penalties. Based on these factors, we believe the current margin in our overall block of business between our invested assets yield and weighted average reserve discount rate of approximately 50 basis points is adequate to cover potential reinvestment risk. (See “—Liquidity and Capital Resources.”)

Operating expenses were 14.5%, 13.2% and 13.6% of premiums for 2002, 2001 and 2000, respectively. Operating expenses in 2002 included transition and integration costs for the acquisition of the TIAA block of business, as well as increased employee benefit costs for our employees (see “—Consolidated Results of Operations”).

Commissions and bonuses increased $8.7 million, or 9.7%, in 2002 compared to 2001, and $7.6 million, or 9.2%, in 2001 compared to 2000. Increases for both comparative periods were due primarily to increased sales and renewal commissions.

The net increase in deferred acquisition costs and VOBA was $2.7 million for 2002, compared to $3.6 million for 2001, and $5.9 million for 2000. The net amount deferred in 2002 included $2.1 million of amortization related to the VOBA recorded in connection with the acquisition of the block of business from TIAA in the fourth quarter. Prospectively, annual amortization of VOBA related to the acquisition of the block of business from TIAA will be approximately $9.8 million in 2003, $8.2 million in 2004, and $7.1 million in 2005.

Income before income taxes for the segment increased $18.3 million, or 13.9%, in 2002 compared to 2001, and $15.3 million, or 13.2%, in 2001 compared to 2000.

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. Our disability income insurance products are sold nationally through master general agents and brokers, primarily to physicians, lawyers, other professionals, executives, and small business owners. 87% of these policies are non-cancelable, guaranteeing the customer a fixed premium rate for the life of the contract.

This segment also sells business overhead expense coverage, which reimburses a business for covered operating expenses when the insured is disabled and business equity buy-out coverage, which provides funds for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability.

Two transactions were completed in 2000 and 2001 for this segment. Effective October 1, 2000, Standard acquired a block of individual disability insurance business from Minnesota Life for which the Company possesses economies of scale, market differentiation and expertise. Effective January 1, 2001, Standard sold its individual life insurance product line, for which Standard did not possess economies of scale (see “Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16—Acquisition and Disposition of

StanCorp Financial Group, Inc.

Blocks of Business”). The timing of the two transactions was such that the fourth quarter of 2000 included results from both blocks of business, influencing growth trends when comparing 2001 results to 2000 results. Also, the individual life insurance block of business sold was larger than the disability insurance block of business acquired, resulting in overall decreases in revenues, benefits and expenses in 2001 compared to 2000.

Except for certain policies acquired with the Minnesota Life block of business, the maximum retention for individual disability policies is generally $3,500 monthly benefit per individual. Certain policies acquired with the Minnesota Life block of business have maximum retention limits of $6,000 monthly benefit per individual. The retention limits for the Minnesota Life block of business were established by a reinsurance agreement entered into effective July 1, 2002. As a result of this reinsurance agreement and depending on claims experience, premiums may be decreased up to $13 million annually and benefits to policyholders may be decreased $12 million annually. We estimate the overall effect of the reinsurance agreement may reduce income before taxes by approximately $1 million annually.

The following table sets forth selected financial data for the Individual Insurance segment for the years ended December 31:

	2002	2001	2000

	(Dollars in millions)
Revenues:
Premiums
Life	$—	$—	$70.0
Annuities	4.6	2.7	6.5
Disability	75.4	78.5	28.3

Total Premiums	80.0	81.2	104.8
Net investment income	107.0	98.9	128.0
Net capital gains (losses)	(6.0)	0.6	(4.1)
Other	0.4	0.8	(0.1)

Total revenue	181.4	181.5	228.6

Benefits and expenses:
Benefits to policyholders	79.8	85.6	125.6
Interest credited	35.1	32.8	48.7
Operating expenses	24.0	22.9	27.8
Commissions and bonuses	27.3	22.6	14.7
Premium taxes	0.6	1.6	1.6
Net increase in deferred acquisition costs and value of business acquired	(11.1)	(11.8)	(1.2)

Total benefits and expenses	155.7	153.7	217.2

Income before income taxes	$25.7	$27.8	$11.4

Benefit ratio (% of premiums) (1)	99.8%	104.5%	N/A
Operating expense ratio (% of operating revenue (2))	12.8	12.6	11.1%
Individual disability insurance persistency (% of premiums)	94.3	92.1	90.3
Sales (annuity deposits)	$109.1	$62.6	$15.2
Sales (annualized new disability premiums)	11.5	9.6	3.5

(1)	Pre-tax charges of $0.7 million incurred as a result of the terrorist events of September 11, 2001 were excluded from the computation of the benefit ratio for 2001.

(2)	Excludes after-tax capital gains or losses and special items in 2000, which consisted of severance costs associated with disposition of the individual life product line.

Disability and annuity sales in 2002 and 2001 were substantially affected by the changes in distribution as a result of the two transactions for this segment. The changes included the addition of a national marketing agreement with Minnesota Life for individual disability products. In addition, sales of individual disability and annuity products increased as a result of expansion of distribution channels since 2000. Approximately one-third of individual disability insurance sales in 2002 were through Minnesota Life general agencies. Increased sales of our fixed-rate annuities also reflect increased consumer interest in fixed-rate annuity products compared to equity based variable annuity products. Annuity sales growth will vary depending on movement in interest rates, the equity markets and the level of economic uncertainties.

Premiums decreased $1.2 million, or 1.5%, in 2002 compared to 2001. When adjusted to exclude reductions to premiums of $6.5 million for the reinsurance agreement covering certain policies in the block of business acquired from Minnesota Life, premiums for this segment grew 6.5%. Premiums decreased $23.6 million, or 22.5%, in 2001 compared to 2000. The decrease was due to the sale of the individual life insurance product line effective January 1, 2001. Premiums for this product line were $70.0 million in 2000. Partially offsetting the decrease was the acquisition of a block of business acquired from Minnesota Life effective October 1, 2000, increasing 2001 premiums $50.2 million compared to 2000.

Net investment income increased $8.1 million, or 8.2%, in 2002 compared to 2001, primarily due to growth in average invested assets supporting this segment, offset in part by declines in portfolio yields (see “—Consolidated Results of Operations—Net Investment Income”). Asset growth came primarily from annuity deposits. Net investment income decreased $29.1 million, or 22.7%, in 2001 compared to 2000, primarily due to decreased average invested assets supporting the segment as a result of the net effect of the two transactions discussed above.

Beyond premium growth, the most significant drivers of policyholder benefits are claims experience and the assumptions used to establish related reserves. We measure these factors for this segment with a benefit ratio, which is calculated as policyholder benefits divided by premiums. Our expected benefit ratio for this segment was 95% to 105% for 2002 and 2001 (prior to 2001 an expected ratio was not used for this segment as the disability business was

StanCorp Financial Group, Inc.

Part II

insignificant). For 2002 and 2001, the benefit ratios for this segment were 99.8% and 104.5%, respectively.

The benefit ratio is expected to decline with time as the percentage of the premiums collected from newly issued policies increases relative to the renewal premiums collected from the Minnesota Life disability block. The Minnesota Life block has a higher benefit ratio than the rest of the individual disability business. This is because a large portion of the Minnesota Life benefits are funded from investment income on assets received with the block of business in addition to the renewal premiums. For 2003 our expected range for this segment is 85% to 100%. We will review our expectations for the benefit ratio annually.

Operating expenses as a percentage of revenue were 12.8%, 12.6%, and 11.1% for 2002, 2001, and 2000, respectively. The increase in the percentages for 2002 and 2001 compared to 2000 were primarily a result of a changed cost structure related to the two transactions completed for this segment. In addition, operating expenses were higher in 2002 due to increased benefit costs for our own employees (see “—Consolidated Results of Operations—Operating Expenses”).

Commissions and bonuses increased $4.7 million, or 20.8%, in 2002 compared to 2001, and $7.9 million, or 53.7%, in 2001 compared to 2000, corresponding with related increases in sales discussed above.

The net reduction in expenses for deferred acquisition costs and VOBA was $11.1 million in 2002, $11.8 million in 2001 and $1.2 million in 2000. The increases for 2002 and 2001 compared to 2000 were primarily a result of the sale of the individual life insurance block of business, the acquisition of a block of individual disability insurance business and the growth in new sales.

Retirement Plans Segment

The Retirement Plans segment offers full-service 401(k) plans, and other pension plan products and services. The segment’s primary sources of revenues include plan administration fees, fees on separate account assets under management and investment margin on general account assets under management. The investment margin is the excess of net investment income over the related interest credited to policy holders. In addition, the segment’s premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be designated by plan participants at the time of retirement.

Excluding net capital gains and losses this segment essentially broke even for the three years 2002, 2001, and 2000. Because this type of business provides diversity from a risk-based capital perspective, the related capital required to be maintained for this segment is not currently significant (see “—Liquidity and Capital Resources—Financing Cash Flows—Risk-Based Capital”). Developing significant future profitability from the segment is dependent upon increases in assets under management to improve economies of scale. Management estimates that this segment will reach sustainable profitability when assets under management reach approximately $2.5 billion.

The following table sets forth selected financial data for the Retirement Plans segment at or for the years ended December 31:

	2002	2001	2000

	(Dollars in millions)
Revenues:
Premiums	$19.0	$21.0	$23.7
Net investment income	52.9	52.1	50.7
Net capital gains (losses)	(5.6)	0.1	(0.4)

Total revenues	66.3	73.2	74.0

Benefits and expenses:
Policyholder benefits	7.9	9.8	11.8
Interest credited	32.5	35.2	34.2
Operating expenses	27.0	23.6	22.9
Commissions and bonuses	6.5	5.6	5.5
Net increase in deferred acquisition costs	(2.0)	(0.9)	—

Total benefits and expenses	71.9	73.3	74.4

Loss before income taxes	$(5.6)	$(0.1)	$(0.4)

Interest credited (% of net investment income)	61.4%	67.5%	67.5%
Operating expense ratio (% of average assets under management)	1.5	1.3	1.3
Assets under management:
General account	$784.7	$751.6	$662.4
Separate account	1,018.6	1,019.2	1,092.7

Total	$1,803.3	$1,770.8	$1,755.1

Premiums for this segment include plan administration fees and fees based on average market values of assets under management and premiums for life contingent annuities sold. Premiums decreased $2.0 million, or 9.5%, in 2002 compared to 2001 and $2.7 million, or 11.4%, in 2001 compared to 2000. The decreases in both comparable years were due primarily to decreases in premiums for life contingent annuities, which resulted in corresponding decreases in reserves and benefits to policyholders. Fees for assets under management were relatively stable for the comparative periods shown, as declines in equity market values in the separate account assets under management were mostly offset by net retention of new deposits.

Net investment income includes the return on general account assets under management for this segment. General account assets under management were relatively

StanCorp Financial Group, Inc.

stable, as was net investment income, which increased $0.8 million, or 1.5%, in 2002 compared to 2001 and $1.4 million, or 2.8%, in 2001 compared to 2000.

The Company began deferring acquisition costs for this segment in 2001. Costs deferred primarily included initial commissions and incentive compensation payouts on newly established plans, and will be amortized over a period of approximately ten years. The net increase in deferred acquisition costs was $2.0 million in 2002 and $0.9 million in 2001.

Operating expenses were 1.5%, 1.3% and 1.3% of average assets under management in 2002, 2001 and 2000, respectively. The increase in 2002 results from higher operating expenses due to an increase in the number of cases in force, investment in this segment’s infrastructure in recent years and increased benefit costs for our own employees.

Other

Other businesses primarily include results from StanCorp Mortgage Investors, holding company expenses and interest on long-term debt. Income before income taxes for other businesses was $2.1 million, $5.3 million, and $13.9 million, for 2002, 2001, and 2000, respectively. The decrease of $3.2 million for 2002 compared to 2001 was primarily due to $4.4 million of interest expense on long-term debt, which was issued late in the third quarter of 2002 (see “—Liquidity and Capital Resources—Financing Cash Flows”). The decrease of $8.6 million in 2001 compared to 2000 was primarily due to due to lower net investment income and lower capital gains in 2001. Net investment income decreased $4.2 million in 2001 compared to 2000, as a result of lower average invested assets allocated to this segment. Net capital gains decreased $2.3 million in 2001 compared to 2000. Net capital gains in 2000 included gains on sales of real estate, which may or may not continue into the future.

Including intercompany transactions, StanCorp Mortgage Investors contributed income of $7.7 million, $6.6 million, and $5.9 million for 2002, 2001, and 2000, respectively. Results for StanCorp Mortgage Investors in 2002 reflected record commercial mortgage loan originations totaling $570.8 million, including originations for affiliated entities, up almost 33% compared to 2001. Over $280 million in commercial mortgage loans were sold to outside investors in 2002. For 2003, we expect mortgage originations to continue to grow to support increased outside investor demand and to fund Standard’s needs. Actual loan originations will depend on demand from borrowers and outside investors.

Liquidity and Capital Resources

Operating Cash Flows

Operating cash inflows consist primarily of premiums, annuity deposits and net investment income. Operating cash outflows consist primarily of benefits to policyholders, operating expenses, commissions and taxes. Net cash provided by operating activities was $380.4 million, $264.8 million, and $282.6 million for 2002, 2001, and 2000, respectively. Adjustments to reconcile net income to net cash provided by operating activities in 2002 included net capital losses of $19.7 million and the refund of $20.0 million in federal income taxes as a result of changes in temporary differences associated with a change in the tax return filing status in 2000.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated.

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, annuity products on which interest rates can be adjusted periodically, and products associated with the separate account. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. The holding of these stable long term reserves makes it possible to allocate a large amount of assets to long term fixed income investments, including commercial mortgage loans. The ability to allocate a significant portion of investments to commercial mortgage loans, combined with StanCorp Mortgage Investors’ unique expertise with respect to its market niche for commercial mortgage loans, provides the ability to obtain higher yields on the overall investment portfolio.

StanCorp Financial Group, Inc.

Part II

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit investments to bonds and other fixed maturity securities, mortgage loans, common and preferred stock, and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the insurance subsidiaries’ boards of directors. The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for more significant transactions. Transactions are reported quarterly to the Finance & Operations Committee of the board of directors for Standard and to the Audit Committee of the board of directors for The Standard Life Insurance Company of New York.

Net cash used in investing activities was $637.9 million and $649.9 million in 2002 and 2001, respectively. Net cash outflows in 2002 included investments in fixed maturity securities of approximately $550 million related to the acquisition of the block of business from TIAA and record commercial mortgage loan originations totaling $570.8 million. Net cash provided by investing activities in 2002 included an increase in commercial mortgage loan sales. Net cash outflows in 2001 included $137.2 million in cash disbursed related to the sale of the individual life insurance business. The sale involved transferring investments and cash equal to the statutory liabilities ceded, less a ceding commission received by the Company of approximately $90 million. In addition, 2000 investing activities included investment of $452.3 million related to the acquisition of the individual disability insurance business. The acquisition involved receiving cash equal to the statutory liabilities assumed, less a ceding commission paid by the Company of approximately $55 million. (See “—Selected Segment Information.”)

Our fixed maturity securities of $4.13 billion represented 66.8% of our total general account invested assets at December 31, 2002. Approximately 96% of our fixed maturity securities are investment-grade, well above industry averages, and we believe that we maintain prudent diversification across industries, issuers and maturities. During 2002, the Company recorded $21.8 million of after- tax losses on sales of bonds, including $11 million related to WorldCom bonds. We continually monitor credit quality on specific issuers and industry sectors. Our current holdings in potentially troubled sectors are predominantly at the operating company level or secured by assets. The overall portfolio rating for fixed maturity securities was A (Standard & Poor’s) at December 31, 2002.

At December 31, 2002, fixed-rate commercial mortgage loans totaled $1.99 billion and represented 32.1% of the total invested assets. The average loan to value ratio on the overall portfolio was less than 60% at December 31, 2002, and the average loan size was $0.7 million. The Company receives personal recourse on almost all loans. At December 31, 2002, there were no delinquent loans or loans in the process of foreclosure. The delinquency and loss performance of the Company’s commercial mortgage loan portfolio have been consistently better than industry averages as reported by the American Council of Life Insurance. The performance of the Company’s commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of the Company’s commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The commercial mortgage loan portfolio is collateralized by properties located in the Western region representing 57.4% of the portfolio, the Central region representing 23.9% of the portfolio, and the Eastern region representing 18.7% of the portfolio. Commercial mortgage loans in California account for 38.6% of our commercial mortgage loan portfolio at December 31, 2002. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

To date, the delinquency rate of our California-based commercial mortgage loans has been substantially below

StanCorp Financial Group, Inc.

the industry average and consistent with our experience in other states. However, if economic conditions in California worsen, we may experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which may have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Collateralized properties in the commercial mortgage loan portfolio included the following at December 31, 2002:

•	50.2% retail properties;
•	24.2% industrial properties;
•	19.2% office properties; and
•	6.4% commercial, apartment and agricultural properties.

Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure on real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material adverse effect on our results of operations or financial condition. However, we cannot provide assurance that material compliance costs will not be incurred by us.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2002, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 6.00% to 8.25%, totaling $118.2 million. The commitments may have fixed expiration dates or other termination clauses and generally require payment of a fee. The Company evaluates each customer’s credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon. The Company currently has no commitments consisting of standby letters of credit, guarantees, standby repurchase obligations, or other related commercial commitments.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long- term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $252.0 million for 2002 compared to $123.7 million for 2001. Net cash provided by financing activities in 2002 reflects our initial public debt offering of $250.0 million, higher deposits into the retirement plans segment general account assets, which reflects increased consumer interest in fixed-rate investments compared to equity investments, offset by repayment of outstanding borrowings on the line of credit.

The Company has a $100.0 million unsecured line of credit available through May 31, 2003. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 1.98% at December 31, 2002. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At December 31, 2002, the Company was in compliance with all such covenants. At December 31, 2002, there were no outstanding borrowings on the line of credit. At December 31, 2001, $81.3 million was outstanding on the line of credit.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002 we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October, beginning in 2003. Approximately $200 million of the debt offering proceeds were used to fund the acquisition by Standard of the TIAA block of business including the $75 million ceding commission and $125 million to maintain Standard’s risk-based capital at the Company’s targeted level. The remaining proceeds were used to pay our annual dividend to shareholders, to fund a modest level of share repurchases and for general corporate purposes. Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company are among the third parties that provide debt ratings on our senior debentures. As of December 31, 2002 ratings from these

StanCorp Financial Group, Inc.

Part II

agencies were BBB+, Baa1, A-, and bbb+, respectively.

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate capital (see “—Risk-Based Capital”) and Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the “Oregon Department”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the twelve-month period ended on the December 31st last preceding. In each case the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Department broad discretion to disapprove requests for dividends in excess of these limits.

The amount available for payment of dividends by Standard in 2003 without approval of the Oregon Department is $80.8 million payable after February 25, 2003. In February 2003, Standard’s board of directors approved and paid a dividend of $65 million to StanCorp. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2003.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. During 2002, the Company repurchased 853,000 shares of its common stock at a total cost of $45.5 million, for a volume-weighted-average price of $53.34 per common share. At December 31, 2002, approximately 400,000 shares were remaining under the currently authorized share repurchase program, which expires December 31, 2003.

Beginning in 2002, StanCorp’s board of directors approved paying annual, rather than quarterly, dividends to shareholders. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the insurance subsidiaries and the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by StanCorp’s board of directors. On November 4, 2002, the board of directors of StanCorp declared an annual dividend of $0.40 per share of common stock. The dividend was paid on December 6, 2002 to shareholders of record on November 15, 2002. The dividend represented a 33% increase from total dividends paid in 2001.

Our ratio of earnings to fixed charges for the years ended December 31, 2002 and December 31, 2001 was 8.9x and 7.8x, respectively. Our debt to total capitalization was 20% at December 31, 2002.

Asset/Liability Matching and Interest Rate Risk Management

It is management’s objective to generally align the cash flow characteristics of assets and liabilities to ensure that the Company’s financial obligations can be met under a wide variety of economic conditions. In meeting the objectives, management may choose to liquidate certain investments and reinvest in alternate investments to better match the cash flow characteristics of assets to currently existing liabilities. (See “—Liquidity and Capital Resources—Investing Cash Flows.”)

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at December 31, 2002 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets actually held.

StanCorp Financial Group, Inc.

The Company’s financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. In accordance with Item 305 of Regulation S-K of the SEC, the Company has analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2002 and 2001, given a hypothetical 10% increase in interest rates, and related qualitative information on how the Company manages interest rate risk. The interest rate sensitivity analysis was based upon the Company’s fixed maturity securities and commercial mortgage loans held at December 31, 2002 and 2001. For the fixed maturity securities portfolio, the analyses estimated the reduction in fair value of the portfolio utilizing a duration-based analysis that assumes a hypothetical 10% increase in treasury rates. For commercial mortgage loan portfolios, the analyses estimated the reduction in fair value by discounting expected cash flows at theoretical treasury spot rates in effect at December 31, 2002 and 2001. The analyses discounted cash flows using an average of possible discount rates to provide for the potential effects of interest rate volatility. The analyses did not provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual decrease in fair value of the Company’s financial assets that would have resulted from a 10% increase in interest rates could be significantly different from that estimated by the model. The hypothetical reduction in the fair value of the Company’s financial assets that resulted from the model was estimated to be $80 million and $113 million at December 31, 2002 and 2001, respectively.

The low level of current interest rates results in a relatively small change when rates are increased 10%. An additional sensitivity was therefore performed to look at the change in fair market value when rates were increased 100 basis points. The resulting hypothetical reduction in fair value of the Company’s financial assets was estimated to be $265 million and $220 million at December 31, 2002 and 2001, respectively.

Financial Strength Ratings

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in our Company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including our Company. In addition, our debt ratings on our long-term debt are tied to our financial strength ratings. A ratings downgrade could increase our surrender levels, adversely affect our ability to market our products, and could also increase future debt costs. Financial strength ratings are based primarily on statutory financial information. Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company are among the third parties that provide assessments of our overall financial position.

Standard’s financial strength ratings as of February 2003 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings
•	A1 (Good) by Moody’s—5th of 16 ratings
•	A (Excellent) by A.M. Best—3rd of 13 ratings
•	AA- (Very Strong) by Fitch—4th of 16 ratings

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

Our internal target for RBC ratios for the Company’s insurance subsidiaries is 275% of the company action level, which is 550% of the authorized control level. At December 31, 2002, the RBC level of the Company’s insurance subsidiaries was 303% of the company action level, well in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies and in excess of the Company’s internal target.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2000 through December 31, 2002 aggregated $0.5 million. At December 31, 2002, the

StanCorp Financial Group, Inc.

Part II

Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The laws of the various states establish insurance departments with broad powers such as: licensing companies to transact business; licensing agents; mandating certain insurance benefits; regulating premium rates; approving policy forms; regulating fair trade and claims practices; establishing statutory reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum surrender values; restricting certain transactions between affiliates; and regulating the types, amounts and valuation of investments. State insurance regulators and the NAIC continually reexamine existing laws and regulations and may impose changes in the future that could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

The Terrorism Risk Insurance Act of 2002 provides for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. The legislation also provides for the United States Treasury Department to conduct an expedited study to determine if there should be federal assistance for group life insurers in the event of material losses due to terrorist acts. Group life insurance represents a significant portion of our revenues and operating income. Concentration of risk is inherent in the group life insurance products we offer. We have group life insurance exposure to certain customers in amounts in excess of catastrophe reinsurance coverage. Without government assistance, terrorist acts could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

StanCorp and its subsidiaries are involved in various legal actions and other state and federal proceedings. (See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”)

Contingencies and Litigation

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17, Contingencies and Commitments.”

New and Adopted Accounting Pronouncements

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Matching and Interest Rate Risk Management.”

StanCorp Financial Group, Inc.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StanCorp Financial Group, Inc.

Part II

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon

January 31, 2003

StanCorp Financial Group, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31 (Dollars in millions – except share data)	2002	2001	2000

Revenues:
Premiums	$1,383.3	$1,231.7	$1,102.0
Net investment income	380.8	348.6	358.4
Net capital losses	(19.7)	—	(1.8)
Other	5.9	5.1	4.1

Total revenues	1,750.3	1,585.4	1,462.7

Benefits and expenses:
Benefits to policyholders	1,117.1	1,017.0	929.5
Interest credited	72.9	78.7	90.4
Operating expenses	243.5	201.0	186.2
Commissions and bonuses	132.6	118.3	102.7
Premium taxes	23.0	22.1	18.9
Interest expense	5.0	0.1	1.0
Net increase in deferred acquisition costs and value of business acquired	(15.8)	(16.3)	(7.1)

Total benefits and expenses	1,578.3	1,420.9	1,321.6

Income before income taxes	172.0	164.5	141.1
Income taxes	61.0	58.5	46.4

Net income	111.0	106.0	94.7

Other comprehensive income, net of tax:
Unrealized capital gains on securities available-for-sale, net	114.8	28.2	40.3
Reclassification adjustment for capital (gains) losses included in net income, net	(0.7)	3.2	(0.8)

Total	114.1	31.4	39.5

Comprehensive income	$225.1	$137.4	$134.2

Net income per common share:
Basic	$3.77	$3.47	$2.97
Diluted	3.73	3.44	2.95

Weighted-average common shares outstanding:
Basic	29,435,920	30,553,049	31,878,834
Diluted	29,772,402	30,835,722	32,125,596

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.

Part II

CONSOLIDATED BALANCE SHEETS

December 31 (Dollars in millions)	2002	2001

ASSETS
Investments:
Investment securities	$4,134.4	$2,700.6
Commercial mortgage loans, net	1,989.1	2,003.0
Real estate, net	64.6	72.0
Policy loans	5.3	5.4

Total investments	6,193.4	4,781.0
Cash and cash equivalents	206.8	212.3
Premiums and other receivables	79.6	73.7
Accrued investment income	77.1	59.4
Amounts recoverable from reinsurers	873.9	867.5
Deferred acquisition costs and value of business acquired, net	190.9	115.1
Property and equipment, net	74.7	76.8
Other assets	27.7	72.0
Separate account assets	1,018.6	1,019.2

Total assets	$8,742.7	$7,277.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$4,114.9	$3,198.5
Other policyholder funds	1,864.5	1,728.9
Deferred tax liabilities	164.7	115.3
Short-term debt	—	81.3
Long-term debt	255.2	9.1
Other liabilities	172.2	151.0
Separate account liabilities	1,018.6	1,019.2

Total liabilities	7,590.1	6,303.3

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 29,185,276 and 29,782,966 shares issued at December 31, 2002 and 2001, respectively	665.3	699.8
Accumulated other comprehensive income	147.4	33.3
Retained earnings	339.9	240.6

Total shareholders’ equity	1,152.6	973.7

Total liabilities and shareholders’ equity	$8,742.7	$7,277.0

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
(Dollars in millions)	Shares	Amount

Balance, January 1, 2000	32,774,098	$819.7	$(37.6)	$57.8	$839.9
Net income	—	—	—	94.7	94.7
Other comprehensive income, net of tax	—	—	39.5	—	39.5
Common stock:
Repurchased	(1,398,500)	(42.6)	—	—	(42.6)
Issued to directors	4,280	0.3	—	—	0.3
Issued under employee stock plans, net	185,608	1.3	—	—	1.3
Dividends declared on common stock	—	—	—	(8.7)	(8.7)

Balance, December 31, 2000	31,565,486	778.7	1.9	143.8	924.4

Net income	—	—	—	106.0	106.0
Other comprehensive income, net of tax	—	—	31.4	—	31.4
Common stock:
Repurchased	(1,940,900)	(84.7)	—	—	(84.7)
Issued to directors	2,952	0.1	—	—	0.1
Issued under employee stock plans, net	155,428	5.7	—	—	5.7
Dividends declared on common stock	—	—	—	(9.2)	(9.2)

Balance, December 31, 2001	29,782,966	699.8	33.3	240.6	973.7

Net income	—	—	—	111.0	111.0
Other comprehensive income, net of tax	—	—	114.1	—	114.1
Common stock:
Repurchased	(852,999)	(45.5)	—	—	(45.5)
Issued to directors	2,672	0.1	—	—	0.1
Issued under employee stock plans, net	252,637	10.9	—	—	10.9
Dividends declared on common stock	—	—	—	(11.7)	(11.7)

Balance, December 31, 2002	29,185,276	$665.3	$147.4	$339.9	$1,152.6

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.

Part II

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Dollars in millions)	2002	2001	2000

Operating:
Net income	$111.0	$106.0	$94.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	19.7	—	1.8
Depreciation and amortization	42.4	29.7	36.1
Deferral of acquisition costs and value of business acquired, net	(39.2)	(36.9)	(23.7)
Deferred income taxes	(14.3)	61.8	(71.6)
Changes in other assets and liabilities:
Trading securities	—	53.9	(4.7)
Receivables and accrued income	(13.8)	(841.8)	(17.8)
Future policy benefits and claims	206.9	984.9	169.2
Other, net	67.7	(92.8)	98.6

Net cash provided by operating activities	380.4	264.8	282.6

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	358.4	512.3	221.6
Commercial mortgage loans	586.7	331.7	298.9
Real estate	5.9	17.8	34.5
Other investments	(0.7)	30.7	(13.5)
Costs of investments acquired or originated:
Fixed maturity securities—available-for-sale	(1,639.3)	(938.9)	(401.9)
Commercial mortgage loans	(570.8)	(430.1)	(432.7)
Real estate	(0.8)	(22.0)	(5.2)
Property and equipment, net	(9.3)	(14.2)	(11.7)
Acquisition (disposition) of block of business	632.0	(137.2)	452.3

Net cash provided by (used in) investing activities	(637.9)	(649.9)	142.3

Financing:
Policyholder fund deposits	826.5	806.5	700.6
Policyholder fund withdrawals	(690.9)	(610.7)	(707.6)
Short-term debt	(81.3)	16.3	65.0
Long-term debt	249.9	(0.3)	(0.2)
Debt issuance costs	(3.8)	—	—
Issuance of common stock	8.8	5.8	1.6
Repurchase of common stock	(45.5)	(84.7)	(42.6)
Dividends paid on common stock	(11.7)	(9.2)	(8.7)

Net cash provided by financing activities	252.0	123.7	8.1

Increase (decrease) in cash and cash equivalents	(5.5)	(261.4)	433.0
Cash and cash equivalents, beginning of year	212.3	473.7	40.7

Cash and cash equivalents, end of year	$206.8	$212.3	$473.7

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$73.2	$91.9	$79.7
Income taxes	53.0	75.8	69.2

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.  Summary of Significant Accounting Policies

Organization and principles of consolidation.    We were incorporated as a parent holding company in 1998 and completed our initial public offering of common stock on April 21, 1999. We conduct business through our subsidiaries, including Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc. We are based in Portland, Oregon and have the authority to underwrite insurance products in all 50 states.

Our largest subsidiary, Standard, underwrites group and individual disability insurance and annuity products, and group life and dental insurance. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000, and is licensed to provide long term and short term disability, life, and accidental death and dismemberment insurance for groups in New York.

StanCorp Mortgage Investors originates, underwrites and services small commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. As of December 31, 2002, StanCorp Mortgage Investors was servicing $1.99 billion in commercial mortgage loans for subsidiaries of StanCorp. Commercial mortgage loans serviced for other institutional investors and associated capitalized mortgage servicing rights totaled $672.9 million and $0.7 million, respectively, at December 31, 2002.

StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support and model portfolios to our retirement plan clients.

The consolidated financial statements include StanCorp and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain 2001 and 2000 amounts have been reclassified to conform with the current presentation.

Use of estimates.    Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates most susceptible to material changes due to significant judgment are those used in determining investment impairments, deferred acquisition costs, the reserves for future policy benefits and claims and the provision for income taxes. The results of these estimates are critical because computed results affect our profitability and may affect key indicators used to measure our performance.

Investments.    For all investments, capital gains and losses are recognized using the specific identification method. Net investment income and capital gains and losses related to separate accounts are included in the separate account assets and liabilities. For all investments, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost basis is “other than temporary.” We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment. Factors considered in evaluating whether a decline in value is other than temporary include: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. For securities expected to be sold, an other than temporary impairment charge is recognized if we do not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the other than temporarily impaired securities for further potential impairment on an ongoing basis.

Investment securities include fixed maturity securities. Investment securities are categorized as trading, stated at fair value with changes in fair value reflected as net capital gains and losses; or available-for-sale, stated at fair value with net unrealized gains and losses recorded as an increase or decrease to other comprehensive income or loss, net of tax. At the end of 2002 all investments were categorized as available-for-sale.

Commercial mortgage loans are stated at amortized cost less a valuation allowance for uncollectible amounts.

StanCorp Financial Group, Inc.

Part II

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method, with property lives varying from 30 to 40 years. Accumulated depreciation totaled $25.5 million and $27.0 million at December 31, 2002 and 2001, respectively. Real estate acquired in satisfaction of debt is stated at the lower of cost or fair value less estimated costs to sell.

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Cash equivalents.    Cash equivalents include investments purchased with original maturities at the time of acquisition of three or fewer months.

Deferred acquisition costs.    Acquisition costs related to the production of new business have been deferred to accomplish matching against related future premiums and gross profits. Such costs may include certain commissions and incentive payments, certain costs of policy issuance and underwriting and certain variable field office expenses. Various assumptions are used in developing the amounts to be amortized each period, including future interest rates and expected future profitability. These estimates are modified to reflect actual experience when appropriate. Deferred acquisition costs for group disability and group life insurance products are amortized in proportion to future premiums generally over five years. Deferred acquisition costs for individual disability insurance products are amortized in proportion to future premiums over the life of the contract averaging 20 to 25 years with approximately 15% and 50% expected to be amortized by years 10 and 15, respectively. Deferred acquisition costs for individual deferred annuities are amortized in proportion to expected gross profits generally over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. Deferred acquisition costs for group annuity products are amortized in proportion to expected gross profits over 10 years with approximately 10% expected to be amortized by year five. Deferred acquisition costs are charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the amounts deferred.

Income statement activity for deferred acquisition costs was as follows for the years ended December 31:

(In millions)	2002	2001	2000

Deferred	$39.1	$35.7	$26.7
Amortized	(18.1)	(16.1)	(18.9)

Net increase in deferred acquisition costs	$21.0	$19.6	$7.8

Value of business acquired.    Value of business acquired (“VOBA”) represents the discounted future profits of blocks of business acquired through reinsurance transactions. The VOBA will be amortized in proportion to future premiums or future profits as appropriate over the remaining life of the contracts underlying the reinsurance agreement. For the VOBA associated with the Minnesota Life Insurance Company (“Minnesota Life”) block of business the amortization period is 30 years. For the VOBA associated with the Teachers Insurance and Annuity Association of America (“TIAA”) block of business, the amortization period is 10 years for VOBA amortized in proportion to premiums and 20 years for VOBA amortized in proportion to expected gross profits, although approximately 75% is expected to be amortized by year five. The revenues and expenses generated by the acquired blocks of business are included in the Company’s consolidated financial statements. A reconciliation of VOBA and the related intangible is as follows:

(In millions)	2002	2001	2000

Balance at January 1	$58.9	$61.0	$—
Acquisition of business	61.4	—	61.7
Amortization	(5.2)	(2.1)	(0.7)

Balance at December 31	$115.1	$58.9	$61.0

The estimated net amortization of VOBA and the related intangible for each of the next five years is as follows:

Year (In millions)	Amount

2003	$13.4
2004	12.3
2005	11.2
2006	10.5
2007	8.8

Property and equipment, net.    The following table sets forth the major classifications of the Company’s property and equipment, and accumulated depreciation at December 31:

(In millions)	2002	2001

Home office properties	$96.2	$95.8
Office furniture and equipment	63.1	69.5
Leasehold improvements	5.1	4.9

Subtotal	164.4	170.2
Less: accumulated depreciation	89.7	93.4

Property and equipment, net	$74.7	$76.8

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives, which are

StanCorp Financial Group, Inc.

generally 40 years for properties, and from three to ten years for equipment. Leasehold improvements are amortized over the estimated useful life of the asset, not to exceed the life of the lease. Depreciation expense for 2002, 2001 and 2000 was $11.6 million, $9.0 million and $9.1 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased approximately 44.1%, 44.5%, and 45.6% of the home office properties at December 31, 2002, 2001, and 2000, respectively. Income from the leases is included in net investment income.

Separate account.    Separate account assets and liabilities represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to contract holder-directed 401(k) contracts. Standard charges the separate account asset management and plan administration fees associated with the contracts. Separate account assets and liabilities are carried at fair value.

Future policy benefits and claims.    For most of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions concerning a number of factors, including: the amount of premiums that we will receive in the future; the rate of return on assets we purchase with premiums received; expected claims; expenses; and persistency, which is the measurement of the percentage of policies remaining in force from year to year. In particular, our long term disability reserves are sensitive to assumptions regarding the following factors: claim incidence rates; claim termination rates; market interest rates used to discount reserves; age and gender of the claimant; time elapsed since disablement; contract provisions and limitations; and the amount of the monthly benefit paid to the insured (less deductible income, such as Social Security payments received by the insured).

Other policyholder funds.    Other policyholder funds are liabilities for universal life-type and investment-type contracts and are based on the policy account balances including accumulated interest.

Recognition of premiums and benefits to policyholders. Premiums from group life, group and individual disability, and traditional life insurance contracts are recognized as revenue when due. Benefits and expenses are matched with recognized premiums to result in recognition of profits over the life of the contracts. The match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by amortizing deferred acquisition costs. Universal life-type and investment-type contract premiums and other policy fee revenues consist of charges for policy administration and surrender charges assessed during the period. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets. Experience rated refunds are computed in accordance with the terms of the contracts with certain group policyholders and are accounted for as an adjustment to premiums.

Income taxes.    The provision for income taxes includes amounts currently payable, deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates and laws, and estimated amounts provided for potential adjustments related to Internal Revenue Service examinations of open years. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon the settlement of an examination may differ from amounts previously estimated. Years currently open for audit by the Internal Revenue Service are 1996 through 2001.

Other comprehensive income.    Other comprehensive income consists of the current increase or decrease in unrealized capital gains and losses on investment securities available-for-sale, net of the related tax effects. Unrealized gains and losses and adjustments for realized gains and losses, were as follows for the years ended December 31:

(In millions)	2002	2001	2000

Increase in unrealized capital gains on securities available-for-sale, net	$179.0	$44.1	$63.1
Less: tax effects	64.2	15.9	22.8

Increase in unrealized capital gains on securities available-for-sale, net of tax	$114.8	$28.2	$40.3

Adjustment for realized capital (gains) losses, net	$(1.0)	$5.1	$(1.2)
Less: tax effects	(0.3)	1.9	(0.4)

Adjustment for realized capital (gains) losses, net of tax	$(0.7)	$3.2	$(0.8)

Stock-based Compensation.    The Company applies Accounting Principles Board Opinion No. 25, “Accounting

StanCorp Financial Group, Inc.

Part II

for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Other than restricted stock, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31:

(In millions – except share data)	2002	2001	2000

Net income, as reported	$111.0	$106.0	$94.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.5)	(2.6)	(1.6)

Pro forma net income	$106.5	$103.4	$93.1

Net income per share:
Basic—as reported	$3.77	$3.47	$2.97
Basic—pro forma	3.62	3.38	2.92

Diluted—as reported	3.73	3.44	2.95
Diluted—pro forma	3.58	3.35	2.90

For purposes of determining the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Dividend yield	0.74%	0.70%	1.00%
Expected stock price volatility	34.9	35.7	31.0
Risk-free interest rate	4.1	4.9	5.1
Expected option lives	6.5 years	9.1 years	8.4 years

Accounting Pronouncements.    In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This pronouncement, among other items, eliminates the requirement to record gains and losses from the early extinguishment of debt as extraordinary items. The provisions of this pronouncement are required to be applied by the Company starting January 1, 2003. We do not expect SFAS No. 145 to have a material impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect SFAS No. 146 to have a material impact on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 required that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require a company to make payments to a guaranteed party based on certain changes related to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements or indirect guarantees of indebtedness of others. This interpretation is effective for certain guarantees issued or modified after December 31, 2002. We do not expect FIN 45 to have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123 to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is to be applied prospectively to financial statements for fiscal years ending after December 15, 2002, with early application provisions. Effective January 1, 2003, the Company will begin expensing the fair value of stock-based employee compensation on a prospective method. If future option grants remain at the current level, under current FASB rules, the annual impact will reduce operating earnings by approximately $0.06 to $0.08 per diluted share in 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of

StanCorp Financial Group, Inc.

variable interest entities that generally have equity investment risk not sufficient to permit the entity to finance activities without additional subordinated financial support and equity investors that lack controlling financial interests. This interpretation applies to variable interest entities created after January 31, 2003. We do not expect FIN 46 to have a material impact on our financial statements.

2.  Net Income Per Common Share

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

	Year Ended December 31

	2002	2001	2000

Net income (in millions)	$111.0	$106.0	$94.7

Basic weighted-average common shares outstanding	29,435,920	30,553,049	31,878,834
Stock options	265,381	236,079	158,804
Restricted stock	71,101	46,594	87,958

Diluted weighted-average common shares outstanding	29,772,402	30,835,722	32,125,596

Net income per diluted common share	$3.73	$3.44	$2.95

The computation of dilutive weighted-average earnings per share does not include options with an option exercise price greater than the average market price because they are antidilutive (would increase earnings per share). For the years ended December 31, 2002, 2001 and 2000, antidilutive options were immaterial.

3.  Segments

We operate through three segments: Employee Benefits—Insurance, Individual Insurance and Retirement Plans. Performance assessment and resource allocation are done at the segment level. The Employee Benefits—Insurance segment sells group life and disability insurance, group dental insurance, and accidental death and dismemberment insurance. The Individual Insurance segment sells disability insurance to individuals and markets a full line of immediate and deferred fixed-rate annuities. The Retirement Plans segment sells full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium-sized employers.

Amounts reported as “Other” primarily include return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on long-term debt and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include our commercial mortgage lending and other investment management subsidiaries.

StanCorp Financial Group, Inc.

Part II

The following tables set forth select segment information at or for the years ended December 31:

(In millions)	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total

2002:
Revenues:
Premiums	$1,284.3	$80.0	$19.0	$—	$1,383.3
Net investment income	207.0	107.0	52.9	13.9	380.8
Net capital gains (losses)	(8.6)	(6.0)	(5.6)	0.5	(19.7)
Other	5.5	0.4	—	—	5.9

Total revenues	1,488.2	181.4	66.3	14.4	1,750.3

Benefits and expenses:
Benefits to policyholders	1,029.4	79.8	7.9	—	1,117.1
Interest credited	4.7	35.1	32.5	0.6	72.9
Operating expenses	185.8	24.0	27.0	6.7	243.5
Commissions and bonuses	98.8	27.3	6.5	—	132.6
Premium taxes	22.4	0.6	—	—	23.0
Interest expense	—	—	—	5.0	5.0
Net increase in deferred acquisition costs and value of business acquired	(2.7)	(11.1)	(2.0)	—	(15.8)

Total benefits and expenses	1,338.4	155.7	71.9	12.3	1,578.3

Income (loss) before income taxes	$149.8	$25.7	$(5.6)	$2.1	$172.0

Total assets	$3,765.1	$2,763.8	$1,897.9	$315.9	$8,742.7

2001:
Revenues:
Premiums	$1,129.5	$81.2	$21.0	$—	$1,231.7
Net investment income	187.3	98.9	52.1	10.3	348.6
Net capital gains (losses)	(1.8)	0.6	0.1	1.1	—
Other	4.3	0.8	—	—	5.1

Total revenues	1,319.3	181.5	73.2	11.4	1,585.4

Benefits and expenses:
Benefits to policyholders	921.6	85.6	9.8	—	1,017.0
Interest credited	10.3	32.8	35.2	0.4	78.7
Operating expenses	148.9	22.9	23.6	5.6	201.0
Commissions and bonuses	90.1	22.6	5.6	—	118.3
Premium taxes	20.5	1.6	—	—	22.1
Interest expense	—	—	—	0.1	0.1
Net increase in deferred acquisition costs and value of business acquired	(3.6)	(11.8)	(0.9)	—	(16.3)

Total benefits and expenses	1,187.8	153.7	73.3	6.1	1,420.9

Income (loss) before income taxes	$131.5	$27.8	$(0.1)	$5.3	$164.5

Total assets	$2,806.4	$2,340.0	$1,741.0	$389.6	$7,277.0

StanCorp Financial Group, Inc.

(In millions)	Employee Benefits- Insurance	Individual Insurance	Retirement Plans	Other	Total

2000:
Revenues:
Premiums	$973.5	$104.8	$23.7	$—	$1,102.0
Net investment income	165.2	128.0	50.7	14.5	358.4
Net capital gains (losses)	(0.7)	(4.1)	(0.4)	3.4	(1.8)
Other	4.2	(0.1)	—	—	4.1

Total revenues	1,142.2	228.6	74.0	17.9	1,462.7

Benefits and expenses:
Benefits to policyholders	792.1	125.6	11.8	—	929.5
Interest credited	7.5	48.7	34.2	—	90.4
Operating expenses	132.5	27.8	22.9	3.0	186.2
Commissions and bonuses	82.5	14.7	5.5	—	102.7
Premium taxes	17.3	1.6	—	—	18.9
Interest expense	—	—	—	1.0	1.0
Net increase in deferred acquisition costs and value of business acquired	(5.9)	(1.2)	—	—	(7.1)

Total benefits and expenses	1,026.0	217.2	74.4	4.0	1,321.6

Income (loss) before income taxes	$116.2	$11.4	$(0.4)	$13.9	$141.1

Total assets	$2,501.7	$1,802.2	$1,790.6	$765.1	$6,859.6

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

4.  Fair Value of Financial Instruments

Carrying amounts and estimated fair values for financial instruments were as follows at December 31:

	2002		2001

(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Investments:
Investment securities	$4,134.4	$4,134.4	$2,700.6	$2,700.6
Commercial mortgage loans, net	2,185.9	1,989.1	2,009.6	2,003.0
Policy loans	5.3	5.3	5.4	5.4

Liabilities:
Total other policyholder funds, investment type contracts	$1,524.7	$1,532.3	$1,410.2	$1,416.1
Long-term debt	261.3	255.2	9.1	9.1

Investments.  The fair values of investment securities were based on quoted market prices, where available, or on values obtained from independent pricing services. The fair values of commercial mortgage loans were estimated using option adjusted valuation discount rates. The carrying values of policy loans approximate fair values. While potentially financial instruments, policy loans are an integral component of the insurance contract and have no maturity date.

Liabilities.  The fair values of other policyholder funds that are investment-type contracts were estimated using discounted cash flows at the then-prevailing interest rates offered for similar contracts or as the amounts payable on demand less surrender charges at the balance sheet date. The fair value for long-term debt was based on quoted market prices.

StanCorp Financial Group, Inc.

Part II

5.   Investment Securities

Amortized cost and estimated fair values of investment securities available-for-sale were as follows at December 31:

	2002

	Amortized Cost	Unrealized Estimated		Estimated Fair Value
(In millions)		Gains	Losses

Available-for-sale:
U.S. Government and Agency bonds	$274.1	$24.1	$0.1	$298.1
Bonds of states and political subdivisions of the U.S.	166.2	10.2	—	176.4
Foreign Government bonds	25.5	2.1	—	27.6
Corporate bonds	3,436.6	217.9	22.2	3,632.3

Total investment securities	$3,902.4	$254.3	$22.3	$4,134.4

	2001

	Amortized Cost	Unrealized Estimated		Estimated Fair Value
(In millions)		Gains	Losses

Available-for-sale:
U.S. Government and Agency bonds	$193.8	$8.3	$0.6	$201.5
Bonds of states and political subdivisions of the U.S.	90.4	3.8	0.1	94.1
Foreign Government bonds	22.5	1.3	—	23.8
Corporate bonds	2,341.2	66.4	26.4	2,381.2

Total investment securities	$2,647.9	$79.8	$27.1	$2,700.6

The contractual maturities of investment securities available-for-sale were as follows at December 31:

	2002		2001

(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Available-for-sale:
Due in 1 year or less	$219.6	$222.8	$148.3	$151.2
Due 1-5 years	1,245.0	1,317.4	1,025.3	1,054.5
Due 5-10 years	1,444.3	1,535.6	935.4	947.4
Due after 10 years	993.5	1,058.6	538.9	547.5

Total investment securities	$3,902.4	$4,134.4	$2,647.9	$2,700.6

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summarized by type of investment was as follows for the years ended December 31:

(In millions)	2002	2001	2000

Investment securities:
Available-for-sale	$198.8	$170.4	$162.7
Trading	—	0.6	2.0
Commercial mortgage loans	177.7	173.4	175.7
Real estate	6.0	7.3	16.4
Policy loans	0.4	0.5	7.6
Collateral loans	—	—	6.0
Other	7.4	8.3	10.3

Gross investment income	390.3	360.5	380.7
Investment expenses	(9.5)	(11.9)	(22.3)

Net investment income	$380.8	$348.6	$358.4

For the year ended December 31, 2002, we recorded net capital losses on bonds totaling $33.9 million, including $17.2 million related to WorldCom bonds.

Capital gains (losses) were as follows for the years ended December 31:

(In millions)	2002	2001	2000

Gains:
Investment securities:
Available-for-sale	$3.1	$8.7	$0.1
Commercial mortgage loans	13.2	2.4	1.2
Real estate	1.1	2.1	11.6

Gross capital gains	17.4	13.2	12.9

Losses:
Investment securities:
Available-for-sale	(37.0)	(12.7)	(6.4)
Real estate	(0.1)	(0.5)	(8.3)

Gross capital losses	(37.1)	(13.2)	(14.7)

Net capital losses	$(19.7)	$—	$(1.8)

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $2.2 million and $2.3 million at December 31, 2002 and 2001, respectively.

StanCorp Financial Group, Inc.

6.  Commercial Mortgage Loans, Net

Although the Company underwrites commercial mortgages throughout the United States, commercial mortgage loans in California represent a concentration of credit risk. The Company requires commercial mortgage collateral and underwrites loans on either a partial or full recourse basis. The geographic concentration of commercial mortgage loans was as follows at December 31:

	2002		2001

(Dollars in millions)	Amount	Percent	Amount	Percent

California	$766.7	38.6%	$815.3	40.7%
Texas	157.9	7.9	157.9	7.9
Oregon	112.5	5.7	141.0	7.0
Florida	95.7	4.8	76.5	3.8
Other	856.3	43.0	812.3	40.6

Total commercial mortgage loans	$1,989.1	100.0%	$2,003.0	100.0%

The commercial mortgage loan valuation allowance is estimated based on evaluating known and inherent risks in the loan portfolio. The allowance is based on management’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience, economic conditions, and individual loan analysis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest. Loan impairment is measured using discounted cash flows except when the current fair value, reduced by costs to sell, is determinable. Loans that are deemed uncollectible are written off against the allowance, and recoveries, if any, are credited to the allowance. There were no commercial mortgage loans foreclosed and transferred to real estate in 2002. Commercial mortgage loans foreclosed and transferred to real estate were $1.2 million for 2001. There were no commercial mortgage loans delinquent or in the process of foreclosure at the end of 2002, 2001 and 2000.

The following table sets forth commercial mortgage loan valuation and allowance provisions for the years ended December 31:

(In millions)	2002	2001	2000

Balance at beginning of the year	$3.6	$4.4	$4.1
Provision (recapture)	0.4	(0.7)	0.3
Net amount written off	—	(0.1)	—

Balance at end of the year	$4.0	$3.6	$4.4

7.  Liability for Unpaid Claims, Claims Adjustment Expenses and Other Policyholder Funds

Liability for unpaid claims, claims adjustment expenses and other policyholder funds include liabilities for insurance offered on products such as group long term and short term disability, individual disability, group dental, and group accidental death and dismemberment. The liability for unpaid claims and claim adjustment expenses are included in future policy benefits and claims in the consolidated balance sheets. The change in the liabilities for unpaid claims and claim adjustment expenses was as follows for the years ended December 31:

(In millions)	2002	2001	2000

Balance, beginning of year	$1,919.3	$1,751.9	$1,232.6
Liabilities acquired	623.9	—	—
Less: reinsurance recoverable	(2.6)	(3.3)	(1.6)

Net balance, beginning of year	2,540.6	1,748.6	1,231.0

Incurred related to:
Current year	795.7	686.0	954.7
Prior years	(0.6)	46.3	1.4

Total incurred	795.1	732.3	956.1

Paid related to:
Current year	(232.2)	(203.5)	(165.3)
Prior years	(401.3)	(360.7)	(273.2)

Total paid	(633.5)	(564.2)	(438.5)

Net balance, end of year	2,702.2	1,916.7	1,748.6
Plus: reinsurance recoverable	2.9	2.6	3.3

Balance, end of year	$2,705.1	$1,919.3	$1,751.9

Other policyholder funds at December 31, 2002 and 2001 included $710.5 million and $676.9 million, respectively, of employer-sponsored defined contribution and benefit plans deposits and $655.5 million and $555.4 million, respectively, of individual deferred annuity deposits.

8.  Long-term Debt

The following table sets forth the Company’s long-term debt at December 31:

(In millions)	2002	2001

Long-term debt:
Senior notes	$250.0	$—
Debt issuance costs	(3.8)	—
Other long-term borrowings	9.0	9.1

Total long-term debt	$255.2	$9.1

StanCorp Financial Group, Inc.

Part II

StanCorp filed a $1.0 billion shelf registration statement with the Securities and Exchange Commission, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002 we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October, beginning in 2003.

Approximately $200 million of the debt offering proceeds were used to fund the acquisition by Standard of the group disability and group life insurance business of TIAA which closed on October 1, 2002 (see “—Note 16. Acquisition and Disposition of Blocks of Business”), which included a ceding commission of $75 million and $125 million for maintenance of our risk-based capital target levels. The remaining proceeds were used to pay our annual dividend to shareholders, to fund a modest level of share repurchases and for general corporate purposes.

9.  Income Taxes

The provision for income taxes was as follows for the years ended December 31:

(In millions)	2002	2001	2000

Current	$75.3	$(3.3)	$118.0
Deferred	(14.3)	61.8	(71.6)

Total income taxes	$61.0	$58.5	$46.4

The difference between taxes calculated as if the statutory federal tax rate of 35% was applied to income before income taxes and the recorded tax expense is reconciled as follows:

(In millions)	2002	2001	2000

Tax at corporate federal rate of 35%	$60.2	$57.6	$49.4
Increase (decrease) in rate resulting from:
Tax exempt interest	(0.6)	(1.0)	(1.5)
Dividend received deduction	(0.6)	(0.4)	(1.7)
State income taxes, net of federal benefit	1.0	1.4	2.9
Other	1.0	0.9	(2.7)

Total income taxes	$61.0	$58.5	$46.4

The tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability was as follows at December 31:

(In millions)	2002	2001	2000

Investments	$—	$—	$10.4
Policyholder liabilities	—	—	5.2
Protective Life transaction	28.4	30.5	—
Employee benefits	8.2	4.7	—
Other	—	—	5.4

Total deferred tax assets	36.6	35.2	21.0
Investments	24.0	86.6	—
Net unrealized capital gains	82.7	18.8	1.0
Policyholder liabilities	13.3	17.2	—
Deferred acquisition costs	55.5	21.9	29.6
Property and equipment, net	18.4	0.7	—
Other	7.4	5.3	24.4

Total deferred tax liabilities	201.3	150.5	55.0

Net deferred tax liability	$164.7	$115.3	$34.0

10.  Retirement Benefits

The Company has two non-contributory defined benefit pension plans and a postretirement benefit plan. The following table provides a reconciliation of the changes in the plans’ projected benefit obligations and fair value of assets for the years ended and the funded status at December 31:

	Pension Benefits		Postretirement Benefits

(In millions)	2002	2001	2002	2001

Change in benefit obligation:
Projected benefit obligation at beginning of year	$112.9	$97.9	$16.4	$13.3
Service cost	7.2	6.2	1.8	0.7
Interest cost	9.0	8.0	2.0	1.2
Actuarial loss	14.0	4.4	13.2	1.7
Benefits paid	(3.4)	(3.6)	(0.8)	(0.5)

Projected benefit obligation at end of year	139.7	112.9	32.6	16.4

Change in plan assets:
Fair value of plan assets at beginning of year	129.0	115.8	11.6	9.9
Actual gain (loss) on plan assets	(7.1)	7.5	0.2	1.1
Employer contributions	3.0	9.3	1.2	1.1
Benefits paid and estimated expenses	(3.6)	(3.6)	(0.8)	(0.5)

Fair value of plan assets at end of year	121.3	129.0	12.2	11.6

Funded status	(18.4)	16.1	(20.4)	(4.8)
Unrecognized net transition asset	(0.8)	(1.0)	—	—
Unrecognized net actuarial (gain) loss	25.8	(3.5)	10.7	(3.7)
Unrecognized prior service cost	0.5	—	(0.9)	—

Prepaid (accrued) benefit cost	$7.1	$11.6	$(10.6)	$(8.5)

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds plan assets. The accumulated benefit obligation for the defined benefit pension plans was $109.5 million at December 31, 2002.

StanCorp Financial Group, Inc.

Net periodic benefit cost and assumptions used in the measurement of the benefit obligations were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits

(Dollars in millions)	2002	2001	2000	2002	2001	2000

Service cost	$7.2	$6.2	$6.0	$1.8	$0.7	$0.7
Interest cost	9.0	8.0	7.1	2.0	1.2	1.0
Expected return on plan assets	(9.8)	(8.8)	(7.0)	(0.6)	(0.5)	(0.4)
Amortization of unrecognized net transition asset	(0.2)	(0.2)	(0.2)	—	—	—
Recognized net actuarial (gain) loss	0.1	(0.4)	(0.7)	0.2	(0.1)	(0.4)
Amortization of prior service cost	0.1	—	—	—	—	—

Net periodic benefit cost	$6.4	$4.8	$5.2	$3.4	$1.3	$0.9

Discount rate	6.75%	7.75%	7.75%	6.75%	7.75%	7.75%
Expected return on plan assets	7.75	7.75	6.75	5.50	5.00	5.00
Rate of compensation increase	5.20	5.90	5.90

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for medical, prescription drugs and HMO were 12.0%, 18.0%, and 13.5%, respectively, in the first year and declined ratably to 5.25% over the next seven years. A one percentage-point change in the assumed health care cost trend rate for medical, prescription drugs and HMO would have the following effect at December 31, 2002:

(In millions)	1% Point Increase	1% Point Decrease

Increase (decrease):
Service and interest costs	$0.7	$(0.5)
Postretirement benefit obligation	5.6	4.4

Prior to 2002, pension benefit plans’ assets were invested in Standard’s general account invested assets. Effective January 2, 2002, the Company initiated an investment strategy to invest approximately 50% of one of the pension plan’s assets in equity investments with the remaining assets invested in general account invested assets. The postretirement benefit plan’s assets are invested primarily in long-term municipal bonds.

Substantially all full-time employees are covered by deferred compensation plans under which a portion of the employee contribution is matched. Contributions by Standard to the plans for 2002, 2001, and 2000 were $2.8 million, $2.5 million and $2.2 million, respectively.

Eligible executive officers are covered by a non-qualified supplemental retirement plan, which is currently unfunded. The accrued benefit cost was $8.2 million and $6.9 million, respectively, at December 31, 2002 and 2001. Expenses related to the plan were $1.5 million, $1.4 million and $1.1 million in 2002, 2001, and 2000, respectively.

11.  Stock-Based Compensation

The 1999 Omnibus Stock Incentive Plan authorizes the board of directors of StanCorp to grant eligible employees certain incentive or non-statutory stock options, bonuses and performance stock options, restricted and foreign stock awards, and stock appreciation and cash bonus rights related to StanCorp’s common stock. All options are granted at a stock price of not less than the market value at the date of the option grant and may be exercised for a period not exceeding ten years from the date of the grant. The maximum number of shares of common stock that may be issued under this plan is 1.7 million. All stock options and restricted stock awards granted by the Company have been granted pursuant to this plan.

In 2002, we adopted the 2002 Stock Incentive Plan. This plan authorizes the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 1.45 million. As of December 31, 2002, no stock options or stock awards had been granted pursuant to this plan.

During 2002, options were granted to purchase 315,050 shares of common stock at prices ranging from $46.81 to $57.10 per share. These options were granted to members of StanCorp’s board of directors and employee groups consisting of officer and non-officer employees. Members of StanCorp’s board of directors received grants of options totaling 44,000 shares of common stock. Officers and other employees received grants of options totaling 271,050 shares of common stock. The employee options are subject to a four year annual step-vesting schedule beginning one year after the date of grant. Directors’ options are subject to a one-year vesting period.

The following tables set forth option activity under the stock-based compensation plan for the years ended December 31:

	2002		2001		2000

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Beginning of period	978,766	$28.22	827,470	$23.95	733,621	$22.79
Granted	315,050	53.35	221,900	42.89	147,700	29.54
Exercised	(153,251)	24.16	(57,875)	23.99	(13,284)	23.39
Canceled	(23,254)	33.67	(12,729)	23.93	(40,567)	23.57

End of period	1,117,311	35.75	978,766	28.22	827,470	23.95
Exercisable	615,813	$25.32	541,999	$23.61	229,461	$22.93

Options outstanding at December 31, 2002 had the following characteristics:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Wt. Average Remaining Contractual Life (years)	Wt. Avg. Exercise Price	Number Exercisable	Wt. Average Exercise Price

$20.00-29.99	575,785	6.6	$23.51	546,199	$23.19
30.00-39.99	12,050	7.6	34.77	7,445	34.43
40.00-49.99	237,526	8.2	43.39	62,169	42.97
50.00-59.99	291,950	9.2	53.71	—	—

	1,117,311	7.6	$35.75	615,813	$25.32

StanCorp Financial Group, Inc.

Part II

The weighted-average grant date fair value of option awards in 2002, 2001, and 2000 was $21.14, $20.95, and $12.37, respectively.

The Company grants to certain key management employees restricted stock in which full ownership is not vested until the attainment of certain financial benchmarks (“performance” shares), or the completion of a specified period of employment with the Company (“retention” shares). Performance shares were first issued in 2000 and will be released, subject to the attainment of financial goals, through 2004. The Company’s experience with these shares through 2002 has been as follows:

	2002	2001	2000

Beginning of the period	155,000	175,000	—
Shares granted	40,000	8,000	180,000
Shares released	(29,526)	(28,000)	—
Shares canceled	(8,500)	—	(5,000)

Restricted at year end	156,974	155,000	175,000

The weighted-average grant date fair value of the performance shares granted in 2002 was $50.74 per share.

Retention shares were granted during 2002 in the amount of 12,000 shares. These shares will vest based on the recipients’ continued employment with the Company through the year 2005. The fair value of these shares at grant date was $53.08 (for 4,000 shares) and $56.25 (for 8,000 shares).

The Company’s Employee Share Purchase Plan allows eligible employees to purchase common stock at 85% of the lesser of the fair market value of the stock on either the commencement date of each six month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase common stock. No employee may purchase common stock having a maximum fair market value in excess of $25,000 in any calendar year.

12.  Reinsurance

Methods used by the Company to manage risk include, but are not limited to, sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by geography, industry, customer size and occupation, maintenance of a strong financial position, maintenance of reinsurance and risk pool arrangements, and sufficient alignment of assets and liabilities to meet financial obligations. Insurance over maximum retention limits is routinely ceded to other companies.

The primary purpose of ceding reinsurance is to limit losses from large exposures. The maximum retention limit per individual for group life and accidental death and dismemberment policies combined is $500,000. For group disability policies, the maximum monthly retention limit is $10,000 gross monthly benefit per individual. Except for certain policies acquired with the Minnesota Life block of business, the maximum retention for individual disability policies is generally $3,500 monthly benefit per individual. Certain policies acquired with the Minnesota Life block of business have maximum retention limits of $6,000 monthly benefit per individual. The retention limits for the Minnesota Life block of business were established by a reinsurance agreement entered into effective July 1, 2002.

In addition to product-specific reinsurance arrangements, we have maintained reinsurance coverage in the past for certain catastrophe losses. Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we entered into a catastrophe reinsurance pool with other life insurance companies. This pool spreads catastrophe losses on group life and accidental death and dismemberment over approximately 40 participating members of the pool. The reinsurance pool exposes us to potential losses experienced by other participating members of the pool. However, through this pool, our catastrophe reinsurance coverage increased to approximately $240 million per event. If the Company had been in the pool on September 11, 2001, the estimated pre- tax charges related to the terrorist events would have been approximately $15 million compared to pre-tax charges of $5 million actually incurred.

Standard is involved in a reinsurance and third-party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) to market Northwestern Mutual’s group long term and short term disability products using their agency distribution system. Generally, Standard provides reinsurance to Northwestern Mutual for 60% of the risk, and receives 60% of the premiums for the policies issued. In addition to assuming reinsurance risk, Standard provides product design, pricing, state regulatory filings, underwriting, legal support, claims management and other administrative services under the arrangement. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.6%, 3.9% and 4.0% of the Company’s total premiums in 2002, 2001, and 2000, respectively. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual,

Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance

StanCorp Financial Group, Inc.

receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2002 was $169.5 million.

During the first quarter of 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement, effective June 1, 2002, that provides for approximately 15% of the net dental premiums written by Standard to be ceded to Ameritas.

The following table sets forth reinsurance information at or for the years ended December 31:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

2002:
Life insurance in force	$172,615.9	$6,398.6	$25,514.6	$191,731.9	13.3%

Premiums:
Life insurance and annuities	$538.8	$79.0	$16.2	$476.0	3.4%
Accident and health insurance	805.6	36.9	138.6	907.3	15.3

Total premiums	$1,344.4	$115.9	$154.8	$1,383.3	11.2%

2001:
Life insurance in force	$148,914.5	$6,851.7	$—	$142,062.8	—%

Premiums:
Life insurance and annuities	$535.1	$85.7	$—	$449.4	—%
Accident and health insurance	684.1	17.7	115.9	782.3	14.8

Total premiums	$1,219.2	$103.4	$115.9	$1,231.7	9.4%

2000:
Life insurance in force	$129,368.0	$2,212.1	$105.6	$127,261.5	0.1%

Premiums:
Life insurance and annuities	$470.6	$11.7	$0.5	$459.4	0.1%
Accident and health insurance	592.9	11.3	61.0	642.6	9.5

Total premiums	$1,063.5	$23.0	$61.5	$1,102.0	5.6%

Recoveries recognized under reinsurance agreements were $42.4 million, $34.9 million and $10.7 million for 2002, 2001, and 2000, respectively. Amounts recoverable from reinsurers were $873.9 million and $867.5 million at December 31, 2002 and 2001, respectively. Of these amounts, $809.3 million and $813.3 million were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001 (see “—Note 16, Acquisition and Disposition of Blocks of Business”).

13.  Insurance Information

The following table sets forth insurance information at or for the years ended December 31:

Segment	Deferred Acquisition Costs	Future Policy Benefits and Claims	Other Policy- holder Funds	Premium Revenue	Net Investment Income	Benefits, Claims and Interest Expense	Amortization of Deferred Acquisition Costs	Other Operating Expenses

(In millions)
2002:
Employee Benefits—Insurance	$92.3	$2,762.7	$205.4	$1,284.3	$207.0	$1,034.1	$15.1	$304.3
Individual Insurance	95.6	1,278.1	948.6	80.0	107.0	114.9	7.9	40.8
Retirement Plans	3.0	74.1	710.5	19.0	52.9	40.4	0.3	31.5

Total	$190.9	$4,114.9	$1,864.5	$1,383.3	$366.9	$1,189.4	$23.3	$376.6

2001:
Employee Benefits—Insurance	$28.2	$1,858.9	$206.0	$1,129.5	$187.3	$931.9	$11.5	$255.9
Individual Insurance	85.9	1,264.9	846.0	81.2	98.9	118.4	7.9	35.3
Retirement Plans	1.0	74.7	676.9	21.0	52.1	45.0	—	28.3

Total	$115.1	$3,198.5	$1,728.9	$1,231.7	$338.3	$1,095.3	$19.4	$319.5

2000:
Employee Benefits—Insurance	$24.7	$1,675.1	$108.0	$973.5	$165.2	$799.6	$9.3	$226.4
Individual Insurance	142.3	1,221.1	868.5	104.8	128.0	174.3	10.3	42.9
Retirement Plans	—	73.3	589.1	23.7	50.7	46.0	—	28.4

Total	$167.0	$2,969.5	$1,565.6	$1,102.0	$343.9	$1,019.9	$19.6	$297.7

StanCorp Financial Group, Inc.

Part II

Deferred acquisition costs and related amortization include VOBA. Other operating expenses include operating expenses, commissions and bonuses, and the net increase in deferred acquisition costs.

14.  Regulatory Matters

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

In March 1998 the NAIC adopted the Codification of Statutory Accounting Principles (“Codification”), which became effective January 1, 2001. Codification standardized regulatory accounting and reporting among state insurance departments. However, statutory accounting principles also will continue to be established by individual state laws and permitted practices. The Company’s adoption of Codification increased statutory capital and surplus as of January 1, 2001 by approximately $6.1 million.

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and interest maintenance reserves are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) premiums are recognized as income when due, annuity considerations with life contingencies are recognized as income when received; e) reserves for life and disability policies and contracts are based on statutory requirements; f) commissions and other policy acquisition expenses are expensed as incurred; and (g) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years; and amounts incurred or received during the year relating to prior periods, to the extent not previously provided. Deferred tax assets and liabilities are included in the regulatory financial statements and represent the expected future tax consequences of differences between the tax and the financial statement basis of assets and liabilities resulting in a change in statutory surplus.

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled. The amount available for payment of dividends by Standard in 2003 without approval of the Oregon Department is $80.8 million payable after February 25, 2003. In February 2003, Standard’s board of directors approved and paid a dividend of $65 million to StanCorp. There was no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2003.

State insurance departments require insurance enterprises to adhere to minimum Risk-Based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2002 and 2001 the insurance subsidiaries’ RBC levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The amount of statutory capital and surplus necessary to satisfy the regulatory action requirements was $141.0 million and $108.1 million at December 31, 2002 and 2001, respectively.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries as reported to state insurance regulatory authorities with the Company’s GAAP equity at December 31:

(In millions)	2002	2001

Statutory capital and surplus	$817.6	$641.9
Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	139.9	163.1
Deferred acquisition costs	75.8	58.9
Deferred tax liabilities	(211.9)	(153.6)
Federal income taxes accrued	42.3	40.7
Reinsurance receivable	66.3	50.6
Premiums receivable	(8.6)	(14.1)
Asset valuation reserve	35.8	44.4
Interest maintenance reserve	3.1	1.9
Valuation of investments	143.8	51.2
Equity of StanCorp and its non-insurance subsidiaries	(233.5)	(34.7)
Non-admitted assets	171.5	70.1
Reinsurance assumed	115.1	58.9
Other, net	(4.6)	(5.6)

GAAP equity	$1,152.6	$973.7

StanCorp Financial Group, Inc.

The following table reconciles statutory gain from operations as reported to insurance regulatory authorities with GAAP net income for the years ended December 31:

(In millions)	2002	2001	2000

Statutory gain from operations	$19.1	$128.4	$43.3
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	(7.5)	13.6	(35.8)
Deferred acquisition costs and value of business acquired, net of amortization	15.8	16.3	5.5
Deferred income taxes	14.3	(61.8)	71.6
Current income taxes	3.5	(5.0)	2.6
Earnings of StanCorp and its non-insurance subsidiaries	0.4	1.3	3.3
Reinsurance ceding commission, net of tax	69.2	—	—
Other, net	(3.8)	13.2	4.2

GAAP net income	$111.0	$106.0	$94.7

15.  Parent Holding Company Condensed Financial Information

Set forth below are the unconsolidated condensed financial statements of StanCorp. The significant accounting policies used in preparing the financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company except that StanCorp’s subsidiaries are carried under the equity method.

The following table presents StanCorp’s condensed statements of income for the years ended December 31:

(In millions)	2002	2001	2000

Net investment income	$—	$0.5	$3.2
Expenses:
Interest expense	5.6	1.9	1.6
Operating expenses	2.7	2.6	2.6

Total	8.3	4.5	4.2

Loss before income taxes and equity in net income of subsidiaries	(8.3)	(4.0)	(1.0)
Income taxes	(0.3)	0.7	2.0
Equity in net income of subsidiaries	119.0	110.7	97.7

Net income	$111.0	$106.0	$94.7

The following table presents StanCorp’s condensed balance sheets at December 31:

(In millions)	2002	2001

ASSETS
Cash and cash equivalents	$0.1	$0.6
Investment in subsidiaries	1,405.7	1,027.6
Receivable from subsidiaries	10.6	25.7
Other assets	10.7	10.1

Total	$1,427.1	$1,064.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to subsidiaries	$17.4	$2.3
Other liabilities	10.9	88.0
Senior notes	250.0	—
Debt issuance costs	(3.8)	—
Total shareholders’ equity	1,152.6	973.7

Total	$1,427.1	$1,064.0

The following table presents StanCorp’s condensed statements of cash flows for the years ended December 31:

(In millions)	2002	2001	2000

Operating:
Net income	$111.0	$106.0	$94.7
Change in operating assets and liabilities	5.1	0.9	(7.1)

Net cash provided by operating activities	116.1	106.9	87.6
Investing:
Investment in subsidiaries	(320.5)	(111.2)	(215.6)
Dividends received from subsidiaries	56.5	95.5	57.6
Other investments	(0.1)	—	56.7

Net cash used in investing activities	(264.1)	(15.7)	(101.3)
Financing:
Advances from (to) affiliates, net	28.8	(24.0)	(3.8)
Line of credit, net	(81.3)	16.3	65.0
Proceeds from issuance of senior notes	246.2	—	—
Repurchase of common stock, net	(34.5)	(78.9)	(41.0)
Dividends on common stock	(11.7)	(9.2)	(8.7)

Net cash provided by (used in) financing activities	147.5	(95.8)	11.5
Decrease in cash and cash equivalents	(0.5)	(4.6)	(2.2)
Cash and cash equivalents, beginning of year	0.6	5.2	7.4

Cash and cash equivalents, end of year	$0.1	$0.6	$5.2

16.  Acquisition and Disposition of Blocks of Business

Effective October 1, 2002, Standard acquired the group disability and group life insurance business, through a reinsurance transaction, of TIAA. This block of business includes approximately 1,800 group insurance contracts, representing 650,000 insured individuals, and contributed $40.9 million in premiums during the fourth quarter of 2002. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meets its obligations, TIAA would retain the reinsured liabilities. In accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2002 was $753.0 million. Approximately $60 million in VOBA was recorded upon closing of the acquisition.

Effective October 1, 2000, Standard acquired a substantial block of individual disability insurance business, through a reinsurance transaction, from Minnesota Life. Standard paid a ceding commission of approximately $55

StanCorp Financial Group, Inc.

Part II

million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2002 was $555.6 million. Accompanying the transaction was an agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products.

Effective January 1, 2001, Standard sold its individual life insurance business to Protective Life through a reinsurance transaction. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding statutory liabilities. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s books and an equal amount is recorded as a recoverable from reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life.

17.  Contingencies and Commitments

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2002. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

During 2002, the Internal Revenue Service (“IRS”) completed an examination of the Company’s federal income tax returns for the years 1996 through 1999. In August 2002, the IRS issued its Examination Report, in which it proposed adjustments to deductions in connection with certain of our group annuity contracts. The proposed adjustments would result in additional taxes payable by the Company for tax years 1996 through 1999. On November 20, 2002, the IRS withdrew the August Examination Report and issued a revised report which substantially reduced the amount of the proposed adjustment. The Company believes it has a strong position, that the IRS’ principal proposed adjustments lack merit, and intends to respond to the revised report by filing a written protest.

Should the IRS prevail on its revised proposed adjustments, however, the amount of the adjustments would be deductible by the Company in taxable years subsequent to 1999. Accordingly, in the event the IRS were to prevail, the Company estimates that it would incur and record an additional charge, net of federal income tax, of not more than $2.2 million relating to these proposed adjustments. The Company believes that it has adequately provided for the ultimate outcome of this examination, and therefore it is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Due to the now immaterial nature of the additional charge were the IRS to prevail, in future quarters we will no longer make disclosures regarding this contingency.

The Company has a $100.0 million unsecured line of credit available through May 31, 2003. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 1.98% at December 31, 2002. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At December 31, 2002, the Company was in compliance with all such covenants. At December 31, 2002 there were no outstanding borrowings on the line of credit. At December 31, 2001, $81.3 million was outstanding on the line of credit. The Company currently has no commitments consisting of standby letters of credit, guarantees, standby repurchase obligations, or other related commercial commitments.

At December 31, 2002, the Company had outstanding commitments to fund or acquire various assets, generally commercial mortgage loans with fixed interest rates ranging from 6.00% to 8.25%, totaling $118.2 million. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon.

StanCorp Financial Group, Inc.

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2010, with renewal options for periods ranging from one to five years. Future minimum payments under the leases are: 2003, $10.0 million; 2004, $9.0 million; 2005, $7.2 million; 2006, $5.8 million; 2007, $5.2 million and thereafter, $7.8 million. Total rent expense was $13.9 million, $12.0 million and $9.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, minimum future rental receivables on non-cancelable leases with initial terms of one year or more were: 2003, $12.2 million; 2004, $11.1 million; 2005, $9.9 million; 2006, $8.3 million; 2007, $7.7 million and thereafter, $22.1 million.

The Company has certain software maintenance, licensing and telecommunications commitments that expire in various years through 2007, with renewal options for a two-year period. Future minimum payments under these commitments are: 2003, $0.3 million; 2004, $0.08 million; 2005, $0.04 million; 2006, $0.04 million; and 2007, $0.04 million. Total expense for these agreements was $1.2 million, $1.7 million and $1.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

From time to time, the Board of Directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. During 2002, the Company repurchased 853,000 shares of its common stock at a total cost of $45.5 million, for a weighted-average price per share of $53.34 At December 31, 2002, approximately 400,000 shares were remaining under the currently authorized share repurchase program which expires December 31, 2003.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter:

	2002

(In millions—except share data)	4th	3rd	2nd	1st

Premiums	$382.6	$332.1	$336.3	$332.3
Net investment income	103.8	94.9	91.6	90.5
Net capital gains (losses)	4.6	(3.6)	(21.2)	0.5
Total revenues	492.6	424.7	408.2	424.8
Benefits to policyholders	309.1	268.8	267.9	271.3
Net income	33.9	27.6	19.9	29.6
Net income per common share:
Basic	$1.16	$0.94	$0.67	$1.00
Diluted	1.15	0.93	0.66	0.99

	2001

(In millions—except share data)	4th	3rd	2nd	1st

Premiums	$316.7	$310.9	$305.9	$298.2
Net investment income	90.1	87.1	86.6	84.8
Net capital gains (losses)	(0.3)	0.4	(0.6)	0.5
Total revenues	407.9	399.9	392.8	384.8
Benefits to policyholders	257.9	262.1	256.2	240.8
Net income	28.0	25.8	26.0	26.2
Net income per common share:
Basic	$0.94	$0.85	$0.84	$0.84
Diluted	0.93	0.84	0.84	0.83

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

StanCorp Financial Group, Inc.

Part III

ITEM 10.  DIRECTORS OF THE REGISTRANT

Reported under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2003 Proxy Statement, herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Reported under the caption “Compensation of Executive Officers” in the Company’s 2003 Proxy Statement, herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reported under the caption “Share Ownership of Directors and Executive Officers” and “Certain Shareholders” in the Company’s 2003 Proxy Statement, herein incorporated by reference.

Equity Compensation Plan Information

The Company currently has in effect three equity compensation plans, all of which have been approved by shareholders. These are the 1999 Omnibus Stock Incentive Plan, the 1999 Employee Share Purchase Plan and the 2002 Stock Incentive Plan. Relevant statistics with regard to these plans on December 31, 2002 are presented in the table below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,117,311	$35.75	2,309,361
Equity compensation plans not approved by security holders	None	—	None

Under the 1999 Omnibus Stock Incentive Plan, 139,066 shares remain available for issuance as options or restricted stock. Under the 1999 Employee Share Purchase Plan, there are 720,295 shares available for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reported under the caption “Compensation of Executive Officers—Certain Relationships and Related Transactions” in the Company’s 2003 Proxy Statement, herein incorporated by reference.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls.    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls and procedures subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

StanCorp Financial Group, Inc.

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index of documents filed as part of the report:

1.  The following Consolidated Financial Statements of StanCorp are included in Item 8, “Financial Statements and Supplementary Data.”

Independent Auditors’ Report
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

2.  The following Financial Statement Schedules of StanCorp are included in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Condensed Financial Information of Registrant
Valuation and Qualifying Accounts
Summary of Investments—Other Than Investments in Affiliates Supplementary Insurance Information Reinsurance

3.  Exhibits Index.

Number	Name

3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended
3.2	Bylaws of StanCorp Financial Group, Inc.
4.1	Form of Rights Agreement
4.2	Form of Indenture Relating to Senior Debt Securities
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002.
10.1	Form of Change of Control Agreement
10.2	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.5	The Standard Retirement Plan for Home Office Personnel Restatement (1992)
10.6	Standard Insurance Company Amended and Restated Supplemental Deferred Compensation Plan for Senior Officer Management Group
10.7	Standard Insurance Company Home Office Employees’ Deferred Compensation Plan Restatement 2000
10.8	Standard Insurance Company Amended and Restated Deferred Compensation Plan for Senior Officer Management Group
10.9	Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 30, 2000 $100,000,000
10.10	Second Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association dated as of July 31, 2001, $100,000,000
10.11	Third Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association dated as of September 25, 2001, $100,000,000
10.12	Fourth and Fifth Amendments to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association dated as of June 29, 2002 $100,000,000
10.13	Form of StanCorp 1999 Omnibus Stock Incentive Plan Restricted Stock Agreement
10.14	StanCorp Financial Group, Inc. 2002 Stock Incentive Plan
10.15	Acquisition Agreement by and Between Minnesota Life Insurance Company and Standard Insurance Company
10.16	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company
10.17	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company
21	Subsidiaries of the Registrant
23	Independent Auditors’ Consent
24	Power of Attorney of Directors of StanCorp Financial Group, Inc.

(b)  Reports on Form 8-K:

Current Report on Form 8-K filed with the SEC on October 2, 2002 (responding to Items 5 and 7)

StanCorp Financial Group, Inc.

Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on March 14, 2003

STANCORP FINANCIAL GROUP, INC.
By:	/s/ ERIC E. PARSONS
Name:	Eric E. Parsons
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ERIC E. PARSONS Eric E. Parsons	President and Chief Executive Officer (Principal Executive Officer) Director	March 14, 2003
/s/ CINDY J. MCPIKE Cindy J. McPike	Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2003
/s/ NANCI W. WERTS Nanci W. Werts	Assistant Vice President, Controller and Treasurer (Principal Accounting Officer)	March 14, 2003
* Ronald E. Timpe	Chairman	March 14, 2003
* Virginia L. Anderson	Director	March 14, 2003
* Frederick W. Buckman	Director	March 14, 2003
* John E. Chapoton	Director	March 14, 2003
* Barry J. Galt	Director	March 14, 2003
* Richard Geary	Director	March 14, 2003
* Wanda G. Henton	Director	March 14, 2003
* Peter O. Kohler	Director	March 14, 2003
* Douglas T. Maines	Director	March 14, 2003
* Jerome J. Meyer	Director	March 14, 2003

StanCorp Financial Group, Inc.

* Ralph R. Peterson	Director	March 14, 2003
* E. Kay Stepp	Director	March 14, 2003
* Mike Thorne	Director	March 14, 2003
*By:	/s/ CINDY J. MCPIKE
Cindy J. McPike, as Attorney-in-fact

StanCorp Financial Group, Inc.

Part IV

302 Certification

I, Eric E. Parsons, certify that:

1. I have reviewed this annual report on Form 10-K of StanCorp Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 14, 2003

/s/ ERIC E. PARSONS Eric E. Parsons President and Chief Executive Officer (Principal Executive Officer)

StanCorp Financial Group, Inc.

302 Certification

I, Cindy J. McPike, certify that:

1. I have reviewed this annual report on Form 10-K of StanCorp Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 14, 2003

/s/ CINDY J. MCPIKE Cindy J. McPike Vice President and Chief Financial Officer (Principal Financial Officer)

StanCorp Financial Group, Inc.

Part IV

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of StanCorp Financial Group, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Eric E. Parsons, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 14, 2003

/s/ ERIC E. PARSONS Eric E. Parsons President and Chief Executive Officer (Principal Executive Officer)

StanCorp Financial Group, Inc.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of StanCorp Financial Group, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Cindy J. McPike, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 14, 2003

/s/ CINDY J. MCPIKE Cindy J. McPike Vice President and Chief Financial Officer (Principal Financial Officer)

StanCorp Financial Group, Inc.

Part IV

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended	Filed as Exhibit 4.1 on Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.1 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

4.1	Form of Rights Agreement	Filed as Exhibit 4.2 on the Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference

4.2	Form of Indenture relating to senior debt securities	Filed as Exhibit 4 (c ) on the Registrant’s Form S-3, dated July 3, 2002, and incorporated herein by this reference

4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002	Filed as Exhibit 4.1 on the Registrant’s Form 8-K, dated September 25, 2002, and incorporated herein by this reference

10.1	Form of Change of Control Agreement	Filed as Exhibit 10.1 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference

10.2	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on the Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference

10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.3 on the Registrant’s Form 10-K, dated, March 14, 2000, and incorporated herein by this reference

10.5	The Standard Retirement Plan for Home Office Personnel Restatement (1992)	Filed as Exhibit 10.6 on the Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.6	Standard Insurance Company Amended and Restated Supplemental Deferred Compensation Plan for Senior Officer Management Group	Filed as Exhibit 10.7 on the Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.7	Standard Insurance Company Home Office Employees’ Deferred Compensation Plan Restatement 2000	Filed as Exhibit 10.7 on the Registrant’s Form 10-Q, Dated November 3, 2000, and incorporated herein by this reference

10.8	Standard Insurance Company Amended and Restated Deferred Compensation Plan for Senior Officer Management Group	Filed as Exhibit 10.8 on the Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.9	Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Associated Dated as of June 30, 2000 $100,000,000	Filed as Exhibit 10.9 on the Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference

StanCorp Financial Group, Inc.

Number	Name	Method of Filing

10.10	Second Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association dated as of July 31, 2001, $100,000,000	Filed as Exhibit 10.9 on Registrant’s Form 10-Q, dated August 13, 2001, and incorporated herein by this reference

10.11	Third Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Associated dated as of September 25,2001, $100,000,000	Filed as Exhibit 10.9 on the Registrant’s Form 10-Q, dated November 13, 2001, and incorporated herein by this reference

10.12	Fourth and Fifth Amendments to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Associated dated as of June 29, 2002, $100,000,000	Filed as Exhibit 10 on the Registrant’s Form S-3, dated July 3, 2002, and incorporated herein by this reference

10.13	Form of StanCorp 1999 Omnibus Stock Incentive Plan Restricted Stock Agreement	Filed as Exhibit 10.10 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference

10.14	StanCorp Financial Group, Inc. 2002 Stock Incentive Plan	Filed as Exhibit 10.12 on Registrant’s Form 10-Q, dated May 14, 2002, and incorporated herein by this reference

10.15	Acquisition Agreement by and Between Minnesota Life Insurance Company and Standard Insurance Company	Filed as Exhibit 2 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference

10.16	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company	Filed as Exhibit 2 on Registrant’s Form 10-Q, dated May 14, 2001, and incorporated herein by this reference

10.17	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Independent Auditors’ Consent	Filed herewith

24	Power of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith

StanCorp Financial Group, Inc.