Form 10-Q
period 2003-03-31
STANCORP FINANCIAL GROUP INC
filed 2003-05-05
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2003 there were 29,068,365 shares of the Registrant’s common stock, no par value, outstanding.

INDEX

PART I.    FINANCIAL INFORMATION

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in millions—except share data)

	Three Months Ended March 31,
	2003	2002
Revenues:
Premiums	$401.3	$332.3
Net investment income	106.0	90.5
Net capital gains (losses)	(1.1)	0.5
Other	1.4	1.5

Total revenues	507.6	424.8

Benefits and expenses:
Benefits to policyholders	324.2	271.3
Interest credited	18.6	17.7
Operating expenses	69.9	56.0
Commissions and bonuses	35.5	34.4
Premium taxes	6.7	5.4
Interest expense	4.4	—
Net increase in deferred acquisition costs and value of business acquired	(1.2)	(6.2)

Total benefits and expenses	458.1	378.6

Income before income taxes	49.5	46.2
Income taxes	17.3	16.6

Net income	32.2	29.6

Other comprehensive income, net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	21.1	(25.6)
Reclassification adjustment for net capital gains included in net income, net	(0.6)	(1.1)

Total	20.5	(26.7)

Comprehensive income	$52.7	$2.9

Net income per common share:
Basic	$1.11	$1.00
Diluted	1.10	0.99
Weighted-average common shares outstanding:
Basic	28,934,602	29,591,379
Diluted	29,222,728	29,924,668

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2003	December 31, 2002
ASSETS

Investments:
Fixed maturity securities	$4,417.2	$4,134.4
Commercial mortgage loans, net	2,043.5	1,989.1
Real estate, net	62.9	64.6
Policy loans	5.2	5.3

Total investments	6,528.8	6,193.4

Cash and cash equivalents	69.0	206.8
Premiums and other receivables	73.6	79.6
Accrued investment income	83.9	77.1
Amounts recoverable from reinsurers	877.3	873.9
Deferred acquisition costs and value of business acquired, net	190.0	190.9
Property and equipment, net	72.9	74.7
Other assets	23.9	31.5
Separate account assets	1,064.6	1,018.6

Total assets	$8,984.0	$8,746.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Future policy benefits and claims	$4,161.0	$4,114.9
Other policyholder funds	1,935.2	1,864.5
Deferred tax liabilities	174.2	164.7
Short-term debt	0.2	0.2
Long-term debt	258.9	259.0
Other liabilities	192.3	172.0
Separate account liabilities	1,064.6	1,018.6

Total liabilities	7,786.4	7,593.9

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 29,061,326 and 29,185,276 shares issued at March 31, 2003 and December 31, 2002, respectively	657.6	665.3
Accumulated other comprehensive income	167.9	147.4
Retained earnings	372.1	339.9

Total shareholders’ equity	1,197.6	1,152.6

Total liabilities and shareholders’ equity	$8,984.0	$8,746.5

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2002	29,782,966	$699.8	$33.3	$240.6	$973.7
Net income	—	—		111.0	111.0
Other comprehensive income, net of tax	—	—	114.1		114.1
Common stock:
Repurchased	(852,999)	(45.5)			(45.5)
Issued to directors	2,672	0.1			0.1
Issued under employee stock plans, net	252,637	10.9			10.9
Dividends declared on common stock	—	—		(11.7)	(11.7)

Balance, December 31, 2002	29,185,276	665.3	147.4	339.9	1,152.6

Net income	—	—	—	32.2	32.2
Other comprehensive income, net of tax	—	—	20.5	—	20.5
Common stock:
Repurchased	(162,300)	(8.0)	—	—	(8.0)
Issued to directors	703	—	—	—	—
Issued under employee stock plans, net	37,647	0.3	—	—	0.3

Balance, March 31, 2003	29,061,326	$657.6	$167.9	$372.1	$1,197.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2003	2002
Operating:
Net income	$32.2	$29.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized capital (gains) losses	2.6	—
Depreciation and amortization	11.9	7.6
Deferral of acquisition costs and value of business acquired, net	(9.6)	(11.1)
Deferred income taxes	(2.0)	(0.7)
Changes in other assets and liabilities:
Receivables and accrued income	(4.1)	(1.2)
Future policy benefits and claims	46.1	61.9
Other, net	30.2	65.7

Net cash provided by operating activities	107.3	151.8

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities	162.5	107.7
Commercial mortgage loans	153.9	83.6
Real estate	1.3	0.8
Other investments	1.9	—
Costs of investments acquired or originated:
Fixed maturity securities	(418.7)	(240.5)
Commercial mortgage loans	(207.2)	(123.9)
Real estate	(0.2)	(0.1)
Property and equipment, net	(1.2)	(1.9)

Net cash used in investing activities	(307.7)	(174.3)

Financing:
Policyholder fund deposits	251.2	188.2
Policyholder fund withdrawals	(180.5)	(232.8)
Short-term debt	—	(81.3)
Issuance of common stock, net	(0.1)	2.3
Repurchase of common stock	(8.0)	(11.2)

Net cash provided by (used in) financing activities	62.6	(134.8)

Decrease in cash and cash equivalents	(137.8)	(157.3)
Cash and cash equivalents, beginning of period	206.8	212.3

Cash and cash equivalents, end of period	$69.0	$55.0

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$31.7	$19.5
Income taxes	15.3	(0.2)

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

Our largest subsidiary, Standard, underwrites group and individual disability insurance and annuity products, and group life, accidental death and dismemberment and dental insurance. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000, and is licensed to provide long term and short term disability, life, and accidental death and dismemberment insurance for groups in New York.

StanCorp Mortgage Investors originates, underwrites and services small commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. As of March 31, 2003, StanCorp Mortgage Investors was servicing $2.04 billion in commercial mortgage loans for subsidiaries of StanCorp. Commercial mortgage loans serviced for other institutional investors and associated capitalized mortgage servicing rights totaled $698.5 million and $1.0 million, respectively at March 31, 2003.

StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support and model portfolios to our retirement plan clients.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain 2002 amounts have been reclassified to conform with the current presentation.

2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2003 and December 31, 2002 and for the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Interim results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. This report should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

3.    NET INCOME PER COMMON SHARE

Basic net income per common share was calculated based on the weighted-average number of common shares outstanding. Net income per diluted common share reflects the potential effects of restricted stock grants and exercises of outstanding options. The weighted-average share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. The computation of dilutive weighted-average earnings per share does not include options with an option exercise price greater than the average market price because they are antidilutive (would increase earnings per share). Net income per diluted common share was calculated as follows for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Net income (in millions)	$32.2	$29.6

Basic weighted-average common shares outstanding	28,934,602	29,591,379
Stock options	215,131	276,134
Restricted stock	72,995	57,155

Diluted weighted-average common shares outstanding	29,222,728	29,924,668

Net income per diluted common share	$1.10	$0.99

4.    STOCK-BASED COMPENSATION

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” prospectively to all director and employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from one to four years. Therefore, the cost related to stock-based compensation included in the determination of net income for the first quarter of 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the Company’s initial public offering in 1999. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended March 31,
	2003	2002
	(In millions—except share data)
Net income, as reported	$32.2	$29.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.2	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(1.1)

Pro forma net income	$31.7	$28.5

Net income per common share:
Basic—as reported	$1.11	$1.00
Basic—pro forma	1.10	0.96

Diluted—as reported	1.10	0.99
Diluted—pro forma	1.08	0.95

For purposes of determining the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions at March 31:

	2003	2002
Dividend yield	0.74%	0.74%
Expected stock price volatility	33.1%	34.9%
Risk-free interest rate	3.4%	4.1%
Expected option lives	6.5 years	6.5 years

5.    FIXED MATURITY SECURITIES

Fixed maturity securities are classified as available for sale and are carried at fair value on the consolidated balance sheets. Valuation adjustments are reported as net increases or decreases to accumulated other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income. Amortized cost and fair values of fixed maturity securities available-for-sale were as follows at or for the periods indicated:

	March 31, 2003	December 31, 2002
	(In millions)
Amortized cost	$4,151.1	$3,902.4
Unrealized:
Gains	282.8	254.3
Losses	(16.7)	(22.3)

Fair value	$4,417.2	$4,134.4

6.    NET CAPITAL GAINS (LOSSES)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets. For all investments, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost basis is other than temporary. We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment. Factors considered in evaluating whether a decline in value of fixed maturity securities is other than temporary include: the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

For securities expected to be sold, an other than temporary impairment charge is recorded if we do not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the other than temporarily impaired securities for further potential impairment on an on-going basis. Net capital gains and losses were as follows for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(In millions)
Net capital gains (losses):
Sale of investments	$1.5	$0.5
Other than temporary impairments	(2.6)	—

Net capital gains (losses)	$(1.1)	$0.5

7.    SEGMENTS

We operate through three segments: Employee Benefits—Insurance, Individual Insurance and Retirement Plans. Performance assessment and resource allocation are done at the segment level. The Employee Benefits—Insurance segment sells group disability and life insurance, group dental insurance, and accidental death and dismemberment insurance. The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. The Retirement Plans segment sells full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium-sized employers.

Amounts reported as “Other” primarily include return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on long-term debt and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include our commercial mortgage lending and other investment management subsidiaries.

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits—Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended March 31, 2003:
Revenues:
Premiums	$375.9	$20.3	$5.1	$—	$401.3
Net investment income	61.7	27.2	14.2	2.9	106.0
Net capital gains (losses)	(1.5)	1.1	(1.1)	0.4	(1.1)
Other	1.4	—	—	—	1.4

Total revenues	437.5	48.6	18.2	3.3	507.6

Benefits and expenses:
Benefits to policyholders	304.3	17.8	2.1	—	324.2
Interest credited	1.2	9.1	8.3	—	18.6
Operating expenses	55.1	6.4	6.8	1.6	69.9
Commissions and bonuses	25.5	7.5	2.5	—	35.5
Premium taxes	6.5	0.2	—	—	6.7
Interest expense	—	—	—	4.4	4.4
Net decrease (increase) in deferred acquisition costs and value of business acquired	1.8	(1.9)	(1.1)	—	(1.2)

Total benefits and expenses	394.4	39.1	18.6	6.0	458.1

Income (loss) before income taxes	$43.1	$9.5	$(0.4)	$(2.7)	$49.5

Total assets	$4,244.2	$2,540.6	$1,965.1	$234.1	$8,984.0

	Employee Benefits—Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended March 31, 2002:
Revenues:
Premiums	$306.8	$20.4	$5.1	$—	$332.3
Net investment income	48.3	25.9	12.8	3.5	90.5
Net capital gains (losses)	0.7	(0.1)	(0.1)	—	0.5
Other	1.3	0.2	—	—	1.5

Total revenues	357.1	46.4	17.8	3.5	424.8

Benefits and expenses:
Benefits to policyholders	248.1	21.4	1.8	—	271.3
Interest credited	1.4	8.1	8.1	0.1	17.7
Operating expenses	41.7	5.8	6.8	1.7	56.0
Commissions and bonuses	26.0	6.3	2.1	—	34.4
Premium taxes	5.3	0.1	—	—	5.4
Net increase in deferred acquisition costs and value of business acquired	(2.1)	(3.2)	(0.9)	—	(6.2)

Total benefits and expenses	320.4	38.5	17.9	1.8	378.6

Income (loss) before income taxes	$36.7	$7.9	$(0.1)	$1.7	$46.2

Total assets	$2,820.6	$2,426.4	$1,909.1	$256.0	$7,412.1

8.    CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of March 31, 2003. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

The Company has a $100 million unsecured line of credit available through May 31, 2003. The Company expects to renew this line or obtain a satisfactory substitution prior to the expiration date. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 1.9% at March 31, 2003. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At March 31, 2003, the Company was in compliance with all such covenants. There were no outstanding borrowings on the line of credit at March 31, 2003 and March 31, 2002. The Company currently has no commitments consisting of standby letters of credit, guarantees, standby repurchase obligations, or other related commercial commitments.

9.    ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities that generally have equity investment risk not sufficient to permit the entity to finance activities without additional subordinated financial support and equity investors that lack controlling financial interests. This interpretation applies to variable interest entities created after January 31, 2003. We do not expect FIN 46 to have a material impact on our financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires. The following analysis of the consolidated financial condition and results of operations of StanCorp should be read in conjunction with the unaudited consolidated financial statements and related condensed notes thereto (see Part 1, Item 1, “Financial Statements”).

Our filings with the Securities and Exchange Commission (“SEC”) include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports. All filed reports are available free of charge on our website at www.stancorpfinancial.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Forward-looking Statements

We have made in this Form 10-Q, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are not based on historical facts. These statements are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance, and are identified by words such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “anticipates,” or the negative of those words or other comparable terminology. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	adequacy of reserves established for future policy benefits;

•	claims experience and deterioration in morbidity, mortality and persistency;

•	events of terrorism, natural disasters, or other catastrophic events;

•	availability and adequacy of reinsurance and catastrophe reinsurance coverage;

•	potential charges resulting from membership in a catastrophe reinsurance pool;

•	changes in interest rates or the condition of the national economy;

•	ability to successfully integrate acquired blocks of business;

•	ability of acquired blocks of business to perform as expected;

•	declines in asset credit quality and increases in delinquencies on bonds and commercial mortgage loans;

•	adequacy of investment reserves;

•	estimates of fair values of fixed maturity securities;

•	commercial mortgage loan illiquidity;

•	concentration of commercial mortgage loan assets collateralized in California;

•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;

•	competition from other insurers and financial services companies;

•	declines in financial strength ratings;

•	changes in the regulatory environment at the state or federal level;

•	adverse findings in litigation or other legal proceedings;

•	receipt of dividends from our subsidiaries;

•	adequacy of the diversification of geographic or industry risk;

•	adequacy of matching between assets and liabilities;

•	achievement of financial objectives, including growth of premiums, earnings, assets under management, return on equity, or expense management objectives; and

•	ability to attract and retain employee sales representatives and managers.

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

StanCorp Investment Advisers, Inc. is an SEC registered investment adviser providing performance analysis, fund selection support and model portfolios to our retirement plans customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates most susceptible to material changes due to significant judgment (the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, deferred acquisition costs and value of business acquired (“VOBA”), and the provision for income taxes. The results of these estimates are critical because computed results affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

Investment Impairments.    The Company’s investment portfolio consists primarily of fixed maturity securities and commercial mortgage loans. Fixed maturity securities are recorded at fair value with net unrealized gains or losses recorded as an increase or decrease to other comprehensive income, net of tax, unless an impairment is deemed to be other than temporary. For all investments, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost basis is other than temporary. We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment.

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

For securities expected to be sold, an other than temporary impairment charge is recorded if we do not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the other than temporarily impaired securities for further potential impairment on an on-going basis.

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

Reserves.    For all of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions concerning a number of factors, including:

•	the amount of premiums that we will receive in the future;

•	the rate of return on assets we purchase with premiums received;

•	expected claims;

•	expenses; and

•	persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

In particular, our group and individual long term disability reserves are sensitive to assumptions regarding the following factors:

•	claim incidence rates;

•	claim termination rates;

•	market interest rates used to discount reserves;

•	age and gender of the claimant;

•	time elapsed since disablement;

•	contract provisions and limitations; and

•	the amount of the monthly benefit paid to the insured (less deductible income, such as Social Security payments received by the insured).

Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. If there are changes in one or more of these factors or if actual claims experience is materially inconsistent with our assumptions, we could be required to increase our reserves.

Quarterly, we evaluate the appropriateness of the discount rate used to establish new long term disability reserves. We determine the discount rate based on the average new money investment rate for the quarter less a margin to allow for reinvestment risk. If assets are subsequently reinvested at rates that do not exceed the established discount rate on the reserves, we could be required to increase our reserves (see “—Selected Segment Information—Employee Benefits—Insurance Segment,” and “—Liquidity and Capital Resources—Asset/Liability Matching and Interest Rate Risk Management”).

Deferred Acquisition Costs and Value of Business Acquired.    Certain costs related to obtaining new business and acquiring blocks of business have been deferred to accomplish matching against related future premiums and gross profits. We normally defer certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, certain printing costs and certain variable field office expenses. Assumptions used in developing deferred acquisition cost balances and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability, which is significantly affected by premium renewal assumptions. These estimates are modified to reflect actual experience when appropriate. If actual persistency, withdrawals, interest rates, or profitability are inconsistent with our assumptions, we could be required to make adjustments to deferred acquisition costs and related amortization.

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

Income Taxes.    The provision for income taxes includes amounts currently payable, deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Income taxes also include estimated amounts provided for potential adjustments related to Internal Revenue Service examinations of open years, generally when the tax law is subject to different interpretations. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon the settlement of an examination may differ from amounts previously estimated. Years currently open for audit by the Internal Revenue Service are 1996 through 2001.

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

Based on 2002 insurance industry in force premium statistics for the United States, we have leading market positions in the following products:

•	fourth largest provider of group long term disability insurance

•	fifth largest provider of group short term disability insurance

•	ninth largest provider of group life insurance

•	ninth largest provider of individual disability insurance coverage

Competition for our products comes primarily from other insurers and financial services companies such as banks, broker-dealers and mutual funds. Some competitors have greater financial resources, offer a broader array of products and may have higher financial strength ratings. Standard’s financial strength ratings as of April 30, 2003 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings

•	A1 (Good) by Moody’s—5th of 16 ratings

•	A (Excellent) by A.M. Best—3rd of 13 ratings

•	AA- (Very Strong) by Fitch—4th of 16 ratings

We maintain a disciplined approach to pricing our products and services, which we believe has contributed to strong premium persistency and our long term financial growth. We also diversify risk by geography, industry, customer size and occupation of insured employees.

Business Developments

Effective October 1, 2002, Standard acquired the group disability and group life insurance business of Teachers Insurance and Annuity Association (“TIAA”), through a reinsurance transaction. This block of business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals, and generated approximately $180 million in premiums in 2001. Acquiring the block of business expanded our presence in the Eastern United States and increased our market share in the education and research sectors. Standard paid a ceding commission of approximately $75 million for the TIAA block acquisition and received approximately $705 million in assets and corresponding statutory liabilities. Approximately $60 million in VOBA was recorded upon closing of the acquisition. The integration of the TIAA block of group disability and group life business is proceeding as planned. The transition for underwriting, contracting and billing was completed in the first quarter of 2003 with the transition for claims management scheduled to be completed in the second quarter of 2003.

Financial Objectives

The Company has publicly disclosed its stated financial objectives for premium growth, growth in net income before capital gains and losses net of tax (“operating income”) per diluted common share, and operating return on average equity. We use operating income as an important indicator of financial performance and believe that, together with net income, it provides an investor a better understanding of our on-going profitability. The following sets forth our financial objectives and results against those objectives for the three months ended March 31, 2003:

•	Growth in premiums is targeted to be 10% to 12% per year. This growth is measured before:

–	experience rated refunds on certain large group insurance contracts, which were $6.2 and $1.8 million, respectively for the first quarter of 2003 and 2002.

–	premiums from acquisitions and reinsurance premium payments until they are reflected in 12 months of premiums. Premiums from the TIAA block acquisition totaled $41.4 million in the first quarter of 2003. Reinsurance premium payments on new reinsurance contracts, a reduction to premiums, totaled $4.4 million in the first quarter of 2003.

By this measure, premium growth was 10.9% for the first quarter of 2003 compared to the first quarter of 2002. (Premium growth was 20.8% when calculated according to accounting principles generally accepted in the United States of America (“GAAP”).)

•	Growth in operating income per diluted common share is targeted to be 12% to 15% per year. Operating income growth per diluted common share was 14.3% for the first quarter of 2003 compared to the first quarter of 2002. (Growth in net income per diluted common share was 11.1%.)

•	Operating return on average equity (before accumulated other comprehensive income), annualized, is targeted to be 13% to 14% by the end of 2003, and 14% to 15% by the end of 2005. Operating return on average equity for the first quarter of 2003 was 12.9%. (Return on average equity, annualized, was 11.0%.)

We affirm our financial objectives for 2003, which include results from the TIAA block acquisition and effects of expensing stock-based compensation. This includes integration costs for the TIAA block acquisition, which will be incurred during the first two quarters of the year, after which we expect our operating expenses for the Employee Benefits—Insurance segment to return to more historical levels when measured as a percentage of premiums. We also affirm our 2005 objective for operating return on average equity of 14% to 15%.

Consolidated Results of Operations

The following table sets forth consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(In millions)
Revenues:
Premiums	$401.3	$332.3
Net investment income	106.0	90.5
Net capital gains (losses)	(1.1)	0.5
Other	1.4	1.5

Total revenues	507.6	424.8

Benefits and expenses:
Benefits to policyholders	324.2	271.3
Interest credited	18.6	17.7
Operating expenses	69.9	56.0
Commissions and bonuses	35.5	34.4
Premium taxes	6.7	5.4
Interest expense	4.4	—
Net increase in deferred acquisition costs and value of business acquired	(1.2)	(6.2)

Total benefits and expenses	458.1	378.6

Income before income taxes	49.5	46.2
Income taxes	17.3	16.6

Net income	$32.2	$29.6

Premiums

Premiums increased $69.0 million, or 20.8%, in the first quarter of 2003 compared to the first quarter of 2002. This growth included premium growth of 10.9% as measured by our financial objectives (see “—Financial Objectives”), as well as $41.4 million in premiums from the TIAA block acquisition (see “—Business Developments”).

Net Investment Income

Net investment income, which is affected by changes in interest rates and levels of invested assets, increased $15.5 million, or 17.1%, in the first quarter of 2003 compared to the first quarter of 2002. The increase was primarily due to an increase in average invested assets and commercial mortgage loan prepayment fees, both of which were offset in part by declining portfolio yields. The increase in average invested assets of 31.3% in the first quarter of 2003 compared to the first quarter of 2002 included assets from debt offering proceeds and the TIAA block acquisition (see “—Business Developments”). Commercial mortgage loan prepayment fees were $2.7 million and $1.8 million for the first quarters of 2003 and 2002, respectively. The level of commercial mortgage loan prepayment fees will vary depending on the overall interest rate environment. The portfolio yield for fixed maturity securities decreased to 6.09% at March 31, 2003, from 6.71% at March 31, 2002. The portfolio yield for commercial mortgage loans decreased to 7.82% at March 31, 2003 from 8.17% at March 31, 2002.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets. Net capital losses totaled $1.1 million for the first quarter of 2003 and consisted primarily of net capital losses on fixed maturity securities of $1.7 million, primarily due to impairments of $2.6 million. Gains from sales of commercial mortgage loans totaled $0.8 million. (See “—Liquidity and Capital Resources—Investing Cash Flows.”)

Benefits to Policyholders and Interest Credited

Benefits to policyholders and interest credited increased $53.8 million, or 18.6%, in the first quarter of 2003 compared to the first quarter of 2002. Three primary factors drive benefits to policyholders: premium growth, claims experience, and the assumptions used to establish related reserves. Premium growth, including the TIAA block acquisition, was 20.8% for the first quarter of 2003, compared to the first quarter of 2002. We measure claims experience and the effects of changes in reserves for our disability businesses with benefit ratios (generally calculated as the ratio of policyholder benefits to premiums) by segment. For the first quarters of 2003 and 2002, the benefit ratio for the Employee Benefits—Insurance segment held constant at 81.3%, reflecting good claims experience compared to our expected benefit ratio for this segment of 82% to 84%. For the same periods, the benefit ratios for the Individual Insurance segment were 87.7% and 104.9%, respectively, also reflecting good claims experience relative to our expected 2003 benefit ratio for that segment of 85% to 100%. Claims experience can fluctuate widely from period to period.

Operating Expenses

Operating expenses increased $13.9 million, or 24.8%, for the first quarter of 2003 compared to the first quarter of 2002. Operating expenses for the first quarter of 2003 included expenses for the TIAA block acquisition, including integration costs, which will continue through most of the second quarter of 2003. After the TIAA block is fully integrated, we expect operating expenses to return to more normal levels when measured as a percent of premiums.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, and vary depending on the product, whether the sale is in its first year or a renewal year, and other factors such as the structure of the commission program. Commissions and bonuses increased $1.1 million, or 3.2%, for the first quarter of 2003 compared to the first quarter of 2002. For the first quarter of 2003 compared to the first quarter of 2002, sales in the Employee Benefits—Insurance segment decreased $18.3 million, or 28.1%, and sales of annuity deposits in the Individual Insurance segment increased $13.1 million, or 78.4% (see “—Selected Segment Information).

Interest Expense

Interest expense was $4.4 million in the first quarter of 2003, compared to none for the first quarter of 2002. On September 25, 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes (see “—Liquidity and Capital Resources—Financing”).

Net Increase in Deferred Acquisition Costs and Value of Business Acquired

The net deferral and amortization of acquisition costs and VOBA reduced expenses in the first quarters of 2003 and 2002 by $1.2 million and $6.2 million, respectively. The lower net amount deferred in the first quarter of 2003 was primarily due to VOBA amortization of $2.5 million related to the TIAA block acquisition.

Income Taxes

Total income taxes differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. Income taxes also include estimated amounts provided for potential adjustments related to Internal Revenue Service examinations of open years, generally when the tax law is subject to different interpretations. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon the settlement of an examination may differ from amounts previously estimated. Years currently open for audit by the Internal Revenue Service are 1996 through 2001. The combined federal and state effective tax rates were 35.0% and 35.7% for the first quarters of 2003 and 2002, respectively.

Selected Segment Information

We operate through three segments: Employee Benefits—Insurance, Individual Insurance and Retirement Plans. The following table sets forth selected information for each of these segments at or for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(In millions)
Revenues:
Employee Benefits—Insurance segment	$437.5	$357.1
Individual Insurance segment	48.6	46.4
Retirement Plans segment	18.2	17.8
Other	3.3	3.5

Total revenues	$507.6	$424.8

Income (loss) before income taxes:
Employee Benefits—Insurance segment	$43.1	$36.7
Individual Insurance segment	9.5	7.9
Retirement Plans segment	(0.4)	(0.1)
Other	(2.7)	1.7

Total income before income taxes	$49.5	$46.2

Reserves, other policyholder funds and separate account:
Employee Benefits—Insurance segment	$3,014.9	$2,113.2
Individual Insurance segment	2,253.7	2,133.2
Retirement Plans segment	1,892.2	1,826.5

Total reserves, other policyholder funds and separate account	$7,160.8	$6,072.9

Employee Benefits—Insurance Segment

As the largest of the Company’s three segments, Employee Benefits—Insurance premiums accounted for 93.7% and 92.3% of the Company’s total premiums for the first quarters of 2003 and 2002, respectively. Effective October 1, 2002, Standard acquired the group disability and group life insurance business of TIAA through a reinsurance transaction (see “—Business Developments”).

The Employee Benefits—Insurance segment sells disability and life insurance products to employer groups ranging in size from two lives to over 150,000 lives, and serves more than 33,000 employer groups representing more than 6.6 million employees. This segment also sells accidental death and dismemberment insurance, group dental insurance, and executive benefits income protection. According to industry statistics, over the past five years the group insurance market in the U.S. has grown 8% to 9% annually.

Our group insurance products are sold by 155 sales representatives and managers, through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 41 offices in principal cities of the United States. The field offices also provide underwriting, sales support and service through a field administrative staff of almost 250 employees. We plan to increase our sales force to 175 by the end of 2003 and 200 by the end of 2005.

Group long term disability insurance contributed approximately 46.6% of premiums for the segment in the first quarter of 2003.    Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time. The Company’s basic long term disability product covers disabilities that occur both at work and elsewhere. In order to receive disability benefits, an employee must be continuously disabled for a specified waiting period, which generally ranges from 30 to 180 days. The benefits usually are reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. The benefits also may be subject to certain maximum amounts and benefit periods.

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

Group life and accidental death and dismemberment insurance contributed approximately 39.9% of premiums for the segment in the first quarter of 2003.    Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to employees and their dependents. Accidental death and dismemberment insurance is usually provided in conjunction with group life and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group short term disability insurance contributed approximately 10.8% of premiums for the segment in the first quarter of 2003.    Group short term disability insurance provides partial replacement of earnings to insured employees who are disabled. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an employee may receive benefits. Maximum benefit periods generally do not exceed 26 weeks. Group short term disability benefits also may be reduced by other income, such as sick leave, that a disabled employee may receive. Our basic short term disability product generally covers non-occupational disabilities only.

Group dental insurance contributed approximately 4.4% of premiums for the segment in the first quarter of 2003. Group dental products provide coverage to insured employees for preventive, basic, major dental expenses, and an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan, which are differentiated by the level of service and cost. Standard now has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel.

The following table sets forth selected financial data for the Employee Benefits—Insurance segment for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(Dollars in millions)
Revenues:
Premiums:
Group long term disability insurance	$175.0	$137.9
Group life and accidental death and dismemberment	150.0	117.0
Group short term disability insurance	40.6	34.9
Dental and other	16.5	18.8
Experience rated refunds (1)	(6.2)	(1.8)

Total premiums	375.9	306.8

Net investment income	61.7	48.3
Net capital gains (losses)	(1.5)	0.7
Other	1.4	1.3

Total revenues	437.5	357.1

Benefits and expenses:
Benefits to policyholders	304.3	248.1
Interest credited	1.2	1.4
Operating expenses	55.1	41.7
Commissions and bonuses	25.5	26.0
Premium taxes	6.5	5.3
Net (increase) decrease in deferred acquisition costs and value of business acquired	1.8	(2.1)

Total benefits and expenses	394.4	320.4

Income before income taxes	$43.1	$36.7

Benefit ratio (% of premiums)	81.3%	81.3%
Operating expense ratio (% of premiums)	14.7	13.6
Sales (annualized new premiums)	$46.9	$65.2

(1)	Certain large group insurance contracts have provisions for premium adjustments that are based on claims experience.

Premiums for the Employee Benefits—Insurance segment increased 23.8% in the first quarter of 2003 compared to the first quarter of 2002, before experience rated refunds. In the first quarter of 2003, premiums included $41.4 million related to the TIAA block acquisition (see “—Business Developments”). Also, in conjunction with the strategic alliance with Ameritas, we entered into a new dental reinsurance agreement effective June 1, 2002, which resulted in reinsurance premium payments (a reduction to premiums) of $3.1 million for the first quarter of 2003. Premium growth, before experience rated refunds, premiums from the TIAA block acquisition, and reinsurance premiums on contracts not in force in both comparative periods, was 11.4% in the first quarter of 2003, compared to the first quarter of 2002.

New sales for the first quarter of 2003 decreased $18.3 million, or 28.1%, compared to the first quarter of 2002. In the first quarter of last year there were more new case sales with greater than $1 million in premiums, compared to the first quarter of this year, accounting for $15.5 million of the decrease. The number of proposals requested and issued to prospective buyers in the first quarter of 2003, which may relate to potential sales in future quarters, was 15% higher than the first quarter of 2002.

Net investment income for the segment increased $13.4 million, or 27.7%, for the first quarter of 2003 compared to the first quarter of 2002 primarily from an increase in average invested assets supporting the segment of 45.2%, offset in part by declines in portfolio yields. The increase in average invested assets included proceeds from the TIAA block acquisition and the portion of the proceeds from the initial public debt offering used to fund the TIAA block acquisition (see “—Liquidity and Capital Resources—Financing”).

Benefits to policyholders and interest credited increased $56.0 million, or 22.4%, for the first quarter of 2003 compared to the first quarter of 2002. Beyond premium growth, the most significant drivers of benefits to policyholders are claims experience and the assumptions used to establish related reserves. We measure these factors for this segment with a benefit ratio, which is calculated as benefits to policyholders plus interest credited, both divided by premiums. For the first quarters of 2003 and 2002, the benefit ratios remained favorable at 81.3% compared to our expected benefit ratio for this segment of 82% to 84%. Claims experience can fluctuate widely from period to period.

Also affecting benefits to policyholders is the new money investment rate, which is the basis of the rate used to discount future long term disability payments to their present value when establishing reserves for newly incurred claims. Changes in reserves are included in policyholder benefits and therefore affect the benefit ratio. Each quarter, we determine the discount rate used to establish new reserves based on our average new money investment rate for the quarter less a margin to allow for reinvestment risk should our assets and liabilities not be well matched for this product. It has been our practice in prior periods to maintain a 50 to 75 basis point margin between our average new money investment rate for the quarter and the discount rate used to establish reserves over a 12 month period. Given the current low interest rate environment, and correspondingly lower reinvestment risk, our targeted margin range for newly incurred claims is 20 to 30 basis points over a 12 month period as long as our average new money investment rate is less than 6%.

In the recent period of declining interest rates, our discount rate also has been decreased, with downward adjustments in the discount rate of 25 basis points in the first and third quarters of 2002 and the third quarter of 2001. In the fourth quarter of 2002, the discount rate was decreased 50 basis points. There was no adjustment made to the discount rate in the first quarter of 2003. Each 25 basis point adjustment to the discount rate increases or decreases current policyholder benefits approximately $3 million per quarter.

An increase or decrease in the discount rate affects the required revenue contribution for long term disability products and as a result is a consideration for premium rate adjustments. Theoretically, premium increases or decreases from rate adjustments should offset related changes in policyholder benefits over time, resulting in a neutral impact to the benefit ratio. Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, the overall margin between the portfolio investment yield and the weighted average reserve discount rate may not be adequate, possibly resulting in required increases to reserves. The duration of our invested assets is well-matched to the duration of our liabilities. Our investments are either generally not callable or have prepayment penalties. We believe the current margin in our overall block of business between our invested assets yield and weighted average reserve discount rate of approximately 50 basis points is adequate to cover potential reinvestment risk. (See “—Liquidity and Capital Resources.”)

Operating expenses increased $13.4 million, or 32.1%, for the first quarter of 2003 compared to the first quarter of 2002. Generally, we would not expect to see operating expenses increase at a rate greater than premium growth. In this case, the 32.1% increase in operating expenses outpaced the 23.8% increase in premium growth due to duplication of some administrative costs related to the TIAA block acquisition. During the integration of this business, we pay TIAA an administration fee while we simultaneously build our own infrastructure to assume administration of the business. The integration is expected to be completed by the end of the second quarter of 2003. After that time, we expect our operating expenses to return to more historical levels when measured as a percent of premiums.

Commissions and bonuses primarily represent sales-based compensation, and vary depending on the product and other factors such as the structure of the commission program. In addition to new sales, bonuses may vary depending on persistency, profitability and size of in force business. Commissions and bonuses decreased $0.5 million, or 1.9%, in the first quarter of 2003 compared to the first quarter of 2002 due primarily to decreased sales in the first quarter of 2003. Sales decreased $18.3 million, or 28.1%, in the first quarter of 2003 compared to the first quarter of 2002.

The net decrease in deferred acquisition costs and VOBA was $1.8 million for the first quarter of 2003 compared to a net increase of $2.1 million for the first quarter of 2002. The decrease was primarily due to amortization of $2.5 million of the VOBA recorded in connection with the TIAA block acquisition. The remainder of the change was primarily related to the decreased commissions and bonuses.

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. Our disability income insurance products are sold nationally through master general agents and brokers, primarily to physicians, lawyers, other professionals, executives, and small business owners. Non-cancelable policies, guaranteeing the customer a fixed premium rate for the life of the contract, represented 87% of these policies based on in force premiums.

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

Two transactions were completed in 2000 and 2001 for this segment. Effective October 1, 2000, Standard acquired a block of individual disability insurance business for which the Company possesses economies of scale, market differentiation and expertise from Minnesota Life Insurance Company (“Minnesota Life”). Effective January 1, 2001, Standard sold its individual life insurance product line, for which Standard did not possess economies of scale.

Except for certain policies acquired with the Minnesota Life block of business, the maximum retention for individual disability policies is generally $3,500 monthly benefit per individual. Certain policies acquired with the Minnesota Life block of business have maximum retention limits of $6,000 monthly benefit per individual. The retention limits for the Minnesota Life block of business were established by a reinsurance agreement entered into effective July 1, 2002. As a result of this reinsurance agreement and depending on claims experience, premiums may be decreased up to $13 million annually and benefits to policyholders may be decreased $12 million annually, reducing income before taxes by approximately $1 million annually.

The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(Dollars in millions)
Revenues:
Premiums:
Annuities	$0.1	$0.9
Disability	20.2	19.5

Total Premiums	20.3	20.4

Net investment income	27.2	25.9
Net capital gains (losses)	1.1	(0.1)
Other	—	0.2

Total revenue	48.6	46.4

Benefits and expenses:
Benefits to policyholders	17.8	21.4
Interest credited	9.1	8.1
Operating expenses	6.4	5.8
Commissions and bonuses	7.5	6.3
Premium taxes	0.2	0.1
Net increase in deferred acquisition costs and value of business acquired	(1.9)	(3.2)

Total benefits and expenses	39.1	38.5

Income before income taxes	$9.5	$7.9

Benefit ratio (% of premiums)	87.7%	104.9%
Operating expense ratio (% of operating revenue)	13.5	12.5
Sales (annuity deposits)	$29.8	$16.7
Sales (annualized new disability premiums)	2.9	2.5

Disability and annuity sales were substantially affected by changes in distribution as a result of the two transactions for this segment, including the addition of a national marketing agreement with Minnesota Life for individual disability products and the expansion of distribution channels in recent years.

Disability premiums grew 10.3%, before a net reduction to premiums of $1.3 million related to a reinsurance agreement not in force in the first quarter of 2002.

Annuity premiums decreased $0.8 million primarily due to a decrease in premiums for single premium immediate life contingent annuities which are recorded as premiums. Sales of other annuity products are reflected as deposits and not premiums, and increased $13.1 million, or 78.4%, for the first quarter of 2003 compared to the first quarter of 2002. Increased sales of our fixed-rate annuities reflect increased consumer interest in fixed-rate annuity products compared to equity based variable annuity products. Annuity sales growth will vary depending on movement in interest rates, the equity markets and the level of economic uncertainties.

Net investment income increased $1.3 million, or 5.0%, in the first quarter of 2003 compared to the first quarter of 2002, primarily due to growth in average invested assets supporting this segment of 17.0%, offset in part by declines in portfolio yields. The increase in average invested assets resulted primarily from annuity sales. (See “—Consolidated Results of Operations—Net Investment Income.”)

Benefits to policyholders decreased $3.6 million, or 16.8%, in the first quarter of 2003 compared to the first quarter of 2002. Beyond premium growth, the most significant drivers of benefits to policyholders are claims experience and the assumptions used to establish related reserves. We measure these factors for this segment with a benefit ratio, which is calculated as benefits to policyholders divided by premiums. The benefit ratio for the first quarter of 2003 was 87.7% compared to 104.9% for the first quarter of 2002. The benefit ratio for all of 2002 was just under 100%. Claims for this segment can also be volatile from quarter to quarter, although for 2003, prospectively, we generally expect the benefit ratio for this segment to be in the 85% to 100% range.

Commissions and bonuses primarily represent sales-based compensation, and vary depending on the product, whether the sale is in its first year or a renewal year, and other factors such as the structure of the commission program. Commissions and bonuses increased $1.2 million, or 19.0%, in the first quarter of 2003 compared to the first quarter of 2002, corresponding with related increases in sales discussed above.

The net reduction in expenses for deferred acquisition costs and VOBA was $1.9 million and $3.2 million in the first quarters of 2003 and 2002, respectively. Prospectively, we expect the net reduction in expense for the first quarter of 2003, relative to other indicators, such as commissions or sales, to be indicative of future patterns.

Retirement Plans Segment

The Retirement Plans segment offers full-service 401(k) products, defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium sized employers. Our 401(k) plans, which are our primary retirement plan product, offer participants a fixed income investment option, managed by Standard and third-party brand name mutual funds. Mutual funds are offered from American Century, Brandywine Fund, Inc., Citizens Funds, Columbia, Federated, Fidelity Investments, Franklin Templeton, Harbor Fund, Hotchkis and Wiley Funds, Janus, Liberty Fund, Morgan Stanley, Pimco Funds, Sterling Capital Management, T. Rowe Price, TCW Galileo Funds, Inc., and The Vanguard Group.

The Retirement Plans segment sells products and services primarily through brokers, employee benefit consultants, and other distributors served by our sales representatives throughout the U.S. Most of our retirement plans customers receive both financial and record-keeping services, although either may be provided on a stand-alone basis. Approximately 63% of plan sponsors use StanCorp Investment Advisers, Inc. to provide fund performance analysis and selection support. Standard has been recognized for our consistent, excellent service in surveys performed by 401kExchange.com and Plan Sponsor Magazine.

The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets under management and investment margin on general account assets under management (stable value investment option). The investment margin is the excess of net investment income over related interest credited to policyholders. In addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be designated by plan participants at the time of retirement.

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

The following table sets forth selected financial data for the Retirement Plans segment at or for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(Dollars in millions)
Revenues:
Premiums	$5.1	$5.1
Net investment income	14.2	12.8
Net capital losses	(1.1)	(0.1)

Total revenues	18.2	17.8

Benefits and expenses:
Benefits to policyholders	2.1	1.8
Interest credited	8.3	8.1
Operating expenses	6.8	6.8
Commissions and bonuses	2.5	2.1
Net increase in deferred acquisition costs	(1.1)	(0.9)

Total benefits and expenses	18.6	17.9

Loss before income taxes	$(0.4)	$(0.1)

Interest credited (% of net investment income)	58.5%	63.3%
Operating expense ratio (% of average assets under management)	1.5	1.5
Assets under management:
General account	$827.6	$698.3
Separate account	1,064.6	1,128.2

Total	$1,892.2	$1,826.5

Premiums for this segment include plan administration fees, fees based on average market values of assets under management and premiums for life contingent annuities sold. Premiums remained stable at $5.1 million in the first quarters of 2003 and 2002. Assets under management reached an all time high despite continuing equity market declines. This segment continues to have strong deposit growth and excellent customer retention.

Net investment income includes the return on general account assets under management for this segment and increased $1.4 million, or 10.9%, in the first quarter of 2003 compared to the first quarter of 2002. Interest credited as a percentage of net investment income for this segment was 58.5% for the first quarter, compared to 63.3% for the first quarter a year ago. This is due, in part, to the lower interest rate environment. We maintain a stable margin on general account assets under management, which in a lower interest rate environment will translate to a lower interest credited percentage. Net investment income net of interest credited was $5.9 million for the first quarter of 2003, compared to $4.7 million for the first quarter of 2002, reflecting a higher level of general account assets under management, on which we earn a higher margin compared to separate account assets under management.

Operating expenses remained stable at 1.5% of average assets under management in both the first quarters of 2003 and 2002.

Other

Other businesses primarily include results from StanCorp Mortgage Investors, holding company expenses, interest on long-term debt, and return on capital not allocated to the product segments. The loss before income taxes for other businesses was $2.7 million in the first quarter of 2003 compared to income before taxes of $1.7 million for the first quarter of 2002. The results for the first quarter of 2003 include $4.4 million of interest expense on long-term debt, which was issued late in the third quarter of 2002 (see “—Liquidity and Capital Resources—Financing Cash Flows”).

Including transactions with consolidated entities, StanCorp Mortgage Investors contributed income of $2.5 million and $1.4 million for the first quarters of 2003 and 2002, respectively. Results for StanCorp Mortgage Investors in the first quarter of 2003 set another new record for commercial mortgage loan originations, which totaled $207.2 million, a 67% increase compared to the first quarter in 2002.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operations is net income adjusted for noncash items and accruals primarily related to net realized capital gains and losses, deferred income taxes, changes in reserves and other assets and liabilities. Net cash provided by operating activities was $107.3 million and $151.8 million for the first quarters of 2003 and 2002, respectively. Operating cash flow provided for 2002 was $380.4 million.

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

The duration of our invested assets is well matched to the duration of our liabilities, approximating 5.3 and 5.7, respectively at March 31, 2003. Our investments are either generally not callable or have prepayment penalties. As a percentage of our investments, callable bonds were 2.02% at March 31, 2003.

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit investments to bonds and other fixed maturity securities, commercial mortgage loans, common and preferred stock, and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the insurance subsidiaries’ boards of directors. The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for more significant transactions. Transactions are reported quarterly to the Finance & Operations Committee of the board of directors for Standard and to the Audit Committee of the board of directors for The Standard Life Insurance Company of New York.

Net cash used in investing activities was $307.7 million and $174.3 million in the first quarters of 2003 and 2002, respectively. Net cash outflows in the first quarter of 2003 included investments in fixed maturity securities related to proceeds from the TIAA block acquisition and commercial mortgage loan originations totaling $207.2 million. We target our investment portfolio to be approximately 60% fixed maturity securities and 40% commercial mortgage loans. Currently, our portfolio allocation is approximately 68% fixed maturity securities and 32% commercial mortgage loans, which is a function of a short term emphasis on fixed maturity securities in order to rapidly invest the proceeds from the TIAA block acquisition. Over time, we will allocate a larger portion of cash flows to commercial mortgage loans to drive our portfolio closer to our targeted allocation.

Our fixed maturity securities totaled $4.42 billion at March 31, 2003. Approximately 97% of our fixed maturity securities are investment-grade, well above industry averages, and we believe that we maintain prudent diversification across industries, issuers and maturities. The overall credit quality of our fixed maturity securities investment portfolio improved during the quarter, with the percentage below investment grade decreasing from 3.5% at December 31, 2002 to 3.2% at March 31, 2003. During the first quarter of 2003, we recorded impairments totaling $2.6 million on a pre-tax basis on holdings of American Airlines, Delta Airlines, Fleming Companies and HealthSouth. Our remaining book value in holdings of these companies totaled $5.0 million at March 31, 2003. Our holdings in any issuer that we view as potentially troubled continue to be at the operating company level or secured by assets. The overall portfolio rating for fixed maturity securities was A (Standard & Poor’s) at March 31, 2003.

At March 31, 2003, our fixed maturity securities portfolio had gross unrealized capital gains of $282.8 million and gross unrealized capital losses of $16.7 million. Unrealized losses can be indicative of impairment concerns, or can simply reflect the acquisition of fixed maturity securities at rates lower than those currently available. Of the $16.7 million in unrealized losses, approximately half related to investments with deterioration in credit quality that we have assessed as temporary, with the balance resulting from acquisition of investments at interest rates lower than current market rates.

At March 31, 2003, fixed-rate commercial mortgage loans totaled $2.04 billion. Collateralized properties in the commercial mortgage loan portfolio included the following at March 31, 2003:

•	50.4% retail properties;
•	23.8% industrial properties;
•	19.1% office properties; and
•	6.7% commercial, apartment and agricultural properties.

The average loan to value ratio on the overall portfolio was less than 58% at March 31, 2003, and the average loan size was $0.7 million. The Company receives personal recourse on almost all loans. At March 31, 2003, there were two loans in the process of foreclosure, totaling $1.5 million. We expect one of the loans to reinstate, but we have good loan to value ratios on both and do not expect a loss from either loan upon resolution. We had a net balance of restructured loans of only $3.4 million at March 31, 2003. The delinquency and loss performance of the Company’s commercial mortgage loan portfolio have been consistently better than industry averages as reported by the American Council of Life Insurance. The performance of the Company’s commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of the Company’s commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows.

The commercial mortgage loan portfolio is collateralized by properties located in the Western region representing 57.8% of the portfolio, the Central region representing 23.4% of the portfolio, and the Eastern region representing 18.8% of the portfolio. Commercial mortgage loans in California account for 39.0% of our commercial mortgage loan portfolio at March 31, 2003. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within

California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

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

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2003, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 5.63% to 7.25%, totaling $141.9 million. The commitments may have fixed expiration dates or other termination clauses and generally require payment of a fee. The Company evaluates each customer’s credit worthiness individually and may terminate a commitment based on the financial condition of the borrower. Additionally, a small percentage of borrowers allow their commitments to expire without being drawn upon.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $62.6 million for the first quarter of 2003 compared to net cash used in financing activities of $134.8 million for the first quarter of 2002. Net cash provided in the first quarter of 2003 primarily reflects higher deposits into the retirement plans segment general account assets, which reflects increased consumer interest in stable value investments compared to equity investments.

The Company has a $100 million unsecured line of credit available through May 31, 2003. The Company expects to renew this line or obtain a satisfactory substitution prior to the expiration date. The Company is not required to maintain compensating balances, but pays a commitment fee. The interest rate, which is based on current market rates, was 1.9% at March 31, 2003. Under the credit agreement, the Company is subject to customary covenants, including limitations on indebtedness and maintenance of minimum equity, statutory surplus, and risk-based capital. At March 31, 2003, the Company was in compliance with all such covenants. There were no outstanding borrowings on the line of credit at March 31, 2003 and March 31, 2002. The Company currently has no commitments consisting of standby letters of credit, guarantees, standby repurchase obligations, or other related commercial commitments.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October, beginning in 2003. Approximately $200 million of the debt offering proceeds were used to fund the TIAA block acquisition by Standard including the $75 million ceding commission and $125 million to maintain Standard’s risk-based capital at the Company’s targeted level. The remaining proceeds were used to pay our annual dividend to shareholders, to fund a modest level of share repurchases and for general corporate purposes. Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide debt ratings on our senior debentures. As of March 31, 2003, ratings from these agencies were BBB+, Baa1, A-, and bbb+, respectively.

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate capital (see “—Risk-Based Capital”) and Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the “Oregon Department”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the twelve-month period ended on the December 31st last preceding. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Department broad discretion to disapprove requests for dividends in excess of these limits.

The amount available for payment of dividends by Standard in 2003 without approval of the Oregon Department is $80.8 million payable after February 25, 2003. In February 2003, of this amount available for payment of dividends, Standard’s board of directors approved and paid a dividend of $65 million to StanCorp. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2003.

Statutory net gain from operations before taxes was $41.5 million for the first quarter of 2003 compared to $41.4 million for the first quarter of 2002. Capital and surplus, including asset valuation reserve, totaled $803.8 million at March 31, 2003. We estimated our excess capital as of March 31, 2003 to be in the range of $40 to $50 million.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. During the first quarter of 2003, we repurchased 162,300 shares of our common stock at a total cost of $8.0 million, for a volume-weighted-average price of $49.15 per common share. At March 31, 2003, approximately 244,000 shares were remaining under the currently authorized share repurchase program, which expires December 31, 2003.

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

Our ratio of earnings to fixed charges for the three months ended March 31, 2003 and the year ended December 31, 2002 was 10.2x and 8.9x, respectively. Our debt to total capitalization was 20% at March 31, 2003.

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

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at March 31, 2003 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets actually held.

Financial Strength Ratings

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our Company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including our Company. In addition, our debt ratings on our long-term debt are tied to our financial strength ratings. A ratings downgrade could increase our surrender levels, adversely affect our ability to market our products, and could also increase future debt costs. Financial strength ratings are based primarily on statutory financial information. Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide assessments of our overall financial position.

Standard’s financial strength ratings as of April 2003 were:

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

Our internal target for RBC ratios for the Company’s insurance subsidiaries is 275% of the Company action level, which is 550% of the authorized control level. At March 31, 2003, the RBC levels of the Company’s insurance subsidiaries were well in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies and in excess of the Company’s internal target.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2001 through March 31, 2003 aggregated $0.3 million. At March 31, 2003, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Standard and Ameritas entered into a reinsurance agreement effective June 1, 2002, that provides for approximately 15% of the net dental premiums written by Standard to be ceded to Ameritas (see “—Selected Segment Information—Employee Benefits—Insurance”).

In addition to product-specific reinsurance arrangements, we have maintained reinsurance coverage in the past for certain catastrophe losses. Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and accidental death and dismemberment over approximately 40 participating members of the pool. The reinsurance pool exposes us to potential losses experienced by other participating members of the pool. However, through this pool, our catastrophe reinsurance coverage increased to approximately $240 million per event. If the Company had been in the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million compared to pre-tax charges of $5 million actually incurred. An occurrence of a significant catastrophic event or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

The Terrorism Risk Insurance Act of 2002 provides for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. The legislation also provides for the United States Treasury Department to conduct an expedited study to determine if there should be federal assistance for group life insurers in the event of material losses due to terrorist acts. Group life insurance represents a significant portion of our revenues and operating income. Concentration of risk is inherent in the group life insurance products we offer and we have group life insurance exposure to certain customers in amounts in excess of our catastrophe reinsurance coverage. Without government assistance, terrorist acts could have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows.

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

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8, Contingencies and Commitments.”

New and Adopted Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 4, Stock-Based Compensation and Note 9, Accounting Pronouncements.”

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Company since those reported at December 31, 2002 in the Company’s Annual Report on Form 10-K.

ITEM 4:    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.    With the participation of the Company’s management, our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to allow timely decisions regarding required disclosure.

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

Exhibit 99.1 CEO Certification

Exhibit 99.2 CFO Certification

(b)	Reports on Form 8-K

Current report on Form 8-K filed with the SEC on April 24, 2003 (responding to Item 7 and 9)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2003	By:	/S/ ERIC E. PARSONS

Eric E. Parsons President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2003	By:	/S/ CINDY J. MCPIKE

Cindy J. McPike Vice President and Chief Financial Officer (Principal Financial Officer)

302 Certification

I, Eric E. Parsons, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of StanCorp Financial Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and quarterly report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ Eric E. Parsons

Eric E. Parsons

President and Chief Executive Officer

(Principal Executive Officer)

302 Certification

I, Cindy J. McPike, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of StanCorp Financial Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and quarterly report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ Cindy J. McPike

Cindy J. McPike

Vice President and Chief Financial Officer

(Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
99.1	CEO Certification	Filed herewith
99.2	CFO Certification	Filed herewith