Form 10-Q
period 2003-06-30
STANCORP FINANCIAL GROUP INC
filed 2003-08-07
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

As of July 31, 2003, there were 29,126,468 shares of the Registrant’s common stock, no par value, outstanding.

I NDEX

PART I.    FINANCIAL INFORMATION

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in millions—except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Premiums	$406.0	$336.3	$807.3	$668.6
Net investment income	108.3	91.6	214.3	182.1
Net capital gains (losses)	3.7	(21.2)	2.6	(20.7)
Other	1.7	1.5	3.1	3.0

Total revenues	519.7	408.2	1,027.3	833.0

Benefits and expenses:
Benefits to policyholders	333.0	267.9	657.2	539.2
Interest credited	19.2	18.3	37.8	36.0
Operating expenses	66.5	57.5	136.4	113.5
Commissions and bonuses	36.5	31.7	72.0	66.1
Premium taxes	5.0	5.4	11.7	10.8
Interest expense	4.4	0.1	8.8	0.1
Net increase in deferred acquisition costs and value of business acquired	(2.2)	(3.6)	(3.4)	(9.8)

Total benefits and expenses	462.4	377.3	920.5	755.9

Income before income taxes	57.3	30.9	106.8	77.1
Income taxes	20.1	11.0	37.4	27.6

Net income	37.2	19.9	69.4	49.5

Other comprehensive income, net of tax:
Unrealized capital gains on securities available-for-sale, net	78.8	42.9	99.9	17.3
Reclassification adjustment for net capital gains included in net income, net	0.7	2.9	0.1	1.8

Total	79.5	45.8	100.0	19.1

Comprehensive income	$116.7	$65.7	$169.4	$68.6

Net income per common share:
Basic	$1.29	$0.67	$2.40	$1.67
Diluted	1.27	0.66	2.37	1.65
Weighted-average common shares outstanding:
Basic	28,937,380	29,542,304	28,936,001	29,566,707
Diluted	29,230,629	29,878,851	29,227,683	29,910,300

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2003	December 31, 2002
ASSETS

Investments:
Fixed maturity securities	$4,613.4	$4,134.4
Commercial mortgage loans, net	2,130.0	1,989.1
Real estate, net	61.5	64.6
Policy loans	4.9	5.3

Total investments	6,809.8	6,193.4

Cash and cash equivalents	20.4	206.8
Premiums and other receivables	77.2	79.6
Accrued investment income	83.0	77.1
Amounts recoverable from reinsurers	890.1	873.9
Deferred acquisition costs and value of business acquired, net	190.3	190.9
Property and equipment, net	72.4	74.7
Other assets	47.9	31.5
Separate account assets	1,296.1	1,018.6

Total assets	$9,487.2	$8,746.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Future policy benefits and claims	$4,210.1	$4,114.9
Other policyholder funds	1,976.3	1,864.5
Deferred tax liabilities	212.5	164.7
Short-term debt	22.2	0.2
Long-term debt	256.9	259.0
Other liabilities	194.7	172.0
Separate account liabilities	1,296.1	1,018.6

Total liabilities	8,168.8	7,593.9

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 29,120,373 and 29,185,276 shares issued at June 30, 2003 and December 31, 2002, respectively	661.7	665.3
Accumulated other comprehensive income	247.4	147.4
Retained earnings	409.3	339.9

Total shareholders’ equity	1,318.4	1,152.6

Total liabilities and shareholders’ equity	$9,487.2	$8,746.5

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2002	29,782,966	$699.8	$33.3	$240.6	$973.7
Net income	—	—		111.0	111.0
Other comprehensive income, net of tax	—	—	114.1		114.1
Common stock:
Repurchased	(852,999)	(45.5)			(45.5)
Issued to directors	2,672	0.1			0.1
Issued under employee stock plans, net	252,637	10.9			10.9
Dividends declared on common stock	—	—		(11.7)	(11.7)

Balance, December 31, 2002	29,185,276	665.3	147.4	339.9	1,152.6

Net income				69.4	69.4
Other comprehensive income, net of tax			100.0		100.0
Common stock:
Repurchased	(162,300)	(8.0)			(8.0)
Issued to directors	1,391	0.1			0.1
Issued under employee stock plans, net	96,006	4.3			4.3

Balance, June 30, 2003	29,120,373	$661.7	$247.4	$409.3	$1,318.4

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2003	2002
Operating:
Net income	$69.4	$49.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized capital losses	2.6	21.1
Depreciation and amortization	16.5	13.6
Deferral of acquisition costs and value of business acquired, net	(3.5)	(14.3)
Deferred income taxes	(8.9)	(7.3)
Changes in other assets and liabilities:
Receivables and accrued income	(19.3)	3.8
Future policy benefits and claims	95.2	104.8
Other, net	5.7	38.7

Net cash provided by operating activities	157.7	209.9

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities	302.5	178.6
Commercial mortgage loans	291.6	180.8
Real estate	3.8	2.2
Other investments	1.9	0.4
Costs of investments acquired or originated:
Fixed maturity securities	(632.9)	(473.7)
Commercial mortgage loans	(433.7)	(256.8)
Real estate	(0.4)	(0.4)
Property and equipment, net	(3.5)	(5.1)

Net cash used in investing activities	(470.7)	(374.0)

Financing:
Policyholder fund deposits	537.9	390.6
Policyholder fund withdrawals	(426.1)	(410.3)
Short-term debt	19.9	0.6
Issuance of common stock, net	2.9	5.3
Repurchase of common stock	(8.0)	(11.5)

Net cash provided by (used in) financing activities	126.6	(25.3)

Decrease in cash and cash equivalents	(186.4)	(189.4)
Cash and cash equivalents, beginning of period	206.8	212.3

Cash and cash equivalents, end of period	$20.4	$22.9

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$49.5	$36.2
Income taxes	53.3	9.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.    ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

We were incorporated under the laws of Oregon as a parent holding company in 1998 and completed our initial public offering of our common stock on April 21, 1999. We conduct business through our subsidiaries, including Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc. We are based in Portland, Oregon and have the authority to underwrite insurance products in all 50 states.

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

StanCorp Mortgage Investors originates, underwrites, and services small commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. As of June 30, 2003, StanCorp Mortgage Investors was servicing $2.13 billion in commercial mortgage loans for subsidiaries of StanCorp. Commercial mortgage loans serviced for other institutional investors and associated capitalized mortgage servicing rights totaled $702.2 million and $1.7 million, respectively at June 30, 2003.

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

2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2003, and for the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. Interim results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. This report should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (in millions)	$37.2	$19.9	$69.4	$49.5

Basic weighted-average common shares outstanding	28,937,380	29,542,304	28,936,001	29,566,707
Stock options	235,095	287,096	225,006	287,005
Restricted stock	58,154	49,451	66,676	56,588

Diluted weighted-average common shares outstanding	29,230,629	29,878,851	29,227,683	29,910,300

Net income per diluted common share	$1.27	$0.66	$2.37	$1.65

4.    STOCK-BASED COMPENSATION

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” prospectively for director and employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from one to four years. Therefore, the cost related to stock-based compensation included in the determination of net income for the three and six months ended June 30, 2003, and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the Company’s initial public offering in 1999. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions—except share data)
Net income, as reported	$37.2	$19.9	$69.4	$49.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.4	—	0.6	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.0)	(1.1)	(1.7)	(2.2)

Pro forma net income	$36.6	$18.8	$68.3	$47.3

Net income per common share:
Basic—as reported	$1.29	$0.67	$2.40	$1.67
Basic—pro forma	1.26	0.64	2.36	1.60
Diluted—as reported	1.27	0.66	2.37	1.65
Diluted—pro forma	1.26	0.63	2.34	1.58

For purposes of determining the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions at June 30:

	2003	2002
Dividend yield	0.74%	0.74%
Expected stock price volatility	32.2%-33.1%	34.9%
Risk-free interest rate	3.2%-3.4%	4.1%
Expected option lives	6.5 years	6.5 years

5.    FIXED MATURITY SECURITIES

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheets. Valuation adjustments are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income. Amortized cost and fair values of fixed maturity securities available-for-sale were as follows at:

	June 30, 2003	December 31, 2002
	(In millions)
Amortized cost	$4,220.8	$3,902.4
Unrealized:
Gains	397.6	254.3
Losses	(5.0)	(22.3)

Fair value	$4,613.4	$4,134.4

6.    NET CAPITAL GAINS (LOSSES)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets. For all investments, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost basis is other than temporary. We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment. Factors considered in evaluating whether a decline in value of fixed maturity securities is other than temporary include: the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value; and the value of any security interest we may have collateralized in the investment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Net capital gains (losses):
Sale of investments	$3.7	$(0.1)	$5.2	$0.4
Other than temporary impairments	—	(21.1)	(2.6)	(21.1)

Net capital gains (losses)	$3.7	$(21.2)	$2.6	$(20.7)

7.    SEGMENTS

We operate through three segments: Employee Benefits—Insurance, Individual Insurance, and Retirement Plans. Performance assessment and resource allocation are done at the segment level. The Employee Benefits—Insurance segment sells group disability and life insurance, group dental insurance, and accidental death and dismemberment insurance. The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. The Retirement Plans segment sells full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium-sized employers.

Amounts reported as “Other” primarily include return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on long-term debt and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include our commercial mortgage lending and other investment management subsidiaries.

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits—Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended June 30, 2003:
Revenues:
Premiums	$375.3	$25.0	$5.7	$—	$406.0
Net investment income	62.0	27.3	14.0	5.0	108.3
Net capital gains	1.0	0.3	0.1	2.3	3.7
Other	1.6	0.1	—	—	1.7

Total revenues	439.9	52.7	19.8	7.3	519.7

Benefits and expenses:
Benefits to policyholders	311.0	19.9	2.1	—	333.0
Interest credited	1.4	9.0	8.8	—	19.2
Operating expenses	51.5	6.4	6.8	1.8	66.5
Commissions and bonuses	26.8	7.4	2.3	—	36.5
Premium taxes	4.9	0.1	—	—	5.0
Interest expense	—	—	—	4.4	4.4
Net decrease (increase) in deferred acquisition costs and value of business acquired	1.0	(2.0)	(1.2)	—	(2.2)

Total benefits and expenses	396.6	40.8	18.8	6.2	462.4

Income before income taxes	$43.3	$11.9	$1.0	$1.1	$57.3

	Employee Benefits—Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Six months ended June 30, 2003:
Revenues:
Premiums	$751.2	$45.3	$10.8	$—	$807.3
Net investment income	123.7	54.5	28.2	7.9	214.3
Net capital gains (losses)	(0.5)	1.4	(1.0)	2.7	2.6
Other	3.0	0.1	—	—	3.1

Total revenues	877.4	101.3	38.0	10.6	1,027.3

Benefits and expenses:
Benefits to policyholders	615.3	37.7	4.2	—	657.2
Interest credited	2.6	18.1	17.1	—	37.8
Operating expenses	106.6	12.8	13.6	3.4	136.4
Commissions and bonuses	52.3	14.9	4.8	—	72.0
Premium taxes	11.4	0.3	—	—	11.7
Interest expense	—	—	—	8.8	8.8
Net decrease (increase) in deferred acquisition costs and value of business acquired	2.8	(3.9)	(2.3)	—	(3.4)

Total benefits and expenses	791.0	79.9	37.4	12.2	920.5

Income (loss) before income taxes	$86.4	$21.4	$0.6	$(1.6)	$106.8

Total assets	$4,420.1	$2,690.2	$2,215.9	$161.0	$9,487.2

	Employee Benefits—Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended June 30, 2002:
Revenues:
Premiums	$310.4	$20.7	$5.2	$—	$336.3
Net investment income	48.6	26.3	13.2	3.5	91.6
Net capital losses	(9.6)	(4.9)	(6.7)	—	(21.2)
Other	1.4	0.1	—	—	1.5

Total revenues	350.8	42.2	11.7	3.5	408.2

Benefits and expenses:
Benefits to policyholders	248.4	17.2	2.3	—	267.9
Interest credited	1.1	8.9	8.1	0.2	18.3
Operating expenses	43.2	5.9	6.7	1.7	57.5
Commissions and bonuses	23.7	6.7	1.3	—	31.7
Premium taxes	5.3	0.1	—	—	5.4
Interest expense	—	—	—	0.1	0.1
Net increase in deferred acquisition costs and value of business acquired	(1.0)	(2.4)	(0.2)	—	(3.6)

Total benefits and expenses	320.7	36.4	18.2	2.0	377.3

Income (loss) before income taxes	$30.1	$5.8	$(6.5)	$1.5	$30.9

	Employee Benefits—Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Six months ended June 30, 2002:
Revenues:
Premiums	$617.2	$41.1	$10.3	$—	$668.6
Net investment income	96.9	52.2	26.0	7.0	182.1
Net capital losses	(8.9)	(5.0)	(6.8)	—	(20.7)
Other	2.7	0.3	—	—	3.0

Total revenues	707.9	88.6	29.5	7.0	833.0

Benefits and expenses:
Benefits to policyholders	496.5	38.6	4.1	—	539.2
Interest credited	2.5	17.0	16.2	0.3	36.0
Operating expenses	84.9	11.7	13.5	3.4	113.5
Commissions and bonuses	49.7	13.0	3.4	—	66.1
Premium taxes	10.6	0.2	—	—	10.8
Interest expense	—	—	—	0.1	0.1
Net increase in deferred acquisition costs and value of business acquired	(3.1)	(5.6)	(1.1)	—	(9.8)

Total benefits and expenses	641.1	74.9	36.1	3.8	755.9

Income (loss) before income taxes	$66.8	$13.7	$(6.6)	$3.2	$77.1

Total assets	$2,998.7	$2,476.4	$1,908.2	$245.7	$7,629.0

8.    REINSURANCE OF BLOCK OF BUSINESS

Effective October 1, 2002, Standard entered into a reinsurance agreement with Teachers Insurance and Annuity Association (“TIAA”) to assume its group disability and group life insurance business. The results of the reinsurance transaction have been included in the accompanying financial statements since the transaction’s effective date. This block of business includes approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. In accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at June 30, 2003, was $743.0 million. Approximately $60 million in value of business acquired (“VOBA”) was capitalized related to the reinsurance agreement.

9.    CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of June 30, 2003. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

As our prior line of credit expired in June of 2003, we entered into two new unsecured credit agreements for $75 million each with credit availability totaling $150 million, available through June 28, 2004. Under the credit agreements, the Company is subject to customary covenants, including limitations on indebtedness, financial liquidity and risk-based capital. Covenants, representations and warranties and events of defaults are essentially the same in both agreements, and are similar to but less restrictive than the terms in the previous line of credit. At June 30, 2003, the Company was in compliance with all such covenants and had $20.1 million outstanding on the lines of credit. The Company is not required to maintain compensating balances, but pays commitment fees. Interest charged for use of the facilities is based on either the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate (“LIBOR”) at the time of borrowing plus an incremental basis point charge which varies by agreement, type of borrowing and the amount outstanding on the lines. At June 30, 2002, $81.9 million was outstanding on a previous line of credit. The Company currently has no commitments consisting of standby letters of credit, standby repurchase obligations, or other related commercial commitments.

10.    ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities that generally have equity investment risk not sufficient to permit the entity to finance activities without additional subordinated financial support and equity investors that lack controlling financial interests. This interpretation applies immediately to variable interest entities created after January 31, 2003 and July 1, 2003 for variable interest entities created before February 1, 2003. We are currently evaluating the potential impact of FIN 46 and estimate that had the provision been effective at December 31, 2002, the increase to our reported assets and liabilities would have been approximately $50 million, primarily for entities not previously meeting consolidation criteria related to real estate and low income housing joint ventures.

In April 2003, the Derivatives Implementation Group of the FASB cleared Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“DIG B36”). DIG B36 requires the bifurcation of embedded derivatives in coinsurance arrangements that expose a credit risk to the creditor of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. DIG B36 is effective for the first fiscal quarter beginning after September 15, 2003, and is required to be applied on a prospective basis. We do not expect DIG B36 to have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. We do not expect SFAS No. 149 to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or, in some circumstances, an asset). Many of those instruments were previously classified as equity. This statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect SFAS No. 150 to have a material impact on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires. The following analysis of the consolidated financial condition and results of operations of StanCorp should be read in conjunction with the unaudited consolidated financial statements and related condensed notes thereto. See Part 1, Item 1, “Financial Statements”.

Our filings with the Securities and Exchange Commission (“SEC”) include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports. All filed reports are available free of charge on our website at www.stancorpfinancial.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Forward-looking Statements

We have made in this Form 10-Q, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are not based on historical facts. These statements are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance, and are identified by words such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “anticipates,” or the negative of those words or other comparable terminology. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements related to:

•	adequacy of reserves established for future policy benefits;

•	claims experience and deterioration in morbidity, mortality and persistency;

•	events of terrorism, natural disasters, or other catastrophic events;

•	availability and adequacy of reinsurance and catastrophe reinsurance coverage;

•	potential charges resulting from membership in a catastrophe reinsurance pool;

•	changes in interest rates or the condition of the national economy;

•	the impact of rising medical costs on employer budgets for employee benefits;

•	ability to successfully integrate blocks of business assumed through reinsurance;

•	ability of assumed blocks of business to perform as expected;

•	declines in asset credit quality and increases in delinquencies on bonds and commercial mortgage loans;

•	adequacy of investment reserves;

•	estimates of fair values of fixed maturity securities;

•	commercial mortgage loan illiquidity;

•	concentration of commercial mortgage loan assets collateralized in California;

•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;

•	competition from other insurers and financial services companies;

•	declines in financial strength ratings;

•	changes in the regulatory environment at the state or federal level;

•	adverse findings in litigation or other legal proceedings;

•	receipt of dividends from our subsidiaries;

•	adequacy of the diversification of geographic or industry risk;

•	adequacy of matching between assets and liabilities;

•	achievement of financial objectives, including growth of premiums, earnings, assets under management, return on equity, or expense management objectives; and

•	ability to attract and retain employee sales representatives and managers.

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

StanCorp Mortgage Investors originates, underwrites, and services small fixed-rate commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates fee income from the origination and servicing of commercial mortgage loans sold to institutional investors.

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

Fixed Maturity Securities Impairments.    The Company’s investment portfolio includes fixed maturity securities. When the fair value of a fixed maturity security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an impairment exists. The analysis considers the financial condition and near-term prospects of the issuer, as well as the value of any security we may have in the investment. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the fixed maturity security may be different than previously estimated, which could have a material effect on our results of operations and financial condition.

Reserves.    For all of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions and considerations concerning a number of factors, including:

•	the amount of premiums on existing business that we will receive in the future;

•	the rate of return on assets we purchase with premiums received;

•	expected number and duration of claims;

•	expenses; and

•	persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

In particular, our group and individual long term disability reserves are sensitive to assumptions and considerations regarding the following factors:

•	claim incidence rates;

•	claim termination rates;

•	market interest rates used to discount expected future claim payments and premiums;

•	persistency rates;

•	the amount of the monthly benefit paid to the insured (less deductible income, such as Social Security Disability Income payments received by the insured);

•	expense rates including inflation; and

•	historical delay in reporting of claims incurred.

Assumptions may vary by:

•	age and gender and, for individual policies, occupation class of the claimant;

•	year of issue for policy reserves or incurred date for claim reserves;

•	time elapsed since disablement; and

•	contract provisions and limitations.

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

Quarterly, we evaluate the appropriateness of the discount rate used to establish new long term disability claim reserves. We determine the discount rate based on the average new investment interest rate for the quarter less a margin to allow for reinvestment risk. If assets are subsequently reinvested at rates less than the established discount rate on the reserves, we could be required to increase our reserves.

Deferred Acquisition Costs and Value of Business Acquired.    Certain costs related to obtaining new business and acquiring blocks of business have been deferred to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, certain printing costs and certain variable field office expenses. Assumptions used in developing deferred acquisition costs and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability, which is significantly affected by premium renewal assumptions. These estimates are modified to reflect actual experience when appropriate. If actual persistency, withdrawals, interest rates, or profitability are inconsistent with our assumptions, we could be required to make adjustments to deferred acquisition costs and related amortization.

VOBA represents the discounted future profits of blocks of business assumed through reinsurance transactions. The value of business reinsured is amortized in proportion to future premiums or expected future profitability, as appropriate. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization.

Income Taxes.    The provision for income taxes includes amounts currently payable, deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Income taxes also include estimated amounts provided for potential adjustments related to Internal Revenue Service examinations of open years, generally when the tax law is subject to different interpretations. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon the settlement of an examination may differ from amounts previously estimated. Years currently open for audit by the Internal Revenue Service are 1996 through 2003.

Strategy and Competition

Our mission is to meet and exceed customers’ needs for financial products and services in growing markets where the application of specialized expertise creates potential for superior shareholder returns. We seek to offer select financial products and services to growth markets and to compete on expertise, differentiation, and service, while maintaining a strong financial position.

Based on 2002 insurance industry in force premium statistics for the United States, we have leading market positions in the following products:

•	fourth largest provider of group long term disability insurance

•	fifth largest provider of group short term disability insurance

•	ninth largest provider of group life insurance

•	ninth largest provider of individual disability insurance

Competition for our products comes primarily from other insurers and financial services companies such as banks, broker-dealers, and mutual funds. Some competitors have greater financial resources, offer a broader array of products, and may have higher financial strength ratings. Standard’s financial strength ratings as of July 2003 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings

•	A1 (Good) by Moody’s—5th of 16 ratings

•	A (Excellent) by A.M. Best—3rd of 13 ratings

•	AA- (Very Strong) by Fitch—4th of 16 ratings

We maintain a disciplined approach to pricing our products and services, which we believe has contributed to favorable premium persistency over time and our long-term financial growth. We also seek to diversify risk by geography, industry, customer size, and occupation of insured employees.

Business Developments

Effective October 1, 2002, Standard assumed through a reinsurance transaction the group disability and group life insurance business of Teachers Insurance and Annuity Association (“TIAA”). This block of business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals, and generated approximately $180 million in premiums in 2001. This block of business expanded our presence in the Eastern United States and increased our market share in the education and research sectors. Standard paid a ceding commission of approximately $75 million for the TIAA block and received approximately $705 million in assets and corresponding statutory liabilities. Approximately $60 million in VOBA was recorded upon closing of the transaction. The integration of the TIAA block of group disability and group life business was completed ahead of schedule during the second quarter of 2003.

Financial Objectives

Historically, StanCorp has publicly stated three financial objectives intended to provide a general overview of management’s expectations for trends in its financial performance. These objectives included non-GAAP measures such as net income excluding after-tax net capital gains and losses per diluted common share and return on equity excluding accumulated other comprehensive income. These non-GAAP measures are not provided in this filing as they are not permitted under the Securities and Exchange Commission’s new Regulation G—Disclosure of Non-GAAP Financial Measures. Moving forward, a general overview of our expectations for financial performance will be provided using the following measures:

•	Grow premiums, excluding premiums from new reinsurance transactions for the first twelve months after the transaction closes, by 10% to 12% per year. By this measure, premium growth was 8.4% for the six months ended June 30, 2003, compared to the same period in 2002. (Including premiums from the TIAA block reinsurance agreement totaling $82.6 million for the six months ended June 30, 2003, premium growth was 20.7%.) In light of the current economic environment, our 2003 annual results are likely to be slightly below our premium growth objective.

•

Grow net income 12% to 15% per year on a per diluted common share basis. For 2003, this objective includes expected earnings accretion from the TIAA block reinsurance agreement and the expense of stock-based employee compensation. Net income per diluted common share increased 43.6% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, due to net capital losses in 2002 totaling $20.7 million, primarily related to writing down our WorldCom holdings. We affirm our target for growth in net income of 12% to 15% per diluted common share for the six months ending

December 31, 2003, when compared to the same six months of the prior year, provided there are no material net capital gains or losses.

Consolidated Results of Operations

The following table sets forth consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Revenues:
Premiums	$406.0	$336.3	$807.3	$668.6
Net investment income	108.3	91.6	214.3	182.1
Net capital gains (losses)	3.7	(21.2)	2.6	(20.7)
Other	1.7	1.5	3.1	3.0

Total revenues	519.7	408.2	1,027.3	833.0

Benefits and expenses:
Benefits to policyholders	333.0	267.9	657.2	539.2
Interest credited	19.2	18.3	37.8	36.0
Operating expenses	66.5	57.5	136.4	113.5
Commissions and bonuses	36.5	31.7	72.0	66.1
Premium taxes	5.0	5.4	11.7	10.8
Interest expense	4.4	0.1	8.8	0.1
Net increase in deferred acquisition costs and value of business acquired	(2.2)	(3.6)	(3.4)	(9.8)

Total benefits and expenses	462.4	377.3	920.5	755.9

Income before income taxes	57.3	30.9	106.8	77.1
Income taxes	20.1	11.0	37.4	27.6

Net income	$37.2	$19.9	$69.4	$49.5

Premiums

Premiums increased $69.7 million, or 20.7%, for the second quarter of 2003 compared to the second quarter of 2002, and $138.7 million, or 20.7% for the six months ended June 30, 2003, compared to the same period in 2002. Premiums from the TIAA block reinsurance agreement totaled $41.2 million and $82.6 million, respectively, for the three and six months ended June 30, 2003. The remaining premium growth for both periods was a result of organic growth from our existing businesses. See “—Selected Segment Information.”

Net Investment Income

Net investment income, which is affected by changes in interest rates and levels of invested assets, increased $16.7 million, or 18.2%, in the second quarter of 2003 compared to the second quarter of 2002. The increase was primarily due to an increase in average invested assets and commercial mortgage loan prepayment fees, both of which were offset in part by declining portfolio yields.

•	Average invested assets totaled $6.67 billion for the second quarter of 2003, an increase of 29.3% compared to the second quarter of 2002. The increase in average invested assets included approximately $705 million in assets from the TIAA block reinsurance agreement and approximately $200 million in proceeds from the initial public debt offering used to fund the TIAA block reinsurance agreement. See “—Liquidity and Capital Resources—Financing.”

•	Commercial mortgage loan prepayment fees were $3.4 million and $2.0 million for the second quarters of 2003 and 2002, respectively. The level of commercial mortgage loan prepayment fees will vary depending on the overall interest rate environment. Prospectively, we expect the level of prepayments to decrease even in low interest rate environments as an increasing portion, currently approximately 25 percent, of our portfolio requires that the borrower pay a fee for prepayment during the term of the loan. The fee protects the Company’s original cash flow under the loan. Previously, our mortgage loans contained fixed pre-payment fees that did not always apply for the full term of the loan and therefore in certain circumstances prepayment could be beneficial to the borrower.

•	The portfolio yield for fixed maturity securities decreased to 6.01% at June 30, 2003, from 6.65% at June 30, 2002. The portfolio yield for commercial mortgage loans decreased to 7.65% at June 30, 2003, from 8.12 % at June 30, 2002.

Net investment income for the six months ended June 30, 2003 increased $32.2 million, or 17.7%, compared to the same period of the prior year, for the same reasons discussed above. Average invested assets totaled $6.50 billion for the six months ended June 30, 2003, and increased 28.6% over the same period in 2002. Commercial mortgage loan prepayment fees were $6.1 million and $3.9 million for the respective periods, and the portfolio yields decreased as noted above.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets, neither of which is likely to occur in regular patterns. Net capital gains were $3.7 million and $2.6 million for the three and six months ended June 30, 2003, compared to $21.2 million and $20.7 million in net capital losses for the three and six months ended June 30, 2002. In the second quarter of 2002, we recorded a $16.8 million impairment related to our holdings of WorldCom bonds.

Benefits to Policyholders and Interest Credited

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience, and the assumptions used to establish related reserves. Claims experience varies depending predominantly on incidence (number of claims) and duration (length of time a disability claim is paid). The assumptions used to establish the related reserves typically parallel the factors behind claims experience, as well as changes in recent new investment interest rates, which will affect the discount rate used to establish the reserves.

Benefits to policyholders and interest credited increased $66.0 million, or 23.1%, for the second quarter of 2003, compared to the second quarter of 2002, and increased $119.8 million, or 20.8%, for the six months ended June 30, 2003 compared to the same period in 2002. The primary factor causing this increase was the claims paid under the TIAA reinsurance agreement under which we assumed assets and corresponding statutory liabilities of approximately $705 million effective October 1, 2002. The second most significant factor affecting benefits to policyholders for the same periods was a decrease in the discount rate used to establish reserves on new long term disability claims. For reserves established on new claims during the second quarter of 2003, the discount rate was lowered 0.50% to 4.75%, which added approximately $4 million to policyholder benefits for the second quarter of 2003. Based on the current size of our reserves, the discount rate change will increase benefits to policyholders by approximately $4 million quarterly until new investment interest rates rise sufficiently to increase the discount rate on reserves established for new claims each quarter or until the increase in policyholder benefits is reflected in future pricing. It generally takes approximately 12 to 18 months to adjust contract pricing as most of the Company’s long term disability contracts have one or two year rate guarantees.

Operating Expenses

Operating expenses increased $9.0 million, or 15.7% for the second quarter of 2003, compared to the second quarter of 2002, and $22.9 million, or 20.2%, for the six months ended June 30, 2003, compared to the same period of the prior year. Operating expenses for the three and six months ended June 30, 2003 included transition administrative fees related to the TIAA block reinsurance agreement totaling $2.2 million and $8.1 million, respectively. We concluded the TIAA block reinsurance agreement transition during the second quarter of 2003 and anticipate no further transition administrative fees for the TIAA block reinsurance agreement. In addition, operating expenses increased during the three and six months ended June 30, 2003 primarily to support business growth.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which varies depending on the product and other factors such as the structure of the commission program. Also included are amounts remitted pursuant to reinsurance agreements. In addition to new sales, bonuses may vary depending on persistency, profitability, and size of in force business. Commissions and bonuses increased $4.8 million, or 15.1%, for the second quarter of 2003 compared to the second quarter of 2002, and $5.9 million, or 8.9%, for the six months ended June 30, 2003 compared to the same period in 2002. Increases for both comparative periods were primarily due to increased sales in the Individual Insurance and Retirement Plans segments, as well as reinsurance remittances for the TIAA acquisition.

Interest Expense

Interest expense was $4.4 million and $8.8 million for the three and six months ended June 30, 2003, respectively, compared to $0.1 million for each of the three and six month periods ended June 30, 2002. Late in the third quarter of 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes. Prior to that, our debt consisted mainly of periodic short-term borrowings. See “—Liquidity and Capital Resources—Financing Cash Flows.”

Net Increase in Deferred Acquisition Costs and Value of Business Acquired

The net deferral and amortization of acquisition costs and VOBA reduced expenses by $2.2 million and $3.6 million for the second quarters of 2003 and 2002 respectively, and by $3.4 million and $9.8 million for the six months ended June 30, 2003 and 2002, respectively. For the three and six months ended June 30, 2003, VOBA amortization related to the TIAA block reinsurance agreement totaled $2.5 million and $4.9 million, respectively. As the reinsurance agreement was effective October 1, 2002, there was no VOBA amortization for the TIAA block reinsurance agreement prior to the fourth quarter of 2002.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35%, because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. Income taxes also include estimated amounts provided for potential adjustments related to Internal Revenue Service examinations of open years, generally when the tax law is subject to different interpretations. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon the settlement of an examination may differ from amounts previously estimated. Years currently open for audit by the Internal Revenue Service are 1996 through 2003. The combined federal and state effective tax rates were 35.1% and 35.6% for the second quarters of 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the combined income tax rates were 35.0% and 35.8%, respectively.

Selected Segment Information

We operate through three segments: Employee Benefits—Insurance, Individual Insurance, and Retirement Plans. The following table sets forth selected information for each of these segments at or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Revenues:
Employee Benefits—Insurance segment	$439.9	$350.8	$877.4	$707.9
Individual Insurance segment	52.7	42.2	101.3	88.6
Retirement Plans segment	19.8	11.7	38.0	29.5
Other	7.3	3.5	10.6	7.0

Total revenues	$519.7	$408.2	$1,027.3	$833.0

Income (loss) before income taxes
Employee Benefits—Insurance segment	$43.3	$30.1	$86.4	$66.8
Individual Insurance segment	11.9	5.8	21.4	13.7
Retirement Plans segment	1.0	(6.5)	0.6	(6.6)
Other	1.1	1.5	(1.6)	3.2

Total income before income taxes	$57.3	$30.9	$106.8	$77.1

Reserves, other policyholder funds and separate account:
Employee Benefits—Insurance segment			$3,065.5	$2,154.2
Individual Insurance segment			2,285.9	2,145.3
Retirement Plans segment			2,131.1	1,769.9

Total reserves, other policyholder funds and separate account			$7,482.5	$6,069.4

Employee Benefits—Insurance Segment

As the largest of the Company’s three segments, Employee Benefits—Insurance premiums accounted for 93.1.% and 92.3% of the Company’s total premiums for the six months ended June 30, 2003 and 2002, respectively. Effective October 1, 2002, Standard assumed through a reinsurance transaction the group disability and group life insurance business of TIAA.

The Employee Benefits—Insurance segment sells disability and life insurance products to employer groups ranging in size from two lives to over 150,000 lives, and serves more than 33,000 employer groups representing more than 6.6 million employees. This segment also sells accidental death and dismemberment insurance, group dental insurance, and executive benefits income protection. According to industry statistics, over the past few years the group insurance market in the U.S. has grown 8% to 9% annually on average as measured by premiums.

Our group insurance products are sold by 159 sales representatives and managers, through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 42 field offices in principal cities of the United States. The field offices also provide underwriting, sales support and service through a field administrative staff of almost 250 employees. We plan to increase our sales force to 175 by the end of 2003 and 200 by the end of 2005.

Group long term disability insurance contributed approximately 46.4% of premiums for the segment for the six months ended June 30, 2003. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time. The Company’s basic long term disability product covers disabilities that occur both at work and elsewhere. In order to receive disability benefits, an employee must be continuously disabled for a specified waiting period, which generally ranges from 30 to 180 days. The benefits usually are reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation, and sick leave. The benefits also may be subject to certain maximum amounts and benefit periods.

Our long term disability products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverage at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates. Historically, the duration of approximately 50% of all claims filed under our long term disability policies is 24 months or fewer. However, claims caused by more severe disabling conditions may be paid over much longer periods, including up to normal retirement age or longer.

Group life and accidental death and dismemberment insurance contributed approximately 40.2% of premiums for the segment for the six months ended June 30, 2003. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to employees and their dependents. Accidental death and dismemberment insurance is usually provided in conjunction with group life and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group short term disability insurance contributed approximately 10.8% of premiums for the segment for the six months ended June 30, 2003. Group short term disability insurance provides partial replacement of earnings to insured employees who are disabled. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an employee may receive benefits. Maximum benefit periods generally do not exceed 26 weeks. Group short term disability benefits also may be reduced by other income, such as sick leave, that a disabled employee may receive. Our basic short term disability product generally covers non-occupational disabilities only.

Group dental insurance contributed approximately 4.4% of premiums for the segment for the six months ended June 30, 2003. Group dental products provide coverage to insured employees for preventive, basic and major dental expenses, and an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan, and a cost containment plan, which are differentiated by the level of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel.

Income before income taxes for the Employee Benefits—Insurance segment increased $13.2 million for the second quarter of 2003, compared to the second quarter of 2002, including $10.6 million related to net capital gains and losses. For the six months ended June 30, 2003 compared to the same period in 2002, income before income taxes increased $19.6, including $8.4 million related to net capital gains and losses. The following table sets forth selected financial data for the Employee Benefits—Insurance segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Revenues:
Premiums:
Group long term disability insurance	$173.2	$140.5	$348.2	$278.4
Group life and accidental death and dismemberment	151.7	121.0	301.7	238.0
Group short term disability insurance	40.3	36.6	80.9	71.5
Dental and other	16.7	17.4	33.2	36.2
Experience rated refunds (1)	(6.6)	(5.1)	(12.8)	(6.9)

Total premiums	375.3	310.4	751.2	617.2

Net investment income	62.0	48.6	123.7	96.9
Net capital gains (losses)	1.0	(9.6)	(0.5)	(8.9)
Other	1.6	1.4	3.0	2.7

Total revenues	439.9	350.8	877.4	707.9

Benefits and expenses:
Benefits to policyholders	311.0	248.4	615.3	496.5
Interest credited	1.4	1.1	2.6	2.5
Operating expenses	51.5	43.2	106.6	84.9
Commissions and bonuses	26.8	23.7	52.3	49.7
Premium taxes	4.9	5.3	11.4	10.6
Net (increase) decrease in deferred acquisition costs and value of business acquired	1.0	(1.0)	2.8	(3.1)

Total benefits and expenses	396.6	320.7	791.0	641.1

Income before income taxes	$43.3	$30.1	$86.4	$66.8

Benefit ratio (Benefits to policyholders and interest credited as a % of premiums)	83.2%	80.4%	82.3%	80.8%
Operating expense ratio (% of premiums)	13.7	13.9	14.2	13.8
Sales (annualized new premiums) (2)	$45.7	$43.9	$92.6	$109.1

(1)	Certain large group insurance contracts have provisions for premium adjustments that are based on claims experience.
(2)	New sales represent annual premiums that are expected to be earned over the first year the contract is in force.

Premiums for the Employee Benefits—Insurance segment increased 20.9% and 21.7% for the three and six months ended June 30, 2003, compared to the same periods of 2002. Premium growth for both comparative periods was affected by the TIAA block reinsurance agreement, which added premiums for the three and six months ended June 30, 2003, of $41.2 and $82.6 million, respectively. As the reinsurance agreement was effective October 1, 2002, there were no related premiums in the three and six months ended June 30, 2002.

Based on industry statistics, the employee benefits market has been growing 8% to 9% annually over the past few years. Growth in the employee benefits market comes primarily from employment growth, wage growth

(as premiums are based on salaries of covered employees) and new businesses adding coverages. With the industry growth opportunity and our single digit market share, we were able to meet or exceed our target premium growth objective of 10% to 12% annually in 2000 and 2001 through new sales and growth of our existing customers, as well as growth from increasing market share. However, economic uncertainties, slower employment growth, and the impact of rising medical costs on employer budgets for employee benefits had a slowing effect on our sales and premium growth in 2002 and the first half of 2003 compared to our sales and premium growth in 2000 and 2001. In addition, we have experienced some decline in premium persistency in 2003 that we attribute to price sensitivity on the part of customers in general and as a result of rate increases on existing business that was not meeting our return objectives. Depending on economic conditions, market competitiveness, and interest rates (to the extent that lower investment income requires increased premium rates to maintain profitability), sales and premium growth may continue at a slower rate than we experienced in 2000 and 2001.

Net investment income for the segment increased $13.4 million, or 27.6%, for the second quarter of 2003 compared to the second quarter of 2002, and $26.8 million, or 27.7%, for the six months ended June 30, 2003, compared to the same period in 2002. The increases for both comparative periods resulted primarily from an increase in average invested assets supporting the segment of 50.3% and 45.1% for the same respective periods, offset in part by declines in portfolio yields. The increase in average invested assets included approximately $705 million in assets from the TIAA block reinsurance agreement and approximately $200 million in proceeds from the initial public debt offering used to fund the TIAA block reinsurance agreement. See “—Liquidity and Capital Resources—Financing Cash Flows.

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience, and the assumptions used to establish related reserves. Claims experience varies depending predominantly on incidence (number of claims) and duration (length of time a disability claim is paid). The assumptions used to establish the related reserves typically parallel the factors behind claims experience, as well as changes in recent new investment interest rates, which will affect the discount rate used to establish the reserves.

Benefits to policyholders and interest credited increased $62.9 million, or 25.2%, for the second quarter of 2003 compared to the second quarter of 2002, and $118.9 million, or 23.8%, for the six months ended June 30, 2003, compared to the same period in 2002. The primary factor causing this increase was the claims paid under the TIAA block reinsurance agreement under which we assumed liabilities of approximately $705 million effective October 1, 2002. The second most significant factor affecting benefits to policyholders for the same periods was a decrease in the discount rate used to establish reserves on new long term disability claims. For reserves established on new claims during the second quarter of 2003, the discount rate was lowered 0.50% to 4.75%, which added approximately $4 million to policyholder benefits for the second quarter of 2003. Based on the current size for our reserves, the discount rate change will increase benefits to policyholders by approximately $4 million quarterly until new investment interest rates rise sufficiently to increase the discount rate on reserves established for new claims each quarter or until the increase in policyholder benefits is reflected in future pricing. It generally takes approximately 12 to 18 months to adjust contract pricing as most of the Company’s long term disability contracts have one or two year rate guarantees.

Claims experience for this segment can be volatile from quarter to quarter. The benefit ratio (the ratio of policyholder benefits including interest credited to premiums) was 83.2% and 80.4% for the second quarters of 2003 and 2002, respectively. For the second quarter of 2002, both incidence and duration were favorable as reflected by the 80.4% benefit ratio, which is below our expected range of 82% to 84%. Incidence and duration were more in line with our expected range for the second quarter of 2003, and in combination with the $4 million effect of the decrease in discount rate, resulted in a benefit ratio of 83.2% for the period. The benefit ratio was 82.3% and 80.8% for the six months ended June 30, 2003 and 2002, respectively, and reflects these same trends. There have been no adverse trends in the incidence or duration of claims and we have seen no historical correlation between our overall paid claims experience and trends in economic conditions. We continue to closely monitor claims and will make adjustments to premiums, as necessary, in accordance with emerging experience.

Operating expenses increased $8.3 million, or 19.2%, for the second quarter of 2003 compared to the second quarter of 2002, and $21.7 million, or 25.6%, for the six months ended June 30, 2003, compared to the same period in 2002. Operating expenses for the three and six months ended June 30, 2003 included transition administrative fees related to the TIAA block reinsurance agreement totaling $2.2 million and $8.1 million, respectively. We concluded the TIAA block reinsurance agreement transition during the second quarter of 2003 and anticipate no further transition administrative fees for the TIAA block reinsurance agreement. In addition, operating expenses increased during the three and six months ended June 30, 2003 primarily to support business growth.

Commissions and bonuses primarily represent sales-based compensation, which varies depending on the product and other factors such as the structure of the commission program. In addition to new sales, bonuses may vary depending on persistency, profitability, and size of in force business. Also included are amounts remitted pursuant to reinsurance agreements. In addition to new sales, bonuses may vary depending on persistency, profitability, and size of in force business. Commissions and bonuses increased $3.1 million, or 13.1%, in the second quarter of 2003 compared to the second quarter of 2002, and $2.6 million, or 5.2%, for the six months ended June 30, 2003, compared to the same period in 2002.

The net decrease in deferred acquisition costs and VOBA was $1.0 million for the second quarter of 2003 compared to a net increase of $1.0 million for the second quarter of 2002, and a net decrease of $2.8 million for the six months ended June 30, 2003 compared to a net increase of $3.1 million for the same period in 2002. For the three and six months ended June 30, 2003, VOBA amortization related to the TIAA block reinsurance agreement totaled $2.5 million and $4.9 million, respectively. As the reinsurance agreement was effective October 1, 2002, there was no VOBA amortization for the TIAA block reinsurance agreement prior to the fourth quarter of 2002.

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. Our disability income insurance products are sold nationally through master general agents and brokers, primarily to physicians, lawyers, other professionals, executives, and small business owners. Non-cancelable policies, guaranteeing the customer a fixed premium rate for the life of the contract, represented 87% of recent sales, based on annualized new premiums. This segment also sells business overhead expense coverage, which reimburses a business for covered operating expenses when the insured is disabled, and business equity buy-out coverage, which provides funds for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability.

Fixed-rate annuities are distributed through master general agents, brokers, and financial institutions. The target market is any individual seeking conservative investments for retirement or other savings, or guaranteed fixed payments. The segment’s products include deferred annuities with interest rate guarantees ranging from one to six years and a full array of single premium immediate annuity income payment options.

Two transactions were completed in 2000 and 2001 for this segment. Effective October 1, 2000, Standard assumed through a reinsurance transaction a block of individual disability insurance business for which the Company possesses economies of scale, market differentiation, and expertise from Minnesota Life Insurance Company (“Minnesota Life”). Effective January 1, 2001, Standard ceded to Protective Life Insurance Company, through a reinsurance agreement, its individual life insurance product line, for which Standard did not possess economies of scale.

The maximum retention for individual disability policies is generally $3,500 monthly benefit per individual, except for certain policies assumed from Minnesota Life that have a maximum retention limit of $6,000 monthly benefit per individual, which was established by a reinsurance agreement entered into effective July 1, 2002. The reinsurance agreement also affects our financial statements depending upon actual claims experience. For statement periods beginning July 1, 2003 and thereafter, the reinsurance agreement will result in a reduction to premium, which we expect to approximate $13 million annually. The reduction to benefits to policyholders will be dependent upon the magnitude of actual claims incurred that are covered by the agreement but the expected reduction is $12 million per year. Overall, the expected effect of the reinsurance agreement on income before income taxes is a reduction of $1 million annually.

Income before income taxes for the Individual Insurance segment increased $6.1 million for the second quarter of 2003, compared to the second quarter of 2002, including $5.2 million related to capital gains and losses. Income before income taxes for the Individual Insurance segment increased $7.7 million for the six months ended June 30, 2003 compared to the same period in 2002, including $6.4 million related to capital gains and losses. The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Revenues:
Premiums:
Annuities	$0.7	$0.9	$0.8	$1.8
Disability	24.3	19.8	44.5	39.3

Total premiums	25.0	20.7	45.3	41.1
Net investment income	27.3	26.3	54.5	52.2
Net capital gains (losses)	0.3	(4.9)	1.4	(5.0)
Other	0.1	0.1	0.1	0.3

Total revenue	52.7	42.2	101.3	88.6
Benefits and expenses:
Benefits to policyholders	19.9	17.2	37.7	38.6
Interest credited	9.0	8.9	18.1	17.0
Operating expenses	6.4	5.9	12.8	11.7
Commissions and bonuses	7.4	6.7	14.9	13.0
Premium taxes	0.1	0.1	0.3	0.2
Net increase in deferred acquisition costs and value of business acquired	(2.0)	(2.4)	(3.9)	(5.6)

Total benefits and expenses	40.8	36.4	79.9	74.9

Income before income taxes	$11.9	$5.8	$21.4	$13.7

Annuity assets under management			$852.7	$734.0
Benefit ratio (Benefits to policyholders as % of premiums)	79.6%	83.1%	83.2%	93.9%
Operating expense ratio (% of revenue)	12.1	14.0	12.6	13.2
Sales (annuity deposits)	$26.9	$21.9	$56.7	$38.6
Sales (annualized new disability premiums)	3.8	2.8	6.7	5.3

Individual disability sales were substantially affected by changes in distribution as a result of the two reinsurance transactions for this segment in 2000 and 2001, including the addition of a national marketing agreement with Minnesota Life for individual disability products. Distribution channels for disability and fixed rate annuity sales have expanded in recent years.

Annuity sales (which are recorded primarily as deposits of policyholder funds and not premiums) increased in the second quarter of 2003 compared to the second quarter of 2002, but slowed compared to recent quarters. In many states, we are required to credit a minimum rate of interest to contract holders. In the current low interest rate environment, we were unable to achieve sufficient margin on certain products and therefore have ceased offering those products until interest rates recover. Fixed rate annuity sales will vary depending on movement in interest rates, the equity markets, and the level of economic uncertainties.

Disability premiums increased 22.7% and 13.2%, for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. Sales and premium increases resulted both from the distribution changes and the national marketing agreement with Minnesota Life discussed above. In addition, we had favorable claims experience for policies reinsured under an experience rated reinsurance agreement. As a result, premiums for the three and six months ended June 30, 2003 included an increase in premiums of $2.9 million and $1.6 million, respectively, compared to a $6.5 million reduction which would have been anticipated under the reinsurance agreement had we had normal claims experience for the same comparative periods.

Net investment income increased $1.0 million, or 3.8%, in the second quarter of 2003 compared to the second quarter of 2002, and $2.3 million, or 4.4%, for the six months ended June 30, 2003, compared to the same period in 2002, primarily due to growth in average invested assets supporting this segment of $212.5 million for the second quarter of 2003 and $251.4 million for the six months ended June 30, 2003, offset by declines in portfolio yields. The increase in average invested assets resulted primarily from sales of annuities.

Benefits to policyholders increased $2.7 million, or 15.7%, in the second quarter of 2003 compared to the second quarter of 2002, and decreased $0.9 million, or 2.3%, for the six months ended June 30, 2003, compared to the same period in 2002. Beyond premium growth, the most significant drivers of benefits to policyholders are claims experience (including claims incidence and duration) and the assumptions used to establish related reserves. For all periods shown in the table above, claims incidence and duration were more favorable than our expectation for the individual benefit ratio. Claims for this segment can also be volatile from quarter to quarter. We reaffirm our expected benefit ratio for this segment to be in the range of 85% to 100%.

Commissions and bonuses primarily represent sales-based compensation, and vary depending on the product, whether the sale is in its first year or a renewal year, and other factors such as the structure of the commission program. Commissions and bonuses increased $0.7 million, or 10.4%, in the second quarter of 2003 compared to the second quarter of 2002, and $1.9 million, or 14.6%, for the six months ended June 30, 2003, compared to the same period in 2002, corresponding with related increases in sales and premiums discussed above.

Retirement Plans Segment

The Retirement Plans segment offers full-service 401(k) products, defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium sized employers. Our 401(k) plans, which are our primary retirement plan product, offer participants a fixed income investment option, managed by Standard, and third-party brand name mutual funds. Mutual funds are offered from American Century, Brandywine Fund, Inc., Citizens Funds, Columbia, Federated, Fidelity Investments, Franklin Templeton, Harbor Fund, Hotchkis and Wiley Funds, Janus, Morgan Stanley, Neuberger Berman, Pimco Funds, Sterling Capital Management, T. Rowe Price, TCW Galileo Funds, Inc., and The Vanguard Group.

The Retirement Plans segment sells products and services primarily through brokers, employee benefit consultants, and other distributors served by our sales representatives throughout the U.S. Most of our retirement plans customers receive both financial and record-keeping services, although either may be provided on a stand-alone basis. Approximately 68% of plan sponsors use StanCorp Investment Advisers, Inc. to provide fund performance analysis and selection support. Standard has been recognized for our consistent, excellent service in surveys conducted by 401kExchange.com and Plan Sponsor Magazine.

The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets under management, and investment margin on general account assets under management (fixed-income investment option). The investment margin is the excess of net investment income over related interest credited to policyholders. In addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be designated by plan participants at the time of retirement.

Our retirement plans business provides favorable business diversification from a risk-based capital perspective as inherent product risks are of a different nature than the Company’s other major product lines. As a result of this diversification of risk, the capital requirement attributable to business growth in this segment is not incrementally significant. Developing significant future profitability from the segment is dependent upon increasing assets under management to improve economies of scale. Management estimates that this segment will reach sustainable profitability when assets under management reach approximately $2.5 billion.

Income before income taxes increased $7.5 million for the second quarter of 2003, compared to the second quarter of 2002, including $6.8 million related to net capital gains and losses. Income before income taxes increased $7.2 million for the six months ended June 30, 2003 compared to the same period in 2002, including $5.8 million related to net capital gains and losses. The following table sets forth selected financial data for the Retirement Plans segment at or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Revenues:
Premiums	$5.7	$5.2	$10.8	$10.3
Net investment income	14.0	13.2	28.2	26.0
Net capital gains (losses)	0.1	(6.7)	(1.0)	(6.8)

Total revenues	19.8	11.7	38.0	29.5

Benefits and expenses:
Benefits to policyholders	2.1	2.3	4.2	4.1
Interest credited	8.8	8.1	17.1	16.2
Operating expenses	6.8	6.7	13.6	13.5
Commissions and bonuses	2.3	1.3	4.8	3.4
Net increase in deferred acquisition costs	(1.2)	(0.2)	(2.3)	(1.1)

Total benefits and expenses	18.8	18.2	37.4	36.1

Income (loss) before income taxes	$1.0	$(6.5)	$0.6	$(6.6)

Interest credited (% of net investment income)	62.9%	61.4%	60.6%	62.3%
Operating expense ratio (% of average assets under management)	1.4	1.5	1.4	1.5
Assets under management:
General account			$835.1	$713.0
Separate account			1,296.1	1,056.9

Total			$2,131.2	$1,769.9

Premiums for this segment include plan administration fees, fees based on average market values of assets under management, and premiums for life contingent annuities sold. Assets under management for this segment exceeded the $2 billion mark for the first time this quarter, primarily due to higher market values of equity investments on the separate account, backed by continued strong deposit growth and good customer retention. As a result, administration fees based on the market value of assets increased $0.6 million and $1.0 million for the three and six months ended June 30, 2003 compared to the same periods in 2002.

Net investment income, which includes the return on general account assets under management for this segment, increased $0.8 million, or 6.1%, in the second quarter of 2003 compared to the second quarter of 2002, and $2.2 million, or 8.5%, for the six months ended June 30, 2003, compared to the same period in 2002. The increases in both comparative periods were due to corresponding increase in the general account assets under management of 17.1% as of June 30, 2003 compared to June 30, 2002.

Operating expenses remained relatively stable for the comparative three and six month periods ended June 30, 2003 compared to 2002. Stable operating expenses in light of increased assets under management, as shown by the decreasing operating expense ratios for both comparative periods, reflect both increasing equity market values and a good utilization of the fixed cost structure for our current level of operations.

Other

StanCorp’s other businesses reported income before income taxes of $1.1 million for the second quarter of 2003, compared to $1.5 million for the second quarter of 2002. StanCorp’s other businesses recorded $2.3 million in net capital gains in the second quarter of 2003, primarily related to the sale of real estate. There were no capital gains or losses recorded by StanCorp’s other businesses in the second quarter of 2002. Income before income taxes for other businesses in the second quarter of 2003 also included interest expense of $4.4 million on long-term debt, which was not outstanding in the second quarter of 2002.

StanCorp’s other businesses reported a loss before income taxes of $1.6 million for the six months ended June 30, 2003, compared to income before income taxes of $3.2 million for the same period in 2002. StanCorp’s other businesses recorded $2.7 million in net capital gains in the six months ended June 30, 2003, primarily related to the sale of real estate. There were no capital gains or losses recorded by StanCorp’s other businesses in the first six months of 2002. Income before income taxes for other businesses for the six months ended June 30, 2003 included interest expense of $8.8 million on long-term debt, which was not outstanding during the first six months of 2002.

Other businesses include StanCorp Mortgage Investors, which on a standalone basis contributed income before income taxes of $2.8 million and $5.3 million for the three and six months ended June 30, 2003 compared to $1.6 million and $3.0 million for the same periods in 2002. Supporting both internal and external investor demand, StanCorp Mortgage Investors originated a record $226.5 million of commercial mortgage loans in the second quarter of 2003, a 70.4% increase over the same period a year ago. In addition to our own originations, we purchased $33.8 million of commercial mortgage loans in the second quarter of 2003.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operations is net income adjusted for noncash items and accruals primarily related to net unrealized capital gains and losses, deferred income taxes, changes in reserves, and other assets and liabilities. Net cash provided by operating activities was $157.7 million and $209.9 million for the six months ended June 30, 2003 and 2002, respectively. Operating cash flow provided for 2002 was $380.4 million.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated.

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long term reserves makes it possible to allocate a significant portion of invested assets to long-term fixed-rate investments, including commercial mortgage loans. The ability to allocate a significant portion of investments to commercial mortgage loans, combined with StanCorp Mortgage Investors’ unique expertise with respect to its market niche for commercial mortgage loans, provides the ability to obtain higher yields on the overall investment portfolio.

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit investments to bonds and other fixed maturity securities, commercial mortgage loans, common and preferred stock, and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the insurance subsidiaries’ boards of directors. The Company does not currently use derivatives, such as interest rate swaps, currency swaps, futures, or options, to manage interest rate risk or for speculative purposes, but may use such instruments to manage interest rate risk in the future. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for transactions that are more significant. Transactions are reported quarterly to the finance and operations committee of the board of directors for Standard and to the audit committee of the board of directors for The Standard Life Insurance Company of New York.

Net cash used in investing activities was $470.7 million and $374.0 million for the six months ended June 30, 2003 and 2002, respectively. Net cash outflows for the six months ended June 30, 2003, included investments in fixed maturity securities related to proceeds from the TIAA block reinsurance agreement and approximately $200 million from the initial public debt offering, both of which were received late in 2002. Commercial mortgage loan originations for the six months ended 2003 totaled $433.7 million. We target our investment portfolio to be approximately 60% fixed maturity securities and 40% commercial mortgage loans. Currently, our portfolio includes approximately 68% fixed maturity securities and 31% commercial mortgage loans, which is a function of a short term emphasis on fixed maturity securities in order to rapidly invest the TIAA block reinsurance agreement and initial public debt offering proceeds. Over time, we will allocate a larger portion of cash flows to commercial mortgage loans to move our portfolio allocation closer to our target.

Our fixed maturity securities totaled $4.61 billion at June 30, 2003. We believe that we maintain prudent diversification across industries, issuers, and maturities. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) as of June 30, 2003. The percentage below investment-grade decreased to 3.0% at June 30, 2003 from 3.2% at March 31, 2003, both percentages being well below industry averages. Our holdings in any issuer that we view as potentially troubled continue to be at the issuer’s operating company level, rather than the issuer’s holding company level, or secured by assets.

At June 30, 2003, our fixed maturity securities portfolio had gross unrealized capital gains of $397.6 million and gross unrealized capital losses of $5.0 million. Unrealized losses can be indicative of impairment concerns, or can simply reflect the acquisition of fixed maturity securities at interest rates lower than those currently available.

At June 30, 2003, fixed-rate commercial mortgage loans in our investment portfolio totaled $2.13 billion. Collateralized properties in the commercial mortgage loan portfolio included the following at June 30, 2003:

•	50.1% retail properties;

•	23.3% industrial properties;

•	19.0% office properties; and

•	7.6% commercial, apartment and agricultural properties.

The average loan to value ratio of the overall portfolio was 59% at June 30, 2003, and the average loan size was $0.7 million. The Company receives personal recourse on almost all loans. At June 30, 2003, there were four loans in the process of foreclosure, totaling $2.8 million. We have low loan to value ratios on these loans and do not expect material losses upon resolution. We had a net balance of restructured loans of $3.3 million at June 30, 2003 and a commercial mortgage loan loss reserve of $3.6 million. The delinquency and loss performance of the Company’s commercial mortgage loan portfolio have been consistently better than industry averages as reported by the American Council of Life Insurance. The performance of the Company’s commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of the Company’s commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows.

The commercial mortgage loan portfolio is collateralized by properties located in the Western region representing 57.0% of the portfolio, the Central region representing 23.7% of the portfolio, and the Eastern region representing 19.3% of the portfolio. Commercial mortgage loans in California account for 39.0% of our commercial mortgage loan portfolio at June 30, 2003. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

To date, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. However, if economic conditions in California worsen, we may experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which may have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows.

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

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2003, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 4.75% to 7.25%, totaling $159.3 million. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to its disapproval of a commitment requirement, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $126.6 million for the six months ended June 30, 2003, compared to net cash used in financing activities of $25.3 million for the six months ended June 30, 2002. Net cash provided for the six months ended June 30, 2003, primarily reflects higher individual annuity sales in the Individual Insurance segment and higher deposits into the Retirement Plans segment general account assets, both of which reflected increased consumer interest in fixed-income investments during that time period.

As our prior line of credit expired in June of 2003, we entered into two new unsecured credit agreements for $75 million each with credit availability totaling $150 million, available through June 28, 2004. Under the credit agreements, the Company is subject to customary covenants, including limitations on indebtedness, financial liquidity and risk-based capital. Covenants, representations and warranties and events of defaults are essentially the same in both agreements, and are similar to but less restrictive than the terms in the previous line of credit. At June 30, 2003, the Company was in compliance with all such covenants and had $20.1 million outstanding on the lines of credit. The Company is not required to maintain compensating balances, but pays commitment fees. Interest charged for use of the facilities is based on either the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate (“LIBOR”) at the time of borrowing plus an incremental basis point charge which varies by agreement, type of borrowing and the amount outstanding on the lines. At June 30, 2002, $81.9 million was outstanding on a previous line of credit. The Company currently has no commitments consisting of standby letters of credit, standby repurchase obligations, or other related commercial commitments.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October, beginning in 2003. Approximately $200 million of the debt offering proceeds were used to fund the TIAA block reinsurance agreement by Standard including the $75 million ceding commission and $125 million to maintain Standard’s risk-based capital at the Company’s targeted level. The remaining proceeds were used to pay our annual dividend to shareholders, to fund a modest level of share repurchases and for general corporate purposes. Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide debt ratings on our senior debentures. As of July 2003, ratings from these agencies were BBB+, Baa1, A-, and bbb+, respectively.

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of dividends from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate capital and Oregon law. See “—Risk-Based Capital”. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the “Oregon Department”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the twelve-month period ended on the December 31st last preceding. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Department broad discretion to disapprove requests for dividends in excess of these limits.

The amount available for payment of dividends by Standard in 2003 without prior approval of the Oregon Department is $80.8 million payable after February 25, 2003. In February 2003, Standard’s board of directors approved and paid a dividend of $65 million to StanCorp. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2003.

Statutory net gain from insurance operations before taxes was $55.0 million and $98.1 million for the three and six months ended June 30, 2003, respectively, compared to $42.5 million and $85.1 million for the three and six months ended June 30, 2002. Capital and surplus, excluding asset valuation reserve, totaled $840.7 million and $663.1 million for the six months ended June 30, 2003 and 2002, respectively.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. There were no share repurchases during the second quarter of 2003. Shares of our common stock repurchased during the six months ended June 30, 2003 totaled 162,300 at a total cost of $8.0 million, for a volume-weighted-average price of $49.15 per common share. At June 30, 2003, approximately 244,000 shares were remaining under the currently authorized share repurchase program, which expires December 31, 2003.

Beginning in 2002, StanCorp’s board of directors approved paying annual, rather than quarterly, dividends to shareholders. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the insurance subsidiaries, and the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by StanCorp’s board of directors.

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

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at June 30, 2003 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets actually held.

The duration of our invested assets was well matched to the duration of our liabilities, approximating 5.5 and 5.9, respectively, at June 30, 2003. Our investments are either generally not callable or have prepayment penalties. As a percentage of our fixed maturity investments, callable bonds were 2.03% at June 30, 2003.

Financial Strength Ratings

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including our company. In addition, our debt ratings on our senior notes are tied to our financial strength ratings. A ratings downgrade could increase our surrender levels, adversely affect our ability to market our products, and also could increase future debt costs. Financial strength ratings are based primarily on statutory financial information. Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide assessments of our overall financial position.

Standard’s financial strength ratings as of July 2003 were:

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

Our internal target for RBC ratios for the Company’s insurance subsidiaries is 265% to 275% of the Company action level, which is 530% to 550% of the authorized control level. At June 30, 2003, the RBC levels of the Company’s insurance subsidiaries were well in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies and in excess of the Company’s internal target.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2001, through June 30, 2003, aggregated $0.3 million. At June 30, 2003, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

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

The primary purpose of ceding reinsurance is to limit losses from large exposures. The maximum retention limit per individual for group life and accidental death and dismemberment policies combined is $500,000. For group disability policies, the maximum retention limit is $10,000 gross monthly benefit per individual. Except for certain policies in the Minnesota Life block of business, the maximum retention for individual disability policies is generally $3,500 monthly benefit per individual. On certain policies in with the Minnesota Life block Standard has a maximum retention limit of $6,000 monthly benefit per individual.

Standard is a party to a reinsurance and third party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) to market Northwestern Mutual’s group long term and short term disability products using Northwestern Mutual’s agency distribution system. Generally, Standard assumes reinsurance for 60% of the risk, and receives 60% of the premiums for the policies issued. In addition to assuming reinsurance risk, Standard provides product design, pricing, state regulatory filings, underwriting, legal support, claims management, and other administrative services under the arrangement.

Standard and Ameritas entered into a reinsurance agreement effective June 1, 2002, that provides for approximately 15% of the net dental premiums written by Standard to be ceded to Ameritas. See “—Selected Segment Information—Employee Benefits—Insurance Segment”.

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

The Terrorism Risk Insurance Act of 2002 provides for federal government assistance, to property and casualty insurers, in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. The legislation also provides for the United States Treasury Department to conduct an expedited study to determine if there should be federal assistance for group life insurers in the event of material losses due to terrorist acts. Group life insurance represents a significant portion of our revenues and income. Concentration of risk is inherent in the group life insurance products we offer and we have group life insurance exposure to certain customers in amounts in excess of our catastrophe reinsurance coverage. Without government assistance, terrorist acts could have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 9, Contingencies and Commitments.”

New and Adopted Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 4, Stock-Based Compensation and Note 10, Accounting Pronouncements.”

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Company since those reported at December 31, 2002, in the Company’s Annual Report on Form 10-K.

ITEM 4:    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.    Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to allow timely decisions regarding required disclosure.

(b)    Changes in internal control.    There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter or that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

None

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders, held May 5, 2003, two matters were submitted to a vote: the election of four directors to serve for three-year terms expiring in 2006, one director to serve for a one-year term expiring in 2004, and one director to serve a two-year term expiring in 2005 as listed in the proxy statement, and the ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the current year. The results of the voting on these matters follow:

1.	Election of Class 1 Directors:
	Votes For	Votes Withheld
Virginia L. Anderson	20,434,391	215,789
Richard Geary	20,323,325	326,855
Peter O. Kohler, M.D.	20,231,378	418,802
Eric E. Parsons	20,434,733	215,447
Election of Class II Director:
Barry J. Galt	20,433,620	216,560
Election of Class III Director:
Douglas T. Maines	20,430,523	219,657
2. Ratification of the Appointment of Independent Auditors	20,082,332	511,785

ITEM 5:    OTHER INFORMATION

None

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit Index

Exhibit 10.1    Credit Agreement Between StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 30, 2003, $75,000,000

Exhibit 10.2    Credit Agreement Between StanCorp Financial Group, Inc. and Keybank National Association Dated as of June 30, 2003, $75,000,000

Exhibit 12.1    Statement Regarding Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current report on Form 8-K filed with the SEC on July 24, 2003 (responding to Item 7 and 9)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2003	By:	/s/ ERIC E. PARSONS

Eric E. Parsons President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2003	By:	/s/ CINDY J. MCPIKE

Cindy J. McPike Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
10.1	Credit Agreement Between StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 30, 2003, $75,000,000	Filed herewith
10.2	Credit Agreement Between StanCorp Financial Group, Inc. and Keybank National Association Dated as of June 30, 2003, $75,000,000	Filed herewith
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith