Form 10-Q
period 2003-09-30
STANCORP FINANCIAL GROUP INC
filed 2003-11-05
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2003

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

As of October 30, 2003, there were 29,193,252 shares of the Registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Premiums	$405.3	$332.1	$1,212.6	$1,000.7
Net investment income	112.9	94.9	327.2	277.0
Net capital gains (losses)	5.4	(3.6)	8.0	(24.3)
Other	1.7	1.3	4.8	4.3

Total revenues	525.3	424.7	1,552.6	1,257.7

Benefits and expenses:
Benefits to policyholders	330.0	268.8	987.2	808.0
Interest credited	18.5	18.4	56.3	54.4
Operating expenses	68.4	59.3	204.8	172.8
Commissions and bonuses	35.6	33.2	107.6	99.3
Premium taxes	6.4	6.0	18.1	16.8
Interest expense	4.4	0.5	13.2	0.6
Net increase in deferred acquisition costs and value of business acquired	(3.3)	(4.4)	(6.7)	(14.2)

Total benefits and expenses	460.0	381.8	1,380.5	1,137.7

Income before income taxes	65.3	42.9	172.1	120.0
Income taxes	22.9	15.3	60.3	42.9

Net income	42.4	27.6	111.8	77.1

Other comprehensive income (loss), net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	(53.6)	75.3	46.3	92.6
Reclassification adjustment for net capital (gains) losses included in net income, net	(0.7)	0.2	(0.6)	2.0

Total	(54.3)	75.5	45.7	94.6

Comprehensive income (loss)	$(11.9)	$103.1	$157.5	$171.7

Net income per common share:
Basic	$1.46	$0.94	$3.86	$2.61
Diluted	1.45	0.93	3.82	2.58
Weighted-average common shares outstanding:
Basic	29,003,615	29,459,324	28,958,786	29,530,512
Diluted	29,314,274	29,767,536	29,261,704	29,856,774

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2003	December 31, 2002
A S S E T S
Investments:
Fixed maturity securities	$4,552.2	$4,134.4
Commercial mortgage loans, net	2,245.2	1,989.1
Real estate, net	61.2	64.6
Policy loans	4.9	5.3

Total investments	6,863.5	6,193.4

Cash and cash equivalents	32.6	206.8
Premiums and other receivables	73.6	79.6
Accrued investment income	86.9	77.1
Amounts recoverable from reinsurers	888.7	873.9
Deferred acquisition costs and value of business acquired, net	195.3	190.9
Property and equipment, net	72.4	74.7
Other assets	29.5	31.5
Separate account assets	1,414.3	1,018.6

Total assets	$9,656.8	$8,746.5

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$4,259.0	$4,114.9
Other policyholder funds	2,016.8	1,864.5
Deferred tax liabilities	176.0	164.7
Short-term debt	24.2	0.2
Long-term debt	256.9	259.0
Other liabilities	199.4	172.0
Separate account liabilities	1,414.3	1,018.6

Total liabilities	8,346.6	7,593.9

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 29,179,010 and 29,185,276 shares issued at September 30, 2003, and December 31, 2002, respectively	665.4	665.3
Accumulated other comprehensive income	193.1	147.4
Retained earnings	451.7	339.9

Total shareholders’ equity	1,310.2	1,152.6

Total liabilities and shareholders’ equity	$9,656.8	$8,746.5

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2002	29,782,966	$699.8	$33.3	$240.6	$973.7
Net income	—	—	—	111.0	111.0
Other comprehensive income, net of tax	—	—	114.1	—	114.1
Common stock:
Repurchased	(852,999)	(45.5)	—	—	(45.5)
Issued to directors	2,672	0.1	—	—	0.1
Issued under employee stock plans, net	252,637	10.9	—	—	10.9
Dividends declared on common stock	—	—	—	(11.7)	(11.7)

Balance, December 31, 2002	29,185,276	665.3	147.4	339.9	1,152.6

Net income	—	—	—	111.8	111.8
Other comprehensive income, net of tax	—	—	45.7	—	45.7
Common stock:
Repurchased	(173,200)	(8.6)	—	—	(8.6)
Issued to directors	2,200	0.1	—	—	0.1
Issued under employee stock plans, net	164,734	8.6	—	—	8.6

Balance, September 30, 2003	29,179,010	$665.4	$193.1	$451.7	$1,310.2

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2003	2002
Operating:
Net income	$111.8	$77.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized capital losses	2.7	21.1
Depreciation and amortization	25.3	19.2
Deferral of acquisition costs and value of business acquired, net	(6.8)	(17.4)
Deferred income taxes	(14.8)	(12.0)
Changes in other assets and liabilities:
Receivables and accrued income	(18.2)	13.8
Future policy benefits and claims	144.1	141.5
Other, net	25.4	87.0

Net cash provided by operating activities	269.5	330.3

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities	426.1	271.7
Commercial mortgage loans	460.2	324.9
Real estate	2.4	2.9
Costs of investments acquired or originated:
Fixed maturity securities	(782.1)	(784.8)
Commercial mortgage loans	(717.2)	(381.0)
Real estate	(1.5)	(0.6)
Property and equipment, net	(5.9)	(6.7)

Net cash used in investing activities	(618.0)	(573.6)

Financing:
Policyholder fund deposits	787.5	599.6
Policyholder fund withdrawals	(635.2)	(536.8)
Short-term debt	24.0	(81.3)
Long-term debt	(2.1)	246.1
Issuance of common stock, net	8.7	8.2
Repurchase of common stock	(8.6)	(25.6)

Net cash provided by financing activities	174.3	210.2

Decrease in cash and cash equivalents	(174.2)	(33.1)
Cash and cash equivalents, beginning of period	206.8	212.3

Cash and cash equivalents, end of period	$32.6	$179.2

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$68.4	$54.9
Income taxes	80.2	49.3

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.    ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

We were incorporated under the laws of Oregon as a parent holding company in 1998 and completed our initial public offering of our common stock on April 21, 1999. We conduct business through our subsidiaries, including Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc. We are based in Portland, Oregon and through our subsidiaries have the authority to underwrite insurance products in all 50 states.

Our largest subsidiary, Standard, underwrites group and individual disability insurance and annuity products, and group life, accidental death and dismemberment, and dental insurance. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000, and is licensed to provide long term and short term disability, life, accidental death and dismemberment, and dental insurance for groups in New York.

StanCorp Mortgage Investors originates, underwrites, and services small commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. As of September 30, 2003, StanCorp Mortgage Investors was servicing $2.25 billion in commercial mortgage loans for subsidiaries of StanCorp. Commercial mortgage loans serviced for other institutional investors and associated capitalized mortgage servicing rights totaled $680.5 million and $1.7 million, respectively at September 30, 2003.

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

2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2003, and for the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. Interim results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. This report should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

3.    NET INCOME PER COMMON SHARE

Basic net income per common share was calculated based on the weighted-average number of common shares outstanding. Net income per diluted common share reflects the potential effects of restricted stock grants and exercises of outstanding options. The weighted-average common share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. The computation of diluted weighted-average earnings per share does not include options with an option exercise price greater than the average market price because they are antidilutive (would increase earnings per share). Net income per diluted common share was calculated as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (in millions)	$42.4	$27.6	$111.8	$77.1

Basic weighted-average common shares outstanding	29,003,615	29,459,324	28,958,786	29,530,512
Stock options	243,241	256,312	229,850	272,580
Restricted stock	67,418	51,900	73,068	53,682

Diluted weighted-average common shares outstanding	29,314,274	29,767,536	29,261,704	29,856,774

Net income per diluted common share	$1.45	$0.93	$3.82	$2.58

4.    STOCK-BASED COMPENSATION

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” prospectively for director and employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from one to four years. Therefore, the cost related to stock-based compensation included in the determination of net income for the three and nine months ended September 30, 2003 and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the Company’s initial public offering in 1999. The following table illustrates the effect on net income and earnings per common share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions—except share data)
Net income, as reported	$42.4	$27.6	$111.8	$77.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5	—	1.1	—
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(1.2)	(2.8)	(3.4)

Pro forma net income	$41.8	$26.4	$110.1	$73.7

Net income per common share:
Basic—as reported	$1.46	$0.94	$3.86	$2.61
Basic—pro forma	1.44	0.90	3.80	2.50
Diluted—as reported	1.45	0.93	3.82	2.58
Diluted—pro forma	1.43	0.89	3.76	2.47

For purposes of determining the pro forma expense, the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions at September 30:

	2003	2002
Dividend yield	0.74%	0.74%
Expected stock price volatility	32.2-33.1	34.9
Risk-free interest rate	3.2-3.4	4.1
Expected option lives	6.5 years	6.5 years

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

	September 30, 2003	December 31, 2002
	(In millions)
Amortized cost	$4,246.0	$3,902.4
Unrealized:
Gains	311.7	254.3
Losses	(5.5)	(22.3)

Fair value	$4,552.2	$4,134.4

6.    NET CAPITAL GAINS (LOSSES)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets. For all investments, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost basis is other than temporary. We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment. Factors considered in evaluating whether a decline in value of fixed maturity securities is other than temporary include the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, and the value of any security interest we may have collateralized in the investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)
Net capital gains (losses):
Sale of investments	$5.5	$(3.6)	$10.7	$(3.2)
Other than temporary impairments	(0.1)	—	(2.7)	(21.1)

Net capital gains (losses)	$5.4	$(3.6)	$8.0	$(24.3)

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

Amounts reported as “Other” primarily include net capital gains and losses, return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on long-term debt and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include our commercial mortgage lending and other investment management subsidiaries.

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits— Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended September 30, 2003:
Revenues:
Premiums	$378.4	$21.1	$5.8	$—	$405.3
Net investment income	66.0	27.8	14.2	4.9	112.9
Net capital gains	—	—	—	5.4	5.4
Other	1.6	0.1	—	—	1.7

Total revenues	446.0	49.0	20.0	10.3	525.3

Benefits and expenses:
Benefits to policyholders	310.4	17.7	1.9	—	330.0
Interest credited	1.2	8.9	8.4	—	18.5
Operating expenses	52.6	6.9	7.0	1.9	68.4
Commissions and bonuses	25.7	7.7	2.2	—	35.6
Premium taxes	6.2	0.2	—	—	6.4
Interest expense	—	—	—	4.4	4.4
Net decrease (increase) in deferred acquisition costs and value of business acquired	1.8	(3.9)	(1.2)	—	(3.3)

Total benefits and expenses	397.9	37.5	18.3	6.3	460.0

Income before income taxes	$48.1	$11.5	$1.7	$4.0	$65.3

	Employee Benefits— Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Nine months ended September 30, 2003:
Revenues:
Premiums	$1,129.6	$66.4	$16.6	$—	$1,212.6
Net investment income	189.7	82.3	42.4	12.8	327.2
Net capital gains	—	—	—	8.0	8.0
Other	4.6	0.2	—	—	4.8

Total revenues	1,323.9	148.9	59.0	20.8	1,552.6

Benefits and expenses:
Benefits to policyholders	925.7	55.4	6.1	—	987.2
Interest credited	3.8	27.0	25.5	—	56.3
Operating expenses	159.2	19.7	20.6	5.3	204.8
Commissions and bonuses	78.0	22.6	7.0	—	107.6
Premium taxes	17.6	0.5	—	—	18.1
Interest expense	—	—	—	13.2	13.2
Net decrease (increase) in deferred acquisition costs and value of business acquired	4.6	(7.8)	(3.5)	—	(6.7)

Total benefits and expenses	1,188.9	117.4	55.7	18.5	1,380.5

Income before income taxes	$135.0	$31.5	$3.3	$2.3	$172.1

Total assets	$4,442.2	$2,713.1	$2,323.1	$178.4	$9,656.8

	Employee Benefits— Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended September 30, 2002:
Revenues:
Premiums	$308.9	$18.8	$4.4	$—	$332.1
Net investment income	51.1	27.1	13.4	3.3	94.9
Net capital losses	—	—	—	(3.6)	(3.6)
Other	1.3	—	—	—	1.3

Total revenues	361.3	45.9	17.8	(0.3)	424.7

Benefits and expenses:
Benefits to policyholders	249.3	17.1	2.4	—	268.8
Interest credited	1.3	8.9	8.0	0.2	18.4
Operating expenses	44.8	6.1	6.8	1.6	59.3
Commissions and bonuses	24.6	7.2	1.4	—	33.2
Premium taxes	5.8	0.2	—	—	6.0
Interest expense	—	—	—	0.5	0.5
Net increase in deferred acquisition costs and value of business acquired	(0.9)	(3.5)	—	—	(4.4)

Total benefits and expenses	324.9	36.0	18.6	2.3	381.8

Income (loss) before income taxes	$36.4	$9.9	$(0.8)	$(2.6)	$42.9

	Employee Benefits— Insurance	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Nine months ended September 30, 2002:
Revenues:
Premiums	$926.1	$59.9	$14.7	$—	$1,000.7
Net investment income	148.0	79.3	39.4	10.3	277.0
Net capital losses	—	—	—	(24.3)	(24.3)
Other	4.0	0.3	—	—	4.3

Total revenues	1,078.1	139.5	54.1	(14.0)	1,257.7

Benefits and expenses:
Benefits to policyholders	745.8	55.7	6.5	—	808.0
Interest credited	3.8	25.9	24.2	0.5	54.4
Operating expenses	129.7	17.8	20.3	5.0	172.8
Commissions and bonuses	74.3	20.2	4.8	—	99.3
Premium taxes	16.4	0.4	—	—	16.8
Interest expense	—	—	—	0.6	0.6
Net increase in deferred acquisition costs and value of business acquired	(4.0)	(9.1)	(1.1)	—	(14.2)

Total benefits and expenses	966.0	110.9	54.7	6.1	1,137.7

Income (loss) before income taxes	$112.1	$28.6	$(0.6)	$(20.1)	$120.0

Total assets	$3,153.7	$2,561.7	$1,821.2	$465.3	$8,001.9

8.    REINSURANCE OF BUSINESS

Effective October 1, 2002, Standard entered into a reinsurance agreement with Teachers Insurance and Annuity Association of America (“TIAA”) to assume its group disability and group life insurance business. The results of the reinsurance agreement have been included in the accompanying financial statements since the agreement’s effective date. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. In accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at September 30, 2003, was $733.9 million. Approximately $60 million in value of business acquired (“VOBA”) was capitalized related to the reinsurance agreement.

9.    CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of September 30, 2003. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

We currently have two unsecured credit agreements for $75 million each with credit availability totaling $150 million, expiring June 28, 2004. Both agreements were amended effective July 1, 2003. Under the credit agreements, the Company is subject to customary covenants, including limitations on indebtedness, financial liquidity, and risk-based capital. The Company is not required to maintain compensating balances, but pays commitment fees. Interest charged for use of the facilities is based on either the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate (“LIBOR”) at the time of borrowing plus an incremental basis point charge, which varies by agreement, type of borrowing and the amount outstanding on the lines. Standard, our largest operating insurance subsidiary, is a guarantor for the total amount of both credit agreements. At September 30, 2003, the Company was in compliance with all such covenants and had $22.2 million outstanding on the lines of credit. At September 30, 2002, there were no outstanding borrowings on the previous line of credit. The Company currently has no commitments consisting of standby letters of credit, standby repurchase obligations, or other related commercial commitments.

The Company has a loan guarantee under an agreement with an affiliated company of a subsidiary. The guarantee would require payment only in the event of default on payment by the debtor. The Company’s approximate obligation under this agreement would not exceed $15.0 million as of September 30, 2003.

10.    STATUTORY ACCOUNTING AND REGULATORY MATTERS

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the principal amount from StanCorp and issued a $200 million subordinated surplus note. Both transactions eliminate in consolidation. The extraordinary distribution is a reduction of the paid-in capital that was recorded in connection with StanCorp’s contribution to Standard in 2002 to fund the reinsurance agreement with TIAA to assume its group disability and group life insurance business. The surplus note matures in August 2018 and bears an interest rate of 6.44% per annum. The form of the surplus note complies with the requirements of The National Association of Insurance Commissioners (“NAIC”) with respect to surplus notes, including provisions requiring the approval of the Oregon Insurance Division for any payments of principal or interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders and trade creditors.

11.    ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities that generally have equity investment risk not sufficient to permit the entity to finance activities without additional subordinated financial support and equity investors that lack controlling financial interests. This interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the FASB recently extended the effective date to apply the provisions of FIN 46 until the end of the first interim or annual period ending after December 15, 2003. We are currently evaluating the potential impact of FIN 46 and estimate that had the interpretation been effective at December 31, 2002, the increase to our reported assets and liabilities would not have exceeded $50 million, primarily for entities not previously meeting consolidation criteria.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires. The following analysis of the consolidated financial condition and results of operations of StanCorp should be read in conjunction with the unaudited consolidated financial statements and related condensed notes thereto. See Part 1, Item 1, “Financial Statements.”

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

Forward-looking Statements

We have made in this Form 10-Q, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are not based on historical facts. These statements are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance, and are identified by words such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “anticipates,” or the negative of those words or other comparable terminology. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements related to:

•	adequacy of reserves established for future policy benefits;

•	claims experience and deterioration in morbidity, mortality and persistency;

•	concentration of risk inherent in group life products;

•	events of terrorism, natural disasters, or other catastrophic events;

•	availability and adequacy of reinsurance and catastrophe reinsurance coverage;

•	potential charges resulting from membership in a catastrophe reinsurance pool;

•	changes in interest rates or the condition of the national economy;

•	changes in employment or wage growth;

•	the impact of rising medical costs on employer budgets for employee benefits;

•	ability to successfully integrate business assumed through reinsurance;

•	ability of assumed business to perform as expected;

•	declines in asset credit quality and increases in delinquencies on bonds and commercial mortgage loans;

•	adequacy of investment reserves;

•	estimates of fair values of fixed maturity securities;

•	commercial mortgage loan illiquidity;

•	the level of mortgage prepayment activity;

•	concentration of commercial mortgage loan assets collateralized in California;

•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;

•	competition from other insurers and financial services companies;

•	declines in financial strength ratings;

•	changes in the regulatory environment at the state or federal level;

•	adverse findings in litigation or other legal proceedings;

•	receipt of dividends from our subsidiaries;

•	adequacy of the diversification of geographic or industry risk;

•	adequacy of matching between assets and liabilities;

•	achievement of financial objectives, including growth of premiums, earnings, assets under management including performance of equities in the separate account, return on equity, or expense management objectives; and

•	ability to attract and retain employee sales representatives and managers.

Given these uncertainties or circumstances, you should not place undue reliance on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

StanCorp, through its subsidiaries, is a leading provider of selected insurance and retirement plan products. We conduct business in all 50 states through our subsidiaries, including Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc.

Our largest subsidiary, Standard, was founded in 1906 and is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territories of Guam and the Virgin Islands. Standard offers group life, income protection insurance, and investment products and services including the following primary products:

•	Group long term and short term disability insurance

•	Group life and accidental death and dismemberment insurance

•	Group dental insurance

•	Individual disability insurance

•	Individual fixed-rate annuities

•	Retirement plans, including full-service 401(k) products, funded with group annuities

The Standard Life Insurance Company of New York was organized in 2000, and is licensed to provide long term and short term disability, life, accidental death and dismemberment, and dental insurance for groups in New York.

StanCorp Mortgage Investors originates, underwrites, and services small, fixed-rate commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors.

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

Reserves.    For all of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions and considerations concerning a number of factors, including:

•	the amount of premiums on existing business that we will receive in the future;

•	the rate of return on assets we purchase with premiums received;

•	expected number and duration of claims;

•	expenses; and

•	persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

In particular, our group and individual long term disability reserves are sensitive to assumptions and considerations regarding the following factors:

•	claim incidence rates;

•	claim termination rates;

•	discount rates used to value expected future claim payments and premiums;

•	persistency rates;

•	the amount of the monthly benefit paid to the insured (less deductible income, such as Social Security Disability Income payments received by the insured);

•	expense rates including inflation; and

•	historical delay in reporting of claims incurred.

Assumptions may vary by:

•	age and gender and, for individual policies, occupation class of the claimant;

•	year of issue for policy reserves or incurred date for claim reserves;

•	time elapsed since disablement; and

•	contract provisions and limitations.

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

Quarterly, we evaluate the appropriateness of the discount rate used to establish new long term disability claim reserves. We determine the discount rate based on the average rate of return on invested assets we acquire during the quarter less a margin to allow for reinvestment risk. If assets are subsequently reinvested at rates less than the established discount rate on the reserves, we could be required to increase our reserves.

Deferred Acquisition Costs and Value of Business Acquired.    Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing deferred acquisition costs and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability, which is significantly affected by premium renewal assumptions. These estimates are modified to reflect actual experience when appropriate. If actual persistency, withdrawals, interest rates, or profitability are inconsistent with our assumptions, we could be required to make adjustments to deferred acquisition costs and related amortization.

VOBA represents the discounted future profits of business assumed through reinsurance agreements. VOBA is amortized in proportion to future premiums or expected future profitability, as appropriate. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization.

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

Competition for our products comes primarily from other insurers and financial services companies such as banks, broker-dealers, and mutual funds. Some competitors have greater financial resources, offer a broader array of products, and may have higher financial strength ratings. See “—Liquidity and Capital Resources—Financing Cash Flows.”

We maintain a disciplined approach to pricing our products and services, which we believe has contributed to favorable premium persistency over time and our long term financial growth. We also seek to diversify risk by geography, industry, customer size, and occupation of insured employees.

Business Developments

Effective October 1, 2002, Standard assumed through a reinsurance agreement the group disability and group life insurance business of Teachers Insurance and Annuity Association of America (“TIAA”). This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals, and generated approximately $180 million in premiums in 2001. This business expanded our presence in the Eastern United States and increased our market share in the education and research sectors. Standard paid a ceding commission of approximately $75 million for the TIAA business and received approximately $705 million in assets and corresponding statutory liabilities. Approximately $60 million in VOBA was recorded upon closing of the agreement. The integration of the TIAA group disability and group life business was completed ahead of schedule during the second quarter of 2003. The business has been performing consistent with our expectations at the time we entered into the reinsurance agreement.

Consolidated Results of Operations

The following table sets forth consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)
Revenues:
Premiums	$405.3	$332.1	$1,212.6	$1,000.7
Net investment income	112.9	94.9	327.2	277.0
Net capital gains (losses)	5.4	(3.6)	8.0	(24.3)
Other	1.7	1.3	4.8	4.3

Total revenues	525.3	424.7	1,552.6	1,257.7

Benefits and expenses:
Benefits to policyholders	330.0	268.8	987.2	808.0
Interest credited	18.5	18.4	56.3	54.4
Operating expenses	68.4	59.3	204.8	172.8
Commissions and bonuses	35.6	33.2	107.6	99.3
Premium taxes	6.4	6.0	18.1	16.8
Interest expense	4.4	0.5	13.2	0.6
Net increase in deferred acquisition costs and value of business acquired	(3.3)	(4.4)	(6.7)	(14.2)

Total benefits and expenses	460.0	381.8	1,380.5	1,137.7

Income before income taxes	65.3	42.9	172.1	120.0
Income taxes	22.9	15.3	60.3	42.9

Net income	$42.4	$27.6	$111.8	$77.1

Premiums

Premiums increased $73.2 million, or 22.0%, for the third quarter of 2003 compared to the third quarter of 2002, and $211.9 million, or 21.2% for the nine months ended September 30, 2003, compared to the same period in 2002. Premiums from the TIAA reinsurance agreement totaled $38.8 million and $121.4 million, respectively, for the three and nine months ended September 30, 2003. The remaining premium growth for both periods was a result of sales growth in recent periods in all of our business segments, increased management fees from our Retirement Plans segment resulting from improved equity market performance, increased prices in our Employee Benefits—Insurance business segment and continued wage growth from Employee Benefits—Insurance customers. Wage growth results in increased premiums as most of our Employee Benefits—Insurance coverages provide a benefit based on wage level. Economic uncertainties, lack of employment growth and the impact of rising medical costs on employer budgets for employee benefits had a slowing effect on our sales and premium growth in 2002 and the first nine months of 2003, compared to our sales and premium growth in 2000 and 2001. See “—Selected Segment Information.” Our long term objective is to grow premiums, excluding premiums from acquisitions for the first twelve months after the acquisition closes, by 10% to 12% per year. In light of the current economic environment, premium growth for 2003 is likely to be in the 8% to 9% range when adjusted to exclude TIAA premiums. We believe 2004 premium growth will continue to be below the 10% to 12% objective.

Net Investment Income

Net investment income, which is affected by changes in interest rates and levels of invested assets, increased $18.0 million, or 19.0%, in the third quarter of 2003 compared to the third quarter of 2002. The increase was primarily due to an increase in average invested assets and commercial mortgage loan prepayment fees, both of which were offset in part by declines in portfolio yields.

•	Average invested assets were $6.84 billion for the third quarter of 2003, an increase of 24.1% compared to the third quarter of 2002. The increase in average invested assets included approximately $705 million in assets from the TIAA reinsurance agreement and approximately $200 million to support payment of the $75 million ceding commission to TIAA and to maintain capital requirements. See “—Liquidity and Capital Resources—Financing Cash Flows.”

•	Commercial mortgage loan prepayment fees were $6.2 million and $1.8 million for the third quarters of 2003 and 2002, respectively. The level of commercial mortgage loan prepayment fees will vary depending on the overall interest rate environment. While prepayment fees in the third quarter of 2003 were higher than we anticipated, we expect the level of prepayments and related fees to decrease in the future even in a low interest rate environment. Currently, approximately 47% of the loans in our mortgage portfolio require that the borrower pay a prepayment fee that assures that the Company’s expected cash flow from mortgage loan investments will be fully protected in the event of prepayment. The remainder of our commercial mortgage loans contain fixed prepayment fees such that total cash flows may be more than or less than those originally expected at the time the loans were made.

•	The portfolio yield for fixed maturity securities decreased to 5.98% at September 30, 2003, from 6.62% at September 30, 2002. The portfolio yield for commercial mortgage loans decreased to 7.40% at September 30, 2003, from 8.06% at September 30, 2002. The decreases in our portfolio yields are consistent with changes in the overall interest rate environment.

Net investment income for the nine months ended September 30, 2003, increased $50.2 million, or 18.1%, compared to the same period of the prior year, for the same reasons discussed above. Average invested assets were $6.53 billion for the nine months ended September 30, 2003, and increased 24.7% over the same period in 2002. Commercial mortgage loan prepayment fees were $12.3 million and $5.6 million for the respective periods, and the portfolio yields decreased as noted above.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets, neither of which is likely to occur in regular patterns. While impairments are generally not controllable, management does have significant discretion over the sale of invested assets. Net capital gains were $5.4 million and $8.0 million for the three and nine months ended September 30, 2003, compared to $3.6 million and $24.3 million in net capital losses for the three and nine months ended September 30, 2002. Net capital losses for the nine months ended September 30, 2002, primarily related to impairments of our holdings of WorldCom, Lukens, Sprint, and AT&T bonds, totaled $24.3 million.

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

Benefits to policyholders and interest credited increased $61.3 million, or 21.3%, for the third quarter of 2003, compared to the third quarter of 2002, and increased $181.1 million, or 21.0%, for the nine months ended September 30, 2003, compared to the same period in 2002. The primary factors causing this increase were the claims paid under the TIAA reinsurance agreement under which we assumed assets and corresponding statutory liabilities of approximately $705 million effective October 1, 2002. For long term disability reserves established on new claims during the third quarter of 2003, the discount rate increased 0.15% to 4.90%, which reduces benefits to policyholders approximately $1 million quarterly. In the second quarter of 2003, we lowered the discount rate 0.50% which increased benefits to policyholders approximately $4.0 million quarterly. Prospectively, based upon current size, the net cumulative effect of discount rate changes made during the nine months ended September 30, 2003, increases benefits to policyholders approximately $3 million quarterly. In addition, reductions were taken in 2002 that increased benefits to policyholders approximately $2.0 million, $3.0 million, and $6.0 million in the first, third and fourth quarters, respectively. Prospectively, based upon current size, the net cumulative effect of discount rate changes made during 2002 increases benefits to policyholders approximately $11.0 million each quarter. These discount rate changes affect comparisons of the periods and will affect benefits to policyholders in future quarters. Based upon our current size, a 25 basis point change in the discount rate will result in a change of approximately $2 million in benefits to policyholders quarterly. An increase in the discount rate will result in lower benefits to policyholders while a decrease in the rate will result in higher benefits to policyholders. To offset the effect of discount rate changes on benefits to policyholders, we have increased prices on our long term disability products as interest rates have fallen and intend to lower prices as rates rise. Long term disability contracts have one to three year rate guarantees and currently the average maturity is 12 to 18 months.

Operating Expenses

Operating expenses increased $9.1 million, or 15.3% for the third quarter of 2003, compared to the third quarter of 2002, and $32.0 million, or 18.5%, for the nine months ended September 30, 2003, compared to the same period of the prior year. Operating expenses for the nine months, ended September 30, 2003, included transitional administrative fees related to the TIAA reinsurance agreement totaling $8.1 million. Operating expenses for the nine months ended September 30, 2002 included acquisition and integration expenditures related to the TIAA reinsurance agreement totaling $2.5 million primarily related to retention bonuses. We concluded the transition during the second quarter of 2003 and anticipate no further transitional administrative fees for this agreement. In addition, operating expenses increased during the three and nine months ended September 30, 2003, primarily to support business growth partially evidenced by premium growth.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which varies depending on the product and other factors such as the structure of the commission program. Also included are amounts remitted pursuant to reinsurance agreements. In addition to new sales, bonuses vary depending on persistency and profitability of business. Commissions and bonuses increased $2.4 million, or 7.2%, for the third quarter of 2003 compared to the third quarter of 2002, and $8.3 million, or 8.4%, for the nine months ended September 30, 2003, compared to the same period in 2002. Increases for both comparative periods were primarily due to increased sales in the Individual Insurance and Retirement Plans segments, as well as reinsurance remittances for the TIAA agreement.

Interest Expense

Interest expense was $4.4 million and $13.2 million for the three and nine months ended September 30, 2003, respectively, compared to $0.5 million and $0.6 million for the three and nine months ended September 30, 2002, respectively. Increases for both comparative periods were primarily due to interest expense on long-term debt. Late in the third quarter of 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes. Prior to that, our debt consisted mainly of periodic short term borrowings. See “—Liquidity and Capital Resources—Financing Cash Flows.”

Net Increase in Deferred Acquisition Costs and Value of Business Acquired

The net deferral and amortization of acquisition costs and VOBA reduced expenses by $3.3 million and $4.4 million for the third quarters of 2003 and 2002 respectively, and by $6.7 million and $14.2 million for the nine months ended September 30, 2003 and 2002, respectively. For the three and nine months ended September 30, 2003, VOBA amortization related to the TIAA reinsurance agreement totaled $3.4 million and $8.3 million, respectively. As the reinsurance agreement was effective October 1, 2002, there was no VOBA amortization prior to the fourth quarter of 2002 for this agreement.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. Income taxes also include estimated amounts provided for potential adjustments related to Internal Revenue Service examinations of open years, generally when the tax law is subject to different interpretations. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon the settlement of an examination may differ from amounts previously estimated. Years currently open for audit by the Internal Revenue Service are 1996 through 2003. The combined federal and state effective tax rates were 35.0% and 35.7% for the third quarters of 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the combined income tax rates were 35.0% and 35.8%, respectively.

Selected Segment Information

We operate through three segments: Employee Benefits—Insurance, Individual Insurance, and Retirement Plans. The following table sets forth selected information for each of these segments at or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)
Revenues:
Employee Benefits—Insurance segment	$446.0	$361.3	$1,323.9	$1,078.1
Individual Insurance segment	49.0	45.9	148.9	139.5
Retirement Plans segment	20.0	17.8	59.0	54.1
Other	10.3	(0.3)	20.8	(14.0)

Total revenues	$525.3	$424.7	$1,552.6	$1,257.7

Income (loss) before income taxes
Employee Benefits—Insurance segment	$48.1	$36.4	$135.0	$112.1
Individual Insurance segment	11.5	9.9	31.5	28.6
Retirement Plans segment	1.7	(0.8)	3.3	(0.6)
Other	4.0	(2.6)	2.3	(20.1)

Total income before income taxes	$65.3	$42.9	$172.1	$120.0

Reserves, other policyholder funds and separate account:
Employee Benefits—Insurance segment			$3,116.6	$2,200.1
Individual Insurance segment			2,303.9	2,177.1
Retirement Plans segment			2,269.6	1,673.6

Total reserves, other policyholder funds and separate account			$7,690.1	$6,050.8

Employee Benefits—Insurance Segment

As the largest of the Company’s three segments, Employee Benefits—Insurance’s total income before income taxes contributed 78.4% and 93.4% of the Company’s total income before income taxes for the nine months ended September 30, 2003 and 2002, respectively.

The Employee Benefits—Insurance segment sells disability and life insurance products to employer groups ranging in size from two lives to over 178,000 lives, and serves more than 32,000 employer groups representing more than 6.2 million employees. This segment also sells accidental death and dismemberment insurance and group dental insurance.

Our group insurance products are sold by 160 sales representatives and managers through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 42 field offices in principal cities of the United States. The field offices also provide underwriting, sales support and service through a field administrative staff of 243 employees. Our previously disclosed target was to increase the number of our sales representatives to 175 by the end of 2003. Given our current level of sales growth and in light of current economic conditions, we do not believe that we will achieve this target as planned. However, we affirm our plan to increase our sales force to 200 by the end of 2005.

Group long term disability insurance contributed approximately 46% of premiums for the segment for the nine months ended September 30, 2003. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time. The Company’s basic long term disability product covers disabilities that occur both at work and elsewhere. In order to receive disability benefits, an employee must be continuously disabled for a specified waiting period, which generally ranges from 30 to 180 days. The benefits usually are reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation, and sick leave. The benefits also may be subject to certain maximum amounts and benefit periods.

Our long term disability products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverage at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including up to normal retirement age or longer.

Group life and accidental death and dismemberment insurance contributed approximately 40% of premiums for the segment for the nine months ended September 30, 2003. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to employees and their dependents. Accidental death and dismemberment insurance is usually provided in conjunction with group life and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group short term disability insurance contributed approximately 10% of premiums for the segment for the nine months ended September 30, 2003. Group short term disability insurance provides partial replacement of earnings to insured employees who are disabled. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an employee may receive benefits. Maximum benefit periods generally do not exceed 26 weeks. Group short term disability benefits also may be reduced by other income, such as sick leave, that a disabled employee may receive. Our basic short term disability product generally covers non-occupational disabilities only.

Group dental insurance contributed approximately 4% of premiums for the segment for the nine months ended September 30, 2003. Group dental products provide coverage to insured employees for preventive, basic and major dental expenses, and an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan, and a cost containment plan, which are differentiated by the level of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel.

Income before income taxes for the Employee Benefits—Insurance segment increased $11.7 million for the third quarter of 2003, compared to the third quarter of 2002. For the nine months ended September 30, 2003, compared to the same period in 2002, income before income taxes increased $22.9 million. The following table sets forth selected financial data for the Employee Benefits—Insurance segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Revenues:
Premiums:
Group long term disability insurance	$171.5	$140.2	$519.7	$418.6
Group life and accidental death and dismemberment	152.4	122.9	454.1	360.9
Group short term disability insurance	40.8	36.8	121.7	108.3
Dental and other	15.5	16.7	48.7	52.9
Experience rated refunds (1)	(1.8)	(7.7)	(14.6)	(14.6)

Total premiums	378.4	308.9	1,129.6	926.1

Net investment income	66.0	51.1	189.7	148.0
Other	1.6	1.3	4.6	4.0

Total revenues	446.0	361.3	1,323.9	1,078.1

Benefits and expenses:
Benefits to policyholders	310.4	249.3	925.7	745.8
Interest credited	1.2	1.3	3.8	3.8
Operating expenses	52.6	44.8	159.2	129.7
Commissions and bonuses	25.7	24.6	78.0	74.3
Premium taxes	6.2	5.8	17.6	16.4
Net (increase) decrease in deferred acquisition costs and value of business acquired	1.8	(0.9)	4.6	(4.0)

Total benefits and expenses	397.9	324.9	1,188.9	966.0

Income before income taxes	$48.1	$36.4	$135.0	$112.1

Benefit ratio (Benefits to policyholders and interest credited as a % of premiums)	82.3%	81.1%	82.3%	80.9%
Operating expense ratio (% of premiums)	13.9	14.5	14.1	14.0
Sales (annualized new premiums) (2)	$44.8	$56.7	$137.4	$165.8

(1)	Certain large group insurance contracts have provisions for premium adjustments that are based on claims experience.
(2)	New sales represent annual premiums that are expected to be earned over the first year the contract is in force.

Premiums for the Employee Benefits—Insurance segment increased 22.5% and 22.0% for the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002. Premium growth for both comparative periods was affected by the TIAA reinsurance agreement, which added premiums for the three and nine months ended September 30, 2003, of $38.8 million and $121.4 million, respectively. As the TIAA reinsurance agreement was effective October 1, 2002, there were no related premiums in the three and nine months ended September 30, 2002.

Based on industry statistics over the past few years, the employee benefits market has been growing 8% to 9% annually as measured by premiums, although 2003 statistics have indicated slower growth. Growth in the employee benefits market comes primarily from employment and wage growth (as premiums are based on salaries of covered employees) and new businesses adding coverages. Economic uncertainties, lack of employment growth and the impact of rising medical costs on employer budgets for employee benefits had a slowing effect on our sales and premium growth in 2002 and the first nine months of 2003 compared to our sales and premium growth in 2000 and 2001. In addition, we have experienced some decline in premium persistency in 2003 that we attribute in part, to increased customer price sensitivity in the current economic climate and rate increases on existing business that were not meeting our return objectives.

Net investment income for the segment increased $14.9 million, or 29.2%, for the third quarter of 2003 compared to the third quarter of 2002, and $41.7 million, or 28.2%, for the nine months ended September 30, 2003, compared to the same period in 2002. The increases for both comparative periods resulted primarily from an increase in average invested assets supporting the segment of 42.4% and 42.0% for the same respective periods as well as an increase in commercial mortgage loan prepayment fees. Partially offsetting the increase was the decline in portfolio yields. The increase in average invested assets included approximately $705 million in assets from the TIAA reinsurance agreement and approximately $200 million to support payment of the $75 million ceding commission to TIAA and to maintain capital requirements. See “—Liquidity and Capital Resources—Financing Cash Flows.

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

Benefits to policyholders and interest credited increased $61.0 million, or 24.3%, for the third quarter of 2003 compared to the third quarter of 2002, and $179.9 million, or 24.0%, for the nine months ended September 30, 2003, compared to the same period in 2002. The primary factors causing this increase were the claims paid under the TIAA reinsurance agreement under which we assumed liabilities of approximately $705 million effective October 1, 2002. Partially offsetting the increase in benefits to policyholders for the same periods was an increase in the discount rate used to establish reserves on new long term disability claims. For reserves established on new claims during the third quarter of 2003, the discount rate increased 0.15% to 4.90%, which reduces benefits to policyholders approximately $1 million quarterly. In the second quarter of 2003, we lowered the discount rate 0.50% which increased benefits to policyholders approximately $4.0 million quarterly. Prospectively, the net cumulative effect of discount rate changes made during the nine months ended September 30, 2003, increases benefits to policyholders approximately $3 million quarterly. In addition, reductions were taken in 2002 that increased benefits to policyholders approximately $2.0 million, $3.0 million, and $6.0 million in the first, third and fourth quarters, respectively. Prospectively, the net cumulative effect of discount rate changes made during 2002 increases benefits to policyholders approximately $11.0 million each quarter. These discount rate changes affect comparisons of the periods and will affect benefits to policyholders in future quarters. Based upon our current size, a 25 basis point change in the discount rate will result in a change of approximately $2 million in benefits to policyholders quarterly. An increase in the discount rate will result in lower benefits to policyholders while a decrease in the rate will result in higher benefits to policyholders. To offset the effect of discount rate changes on benefits to policyholders, we have increased prices as interest rates have fallen and intend to lower prices as rates rise. Long term disability contracts have one to three year rate guarantees and currently the average maturity is 12 to 18 months.

Claims experience for this segment can be volatile from quarter to quarter. The benefit ratio (the ratio of policyholder benefits including interest credited to premiums) was 82.3% and 81.1% for the third quarters of 2003 and 2002, respectively. For the third quarter of 2002, both incidence and duration were favorable as reflected by the 81.1% benefit ratio, which is below our expected range of 82% to 84%. Incidence and duration were more in line with our expected range for the third quarter of 2003, and in combination with the discount rate change discussed above, resulted in a benefit ratio of 82.3% for the period. The benefit ratio was 82.3% and

80.9% for the nine months ended September 30, 2003 and 2002, respectively, and reflects these same factors. There have been no adverse trends in the incidence or duration of claims and we have seen no historical correlation between our overall paid claims experience and trends in economic conditions. We continue to closely monitor claims and will make adjustments to premiums, as necessary, in accordance with emerging experience.

Operating expenses increased $7.8 million, or 17.4%, for the third quarter of 2003 compared to the third quarter of 2002, and $29.5 million, or 22.7%, for the nine months ended September 30, 2003, compared to the same period in 2002. Operating expenses for the nine months ended September 30, 2003 included transitional administrative fees related to the TIAA reinsurance agreement totaling $8.1 million. Operating expenses for the three and nine months ended September 30, 2002 included acquisition and integration expenditures related to the TIAA reinsurance agreement totaling $2.5 million primarily related to retention bonuses. We concluded the transition during the second quarter of 2003 and anticipate no further transitional administrative fees for this agreement. In addition, operating expenses for the three and nine months ended September 30, 2003, include the costs of additional staff and opening two new sales offices to support business growth.

Commissions and bonuses primarily represent sales-based compensation, which varies depending on the product and other factors such as the structure of the commission program. In addition to new sales, bonuses may vary depending on persistency, profitability, and size of in force business. Also included are amounts remitted pursuant to reinsurance agreements. Commissions and bonuses increased $1.1 million, or 4.5%, in the third quarter of 2003 compared to the third quarter of 2002, and $3.7 million, or 5.0%, for the nine months ended September 30, 2003, compared to the same period in 2002.

The net decrease in deferred acquisition costs and VOBA was $1.8 million and $4.6 million for the third quarter and nine months of 2003, respectively, compared to the net increase in deferred acquisition costs and VOBA of $0.9 million and $4.0 million for the third quarter and nine months of 2002, respectively. For the three and nine months ended September 30, 2003, VOBA amortization related to the TIAA reinsurance agreement totaled $3.4 million and $8.3 million, respectively. As the reinsurance agreement was effective October 1, 2002, there was no VOBA amortization prior to the fourth quarter of 2002.

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

Fixed-rate annuities are distributed through master general agents, brokers, and financial institutions. The target market is any individual seeking conservative investments to meet their retirement or other financial goals. The segment’s products include deferred annuities with interest rate guarantees ranging from one to six years and a full array of single premium immediate annuity income payment options.

Two reinsurance agreements were completed in 2000 and 2001 for this segment. Effective October 1, 2000, Standard assumed through a reinsurance agreement, the individual disability insurance business of Minnesota Life Insurance Company (“Minnesota Life”). The Company possesses economies of scale, market differentiation, and expertise for this business. Effective January 1, 2001, Standard ceded to Protective Life Insurance Company, through a reinsurance agreement its individual life insurance product line, for which Standard did not possess economies of scale.

The maximum retention for individual disability policies is generally $3,500 monthly benefit per individual, except for certain policies assumed from Minnesota Life that have a maximum retention limit of $6,000 monthly benefit per individual, which was established by a reinsurance agreement entered into effective July 1, 2002. The reinsurance agreement also affects our financial results depending upon actual claims experience. Prospectively, we expect that the agreement will result in a reduction to premium of approximately $13 million annually. The reduction to benefits to policyholders will be dependent upon the magnitude of actual claims incurred that are covered by the agreement, but the expected reduction is $12 million per year. Overall, the annual expected effect of the reinsurance agreement is a $1 million reduction to income before income taxes.

Income before income taxes for the Individual Insurance segment increased $1.6 million for the third quarter of 2003, compared to the third quarter of 2002. Income before income taxes for the Individual Insurance segment increased $2.9 million for the nine months ended September 30, 2003, compared to the same period in 2002. The following table sets forth selected financial data for the Individual Insurance segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Revenues:
Premiums:
Annuities	$0.3	$0.9	$1.1	$2.7
Disability	20.8	17.9	65.3	57.2

Total premiums	21.1	18.8	66.4	59.9
Net investment income	27.8	27.1	82.3	79.3
Other	0.1	—	0.2	0.3

Total revenue	49.0	45.9	148.9	139.5
Benefits and expenses:
Benefits to policyholders	17.7	17.1	55.4	55.7
Interest credited	8.9	8.9	27.0	25.9
Operating expenses	6.9	6.1	19.7	17.8
Commissions and bonuses	7.7	7.2	22.6	20.2
Premium taxes	0.2	0.2	0.5	0.4
Net increase in deferred acquisition costs and value of business acquired	(3.9)	(3.5)	(7.8)	(9.1)

Total benefits and expenses	37.5	36.0	117.4	110.9

Income before income taxes	$11.5	$9.9	$31.5	$28.6

Annuity assets under management			$866.1	$771.8
Benefit ratio (Benefits to policyholders as % of premiums)	83.9%	91.0%	83.4%	93.0%
Operating expense ratio (% of revenue)	14.1	13.3	13.2	12.8
Sales (annuity deposits)	$25.1	$44.0	$81.8	$82.6
Sales (annualized new disability premiums)	4.5	3.0	11.2	8.3

Individual disability sales were substantially affected by changes in distribution as a result of the reinsurance agreement with Minnesota Life in 2000, which included the addition of a national marketing agreement for individual disability products. We recently signed an extension of the national marketing agreement through 2007. Distribution channels for disability and fixed-rate annuity sales have been expanded in recent years.

Annuity sales (which are recorded primarily as deposits of policyholder funds and not premiums) decreased in the third quarter of 2003 compared to the third quarter of 2002. In many states, we are required to credit a minimum rate of interest to contract holders. In the current low interest rate environment, we were unable to achieve sufficient margin over minimum interest crediting rates on certain products and therefore have ceased offering those products until interest rates increase. Fixed-rate annuity sales will vary depending on movement in interest rates, the equity markets, and other changes in economic conditions.

Disability premiums increased 16.2% and 14.2%, for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. Sales and premium increases resulted from the expansion of distribution channels discussed above. Premiums for the three and nine months ended September 30, 2003, included the reduction of $1.9 million and $0.3 million in premiums, respectively, related to premium payments for the reinsurance agreement on certain policies assumed from Minnesota Life discussed above.

Net investment income increased $0.7 million, or 2.6%, in the third quarter of 2003 compared to the third quarter of 2002, and $3.0 million, or 3.8%, for the nine months ended September 30, 2003, compared to the same period in 2002, primarily due to growth in average invested assets supporting this segment of 12.6% and 15.1% for the same comparative periods, partially offset by declines in portfolio yields. The increase in average invested assets resulted primarily from sales and retention of annuity deposits.

Benefits to policyholders increased $0.6 million, or 3.5%, in the third quarter of 2003 compared to the third quarter of 2002, and decreased $0.3 million, or 0.5%, for the nine months ended September 30, 2003, compared to the same period in 2002. Beyond premium growth, the most significant drivers of benefits to policyholders are claims experience (including claims incidence and duration) and the assumptions used to establish related reserves. For all periods shown in the table above, claims incidence and duration were more favorable than our expectation for the individual benefit ratio. Claims for this segment can also be volatile from quarter to quarter. We reaffirm our expected benefit ratio for this segment to be in the range of 85% to 100%.

Commissions and bonuses primarily represent sales-based compensation, and vary depending on the product, whether the sale is in its first year or a renewal year, and other factors such as the structure of the commission program. Commissions and bonuses increased $0.5 million, or 6.9%, in the third quarter of 2003 compared to the third quarter of 2002, and $2.4 million, or 11.9%, for the nine months ended September 30, 2003, compared to the same period in 2002, corresponding with related increases in disability sales and premiums discussed above.

Retirement Plans Segment

The Retirement Plans segment offers full-service 401(k) products, defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium sized employers. Our 401(k) plans, which are our primary retirement plan product, offer participants a stable value investment option, managed by Standard, and third-party brand name mutual funds. Mutual funds are offered from American Century, Brandywine Fund, Inc., Federated, Fidelity Investments, Franklin Templeton, Harbor Fund, Hotchkis and Wiley Funds, Janus, Liberty, Morgan Stanley, Neuberger Berman, Pimco Funds, SEI Investments, T. Rowe Price, TCW Galileo Funds, Inc., and The Vanguard Group. We recently notified Janus of our intent to terminate our relationship effective December 19, 2003. Funds are routinely added and deleted through the investment advisory service we provide to our customers as part of a due diligence process.

The Retirement Plans segment sells products and services primarily through brokers, employee benefit consultants, and other distributors served by our sales representatives throughout the U.S. Most of our retirement plans customers receive both financial and record-keeping services, although either may be provided on a stand-alone basis. Approximately 70% of plan sponsors use StanCorp Investment Advisers, Inc. to provide fund performance analysis and selection support. In August 2003, 401K Exchange.com ranked our retirement plans business the number-one fund manager and number-one plan administrator for plans with $1 million to

$10 million in assets, ahead of more than 50 leading 401(k) providers. The ranking was based on a national survey of more than 6,000 plan sponsors and is a reflection of the excellent service and investment due diligence we provide to our customers. This is similar to recognition previously received from Plan Sponsor Magazine.

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

Our retirement plans business provides favorable business diversification from a risk-based capital perspective as product risks are of a different nature than the Company’s other major product lines. As a result of this diversification of risk, the capital requirement attributable to business growth in this segment is not incrementally significant. Assets under management for the quarter benefited from equity market performance, strong sales, continued deposit growth, and favorable customer retention. Developing significant future profitability from the segment is dependent upon increasing assets under management to improve economies of scale. Assets under management are now approaching a level where we can expect consistent quarterly profitability.

Income before income taxes increased $2.5 million for the third quarter of 2003, compared to the third quarter of 2002. Income before income taxes increased $3.9 million for the nine months ended September 30, 2003, compared to the same period in 2002. The following table sets forth selected financial data for the Retirement Plans segment at or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Revenues:
Premiums	$5.8	$4.4	$16.6	$14.7
Net investment income	14.2	13.4	42.4	39.4

Total revenues	20.0	17.8	59.0	54.1

Benefits and expenses:
Benefits to policyholders	1.9	2.4	6.1	6.5
Interest credited	8.4	8.0	25.5	24.2
Operating expenses	7.0	6.8	20.6	20.3
Commissions and bonuses	2.2	1.4	7.0	4.8
Net increase in deferred acquisition costs	(1.2)	—	(3.5)	(1.1)

Total benefits and expenses	18.3	18.6	55.7	54.7

Income (loss) before income taxes	$1.7	$(0.8)	$3.3	$(0.6)

Interest credited (% of net investment income)	59.2%	59.7%	60.1%	61.4%
Annualized operating expense ratio (% of average assets under management)	1.3	1.6	1.4	1.6
Assets under management:
General account			$855.3	$754.5
Separate account			1,414.3	919.1

Total			$2,269.6	$1,673.6

Premiums for this segment include plan administration fees, fees based on average market values of assets under management, and premiums for life contingent annuities sold. Assets under management for this segment exceeded the $2 billion mark for the first time in the second quarter of 2003, primarily due to higher market values of equity investments in the separate account, strong sales, continued deposit growth and favorable customer retention. As a result, administration fees based on the market value of assets increased $1.3 million and $2.4 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.

Net investment income, which includes the return on general account assets under management for this segment, increased $0.8 million, or 6.0%, in the third quarter of 2003 compared to the third quarter of 2002, and $3.0 million, or 7.6%, for the nine months ended September 30, 2003, compared to the same period in 2002. The increases in both comparative periods were due to a corresponding increase in the general account assets under management of 13.4% as of September 30, 2003, compared to September 30, 2002. Partially offsetting the increase was the decline in portfolio yields.

Operating expenses remained relatively stable for the comparative three and nine month periods ended September 30, 2003, compared to 2002. Stable operating expenses in light of increased assets under management, as shown by the decreasing operating expense ratios for both comparative periods, reflect both increasing equity market values and a good utilization of the fixed cost structure for our current level of operations. Our long term objective for this segment is to achieve operating expenses of 1% or less when measured as a percent of assets under management.

Other

StanCorp’s other businesses reported income before income taxes of $4.0 million for the third quarter of 2003, compared to a loss before income taxes of $2.6 million for the third quarter of 2002. In the third quarter of 2003, the Company changed its segment reporting for all periods to include all net capital gains and losses in “Other”. Income before income taxes for the third quarter of 2003 included net capital gains of $5.4 million compared to net capital losses of $3.6 million for the third quarter of 2002. Net capital gains for the third quarter of 2003 included gains on bond sales, which were driven in part by higher than normal level of tender offers during the quarter on bonds held in the Company’s portfolio. Net capital losses for the third quarter of 2002 primarily related to losses on bond sales of holdings in telecommunications and energy companies.

Income before income taxes for other businesses in the third quarter of 2003 also included interest expense of $4.4 million on long-term debt, which was issued late in the third quarter of 2002.

StanCorp’s other businesses reported income before income taxes of $2.3 million for the nine months ended September 30, 2003, compared to a loss before income taxes of $20.1 million for the same period in 2002. Net capital losses in 2002 primarily related to impairments of our holdings of WorldCom and other bonds. StanCorp’s other businesses recorded $8.0 million in net capital gains in the nine months ended September 30, 2003, primarily related to the sale of bonds. Income before income taxes for other businesses for the nine months ended September 30, 2003, included interest expense of $13.2 million on long-term debt, which was not outstanding during the first nine months of 2002.

Other businesses include StanCorp Mortgage Investors, which before intercompany eliminations contributed income before income taxes of $3.1 million and $8.4 million for the three and nine months ended September 30, 2003, compared to $1.5 million and $4.5 million for the same periods in 2002. Supporting both internal and external investor demand, StanCorp Mortgage Investors originated a record $283.5 million of commercial mortgage loans in the third quarter of 2003, a 128.3% increase over the same period a year ago.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operations is net income adjusted for noncash items and accruals primarily related to net unrealized capital gains and losses, deferred income taxes, changes in reserves, and other assets and liabilities. Net cash provided by operating activities was $269.5 million and $330.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated.

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long term reserves makes it possible to allocate a significant portion of invested assets to long term fixed-rate investments, including commercial mortgage loans. The ability to allocate a significant portion of investments to commercial mortgage loans, combined with StanCorp Mortgage Investors’ unique expertise with respect to its market niche for small, fixed-rate commercial mortgage loans, provides the ability to obtain higher yields on the overall investment portfolio.

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

Net cash used in investing activities was $618.0 million and $573.6 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash outflows for the nine months ended September 30, 2003, included investments in fixed maturity securities related to proceeds from the TIAA reinsurance agreement and approximately $200 million from the initial public debt offering, both of which were received late in 2002. Commercial mortgage loan originations for the nine months ended 2003 totaled $717.2 million. We target our investment portfolio to be approximately 60% fixed maturity securities and 40% commercial mortgage loans. Currently, our portfolio includes approximately 66% fixed maturity securities and 33% commercial mortgage loans, which is a function of a short term emphasis on fixed maturity securities in order to rapidly invest the TIAA reinsurance agreement and initial public debt offering proceeds. Over time, we will allocate a larger portion of cash flows to commercial mortgage loans to move our portfolio allocation closer to our target.

Our fixed maturity securities totaled $4.55 billion at September 30, 2003. We believe that we maintain prudent diversification across industries, issuers, and maturities. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) as of September 30, 2003. The percentage below investment-grade increased to 3.3% at September 30, 2003, from 3.0% at June 30, 2003, both percentages being well below industry averages. Approximately two-thirds of our securities that are below investment grade are part of an outside managed high-yield portfolio.

At September 30, 2003, our fixed maturity securities portfolio had gross unrealized capital gains of $311.7 million and gross unrealized capital losses of $5.5 million. Unrealized losses can be indicative of impairment concerns, or can simply reflect the acquisition of fixed maturity securities at interest rates lower than those currently available.

At September 30, 2003, fixed-rate commercial mortgage loans in our investment portfolio totaled $2.25 billion. Collateralized properties in the commercial mortgage loan portfolio included the following at September 30, 2003:

•	49.0% retail properties;

•	22.5% industrial properties;

•	20.6% office properties; and

•	7.9% commercial, apartment and agricultural properties.

The average loan to value ratio of the overall portfolio was 59% at September 30, 2003, and the average loan size was $0.8 million. The Company receives personal recourse on almost all loans. At September 30, 2003, there were no loans more than sixty days delinquent or in the process of foreclosure. We had a net balance of restructured loans of $3.3 million at September 30, 2003, and a commercial mortgage loan loss reserve of $2.6 million. The delinquency and loss performance of the Company’s commercial mortgage loan portfolio have been consistently better than industry averages as reported by the American Council of Life Insurance. The performance of the Company’s commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of the Company’s commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows.

The commercial mortgage loan portfolio is collateralized by properties located in the Western region representing 54.8% of the portfolio, the Central region representing 23.0% of the portfolio, and the Eastern region representing 22.2% of the portfolio. Commercial mortgage loans in California account for 37.9% of our commercial mortgage loan portfolio at September 30, 2003. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

To date, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. However, if economic conditions in California worsen, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows.

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

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. The average size of new commercial mortgage loans is $1.3 million. At September 30, 2003, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 5.25% to 7.25%, totaling $126.2 million. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to its disapproval of a commitment requirement, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $174.3 million for the nine months ended September 30, 2003, compared to $210.2 million for the nine months ended September 30, 2002. The increase in policyholder fund deposits net of withdrawals for the nine months ended September 30, 2003, primarily reflects higher individual annuity sales in the Individual Insurance segment and higher deposits into the Retirement Plans segment general account assets, both of which reflected increased consumer interest in fixed-income investments during that time period. Net cash provided for the nine months ended September 30, 2002 included our initial public debt offering and repayment of our line of credit.

We currently have two unsecured credit agreements for $75 million each with credit availability totaling $150 million, expiring June 28, 2004. Both agreements were amended effective July 1, 2003. Under the credit agreements, the Company is subject to customary covenants, including limitations on indebtedness, financial liquidity, and risk-based capital. The Company is not required to maintain compensating balances, but pays commitment fees. Interest charged for use of the facilities is based on either the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate (“LIBOR”) at the time of borrowing plus an incremental basis point charge, which varies by agreement, type of borrowing and the amount outstanding on the lines. Standard, our largest operating insurance subsidiary, is a guarantor for the total amount of both credit agreements. At September 30, 2003, the Company was in compliance with all such covenants and had $22.2 million outstanding on the lines of credit. At September 30, 2002, there were no outstanding borrowings on the previous line of credit. The Company currently has no commitments consisting of standby letters of credit, standby repurchase obligations, or other related commercial commitments.

The Company has a loan guarantee under an agreement with an affiliated company of a subsidiary. The guarantee would require payment only in the event of default on payment by the debtor. The Company’s approximate obligation under this agreement would not exceed $15.0 million as of September 30, 2003.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October, beginning in 2003. Approximately $200 million of the debt offering proceeds were used to fund the TIAA reinsurance agreement by Standard including the $75 million ceding commission and $125 million to maintain Standard’s risk-based capital at the Company’s targeted level. The remaining proceeds were used to pay our annual dividend to shareholders, to fund a modest level of share repurchases and for general corporate purposes. Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide debt ratings on our senior debentures. As of October 2003, ratings from these agencies were BBB+, Baa1, A-, and bbb+, respectively.

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

The amount available for payment of dividends by Standard in 2003 without prior approval of the Oregon Department was $80.8 million payable after February 25, 2003. In February 2003, Standard’s board of directors approved and paid a dividend of $65 million to StanCorp. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2003.

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the principal amount from StanCorp and issued a $200 million subordinated surplus note. Both transactions eliminate in consolidation. The extraordinary distribution is a reduction of the paid-in capital that was recorded in connection with StanCorp’s contribution to Standard in 2002 to fund the reinsurance agreement with TIAA to assume its group disability and group life insurance business. The surplus note matures in August 2018 and bears an interest rate of 6.44% per annum. The form of the surplus note complies with the requirements of The National Association of Insurance Commissioners (“NAIC”) with respect to surplus notes, including provisions requiring the approval of the Oregon Insurance Division for any payments of principal or interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders and trade creditors. In addition, as long as the surplus note is outstanding, distributions from Standard will be limited to repayment of the principal balance and interest on the note.

Statutory net gain from insurance operations before taxes was $65.8 million and $164.0 million for the three and nine months ended September 30, 2003, respectively, compared to $60.5 million and $143.1 million for the three and nine months ended September 30, 2002. Capital and surplus, excluding asset valuation reserve, totaled $886.9 million and $907.4 million at September 30, 2003 and 2002, respectively.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. During the third quarter of 2003, we repurchased 10,900 shares of common stock at a total cost of $0.6 million for a volume weighted-average price of $56.12 per common share. Shares of our common stock repurchased during the nine months ended September 30, 2003, totaled 173,200 at a total cost of $8.6 million, for a volume-weighted-average price of $49.59 per common share. At September 30, 2003, approximately 233,000 shares were remaining under the currently authorized share repurchase program, which expires December 31, 2003. Share repurchase programs require approval by StanCorp’s board of directors.

Our priorities for capital are first, to fund internal growth and second, to fund acquisitions that are consistent with our mission and meet our return objectives. Our third priority for capital has historically been for opportunistic share repurchases and providing a return to shareholders via dividends. Congress passed a tax cut in May 2003 reducing the tax rate applicable to dividends received by individual taxpayers to 15% through 2008. With dividends now taxed at the same rate as long-term capital gains, dividends and share repurchases are equally advantageous, where previously share repurchases were more advantageous as a method of returning capital to shareholders.

Beginning in 2002, StanCorp’s board of directors approved paying an annual, rather than quarterly, dividend to shareholders. On November 3, 2003, the board of directors of StanCorp declared an annual dividend of $0.70 per share of common stock. The dividend is payable on December 5, 2003, to shareholders of record at the close of business on November 14, 2003. The dividend is a 75% increase over the dividend paid in 2002. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital, and other factors deemed relevant by StanCorp’s board of directors.

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

Our internal target for RBC ratios for the Company’s insurance subsidiaries is 265% to 275% of the Company action level, which is 530% to 550% of the authorized control level. At September 30, 2003, the RBC levels of the Company’s insurance subsidiaries were well in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies and in excess of the Company’s internal target. At the end of the third quarter of 2003, we had approximately $125 million in excess capital including cash held at StanCorp.

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

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at September 30, 2003, made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets actually held.

The duration of our invested assets was well matched to the duration of our liabilities, approximating 5.5 and 5.6, respectively, at September 30, 2003. Our investments are either generally not callable or have prepayment penalties. As a percentage of our fixed maturity investments, callable bonds were 2.26% at September 30, 2003.

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

Standard’s financial strength ratings as of October 2003 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings

•	A1 (Good) by Moody’s—5th of 16 ratings

•	A (Excellent) by A.M. Best—3rd of 13 ratings

•	AA- (Very Strong) by Fitch—4th of 16 ratings

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2001, through September 30, 2003, aggregated $0.4 million. At September 30, 2003, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

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

The primary purpose of ceding reinsurance is to limit losses from large exposures. The maximum retention limit per individual for group life and accidental death and dismemberment policies combined is $500,000. For group disability policies, the maximum retention limit is $10,000 gross monthly benefit per individual. Except for certain policies in the Minnesota Life business, the maximum retention for individual disability policies is generally $3,500 monthly benefit per individual. On certain policies in the Minnesota Life business, Standard has a maximum retention limit of $6,000 monthly benefit per individual.

Standard is a party to a reinsurance and third party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual’s group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally,

Standard assumes reinsurance for 60% of the risk, and receives 60% of the premiums for the policies issued. In addition to assuming reinsurance risk, Standard provides product design, pricing, state regulatory filings, underwriting, legal support, claims management, and other administrative services under the arrangement.

Standard and Ameritas entered into a reinsurance agreement effective September 1, 2002, that provides for approximately 15% of the net dental premiums written by Standard to be ceded to Ameritas. See “—Selected Segment Information—Employee Benefits—Insurance Segment”.

In addition to product-specific reinsurance arrangements, we have maintained reinsurance coverage in the past for certain catastrophe losses. Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and accidental death and dismemberment over approximately 35 participating members of the pool. The reinsurance pool exposes us to potential losses experienced by other participating members of the pool. However, through this pool, our catastrophe reinsurance coverage increased to approximately $270 million per event. If the Company had been in the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million compared to pre-tax charges of $5 million actually incurred. An occurrence of a significant catastrophic event or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

The Terrorism Risk Insurance Act of 2002 provides for federal government assistance, to property and casualty insurers, in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. The legislation also provided for the United States Treasury Department (“Treasury Department”) to conduct an expedited study to determine if there should be federal assistance for group life insurers in the event of material losses due to terrorist acts. As a result of this study, the Treasury Department concluded that group life will not be covered by the Terrorism Risk Insurance Act of 2002. Group life insurance represents a significant portion of our revenues and income. Concentration of risk is inherent in the group life insurance products we offer and we have group life insurance exposure to certain customers in amounts in excess of our catastrophe reinsurance coverage. Without government assistance, terrorist acts could have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 9, Contingencies and Commitments.”

New and Adopted Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 4, Stock-Based Compensation and Note 11, Accounting Pronouncements.”

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

PART II.    OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

Exhibit 10.3	First Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of July 1, 2003, $75,000,000

Exhibit 10.4	First Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and KeyBank National Association Dated as of July 1, 2003, $75,000,000

Exhibit 12.1	Statement Regarding Computation of Ratio of Earning to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current report on Form 8-K filed with the SEC on October 23, 2003 (responding to Items 7 and 12)

Current report on Form 8-K filed with the SEC on November 5, 2003 (responding to Items 7 and 9)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2003	By:	/s/ ERIC E. PARSONS

Eric E. Parsons President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2003	By:	/s/ CINDY J. MCPIKE

Cindy J. McPike Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

10.3	First Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of July 1, 2003, $75,000,000	Filed herewith

10.4	First Amendment to Credit Agreement Among StanCorp Financial Group, Inc. and KeyBank National Association Dated as of July 1, 2003, $75,000,000	Filed herewith

12.1	Statement Regarding Computation of Ratio of Earning to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith