Form 10-K
period 2003-12-31
STANCORP FINANCIAL GROUP INC
filed 2004-03-05
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $1.52 billion based upon the closing price of $52.22 on June 30, 2003.

As of February 27, 2004, there were 29,315,167 shares of the Registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated March 26, 2004 in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

StanCorp Financial Group, Inc.

Part I

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

ITEM 1.   BUSINESS

Our filings with the Securities and Exchange Commission (“SEC”) include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and amendments to those reports. All filed reports are available free of charge on our website at www.stancorpfinancial.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet site that contains report, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Our largest subsidiary, Standard, was founded in 1906 and is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territories of Guam and the Virgin Islands. Standard offers group life, income protection insurance, and investment products and services including the following primary products:

•	Group long term and short term disability insurance
•	Group life and accidental death and dismemberment insurance (“AD&D”)
•	Group dental insurance
•	Individual disability insurance
•	Individual fixed-rate annuities
•	Retirement plans, including full service 401(k) products, funded with group annuities

The Standard Life Insurance Company of New York was organized in 2000, and is licensed to provide long term and short term disability, life, AD&D, and dental insurance for groups in New York.

StanCorp Mortgage Investors originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors.

StanCorp Investment Advisers, Inc. is a SEC registered investment adviser providing performance analysis, fund selection support and model portfolios to our retirement plans clients and subsidiaries of StanCorp.

Strategy and Competition

Our mission is to meet and exceed customers’ needs for financial products and services in growing markets where the application of specialized expertise creates potential for superior shareholder returns. We operate in select financial product and services growth markets and seek to compete on expertise, differentiation, and customer service, while maintaining a strong financial position.

Pricing is also a competitive issue in the market. We do not seek to compete on pricing. One of the key components of our pricing decisions for our insurance products is the investment return available to us. In periods of decreasing interest rates the returns available to us from our primary investments, fixed maturity securities and commercial mortgage loans, decline. This requires us to increase the price of some of our products in order to maintain our targeted returns. If our competitors do not make similar adjustments to their product pricing or have a higher return on investments, our products may be more expensive than those offered by competitors. While we believe our products provide superior value to our customers, a significant price difference between our products and those of some of our competitors may result in periods of declining new sales, reduced customer retention, lower premium growth, and increased sales force attrition. Given the cyclical nature of interest rates and the negative financial consequences of under pricing, we believe that our practice of maintaining a disciplined approach to product pricing provides the best long term pricing stability, stable renewal pricing for our customers, higher levels of persistency, and therefore, the best long term financial success for our company.

Based on 2002 insurance industry in force premium statistics in the United States, provided by John Hewitt & Associates and LIMRA International, we have leading market positions and single digit market share in each of these product lines:

•	4th largest provider of group long term disability insurance
•	5th largest provider of group short term disability insurance
•	9th largest provider of group life insurance
•	9th largest provider of individual disability insurance

Competition for our products comes primarily from other insurers and financial services companies such as banks, broker-dealers, and mutual funds. Some competitors have greater financial resources, offer a broader array of prod -

StanCorp Financial Group, Inc.

Part I

ucts, and may have higher financial strength ratings. Standard’s financial strength ratings as of February 2004 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings
•	A1 (Good) by Moody’s—5th of 16 ratings
•	A (Excellent) by A.M. Best—3rd of 13 ratings
•	AA- (Very Strong) by Fitch—4th of 16 ratings

In January 2004, Standard & Poor’s reaffirmed our debt and financial strength ratings, and raised its outlook on our ratings from stable to positive.

Risk Management

We manage risk through diversification of products, industry, geography, and customers. Product diversification also yields risk-based capital synergies because of the varying capital requirements for different risks assumed. In addition, we manage risks through the use of reinsurance.

Diversification of Products

We achieve earnings diversification by offering insurance products such as group life, group long term disability, and individual disability products. These products have differing price, market and risk characteristics. We wish to further diversify our earnings so that income before income taxes from other products such as group dental, individual fixed-rate annuities, retirement plans, and commercial mortgage loan originations constitute approximately 25% of income before income taxes. We plan to accomplish this diversification in a disciplined fashion over the next few years through continued growth in these businesses and consideration of acquisitions in these businesses that fit our mission statement and return objectives.

Diversification of Industry, Geography and Customers

We seek to diversify risk by industry, geography and customer size measured by number of insured employees. In force premium distribution by industry, geography, and customer size for group long term disability and group life products was as follows as of December 31, 2003:

Industry

Public	24%
Service	13
Professional	12
Manufacturing	10
Finance	6
Education	17
Other	18

Total	100%

Geography

Eastern	35%
Central	29
Western	36

Total	100%

Customer Size (employees)

1-99	17%
100-999	24
1,000-7,499	31
7,500+	28

Total	100%

Reinsurance

To limit our exposure to large losses, we transfer insurance liability to others by entering into reinsurance agreements. Under these reinsurance agreements, the maximum liability retention limit per individual for group life and AD&D policies combined is $500,000. For group disability policies, the maximum retention limit is $10,000 gross monthly benefit per individual. Except for certain policies in the block of business we assumed from Minnesota Life Insurance Company (“Minnesota Life”) in 2000, the maximum retention for individual disability policies is generally $3,500 monthly benefit per individual. On certain policies in the Minnesota Life block, Standard has a maximum retention limit of $6,000 monthly benefit per individual.

Standard is involved in a reinsurance and third party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.5%, 3.6%, and 3.9% of the Company’s total premiums in 2003, 2002, and 2001, respectively. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management, and other administrative services under the arrangement. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2003 was $181.8 million.

During 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement that provides for approximately 15%

StanCorp Financial Group, Inc.

of the net dental premiums written by Standard and the risk associated with this premium, to be ceded to Ameritas.

In addition to product-specific reinsurance arrangements, we have maintained reinsurance coverage in the past for certain catastrophe losses related to group life and AD&D. Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over approximately 35 participating members. The reinsurance pool exposes us to potential losses experienced by other participating members. However, through this pool, our catastrophe reinsurance coverage is increased to approximately $265 million per event. If the Company had been in the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million compared to pre-tax charges of $5 million actually incurred. The annual fees paid by the Company to participate in the pool and claims to date have been immaterial. An occurrence of a significant catastrophic event or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The Terrorism Risk Insurance Act of 2002 provides for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. The legislation also provided for the United States Treasury Department (“Treasury Department”) to conduct an expedited study to determine if there should be federal assistance for group life insurers in the event of material losses due to terrorist acts. As a result of this study, the Treasury Department concluded that group life will not be covered by the Terrorism Risk Insurance Act of 2002. Group life insurance represents a significant portion of our revenues and income. Concentration of risk is inherent in the group life insurance products we offer and we have group life insurance exposure to certain customers in amounts in excess of our catastrophe reinsurance coverage. Without government assistance, terrorist acts or other catastrophic events could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Segments

We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans. Measured as a percentage of total premiums, premiums for each of our three segments were 93.2% for Employee Benefits, 5.3% for Individual Insurance and 1.5% for Retirement Plans for the year ended December 31, 2003. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues—Premiums.”

Employee Benefits Segment

The Employee Benefits segment sells disability and life insurance products to employer groups ranging in size from two lives to over 180,000 lives, and has approximately 31,500 group insurance policies in force, covering about 6.5 million employees. This segment also sells AD&D insurance and group dental insurance.

Our group insurance products are sold by 151 sales representatives and managers through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 42 field offices in principal cities of the United States. The field offices also provide sales support, customer service and limited underwriting through a field administrative staff of 241 employees.

Group long term disability insurance contributed approximately 46% of 2003 premiums for the segment. Our long term disability products provide coverage for claims incurred during the policy period. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time. The Company’s basic long term disability product covers disabilities that occur both at work and elsewhere. In order to receive disability benefits, an employee must be continuously disabled for a specified waiting period, which generally ranges from 30 to 180 days. The benefits usually are reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation, and sick leave. The benefits also may be subject to certain maximum amounts and benefit periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including up to normal retirement age or longer.

Generally, group long term disability policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates.

Group life and AD&D insurance contributed approximately 40% of 2003 premiums for the segment. Group life insurance products provide coverage to insured employees

StanCorp Financial Group, Inc.

Part I

for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group short term disability insurance contributed approximately 11% of 2003 premiums for the segment. Group short term disability insurance provides partial replacement of earnings to insured employees who are temporarily disabled. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits. Maximum benefit periods generally do not exceed 26 weeks. Group short term disability benefits also may be reduced by other income, such as sick leave, that a disabled insured employee may receive. Our basic short term disability products generally cover only non-occupational disabilities.

Group dental insurance contributed approximately 3% of 2003 premiums for the segment. Group dental products provide coverage to insured employees for preventive, basic and major dental expenses, and an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan, which are differentiated by the levels of service and cost. Standard has a strategic marketing alliance with Ameritas, which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel.

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed-rate annuities, including life contingent annuities, to individuals. Our disability income insurance products are sold nationally through master general agents and brokers, primarily to physicians, lawyers, executives, other professionals and small business owners. Non-cancelable policies, guaranteeing the customer a fixed premium rate for the life of the contract, represented 87% of sales based on annualized new premiums in 2003. This segment also sells business overhead expense coverage, which reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage, which provides funds for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability.

Fixed-rate annuities are distributed through master general agents, brokers, and financial institutions. The target market is any individual seeking conservative investments to meet their retirement or other financial goals. The fixed annuity product portfolio includes deferred annuities with initial interest rate guarantees ranging from one to six years and a full array of single premium immediate annuity income payment options.

Retirement Plans Segment

The Retirement Plans segment offers full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium sized employers. Our 401(k) plans, which are our primary retirement plan product, offer participants a stable value investment option, managed by Standard, and third-party brand name mutual funds. Mutual funds are offered from American Century, Brandywine, Columbia, Federated, Fidelity, Franklin Templeton, GE, Harbor, Hotchkis and Wiley, Morgan Stanley, Neuberger Berman, Pimco, Sterling, T. Rowe Price, TCW Galileo, Vanguard, and William Blair. Funds are added and deleted through the investment advisory service we provide to our customers as part of our due diligence process. Funds offered in our retirement plans are continuously evaluated for performance, expense ratio, risk statistics, style consistency, industry diversification and management.

The Retirement Plans segment sells products and services primarily through brokers, employee benefit consultants, and other distributors served by our sales representatives throughout the U.S. Most of our retirement plans customers receive both financial and record-keeping services, although either may be provided on a stand-alone basis. Approximately 73% of plan sponsors use StanCorp Investment Advisers, Inc. to provide fund performance analysis and selection support.

The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets under management, and investment margin on general account assets under management (stable value investment option). The investment margin is the excess of net investment income over related interest credited to policyholders. In addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement.

For 2003, Standard’s Retirement Plans segment was ranked the number one fund manager and number one plan administrator in the $1 million to $10 million asset range by 401kExchange.com. Rankings are based on interviews of more than 11,000 plan sponsors from January through December 2003. The 401kExchange.com survey also ranked Standard as the number two fund manager and number two plan administrator in the under $1 million as -

StanCorp Financial Group, Inc.

set range, based on interviews of more than 6,000 plan sponsors during the same time period.

Also in 2003, PLANSPONSOR Magazine released its annual DC Plan Sponsor survey, which showcased the country’s leading 401(k) plan providers. For plans with fewer than $50 million of assets, no other provider received more “Best in Class” awards than Standard.

Other

As of December 31, 2003, StanCorp Mortgage Investors was servicing $2.32 billion in commercial mortgage loans for subsidiaries of StanCorp and $677.1 million for other institutional investors. We believe we have demonstrated expertise and there are ample growth opportunities in this market.

Investments

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically, subject to minimum interest rate guarantees. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long term reserves makes it possible to allocate a significant portion of invested assets to long term fixed-rate investments, including commercial mortgage loans. The ability to allocate a significant portion of investments to commercial mortgage loans, combined with StanCorp Mortgage Investors’ unique expertise with respect to its market niche for small, fixed-rate commercial mortgage loans, provides the ability to increase the yield obtained on the overall investment portfolio. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

Employees

At December 31, 2003, StanCorp and its subsidiaries had 2,630 full-time equivalent employees. Standard’s operations, which represent 74% of its workforce, are headquartered in Portland, Oregon.

I TEM 2.   PROPERTIES

Principal properties owned by Standard and used by the Company consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 458,000 square feet; and the Standard Plaza, with approximately 216,000 square feet. In addition, Standard leases 160,000 square feet of office space in a third office building, also located in downtown Portland, Oregon, and 60,000 square feet of offsite storage. The Company also leases offices under commitments of varying terms to support its sales and regional processing offices throughout the United States. Management believes that the capacity and types of facilities are suitable and adequate. Management may evaluate additional square footage in 2005 to accommodate its increasing workforce.

ITEM 3.   LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2003. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

IT EM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY

 HOLDERS

There were no matters submitted to a vote of StanCorp’s shareholders during the fourth quarter of 2003.

StanCorp Financial Group, Inc.

Part II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

StanCorp’s common stock is listed on the New York Stock Exchange under the symbol “SFG.” As of February 27, 2004, there were 55,679 shareholders of record of common stock.

The high and low sales prices as reported by the New York Stock Exchange and cash dividends paid per share of common stock were as follows by calendar quarter:

	2003

	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

High	$63.80	$59.25	$55.49	$52.45
Low	57.35	50.20	50.77	46.21
Dividends paid	0.70	—	—	—

	2002

	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

High	$59.31	$58.39	$61.20	$56.73
Low	48.84	45.14	53.10	46.25
Dividends paid	0.40	—	—	—

The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by StanCorp’s board of directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.”

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. During 2003, we repurchased 185,700 shares of common stock at a total cost of $9.3 million for a volume weighted-average price of $50.35 per common share. During 2002, we repurchased 852,999 shares of common stock at a total cost of $45.5 million for a volume weighted-average price of $53.34 per common share. Currently, 1.5 million shares are authorized under a share repurchase program approved by the board of directors on February 9, 2004. The program expires December 31, 2005.

StanCorp Financial Group, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

(In millions—except share data)	2003	2002	2001	2000	1999

Income Statement Data:
Revenues
Premiums	$1,609.3	$1,383.3	$1,231.7	$1,102.0	$959.2
Net investment income	441.8	385.1	352.6	362.4	340.9
Net capital gains (losses)	9.3	(19.7)	—	(1.8)	0.4
Other	6.4	5.9	5.1	4.1	3.0

Total revenues	2,066.8	1,754.6	1,589.4	1,466.7	1,303.5

Benefits and expenses
Benefits to policyholders(1)	1,372.8	1,190.0	1,095.7	1,019.9	910.1
Operating expenses(2)	436.7	387.6	329.1	304.7	267.0
Interest expense	17.5	5.0	0.1	1.0	0.9
Reorganization expenses(3)	—	—	—	—	4.5

Total benefits and expenses	1,827.0	1,582.6	1,424.9	1,325.6	1,182.5

Income before income taxes	239.8	172.0	164.5	141.1	121.0
Income taxes	83.5	61.0	58.5	46.4	41.1

Net income	$156.3	$111.0	$106.0	$94.7	$79.9

Per Common Share:
Basic net income	$5.39	$3.77	$3.47	$2.97	$1.73
Basic net income, pro forma(4)					2.37
Diluted net income	5.33	3.73	3.44	2.95	1.72
Diluted net income, pro forma(4)					2.37
Market value at year end	62.88	48.85	47.25	47.75	25.19
Dividends declared and paid	0.70	0.40	0.30	0.27	0.12
Basic weighted-average shares outstanding	28,989,550	29,435,920	30,553,049	31,878,834	33,630,692
Diluted weighted-average shares outstanding	29,334,559	29,772,402	30,835,722	32,125,596	33,674,367
Ending shares outstanding	29,300,723	29,185,276	29,782,966	31,565,486	32,774,098
Balance Sheet Data:
General account assets	$8,296.0	$7,727.9	$6,257.8	$5,766.9	$4,864.8
Separate account assets	1,685.7	1,018.6	1,019.2	1,092.7	992.3

Total assets	$9,981.7	$8,746.5	$7,277.0	$6,859.6	$5,857.1
Long-term debt	272.0	259.0	9.1	9.4	9.6
Total liabilities	8,672.2	7,593.9	6,303.3	5,935.2	5,017.2
Total equity	1,309.5	1,152.6	973.7	924.4	839.9
Statutory Data:
Net gain from operations before federal income taxes	$214.2	$111.9	$118.0	$148.4	$133.0
Net gain from operations after federal income taxes and before realized capital gains/losses	138.9	33.1	126.8	43.0	115.7
Capital and surplus	876.1	817.6	641.9	517.7	506.7
Asset valuation reserve	54.3	35.8	44.4	39.8	41.1

(1)	Includes benefits to policyholders and interest credited.
(2)	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs and value of business acquired.
(3)	Represents costs related to our demutualization and initial public offering in 1999.
(4)	Pro forma weighted-average shares outstanding for 1999, basic and diluted, are as if the initial public offering had occurred on January 1, 1999.

StanCorp Financial Group, Inc.

Part II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. See Item 8, “Financial Statements and Supplementary Data.” Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. Please refer to our discussion of such critical accounting policies under the heading “Critical Accounting Policies and Estimates.”

We have made in this Form 10-K, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. Please refer to our discussion of such forward-looking statements under the heading “Forward-Looking Statements.”

Executive Summary

Financial Results Overview

Our financial results for 2003 were strong despite challenging economic conditions. Net income for 2003 was $5.33 per diluted share, compared to $3.73 per diluted share for 2002. The strong results reflected growth in each of StanCorp’s business segments, favorable claims experience, inclusion of the block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”), as well as net capital gains in 2003 compared to net capital losses in 2002. Other factors contributing to the solid results included strong growth in assets under management in the Retirement Plans segment, higher fees earned in connection with commercial mortgage loan originations and an increased level of commercial mortgage loan prepayments.

Insurance Products for Employer Groups

Group employee benefits insurance (our Employee Benefits segment) is our largest business and represented 93.2%, 92.8% and 91.7% of total premiums for the years ended December 31, 2003, 2002 and 2001, respectively.

Two external factors can have a critical impact on our Employee Benefits operations: claims volatility and economic conditions, including the impact of interest rates on product pricing.

Claims volatility. We have a large and well diversified group insurance business. However, our claims results can be volatile when measured on a quarterly basis and can exceed or be below our expected benefit ratio (the ratio of policyholder benefits to premiums) for a given year. In recent years, our claims experience has been favorable compared to our expectations, but this favorable experience may not necessarily continue into the future.

Economic Conditions. We are sensitive to changing interest rates and their effect on product pricing because premiums collected today must be invested to provide a return sufficient to meet the future claims of policyholders. For that reason, we closely monitor changes in interest rates and make changes to our pricing, as appropriate. When interest rates fall, we must raise our premium rates to compensate for the reduced investment income. Raising prices during difficult economic conditions may affect our ability to grow premiums as our customers also may face economic challenges and may be less inclined to offer their employees new benefits and may even reduce benefit offerings. Alternatively, in periods when interest rates are increasing, we can reduce premium rates, and therefore take pricing pressure off customers, and we have done so in the last two consecutive quarters. Interest rates also affect the discount rates we use to establish reserves. See “Consolidated Results of Operations—Benefits and Expenses—Benefits to Policyholders.”

Technology

As part of our commitment to high standards of customer service, we need to continually improve our systems and processes. Investment in technology is important for us to enhance our market position and achieve operating efficiencies in future years. As a result, we plan to increase our technology expense approximately 25% during 2004, resulting in a projected increase in pre-tax expenses of $13 million. In 2005, we estimate that operating efficiencies will approximate the on-going expenses.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 265% to 275% of the company action level risk-based capital (“RBC”), the minimum required by regulators to avoid remedial action by

StanCorp Financial Group, Inc.

our insurance subsidiaries (this equates to 530% to 550% of the authorized control level RBC by our states of domicile), plus an amount approximating 5% of consolidated equity excluding accumulated other comprehensive income. See “Statutory Financial Accounting” and “Capital Management—Risk-Based Capital.” The primary reason we maintain capital above targeted levels is to provide timing flexibility should we wish to access capital markets to finance growth or acquisitions. We will continue to maintain our three priorities, in the following order, for excess capital:

•	fund internal growth,
•	fund acquisitions that are consistent with our mission and meet our return objectives, and
•	provide a return to shareholders, via share repurchases and dividends.

Recently, with premium growth at levels lower than our long-term objective, our excess capital has accumulated beyond the targeted excess level by approximately $50 million as of December 31, 2003 after funding interest payments, holding company operating expenses and our historical annual shareholder dividend. If not utilized, the excess of capital over our targeted level would reduce return on average equity for 2004, as the rate of return we would earn on the related investments would be less than we would expect to achieve if invested in businesses meeting our return objectives.

Outlook for 2004

Historically, it has been our objective to grow premiums in the range of 10% to 12% annually. For management purposes, we eliminate the effects of new assumed blocks of business and experience rated refunds (“ERRs”) (refunds on certain large group insurance contracts) from this calculation to determine our rate of premium growth. Economic conditions, including low interest rates and limited job growth, together with the rising cost of medical premiums faced by our customers, had an impact on our sales and premium growth in 2003. As a result, our premium growth for 2003 of 7.8%, as defined above, was below our target range of 10% to 12%. Our decline in premium growth is consistent with declines in the market growth rate. See discussion in “Consolidated Results of Operations—Revenues—Premiums” below. We believe continuing economic conditions will affect our results in 2004, and therefore have adjusted our expectation for 2004 premium growth to a range of 6.5% to 8%. We expect economic conditions for employers will improve, and therefore our premium growth will return to the 10% to 12% range in 2005 and beyond.

The lower premium growth anticipated for 2004 will reduce the growth in net income. In addition, growth in net income for 2004 will be reduced by increased technology expense discussed above. Net income for 2004 may be affected by favorable and sustained claim recovery patterns in our Employee Benefits segment. As a result, we are adjusting our expected benefit ratio for the Employee Benefits segment moving forward to a range of 81% to 83% (previously our expected range was 82% to 84%).

Consolidated Results of Operations

The following table sets forth consolidated results of operations for the years ended December 31:

(In millions)	2003	2002	2001

Revenues:
Premiums	$1,609.3	$1,383.3	$1,231.7
Net investment income	441.8	385.1	352.6
Net capital gains (losses)	9.3	(19.7)	—
Other	6.4	5.9	5.1

Total revenues	2,066.8	1,754.6	1,589.4

Benefits and expenses:
Benefits to policyholders(1)	1,372.8	1,190.0	1,095.7
Operating expenses	280.1	247.8	205.0
Commissions and bonuses	144.1	132.6	118.3
Premium taxes	24.6	23.0	22.1
Interest expense	17.5	5.0	0.1
Net increase in deferred acquisition costs and value of business acquired	(12.1)	(15.8)	(16.3)

Total benefits and expenses	1,827.0	1,582.6	1,424.9

Income before income taxes	239.8	172.0	164.5
Income taxes	83.5	61.0	58.5

Net income	$156.3	$111.0	$106.0

(1)	Including interest credited.

Revenues

Total revenues increased $312.2 million, or 17.8%, in 2003 compared to 2002, and $165.2 million, or 10.4%, in 2002 compared to 2001. Revenues consist primarily of premiums, net investment income, and net capital gains and losses.

Premiums

Premium growth, excluding assumed blocks of business (unless in both comparable periods) and ERRs, for 2003 and 2002 was 7.8% and 8.7%, respectively. As discussed in the Executive Summary above, premium growth for 2003 (as defined above) was below our targeted level primarily due to the effects of economic conditions on our Employee Benefits segment, which are expected to continue into 2004.

The following table sets forth premiums by segment for the years ended December 31:

(In millions)	2003	2002	2001

Premiums:
Employee Benefits	$1,500.6	$1,284.3	$1,129.5
Individual Insurance	85.4	80.0	81.2
Retirement Plans	23.3	19.0	21.0

Total premiums	$1,609.3	$1,383.3	$1,231.7

StanCorp Financial Group, Inc.

Part II

ERRs were $18.6 million, $13.5 million, and $16.0 million for 2003, 2002, and 2001, respectively.

The following table sets forth premium growth as a percentage by segment, without ERRs and the block of business assumed from TIAA for the years ended December 31:

	2003	2002	2001

Premiums:
Employee Benefits	7.6%	9.7%	15.0%
Individual Insurance	6.8	(1.5)	(22.5)
Retirement Plans	22.6	(9.5)	(11.4)
Total premiums	7.8	8.7	10.9

The following table sets forth premiums in our Employee Benefits segment for our existing business and the block of business assumed from TIAA for the years ended December 31:

(In millions)	2003	2002	2001

Employee Benefits premiums:
Existing business	$1,351.7	$1,243.4	$1,129.5
Block of business assumed	148.9	40.9	—

Total premiums	$1,500.6	$1,284.3	$1,129.5

The following table sets forth premium growth as a percentage for our Employee Benefits segment for the years ended December 31:

	2003	2002	2001

Total premium growth	16.8%	13.7%	16.0%
Premium growth without ERRs	17.1	13.3	15.0
Premium growth without ERRs and assumed block of business	7.6	9.7	15.0

Premium growth in the Employee Benefits segment (excluding the TIAA block of business assumed and ERRs) was 7.6% for 2003 compared to 2002, and 9.7% for 2002 compared to 2001. Based on industry statistics, the employee benefits market had been growing 8% to 9% annually as measured by average annual premiums. However, these same statistics indicate a growth rate in early 2003 of 5% to 6%. Growth in the employee benefits market comes primarily from employment and wage growth (as premiums are based in part on salaries of covered employees) and businesses adding new coverages.

Also as a result of challenging economic conditions and competition for experienced employee benefits sales representatives, we ended 2003 with 151 sales representatives, six fewer than at the end of 2002. We are working to increase the number of sales representatives to 185 by the end of 2004 as was our original plan, yet achievement of this goal may be affected by economic and competitive conditions.

Premium growth in our Individual Insurance segment was $5.4 million, or 6.8%, for 2003 compared to 2002. Increases in both sales and premiums in 2003 resulted from an expansion of distribution channels in recent years and the continuation of a national marketing agreement.

•	2003 premiums for this segment included a $3.8 million premium reduction related to an experience rated reinsurance agreement, entered into in 2002, covering policies related to the Minnesota Life Insurance Company (“Minnesota Life”) block of business assumed in October 2000. Our experience for policies covered by the agreement was more favorable than anticipated for the policy year ended June 30, 2003, and we received refunds of reinsurance premiums. Prospectively, compared to 2003 premiums, we expect that the agreement will result in a reduction to premiums of approximately $9 million annually. Overall, the annual expected effect of the reinsurance agreement is a $1 million reduction to income before income taxes.
•	Premiums for this segment decreased $1.2 million, or 1.5%, in 2002 compared to 2001. This included a decrease in disability insurance premiums of $3.1 million for 2002 compared to 2001 primarily resulting from a $6.5 million reinsurance premium in 2002 related to the reinsurance agreement discussed above, and an increase in premiums for the life contingent annuities totaling $1.9 million. Sales of life contingent annuities can vary significantly from year to year.

Premium growth in our Retirement Plans segment was $4.3 million, or 22.6% for 2003 compared to 2002. Premiums for this segment include plan administration fees, fees based on average market values of assets under management, and premiums for life contingent annuities sold, which can vary significantly from year to year.

•	At December 31, 2003, assets under management for this segment totaled $2.58 billion, compared to $1.80 billion and $1.77 billion at December 31, 2002 and 2001, respectively. Asset growth was primarily due to higher market values of equity investments in the separate account, strong sales, continued deposit growth, and favorable customer retention. As a result, administration fees based on the market values of assets increased 23.0% in 2003 compared to 2002.
•	Premiums for this segment decreased $2.0 million, or 9.5% in 2002 compared to 2001. The decrease was primarily due to a decrease in premiums for life contingent annuities, which resulted in a corresponding decrease in reserves and benefits to policyholders.

StanCorp Financial Group, Inc.

Net Investment Income

Net investment income increased $56.7 million, or 14.7%, in 2003 compared to 2002, and $32.5 million, or 9.2%, in 2002 compared to 2001. Net investment income is primarily affected by changes in levels of invested assets and interest rates. In recent years, commercial mortgage loan prepayment fees also have increased net investment income.

•	Average invested assets were $6.56 billion for 2003, an increase of 18.2% compared to 2002. Average invested assets for 2002 increased 10% compared to 2001. Average invested assets increased in all segments. In the Employee Benefits segment, increased average invested assets in 2003 and 2002 included approximately $705 million in assets from the TIAA block of business and approximately $200 million to support payment of the $75 million ceding commission to TIAA to assume the block of business and to maintain targeted capital, both of which occurred in late 2002. See “—Liquidity and Capital Resources—Financing Cash Flows.” In the Individual Insurance segment, increased average invested assets resulted primarily from sales and retention of annuity deposits. In the Retirement Plans segment, increased average invested assets resulted primarily from higher market values of equity investments in the separate account, strong sales, continued deposit growth, and favorable customer retention.
•	Commercial mortgage loan prepayment fees were $17.0 million, $9.0 million, and $3.4 million for 2003, 2002 and 2001, respectively. The level of commercial mortgage loan prepayment fees will vary depending on the overall interest rate environment. We anticipate that refinancing activity will slow in 2004. Currently, approximately half of the loans in our commercial mortgage loan portfolio have a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments will be fully protected in the event of prepayment. Since 2001, all new commercial mortgage loans contain the new prepayment provision. The remainder of our commercial mortgage loans contain fixed prepayment fees such that total cash flows may be more than or less than those originally expected at the time the loans were made.
•	The portfolio yield for fixed maturity securities decreased to 5.94% in 2003, from 6.22% in 2002 and 6.79% in 2001. The portfolio yield for commercial mortgage loans decreased to 7.28% in 2003, from 7.94% in 2002 and 8.22% in 2001. The decreases in our portfolio yields are consistent with changes in the overall interest rate environment for the same periods.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets, neither of which is likely to occur in regular patterns. While impairments are generally not controllable, management does have significant discretion over the timing of sales of invested assets. Net capital gains and losses are reported in “Other.” Net capital gains were $9.3 million in 2003, compared to net capital losses of $19.7 million in 2002. Net capital gains for 2003 included gains on bond sales, which were driven in part by a higher than normal level of tender offers on bonds held in the Company’s portfolio. Net capital losses for 2002 were primarily related to impairments of our holdings of WorldCom, Lukens, Sprint, and AT&T bonds. Capital gains and losses in 2001 netted to zero.

Benefits and Expenses

Benefits to Policyholders

The following table sets forth benefits to policyholders, including interest credited, by segment for the years ended December 31:

(In millions)	2003	2002	2001

Benefits to policyholders(1):
Employee Benefits	$1,219.9	$1,034.1	$931.9
Individual Insurance	111.1	114.9	118.4
Retirement Plans	41.8	40.4	45.0

Total benefits to policyholders	$1,372.8	$1,189.4	$1,095.3

(1)	Including interest credited from our operating segments

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience, and the assumptions used to establish related reserves. The predominant factors affecting claims experience are incidence (number of claims) and duration (length of time a disability claim is paid). The assumptions used to establish the related reserves include these factors as well as new investment interest rates, which affect the discount rate used to establish reserves. Please refer to our discussion of how we establish reserves under the heading “Critical Accounting Policies and Estimates.”

Benefits to policyholders (including interest credited) increased $182.8 million, or 15.4% in 2003 compared to 2002, and $94.3 million, or 8.6% in 2002, compared to 2001. The increases in both comparative periods primarily related to increases in the size of our Employee Benefits segment. Benefits to policyholders in the Employee Benefits segment increased $185.8 million, or 18.0% in 2003 compared to 2002, and $102.2 million, or 11.0% in 2002, compared to

StanCorp Financial Group, Inc.

Part II

2001. The factors causing net increases in the Employee Benefits segment were:

•	Our assumption of the TIAA block of business, which was effective October 1, 2002, increased our premium levels by approximately 11%. This contributed to increased benefits to policyholders through both additional claims incurred and additional reserves established based on premium levels.
•	During 2003, interest rates declined such that we decreased the discount rate for new long term disability reserves a net total of 0.05%. During 2002, interest rates declined such that we decreased the discount rate for new long term disability reserves a total of 1.0%. Corresponding changes in reserves were recorded as benefits to policyholders on the income statement. An increase in the discount rate will result in recording lower benefits to policyholders on the income statement while a decrease in the rate will result in recording higher benefits to policyholders on the income statement. Each quarter we determine a discount rate for new reserves established in the quarter based on the average new money investment rate for the quarter. When investment rates are increasing, the discount rate will also increase. Similarly, when investment rates are decreasing, the discount rate is comparably decreased. To offset this effect, we increase or decrease prices on our long term disability products. Because our long term disability contracts have one to three year rate guarantees, there is generally a time lag between the rate action and a corresponding increase or decrease in premium rates. Based upon our current size, a 0.25% change in the discount rate will result in a quarterly change of approximately $2 million in benefits to policyholders.
•	Claims experience (mortality and morbidity) was favorable compared to our expectations for 2003, 2002, and 2001. See “Business Segments.”

Operating Expenses

The following table sets forth operating expenses by segment for the years ended December 31:

(In millions)	2003	2002	2001

Operating expenses:
Employee Benefits	$213.5	$185.8	$148.9
Individual Insurance	27.2	24.0	22.9
Retirement Plans	27.8	27.0	23.6
Other	11.6	11.0	9.6

Total operating expenses	$280.1	$247.8	$205.0

Operating expenses increased $32.3 million, or 13.0% in 2003 compared to 2002, and $42.8 million, or 20.9% in 2002, compared to 2001. The increases for both comparative periods primarily were to support business growth as evidenced by premium growth. In addition:

•	Operating expenses for 2003 and 2002 included transitional administrative fees related to the TIAA block of business totaling $8.1 million and $10.5 million, respectively. We concluded the transition during the second quarter of 2003 and anticipate no further transitional administrative fees for this agreement.
•	In the first quarter of 2003, we began including the cost related to stock-based compensation in the determination of net income by adopting the fair value recognition provisions for all director and employee grants and awards after January 1, 2003. Total stock-based compensation expense in 2003 totaled $2.3 million.

Managing levels of operating expenses is important to maintaining competitive pricing. We measure expenses on a segment level against the most relevant operating measure. In the Employee Benefits segment, the measure is against premiums. In the Individual Insurance segment, the measure is against total revenues. In the Retirement Plans segment, the measure is against assets under management.

The following table sets forth relevant operating expense ratios by segment for the years ended December 31:

	2003	2002	2001

Employee Benefits (% of total premiums)	14.2%	14.5%	13.2%
Individual Insurance (% of revenue)	13.9	12.8	12.6
Retirement Plans (% of average assets under management)	1.3	1.5	1.3

The operating expense ratios in 2003 and 2002 for the Employee Benefits segment were impacted by administrative fees paid to TIAA and integration costs discussed above. Looking ahead, we plan to increase our technology expense approximately 25% during 2004, resulting in a projected increase in pre-tax expense of $13 million. In 2005 and beyond, we estimate that operating efficiencies will approximate the on-going expenses.

The Individual Insurance segment operating expense ratio increased to 13.9% in 2003 from 12.8% and 12.6% in 2002 and 2001, respectively. The increase primarily resulted from two factors. First, annuity premiums (which are in the denominator of the ratio) decreased $2.9 million in 2003, compared to 2002. Annuity premiums consist of premiums on life contingent immediate annuities, which are a small part of our annuity sales and can vary significantly from year to year. Second, we incurred additional expense to support a 27.8% increase in sales of annuity deposits in 2003 compared to 2002. Sales of annuity deposits are not recorded as premiums. Annuity deposits are recorded as a liability. See “Business Segments—Individual Insurance Segment.”

In the Retirement Plans segment, the decrease in the operating expense ratio resulted from higher assets under

StanCorp Financial Group, Inc.

management. Because our cost structure for this segment is heavily weighted toward fixed costs, we expect the operating expense ratio to decline as assets under management increase.

Commissions and Bonuses

The following table sets forth commissions and bonuses by segment for the years ended December 31:

(In millions)	2003	2002	2001

Commissions and bonuses:
Employee Benefits	$103.4	$98.8	$90.1
Individual Insurance	31.0	27.3	22.6
Retirement Plans	9.7	6.5	5.6

Total commissions and bonuses	$144.1	$132.6	$118.3

Commissions and bonuses primarily represent sales-based compensation, which varies depending on the product, the structure of the commission program and factors such as persistency and profitability of business. Commissions and bonuses increased $11.5 million, or 8.7%, in 2003 compared to 2002, and $14.3 million, or 12.1% in 2002, compared to 2001. Increases for both comparative periods were primarily due to renewals and sales in each of our segments.

Interest Expense

Interest expense (recorded in “Other”) was $17.5 million, $5.0 million, and $0.1 million for 2003, 2002, and 2001, respectively. Increases for the comparative periods were primarily due to interest expense on senior notes. Late in the third quarter of 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes. Prior to that, our debt consisted mainly of periodic short term borrowings. See “Liquidity and Capital Resources—Financing Cash Flows.”

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain policy acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs related to obtaining new business and acquiring business through reinsurance agreements. See “Critical Accounting Policies and Estimates.” VOBA represents the discounted future profits of business assumed through reinsurance agreements.

The following table sets forth the balances at December 31, 2003 of DAC, VOBA, and the intangible asset related to our national marketing agreement with Minnesota Life. See “Business Segments—Individual Insurance Segment.”

(In millions)	DAC	VOBA	Intangible	Total

Employee Benefits	$37.9	$48.4	$—	$86.3
Individual Insurance	55.3	33.1	19.2	107.6
Retirement Plans	6.8	—	—	6.8

Total	$100.0	$81.5	$19.2	$200.7

The following table sets forth income statement activity for DAC and VOBA for the years ended December 31:

(In millions)	2003	2002	2001

Deferred:
Employee Benefits	$20.1	$17.8	$15.0
Individual Insurance	21.8	19.0	19.8
Retirement Plans	4.7	2.3	0.9

Total deferred	46.6	39.1	35.7

Amortized:
Employee Benefits	(25.9)	(15.1)	(11.4)
Individual Insurance	(9.1)	(7.9)	(8.0)
Retirement Plans	0.5	(0.3)	—

Total amortized	(34.5)	(23.3)	(19.4)

Net increase in DAC and VOBA	$12.1	$15.8	$16.3

Deferrals and amortization for all years presented have been affected by the businesses assumed from TIAA and Minnesota Life. See “Business Segments—Employee Benefits Segment” and “Business Segments—Individual Insurance Segment.”

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. Income taxes also include estimated amounts provided for potential adjustments related to Internal Revenue Service examinations of open years, generally when the tax law is unclear. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon the settlement of an examination may differ from amounts previously estimated. Years currently open for audit by the Internal Revenue Service are 1996 through 2003. The combined federal and state effective tax rates were 34.8%, 35.5%, and 35.6% for 2003, 2002, and 2001, respectively.

StanCorp Financial Group, Inc.

Part II

Business Segments

Employee Benefits Segment

Employee Benefits is our largest segment and substantially influences our consolidated financial results. See “Consolidated Results of Operations.”

The following table sets forth the financial results for the Employee Benefits segment for the years ended December 31:

(In millions)	2003	2002	2001

Revenues:
Premiums	$1,500.6	$1,284.3	$1,129.5
Other revenue(1)	260.0	212.5	191.6

Total revenues	1,760.6	1,496.8	1,321.1

Benefits and expenses:
Benefits to policyholders(2)	1,219.9	1,034.1	931.9
Operating and other expenses(3)	346.3	304.3	255.9

Total benefits and expenses	1,566.2	1,338.4	1,187.8

Income before income taxes	$194.4	$158.4	$133.3

(1)	Includes net investment income and other sources of revenue.
(2)	Includes benefits to policyholders and interest credited.
(3)	Includes operating expenses, commissions and bonuses, premium taxes and the net increase in deferred acquisition costs and value of business acquired.

Following are key indicators that management uses to manage and assess the performance of the Employee Benefits segment at or for the years ended December 31:

(Dollars in millions)	2003	2002	2001

Persistency (% of premiums)(1)
Life insurance	89.7%	88.0%	88.5%
Long term disability insurance	85.5	88.1	89.3
Dental insurance	57.5	75.6	79.6
Other accident and health insurance	84.9	85.1	87.0
Total persistency	85.6	86.9	87.6

Sales (annualized new premiums)	$277.7	$303.1	$265.3
Life insurance in force	197,041.1	191,731.9	142,062.8
Benefit ratio (% of premiums)(2)	81.3%	80.5%	82.1%

(1)	Measured as a percentage of premiums remaining in force from year to year.
(2)	Pre-tax charges of $4.3 million incurred as a result of the terrorist events of September 11, 2001 were excluded from the computation of the benefit ratio for 2001.

For a discussion of premiums, persistency, and sales see “Consolidated Results of Operations.”

We attribute the decline in long term disability persistency from 2001 to 2003 to our actions to shed unprofitable business combined with more price sensitivity in the market as employers sought lower cost products. Dental persistency decreased in 2003 compared to 2002 and 2001, primarily due to the loss of several large cases that were not meeting our return objectives.

Prior to 2002, it had been our practice to maintain a 50 to 75 basis point margin between our average new money investment rate for a quarter and the discount rate used to establish new long term disability reserves over a 12 month period. Given the current low interest rate environment, and correspondingly lower reinvestment risk, our targeted margin range for newly incurred claims is approximately 30 basis points over a 12 month period as long as the earned rate on new investments is less than 6%.

Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, the overall margin between the portfolio investment yield and the weighted average reserve discount rate would not be adequate, possibly resulting in required increases to reserves and therefore increases to benefits to policyholders.

The duration of our invested assets is well matched to the duration of our liabilities in total and on a product segregated portfolio basis. Our investments are generally not callable or have prepayment penalties. Based on these factors, we believe the current margin in our overall block of business between invested assets yield and weighted average reserve discount rate of approximately 0.40% is adequate to cover potential reinvestment risk. The margin is lower than the 0.50% reported in prior periods due to the inclusion of the TIAA block of business, the reserves for which were established during the recent low interest rate environment, where, due to the decreased reinvestment risk, a lower interest rate margin is appropriate. See “Liquidity and Capital Resources.”

Looking to 2004 for this segment, we have been experiencing favorable and sustained claims recovery patterns in our group disability insurance. If these recovery patterns continue at their current levels, we estimate that in 2004 a favorable impact on pre-tax income of up to $12 million may result. As a result, we are adjusting our expected benefit ratio for the Employee Benefits segment moving forward to a range of 81% to 83% (previously our expected range was 82% to 84%).

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed-rate annuities, including life contingent annuities, to individuals.

Most of the deposits on our annuity business are not recorded as premiums. Annuity premiums consist of premiums on life contingent annuities, which are a small portion of sales. Annuity deposits are recorded as a liability and therefore not reflected as premiums. Annuity deposits earn investment income, a portion of which is credited to the policyholders.

StanCorp Financial Group, Inc.

The following table sets forth the financial results for the Individual Insurance segment for the years ended December 31:

(In millions)	2003	2002	2001

Revenues:
Premiums	$85.4	$80.0	$81.2
Other revenue(1)	109.6	107.4	99.7

Total revenues	195.0	187.4	180.9

Benefits and expenses:
Benefits to policyholders(2)	111.1	114.9	118.4
Operating and other expenses(3)	46.5	40.8	35.3

Total benefits and expenses	157.6	155.7	153.7

Income before income taxes	$37.4	$31.7	$27.2

(1)	Includes net investment income and other sources of revenue.
(2)	Includes benefits to policyholders and interest credited.
(3)	Includes operating expenses, commissions and bonuses, premium taxes and the net increase in deferred acquisition costs and value of business acquired.

The following table sets forth key indicators that management uses to manage and assess the performance of the Individual Insurance segment at or for the years ended December 31:

(Dollars in millions)	2003	2002	2001

Sales (annuity deposits)	$139.4	$109.1	$62.6
Sales (annualized new disability premiums)	16.0	11.5	9.6
Individual disability insurance persistency (% of premiums)	95.1%	94.3%	92.1%
Benefit ratio (% of premiums)(1)	87.8	99.8	104.5

(1)	Pre-tax charges of $0.7 million incurred as a result of the terrorist events of September 11, 2001 were excluded from the computation of the benefit ratio for 2001.

For a discussion of sales and premiums, see “Consolidated Results of Operations.”

In many states, we are required to credit a minimum rate of interest to annuity contract holders. In the current low interest rate environment, we were unable to achieve sufficient margin over minimum interest crediting rates on certain annuity products and therefore have ceased offering those products until interest rates increase. Recent changes in regulation have allowed us to begin to offer new products with lower guarantees. Factors affecting the level of sales of annuity deposits include movement in interest rates, the equity markets, and other changes in economic conditions.

The benefit ratio for the Individual Insurance segment (the ratio of policyholder benefits to premiums) was 87.8%, 99.8%, and 104.5% for 2003, 2002 and 2001, respectively. In 2003 and 2002, we had both favorable claims incidence and duration. Each year we reset the expected benefit ratio range for this segment to reflect the growth in the segment outside of the large block of business we assumed in 2000 from Minnesota Life, and the corresponding change in revenues from net investment income to premiums. Accordingly, we have lowered our expected benefit ratio range for 2004 to 80% to 95%, but we expect the volatility in this ratio to continue, especially when measured on a quarterly basis. In this segment, a lower benefit ratio does not necessarily indicate an increase in profitability, rather a change in the mix of revenues from the business.

Retirement Plans Segment

The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets under management, and investment margin on general account assets under management (fixed-income investment option). In addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement.

The following table sets forth the financial results for the Retirement Plans segment for the years ended December 31:

(In millions)	2003	2002	2001

Revenues:
Premiums	$23.3	$19.0	$21.0
Other revenue(1)	56.1	52.9	52.1

Total revenues	79.4	71.9	73.1

Benefits and expenses:
Benefits to policyholders(2)	41.8	40.4	45.0
Operating and other expenses(3)	32.3	31.5	28.3

Total benefits and expenses	74.1	71.9	73.3

Income (loss) before income taxes	$5.3	$—	$(0.2)

(1)	Includes net investment income and other sources of revenue.
(2)	Includes benefits to policyholders and interest credited.
(3)	Includes operating expenses, commissions and bonuses, premium taxes and the net increase in deferred acquisition costs and value of business acquired.

Following are key indicators that management uses to manage and assess the performance of the Retirement Plans segment:

(Dollars in millions)	2003	2002	2001

Interest credited (% of net investment income)	60.6%	61.4%	67.5%
Assets under management:
General account	$891.9	$784.7	$751.6
Separate account	1,685.7	1,018.6	1,019.2

Total	$2,577.6	$1,803.3	$1,770.8

For a discussion of premiums and assets under management, see “Consolidated Results of Operations.” With the higher level of invested assets and modest future expense increases, we expect to see continued consistent profitability for this segment.

Interest credited as a percentage of net investment income declined in 2003, compared to 2002 and 2001. The change in interest credited correlates with the change in interest rates on invested assets.

StanCorp Financial Group, Inc.

Part II

Other

Other businesses include StanCorp Mortgage Investors, which contributed income before income taxes of $11.2 million, $7.7 million, and $6.6 million for 2003, 2002, and 2001, respectively, before intercompany eliminations. Supporting both internal and external investor demand, StanCorp Mortgage Investors originated a record $930.6 million of commercial mortgage loans in 2003, a 63.0% increase over 2002. StanCorp Mortgage Investors managed $677.1 million for other investors as of December 31, 2003. We have specialized expertise in the origination and servicing of small commercial mortgage loans and have generated growth in commercial mortgage loan originations in recent years.

Liquidity And Capital Resources

Asset/Liability Matching and Interest Rate Risk Management

It is management’s objective to generally align the cash flow characteristics of assets and liabilities to ensure that the Company’s financial obligations can be met under a wide variety of economic conditions. In meeting the objectives, management may choose to liquidate certain investments and reinvest in alternate investments to better match the cash flow characteristics of assets to liabilities. See “—Investing Cash Flows.”

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at December 31, 2003 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets actually held.

The Company’s financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. In accordance with Item 305 of Regulation S-K of the Securities and Exchange Commission (“SEC”), the Company has analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2003 and 2002, given a hypothetical 10% increase in interest rates, and related qualitative information on how the Company manages interest rate risk. The interest rate sensitivity analysis was based upon the Company’s fixed maturity securities and commercial mortgage loans held at December 31, 2003 and 2002. Interest rate sensitivity of the Company’s financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year end 10-year U.S. Government Treasury bond yield, or 0.42% for the 2003 analysis and 0.40% for the 2002 analysis. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using company payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of the Company’s financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of the Company’s financial assets that resulted from the model was estimated to be $154 million and $80 million at December 31, 2003 and 2002, respectively.

The low level of current interest rates resulted in a relatively small change when rates are increased 10%. An additional sensitivity analysis was therefore performed to look at the change in fair market value when rates were increased 1.0%. The resulting hypothetical reduction in fair value of the Company’s financial assets was estimated to be $363 million and $265 million at December 31, 2003 and 2002, respectively.

The duration of our invested assets was well matched to the duration of our liabilities, approximating 5.1 and 5.5, respectively, at December 31, 2003. Our investments are either generally not callable or have prepayment penalties. As a percentage of our fixed maturity investments, callable bonds were 1.85% at December 31, 2003.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non cash items and accruals primarily related to net realized capital gains and losses, deferred income taxes, changes in reserves, and changes in other assets and liabilities. Net cash provided by operating activities was $337.4 million, $380.4 million, and $264.8 million for 2003, 2002, and 2001, respectively. Net cash provided by operations was comparatively higher in 2002. Adjustments to reconcile net income to net cash provided by operating activities in 2002 included the refund of $20.0 million in federal income taxes and changes in the related accruals.

We pay approximately $9 million semi-annually for interest on our senior notes and approximately $30 million quarterly for federal income taxes.

StanCorp Financial Group, Inc.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed- rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated.

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

Net cash used in investing activities was $743.6 million, $637.9 million, and $649.9 million for 2003, 2002, and 2001, respectively. Net cash used in investing activities in 2003 and 2002 included commercial mortgage loan originations of $930.6 million and $570.8 million, respectively. We target our investment portfolio to be approximately 60% fixed maturity securities and 40% commercial mortgage loans. At December 31, 2003, our portfolio consisted of 66% fixed maturity securities and 34% commercial mortgage loans. Depending on interest rate trends, we anticipate that the substantial refinancing activity that occurred in 2003 will slow in 2004 and we will be able to achieve a year end investment portfolio ratio of approximately 62% fixed maturity securities and 38% commercial mortgage loans, and return to our target levels in following years. Net cash used in investing activities for 2002 included investments in fixed maturity securities related to proceeds from the TIAA business and approximately $200 million in proceeds received from the initial public debt offering.

Our fixed maturity securities totaled $4.52 billion at December 31, 2003. We believe that we maintain prudent diversification across industries, issuers, and maturities. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) as of December 31, 2003. The percentage of fixed maturity securities below investment-grade was well below industry averages at 3.5% at both December 31, 2003 and 2002.

At December 31, 2003, our fixed maturity securities portfolio had gross unrealized capital gains of $264.2 million and gross unrealized capital losses of $9.8 million. Unrealized losses can be indicative of impairment concerns, or can simply reflect the acquisition of fixed maturity securities at interest rates lower than those currently available.

At December 31, 2003, commercial mortgage loans in our investment portfolio totaled $2.32 billion. Collateralized properties in the commercial mortgage loan portfolio included the following at December 31, 2003:

•	49.3% retail properties;
•	22.1% industrial properties;
•	20.4% office properties; and
•	8.2% commercial, apartment, and agricultural properties.

The average loan to value ratio of the overall portfolio was 59% at December 31, 2003, and the average loan size was approximately $0.8 million. The Company receives personal recourse on almost all loans. At December 31, 2003, there were no loans more than sixty days delinquent or in the process of foreclosure. We had a net balance of restructured loans of $2.9 million at December 31, 2003, and a commercial mortgage loan loss reserve of $2.6 million. The delinquency and loss performance of our commercial mortgage loan portfolio have been consistently better than industry averages as reported by the American Council of Life Insurance. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At December 31, 2003, our commercial mortgage loan portfolio was collateralized regionally as follows:

•	53.5% Western region;
•	22.8% Central region; and
•	23.7% Eastern region.

Commercial mortgage loans in California account for 37.0% of our commercial mortgage loan portfolio at December 31, 2003. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commer -

StanCorp Financial Group, Inc.

Part II

cial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

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

Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure on real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. However, we cannot provide assurance that material compliance costs will not be incurred by us, which could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2003, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 5.25% to 7.0%, totaling $102.8 million. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to its disapproval of a commitment requirement, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $233.9 million for 2003, compared to $252.0 million for 2002. Policyholder fund deposits net of withdrawals increased in 2003, primarily due to higher individual annuity sales in the Individual Insurance segment and higher deposits into the Retirement Plans segment general account assets, both of which reflected increased consumer interest in fixed-income investments during that time period. Net cash provided by financing activities in 2002 included our initial public debt offering and repayment of our line of credit.

We currently have two unsecured credit agreements for $75 million each, with credit availability totaling $150 million. Both agreements expire on June 28, 2004. Under the credit agreements, we are subject to customary covenants, which take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on indebtedness (funded debt to net worth less than or equal to 0.5 to 1.0), financial liquidity (fixed charge ratio greater or equal to 2.5 to 1.0 and statutory net income to total income percentage greater than or equal to 0), and risk-based capital (greater than or equal to 175% of the company action level).

We are not required to maintain compensating balances for the credit agreements, but pay commitment fees. Interest charged for use of the facilities is based on either the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate (“LIBOR”) at the time of borrowing. In addition, there is an incremental basis point charge, which varies by agreement, type of borrowing, and the amount outstanding on the lines. At December 31, 2003 and 2002, we were in compliance with all covenants under the credit agreements and have no outstanding balance on the lines of credit. Standard, our largest operating insurance subsidiary, is a guarantor for the total amount of both credit agreements. In addition, StanCorp Mortgage Investors also guarantees up to $25 million on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October. Approximately $200 million was used to support payment of the $75 million ceding commission to TIAA to assume the block of business and to maintain Standard’s

StanCorp Financial Group, Inc.

RBC ratio at our targeted level. The remaining proceeds were used to pay our annual dividend to shareholders, to fund a modest level of share repurchases and for general corporate purposes.

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide debt ratings on our senior debentures. As of December 2003, ratings from these agencies were BBB+, Baa1, A-, and bbb+, respectively.

Our current ratings allow up to a 25% debt to total capitalization ratio. We had a debt to total capitalization ratio of 19.3% and 20.0% at December 31, 2003 and 2002, respectively. Our ratio of earnings to fixed charges for the years ended December 31, 2003 and 2002 was 3.3x and 3.1x, respectively.

Capital Management

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has implemented a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as RBC, augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer.

Our target is generally to maintain capital at 265% to 275% of the company action level RBC, the minimum required by state regulators to avoid remedial action by our insurance subsidiaries (this equates to 530% to 550% of the authorized control level RBC by our states of domicile), plus an amount approximating 5% of consolidated equity excluding accumulated other comprehensive income. At December 31, 2003, our statutory capital (adjusted to exclude asset valuation reserves) was $924.9 million, or 319% of the company action level RBC (which equates to 638% of the authorized control level RBC by our states of domicile). The primary reason we maintain capital above targeted levels is to provide timing flexibility should we wish to access capital markets to finance growth or acquisitions. Recently, with premium growth at levels lower than our long-term objective, our excess capital has accumulated beyond the targeted excess level by approximately $50 million as of December 31, 2003 after funding interest payments, holding company operating expenses and our historical annual shareholder dividend.

The level of excess capital we generate varies in relation to our level of premium growth. At higher levels of premium growth we incur higher policy acquisition costs and therefore generate less excess capital (at very high levels of premium growth we generate the need for capital infusions). At lower levels of premium growth, we therefore generate more excess capital given lower policy acquisition costs.

Ordinary Dividends from Subsidiaries

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate capital according to Oregon law. See “—Risk-Based Capital” above. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services (the “Oregon Department”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31st of the preceding year or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the twelve-month period ended on the December 31st last preceding. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Department broad discretion to disapprove requests for dividends in excess of these limits.

Standard paid dividends of $65.0 million and $50.0 million to StanCorp in 2003 and 2002, respectively. While the surplus note (see below) is outstanding, any distribution would be applied first to the interest and outstanding principal on the surplus note. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2004. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp. StanCorp Mortgage Investors paid dividends of $13.2 million and $6.5 million to StanCorp in 2003 and 2002, respectively.

Standard’s board of directors has approved distributions to StanCorp in 2004 to pay accrued interest and repayment of principal. The current amount approved by the board of directors, based on excess capital at December 31, 2003, is $155 million. We anticipate seeking approval of a distribution from the Oregon Department during 2004.

Extraordinary Dividends from Insurance Subsidiaries

In August 2003, Standard made an extraordinary distribution to StanCorp of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the distributed amount from StanCorp and issued a $200 million subordinated surplus note. Both transactions eliminate in consolidation. The extraordinary distribution is a reduction of the paid-in capital that was recorded in con -

StanCorp Financial Group, Inc.

Part II

nection with StanCorp’s contribution to Standard in 2002 to fund the reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. The surplus note matures in August 2018 and bears an interest rate of 6.44% per annum. The form of the surplus note complies with the requirements of the NAIC with respect to surplus notes, including provisions requiring the approval of the Oregon Department for any payments of principal or interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders and trade creditors.

Dividends to Shareholders

Congress passed a tax cut in May 2003 reducing the tax rate applicable to dividends received by individual taxpayers to 15% through 2008. With dividends received by individual taxpayers now taxed at the same rate as long term capital gains, dividends and share repurchases are equally advantageous to individuals, where previously share repurchases were more advantageous as a method of providing a return to individual shareholders. On November 3, 2003, the board of directors of StanCorp declared an annual dividend of $0.70 per share of common stock. The dividend was paid on December 5, 2003, to shareholders of record at the close of business on November 14, 2003. The dividend represented a 75% increase over the annual dividend of $0.40 paid per share of common stock in 2002. On November 4, 2002, the board of directors of StanCorp declared an annual dividend of $0.40 per share of common stock. The dividend was paid on December 6, 2002 to shareholders of record on November 15, 2002. The dividend represented a 33% increase from total dividends paid in 2001. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital, and other factors deemed relevant by StanCorp’s board of directors.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and potential growth opportunities. During 2003, we repurchased 185,700 shares of common stock at a total cost of $9.3 million for a volume weighted-average price of $50.35 per common share. During 2002, we repurchased 852,999 shares of common stock at a total cost of $45.5 million for a volume weighted-average price of $53.34 per common share. Currently, 1.5 million shares are authorized under a share repurchase program approved by the board of directors on February 9, 2004. The program expires December 31, 2005.

Statutory Financial Accounting

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Practices (“SSAP”), set forth in publications of the NAIC.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification”), which became effective January 1, 2001. Codification standardized regulatory accounting and reporting among state insurance departments. However, statutory accounting principles also will continue to be established by individual state laws and permitted practices.

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and interest maintenance reserves are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as income when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements, and represent the expected future tax

StanCorp Financial Group, Inc.

consequences of differences between the tax and the financial statement bases of assets and liabilities; and j) surplus notes are included in capital and surplus.

Statutory net gains from insurance operations before federal income taxes were $214.2 million and $111.9 million for 2003 and 2002, respectively. Capital and surplus, excluding asset valuation reserve, totaled $930.4 million and $853.4 million at December 31, 2003 and 2002, respectively.

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

Standard’s financial strength ratings as of February 2004 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings
•	A1 (Good) by Moody’s—5th of 16 ratings
•	A (Excellent) by A.M. Best—3rd of 13 ratings
•	AA- (Very Strong) by Fitch—4th of 16 ratings

In January 2004, Standard & Poor’s reaffirmed our debt and financial strength ratings, and raised its outlook on our ratings from stable to positive.

Contingencies and Litigation

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2003. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

New and Adopted Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) which requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate those entities. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 15, 2004. We do not have interests in special purpose entities.

We have a 50% interest in a real estate joint venture. During 2003, we fully guaranteed the existing debt of the entity, and therefore, effective December 31, 2003, we consolidated the entity. The increase to our reported assets and liabilities was approximately $18.0 million for this entity that previously did not meet consolidation criteria. Certain subsidiaries of StanCorp have interests in real estate low income housing partnerships that were established in previous years. Individually, the interests in these subsidiaries do not represent a significant subsidiary pursuant to the definition in FIN 46, nor do they meet the requirements for consolidation. The total equity investment in these interests approximated $15 million at December 31, 2003.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. This SOP requires, among other things, an insurance enterprise to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements not meeting the criteria of the SOP, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits or margins to determine the cumulative effect of a change in accounting principle from adopting this SOP. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. We are currently evaluating this guidance and do not expect this SOP to have a material impact on our financial statements.

In November 2003, the FASB Task Force reached a partial consensus under Emerging Issue Task Force (“EITF”) EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This EITF requires certain

StanCorp Financial Group, Inc.

Part II

quantitative and qualitative disclosures for securities accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF is effective for financial statements for fiscal years ending after December 15, 2003. Effective December 31, 2003, the required disclosures are included in the notes to consolidated financial statements.

In December 2003, the FASB released FASB 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement incorporates all of the disclosure requirements of FASB Statement No. 132, Employers’ Disclosure about Pensions and other Postretirement Benefits and replaces the disclosure requirements in FASB Statement No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The provisions of this statement shall be effective for fiscal years ending after December 15, 2003, while the interim-period disclosures required by this Statement shall be effective for interim periods beginning after December 15, 2003. Effective December 31, 2003, the required disclosures are included in the notes to consolidated financial statements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2003. The Company’s financing obligations generally include debts, lease payment obligations, commitments to fund commercial mortgage loans, and loan guarantees. The remaining obligations reflect purchase commitments for goods and services and the long-term liabilities portion of the Company’s Other Liabilities. This table does not reflect the Company’s obligations under our insurance and annuity product contracts.

	Payments due by period

(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Contractual Obligations:
Short-term debt obligations	$2.7	$2.7	$—	$—	$—
Long-term debt obligations	272.0	—	15.4	0.4	256.2
Interest on long-term obligations	161.9	17.8	35.4	35.4	73.3
Capital lease obligations	0.6	0.2	0.3	0.1	—
Operating lease obligations	52.1	13.9	21.1	12.8	4.3
Funding requirements for commercial mortgage loans	102.8	102.8	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities according to GAAP	51.7	6.0	6.9	4.5	34.3

Total	$643.8	$143.4	$79.1	$53.2	$368.1

The Company’s long-term debt obligations consist primarily of the $250.0 million 6.875%, 10-year senior notes pursuant to the shelf registration statement. Interest payable related to the total long-term obligations totals $161.9 million for the periods shown in the table. The operating lease obligations include leases on certain buildings and equipment under non-cancelable operating leases, software maintenance, licensing, and telecommunication commitments, all expiring in various years through 2010 with renewal options ranging from one to five years.

In the normal course of business, the Company commits to fund commercial mortgage loans that generally have fixed expiration dates. At December 31, 2003, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 5.25% to 7.00%, totaling $102.8 million. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to its disapproval of a commitment requirement, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

Other long-term liabilities reflected in the Company’s balance sheet at December 31, 2003 consisted of an $11.5 million tax reimbursement liability related to the block of life insurance business sold to Protective Life Insurance Company in 2001, $17.4 million in liabilities for deferred compensation and supplemental retirement plans, $9.3 million in capital commitments related to our joint venture businesses, and $0.9 million accrued guarantee association payments.

Also included in the other long-term liabilities is $0.8 million that the Company expects to contribute to its postretirement plan in 2004 and the accumulated postretirement benefit obligation totaling $27.5 million at the end of the year, partially funded by plan assets giving us a net liability of $11.8 million reflected in our balance sheet. The projected discounted cash flow obligation for the postretirement plan at December 31, 2003 was $47.3 million.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2001, through

StanCorp Financial Group, Inc.

December 31, 2003, aggregated $0.3 million. At December 31, 2003, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

Critical Accounting Policies And Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, DAC and VOBA, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

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

Reserves

Reserves represent amounts set aside today to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting standards, although judgment is required in the determination of assumptions to use in the calculation. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. Finally, a small amount of reserves are held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. Because this type of reserve requires the highest level of subjective judgment, formal documentation of reasoning is required. Currently, these reserves represent less than 1% of total reserves held.

For all of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions and considerations concerning a number of factors, including:

•	the amount of premiums that we will receive in the future;
•	the rate of return on assets we purchase with premiums received;
•	expected claims number and duration of claims;
•	expenses; and
•	persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

In particular, our group and individual long term disability reserves are sensitive to assumptions and considerations regarding the following factors:

•	claim incidence rates;
•	claim termination rates;
•	discount rates used to value expected future claim payments and premiums;
•	persistency rates;
•	the amount of monthly benefit paid to the insured (less claim amounts recovered from reinsurers);
•	expense rates including inflation; and
•	historical delay in reporting of claims incurred.

Assumptions may vary by:

•	age and gender and, for individual policies, occupation class of the claimant;
•	year of issue for policy reserves or incurred date for claim reserves;
•	time elapsed since disablement; and
•	contract provisions and limitations.

Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regu -

StanCorp Financial Group, Inc.

Part II

lation. If there are changes in one or more of these factors or if actual claims experience is materially inconsistent with our assumptions, we could be required to change our reserves.

Quarterly, we evaluate the appropriateness of the discount rate used to establish new long term disability claim reserves. We determine the discount rate based on the average rate of return on invested assets we acquire during the quarter less a margin to allow for reinvestment risk and credit quality deterioration. If assets are subsequently reinvested at rates less than the established discount rate on the reserves or credit quality deterioration is worse than provided for in the margin, we could be required to increase our reserves.

Deferred Acquisition Costs and Value of Business Acquired

Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability, which is significantly affected by premium renewal assumptions. These estimates are modified to reflect actual experience when appropriate. If actual persistency, withdrawals, interest rates, or profitability are inconsistent with our assumptions, we could be required to make adjustments to DAC and related amortization.

Deferred acquisition costs for group disability and group life insurance products are amortized in proportion to future premiums generally over five years. DAC for individual disability insurance products are amortized in proportion to future premiums over the life of the contract averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively. DAC for individual deferred annuities are amortized in proportion to expected gross profits generally over 30 years with approximately 50% to 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products are amortized in proportion to expected gross profits over 10 years with approximately 25% expected to be amortized by year five.

VOBA represents the discounted future profits of business assumed through reinsurance agreements. VOBA is amortized in proportion to future premiums or future profitability, as appropriate. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization.

Income Taxes

The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Income taxes also include estimated amounts provided for potential adjustments related to Internal Revenue Service examinations of open years, generally when the tax law is unclear. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon the settlement of an examination may differ from amounts previously estimated. Years currently open for audit by the Internal Revenue Service are 1996 through 2003.

Forward-looking Statements

We have made in this Form 10-K, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance, and are identified by words such as “believes,” “expects,” “intends,” “may,” “will,” “if,” “should,” “anticipates,” or the negative of those words or other comparable terminology.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	adequacy of reserves established for future policy benefits;
•	claims experience and deterioration in morbidity, mortality and persistency;
•	events of terrorism, natural disasters, or other catastrophic events;
•	availability and adequacy of reinsurance and catastrophe reinsurance coverage;
•	potential charges resulting from membership in a catastrophe reinsurance pool;

StanCorp Financial Group, Inc.

•	changes in interest rates or the condition of the economy;
•	the impact of rising medical costs on employer budgets for employee benefits;
•	ability to successfully integrate business assumed through reinsurance;
•	ability of assumed business to perform as expected;
•	declines in asset credit quality and increases in delinquencies on fixed maturity securities and commercial mortgage loans;
•	adequacy of investment reserves;
•	estimates of fair values of fixed maturity securities;
•	commercial mortgage loan illiquidity;
•	concentration of commercial mortgage loan assets collateralized in California;
•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;
•	competition from other insurers and financial services companies;
•	declines in financial strength ratings;
•	changes in the regulatory environment at the state or federal level;
•	adverse findings in litigation or other legal proceedings;
•	receipt of dividends from our subsidiaries;

•	adequacy of the diversification of risk by industry, geography and customer size;
•	adequacy of matching between assets and liabilities;
•	achievement of financial objectives, including growth of premiums, earnings, assets under management including performance of equities in the separate account, return on equity, or expense management objectives;
•	ability to attract and retain employee sales representatives and managers;
•	concentration of risk inherent in group life products;
•	changes in employment or wage growth; and
•	the level of commercial mortgage loan prepayment activity.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset/Liability Matching and Interest Rate Risk Management.”

StanCorp Financial Group, Inc.

Part II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StanCorp Financial Group, Inc.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

DELOITTE & TOUCHE LLP

Portland, Oregon

February 27, 2004

StanCorp Financial Group, Inc.

Part II

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31 (In millions—except share data)	2003	2002	2001

Revenues:
Premiums	$1,609.3	$1,383.3	$1,231.7
Net investment income	441.8	385.1	352.6
Net capital gains (losses)	9.3	(19.7)	—
Other	6.4	5.9	5.1

Total revenues	2,066.8	1,754.6	1,589.4

Benefits and expenses:
Benefits to policyholders	1,297.8	1,117.1	1,017.0
Interest credited	75.0	72.9	78.7
Operating expenses	280.1	247.8	205.0
Commissions and bonuses	144.1	132.6	118.3
Premium taxes	24.6	23.0	22.1
Interest expense	17.5	5.0	0.1
Net increase in deferred acquisition costs and value of business acquired	(12.1)	(15.8)	(16.3)

Total benefits and expenses	1,827.0	1,582.6	1,424.9

Income before income taxes	239.8	172.0	164.5
Income taxes	83.5	61.0	58.5

Net income	156.3	111.0	106.0

Other comprehensive income, net of tax:
Unrealized capital gains on securities available-for-sale, net	15.5	114.8	28.2
Reclassification adjustment for capital (gains) losses included in net income, net	(2.6)	(0.7)	3.2

Total	12.9	114.1	31.4

Comprehensive income	$169.2	$225.1	$137.4

Net income per common share:
Basic	$5.39	$3.77	$3.47
Diluted	5.33	3.73	3.44

Weighted-average common shares outstanding:
Basic	28,989,550	29,435,920	30,553,049
Diluted	29,334,559	29,772,402	30,835,722

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.

CONSOLIDATED BALANCE SHEETS

December 31 (Dollars in millions)	2003	2002

ASSETS

Investments:
Investment securities	$4,524.8	$4,134.4
Commercial mortgage loans, net	2,319.8	1,989.1
Real estate, net	77.2	64.6
Policy loans	4.6	5.3

Total investments	6,926.4	6,193.4
Cash and cash equivalents	34.5	206.8
Premiums and other receivables	73.3	79.6
Accrued investment income	82.8	77.1
Amounts recoverable from reinsurers	871.9	873.9
Deferred acquisition costs and value of business acquired, net	200.7	190.9
Property and equipment, net	71.3	74.7
Other assets	35.1	31.5
Separate account assets	1,685.7	1,018.6

Total assets	$9,981.7	$8,746.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Future policy benefits and claims	$4,294.9	$4,114.9
Other policyholder funds	2,100.3	1,864.5
Deferred tax liabilities	153.7	164.7
Short-term debt	2.7	0.2
Long-term debt	272.0	259.0
Other liabilities	162.9	172.0
Separate account liabilities	1,685.7	1,018.6

Total liabilities	8,672.2	7,593.9

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 29,300,723 and 29,185,276 shares issued at December 31, 2003 and 2002, respectively	673.4	665.3
Accumulated other comprehensive income	160.3	147.4
Retained earnings	475.8	339.9

Total shareholders’ equity	1,309.5	1,152.6

Total liabilities and shareholders’ equity	$9,981.7	$8,746.5

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.

Part II

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
(In millions—except share data)	Shares	Amount

Balance, January 1, 2001	31,565,486	$778.7	$1.9	$143.8	$924.4
Net income	—	—	—	106.0	106.0
Other comprehensive income, net of tax	—	—	31.4	—	31.4
Common stock:
Repurchased	(1,940,900)	(84.7)	—	—	(84.7)
Issued to directors	2,952	0.1	—	—	0.1
Issued under employee stock plans, net	155,428	5.7	—	—	5.7
Dividends declared on common stock	—	—	—	(9.2)	(9.2)

Balance, December 31, 2001	29,782,966	699.8	33.3	240.6	973.7

Net income	—	—	—	111.0	111.0
Other comprehensive income, net of tax	—	—	114.1	—	114.1
Common stock:
Repurchased	(852,999)	(45.5)	—	—	(45.5)
Issued to directors	2,672	0.1	—	—	0.1
Issued under employee stock plans, net	252,637	10.9	—	—	10.9
Dividends declared on common stock	—	—	—	(11.7)	(11.7)

Balance, December 31, 2002	29,185,276	665.3	147.4	339.9	1,152.6

Net income	—	—	—	156.3	156.3
Other comprehensive income, net of tax	—	—	12.9	—	12.9
Common stock:
Repurchased	(185,700)	(9.3)	—	—	(9.3)
Issued to directors	3,081	0.2	—	—	0.2
Issued under employee stock plans, net	298,066	17.2	—	—	17.2
Dividends declared on common stock	—	—	—	(20.4)	(20.4)

Balance, December 31, 2003	29,300,723	$673.4	$160.3	$475.8	$1,309.5

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (In millions)	2003	2002	2001

Operating:
Net income	$156.3	$111.0	$106.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	2.7	21.9	—
Depreciation and amortization	70.6	42.4	29.7
Deferral of acquisition costs and value of business acquired, net	(46.6)	(39.2)	(36.9)
Deferred income taxes	(18.3)	(14.3)	61.8
Changes in other assets and liabilities:
Trading securities	—	—	53.9
Receivables and accrued income	3.3	(13.8)	(28.5)
Future policy benefits and claims	180.0	206.9	171.6
Other, net	(10.6)	65.5	(92.8)

Net cash provided by operating activities	337.4	380.4	264.8

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	564.0	358.4	512.3
Commercial mortgage loans	597.9	586.7	331.7
Real estate	3.5	5.9	17.8
Other investments	—	(0.7)	30.7
Costs of investments acquired or originated:
Fixed maturity securities—available-for-sale	(948.9)	(1,639.3)	(938.9)
Commercial mortgage loans	(930.6)	(570.8)	(430.1)
Real estate	(20.6)	(0.8)	(22.0)
Property and equipment, net	(8.9)	(9.3)	(14.2)
Acquisition (disposition) of blocks of business, net	—	632.0	(137.2)

Net cash used in investing activities	(743.6)	(637.9)	(649.9)

Financing:
Policyholder fund deposits	1,141.3	826.5	806.5
Policyholder fund withdrawals	(905.5)	(690.9)	(610.7)
Short-term debt	2.5	(81.3)	16.3
Long-term debt	13.0	249.9	(0.3)
Debt issuance costs	—	(3.8)	—
Issuance of common stock	12.3	8.8	5.8
Repurchase of common stock	(9.3)	(45.5)	(84.7)
Dividends paid on common stock	(20.4)	(11.7)	(9.2)

Net cash provided by financing activities	233.9	252.0	123.7

Decrease in cash and cash equivalents	(172.3)	(5.5)	(261.4)
Cash and cash equivalents, beginning of year	206.8	212.3	473.7

Cash and cash equivalents, end of year	$34.5	$206.8	$212.3

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$86.4	$73.2	$91.9
Income taxes	110.6	53.0	75.8

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.

Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.   Summary of Significant Accounting Policies

Organization and principles of consolidation

We were incorporated under the laws of Oregon as a parent holding company in 1998 and completed our initial public offering of common stock on April 21, 1999. We conduct business through our subsidiaries, including Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc. We are headquartered in Portland, Oregon and through our subsidiaries have the authority to underwrite insurance products in all 50 states.

Our largest subsidiary, Standard, underwrites group and individual disability insurance and annuity products, group life, accidental death and dismemberment (“AD&D”), and dental insurance. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000, and is licensed to provide long term and short term disability, life, AD&D, and dental insurance for groups in New York.

StanCorp Mortgage Investors originates and services small commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. As of December 31, 2003, StanCorp Mortgage Investors was servicing $2.32 billion in commercial mortgage loans for subsidiaries of StanCorp. Commercial mortgage loans serviced for other institutional investors and associated capitalized mortgage servicing rights totaled $677.1 million and $1.7 million, respectively, at December 31, 2003.

StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, and model portfolios to our retirement plan clients and subsidiaries of StanCorp.

The consolidated financial statements include StanCorp and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain 2002 and 2001 amounts have been reclassified to conform with the current presentation.

Use of estimates

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material affect on our results of operations and financial condition.

Investments

For all investments, capital gains and losses are recognized using the specific identification method. Net investment income and capital gains and losses related to separate account assets and liabilities are included in the separate account assets and liabilities. For all investments, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost basis is other than temporary. We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment. Factors considered in evaluating whether a decline in value of fixed maturity securities is other than temporary include the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, and the value of any security interest we may have collateralized in the investment. See “—Note 5, Investment Securities.”

For securities expected to be sold, an other than temporary impairment charge is recorded if we do not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the other than temporarily impaired securities for further potential impairment on an on-going basis.

Investment securities include fixed maturity securities. Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheets. Valuation adjustments are reported as net increases

StanCorp Financial Group, Inc.

or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

Commercial mortgage loans are stated at amortized cost less a valuation allowance for uncollectible amounts.

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method, with property lives varying from 30 to 40 years. Accumulated depreciation totaled $29.6 million and $25.5 million at December 31, 2003 and 2002, respectively. Real estate acquired in satisfaction of debt is held for sale and is stated at the lower of cost or fair value less estimated costs to sell.

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Cash equivalents

Cash equivalents include investments purchased with original maturities at the time of acquisition of three or fewer months.

Deferred acquisition costs

Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates, and profitability, which is significantly affected by premium renewal assumptions. These estimates are modified to reflect actual experience when appropriate. If actual persistency, withdrawals, interest rates, or profitability are inconsistent with our assumptions, we could be required to make adjustments to DAC and related amortization. DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $100.0 million and $75.8 million at December 31, 2003 and 2002, respectively.

The following table sets forth income statement activity for DAC for the years ended December 31:

(In millions)	2003	2002	2001

Deferred	$46.6	$39.1	$35.7
Amortized	(20.1)	(18.1)	(16.1)

Net increase in deferred acquisition costs	$26.5	$21.0	$19.6

Value of business acquired

VOBA represents the discounted future profits of business assumed through reinsurance agreements. VOBA is amortized in proportion to future premiums or expected future profitability as appropriate. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life Insurance Company (“Minnesota Life”) block of business reinsured, the amortization period is up to 30 years. The VOBA associated with the Teachers Insurance and Annuity Association of America (“TIAA”) is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premium and up to 20 years for VOBA that is amortized in proportion to expected gross profits, although approximately 75% is expected to be amortized by year 5. The revenues and expenses generated by the assumed business are included in the Company’s consolidated financial statements. The following table reconciles VOBA and the intangible related to a marketing agreement with Minnesota Life for the years ended December 31:

(In millions)	2003	2002	2001

Balance at January 1	$115.1	$58.9	$61.0
Acquisition of business	—	61.4	—
Amortization	(14.4)	(5.2)	(2.1)

Balance at December 31	$100.7	$115.1	$58.9

The estimated net amortization of VOBA and the related intangible for each of the next five years is as follows:

(In millions)	Amount

2004	$115.7
2005	9.2
2006	9.0
2007	7.9
2008	7.1

Property and equipment, net

The following table sets forth the major classifications of the Company’s property and equipment, and accumulated depreciation at December 31:

(In millions)	2003	2002

Home office properties	$96.3	$96.2
Office furniture and equipment	69.9	63.1
Leasehold improvements	5.7	5.1

Subtotal	171.9	164.4
Less: accumulated depreciation	100.6	89.7

Property and equipment, net	$71.3	$74.7

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation of property and equipment using the half year straight-line method over the estimated useful lives, which are generally 40 years for properties, and from three to ten years for equipment. Leasehold improvements are amortized over the estimated useful life of the asset, not to exceed the life of the lease. Depreciation expense for 2003, 2002, and 2001 was $12.1 million, $11.6 million and $9.0 million, re -

StanCorp Financial Group, Inc.

Part II

spectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Capitalized leases totaling $0.4 million are included in property and equipment. Capital leases are amortized over the life of the leases.

Non-affiliated tenants leased approximately 41.8%, 44.1%, and 44.5% of the home office properties at December 31, 2003, 2002, and 2001, respectively. Income from the leases is included in net investment income.

Separate account

Separate account assets and liabilities represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to participant-directed 401(k) contracts. Standard charges the separate account asset management and plan administration fees associated with the contracts. Separate account assets and liabilities are carried at fair value.

Future policy benefits and claims

For most of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions concerning a number of factors, including: the amount of premiums on existing business that we will receive in the future; the rate of return on assets we purchase with premiums received; expected number and duration of claims; expenses; and persistency, which is the measurement of the percentage of premiums remaining in force from year to year. In particular, our group and individual long term disability reserves are sensitive to assumptions regarding the following factors: claim incidence rates; claim termination rates; discount rates used to value expected future claim payments and premiums; persistency rates; the amount of the monthly benefit paid to the insured (less claim amounts recovered from reinsurers); expense rates, including inflation; historical delay in reporting of claims incurred; age and gender of the claimant, and for individual policies, occupation class of the claimant; year of issue for policy reserves or incurred date for claim reserves; time elapsed since disablement; and contract provisions and limitations.

Other policyholder funds

Other policyholder funds are liabilities for investment-type contracts and are based on the policy account balances including accumulated interest.

Recognition of premiums and benefits to policyholders

Premiums from group life, group and individual disability, and traditional life insurance contracts are recognized as revenue when due. Benefits and expenses are matched with recognized premiums to result in recognition of profits over the life of the contracts. The match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by setting up and amortizing DAC. Investment-type contract premiums and other policy fee revenues consist of charges for policy administration and surrender charges assessed during the period. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets. Experience rated refunds (“ERRs”) are computed in accordance with the terms of the contracts with certain group policyholders and are accounted for as an adjustment to premiums.

Income taxes

The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Income taxes also include estimated amounts provided for potential adjustments related to Internal Revenue Service examinations of open years, generally when the tax law is unclear. Although estimated amounts are adjusted when appropriate, amounts required to be provided upon the settlement of an examination may differ from amounts previously estimated. Years currently open for audit by the Internal Revenue Service are 1996 through 2003.

Other comprehensive income

Other comprehensive income consists of the current increase or decrease in unrealized capital gains and losses on investment securities available-for-sale, net of the related tax effects. The following table sets forth unrealized capital gains and losses and adjustments for realized capital gains and losses at December 31:

(In millions)	2003	2002	2001

Increase in unrealized capital gains on securities available-for-sale, net	$24.2	$179.0	$44.1
Less: tax effects	8.7	64.2	15.9

Increase in unrealized capital gains on securities available-for-sale, net of tax	$15.5	$114.8	$28.2

Adjustment for realized capital (gains) losses, net	$(4.0)	$(1.0)	$5.1
Less: tax effects	(1.4)	(0.3)	1.9

Adjustment for realized capital (gains) losses, net of tax	$(2.6)	$(0.7)	$3.2

StanCorp Financial Group, Inc.

Stock-based Compensation

The Company has two stock-based employee compensation plans. See “—Note 12, Stock-based Compensation.” Prior to 2003, the Company accounted for those plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations. Other than restricted stock, no stock-based employee compensation cost is reflected in net income prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting (“SFAS”) No. 123, Accounting for Stock-Based Compensation prospectively to all employee awards granted, modified, or settled after January 1, 2003.

Awards under the Company’s plans vest over periods ranging from one to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and prior years is less than that which would have been recognized if the fair value based method had been applied to all awards since the first options were granted in 1999. The following table sets forth the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the years ended December 31:

(In millions—except share data)	2003	2002	2001

Net income, as reported	$156.3	$111.0	$106.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.5	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.7)	(4.5)	(2.6)

Pro forma net income	$154.1	$106.5	$103.4

Net income per share:
Basic—as reported	$5.39	$3.77	$3.47
Basic—pro forma	5.32	3.62	3.38

Diluted—as reported	5.33	3.73	3.44
Diluted—pro forma	5.25	3.58	3.35

For purposes of determining the pro forma expense, the fair value of each option was estimated using the Black-Scholes option pricing model as of the grant date, with the following assumptions for the years ended December 31:

	2003	2002	2001

Dividend yield	0.74%	0.74%	0.70%
Expected stock price volatility	33.0	34.9	35.7
Risk-free interest rate	3.4	4.1	4.9
Expected option lives	6.5 years	6.5 years	9.1 years

Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) which requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 15, 2004. We do not have interests in special purpose entities.

We have a 50% interest in a real estate joint venture. During 2003, we fully guaranteed the existing debt of the entity, and therefore, effective December 31, 2003, we consolidated the entity. The increase to our reported assets and liabilities was approximately $18.0 million for this entity that previously did not meet consolidation criteria. Certain subsidiaries of StanCorp have interests in real estate low income housing partnerships that were established in previous years. Individually, the interests in these subsidiaries do not represent a significant subsidiary pursuant to the definition in FIN 46, nor do they meet the requirements for consolidation. The total equity investment in these interests approximated $15 million at December 31, 2003.

In July 2003, the Accounting Standards Executive Committee (“Ac SEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. This SOP requires, among other things, an insurance enterprise to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements not meeting the criteria of the SOP, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits or margins to determine the cumulative effect of a change in accounting principle from adopting this SOP. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. We are currently evaluating this guidance and do not expect this SOP to have a material impact on our financial statements.

StanCorp Financial Group, Inc.

Part II

In November 2003, the FASB Task Force reached a partial consensus under Emerging Issue Task Force (“EITF”) EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This EITF requires certain quantitative and qualitative disclosures for securities accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF is effective for financial statements for fiscal years ending after December 15, 2003. Effective December 31, 2003, the required disclosures are included in the notes to consolidated financial statements.

In December 2003, the FASB released FASB 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement incorporates all of the disclosure requirements of FASB Statement No. 132, Employers’ Disclosure about Pensions and other Postretirement Benefits and replaces the disclosure requirements in FASB Statement No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The provisions of this statement shall be effective for fiscal years ending after December 15, 2003, while the interim-period disclosures required by this Statement shall be effective for interim periods beginning after December 15, 2003. Effective December 31, 2003, the required disclosures are included in the notes to consolidated financial statements.

2.   Net Income per Common Share

Basic net income per common share was calculated based on the weighted-average number of common shares outstanding. Net income per diluted common share reflects the potential effects of restricted stock grants and exercises of outstanding options. The weighted-average common share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. The computation of dilutive weighted-average earnings per share does not include options with an option exercise price greater than the average market price because they are antidilutive (would increase earnings per share). For the years ended December 31, 2003, 2002, and 2001, antidilutive options were not material. Net income per diluted common share was calculated as follows, for the years ended December 31:

	2003	2002	2001

Net income (in millions)	$156.3	$111.0	$106.0

Basic weighted-average common shares outstanding	28,989,550	29,435,920	30,553,049
Stock options	240,952	265,381	236,079
Restricted stock	104,057	71,101	46,594

Diluted weighted-average common shares outstanding	29,334,559	29,772,402	30,835,722

Net income per diluted common share	$5.33	$3.73	$3.44

3.   Segments

We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans. Performance assessment and resource allocation are done at the segment level. The Employee Benefits segment sells group disability and life insurance, group dental insurance, and AD&D insurance. The Individual Insurance segment sells disability insurance and fixed-rate annuities, including life contingent annuities, to individuals. The Retirement Plans segment sells full- service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium-sized employers.

Amounts reported as “Other” primarily include net capital gains and losses on investments, return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on senior notes and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include our commercial mortgage lending and other investment management subsidiaries.

StanCorp Financial Group, Inc.

The following tables set forth select segment information at or for the years ended December 31:

(In millions)	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total

2003:
Revenues:
Premiums	$1,500.6	$85.4	$23.3	$—	$1,609.3
Net investment income	253.9	109.3	56.1	22.5	441.8
Net capital gains	—	—	—	9.3	9.3
Other	6.1	0.3	—	—	6.4

Total revenues	1,760.6	195.0	79.4	31.8	2,066.8

Benefits and expenses:
Benefits to policyholders	1,215.0	75.0	7.8	—	1,297.8
Interest credited	4.9	36.1	34.0	—	75.0
Operating expenses	213.5	27.2	27.8	11.6	280.1
Commissions and bonuses	103.4	31.0	9.7	—	144.1
Premium taxes	23.6	1.0	—	—	24.6
Interest expense	—	—	—	17.5	17.5
Net (increase) decrease in deferred acquisition costs and value of business acquired	5.8	(12.7)	(5.2)	—	(12.1)

Total benefits and expenses	1,566.2	157.6	74.1	29.1	1,827.0

Income before income taxes	$194.4	$37.4	$5.3	$2.7	$239.8

Total assets	$4,482.1	$2,701.2	$2,606.4	$192.0	$9,981.7

2002:
Revenues:
Premiums	$1,284.3	$80.0	$19.0	$—	$1,383.3
Net investment income	207.0	107.0	52.9	18.2	385.1
Net capital losses	—	—	—	(19.7)	(19.7)
Other	5.5	0.4	—	—	5.9

Total revenues	1,496.8	187.4	71.9	(1.5)	1,754.6

Benefits and expenses:
Benefits to policyholders	1,029.4	79.8	7.9	—	1,117.1
Interest credited	4.7	35.1	32.5	0.6	72.9
Operating expenses	185.8	24.0	27.0	11.0	247.8
Commissions and bonuses	98.8	27.3	6.5	—	132.6
Premium taxes	22.4	0.6	—	—	23.0
Interest expense	—	—	—	5.0	5.0
Net increase in deferred acquisition costs and value of business acquired	(2.7)	(11.1)	(2.0)	—	(15.8)

Total benefits and expenses	1,338.4	155.7	71.9	16.6	1,582.6

Income (loss) before income taxes	$158.4	$31.7	$—	$(18.1)	$172.0

Total assets	$3,765.1	$2,763.8	$1,897.9	$319.7	$8,746.5

2001:
Revenues:
Premiums	$1,129.5	$81.2	$21.0	$—	$1,231.7
Net investment income	187.3	98.9	52.1	14.3	352.6
Other	4.3	0.8	—	—	5.1

Total revenues	1,321.1	180.9	73.1	14.3	1,589.4

Benefits and expenses:
Benefits to policyholders	921.6	85.6	9.8	—	1,017.0
Interest credited	10.3	32.8	35.2	0.4	78.7
Operating expenses	148.9	22.9	23.6	9.6	205.0
Commissions and bonuses	90.1	22.6	5.6	—	118.3
Premium taxes	20.5	1.6	—	—	22.1
Interest expense	—	—	—	0.1	0.1
Net increase in deferred acquisition costs and value of business acquired	(3.6)	(11.8)	(0.9)	—	(16.3)

Total benefits and expenses	1,187.8	153.7	73.3	10.1	1,424.9

Income (loss) before income taxes	$133.3	$27.2	$(0.2)	$4.2	$164.5

Total assets	$2,806.4	$2,340.0	$1,741.0	$389.6	$7,277.0

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

StanCorp Financial Group, Inc.

Part II

4.   Fair Value of Financial Instruments

The following table sets forth carrying amounts and estimated fair values for financial instruments at December 31:

	2003		2002

(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Investments:
Investment securities	$4,524.8	$4,524.8	$4,134.4	$4,134.4
Commercial mortgage loans, net	2,436.5	2,319.8	2,185.9	1,989.1
Policy loans	4.6	4.6	5.3	5.3

Liabilities:
Total other policyholder funds, investment type contracts	$1,752.8	$1,764.6	$1,524.7	$1,532.3
Long-term debt	294.4	272.0	261.3	259.0

Investments

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

Liabilities

The fair values of other policyholder funds that are investment-type contracts were estimated using discounted cash flows at the then-prevailing interest rates offered for similar contracts or as the amounts payable on demand less surrender charges at the balance sheet date. The fair value for long-term debt was based on quoted market prices.

5.   Investment Securities

The following table sets forth amortized cost and estimated fair values of investment securities available-for-sale at December 31:

	2003

	Amortized Cost	Unrealized Estimated		Estimated Fair Value
(In millions)		Gains	Losses

Available-for-sale:
U.S. government and agency bonds	$379.0	$19.4	$1.2	$397.2
Bonds of states and political subdivisions of the U.S.	89.8	6.4	0.5	95.7
Foreign government bonds	25.5	1.4	—	26.9
Corporate bonds	3,776.1	237.0	8.1	4,005.0

Total investment securities	$4,270.4	$264.2	$9.8	$4,524.8

	2002

	Amortized Cost	Unrealized Estimated		Estimated Fair Value
(In millions)		Gains	Losses

Available-for-sale:
U.S. government and agency bonds	$274.1	$24.1	$0.1	$298.1
Bonds of states and political subdivisions of the U.S.	166.2	10.2	—	176.4
Foreign government bonds	25.5	2.1	—	27.6
Corporate bonds	3,436.6	217.9	22.2	3,632.3

Total investment securities	$3,902.4	$254.3	$22.3	$4,134.4

The following table sets forth the contractual maturities of investment securities available-for-sale at December 31:

	2003		2002

(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Available-for-sale:
Due in 1 year or less	$215.8	$220.2	$219.6	$222.8
Due 1-5 years	1,309.0	1,403.2	1,245.0	1,317.4
Due 5-10 years	1,649.4	1,740.8	1,444.3	1,535.6
Due after 10 years	1,096.2	1,160.6	993.5	1,058.6

Total investment securities	$4,270.4	$4,524.8	$3,902.4	$4,134.4

StanCorp Financial Group, Inc.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds represent 1.85%, or $83.7 million, of our fixed maturity securities.

The following table sets forth net investment income summarized by type of investment for the years ended December 31:

(In millions)	2003	2002	2001

Investment securities:
Available-for-sale	$253.8	$198.8	$174.3
Trading	—	—	0.6
Commercial mortgage loans	189.9	177.7	176.5
Real estate	4.6	6.0	7.3
Policy loans	0.3	0.4	0.5
Other	2.3	11.7	5.3

Gross investment income	450.9	394.6	364.5
Investment expenses	(9.1)	(9.5)	(11.9)

Net investment income	$441.8	$385.1	$352.6

The following table sets forth capital gains (losses) for the years ended December 31:

(In millions)	2003	2002	2001

Gains:
Investment securities available-for-sale	$12.3	$3.1	$8.7
Commercial mortgage loans	1.3	13.2	2.4
Real estate	1.9	1.1	2.1

Gross capital gains	15.5	17.4	13.2

Losses:
Investment securities available-for-sale	(6.2)	(37.0)	(12.7)
Real estate	—	(0.1)	(0.5)

Gross capital losses	(6.2)	(37.1)	(13.2)

Net capital gains (losses)	$9.3	$(19.7)	$—

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.3 million and $5.1 million at December 31, 2003 and 2002, respectively.

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

		Aging

(In millions)	December 31, 2003	Less than 12 months	12 or more months

Debt securities:
Aggregate unrealized losses	$(9.8)	$(9.3)	$(0.5)
Aggregate FMV of securities with unrealized losses	526.2	514.9	11.3

A permanent impairment is recognized on a security if its market value falls below 80% of its book value for 6 months or longer, and/or it is determined that the value will not recover. During the 6 month period, or as long as the holding is valued below 80% of its book value, the holding is watched for potential permanent impairment. At December 31, 2003, we held two issues that had market values below 80% of their book values. One is secured by assets whose value exceeds the value of the debt issue and the other is newly acquired. These are both expected to fully recover, and therefore have not been permanently impaired.

6.   Commercial Mortgage Loans, Net

The Company underwrites commercial mortgage loans and requires collateral on either a partial or full recourse basis. Although the Company underwrites commercial mortgage loans throughout the United States, commercial mortgage loans in California represent a concentration of credit risk. The following table sets forth the geographic concentration of commercial mortgage loans at December 31:

	2003		2002

(Dollars in millions)	Amount	Percent	Amount	Percent

California	$858.3	37.0%	$766.7	38.6%
Texas	195.7	8.4	157.9	7.9
Oregon	113.0	4.9	112.5	5.7
Florida	106.6	4.6	95.7	4.8
Other	1,046.2	45.1	856.3	43.0

Total commercial mortgage loans	$2,319.8	100.0%	$1,989.1	100.0%

The commercial mortgage loan valuation allowance is estimated based on evaluating known and inherent risks in the loan portfolio. The allowance is based on management’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience, economic conditions, and individual loan analysis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest. Loan impairment is measured using discounted cash flows except when the current fair value, reduced by costs to sell, is determinable. Loans that are deemed uncollectible are written off against the allowance, and recoveries, if any, are credited to the allowance. Commercial mortgage loans foreclosed and transferred to real estate were $1.6 million for 2003. There was no charge against the valuation allowance for the foreclosure in 2003. There were no commercial mortgage loans foreclosed and transferred to real estate in 2002. There were no commercial mortgage loans more than 60 days delinquent or in the process of foreclosure at December 31, 2003 and 2002.

StanCorp Financial Group, Inc.

Part II

The following table sets forth commercial mortgage loan valuation and allowance provisions for the years ended December 31:

(In millions)	2003	2002	2001

Balance at beginning of the year	$4.0	$3.6	$4.4
Provision (recapture)	(1.4)	0.4	(0.7)
Net amount written off	—	—	(0.1)

Balance at end of the year	$2.6	$4.0	$3.6

7.   Liability for Unpaid Claims, Claims Adjustment Expenses, and

Other Policyholder Funds

The liability for unpaid claim includes claims adjustment expenses, and other policyholder funds include liabilities for insurance offered on products such as group long term and short term disability, individual disability, group dental, and group AD&D. The liability for unpaid claims and claim adjustment expenses is included in future policy benefits and claims in the consolidated balance sheets. The following table sets forth the change in the liabilities for unpaid claims and claim adjustment expenses for the years ended December 31:

(In millions)	2003	2002	2001

Balance, beginning of year	$2,705.1	$1,919.3	$1,751.9
Liabilities acquired(1)	—	623.9	—
Less: reinsurance recoverable	(2.9)	(2.6)	(3.3)

Net balance, beginning of year	2,702.2	2,540.6	1,748.6

Incurred related to:
Current year	889.7	795.7	686.0
Prior years	(2.1)	(0.6)	46.3

Total incurred	887.6	795.1	732.3

Paid related to:
Current year	(235.2)	(232.2)	(203.5)
Prior years	(525.5)	(401.3)	(360.7)

Total paid	(760.7)	(633.5)	(564.2)

Net balance, end of year	2,829.1	2,702.2	1,916.7
Plus: reinsurance recoverable	4.1	2.9	2.6

Balance, end of year	$2,833.2	$2,705.1	$1,919.3

(1)	Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA.

Other policyholder funds at December 31, 2003 and 2002 included $818.1 million and $710.5 million, respectively, of employer-sponsored defined contribution and benefit plans deposits, and $776.5 million and $655.5 million, respectively, of individual deferred annuity deposits.

8.   Long-term Debt

The following table sets forth the Company’s long-term debt at December 31:

(In millions)	2003	2002

Long-term debt:
Senior notes	$250.0	$250.0
Other long-term borrowings	22.0	9.0

Total long-term debt	$272.0	$259.0

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October.

9.   Income Taxes

The provision for income taxes was as follows for the years ended December 31:

(In millions)	2003	2002	2001

Current	$101.8	$75.3	$(3.3)
Deferred	(18.3)	(14.3)	61.8

Total income taxes	$83.5	$61.0	$58.5

The difference between taxes calculated as if the statutory federal tax rate of 35% was applied to income before income taxes and the recorded tax expense is reconciled as follows:

(In millions)	2003	2002	2001

Tax at corporate federal rate of 35%	$83.9	$60.2	$57.6
Increase (decrease) in rate resulting from:
Tax exempt interest	(0.5)	(0.6)	(1.0)
Dividend received deduction	(0.7)	(0.6)	(0.4)
State income taxes, net of federal benefit	3.7	1.0	1.4
Uncertainties and adjustments	(1.4)	2.6	2.9
Other	(1.5)	(1.6)	(2.0)

Total income taxes	$83.5	$61.0	$58.5

StanCorp Financial Group, Inc.

The tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability was as follows at December 31:

(In millions)	2003	2002	2001

Policyholder liabilities	$3.7	$5.7	$—
Deferred acquisition costs on disposal of block of business	3.9	3.9	8.4
Retirement Plans for employees	4.8	5.8	4.7

Total deferred tax assets	12.4	15.4	13.1

Investments	21.3	37.0	54.9
Net unrealized capital gains	89.9	82.7	18.8
Policyholder liabilities	—	—	23.2
Deferred policy acquisition costs	49.9	55.0	30.3
Other	5.0	5.4	1.2

Total deferred tax liabilities	166.1	180.1	128.4

Net deferred tax liability	$153.7	$164.7	$115.3

10.   Pension Benefits

The Company has two non-contributory defined benefit pension plans: the Home Office Pension Plan and the Field Personnel Pension Plan. The defined benefit pension plans provide benefits based on years of service and final average pay. The accounting for the Home Office Pension Plan reflects several 2003 plan amendments, which include limiting future participation in the plan and reducing future benefit accruals by increasing the integration level, and no longer accruing cost of living adjustments for benefits.

The Company uses a December 31 measurement date for all plans. The following table provides a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of assets and the funded status for the years ended December 31:

(In millions)	2003	2002

Change in benefit obligation:
Projected benefit obligation at beginning of year	$139.7	$112.9
Service cost	5.1	7.2
Interest cost	9.0	9.0
Amendments	(4.4)	—
Actuarial loss	7.1	14.0
Benefits paid	(3.6)	(3.4)

Projected benefit obligation at end of year	152.9	139.7

Change in plan assets:
Fair value of plan assets at beginning of year	121.3	129.0
Actual gain (loss) on plan assets	19.2	(7.1)
Employer contributions	11.5	3.0
Benefits paid and estimated expenses	(3.8)	(3.6)

Fair value of plan assets at end of year	148.2	121.3

Funded status	(4.7)	(18.4)
Unrecognized net transition asset	(0.6)	(0.8)
Unrecognized net actuarial loss	23.9	25.8
Unrecognized prior service cost	(3.5)	0.5

Prepaid benefit cost	$15.1	$7.1

Amounts recognized in the statement of financial position consist of:

(In millions)	2003	2002

Prepaid benefit cost	$15.1	$7.1
Accrued benefit cost	—	—

Net amount recognized	$15.1	$7.1

A minimum pension liability adjustment is required when the actuarial present value of the accumulated benefit obligation exceeds plan assets. The plan assets of our plans exceed the accumulated benefit obligation. The following table summarizes the projected and accumulated benefit obligations and the fair value of assets for our plans for the years ended December 31:

(In millions)	2003	2002

Projected benefit obligation	$152.9	$139.7
Accumulated benefit obligation	130.1	109.5
Fair value of assets	148.2	121.3

Plan assets

The following table sets forth the Company’s weighted average asset allocations for defined benefit pension plans for the years ended December 31:

		2003	2002

	Target Allocation	Percentage of Plan Assets

Asset Category:
Equity securities	50.0%	50.7%	42.0%
Debt securities	50.0	49.3	58.0

Total	100.0%	100.0%	100.0%

The investment goal of the Home Office Pension Plan is to produce long run portfolio returns that are consistent with reasonable contribution rates and a well-funded plan. To manage the overall risk of the portfolio, the portfolio is rebalanced as necessary to keep the allocation within tolerance levels of the target allocation. The portfolio is diversified across a number of equity asset categories and stable value assets. The investment goal of the Field Personnel Pension Plan is to invest in stable value assets in order to maintain its funded status.

StanCorp Financial Group, Inc.

Part II

The following table sets forth net periodic benefit cost and obligation assumptions used in the measurement of the benefit obligations for the years ended December 31:

(Dollars in millions)	2003	2002	2001

Service cost	$5.3	$7.2	$6.2
Interest cost	9.0	9.0	8.0
Expected return on plan assets	(9.3)	(9.8)	(8.8)
Amortization of unrecognized net transition asset	(0.2)	(0.2)	(0.2)
Amortization of prior service cost	(0.3)	0.1	—
Amortization of net actuarial (gain) loss	0.8	0.1	(0.4)

Net periodic benefit cost	$5.3	$6.4	$4.8

Weighted average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	6.75%	7.50%	7.75%
Expected return on plan assets	7.65	7.65	7.65
Rate of compensation increase	5.00	5.20	5.90
Assumption used to determine benefit obligations:
Discount rate	6.25%	6.75%	7.50%
Rate of compensation increase	5.00	5.20	5.90

The long run rate of return for the Home Office Pension Plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category. Because the average equity market value returns over the last 30 years generally have been higher than the long run expected rate of return, the historical average return used to determine the expected return on plan assets was reduced by 20%.

Equity securities of the Home Office Pension Plan portfolio were $67.0 million and $45.5 million at December 31, 2003 and 2002, respectively. The plan held no StanCorp securities as plan assets at December 31, 2003 and 2002.

The Company does not anticipate that it will be required to contribute to its defined benefit pension plans in 2004.

Substantially all full-time employees are covered by deferred compensation plans under which a portion of the employee contribution is matched. Contributions by Standard to the plans for 2003, 2002, and 2001 were $3.1 million, $2.8 million and $2.5 million, respectively.

Eligible executive officers are covered by a non-qualified supplemental retirement plan, which is currently unfunded. The accrued benefit cost was $9.2 million and $8.2 million at December 31, 2003 and 2002, respectively. Expenses, including the company match related to the non-qualified supplemental retirement plan were $1.4 million, $1.5 million and $1.4 million in 2003, 2002, and 2001, respectively.

11.   Postretirement Benefits Other than Pensions

The Company has a postretirement benefit plan, which includes medical, prescription drug benefits, and group term life insurance. Participants are required to contribute specified amounts, which are determined periodically, and are based on participants’ employment status and service. During 2003, the cost sharing between the Company and participants was changed for participants retiring after December 31, 2003.

The Company uses a December 31 measurement date for the postretirement benefit plan. The following table provides a reconciliation of the changes in the postretirement plan’s accumulated benefit obligations, fair value of assets and the funded status for the years ended December 31:

(In millions)	2003	2002

Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$32.6	$16.4
Service cost	1.5	1.8
Interest cost	1.6	2.0
Amendments	(7.3)	(1.0)
Actuarial (gain) loss	(0.4)	14.2
Benefits paid	(0.5)	(0.8)

Accumulated postretirement benefit obligation at end of year	27.5	32.6

Change in postretirement plan assets:
Fair value of plan assets at beginning of year	12.2	11.6
Actual gain on plan assets	1.6	0.2
Employer contributions	1.0	1.2
Benefits paid and estimated expenses	(0.5)	(0.8)

Fair value of plan assets at end of year	14.3	12.2

Funded status	(13.2)	(20.4)
Unrecognized net actuarial loss	9.1	10.7
Unrecognized prior service cost	(7.7)	(0.9)

Accrued benefit cost	$(11.8)	$(10.6)

Amounts recognized in the statement of financial position consist of:

(In millions)	2003	2002

Prepaid benefit cost	$—	$—
Accrued benefit cost	(11.8)	(10.6)

Net amount recognized	$(11.8)	$(10.6)

The projected discounted cash flow obligation for the postretirement plan at December 31, 2003 was $47.3 million.

For the postretirement benefit plan, the assumed health care cost trend rates were as follows for the years ended December 31:

	2003	2002

Health care cost trend rate assumed for next year:
Medical	10.00%	12.00%
Prescription	14.00	18.00
HMO (blended)	11.10	13.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(1)	5.25	5.25

(1)	Year that the rate reaches the ultimate trend is 2009

StanCorp Financial Group, Inc.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease

Effect on total of service and interest cost	$0.6	$(0.5)
Effect on postretirement benefit obligation	4.8	(3.8)

The Company’s actual weighted average asset allocations for the postretirement benefit plans were the same as target allocation—100% debt securities at December 31, 2003 and 2002. These debt securities have long term maturities and fixed coupon rates. The coupon payments are normally paid quarterly and semiannually.

Net periodic benefit cost and obligation assumptions used in the measurement of the postretirement benefit obligations were as follows for the years ended December 31:

(Dollars in millions)	2003	2002	2001

Service cost	$1.5	$1.8	$0.7
Interest cost	1.6	2.0	1.2
Expected return on plan assets	(0.7)	(0.6)	(0.5)
Amortization of prior service cost	(0.5)	—	—
Amortization of net actuarial (gain) loss	0.3	0.2	(0.1)

Net periodic benefit cost	$2.2	$3.4	$1.3

Weighted average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	6.75%	7.50%	7.75%
Expected return on plan assets	5.50	5.50	5.00
Rate of compensation increase graded by	age	age & service	age & service
Assumptions used to determine benefit obligations:
Discount rate	6.25%	6.75%	7.50%
Rate of compensation increase graded by	age	age & service	age & service

The Company expects to make contributions of $0.8 million to its postretirement benefit plan in 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) was enacted. The provisions of the Act will impact the Company’s postretirement benefit plan prescription drug benefits. However, the Company elects to defer the recognition of the effect of the Act until specific authoritative guidance on accounting for the federal subsidy has been issued by the FASB. Therefore, the current financial statements do not reflect any of the Act’s impact on the accumulated prescription benefit obligation or net periodic postretirement benefit. When specific authoritative guidance on the accounting for the federal subsidy provided by the Act is issued, the Company may change previously reported information. We do not expect this legislation to have a material impact on our financial statements.

12.   Stock-Based Compensation

The 1999 Omnibus Stock Incentive Plan authorizes the board of directors of StanCorp to grant eligible employees certain incentive or non-statutory stock options, bonuses and performance stock options, restricted and foreign stock awards, and stock appreciation and cash bonus rights related to StanCorp’s common stock. All options are granted at a stock price of not less than the market value at the date of the option grant and may be exercised for a period not exceeding ten years from the date of the grant. The maximum number of shares of common stock that may be issued under this plan is 1.7 million. By the end of 2003, 1.6 million shares, or options for shares, had been issued under this plan.

In 2002, we adopted the 2002 Stock Incentive Plan. This plan authorizes the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 1.5 million. By the end of 2003, options for 266,409 shares had been issued under the 2002 plan.

During 2003, options were granted under the 2002 Stock Incentive Plan to purchase 272,859 shares of common stock at prices ranging from $47.31 to $62.70 per share. These options were granted to members of StanCorp’s board of directors and employee groups consisting of officer and non-officer employees. Members of StanCorp’s board of directors received grants of options totaling 46,709 shares of common stock. Officers and other employees received grants of options totaling 226,150 shares of common stock. The employee options are subject to a four year annual step-vesting schedule beginning one year after the date of grant. Directors’ options are vested in one year.

The following tables set forth option activity under the stock-based compensation plan for the years ended December 31:

	2003		2002		2001

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Beginning of period	1,117,311	$35.75	978,766	$28.22	827,470	$23.95
Granted	272,859	49.75	315,050	53.35	221,900	42.89
Exercised	(229,273)	24.23	(153,251)	24.16	(57,875)	23.99
Canceled	(13,488)	48.99	(23,254)	33.67	(12,729)	23.93

End of period	1,147,409	41.23	1,117,311	35.75	978,766	28.22
Exercisable	585,904	$33.21	615,813	$25.32	541,999	$23.61

StanCorp Financial Group, Inc.

Part II

Options outstanding at December 31, 2003 had the following characteristics:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Wt. Average Remaining Contractual Life (years)	Wt. Avg. Exercise Price	Number Exercisable	Wt. Average Exercise Price

$20.00-30.00	363,378	5.5	$23.94	363,378	$23.94
30.01-40.00	8,417	6.7	35.16	7,792	34.83
40.01-50.00	430,979	7.8	46.03	110,712	43.25
50.01-60.00	343,135	7.8	53.56	104,022	54.80
60.01-70.00	1,500	9.9	62.61	—	—

	1,147,409	7.1	$41.23	585,904	$33.21

The weighted-average grant date fair value of option awards in 2003, 2002, and 2001 was $18.28, $21.14, and $20.95, respectively.

The Company grants to certain key management employees restricted stock in which full ownership is not vested until the attainment of certain financial benchmarks (“performance” shares), or the completion of a specified period of employment with the Company (“retention” shares). Performance shares were first issued in 2000 and will be released, subject to the attainment of financial goals, through 2004. The Company’s experience with performance shares through 2003 has been as follows:

	2003	2002	2001

Beginning of the period	156,974	155,000	175,000
Shares granted	—	40,000	8,000
Shares released	(50,466)	(29,526)	(28,000)
Shares canceled	—	(8,500)	—

Restricted at year end	106,508	156,974	155,000

Also during 2003, 19,000 retention shares were granted. These shares had a grant date fair value of $48.81.

The Company’s Employee Share Purchase Plan allows eligible employees to purchase common stock at 85% of the lesser of the fair market value of the stock on either the commencement date of each six month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase common stock. No employee may purchase common stock having a fair market value in excess of $25,000 in any calendar year.

13.   Reinsurance

We manage risk through diversification of products, industry, geography, and customers. Product diversification also yields risk-based capital synergies because of the varying capital requirements for different risks assumed. In addition, we manage risks by ceding exposure over certain limits.

To limit our exposure to large losses, we transfer insurance liability to others by entering into reinsurance agreements. Under these reinsurance agreements, the maximum liability retention limit per individual for group life and AD&D policies combined is $500,000. For group disability policies, the maximum retention limit is $10,000 gross monthly benefit per individual. Except for certain policies in the block of business we assumed from Minnesota Life in 2000, the maximum retention for individual disability policies is generally $3,500 monthly benefit per individual. On certain policies in the Minnesota Life block, Standard has a maximum retention limit of $6,000 monthly benefit per individual.

Standard is involved in a reinsurance and third-party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.5%, 3.6%, and 3.9% of the Company’s total premiums in 2003, 2002, and 2001, respectively. In addition to assuming reinsurance risk, Standard provides product design, pricing, state regulatory filings, underwriting, legal support, claims management and other administrative services under the arrangement. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2003 was $181.8 million.

During 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement that provides for approximately 15% of the net dental premiums written by Standard to be ceded to Ameritas.

In addition to product-specific reinsurance arrangements, we have maintained reinsurance coverage in the past for certain catastrophe losses related to group life and AD&D. Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we en -

StanCorp Financial Group, Inc.

tered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over approximately 35 participating members. The reinsurance pool exposes us to potential losses experienced by other participating members. However, through this pool, our catastrophe reinsurance coverage is increased to approximately $265 million per event. If the Company had been in the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million compared to pre-tax charges of $5 million actually incurred. An occurrence of a significant catastrophic event or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. The annual fees paid by the Company to participate in the pool and claims to date have been immaterial.

The following table sets forth reinsurance information at or for the years ended December 31:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

2003:
Life insurance in force	$189,998.2	$6,145.3	$13,188.2	$197,041.1	6.7%

Premiums:
Life insurance and annuities	$602.1	$73.9	$52.9	$581.1	9.1%
Accident and health insurance	857.3	46.7	217.6	1,028.2	21.2

Total premiums	$1,459.4	$120.6	$270.5	$1,609.3	16.8%

2002:
Life insurance in force	$172,615.9	$6,398.6	$25,514.6	$191,731.9	13.3%

Premiums:
Life insurance and annuities	$538.8	$79.0	$16.2	$476.0	3.4%
Accident and health insurance	805.6	36.9	138.6	907.3	15.3

Total premiums	$1,344.4	$115.9	$154.8	$1,383.3	11.2%

2001:
Life insurance in force	$148,914.5	$6,851.7	$—	$142,062.8	—%

Premiums:
Life insurance and annuities	$535.1	$85.7	$—	$449.4	—%
Accident and health insurance	684.1	17.7	115.9	782.3	14.8

Total premiums	$1,219.2	$103.4	$115.9	$1,231.7	9.4%

Recoveries recognized under reinsurance agreements were $50.3 million, $42.4 million and $34.9 million for 2003, 2002, and 2001, respectively. Amounts recoverable from reinsurers were $871.9 million and $873.9 million at December 31, 2003 and 2002, respectively. Of these amounts, $777.5 million and $809.3 million were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. See “—Note 14, Reinsurance of Blocks of Business.”

14.   Reinsurance of Blocks of Business

Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. In accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2003 was approximately $726 million. Approximately $60 million in VOBA was capitalized related to the reinsurance agreement.

Effective October 1, 2000, Standard assumed through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Stan -

StanCorp Financial Group, Inc.

Part II

dard. The trust is required to be trued up quarterly. The market value of assets required to be maintained in the trust at December 31, 2003 was $574 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. We recently signed an extension of the national marketing agreement through 2007.

Effective January 1, 2001, Standard ceded to Protective Life, through a reinsurance agreement Standard’s individual life insurance product line. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding statutory liabilities. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s books and an equal amount is recorded as a recoverable from reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life.

15.   Insurance Information

The following table sets forth insurance information at or for the years ended December 31:

(In millions)	Deferred Acquisition Costs	Future Policy Benefits and Claims	Other Policy- holder Funds	Premium Revenue	Net Investment Income	Benefits, Claims and Interest Expense	Amortization of Deferred Acquisition Costs	Other Operating Expenses

2003:
Employee Benefits	$86.3	$2,941.1	$224.1	$1,500.6	$253.9	$1,219.9	$25.9	$346.3
Individual Insurance	107.6	1,282.1	1,056.1	85.4	109.3	111.1	9.1	46.5
Retirement Plans	6.8	71.7	820.1	23.3	56.1	41.8	(0.5)	32.3

Total	$200.7	$4,294.9	$2,100.3	$1,609.3	$419.3	$1,372.8	$34.5	$425.1

2002:
Employee Benefits	$92.3	$2,762.7	$205.4	$1,284.3	$207.0	$1,034.1	$15.1	$304.3
Individual Insurance	95.6	1,278.1	948.6	80.0	107.0	114.9	7.9	40.8
Retirement Plans	3.0	74.1	710.5	19.0	52.9	40.4	0.3	31.5

Total	$190.9	$4,114.9	$1,864.5	$1,383.3	$366.9	$1,189.4	$23.3	$376.6

2001:
Employee Benefits	$28.2	$1,858.9	$206.0	$1,129.5	$187.3	$931.9	$11.5	$255.9
Individual Insurance	85.9	1,264.9	846.0	81.2	98.9	118.4	7.9	35.3
Retirement Plans	1.0	74.7	676.9	21.0	52.1	45.0	—	28.3

Total	$115.1	$3,198.5	$1,728.9	$1,231.7	$338.3	$1,095.3	$19.4	$319.5

DAC and related amortization include VOBA. Other operating expenses include operating expenses, commissions and bonuses, and the net increase in DAC.

16.   Regulatory Matters

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Practices (“SSAP”), set forth in publications of the National Association of Insurance Commissioners (“NAIC”).

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification”), which became effective January 1, 2001. Codification standardized regulatory accounting and reporting among state insurance departments. However, statutory accounting principles also will continue to be established by individual state laws and permitted practices. The Company’s adoption of Codification increased statutory capital and surplus as of January 1, 2001 by approximately $6.1 million. As of January 1, 2003, an additional increase of $6.2 million in surplus was reported in accordance with SSAP 37 to release the unamortized mortgage prepayment penalties included in the Interest Maintenance Reserves (“IMR”). Beginning in 2003, mortgage prepayment penalties are reported as investment income instead of realized capital gains, which are subject to the IMR amortization. The effect of this accounting change on 2003 statutory net income was an increase of $5.8 million.

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ

StanCorp Financial Group, Inc.

from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and interest maintenance reserves are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as income when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements, and represent the expected future tax consequences of differences between the tax and the financial statement bases of assets and liabilities; and j) surplus notes are included in capital and surplus.

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled. In August 2003, Standard made an extraordinary distribution of $200 million to StanCorp from Standard’s paid-in capital and contributed surplus. Concurrently, Standard borrowed the distributed amount from StanCorp and issued a $200 million subordinate surplus note. Both transactions eliminate in consolidation. The extraordinary distribution is a reduction of the paid-in capital that was recorded in connection with StanCorp’s contribution to Standard in 2002 to fund the reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. The surplus note matures in August 2018 and bears an interest rate of 6.44% per annum. The form of the surplus note complies with the requirements of the NAIC with respect to surplus notes, including provisions requiring the approval of the Oregon Department for any payments of principal or interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders, and trade creditors. In addition, as long as the surplus note is outstanding, distributions from Standard will first be applied to repayment of the principal balance and interest on the surplus note.

State insurance departments require insurance enterprises to adhere to minimum Risk-Based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2003 and 2002, the insurance subsidiaries’ RBC levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The authorized control level RBC was $145.6 million and $141.0 million of statutory capital and surplus at December 31, 2003 and 2002, respectively.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries as reported to state insurance regulatory authorities with the Company’s GAAP equity at December 31:

(In millions)	2003	2002

Statutory capital and surplus	$876.1	$817.6
Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	137.7	139.9
Deferred acquisition costs	100.1	75.8
Deferred tax liabilities	(200.5)	(211.9)
Federal income taxes accrued	23.8	42.3
Reinsurance receivable	84.7	66.3
Premiums receivable	(6.3)	(8.6)
Asset valuation reserve	54.3	35.8
Interest maintenance reserve	2.3	3.1
Valuation of investments	163.6	143.8
Equity of StanCorp and its non-insurance subsidiaries	10.3	(233.5)
Non-admitted assets	178.4	171.5
Surplus note	(200.0)	—
Reinsurance assumed	100.7	115.1
Other, net	(15.7)	(4.6)

GAAP equity	$1,309.5	$1,152.6

StanCorp Financial Group, Inc.

Part II

The following table reconciles statutory gain from operations as reported to insurance regulatory authorities with GAAP net income for the years ended December 31:

(In millions)	2003	2002	2001

Statutory gain from operations	$137.7	$19.1	$128.4
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	16.2	(7.5)	13.6
Deferred acquisition costs and value of business acquired, net of amortization	12.3	15.8	16.3
Deferred income taxes	18.3	14.3	(61.8)
Current income taxes	(26.6)	3.5	(5.0)
Earnings of StanCorp and its non-insurance subsidiaries	3.6	0.4	1.3
Reinsurance ceding commission, net of tax	(7.6)	69.2	—
Other, net	2.4	(3.8)	13.2

GAAP net income	$156.3	$111.0	$106.0

17.   Parent Holding Company Condensed Financial Information

Set forth below are the unconsolidated condensed financial statements of StanCorp. The significant accounting policies used in preparing the financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company except that StanCorp’s subsidiaries are carried under the equity method.

The following table presents StanCorp’s condensed statements of income for the years ended December 31:

(In millions)	2003	2002	2001

Revenues:
Net investment income	$—	$—	$0.5

Total	—	—	0.5

Expenses:
Interest expense	17.6	5.6	1.9
Operating expenses	3.2	2.7	2.6

Total	20.8	8.3	4.5

Loss before income taxes and equity in net income of subsidiaries	(20.8)	(8.3)	(4.0)
Income taxes	(2.9)	(0.3)	0.7
Surplus note interest, affiliated entity	4.3	—	—
Equity in net income of subsidiaries	169.9	119.0	110.7

Net income	$156.3	$111.0	$106.0

The following table presents StanCorp’s condensed balance sheets at December 31:

(In millions)	2003	2002	2001

Assets
Cash and cash equivalents	$12.4	$0.1	$0.6
Investment in subsidiaries	1,315.5	1,405.7	1,027.6
Receivable from subsidiaries	19.7	10.6	25.7
Surplus note and interest receivable, affiliated entity	204.3	—	—
Other assets	16.7	14.5	10.1

Total	$1,568.6	$1,430.9	$1,064.0

Liabilities And Shareholders’ Equity
Payable to subsidiaries	$0.1	$17.4	$2.3
Other liabilities	259.0	260.9	88.0
Total shareholders’ equity	1,309.5	1,152.6	973.7

Total	$1,568.6	$1,430.9	$1,064.0

The following table presents StanCorp’s condensed statements of cash flows for the years ended December 31:

(In millions)	2003	2002	2001

Operating:
Net income	$156.3	$111.0	$106.0
Change in operating assets and liabilities	(22.0)	5.1	0.9

Net cash provided by operating activities	134.3	116.1	106.9
Investing:
Investment in subsidiaries	25.0	(320.5)	(111.2)
Dividends received from subsidiaries	78.1	56.5	95.5
Other investments	(205.0)	(0.1)	—

Net cash used in investing activities	(101.9)	(264.1)	(15.7)
Financing:
Receivable from (payable to) affiliates, net	(7.7)	28.8	(24.0)
Line of credit, net	—	(81.3)	16.3
Proceeds from issuance of senior notes	—	246.2	—
Issuance and repurchase of common stock, net	8.0	(34.5)	(78.9)
Dividends on common stock	(20.4)	(11.7)	(9.2)

Net cash provided by (used in) financing activities	(20.1)	147.5	(95.8)
Increase (decrease) in cash and cash equivalents	12.3	(0.5)	(4.6)
Cash and cash equivalents, beginning of year	0.1	0.6	5.2

Cash and cash equivalents, end of year	$12.4	$0.1	$0.6

StanCorp Financial Group, Inc.

18.   Contingencies and Commitments

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2003. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

We currently have two unsecured credit agreements for $75 million each with credit availability totaling $150 million, expiring June 28, 2004. Under the credit agreements, we are subject to customary covenants, which take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on indebtedness (funded debt to net worth less than or equal to 0.5 to 1.0), financial liquidity (fixed charge ratio greater or equal to 2.5 to 1.0 and statutory net income to total income percentage greater than or equal to 0), and risk-based capital (greater than or equal to 175% of the company action level). We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on either the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate (“LIBOR”) at the time of borrowing. In addition, there is an incremental basis point charge, which varies by agreement, type of borrowing, and the amount outstanding on the lines. At December 31, 2003 and 2002, we were in compliance with all covenants under the credit agreements and have no outstanding balance on the lines of credit. Standard, our largest operating insurance subsidiary, is a guarantor for the total amount of both credit agreements. In addition, StanCorp Mortgage Investors also guarantees up to $25 million on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

The Company leases certain buildings and equipment under non-cancelable capital and operating leases that expire in various years through 2011, with renewal options for periods ranging from one to five years. Future minimum payments under the leases are 2004, $12.8 million; 2005, $11.5 million; 2006, $8.9 million; 2007, $7.0 million; 2008, $5.8 million and thereafter, $4.3 million. Total rent expense was $12.2 million, $13.9 million and $12.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, minimum future rental receivables on non-cancelable leases with initial terms of one year or more were 2004, $11.7 million; 2005, $10.2 million; 2006, $8.8 million; 2007, $8.1 million; 2008, $6.5 million and thereafter, $13.6 million.

The Company has certain software maintenance, licensing, and telecommunications commitments that expire in various years through 2008, with renewal options for a two-year period. Future minimum payments under these commitments are 2004, $1.3 million; 2005, $0.8 million; 2006, $0.2 million; 2007, $0.04 million; and 2008, $0.04 million. Total expense for these agreements was $0.9 million, $1.2 million and $1.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

The following table summarizes the Company’s contractual obligations as of December 31, 2003. The Company’s financing obligations generally include debts, lease payment obligations, commitments to fund commercial mortgage loans, and loan guarantees. The remaining obligations reflect purchase commitments for goods and services and the long-term liabilities portion of the Company’s Other Liabilities. This table does not reflect the Company’s obligations under our insurance and annuity product contracts.

	Payments due by period

(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Contractual Obligations:
Short-term debt obligations	$2.7	$2.7	$—	$—	$—
Long-term debt obligations	272.0	—	15.4	0.4	256.2
Interest on long-term obligations	161.9	17.8	35.4	35.4	73.3
Capital lease obligations	0.6	0.2	0.3	0.1	—
Operating lease obligations	52.1	13.9	21.1	12.8	4.3
Funding requirements for commercial mortgage loans	102.8	102.8	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities according to GAAP	51.7	6.0	6.9	4.5	34.3

Total	$643.8	$143.4	$79.1	$53.2	$368.1

The Company’s long-term debt obligations consist primarily of the $250.0 million 6.875%, 10-year senior notes pursuant to the shelf registration statement. Total interest payable related to the total long-term obligations amount to $161.9 million. The operating lease obligations include leases on certain buildings and equipment under non-cancelable operating leases, software maintenance, licensing, and telecommunication commitments, all expiring in

StanCorp Financial Group, Inc.

Part II

various years through 2010 with renewal options ranging from one to five years.

In the normal course of business, the Company commits to fund commercial mortgage loans that generally have fixed expiration dates. At December 31, 2003, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 5.25% to 7.00%, totaling $102.8 million. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to its disapproval of a commitment requirement, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

Other long-term liabilities reflected in the Company’s balance sheet at December 31, 2003 consisted of an $11.5 million tax reimbursement liability related to the block of life insurance business sold to Protective Life in 2001, $17.4 million in liabilities for deferred compensation and supplemental retirement plans, $9.3 million in capital commitments related to our joint venture businesses, and $0.9 million accrued guarantee association payments.

Also included in the other long-term liabilities is $0.8 million that the Company expects to contribute to its postretirement plan in 2004 and the accumulated postretirement benefit obligation totaling $27.5 million at the end of the year, partially funded by plan assets giving us a net liability of $11.8 million reflected in our balance sheet. The projected discounted cash flow obligation for the postretirement plan at December 31, 2003 was $47.3 million.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. During 2003, we repurchased 185,700 shares of common stock at a total cost of $9.3 million, for a volume weighted-average price of $50.35 per common share.

During 2002, we repurchased 852,999 shares of common stock, at a total cost of $45.5 million, for a volume weighted-average price of $53.34 per common share. Currently, 1.5 million shares are authorized under a share repurchase program approved by the board of directors on February 9, 2004. The program expires December 31, 2005.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter:

	2003

(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Premiums	$396.7	$405.3	$406.0	$401.3
Net investment income	111.1	114.1	109.5	107.1
Net capital gains (losses)	1.3	5.4	3.7	(1.1)
Total revenues	510.7	526.5	520.9	508.7
Benefits to policyholders	310.6	330.0	333.0	324.2
Net income	44.5	42.4	37.2	32.2
Net income per common share:
Basic	$1.53	$1.46	$1.29	$1.11
Diluted	1.51	1.45	1.27	1.10

	2002

(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Premiums	$382.6	$332.1	$336.3	$332.3
Net investment income	104.9	96.0	92.7	91.5
Net capital gains (losses)	4.6	(3.6)	(21.2)	0.5
Total revenues	493.7	425.8	409.3	425.8
Benefits to policyholders	309.1	268.8	267.9	271.3
Net income	33.9	27.6	19.9	29.6
Net income per common share:
Basic	$1.16	$0.94	$0.67	$1.00
Diluted	1.15	0.93	0.66	0.99

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

(b)  Changes in internal control.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

StanCorp Financial Group, Inc.

Part III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of StanCorp is reported under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2004 Proxy Statement, herein incorporated by reference.

The executive officers of StanCorp are as follows:

Name	Age (as of March 4, 2004)	Position

John M. Bernard*	48	Senior Vice President, Operational Excellence of Standard
Patricia J. Brown*	45	Vice President, Information Technology of Standard
Kim W. Ledbetter*	51	Senior Vice President, Individual Insurance and Retirement Plans of Standard
Douglas T. Maines	51	Executive Vice President of StanCorp, President, Employee Benefits Division of Standard and Director of StanCorp and Standard
Cindy J. McPike	41	Vice President and Chief Financial Officer of StanCorp and Standard
J. Gregory Ness*	46	Senior Vice President, Investments of Standard
Eric E. Parsons	55	President, Chief Executive Officer and Director of StanCorp and Standard
Michael T. Winslow	49	Vice President, General Counsel and Corporate Secretary of StanCorp and Standard
Nanci W. Werts	57	Assistant Vice President, Controller and Treasurer of StanCorp and Standard

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

Set forth below is biographical information for the executive officers of StanCorp:

John M. Bernard has been senior vice president, operational excellence of Standard since February 2004. Prior to joining Standard, Mr. Bernard served as President, CEO and Co-founder of StoriedLearning, Inc. since 2000. From 1998 to 2000, Mr. Bernard served as President, CEO and co-founder of Capabiliti Incorporated.

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

Douglas T. Maines, LLIF, has been executive vice president of StanCorp and president of the Employee Benefits division of Standard since 2002. Mr. Maines was senior vice president, Employee Benefits division of Standard since 1998. From 1993 to 1998, Mr. Maines was vice president, business development and vice president and general manager, claims for Liberty Mutual Insurance Company.

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

Eric E. Parsons has been president and chief executive officer of StanCorp and Standard since January 1, 2003. Mr. Parsons was senior vice president and chief financial officer of StanCorp from its incorporation until 2002 and was senior vice president and chief financial officer of Standard from 1998 through 2002. From 1997 to 1998, Mr. Parsons was senior vice president and chief financial and investment officer of Standard.

Michael T. Winslow, JD, has been vice president, general counsel and corporate secretary of StanCorp and Standard since 2001. Prior to joining StanCorp, Mr. Winslow served as assistant general counsel and chief compliance officer for PacifiCorp since 1995.

Nanci W. Werts, CPA, has been assistant vice president, controller and treasurer of StanCorp and Standard since December 2002. Prior to joining StanCorp, Ms. Werts was director of investor relations for NetIQ Corporation since 2001 and served as treasurer and director of investor relations and in other financial management roles for WebTrends, Inc. from 1999 until its merger with NetIQ. From 1994 through 1999, she was business manager for SRG Partnership and previously held positions in finance, management, and regulatory reporting.

StanCorp Financial Group, Inc.

Part III

Audit Committee

StanCorp has a separately-designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. The members of the Audit Committee are John E. Chapoton, Richard Geary, Peter O. Kohler, MD, Jerome J. Meyer, Ralph R. Peterson, and Michael G. Thorne.

Audit Committee Financial Expert

Reported under the caption “Committees of the Board” in the Company’s 2004 Proxy Statement, herein incorporated by reference.

Code of Business Ethics

StanCorp has adopted codes of business ethics for directors, senior officers and employees, which are filed as exhibits herewith. All documents are also posted on our Web site at www.stancorpfinancial.com/investors or are available in print to any shareholder who requests it.

Corporate Governance Guidelines

The Company’s corporate governance guidelines include charters for its Audit, Nominating and Corporate Governance, and Organization and Compensation committees, which are posted on our Web site at

www.stancorpfinancial.com/investors.

ITEM 11.   EXECUTIVE COMPENSATION

Reported under the caption “Report of the Organization and Compensation Committee” in the Company’s 2004 Proxy Statement, herein incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is reported under the caption “Share Ownership of Directors and Officers” in the Company’s 2004 Proxy Statement, herein incorporated by reference.

Information regarding equity compensation plans is reported under the caption “Existing Equity Compensation Plans” in the Company’s 2004 Proxy Statement, herein incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reported under the caption “Compensation of Directors and Officers” in the Company’s 2004 Proxy Statement, herein incorporated by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reported under the caption “Proposal to Ratify Appointment of Independent Auditors” in the Company’s 2004 Proxy Statement, herein incorporated by reference.

StanCorp Financial Group, Inc.

Part IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Index of documents filed as part of the report:
	1.	The following Consolidated Financial Statements of StanCorp are included in Item 8, “Financial Statements and Supplementary Data.”
Independent Auditors’ Report
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
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
Reinsurance
	3.	Exhibits Index.

Number	Name

3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended
3.2	Bylaws of StanCorp Financial Group, Inc.
4.1	Form of Rights Agreement
4.2	Form of Indenture Relating to Senior Debt Securities
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002.
10.1	Form of Change of Control Agreement
10.2	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.6	Standard Insurance Company Amended and Restated Supplemental Deferred Compensation Plan for Senior Officer Management Group
10.7	Standard Insurance Company Home Office Employees’ Deferred Compensation Plan Restatement 2000
10.8	Standard Insurance Company Amended and Restated Deferred Compensation Plan for Senior Officer Management Group
10.14	StanCorp Financial Group, Inc. 2002 Stock Incentive Plan
10.15	Acquisition Agreement by and Between Minnesota Life Insurance Company and Standard Insurance Company
10.16	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company
10.17	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company
12.1	Statement Regarding Computation of Ratio of Earning to Fixed Charges
14.1	Code of Business Conduct and Ethics for the Board of Directors
14.2	Code of Ethics for Senior Officers
14.3	Guide to Business Conduct
21	Subsidiaries of the Registrant
23	Independent Auditors’ Consent
24	Powers of Attorney of Directors of StanCorp Financial Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
Current Report on Form 8-K filed with the SEC on January 29, 2004 (responding to Items 7 and 12)
Current Report on Form 8-K filed with the SEC on February 10, 2004 (responding to Items 7 and 9)

StanCorp Financial Group, Inc.

Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on March 5, 2004

STANCORP FINANCIAL GROUP, INC.

By:	/s/ Eric E. Parsons

Name:	Eric E. Parsons
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric E. Parsons Eric E. Parsons	President and Chief Executive Officer (Principal Executive Officer) Director	March 5, 2004

/s/ Cindy J. McPike Cindy J. McPike	Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2004

/s/ Nanci W. Werts Nanci W. Werts	Assistant Vice President, Controller and Treasurer (Principal Accounting Officer)	March 5, 2004

* Ronald E. Timpe	Chairman	March 5, 2004

* Virginia L. Anderson	Director	March 5, 2004

* Frederick W. Buckman	Director	March 5, 2004

* John E. Chapoton	Director	March 5, 2004

* Barry J. Galt	Director	March 5, 2004

* Richard Geary	Director	March 5, 2004

* Wanda G. Henton	Director	March 5, 2004

* Peter O. Kohler, MD	Director	March 5, 2004

* Douglas T. Maines	Director	March 5, 2004

StanCorp Financial Group, Inc.

Signature	Title	Date

* Jerome J. Meyer	Director	March 5, 2004

* Ralph R. Peterson	Director	March 5, 2004

* E. Kay Stepp	Director	March 5, 2004

* Michael G. Thorne	Director	March 5, 2004

*By:	/s/ Cindy J. McPike

Cindy J. McPike, as Attorney-in-fact

StanCorp Financial Group, Inc.

Part IV

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended	Filed as Exhibit 4.1 on Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.1 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

4.1	Form of Rights Agreement	Filed as Exhibit 4.2 on the Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference

4.2	Form of Indenture relating to senior debt securities	Filed as Exhibit 4 (c) on the Registrant’s Form S-3, dated July 3, 2002, and incorporated herein by this reference

4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002	Filed as Exhibit 4.1 on the Registrant’s Form 8-K, dated September 25, 2002, and incorporated herein by this reference

10.1	Form of Change of Control Agreement	Filed as Exhibit 10.1 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference

10.2	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on the Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference

10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.3 on the Registrant’s Form 10-K, dated, March 14, 2000, and incorporated herein by this reference

10.6	Standard Insurance Company Amended and Restated Supplemental Deferred Compensation Plan for Senior Officer Management Group	Filed as Exhibit 10.7 on the Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.7	Standard Insurance Company Home Office Employees’ Deferred Compensation Plan Restatement 2000	Filed as Exhibit 10.7 on the Registrant’s Form 10-Q, Dated November 3, 2000, and incorporated herein by this reference

10.8	Standard Insurance Company Amended and Restated Deferred Compensation Plan for Senior Officer Management Group	Filed as Exhibit 10.8 on the Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.14	StanCorp Financial Group, Inc. 2002 Stock Incentive Plan	Filed as Exhibit 10.12 on Registrant’s Form 10-Q, dated May 14, 2002, and incorporated herein by this reference

10.15	Acquisition Agreement by and Between Minnesota Life Insurance Company and Standard Insurance Company	Filed as Exhibit 2 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference

10.16	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company	Filed as Exhibit 2 on Registrant’s Form 10-Q, dated May 14, 2001, and incorporated herein by this reference

10.17	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company	Filed as exhibit 10.17 on Registrant’s Form 10-K, dated March 14, 2003, and incorporated herein by this reference

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Business Conduct and Ethics for the Board of Directors	Filed herewith

14.2	Code of Ethics for Senior Officers	Filed herewith

14.3	Guide to Business Conduct	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Independent Auditors’ Consent	Filed herewith

24	Powers of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith

StanCorp Financial Group, Inc.

Number	Name	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

StanCorp Financial Group, Inc.