Form 10-K/A
period 2003-12-31
STANCORP FINANCIAL GROUP INC
filed 2004-03-18
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Part II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Explanatory Note

This Amendment No. 1 Form 10-K/A is being filed solely to correct an error in StanCorp Financial Group, Inc.’s December 31, 2003 Form 10-K as filed electronically with the Securities and Exchange Commission on March 5, 2004. The error in the electronic version appears in the second table under “Value of business acquired” in Note 1 of the Notes to Consolidated Financial Statements. The estimated net amortization of VOBA and the related intangible for 2004 was shown as $115.7 million and should have been $15.7 million. The error resulted from a print file conversion, and therefore was resident only in the electronic version filed with the Securities and Exchange Commission. Versions of StanCorp Financial Group, Inc.’s December 31, 2003 Form 10-K in its 2003 annual report distributed in paper copy to shareholders are correct.

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

(In millions)	2003	2002	2001

Balance at January 1	$115.1	$58.9	$61.0
Acquisition of business	—	61.4	—
Amortization	(14.4)	(5.2)	(2.1)

Balance at December 31	$100.7	$115.1	$58.9

The estimated net amortization of VOBA and the related intangible for each of the next five years is as follows:

(In millions)	Amount

2004	$15.7
2005	9.2
2006	9.0
2007	7.9
2008	7.1

Property and equipment, net

The following table sets forth the major classifications of the Company’s property and equipment, and accumulated depreciation at December 31:

(In millions)	2003	2002

Home office properties	$96.3	$96.2
Office furniture and equipment	69.9	63.1
Leasehold improvements	5.7	5.1

Subtotal	171.9	164.4
Less: accumulated depreciation	100.6	89.7

Property and equipment, net	$71.3	$74.7

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

StanCorp Financial Group, Inc.

Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on March 18, 2004

STANCORP FINANCIAL GROUP, INC.

By:	/s/ Cindy J. McPike

Name:	Cindy J. McPike
Title:	Vice President and Chief Financial Officer

StanCorp Financial Group, Inc.

Part IV

EXHIBITS INDEX

Number	Name	Method of Filing

23	Independent Auditors’ Consent	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

StanCorp Financial Group, Inc.