Form 10-Q
period 2004-03-31
STANCORP FINANCIAL GROUP INC
filed 2004-05-06
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of April 30, 2004, there were 28,886,100 shares of the Registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Premiums	$406.7	$401.3
Net investment income	111.7	107.1
Net capital gains (losses)	4.5	(1.1)
Other	1.6	1.4

Total revenues	524.5	508.7

Benefits and expenses:
Benefits to policyholders	319.4	324.2
Interest credited	18.3	18.6
Operating expenses	72.7	71.0
Commissions and bonuses	38.0	35.5
Premium taxes	7.2	6.7
Interest expense	4.4	4.4
Net increase in deferred acquisition costs and value of business acquired	(2.7)	(1.2)

Total benefits and expenses	457.3	459.2

Income before income taxes	67.2	49.5
Income taxes	23.6	17.3

Net income	43.6	32.2

Other comprehensive income, net of tax:
Unrealized capital gains on securities available-for-sale, net	58.8	21.1
Reclassification adjustment for net capital gains included in net income, net	(2.7)	(0.6)

Total	56.1	20.5

Comprehensive income	$99.7	$52.7

Net income per common share:
Basic	$1.49	$1.11
Diluted	1.48	1.10
Weighted-average common shares outstanding:
Basic	29,170,374	28,934,602
Diluted	29,537,927	29,222,728

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions)

	March 31, 2004	December 31, 2003
A S S E T S
Investments:
Fixed maturity securities	$4,712.7	$4,524.8
Commercial mortgage loans, net	2,376.6	2,319.8
Real estate, net	80.3	77.2
Policy loans	4.4	4.6

Total investments	7,174.0	6,926.4

Cash and cash equivalents	71.9	34.5
Premiums and other receivables	76.5	73.3
Accrued investment income	86.9	82.8
Amounts recoverable from reinsurers	882.4	871.9
Deferred acquisition costs and value of business acquired, net	199.4	200.7
Property and equipment, net	70.5	71.3
Other assets	40.0	35.1
Separate account assets	1,847.2	1,685.7

Total assets	$10,448.8	$9,981.7

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$4,333.8	$4,294.9
Other policyholder funds	2,183.7	2,100.3
Deferred tax liabilities	177.0	153.7
Short-term debt	2.6	2.7
Long-term debt	272.0	272.0
Other liabilities	233.9	162.9
Separate account liabilities	1,847.2	1,685.7

Total liabilities	9,050.2	8,672.2

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 29,154,178 and 29,300,723 shares issued at March 31, 2004, and December 31, 2003, respectively	662.8	673.4
Accumulated other comprehensive income	216.4	160.3
Retained earnings	519.4	475.8

Total shareholders’ equity	1,398.6	1,309.5

Total liabilities and shareholders’ equity	$10,448.8	$9,981.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In millions—except share data)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2003	29,185,276	$665.3	$147.4	$339.9	$1,152.6
Net income	—	—	—	156.3	156.3
Other comprehensive income, net of tax	—	—	12.9	—	12.9
Common stock:
Repurchased	(185,700)	(9.3)	—	—	(9.3)
Issued to directors	3,081	0.2	—	—	0.2
Issued under employee stock plans, net	298,066	17.2	—	—	17.2
Dividends declared on common stock	—	—	—	(20.4)	(20.4)

Balance, December 31, 2003	29,300,723	673.4	160.3	475.8	1,309.5

Net income	—	—	—	43.6	43.6
Other comprehensive income, net of tax	—	—	56.1	—	56.1
Common stock:
Repurchased	(181,100)	(11.8)	—	—	(11.8)
Issued to directors	809	0.1	—	—	0.1
Issued under employee stock plans, net	33,746	1.1	—	—	1.1

Balance, March 31, 2004	29,154,178	$662.8	$216.4	$519.4	$1,398.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2004	2003
Operating:
Net income	$43.6	$32.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized capital losses	—	2.6
Depreciation and amortization	20.5	11.9
Deferral of acquisition costs and value of business acquired, net	(13.6)	(9.6)
Deferred income taxes	(8.2)	(2.0)
Changes in other assets and liabilities:
Receivables and accrued income	(17.6)	(4.1)
Future policy benefits and claims	38.9	46.1
Other, net	52.6	30.2

Net cash provided by operating activities	116.2	107.3

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities	172.1	162.5
Commercial mortgage loans	120.0	153.9
Real estate	1.9	1.3
Other investments	—	1.9
Costs of investments acquired or originated:
Fixed maturity securities	(265.2)	(418.7)
Commercial mortgage loans	(176.8)	(207.2)
Real estate	—	(0.2)
Property and equipment, net	(2.3)	(1.2)

Net cash used in investing activities	(150.3)	(307.7)

Financing:
Policyholder fund deposits	341.2	251.2
Policyholder fund withdrawals	(257.8)	(180.5)
Short-term debt	(0.1)	—
Issuance of common stock, net	—	(0.1)
Repurchase of common stock	(11.8)	(8.0)

Net cash provided by financing activities	71.5	62.6

Increase (decrease) in cash and cash equivalents	37.4	(137.8)
Cash and cash equivalents, beginning of period	34.5	206.8

Cash and cash equivalents, end of period	$71.9	$69.0

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$20.6	$31.7
Income taxes	3.1	15.3

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.    ORGANIZATION, PRINCIPLES OF CONSOLIDATION, AND BASIS OF PRESENTATION

We were incorporated under the laws of Oregon as a parent holding company in 1998 and completed our initial public offering of our common stock on April 21, 1999. We conduct business through our subsidiaries, including Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc (“StanCorp Investment Advisers”). We are headquartered in Portland, Oregon and through our subsidiaries have the authority to underwrite insurance products in all 50 states.

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

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, and model portfolios to our retirement plan clients and subsidiaries of StanCorp. It also provides investment management services to third parties.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain 2003 amounts have been reclassified to conform with the current presentation.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2004, and for the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003. Interim results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. This report should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2004	2003
Net income (in millions)	$43.6	$32.2

Basic weighted-average common shares outstanding	29,170,374	28,934,602
Stock options	274,247	215,131
Restricted stock	93,306	72,995

Diluted weighted-average common shares outstanding	29,537,927	29,222,728

Net income per diluted common share	$1.48	$1.10

3.    STOCK-BASED COMPENSATION

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting (“SFAS”) No. 123, Accounting for Stock-Based Compensation prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from one to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and prior years is less than that which would have been recognized if the fair value based method had been applied to all awards since the first options were granted in 1999. The following table sets forth the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(In millions—except share data)
Net income, as reported	$43.6	$32.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.6	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(0.7)

Pro forma net income	$43.3	$31.7

Net income per share:
Basic—as reported	$1.49	$1.11
Basic—pro forma	1.48	1.10
Diluted—as reported	1.48	1.10
Diluted—pro forma	1.47	1.08

For purposes of determining the pro forma expense, the fair value of each option was estimated using the Black-Scholes option pricing model as of the grant date, with the following assumptions for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Dividend yield	1.27%	0.74%
Expected stock price volatility	30.6	33.1
Risk-free interest rate	3.8	3.4
Expected option lives	5.3 years	6.5 years

4.    SEGMENTS

We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans. Evaluation of performance and resource allocation are done at the segment level. The Employee Benefits segment sells group disability and life insurance, group dental insurance, and AD&D insurance. The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. The Retirement Plans segment sells full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium-sized employers.

Amounts reported as “Other” primarily include net capital gains and losses on investments, return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on senior notes and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp Mortgage Investors, our commercial mortgage lending business and StanCorp Investment Advisers, our registered investment adviser.

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended March 31, 2004:
Revenues:
Premiums	$378.0	$22.4	$6.3	$—	$406.7
Other revenues(1)	63.8	28.0	14.3	11.7	117.8

Total revenues	441.8	50.4	20.6	11.7	524.5

Benefits and expenses:
Benefits to policyholders(2)	301.3	26.8	9.6	—	337.7
Operating and other expenses(3)	90.4	12.4	9.3	7.5	119.6

Total benefits and expenses	391.7	39.2	18.9	7.5	457.3

Income before income taxes	$50.1	$11.2	$1.7	$4.2	$67.2

Total assets	$4,456.7	$2,812.9	$2,846.5	$332.7	$10,448.8

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended March 31, 2003:
Revenues:
Premiums	$375.9	$20.3	$5.1	$—	$401.3
Other revenues(1)	63.1	27.2	14.2	2.9	107.4

Total revenues	439.0	47.5	19.3	2.9	508.7

Benefits and expenses:
Benefits to policyholders(2)	305.5	26.9	10.4	—	342.8
Operating and other expenses(3)	88.9	12.2	8.2	7.1	116.4

Total benefits and expenses	394.4	39.1	18.6	7.1	459.2

Income before income taxes	$44.6	$8.4	$0.7	$(4.2)	$49.5

Total assets	$4,244.2	$2,540.6	$1,965.1	$234.1	$8,984.0

(1)	Includes net investment income, net capital gains (losses), and other sources of revenue.
(2)	Includes benefits to policyholders and interest credited.
(3)	Includes operating expenses, commissions and bonuses, premium taxes, interest expense, and the net change in deferred acquisition costs and value of business acquired.

5.    RETIREMENT BENEFITS

The Company has two non-contributory defined benefit pension plans: the home office pension plan and the field personnel pension plan. The pension plans provide benefits based on years of service and final average pay. During 2003, several amendments were made to the home office plan. These included limiting future participation in the plan and reducing future benefit accruals by increasing the integration level, and no longer accruing cost of living adjustments.

In addition, the Company also has a postretirement benefit plan, which includes medical, prescription drug benefits, and group term life insurance. Participants are required to contribute specified amounts, which are determined periodically, and are based on participants’ employment status and service. During 2003, the cost sharing between the Company and participants was changed for participants retiring after December 31, 2003.

The following table sets forth the components of net periodic benefit costs for the pension benefits and postretirement benefits for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$1.5	$1.3	$0.4	$0.5
Interest cost	2.5	2.3	0.4	0.5
Expected return on plan assets	(2.8)	(2.3)	(0.2)	(0.2)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	—
Amortization of transition assets	(0.1)	(0.1)	—	—
Amortization of net loss	0.2	0.2	0.1	0.1

Net periodic benefit costs	$1.2	$1.3	$0.6	$0.9

As previously disclosed in the financial statements for the year ended December 31, 2003, the Company does not anticipate that it will be required to contribute to its defined benefit pension plan in 2004 but is expected to contribute $0.8 million to its postretirement benefit plan in 2004. As of March 31, 2004, the Company has contributed approximately $0.2 million to fund the postretirement benefit plan.

Substantially all full-time employees are covered by the deferred compensation plan under which a portion of the employee contribution is matched. Effective January 1, 2004, Standard increased the company match to include 100% of the first 3% and 50% of the next 2% of eligible compensation for participants who have at least one year of service. In addition, employees hired as of January 1, 2003 are automatically enrolled in a new 401 (k) retirement savings plan. Contributions to the new plan are made to the existing deferred compensation plan and are intended as a substitute for Standard’s defined benefit plan for employees hired on or after January 1, 2003. Standard’s contributions to the plan were $1.7 million and $1.1 million for the first quarters of 2004 and 2003, respectively.

Eligible executive officers are covered by a non-qualified defined benefit plan, which is currently unfunded. The accrued benefit cost was $9.4 million and $8.5 million for the quarters ended March 31, 2004 and 2003, respectively. Expenses related to the non-qualified defined benefit plan were $0.3 million and $0.4 million in the first quarters of 2004 and 2003, respectively.

6.    CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of March 31, 2004. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

We currently have two unsecured credit agreements for $75 million each, with credit availability totaling $150 million. Both agreements expire on June 28, 2004. Under the credit agreements, we are subject to customary covenants, which take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. At March 31, 2004, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. Standard, our largest operating insurance subsidiary, is a guarantor for the total amount of both credit agreements. In addition, StanCorp Mortgage Investors also guarantees up to $25 million on each line of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

7.    STATUTORY ACCOUNTING AND REGULATORY MATTERS

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the same amount from StanCorp and issued a $200 million subordinated surplus note. Both transactions eliminate in consolidation. The surplus note matures in August 2018 and bears an interest rate of 6.44% per annum. The form of the surplus note complies with the requirements of the National Association of Insurance Commissioners (“NAIC”) with respect to surplus notes, including provisions requiring the approval of the Oregon Insurance Division for any payments of principal or interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders and trade creditors. During the first quarter of 2004, Standard repaid $50.0 million of principal on its intercompany surplus note to StanCorp and paid $6.4 million in accrued interest.

8.    ACCOUNTING PRONOUNCEMENTS

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. This SOP requires, among other things, an insurance enterprise to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements not meeting the criteria of the SOP, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits or margins to determine the cumulative effect of a change in accounting principle from adopting this SOP. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. This SOP does not have a material effect on the Company’s business, financial position, results of operations or cash flows.

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

Our filings with the Securities and Exchange Commission (“SEC”) include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports. Access to all filed reports are available free of charge on our website at www.stancorpfinancial.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Executive Summary

Financial Results Overview

Our financial results for the first quarter of 2004 were favorable. Net income for the first quarter of 2004 was $1.48 per diluted share, compared to $1.10 per diluted share for the first quarter of 2003. Significant factors affecting our financial performance during the first quarter of 2004 included:

•	Continued slow growth in new sales and premiums in the Employee Benefits segment. New sales and premiums in this segment continued to be hampered by current economic conditions, including slow job growth and the impact of medical cost inflation on employer budgets, and the impact of interest rates on pricing.

•	Favorable claims experience from both the Employee Benefits and Individual Insurance segments.

•	A $9 million reserve established as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer.

•	Strong growth in assets under management in the retirement plans and individual annuities businesses.

Outlook for 2004

The Company’s premium growth target range for 2004 is 6.5% to 8%. First quarter 2004 premium growth was below the target range and Employee Benefits sales were down relative to the first quarter of 2003. Given first quarter 2004 premium and sales growth, achieving the premium growth target range for 2004 will be challenging. At this time, we are affirming the target range of 6.5% to 8%, but we will monitor the trend of premium and new sales growth closely. We assume economic conditions for employers will improve for 2005 and therefore premium growth will return to our long term target range of 10% to 12%.

Consolidated Results of Operations

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended March 31, 2004:
Revenues:
Premiums	$378.0	$22.4	$6.3	$—	$406.7
Net investment income	62.3	27.9	14.3	7.2	111.7
Net capital gains	—	—	—	4.5	4.5
Other	1.5	0.1	—	—	1.6

Total revenues	441.8	50.4	20.6	11.7	524.5

Benefits and expenses:
Benefits to policyholders	300.2	17.6	1.6	—	319.4
Interest credited	1.1	9.2	8.0	—	18.3
Operating expenses	55.2	7.1	7.3	3.1	72.7
Commissions and bonuses	26.0	8.7	3.3	—	38.0
Premium taxes	6.7	0.5	—	—	7.2
Interest expense	—	—	—	4.4	4.4
Net decrease (increase) in deferred acquisition costs and value of business acquired	2.5	(3.9)	(1.3)	—	(2.7)

Total benefits and expenses	391.7	39.2	18.9	7.5	457.3

Income before income taxes	$50.1	$11.2	$1.7	$4.2	$67.2

Total assets	$4,456.7	$2,812.9	$2,846.5	$332.7	$10,448.8

Total reserves, other policyholder funds and separate account	$3,211.6	$2,392.9	$2,760.2	$—	$8,364.7

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended March 31, 2003:
Revenues:
Premiums	$375.9	$20.3	$5.1	$—	$401.3
Net investment income	61.7	27.2	14.2	4.0	107.1
Net capital losses	—	—	—	(1.1)	(1.1)
Other	1.4	—	—	—	1.4

Total revenues	439.0	47.5	19.3	2.9	508.7

Benefits and expenses:
Benefits to policyholders	304.3	17.8	2.1	—	324.2
Interest credited	1.2	9.1	8.3	—	18.6
Operating expenses	55.1	6.4	6.8	2.7	71.0
Commissions and bonuses	25.5	7.5	2.5	—	35.5
Premium taxes	6.5	0.2	—	—	6.7
Interest expense	—	—	—	4.4	4.4
Net decrease (increase) in deferred acquisition costs and value of business acquired	1.8	(1.9)	(1.1)	—	(1.2)

Total benefits and expenses	394.4	39.1	18.6	7.1	459.2

Income (loss) before income taxes	$44.6	$8.4	$0.7	$(4.2)	$49.5

Total assets	$4,244.2	$2,540.6	$1,965.1	$234.1	$8,984.0

Total reserves, other policyholder funds and separate account	$3,014.9	$2,253.7	$1,892.2	$—	$7,160.8

Revenues

Total revenues increased $15.8 million, or 3.1%, in the first quarter of 2004 compared to the first quarter of 2003. Revenues consist primarily of premiums, net investment income, and net capital gains and losses.

Premiums

The following table sets forth premiums by segment for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Employee Benefits segment:
Life and AD&D(1)	$149.2	$150.0
Long term disability	174.9	175.0
Short term disability	42.0	40.6
Other	16.3	16.5
ERRs(2)	(4.4)	(6.2)

Total	378.0	375.9

Individual Insurance segment:
Annuities	0.2	0.1
Disability	22.2	20.2

Total	22.4	20.3

Retirement Plans segment:
Premiums	6.3	5.1

Total premiums	$406.7	$401.3

(1)	Group life and accidental death and dismemberment.
(2)	Experience rated refunds (“ERRs”) represent refunds on certain large group insurance contracts.

The following table sets forth Employee Benefits sales (annualized new premiums) for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Life and AD&D	$12.0	$16.1
Long term disability	14.3	16.9
Short term disability	4.0	9.4
Other	2.4	4.5

Total	$32.7	$46.9

Sales and premium growth in our Employee Benefits segment have been affected by current economic conditions, including slow job growth and the impact of medical cost inflation on employer budgets, that have made employers cautious and more price conscious when purchasing benefits for employees. The impact of falling interest rates during 2002 and 2003 has made our products more expensive at the same time that rising medical costs have squeezed employer budgets for benefits. One of the key components of our pricing decisions for our insurance products is the investment return available to us. In periods of decreasing interest rates, the returns available to us from our primary investments, fixed maturity securities and commercial mortgage loans, decline. This requires us to increase the price of some of our products in order to maintain our targeted returns. While we believe our products provide superior value to our customers, a significant price difference between our products and those of some of our competitors may result in periods of declining new sales, reduced customer retention, slower premium growth, and increased sales force attrition.

We are currently evaluating our pricing strategies in each region of the country. If we decide to make pricing changes, it will be to maximize our opportunity to compete in each market we serve on the cases we want to write. We will focus on the most effective ways to increase sales and in all cases we will seek to maintain appropriate pricing discipline. We will continue to add to our sales force on an opportunistic basis. However, we will emphasize providing the essential resources necessary to support production levels of our current representatives rather than targeting specific sales representative counts or additions.

Premium growth in the Employee Benefits segment (excluding ERRs) was $0.3 million, or 0.1%, for the first quarter of 2004 compared to the first quarter of 2003. The low premium growth reflects reduced sales that continue to be hampered by current economic conditions and pricing considerations as discussed above. Given first quarter 2004 premium and sales growth, achieving the consolidated premium growth target range for 2004 may be challenging. At this time, we are affirming the target range of 6.5% to 8%, but will monitor it closely. Our premium growth target range for 2005 and future years is 10% to 12% growth per year.

The following table sets forth Individual Insurance sales for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Sales (annuity deposits)	$54.5	$29.8
Sales (annualized new disability premiums)	4.0	2.9

Total	$58.5	$32.7

Premium growth in our Individual Insurance segment was $2.1 million, or 10.3%, for the first quarter of 2004 compared to the first quarter of 2003. Increases in both sales and premiums in the first quarter of 2004, for both individual disability insurance and individual fixed-rate annuities, resulted from an expansion of distribution channels in recent years and the continuation of a national marketing agreement for individual disability products. The premiums for this segment included a $0.4 million and $1.4 million premium reduction for the three months ended March 31, 2004 and 2003, respectively, related to an experience rated reinsurance agreement covering individual disability policies related to the block of business assumed from Minnesota Life Insurance Company (“Minnesota Life”) in 2000. Annuity deposits increased $24.7 million, or 82.9%, for the first quarter of 2004 compared to the first quarter of 2003. Annuity deposits are recorded as a liability and therefore not reflected as premiums. Annuity deposits earn investment income, a portion of which is credited to the policyholders.

Premiums for the Retirement Plans segment include plan administration fees, fees based on average market values of assets under management, and premiums for life contingent annuities sold, the last of which can vary significantly from period to period. Premium growth was $1.2 million, or 23.5%, for the first quarter of 2004 compared to the first quarter of 2003. Fees based on the average daily market values of assets increased 30.0% in the first quarter of 2004 compared to the first quarter of 2003.

The following table sets forth assets under management for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Assets under management:
General account	$913.0	$827.6
Separate account	1,847.2	1,064.6

Total	$2,760.2	$1,892.2

At March 31, 2004, assets under management for this segment totaled $2.76 billion, compared to $1.89 billion at March 31, 2003, representing a 45.9% increase. Increased average assets under management resulted primarily from strong customer retention, new sales growth and rising equity market values. In recent years, we have lost less than 4% annually of our average assets due to plan terminations. At December 31, 2003, assets under management for this segment totaled $2.58 billion. The increase in assets under management for the first quarter of 2004 consisted of net deposits of approximately $130 million and net return on investments of approximately $50 million.

Net Investment Income

Net investment income for the first quarter of 2004 increased $4.6 million, or 4.3%, compared to the first quarter of 2003. Net investment income is primarily affected by changes in levels of invested assets and interest rates. Average invested assets for the first quarter of 2004 were $7.03 billion, an increase of 10.5% compared to the first quarter of 2003. Average invested assets increased in all segments for the comparable periods. The portfolio yield for fixed maturity securities decreased to 5.81% at March 31, 2004, from 6.09% at March 31, 2003. The portfolio yield for commercial mortgage loans decreased to 7.18% at March 31, 2004, from 7.82% at March 31, 2003. Both decreases in our portfolio yields are consistent with changes in the overall interest rate environment.

Strong commercial mortgage loan prepayment fee revenue also positively affected net investment income. Commercial mortgage loan prepayment fees were $2.9 million and $2.7 million for the first quarters of 2004 and 2003, respectively, and $17.0 million for the full year in 2003. We anticipate that refinancing activity will slow in 2004 below the levels we experienced in 2003 and therefore, expect lower prepayment fees in 2004 compared to 2003.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets, neither of which is likely to occur in regular patterns. While impairments are generally not controllable, management does have significant discretion over the timing of sales of invested assets. Net capital gains were $4.5 million for the first quarter of 2004 compared to net capital losses of $1.1 million for the first quarter of 2003. Net capital gains for the first quarter of 2004 included gains from the sales of fixed maturity securities and real estate investments. The first quarter of 2003 included $2.6 million of impairments on fixed maturity securities.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders, including interest credited, decreased $5.1 million, or 1.5% in the first quarter of 2004 compared to the first quarter of 2003. We had very favorable claims experience in the first quarter of 2004 for both the Employee Benefits segment and the Individual Insurance segment. Claims results can be volatile when measured on a quarterly basis and can exceed or be below our expected benefit ratios (the ratio of policyholder benefits to premiums). The following table sets forth benefit ratios for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Employee Benefits(1)	79.7%	81.3%
Individual Insurance(2)	78.6	87.7

(1)	Calculated as a percentage of total premiums and includes interest credited.
(2)	Calculated as a percentage of premiums.

The Employee Benefits segment had favorable claim incidence and duration. The financial results for the Employee Benefits segment were also affected by two additional factors in the first quarter of 2004. We established $9 million in reserves related to a pricing miscalculation on long term disability contracts for one customer. The contracts for the customer included three-year rate guarantees, and we believe the reserves are adequate to cover deficiencies reasonably anticipated in the three-year period. The inadequate pricing was due to the failure to follow our established review procedures and we have taken appropriate actions to address this matter.

Excluding the $9 million reserve, the benefit ratio for the Employee Benefits Insurance segment would have been 77.3% for the first quarter of 2004. The expected benefit ratio range for this segment is 81% to 83%. Also, we have continued to experience favorable and sustained claims recovery patterns in our long term disability insurance and as a result, released $3 million of reserves in the first quarter of 2004. If the favorable recovery patterns continue, we may release approximately $9 million more in similar reserves during 2004. Generally, the overall adequacy of our long term disability reserves is considered on an aggregate basis including both interest margin and morbidity adequacy together. The favorable claims recovery patterns in both our reported and our incurred but not reported reserves are a good indicator of the morbidity adequacy in our long term disability reserves.

In the Employee Benefits segment, our discount rate for new reserves established during the quarter was 5.20%, unchanged from the fourth quarter of 2003. Our new money investment rate of approximately 5.25% for the quarter was lower than in the fourth quarter of 2003. However, considering the increase in intermediate term interest rates late in the quarter and subsequent to quarter end, and the adequacy of the margin between our discount rate and average new money investment rate over twelve months, no adjustment to the current quarter reserve discount rate or product pricing was deemed necessary. Compared to December 31, 2003, intermediate rates were down approximately 40 basis points at the end of the first quarter of 2004 and currently have recovered to almost 15 basis points above year end rates. Our overall portfolio margin on in force claim reserves remains roughly the same as at December 31, 2003 at approximately 40 basis points, including the block of business assumed from Teachers Insurance and Annuity Association of America (“TIAA”).

The expected benefit ratio range for the Individual Insurance segment is 80% to 95%. The benefit ratio for this segment was 78.6% for the first quarter of 2004 compared to 87.7% for the first quarter of 2003. The more favorable experience in the first quarter of 2004 was primarily due to more claim terminations than expected, a pattern we do not believe will continue. Generally, we expect the benefit ratio to decline from year to year as the growth in business changes the revenue mix between net investment income and premiums. The expected decrease from year to year in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the segment.

Operating Expenses

Operating expenses increased $1.7 million, or 2.4% in the first quarter of 2004 compared to the first quarter of 2003.

The following table sets forth relevant operating expense ratios by segment for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Employee Benefits (% of total premiums)	14.6%	14.7%
Individual Insurance (% of revenues)	14.1	13.5
Retirement Plans (% of average assets under management)	1.1	1.5

Operating expenses in the Employee Benefits segment were relatively flat. Operating expenses in the first quarter of 2003 for the Employee Benefits segment included $5.9 million of transitional administrative fees related to the TIAA block of business assumed in 2002. The TIAA transition was completed during the second quarter of 2003. During the first quarter of 2004, we invested $2.7 million, as planned, in our customer service and product delivery systems. We anticipate expensing approximately $13 million during 2004 for these technology advancements.

Individual Insurance segment operating expenses increased $0.7 million in the first quarter of 2004 compared to the first quarter of 2003 primarily to support business growth as evidenced by increased sales of annuity deposits. The increase in the operating expense ratio for the first quarter of 2004 compared to the first quarter of 2003 was partially offset by premium reductions of $0.4 million and $1.4 million, respectively, from reinsurance agreements as discussed in the revenue section above.

Results of Other Businesses

Other businesses include StanCorp Mortgage Investors, which contributed income before income taxes of $1.7 million and $2.5 million for the first quarters of 2004 and 2003, respectively, before intercompany eliminations. Supporting both internal and external investor demand, StanCorp Mortgage Investors originated $176.8 million of commercial mortgage loans in the first quarter of 2004, a 14.7% decrease over the first quarter of 2003. The level of originations will vary by quarter depending on market conditions, including interest rates, available spreads and borrower demand. Commercial mortgage loan commitments in the second quarter of 2004 have increased from first quarter levels and we expect that originations in 2004 will exceed the level achieved in 2003. As of March 31, 2004, StanCorp Mortgage Investors was servicing $2.38 billion in commercial mortgage loans for subsidiaries of StanCorp and $677.8 million for other institutional investors.

Liquidity and Capital Resources

Asset/Liability Matching and Interest Rate Risk Management

It is management’s objective to align generally the cash flow characteristics of assets and liabilities to ensure that the Company’s financial obligations can be met under a wide variety of economic conditions. In meeting this objective, management may from time to time choose to liquidate certain investments and reinvest in alternate investments to better match the cash flow characteristics of assets to liabilities. See “—Investing Cash Flows.”

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at March 31, 2004 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets actually held.

There have been no material changes to the duration of our invested assets and liabilities since those reported at December 31, 2003. Our investments are either generally not callable or have prepayment penalties. As a percentage of our fixed maturity investments, callable bonds were 1.88% at March 31, 2004.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non cash items and accruals primarily related to net realized capital gains and losses, deferred income taxes, changes in reserves, and changes in other assets and liabilities. Net cash provided by operating activities was $116.2 million and $107.3 million for the first quarters of 2004 and 2003, respectively.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated. Net cash used in investing activities was $150.3 million and $307.7 million for the first quarters of 2004 and 2003, respectively. Net cash used in investing activities in the first quarter of 2003 included commercial mortgage loan originations of $207.2 million and reflected continued investment in fixed maturity securities of the proceeds from both the TIAA business assumed and the initial public debt offering completed in 2002.

We target our investment portfolio to be approximately 60% fixed maturity securities and 40% commercial mortgage loans. At March 31, 2004, our portfolio consisted of 65.7% fixed maturity securities and 33.1% commercial mortgage loans, with the remainder in real estate. Currently the ratio differs from our target ratio due to investing the proceeds from the block of business assumed from TIAA in 2002 in fixed maturity securities. As we originate new commercial mortgage loans we expect to return to our targeted investment ratio over time. We anticipate commercial mortgage loan activity during 2004 will allow us to achieve a year end investment portfolio ratio of approximately 62% fixed maturity securities and 38% commercial mortgage loans, and return to our target levels in following years.

Our fixed maturity securities totaled $4.71 billion at March 31, 2004. We believe that we maintain prudent diversification across industries, issuers, and maturities. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) as of March 31, 2004. The percentage of fixed maturity securities below investment-grade was well below industry averages at 3.4% and 3.2% at March 31, 2004 and 2003, respectively.

At March 31, 2004, our fixed maturity securities portfolio had gross unrealized capital gains of $348.6 million and gross unrealized capital losses of $2.5 million. Unrealized losses primarily result from holding fixed maturity securities at interest rates lower than those currently available.

At March 31, 2004, commercial mortgage loans in our investment portfolio totaled $2.38 billion. Collateralized properties in the commercial mortgage loan portfolio included the following at March 31, 2004:

•	49.7% retail properties;

•	21.8% industrial properties;

•	20.6% office properties; and

•	7.9% commercial, apartment, and agricultural properties.

The average loan to value ratio of the overall portfolio was 59% at March 31, 2004, and the average loan size was approximately $0.8 million. The Company receives personal recourse on almost all loans. At March 31, 2004, there were two loans totaling $2.1 million that were more than sixty days delinquent and in the process of foreclosure. We had a net balance of restructured loans of $2.2 million at March 31, 2004, and a commercial mortgage loan loss reserve of $2.2 million. The delinquency and loss performance of our commercial mortgage loan portfolio have been consistently better than industry averages as reported by the American Council of Life Insurers. We currently have a portfolio of over 3,000 commercial mortgage loans. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At March 31, 2004, our commercial mortgage loan portfolio was collateralized regionally as follows:

•	52.9% Western region;

•	22.9% Central region; and

•	24.2% Eastern region.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2004, the Company had outstanding commitments to fund commercial mortgage loans with interest rates ranging from 4.625% to 7.0%, totaling $168.0 million. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $71.5 million for the first quarter of 2004 compared to $62.6 million for the first quarter 2003. The increase in policyholder fund deposits net of withdrawals for the first quarter of 2004 primarily reflects higher individual annuity sales in the Individual Insurance segment and higher deposits into the Retirement Plans segment general account assets, both of which reflected continued consumer interest in fixed-income investments during that time period.

We currently have two unsecured credit agreements for $75 million each, with credit availability totaling $150 million. Both agreements expire on June 28, 2004. We expect to renew these lines or obtain satisfactory substitution prior to the expiration date. At March 31, 2004, we were in compliance with all covenants under the credit agreements and have no outstanding balance on the lines of credit. Standard, our largest operating insurance subsidiary, is a guarantor for the total amount of both credit agreements. In addition, StanCorp Mortgage Investors also guarantees up to $25 million on each line of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide debt ratings on our senior notes. As of April 2004, ratings from these agencies were BBB+, Baa1, A-, and bbb+, respectively.

Our current ratings allow up to a 25% debt to total capitalization ratio. We had a debt to total capitalization ratio of 18.8% and 20.1% at March 31, 2004 and 2003, respectively. Our ratio of earnings to fixed charges, including interest credited, for the three months ended March 31, 2004 and 2003, was 3.8x and 3.1x, respectively.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 265% to 275% of the minimum company action level of Risk-Based Capital (“RBC”) required by regulators to avoid remedial action by our insurance subsidiaries (this equates to 530% to 550% of the authorized control level RBC by our states of domicile), plus an amount approximating 5% of consolidated equity excluding accumulated other comprehensive income. The primary reason we maintain capital above targeted levels is to provide timing flexibility around accessing capital markets in order to finance growth or acquisitions. We will continue to maintain our three priorities, in the following order, for excess capital:

•	fund internal growth,

•	fund acquisitions that are consistent with our mission and meet our return objectives, and

•	provide a return to shareholders, via share repurchases and dividends.

The level of excess capital we generate varies in relation to our level of premium growth. At higher levels of premium growth, we incur higher policy acquisition costs and therefore generate less excess capital (at very high levels of premium growth, we generate the need for capital infusions). At lower levels of premium growth, we therefore generate more excess capital given lower policy acquisition costs.

Recently, with premium growth at levels lower than our long-term objective, we have accumulated additional excess capital. Our total excess capital at March 31, 2004 approximated $190 million, of which we seek to maintain approximately 5% of consolidated equity excluding accumulated other comprehensive income, or $60 million, for future growth. In addition, this excess capital will be used for holding company expenses approximating $50 million annually. If not utilized, the remaining excess of capital would reduce return on average equity for 2004, as the rate of return we would earn on the related investments would be less than we would expect to achieve if invested in businesses meeting our return objectives.

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

In August 2003, Standard made an extraordinary distribution to StanCorp of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the same amount from StanCorp and issued a $200 million subordinated surplus note. Both transactions eliminate in consolidation. The extraordinary distribution is a reduction of the paid-in capital that was recorded in connection with StanCorp’s contribution to Standard in 2002. The contribution was used to fund the reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. The surplus note matures in August 2018 and bears an interest rate of 6.44% per annum. The form of the surplus note complies with the requirements of the National Association of Insurance Commissioners (“NAIC”) with respect to surplus notes, including provisions requiring the approval of the Oregon Department for any repayments of principal or payments of interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders and trade creditors.

Standard’s board of directors has approved distributions to StanCorp in 2004 to pay accrued interest and to make partial repayment of principal on the intercompany surplus note. The current amount approved by the board of directors, based on excess capital at December 31, 2003, is up to $155 million. During the first quarter of 2004, Standard distributed approximately $56 million to StanCorp to pay interest and principal on the surplus note. The outstanding balance on the surplus note was $150 million at March 31, 2004. While the surplus note is outstanding, any distributions from Standard to StanCorp will be applied to the interest and outstanding principal on the surplus note. Based on Standard’s capital adequacy, we anticipate that Standard may be able to distribute an additional amount up to approximately $100 million to StanCorp in 2004, depending on StanCorp’s capital needs.

To support continued growth in The Standard Life Insurance Company of New York and meet our targeted capital level, we anticipate that StanCorp will contribute up to $10 million in capital to The Standard Life Insurance Company of New York during 2004. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp. StanCorp Mortgage Investors paid dividends of $13.2 million to StanCorp in 2003.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and potential growth opportunities. During the first quarter of 2004, we repurchased 181,100 shares of common stock at a total cost of $11.8 million for a volume weighted-average price of $65.03 per common share. At March 31, 2004, approximately 1.3 million shares were remaining under the currently authorized share repurchase program, which expires December 31, 2005.

Statutory Financial Accounting

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Practices set forth in publications of the NAIC. Statutory net gains from insurance operations before federal income taxes were $62.6 million and $41.5 million for the first quarters of 2004 and 2003, respectively. Capital and surplus, including asset valuation reserve, was $922.9 million and $803.8 million at March 31, 2004 and 2003, respectively.

Financial Strength Ratings

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market products. Rating organizations regularly review the financial performance and condition of insurance companies, including ours. In addition, debt ratings on our senior notes are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, adversely affect our ability to market our products, and also could increase future debt costs. Financial strength ratings are based primarily on statutory financial information. Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide assessments of our overall financial position.

Standard’s financial strength ratings as of April 2004 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings

•	A1 (Good) by Moody’s—5th of 16 ratings

•	A (Excellent) by A.M. Best—3rd of 13 ratings

•	AA- (Very Strong) by Fitch—4th of 16 ratings

In January 2004, Standard & Poor’s reaffirmed our debt and financial strength ratings, and raised its outlook on our ratings from stable to positive.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2002, through March 31, 2004, aggregated $0.2 million. At March 31, 2004, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6, Contingencies and Commitments.”

New and Adopted Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8, Accounting Pronouncements.”

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, deferred acquisition costs and value of business acquired, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition. Please refer to our discussion of critical accounting policies in our Form 10-K for the year ended December 31, 2003.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	adequacy of reserves established for future policy benefits;

•	claims experience and deterioration in morbidity, mortality and persistency;

•	events of terrorism, natural disasters, or other catastrophic events;

•	availability and adequacy of reinsurance and catastrophe reinsurance coverage and potential charges incurred;

•	changes in interest rates or the condition of the economy;

•	the impact of rising medical costs on employer budgets for employee benefits;

•	integration and performance of business assumed through reinsurance;

•	concentration of commercial mortgage loan assets collateralized in California;

•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;

•	competition from other insurers and financial services companies;

•	declines in financial strength ratings;

•	changes in the regulatory environment at the state or federal level;

•	adverse findings in litigation or other legal proceedings;

•	receipt of dividends from or contributions to our subsidiaries;

•	adequacy of the diversification of risk by industry, geography and customer size;

•	adequacy of matching between assets and liabilities;

•	achievement of financial objectives, including growth of premiums, earnings, assets under management including performance of equities in the separate account, return on equity, or expense management objectives;

•	ability to attract and retain employee sales representatives and managers; and

•	concentration of risk inherent in group life products.

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

There have been no material changes in market risks faced by the Company since those reported at December 31, 2003, in the Company’s Annual Report on Form 10-K.

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

PART II.    OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 2:	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)    The following table sets forth share purchases made, for the periods indicated.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1-31, 2004	—	$—	—	—
February 1-29, 2004	13,200	65.83	13,200	1,486,800
March 1-31, 2004	167,900	64.96	167,900	1,318,900

Total	181,100	$65.03	181,100

Our previous share repurchase program, authorizing the repurchase of 1.6 million shares of common stock on September 22, 2001, expired December 31, 2003 with 220,401 remaining shares available.

On February 9, 2004, the board of directors authorized the repurchase of 1.5 million shares of common stock under a new share repurchase program. The program expires on December 31, 2005.

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

Current report on Form 8-K filed with the SEC on April 22, 2004 (responding to Items 7 and 12 on Form 8-K)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2004	By:	/s/ ERIC E. PARSONS

Eric E. Parsons President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2004	By:	/s/ CINDY J. MCPIKE

Cindy J. McPike Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith