Form 10-Q
period 2004-06-30
STANCORP FINANCIAL GROUP INC
filed 2004-08-05
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 29, 2004, there were 28,399,253 shares of the Registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Premiums	$409.5	$406.0	$816.2	$807.3
Net investment income	112.6	109.5	224.3	216.6
Net capital gains	1.6	3.7	6.1	2.6
Other	1.8	1.7	3.4	3.1

Total revenues	525.5	520.9	1,050.0	1,029.6

Benefits and expenses:
Benefits to policyholders	312.8	333.0	632.2	657.2
Interest credited	19.4	19.2	37.7	37.8
Operating expenses	72.5	67.7	145.2	138.7
Commissions and bonuses	37.4	36.5	75.4	72.0
Premium taxes	7.3	5.0	14.5	11.7
Interest expense	4.3	4.4	8.7	8.8
Net increase in deferred acquisition costs and value of business acquired	(3.5)	(2.2)	(6.2)	(3.4)

Total benefits and expenses	450.2	463.6	907.5	922.8

Income before income taxes	75.3	57.3	142.5	106.8
Income taxes	22.8	20.1	46.4	37.4

Net income	52.5	37.2	96.1	69.4

Other comprehensive income (loss), net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	(134.8)	78.8	(76.0)	99.9
Reclassification adjustment for net capital (gains) losses included in net income, net	(2.6)	0.7	(5.3)	0.1

Total	(137.4)	79.5	(81.3)	100.0

Comprehensive income (loss)	$(84.9)	$116.7	$14.8	$169.4

Net income per common share:
Basic	$1.84	$1.29	$3.33	$2.40
Diluted	1.82	1.27	3.29	2.37
Weighted-average common shares outstanding:
Basic	28,567,118	28,937,380	28,868,743	28,936,001
Diluted	28,850,613	29,230,629	29,197,519	29,227,683

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2004	December 31, 2003
A S S E T S
Investments:
Fixed maturity securities	$4,411.7	$4,524.8
Commercial mortgage loans, net	2,608.2	2,319.8
Real estate, net	79.6	77.2
Policy loans	4.5	4.6

Total investments	7,104.0	6,926.4

Cash and cash equivalents	44.2	34.5
Premiums and other receivables	75.0	73.3
Accrued investment income	82.9	82.8
Amounts recoverable from reinsurers	890.2	871.9
Deferred acquisition costs and value of business acquired, net	208.2	200.7
Property and equipment, net	71.8	71.3
Other assets	52.0	35.1
Separate account assets	1,952.5	1,685.7

Total assets	$10,480.8	$9,981.7

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$4,374.2	$4,294.9
Other policyholder funds	2,269.3	2,100.3
Deferred tax liabilities	100.5	153.7
Short-term debt	49.6	2.7
Long-term debt	273.3	272.0
Other liabilities	195.8	162.9
Separate account liabilities	1,952.5	1,685.7

Total liabilities	9,215.2	8,672.2

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 28,369,769 and 29,300,723 shares issued at June 30, 2004, and December 31, 2003, respectively	614.7	673.4
Accumulated other comprehensive income	79.0	160.3
Retained earnings	571.9	475.8

Total shareholders’ equity	1,265.6	1,309.5

Total liabilities and shareholders’ equity	$10,480.8	$9,981.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2003	29,185,276	$665.3	$147.4	$339.9	$1,152.6
Net income	—	—	—	156.3	156.3
Other comprehensive income, net of tax	—	—	12.9	—	12.9
Common stock:
Repurchased	(185,700)	(9.3)	—	—	(9.3)
Issued to directors	3,081	0.2	—	—	0.2
Issued under employee stock plans, net	298,066	17.2	—	—	17.2
Dividends declared on common stock	—	—	—	(20.4)	(20.4)

Balance, December 31, 2003	29,300,723	673.4	160.3	475.8	1,309.5

Net income	—	—	—	96.1	96.1
Other comprehensive loss, net of tax	—	—	(81.3)	—	(81.3)
Common stock:
Repurchased	(1,063,100)	(66.6)	—	—	(66.6)
Issued to directors	1,555	0.1	—	—	0.1
Issued under employee stock plans, net	130,591	7.8	—	—	7.8

Balance, June 30, 2004	28,369,769	$614.7	$79.0	$571.9	$1,265.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2004	2003
Operating:
Net income	$96.1	$69.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.6	34.4
Deferral of acquisition costs and value of business acquired, net	(27.2)	(21.4)
Deferred income taxes	(7.6)	(8.9)
Changes in other assets and liabilities:
Receivables and accrued income	(20.0)	(19.3)
Future policy benefits and claims	79.3	95.2
Other, net	13.0	8.3

Net cash provided by operating activities	174.2	157.7

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities	315.0	302.5
Commercial mortgage loans	256.1	291.6
Real estate	1.9	3.8
Other investments	—	1.9
Costs of investments acquired or originated:
Fixed maturity securities	(332.9)	(632.9)
Commercial mortgage loans	(548.8)	(433.7)
Real estate	(0.3)	(0.4)
Other investments	(4.3)	—
Property and equipment, net	(6.7)	(3.5)

Net cash used in investing activities	(320.0)	(470.7)

Financing:
Policyholder fund deposits	657.2	537.9
Policyholder fund withdrawals	(488.2)	(426.1)
Short-term debt	46.9	19.9
Long-term debt	1.3	—
Issuance of common stock, net	4.9	2.9
Repurchase of common stock	(66.6)	(8.0)

Net cash provided by financing activities	155.5	126.6

Increase (decrease) in cash and cash equivalents	9.7	(186.4)
Cash and cash equivalents, beginning of period	34.5	206.8

Cash and cash equivalents, end of period	$44.2	$20.4

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$38.3	$49.5
Income taxes	66.8	53.3

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

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2004, and for the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. Interim results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. This report should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (in millions)	$52.5	$37.2	$96.1	$69.4

Basic weighted-average common shares outstanding	28,567,118	28,937,380	28,868,743	28,936,001
Stock options	232,896	235,095	252,913	225,006
Restricted stock	50,599	58,154	75,863	66,676

Diluted weighted-average common shares outstanding	28,850,613	29,230,629	29,197,519	29,227,683

Net income per diluted common share	$1.82	$1.27	$3.29	$2.37

3.    STOCK-BASED COMPENSATION

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from one to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and prior years is less than that which would have been recognized if the fair value based method had been applied to all awards since the first options were granted in 1999. The following table sets forth the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions—except share data)
Net income, as reported	$52.5	$37.2	$96.1	$69.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.6	0.4	1.2	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(1.0)	(1.8)	(1.7)

Pro forma net income	$52.2	$36.6	$95.5	$68.3

Net income per share:
Basic—as reported	$1.84	$1.29	$3.33	$2.40
Basic—pro forma	1.83	1.26	3.31	2.36
Diluted—as reported	1.82	1.27	3.29	2.37
Diluted—pro forma	1.81	1.26	3.27	2.34

For purposes of determining the pro forma expense, the fair value of each option was estimated using the Black-Scholes option pricing model as of the grant date, with the following assumptions for the periods indicated:

	Six Months Ended June 30,
	2004	2003
Dividend yield	1.27%	0.74%
Expected stock price volatility	29.9 - 30.6	32.2 - 33.1
Risk-free interest rate	3.6 - 4.2	3.2 - 3.4
Expected option lives	5.2 - 6.5 years	6.5 years

4.    SEGMENTS

We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans. Resources are allocated and performance is evaluated at the segment level. The Employee Benefits segment sells group disability and life insurance, group dental insurance, and AD&D insurance. The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. The Retirement Plans segment sells full-service 401(k), defined benefit, money purchase, profit sharing and deferred compensation plan products and services to small and medium-sized employers.

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

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended June 30, 2004:
Revenues:
Premiums	$381.1	$22.2	$6.2	$—	$409.5
Other revenues(1)	64.6	27.6	14.8	9.0	116.0

Total revenues	445.7	49.8	21.0	9.0	525.5

Benefits and expenses:
Benefits to policyholders(2)	293.5	29.1	9.6	—	332.2
Operating and other expenses(3)	89.3	12.1	8.9	7.7	118.0

Total benefits and expenses	382.8	41.2	18.5	7.7	450.2

Income before income taxes	$62.9	$8.6	$2.5	$1.3	$75.3

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Six months ended June 30, 2004:
Revenues:
Premiums	$759.1	$44.6	$12.5	$—	$816.2
Other revenues(1)	128.4	55.6	29.1	20.7	233.8

Total revenues	887.5	100.2	41.6	20.7	1,050.0

Benefits and expenses:
Benefits to policyholders(2)	594.8	55.9	19.2	—	669.9
Operating and other expenses(3)	179.7	24.5	18.2	15.2	237.6

Total benefits and expenses	774.5	80.4	37.4	15.2	907.5

Income before income taxes	$113.0	$19.8	$4.2	$5.5	$142.5

Total assets	$4,468.2	$2,795.8	$2,942.4	$274.4	$10,480.8

(1)	Includes net investment income, net capital gains (losses), and other sources of revenue.
(2)	Includes benefits to policyholders and interest credited.
(3)	Includes operating expenses, commissions and bonuses, premium taxes, interest expense, and the net change in deferred acquisition costs and value of business acquired.

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended June 30, 2003:
Revenues:
Premiums	$375.3	$25.0	$5.7	$—	$406.0
Other revenues(1)	63.6	27.4	14.0	9.9	114.9

Total revenues	438.9	52.4	19.7	9.9	520.9

Benefits and expenses:
Benefits to policyholders(2)	312.4	28.9	10.9	—	352.2
Operating and other expenses(3)	84.2	11.9	7.9	7.4	111.4

Total benefits and expenses	396.6	40.8	18.8	7.4	463.6

Income before income taxes	$42.3	$11.6	$0.9	$2.5	$57.3

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Six months ended June 30, 2003:
Revenues:
Premiums	$751.2	$45.3	$10.8	$—	$807.3
Other revenues(1)	126.7	54.6	28.2	12.8	222.3

Total revenues	877.9	99.9	39.0	12.8	1,029.6

Benefits and expenses:
Benefits to policyholders(2)	617.9	55.8	21.3	—	695.0
Operating and other expenses(3)	173.1	24.1	16.1	14.5	227.8

Total benefits and expenses	791.0	79.9	37.4	14.5	922.8

Income (loss) before income taxes	$86.9	$20.0	$1.6	$(1.7)	$106.8

Total assets	$4,420.1	$2,690.2	$2,215.9	$161.0	$9,487.2

(1)	Includes net investment income, net capital gains (losses), and other sources of revenue.
(2)	Includes benefits to policyholders and interest credited.
(3)	Includes operating expenses, commissions and bonuses, premium taxes, interest expense, and the net change in deferred acquisition costs and value of business acquired.

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

In addition, the Company has a postretirement benefit plan that includes medical coverage, prescription drug benefits, and group term life insurance. Participants are required to contribute specified amounts that are determined periodically, and are based on participants’ employment status and service. During 2003, the cost sharing between the Company and participants was changed for participants retiring after December 31, 2003, shifting a greater portion toward participants.

The following table sets forth the components of net periodic benefit costs for the pension benefits and postretirement benefits for the six months ended June 30:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$3.0	$2.6	$0.7	$1.0
Interest cost	5.0	4.4	0.8	1.0
Expected return on plan assets	(5.6)	(4.6)	(0.4)	(0.4)
Amortization of prior service cost	(0.2)	(0.1)	(0.3)	(0.2)
Amortization of transition assets	(0.1)	(0.1)	—	—
Amortization of net loss	0.4	0.4	0.2	0.1

Net periodic benefit costs	$2.5	$2.6	$1.0	$1.5

As previously disclosed in the financial statements for the year ended December 31, 2003, the Company does not anticipate that it will be required to contribute to its defined benefit pension plans in 2004 but expects to contribute $0.8 million to its postretirement benefit plan in 2004. As of June 30, 2004, the Company had contributed approximately $0.4 million to fund the postretirement benefit plan.

All eligible employees are covered by a deferred compensation plan under which a portion of the employee contribution is matched. Effective January 1, 2004, Standard increased the company match to 100% of the first 3% and 50% of the next 2% of eligible compensation for participants who have at least one year of service. In addition, employees hired after January 1, 2003 are eligible for an additional non-elective contribution. Non-elective contributions made to the existing deferred compensation plan are intended as a substitute for Standard’s defined benefit pension plan. Standard’s contributions to the plans were $1.7 million and $2.9 million for the three and six months ended June 30, 2004, respectively, compared to $1.1 million and $1.8 million for the three and six months ended June 30, 2003, respectively.

Eligible executive officers are covered by a non-qualified defined benefit plan that is currently unfunded. The accrued benefit cost was $9.6 million and $9.2 million at June 30, 2004 and December 31, 2003, respectively. Expenses related to the non-qualified defined benefit plan were $0.3 million and $0.7 million for the three and six months ended June 30, 2004, respectively, compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2003, respectively.

6.    CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of June 30, 2004. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

We have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million. Prior to expiration in June 2004, we entered into amendments extending the expiration date of the credit agreements to June 27, 2005. The amended agreements also release Standard and StanCorp Mortgage Investors from guarantees required under the original agreements. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on indebtedness, financial liquidity, and risk-based capital. At June 30, 2004, we were in compliance with all covenants under the credit agreements and had a $49.4 million outstanding balance on the lines of credit. The Company is not required to maintain compensating balances, but pays commitment fees. Interest charged on borrowings is based on either the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing and the amount outstanding on the lines. At December 31, 2003 we had no outstanding borrowings on the previous lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

7.    STATUTORY ACCOUNTING AND REGULATORY MATTERS

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the same amount from StanCorp and issued a $200 million subordinated surplus note. Both transactions eliminate in consolidation. The surplus note matures in August 2018 and bears an interest rate of 6.44% per annum. The form of the surplus note complies with the requirements of the National Association of Insurance Commissioners with respect to surplus notes, including provisions requiring the approval of the Oregon Insurance Division for any repayments of principal or for any payments of interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders, and trade creditors.

Standard’s board of directors has approved distributions to StanCorp in 2004 to pay accrued interest and to make partial repayment of principal on the intercompany surplus note. The current amount approved by the board of directors, based on excess capital at December 31, 2003, is up to $155 million. At June 30, 2004, Standard had distributed a total of approximately $56 million to StanCorp for interest and principal payments on the surplus note. The outstanding principal balance on the surplus note was $150.0 million at June 30, 2004. While the surplus note is outstanding, any distributions from Standard to StanCorp will be applied to the interest and outstanding principal on the surplus note. Based on Standard’s capital adequacy, we anticipate that Standard may be able to distribute an additional amount to StanCorp in 2004 up to the difference between the $155 million approved by the board of directors and the $56 million already distributed, depending on StanCorp’s capital needs and subject to approval from the Oregon Insurance Division.

8.    ACCOUNTING PRONOUNCEMENTS

In May 2004, Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was issued. The FSP addresses the accounting and disclosure requirements resulting from the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) that was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP is effective for the first interim or annual period beginning after June 15, 2004, with early adoption allowed. During the second quarter of 2004, the Company elected early adoption and we estimate that the accumulated postretirement benefit obligation will decrease by $3.0 million as a result of the FSP. Net periodic benefit costs for the remainder of 2004 will decrease by $0.5 million, and the $2.5 million balance will be amortized through net periodic benefit costs in future years.

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

Our filings with the Securities and Exchange Commission (“SEC”) include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports. Access to all filed reports is available free of charge on our website at www.stancorpfinancial.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Executive Summary

Financial Results Overview

Our financial results for the second quarter of 2004 were very strong. Net income per diluted share increased 43.3% to $1.82 for the second quarter of 2004, compared to $1.27 for the second quarter of 2003. Net income for the second quarter of 2004 was $52.5 million compared to $37.2 million for the second quarter of 2003. Significant factors affecting our financial performance during the second quarter of 2004 included:

•	A very favorable benefit ratio (the ratio of benefits to policyholders to premiums) in the Employee Benefits segment primarily due to favorable claims experience and the release of $3 million of reserves as a result of continuing favorable claims recovery patterns.

•	A reduction in federal income tax expense of approximately $4 million, or $0.13 per diluted share, from the resolution of prior years’ tax examinations.

•	Increased commercial mortgage loan originations.

•	Strong growth in assets under management in the retirement plans and individual annuities businesses.

•	Continued slow growth in new sales and premiums in the Employee Benefits segment. New sales and premium growth in this segment continued to be hampered by current economic conditions, including continued pressure on employer budgets from medical coverage cost inflation and slower growth from our existing customers that would normally result from employment and salary growth.

Net income per diluted share increased 38.8% to $3.29 for the six months ended June 30, 2004, compared to $2.37 for the same period in 2003. Net income for the six months ended June 30, 2004 was $96.1 million primarily due to very favorable claims experience and the release of $6 million of reserves as a result of continuing favorable claims recovery patterns in our Employee Benefits segment. Net income for the six months ended June 30, 2004 also included a $9 million reserve established in the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer. Net income for the six months ended June 30, 2003 was $69.4 million.

Outlook for 2004

Significant factors that are likely to influence our financial results for the remainder of 2004 include:

•	At the beginning of 2004, the Company disclosed an annual premium growth target range for 2004 of 6.5% to 8%. Due to current economic conditions, including continued slow job growth and the impact of medical coverage cost inflation on employer budgets, premium growth was 0.7% for the six months ended June 30, 2004. New Employee Benefits sales were also down during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The Company now expects its full year 2004 premium growth is likely to be under 4%. We expect economic conditions for employers will continue to improve and therefore premium growth will return to our long term target range of 10% to 12% for 2005.

•	We had very favorable claims experience in our Employee Benefits segment during the three and six months ended June 30, 2004.

•	If the favorable and sustained claims recovery patterns continue in our long term disability insurance, we may release approximately $6 million more in reserves during 2004.

•	The three and six months ended June 30, 2004 included expenses related to our customer service and product delivery systems of $1.2 million and $3.9 million, respectively. We continue to anticipate expensing approximately $13 million during 2004 for these systems.

•	Commercial mortgage loan prepayment fees were $7.8 million for the six months ended June 30, 2004 compared to $6.1 million for the six months ended June 30, 2003 and $17.0 million for the full year in 2003. Considering the recent rise in interest rates and the increasing portion of our commercial mortgage loan portfolio that has full prepayment penalties, we anticipate that refinancing activity will slow, and therefore prepayment fees will decrease prospectively.

Consolidated Results of Operations

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended June 30, 2004:
Revenues:
Premiums	$381.1	$22.2	$6.2	$—	$409.5
Net investment income	62.9	27.5	14.8	7.4	112.6
Net capital gains	—	—	—	1.6	1.6
Other revenues	1.7	0.1	—	—	1.8

Total revenues	445.7	49.8	21.0	9.0	525.5

Benefits and expenses:
Benefits to policyholders	292.3	18.8	1.7	—	312.8
Interest credited	1.2	10.3	7.9	—	19.4
Operating expenses	54.8	6.9	7.4	3.4	72.5
Commissions and bonuses	26.6	8.0	2.8	—	37.4
Premium taxes	6.7	0.6	—	—	7.3
Interest expense	—	—	—	4.3	4.3
Net decrease (increase) in deferred acquisition costs and value of business acquired	1.2	(3.4)	(1.3)	—	(3.5)

Total benefits and expenses	382.8	41.2	18.5	7.7	450.2

Income before income taxes	$62.9	$8.6	$2.5	$1.3	$75.3

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Six months ended June 30, 2004:
Revenues:
Premiums	$759.1	$44.6	$12.5	$—	$816.2
Net investment income	125.2	55.4	29.1	14.6	224.3
Net capital gains	—	—	—	6.1	6.1
Other revenues	3.2	0.2	—	—	3.4

Total revenues	887.5	100.2	41.6	20.7	1,050.0

Benefits and expenses:
Benefits to policyholders	592.5	36.4	3.3	—	632.2
Interest credited	2.3	19.5	15.9	—	37.7
Operating expenses	110.0	14.0	14.7	6.5	145.2
Commissions and bonuses	52.6	16.7	6.1	—	75.4
Premium taxes	13.4	1.1	—	—	14.5
Interest expense	—	—	—	8.7	8.7
Net decrease (increase) in deferred acquisition costs and value of business acquired	3.7	(7.3)	(2.6)	—	(6.2)

Total benefits and expenses	774.5	80.4	37.4	15.2	907.5

Income before income taxes	$113.0	$19.8	$4.2	$5.5	$142.5

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended June 30, 2003:
Revenues:
Premiums	$375.3	$25.0	$5.7	$—	$406.0
Net investment income	62.0	27.3	14.0	6.2	109.5
Net capital gains	—	—	—	3.7	3.7
Other revenues	1.6	0.1	—	—	1.7

Total revenues	438.9	52.4	19.7	9.9	520.9

Benefits and expenses:
Benefits to policyholders	311.0	19.9	2.1	—	333.0
Interest credited	1.4	9.0	8.8	—	19.2
Operating expenses	51.5	6.4	6.8	3.0	67.7
Commissions and bonuses	26.8	7.4	2.3	—	36.5
Premium taxes	4.9	0.1	—	—	5.0
Interest expense	—	—	—	4.4	4.4
Net decrease (increase) in deferred acquisition costs and value of business acquired	1.0	(2.0)	(1.2)	—	(2.2)

Total benefits and expenses	396.6	40.8	18.8	7.4	463.6

Income before income taxes	$42.3	$11.6	$0.9	$2.5	$57.3

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Six months ended June 30, 2003:
Revenues:
Premiums	$751.2	$45.3	$10.8	$—	$807.3
Net investment income	123.7	54.5	28.2	10.2	216.6
Net capital gains	—	—	—	2.6	2.6
Other revenues	3.0	0.1	—	—	3.1

Total revenues	877.9	99.9	39.0	12.8	1,029.6

Benefits and expenses:
Benefits to policyholders	615.3	37.7	4.2	—	657.2
Interest credited	2.6	18.1	17.1	—	37.8
Operating expenses	106.6	12.8	13.6	5.7	138.7
Commissions and bonuses	52.3	14.9	4.8	—	72.0
Premium taxes	11.4	0.3	—	—	11.7
Interest expense	—	—	—	8.8	8.8
Net decrease (increase) in deferred acquisition costs and value of business acquired	2.8	(3.9)	(2.3)	—	(3.4)

Total benefits and expenses	791.0	79.9	37.4	14.5	922.8

Income (loss) before income taxes	$86.9	$20.0	$1.6	$(1.7)	$106.8

Revenues

Total revenues increased $4.6 million, or 0.9%, for the second quarter of 2004, compared to the second quarter of 2003, and $20.4 million, or 2.0%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Revenues consist primarily of premiums and net investment income.

Premiums and Sales

The following table sets forth premiums and sales for the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Employee Benefits Premiums:
Life and AD&D(1)	$152.1	$151.7	$301.3	$301.7
Long term disability	175.7	173.2	350.6	348.2
Short term disability	42.8	40.3	84.8	80.9
Other	15.6	16.7	31.9	33.2
ERRs(2)	(5.1)	(6.6)	(9.5)	(12.8)

Total premiums	$381.1	$375.3	$759.1	$751.2

Employee Benefits Sales:
Life and AD&D(1)	$12.8	$20.6	$24.8	$36.7
Long term disability	12.1	13.6	26.4	30.5
Short term disability	8.4	7.7	12.4	17.1
Other	3.7	3.8	6.1	8.3

Total sales (annualized new premiums)	$37.0	$45.7	$69.7	$92.6

(1)	Group life and accidental death and dismemberment.
(2)	Experience rated refunds represent refunds on certain large group insurance contracts.

Premiums in our Employee Benefits segment (excluding experience rated refunds) increased $4.3 million, or 1.1%, for the second quarter of 2004, compared to the second quarter of 2003, and $4.6 million, or 0.6%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Premium growth in our Employee Benefits segment during both comparative periods was affected by slower sales primarily due to continued pressure on employer budgets from medical coverage cost inflation and slower growth from our existing customers that would normally result from employment and salary growth. In addition, the reinsurance of a block of business from Teachers Insurance and Annuity Association (“TIAA”) in 2002 has affected our premium growth this year as we have not renewed business where our profitability objectives were not met. The transaction is meeting our acquisition expectations from an overall profitability perspective, but it has had a negative effect on premium growth for the six months ended June 30, 2004, compared to the same period of 2003, of approximately 1% to 2%. Because we have now completed a full annual renewal cycle, we believe the size and profitability of the block has stabilized and therefore the negative effect on premium growth will be minimal, prospectively.

One of the key components of our pricing decisions for our insurance products is the investment return available to us. In recent years when interest rates declined, the returns available to us from our primary investments, fixed maturity securities and commercial mortgage loans, declined. This required us to increase the price of some of our products in order to maintain our targeted returns. While we believe our products provide superior value to our customers, a significant price difference between our products and those of some of our competitors may result in periods of declining new sales, reduced customer retention, slower premium growth, and increased sales force attrition. Based on a recent pricing review and increasing interest rates in the second quarter of 2004, we have taken pricing action and added flexibility in select segments and industries. We have also realigned our compensation plan for field representatives and are continuing to enhance our product offerings.

The following table sets forth premiums and sales for the Individual Insurance segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Individual Insurance Premiums:
Annuities	$1.1	$0.7	$1.3	$0.8
Disability	21.1	24.3	43.3	44.5

Total premiums	$22.2	$25.0	$44.6	$45.3

Individual Insurance Sales:
Sales (annuity deposits)	$42.7	$26.9	$97.2	$56.7
Sales (annualized new disability premiums)	4.3	3.8	8.3	6.7

Total sales	$47.0	$30.7	$105.5	$63.4

Premiums in our Individual Insurance segment decreased $2.8 million, or 11.2%, for the second quarter of 2004, compared to the second quarter of 2003, and $0.7 million, or 1.5%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Premiums for this segment can fluctuate from quarter to quarter due in part to an experience-rated reinsurance agreement on a block of disability policies. Reinsurance premiums under this agreement, which are recorded as an adjustment to premiums, reduced premiums by $2.1 million in the second quarter of 2004, compared to a $2.9 million increase in premiums in the second quarter of 2003. If claims experience is consistent with our expectations, this reinsurance agreement is expected to reduce premiums by approximately $13 million and income before income taxes by approximately $1 million, both on an annual basis.

Individual annuity deposits increased $15.8 million, or 58.7%, for the second quarter of 2004, compared to the second quarter of 2003, and $40.5 million, or 71.4%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Fixed-rate annuity sales have been strong in the six months ended June 30, 2004, and are expected to remain strong in the second half of 2004 due to recent increases in interest rates and growth in distribution channels. Individual annuity assets under management reached a record $1.01 billion at June 30, 2004. Annuity deposits are recorded as a liability and therefore are not reflected as premiums. Annuity deposits earn investment income, a portion of which is credited to the policyholders.

The following table sets forth premiums and assets under management for the Retirement Plans segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Retirement Plans:
Premiums	$6.2	$5.7	$12.5	$10.8

Assets under management:
General account			$957.4	$835.1
Separate account			1,952.5	1,296.1

Total assets under management			$2,909.9	$2,131.2

Premiums for the Retirement Plans segment are generated from two sources, plan administration fees that are primarily based on average market values of assets under management, and life contingent annuities sold that can vary significantly from period to period. Premiums increased $0.5 million, or 8.8%, for the second quarter of

2004, compared to the second quarter of 2003, and $1.7 million, or 15.7%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The increases in both comparable periods were due to offsetting factors. Fees based on the average daily market values of assets were $6.1 million and $5.0 million for the three months ended June 30, 2004 and 2003, respectively, and $11.7 million and $9.3 million for the six months ended June 30, 2004 and 2003, respectively. Premiums for life contingent annuities were $0.1 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively, and $0.8 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively.

At June 30, 2004, assets under management for this segment increased 36.6% to $2.91 billion compared to $2.13 billion at June 30, 2003. Increased average assets under management resulted primarily from continued deposit growth, good customer retention, strong sales, and higher market values of equity investments in the separate account. In recent years, we have lost less than 4% annually of our average assets due to plan terminations. At December 31, 2003, assets under management for this segment totaled $2.58 billion. The increase in assets under management for the six months ended June 30, 2004 included net deposits of approximately $250 million and net return on investments of approximately $83 million.

Net Investment Income

Net investment income for the second quarter of 2004 increased $3.1 million, or 2.8%, compared to the second quarter of 2003, and $7.7 million, or 3.6%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Net investment income is primarily affected by changes in levels of invested assets and interest rates. Average invested assets for the second quarter and six months ended June 30, 2004 increased 6.7% and 7.7%, respectively, to $7.12 billion and $7.01 billion, respectively, compared to the second quarter and six months ended June 30, 2003. Average invested assets increased in all segments for the comparable periods. The portfolio yield for fixed maturity securities decreased to 5.84% at June 30, 2004, from 6.01% at June 30, 2003. The portfolio yield for commercial mortgage loans decreased to 6.95% at June 30, 2004, from 7.65% at June 30, 2003. Both decreases in our portfolio yields are consistent with changes in the overall interest rate environment.

Commercial mortgage loan prepayment fees were $4.9 million and $7.8 million for the three and six months ended June 30, 2004, respectively, and $3.4 million and $6.1 million for the three and six months ended June 30, 2003, respectively. Commercial mortgage loan prepayment fees were $17.0 million for the full year in 2003. Considering the recent rise in interest rates and the increasing portion of our commercial mortgage loan portfolio that has full prepayment penalties, we anticipate that refinancing activity will slow, and therefore prepayment fees will decrease prospectively.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets, neither of which is likely to occur in regular patterns. While impairments are generally not controllable, management does have significant discretion over the timing of sales of invested assets. Net capital gains were $1.6 million and $3.7 million for the second quarters of 2004 and 2003, respectively. Net capital gains were $6.1 million and $2.6 million for the six months ended June 30, 2004 and 2003, respectively. Net capital gains for the second quarter of 2004 resulted primarily from sales of bonds, while net capital gains in the second quarter of 2003 resulted from sales of bonds and real estate. Net capital gains during the six months ended June 30, 2004 primarily resulted from sales of bonds and real estate. The six months ended June 30, 2003 included a first quarter $2.6 million impairment loss on fixed maturity securities.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders, including interest credited, decreased $20.0 million, or 5.7%, in the second quarter of 2004, compared to the second quarter of 2003, and $25.1 million, or 3.6%, for the six months ended

June 30, 2004, compared to the six months ended June 30, 2003. Claims results can be volatile when measured on a quarterly basis and can be above or below our expected benefit ratio range (the ratio of benefits to policyholders to premiums). The following table sets forth benefit ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Employee Benefits(1) (2)	77.0%	83.2%	78.4%	82.3%
Individual Insurance(2)	84.7	79.6	81.6	83.2

(1)	Benefits to policyholders include interest credited.
(2)	Calculated as a percentage of total premiums.

We had very favorable claims experience during the three and six months ended June 30, 2004 in the Employee Benefits segment, primarily in our large case market. In addition, we continued to experience favorable and sustained claims recovery patterns for long term disability insurance, and as a result, released another $3 million of reserves in the second quarter of 2004, for a total of $6 million during the six months ended June 30, 2004. These factors are reflected in benefit ratios of 77.0% for the second quarter of 2004 and 78.4% for the six months ended June 30, 2004. If the favorable recovery patterns continue, we may release approximately $6 million more in similar reserves during 2004. Our expected benefit ratio for the Employee Benefits segment is 81% to 83% over time.

In the Employee Benefits segment, our discount rate for new reserves established during the quarter remained at 5.20%, unchanged from the first quarter of 2004, reflecting our expectation that our new money rate will continue to increase during the third quarter of 2004. The interest margin in our long term disability reserve portfolio was 37 basis points at June 30, 2004, compared to 40 basis points at December 31, 2003. Based on our current size, a 0.25% change in the discount rate will result in a quarterly change of approximately $2 million in benefits to policyholders. An increase in the discount rate will result in recording lower benefits to policyholders on the income statement while a decrease in the rate will result in recording higher benefits to policyholders on the income statement.

The 2004 expected benefit ratio range for the Individual Insurance segment is 80% to 95%. The benefit ratio for this segment was 84.7% for the second quarter of 2004, compared to 79.6% for the second quarter of 2003. The lower benefit ratio in the second quarter of 2003 was primarily due to an experience-rated reinsurance agreement on a block of disability policies. Generally, we expect the benefit ratio to decline from year to year for this segment, as the growth in business changes the revenue mix between net investment income and premiums. The expected decrease from year to year in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the segment.

Operating Expenses

Operating expenses increased $4.8 million, or 7.1%, in the second quarter of 2004, compared to the second quarter of 2003, and $6.5 million, or 4.7%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003.

The following table sets forth relevant operating expense ratios by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Employee Benefits (% of total premiums)	14.4%	13.7%	14.5%	14.2%
Individual Insurance (% of revenues)	13.9	12.2	14.0	12.8
Retirement Plans (% of average assets under management)	1.0	1.4	1.1	1.4

Operating expenses in the Employee Benefits segment increased $3.3 million, or 6.4%, in the second quarter of 2004, compared to the second quarter of 2003, and $3.4 million, or 3.2%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The three and six months ended June 30, 2004 included expenses related to our customer service and product delivery systems of $1.2 million and $3.9 million, respectively. We continue to anticipate expensing approximately $13 million during 2004 for these systems. The three and six months ended June 30, 2003 included $2.2 million and $8.1 million, respectively, of transitional administrative fees related to the TIAA block of business assumed in 2002. The TIAA transition was completed during the second quarter of 2003. In addition, the increases in operating expenses for both comparable periods also were to support business growth.

Income Taxes

Our effective income tax rate was 30.3% and 35.1% for the second quarters of 2004 and 2003, respectively, and 32.6% and 35.0% for the six months ended June 30, 2004 and 2003, respectively. The effective rate for the second quarter of 2004 reflected resolution of Internal Revenue Service examinations for the 1996-1999 and 2000-2001 tax years. As a result, income taxes were reduced by approximately $4 million.

Results of Other Businesses

Other businesses include StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) which contributed income before income taxes and intercompany eliminations of $3.6 million and $2.8 million for the second quarters of 2004 and 2003, respectively, and $5.3 million for each of the six month periods ended June 30, 2004 and 2003. Supporting both internal and external investor demand, StanCorp Mortgage Investors’ commercial mortgage loan originations increased 64.2% to $372.0 million in the second quarter of 2004, compared to $226.5 million in the comparable period in 2003. During the six months ended June 30, 2004, originations increased 26.5% to $548.8 million, compared to $433.7 million in the comparable period in 2003. The level of commercial mortgage loan originations was influenced by commercial mortgage loan prepayments and demand from Standard Insurance Company (“Standard”) to allocate more invested assets to commercial mortgage loans, and commercial mortgage loan prepayments. We expect that originations for the full year 2004 will exceed the level achieved in 2003. As of June 30, 2004, StanCorp Mortgage Investors was servicing $2.61 billion in commercial mortgage loans for subsidiaries of StanCorp and $673.5 million for other institutional investors.

Liquidity and Capital Resources

Asset/Liability Matching and Interest Rate Risk Management

It is management’s objective to align generally the cash flow characteristics of assets and liabilities to ensure that the Company’s financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in alternate investments to better match the cash flow characteristics of assets to liabilities. See “—Investing Cash Flows.”

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at June 30, 2004 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets held.

The duration of our invested assets was well matched against the duration of our liabilities, approximating 5.1 and 5.5, respectively at December 31, 2003. There have been no material changes in the duration of our invested assets and liabilities since those reported at December 31, 2003. Our investments generally have prepayment penalties or are not callable. As a percentage of our fixed maturity investments, callable bonds were 1.9% at June 30, 2004.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non cash items and accruals primarily related to net realized capital gains and losses, deferred income taxes, changes in reserves, and changes in other assets and liabilities. Net cash provided by operating activities increased to $174.2 million for the six months ended June 30, 2004 compared to $157.7 million for the six months ended June 30, 2003. The increase was driven by a higher level of net income.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated. Net cash used in investing activities was $320.0 million and $470.7 million for the six months ended June 30, 2004 and 2003, respectively. Net cash used in investing activities for the six months ended June 30, 2003 included investments in fixed maturity securities primarily related to the proceeds from the business assumed from TIAA. Net cash used in investing activities for the six months ended June 30, 2004 included an increase in commercial mortgage loan originations, which reflected continued progress toward our target investment portfolio allocation.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. Our current allocation differs from our target because the proceeds from the block of business assumed from TIAA in 2002 were invested initially in fixed maturity securities. At June 30, 2004, our portfolio consisted of 62.1% fixed maturity securities and 36.7% commercial mortgage loans, with the remainder in real estate. Taking into account the expected level of commercial mortgage loan activity, we anticipate that commercial mortgage loans will represent more than 38% of our investment portfolio by the end of 2004 and approximately 40% by the end of 2005.

Our fixed maturity securities totaled $4.41 billion at June 30, 2004. We believe that we maintain prudent diversification across industries, issuers, and maturities. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) as of June 30, 2004. The percentages of fixed maturity securities below investment-grade, at 3.6% and 3.0% at June 30, 2004 and 2003, respectively, were well below industry averages.

At June 30, 2004, our fixed maturity securities portfolio had gross unrealized capital gains of $168.6 million and gross unrealized capital losses of $42.4 million. Gross unrealized capital losses increased $39.9 million since the end of the first quarter of 2004 primarily reflecting market value changes in bonds due to increases in interest rates during the quarter. Unrealized losses primarily result from holding fixed maturity securities with interest rates lower than those currently available. Bonds on our credit quality watch list totaled approximately $1 million in carrying value at June 30, 2004. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At June 30, 2004, commercial mortgage loans in our investment portfolio totaled $2.61 billion. We currently have a portfolio of almost 3,300 commercial mortgage loans. The average loan to value ratio in the overall portfolio was 58% at June 30, 2004, and the average loan size was approximately $0.8 million. The

Company receives personal recourse on almost all loans. At June 30, 2004, there were three loans totaling $3.0 million that were more than sixty days delinquent and in the process of foreclosure, two of which have since been resolved. We had a net balance of restructured loans of $2.2 million at June 30, 2004, and a commercial mortgage loan loss reserve of $2.6 million. The delinquency and loss performance of our commercial mortgage loan portfolio have been consistently better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At June 30, 2004, our commercial mortgage loan portfolio was collateralized as follows:

•	47.7% retail properties;

•	21.5% industrial properties;

•	20.5% office properties; and

•	10.3% commercial, apartment, and agricultural properties.

At June 30, 2004, our commercial mortgage loan portfolio was collateralized regionally as follows:

•	50.8% Western region;

•	22.6% Central region; and

•	26.6% Eastern region.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2004, the Company had outstanding commitments to fund commercial mortgage loans totaling $270.1 million, with interest rates ranging from 4.375% to 8.125%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $155.5 million for the six months ended June 30, 2004 compared to $126.6 million for the six months ended June 30, 2003. The increase in policyholder fund deposits net of withdrawals for the six months ended June 30, 2004 primarily reflected higher individual annuity sales in the Individual Insurance segment and higher deposits into the Retirement Plans segment general account assets, both of which reflected continued consumer interest in fixed-income investments.

We have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million. Prior to expiration in June 2004, we entered into amendments extending the expiration date of the credit agreements to June 27, 2005. The amended agreements also release Standard and StanCorp Mortgage Investors from guarantees required under the original agreements. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on indebtedness, financial liquidity, and risk-based capital. At June 30, 2004, we were in compliance with all covenants under the credit agreements and had a $49.4 million outstanding balance on the lines of credit. The Company is not required to maintain compensating balances, but pays commitment fees. Interest charged on borrowings is based on either the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing and the amount outstanding on the lines. At December 31, 2003 we had no outstanding borrowings on the previous lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide debt ratings on our senior notes. As of July 2004, debt ratings from these agencies were BBB+, Baa1, A-, and bbb+, respectively.

Our current ratings allow up to a 25% debt to total capitalization ratio. We had debt to total capitalization ratios of 21.4% and 20.7% at June 30, 2004 and 2003, respectively. Our ratios of earnings to fixed charges, including interest credited on policyholder accounts, for the six months ended June 30, 2004 and 2003, were 3.9x and 3.2x, respectively.

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

The levels of excess capital we generate varies in relation to our levels of premium growth. At higher levels of premium growth, we generate less excess capital (at very high levels of premium growth, we generate the need for capital infusions). At lower levels of premium growth, we therefore generate more excess capital.

Recently, with premium growth at levels lower than our long-term objective, we have accumulated additional excess capital. Our total excess capital at June 30, 2004 approximated $190 million, of which we seek to maintain approximately 5% of consolidated equity excluding accumulated other comprehensive income, or $60 million, for future growth. In addition, this excess capital will be used for holding company expenses approximating $50 million annually. If not utilized, the remaining excess capital could reduce return on average equity for 2004, as the rate of return available from the related investments could be less than we would expect to achieve if invested in businesses meeting our return objectives.

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

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the same amount from StanCorp and issued a $200 million subordinated surplus note. Both transactions eliminate in consolidation. The extraordinary distribution is a reduction of the paid-in capital that was recorded in connection with StanCorp’s $200 million contribution to Standard in 2002. The contribution was used to fund the reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. The surplus note matures in August 2018 and bears an interest rate of 6.44% per annum. The form of the surplus note complies with the requirements of the National Association of Insurance Commissioners (“NAIC”) with respect to surplus notes, including provisions requiring the approval of the Oregon Insurance Division for any repayments of principal or payments of interest, and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders and trade creditors.

In the first quarter of 2004, the board of directors approved, based on excess capital at December 31, 2003, repayments of principal and interest on the intercompany surplus note of up to $155 million. As of June 30, 2004, Standard had distributed a total of approximately $56 million to StanCorp for interest and principal payments on the surplus note. The outstanding balance on the surplus note was $150.0 million at June 30, 2004. While the surplus note is outstanding, any distributions from Standard to StanCorp will be applied to the interest and outstanding principal on the surplus note. Based on Standard’s capital adequacy, we anticipate that Standard may be able to distribute an additional amount to StanCorp in 2004 up to the difference between the $155 million approved by the board of directors and the $56 million already distributed, depending on StanCorp’s capital needs and subject to approval from the Oregon Insurance Division.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and potential growth opportunities. During the second quarter of 2004, we repurchased 882,000 shares of common stock at a total cost of $54.8 million for a volume weighted-average price of $62.19 per common share. For the six months ended June 30, 2004, we repurchased approximately 1.1 million shares of common stock at a total cost of $66.6 million at a volume weighted-average price of $62.67 per common share. At June 30, 2004, there were 436,900 shares remaining under the currently authorized share repurchase program, which expires December 31, 2005.

Statutory Financial Accounting

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Practices set forth in publications of the NAIC. Statutory net gains from insurance operations before federal income taxes were $64.1 million and $126.7 million for the three and six months ended June 30, 2004, respectively, compared to $56.7 million and $98.2 million for the three and six months ended June 30, 2003, respectively. The combination of capital and surplus, including asset valuation reserve, was $985.9 million and $840.7 million at June 30, 2004 and 2003, respectively. The resolution of prior years’ tax examinations resulted in a $15 million reduction of statutory income taxes in the second quarter of 2004.

Financial Strength Ratings

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Financial strength ratings are based primarily on statutory financial information. Ratings are important in maintaining public confidence in our company and in our ability to market products. Rating organizations regularly review the financial performance and condition of insurance companies, including ours. In addition, debt ratings on our senior notes are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, adversely affect our ability to market our products, and also could increase costs of future debt issuances. Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide assessments of our overall financial position.

Standard’s financial strength ratings as of July 2004 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings

•	A1 (Good) by Moody’s—5th of 16 ratings

•	A (Excellent) by A.M. Best—3rd of 13 ratings

•	AA- (Very Strong) by Fitch—4th of 16 ratings

In January 2004, Standard & Poor’s reaffirmed our debt and financial strength ratings, and raised its outlook on our ratings from stable to positive.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2002, through June 30, 2004, aggregated $0.2 million. At June 30, 2004, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	achievement of financial objectives, including growth of premiums and annuity deposits, earnings, assets under management including performance of equities in the separate account, return on equity, or expense management objectives;

•	benefit ratio, including changes in morbidity, mortality and recoveries;

•	persistency;

•	adequacy of reserves established for future policy benefits;

•	changes in interest rates, commercial mortgage loan prepayment fees, or the condition of the economy;

•	the impact of rising medical costs on employer budgets for employee benefits;

•	integration and performance of business assumed through reinsurance;

•	concentration of commercial mortgage loan assets collateralized in California;

•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;

•	competition from other insurers and financial services companies;

•	declines in financial strength ratings;

•	changes in the regulatory environment at the state or federal level;

•	adverse findings in litigation or other legal proceedings;

•	receipt of dividends from, or contributions to, our subsidiaries;

•	adequacy of the diversification of risk by industry, geography and customer size;

•	adequacy of matching between assets and liabilities;

•	ability to attract and retain employee sales representatives and managers;

•	concentration of risk inherent in group life products;

•	availability and adequacy of reinsurance and catastrophe reinsurance coverage and potential charges incurred; and

•	events of terrorism, natural disasters, or other catastrophic events.

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

(a)    Evaluation of disclosure controls and procedures.    Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s “disclosure controls and procedures,” as defined by the Securities and Exchange Commission, as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to allow timely decisions regarding required disclosure.

(b)    Changes in internal control.    There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 2:	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)    The following table sets forth share purchases made, for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2004	333,700	$63.45	333,700	985,200
May 1-31, 2004	489,900	61.12	489,900	495,300
June 1-30, 2004	58,400	63.96	58,400	436,900

Total second quarter	882,000	62.19	882,000

On February 9, 2004, the board of directors authorized the repurchase of 1.5 million shares of common stock under a new share repurchase program. The program expires on December 31, 2005.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Shareholders, held on May 3, 2004, the following matters were submitted to a vote: the election of four directors to serve for three-year terms expiring in 2007, as listed in the proxy statement; the ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the current year; approval of the amended 2002 Stock Incentive Plan; and a shareholder proposal concerning the nomination of directors. The results of the voting on these matters were as follows:

		Votes For	Votes Withheld
1.	Election of Directors:
	Jerome J. Meyer	18,928,891	1,427,560
	Ralph R. Peterson	18,813,393	1,543,058
	E. Kay Stepp	19,018,894	1,337,557
	Michael G. Thorne	19,282,492	1,073,959

		Votes For	Votes Withheld	Abstained	Broker Non-Votes
2.	Ratification of the Appointment of Independent Auditors	19,517,166	171,884	667,400	—

3.	Approval of the amended 2002 Stock Incentive Plan	15,790,502	1,523,332	873,500	2,169,117

4.	Shareholder proposal concerning the nomination of directors	1,210,193	16,164,579	812,559	2,169,120

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

Exhibit 10.1	Second Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 28, 2004, $75,000,000

Exhibit 10.2	Second Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and Keybank National Association Dated as of June 28, 2004, $75,000,000

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current report on Form 8-K filed with the SEC on July 22, 2004 (responding to Items 7 and 12 on Form 8-K reporting the Company’s second quarter 2004 financial results).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	By:	/s/ ERIC E. PARSONS
Eric E. Parsons Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2004	By:	/s/ CINDY J. MCPIKE
Cindy J. McPike Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
10.1	Second Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 28, 2004, $75,000,000	Filed herewith

10.2	Second Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and Keybank National Association Dated as of June 28, 2004, $75,000,000	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith