Form 10-Q
period 2004-09-30
STANCORP FINANCIAL GROUP INC
filed 2004-11-09
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 29, 2004, there were 28,420,020 shares of the Registrant’s common stock, no par value, outstanding.

INDEX

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2004 and 2003	1

	Unaudited Consolidated Balance Sheets at September 30, 2004, and December 31, 2003	2

	Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2003, and the nine months ended September 30, 2004	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	4

	Condensed Notes to Unaudited Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4.	CONTROLS AND PROCEDURES	27

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	28

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

ITEM 5.	OTHER INFORMATION	28

ITEM 6.	EXHIBITS	28

SIGNATURES		29

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Premiums	$423.5	$405.3	$1,239.7	$1,212.6
Net investment income	114.2	114.1	338.5	330.7
Net capital gains	1.9	5.4	8.0	8.0
Other	1.8	1.7	5.2	4.8

Total revenues	541.4	526.5	1,591.4	1,556.1

Benefits and expenses:
Benefits to policyholders	324.3	330.0	956.5	987.2
Interest credited	18.9	18.5	56.6	56.3
Operating expenses	75.0	69.6	220.2	208.3
Commissions and bonuses	37.9	35.6	113.3	107.6
Premium taxes	7.4	6.4	21.9	18.1
Interest expense	4.6	4.4	13.3	13.2
Net increase in deferred acquisition costs and value of business acquired	(2.8)	(3.3)	(9.0)	(6.7)

Total benefits and expenses	465.3	461.2	1,372.8	1,384.0

Income before income taxes	76.1	65.3	218.6	172.1
Income taxes	24.1	22.9	70.5	60.3

Net income	52.0	42.4	148.1	111.8
Other comprehensive income (loss), net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	63.6	(53.6)	(12.4)	46.3
Reclassification adjustment for net capital (gains) losses included in net income, net	4.7	(0.7)	(0.6)	(0.6)

Total	68.3	(54.3)	(13.0)	45.7

Comprehensive income (loss)	$120.3	$(11.9)	$135.1	$157.5

Net income per common share:
Basic	$1.84	$1.46	$5.16	$3.86
Diluted	1.82	1.45	5.11	3.82
Weighted-average common shares outstanding:
Basic	28,323,411	29,003,615	28,685,637	28,958,786
Diluted	28,620,705	29,314,274	29,004,007	29,261,704

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2004	December 31, 2003
A S S E T S
Investments:
Fixed maturity securities	$4,463.1	$4,524.8
Commercial mortgage loans, net	2,766.6	2,319.8
Real estate, net	78.9	77.2
Policy loans	4.5	4.6

Total investments	7,313.1	6,926.4

Cash and cash equivalents	66.1	34.5
Premiums and other receivables	81.0	73.3
Accrued investment income	86.5	82.8
Amounts recoverable from reinsurers	889.6	871.9
Deferred acquisition costs and value of business acquired, net	209.8	200.7
Property and equipment, net	74.9	71.3
Other assets	41.1	35.1
Separate account assets	2,010.1	1,685.7

Total assets	$10,772.2	$9,981.7

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$4,424.4	$4,294.9
Other policyholder funds	2,333.9	2,100.3
Deferred tax liabilities	125.0	153.7
Short-term debt	0.3	2.7
Long-term debt	273.2	272.0
Other liabilities	215.6	162.9
Separate account liabilities	2,010.1	1,685.7

Total liabilities	9,382.5	8,672.2

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 28,442,409 and 29,300,723 shares issued at September 30, 2004, and December 31, 2003, respectively	618.5	673.4
Accumulated other comprehensive income	147.3	160.3
Retained earnings	623.9	475.8

Total shareholders’ equity	1,389.7	1,309.5

Total liabilities and shareholders’ equity	$10,772.2	$9,981.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2003	29,185,276	$665.3	$147.4	$339.9	$1,152.6
Net income	—	—	—	156.3	156.3
Other comprehensive income, net of tax	—	—	12.9	—	12.9
Common stock:
Repurchased	(185,700)	(9.3)	—	—	(9.3)
Issued to directors	3,081	0.2	—	—	0.2
Issued under employee stock plans, net	298,066	17.2	—	—	17.2
Dividends declared on common stock	—	—	—	(20.4)	(20.4)

Balance, December 31, 2003	29,300,723	673.4	160.3	475.8	1,309.5

Net income	—	—	—	148.1	148.1
Other comprehensive loss, net of tax	—	—	(13.0)	—	(13.0)
Common stock:
Repurchased	(1,075,400)	(67.4)	—	—	(67.4)
Issued to directors	2,137	0.1	—	—	0.1
Issued under employee stock plans, net	214,949	12.4	—	—	12.4

Balance, September 30, 2004	28,442,409	$618.5	$147.3	$623.9	$1,389.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2004	2003
Operating:
Net income	$148.1	$111.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.4	51.9
Deferral of acquisition costs and value of business acquired, net	(41.3)	(33.4)
Deferred income taxes	(21.4)	(14.8)
Changes in other assets and liabilities:
Receivables and accrued income	(29.0)	(18.2)
Future policy benefits and claims	129.5	144.1
Other, net	45.8	28.1

Net cash provided by operating activities	293.1	269.5

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities	428.6	426.1
Commercial mortgage loans	462.7	460.2
Real estate	1.9	2.4
Costs of investments acquired or originated:
Fixed maturity securities	(394.6)	(782.1)
Commercial mortgage loans	(915.2)	(717.2)
Real estate	(0.6)	(1.5)
Other investments	(4.0)	—
Property and equipment, net	(12.8)	(5.9)

Net cash used in investing activities	(434.0)	(618.0)

Financing:
Policyholder fund deposits	955.7	787.5
Policyholder fund withdrawals	(722.1)	(635.2)
Short-term debt	(2.4)	24.0
Long-term debt	1.2	(2.1)
Issuance of common stock, net	7.5	8.7
Repurchase of common stock	(67.4)	(8.6)

Net cash provided by financing activities	172.5	174.3

Increase (decrease) in cash and cash equivalents	31.6	(174.2)
Cash and cash equivalents, beginning of period	34.5	206.8

Cash and cash equivalents, end of period	$66.1	$32.6

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$57.5	$68.4
Income taxes	84.1	80.2

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.    ORGANIZATION, PRINCIPLES OF CONSOLIDATION, AND BASIS OF PRESENTATION

We were incorporated under the laws of Oregon as a parent holding company in 1998 and completed our initial public offering of our common stock on April 21, 1999. We conduct business through our subsidiaries, including Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); and StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”). We are headquartered in Portland, Oregon, and through our subsidiaries have the authority to underwrite insurance products in all 50 states.

Our largest subsidiary, Standard, underwrites group and individual disability insurance and annuity products, group life, accidental death and dismemberment (“AD&D”), and dental insurance. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia, and the U.S. Territories of Guam and the Virgin Islands.

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

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2004, and for the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. Interim results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. This report should be read in conjunction with the Company’s 2003 annual report on Form 10-K.

2.    NET INCOME PER COMMON SHARE

Basic net income per common share was calculated based on the weighted-average number of common shares outstanding. Net income per diluted common share reflects the potential effects of restricted stock grants and exercises of outstanding options. The weighted-average common share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. The computation of diluted weighted-average earnings per share does not include options with an option exercise price greater than the average market price because they are antidilutive (i.e., would increase earnings per share). Net income per diluted common share was calculated as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (in millions)	$52.0	$42.4	$148.1	$111.8

Basic weighted-average common shares outstanding	28,323,411	29,003,615	28,685,637	28,958,786
Stock options	250,396	243,241	252,233	229,850
Restricted stock	46,898	67,418	66,137	73,068

Diluted weighted-average common shares outstanding	28,620,705	29,314,274	29,004,007	29,261,704

Net income per diluted common share	$1.82	$1.45	$5.11	$3.82

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions—except share data)
Net income, as reported	$52.0	$42.4	$148.1	$111.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.6	0.5	1.7	1.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(1.1)	(2.6)	(2.8)

Pro forma net income	$51.7	$41.8	$147.2	$110.1

Net income per share:
Basic—as reported	$1.84	$1.46	$5.16	$3.86
Basic—pro forma	1.83	1.44	5.13	3.80
Diluted—as reported	1.82	1.45	5.11	3.82
Diluted—pro forma	1.81	1.43	5.08	3.76

For purposes of determining the pro forma expense, the fair value of each option was estimated using the Black-Scholes option pricing model as of the grant date, with the following assumptions for the periods indicated:

	Nine Months Ended September 30,
	2004	2003
Dividend yield	1.27%	0.74%
Expected stock price volatility	28.9 - 30.6	32.2 - 33.1
Risk-free interest rate	3.5 - 4.2	3.2 - 3.4
Expected option lives	5.2 - 6.5 years	6.5 years

4.    SEGMENTS

We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans. Resources are allocated and performance is evaluated at the segment level. The Employee Benefits segment sells group disability and life insurance, group dental insurance, and AD&D insurance. The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. The Retirement Plans segment sells full-service 401(k), defined benefit, money purchase, profit sharing, and deferred compensation plan products and services to small and medium-sized employers.

Amounts reported as “Other” primarily include net capital gains and losses on investments, return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on senior notes, and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp Mortgage Investors, our commercial mortgage lending business, and StanCorp Investment Advisers, our registered investment adviser.

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended September 30, 2004:
Revenues:
Premiums	$393.4	$22.8	$7.3	$—	$423.5
Other revenues(1)	65.7	29.0	14.5	8.7	117.9

Total revenues	459.1	51.8	21.8	8.7	541.4

Benefits and expenses:
Benefits to policyholders(2)	300.5	32.3	10.4	—	343.2
Operating and other expenses(3)	92.4	13.0	9.3	7.4	122.1

Total benefits and expenses	392.9	45.3	19.7	7.4	465.3

Income before income taxes	$66.2	$6.5	$2.1	$1.3	$76.1

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Nine months ended September 30, 2004:
Revenues:
Premiums	$1,152.5	$67.4	$19.8	$—	$1,239.7
Other revenues(1)	194.1	84.6	43.6	29.4	351.7

Total revenues	1,346.6	152.0	63.4	29.4	1,591.4

Benefits and expenses:
Benefits to policyholders(2)	895.3	88.2	29.6	—	1,013.1
Operating and other expenses(3)	272.1	37.5	27.5	22.6	359.7

Total benefits and expenses	1,167.4	125.7	57.1	22.6	1,372.8

Income before income taxes	$179.2	$26.3	$6.3	$6.8	$218.6

Total assets	$4,613.9	$2,857.8	$3,029.9	$270.6	$10,772.2

Total reserves, other policyholder funds, and separate account	$3,287.7	$2,481.1	$2,999.6	$—	$8,768.4

(1)	Includes net investment income, net capital gains (losses), and other sources of revenue.
(2)	Includes benefits to policyholders and interest credited.
(3)	Includes operating expenses, commissions and bonuses, premium taxes, interest expense, and the net change in deferred acquisition costs and value of business acquired.

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended September 30, 2003:
Revenues:
Premiums	$378.4	$21.1	$5.8	$—	$405.3
Other revenues(1)	67.6	27.9	14.2	11.5	121.2

Total revenues	446.0	49.0	20.0	11.5	526.5

Benefits and expenses:
Benefits to policyholders(2)	311.6	26.6	10.3	—	348.5
Operating and other expenses(3)	86.3	10.9	8.0	7.5	112.7

Total benefits and expenses	397.9	37.5	18.3	7.5	461.2

Income before income taxes	$48.1	$11.5	$1.7	$4.0	$65.3

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Nine months ended September 30, 2003:
Revenues:
Premiums	$1,129.6	$66.4	$16.6	$—	$1,212.6
Other revenues(1)	194.3	82.5	42.4	24.3	343.5

Total revenues	1,323.9	148.9	59.0	24.3	1,556.1

Benefits and expenses:
Benefits to policyholders(2)	929.5	82.4	31.6	—	1,043.5
Operating and other expenses(3)	259.4	35.0	24.1	22.0	340.5

Total benefits and expenses	1,188.9	117.4	55.7	22.0	1,384.0

Income before income taxes	$135.0	$31.5	$3.3	$2.3	$172.1

Total assets	$4,442.2	$2,713.1	$2,323.1	$178.4	$9,656.8

Total reserves, other policyholder funds, and separate account	$3,116.6	$2,303.9	$2,269.6	$—	$7,690.1

(1)	Includes net investment income, net capital gains (losses), and other sources of revenue.
(2)	Includes benefits to policyholders and interest credited.
(3)	Includes operating expenses, commissions and bonuses, premium taxes, interest expense, and the net change in deferred acquisition costs and value of business acquired.

5.    RETIREMENT BENEFITS

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The pension plans provide benefits based on years of service and final average pay. During 2003, several changes were made to the employee pension plan. These included limiting future participation in the plan and reducing future benefit levels.

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

The following table sets forth the components of net periodic benefit costs for the pension benefits and postretirement benefits for the nine months ended September 30:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$4.8	$3.9	$1.0	$1.2
Interest cost	7.7	6.6	1.1	1.2
Expected return on plan assets	(8.4)	(6.9)	(0.6)	(0.5)
Amortization of prior service cost	(0.3)	(0.2)	(0.4)	(0.3)
Amortization of transition assets	(0.1)	(0.1)	—	—
Amortization of net loss	0.8	0.6	0.2	0.1

Net periodic benefit costs	$4.5	$3.9	$1.3	$1.7

The Company does not anticipate that it will be required to contribute to its defined benefit pension plans in 2004 but expects to contribute $0.8 million to its postretirement benefit plan in 2004. As of September 30, 2004, the Company had contributed approximately $0.4 million to fund the postretirement benefit plan.

All eligible employees are covered by a deferred compensation plan under which a portion of the employee contribution is matched. Effective January 1, 2004, Standard increased the company match to 100% of the first 3% and 50% of the next 2% of eligible compensation for participants who have at least one year of service. Employees hired after January 1, 2003, are eligible for an additional non-elective employer contribution. Non-elective employer contributions made to the existing deferred compensation plan are intended in lieu of participation in Standard’s defined benefit pension plan. Standard’s contributions to the plans were $1.2 million and $4.1 million for the three and nine months ended September 30, 2004, respectively, compared to $0.7 million and $2.5 million for the three and nine months ended September 30, 2003, respectively.

Eligible executive officers are covered by a non-qualified defined benefit plan that is currently unfunded. The accrued benefit cost was $9.8 million and $9.2 million at September 30, 2004, and December 31, 2003, respectively. Expenses related to the non-qualified defined benefit plan were $0.4 million and $1.0 million for the three and nine months ended September 30, 2004, respectively, compared to $0.3 million and $1.0 million for the three and nine months ended September 30, 2003, respectively.

6.    CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of September 30, 2004. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million, expiring June 27, 2005. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on indebtedness, financial liquidity, and risk-based capital. At September 30, 2004, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. At December 31, 2003, we had no outstanding borrowings on the previous lines of credit. The Company is not required to maintain compensating balances, but pays commitment fees. Interest charged on borrowings is based on the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing, and the amount outstanding on the lines. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

7.    STATUTORY ACCOUNTING AND REGULATORY MATTERS

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the same amount from StanCorp and issued a $200 million subordinated surplus note. These transactions have no net financial statement impact as they eliminate in consolidation. The surplus note matures in August 2018 and bears an interest rate of 6.44% per annum. The form of the surplus note complies with the requirements of the National Association of Insurance Commissioners with respect to surplus notes, including provisions requiring the approval of the Oregon Insurance Division for any repayments of principal or for any payments of interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders, and trade creditors.

Standard’s board of directors has approved distributions to StanCorp in 2004 to pay accrued interest and to make partial repayment of principal on the intercompany surplus note. The current amount approved by the board of directors, based on excess capital at December 31, 2003, is up to $155 million. Through September 30, 2004, Standard had distributed a total of approximately $56 million to StanCorp for interest and principal payments on the surplus note. The outstanding principal balance on the surplus note was $150 million at September 30, 2004. While the surplus note is outstanding, any distributions from Standard to StanCorp will be applied to the interest and outstanding principal on the surplus note. Based on Standard’s capital adequacy, we anticipate that Standard may be able to distribute an additional amount to StanCorp in 2004 up to the difference between the $155 million approved by the board of directors and the $56 million already approved by regulators and distributed, depending on StanCorp’s capital needs and subject to approval from the Oregon Insurance Division.

8.    ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, requires certain quantitative and qualitative disclosures for securities accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities.

EITF 03-1 provides more specific guidelines related to SFAS 115 regarding when impairments need to be recognized through the income statement, as well as on the balance sheet. EITF 03-1 addresses whether a change in the interpretation of temporary impairments due to interest rate and credit spread moves is appropriate. Under EITF 03-1, companies that do not have the ability and intent to hold an asset with unrealized losses until recovery of fair value would be required to impair the asset. Impaired losses would flow through net income and accretion on the impaired assets would be recognized in investment income in later periods.

Currently, FASB is considering whether a materiality threshold for recognizing impairment may be appropriate. The effective date for EITF 03-1 has been delayed until this determination is made.

The Company is evaluating the potential financial statement effect of EITF 03-1.

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

We have made in this Form 10-Q, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements that are not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. Please refer to our discussion of such forward-looking statements under the heading “Forward-Looking Statements.”

Executive Summary

Financial Results Overview

Net income per diluted share increased 25.5% to $1.82 for the third quarter of 2004, compared to $1.45 for the same period in 2003. Net income for the third quarter of 2004 was $52.0 million compared to $42.4 million for the third quarter of 2003. Significant factors affecting our financial performance during the third quarter of 2004 included:

•	Favorable claims experience in the Employee Benefits segment, primarily due to favorable incidence and lower average claims amounts in certain market segments, as well as the release of $3.0 million of incurred but not reported reserves as a result of continuing favorable long term disability claims recovery patterns.

•	Premium growth in the Employee Benefits segment.

•	Strong growth in assets under management in the retirement plans and individual annuities businesses.

•	An income tax reduction of approximately $3 million, primarily related to resolution of uncertainties around certain state income tax matters.

Net income per diluted share increased 33.8% to $5.11 for the nine months ended September 30, 2004, compared to $3.82 for the same period in 2003. Net income for the nine months ended September 30, 2004 and 2003, was $148.1 million and $111.8 million, respectively. The increases were primarily due to favorable claims experience and the release of $9.0 million of incurred but not reported reserves as a result of continuing favorable claims recovery patterns in our Employee Benefits segment. Also affecting the 2004 year-to-date earnings was the cumulative effect of non-recurring tax items resulting in a reduction in income taxes of approximately $7 million from resolution of prior years’ tax examinations and state income tax matters. Net income for the nine months ended September 30, 2004 was reduced by approximately $9 million for a reserve established in the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer.

Broker Compensation Issues

There are currently two significant issues surrounding compensation of insurance brokers. The first relates to allegations of bid-rigging. The second relates to payment and disclosure of insurance broker compensation. Related to these issues:

•	The Company has not been contacted by any government agency regarding any matters related to bid-rigging or insurance broker contingent compensation.

•	The Company is not aware of any actions on its part that could be related to or construed as bid-rigging.

•	The Company’s arrangements with brokers include compensation earned at the time of sale, and, in some situations, also include compensation related to the overall performance of a block of business (performance related commissions). In most cases, the overall performance of a block of business is measured in terms of volume and persistency.

•	The Company paid performance related commissions of $6.6 million for its employee benefits business and a total of $1.7 million for all of its other businesses in 2003. Total performance related commissions represented less than 6% of total commissions and bonuses expense in 2003.

•	While performance related commissions are common industry practice in employee benefits and retirement plans, the Employee Benefits and Retirement Plans segments of the Company will not enter into any new arrangements of this type, and are withholding payments deemed to be earned on or after October 21, 2004 under such existing arrangements, until the Company has more clarity regarding an appropriate course of action with respect to these issues. Payments so withheld will be made if the Company subsequently considers it appropriate to do so.

Outlook

Significant factors that are likely to influence our future financial results include:

•	Strong sales of employee benefits products in the third quarter will contribute to premium growth in the fourth quarter of 2004 and thereafter. The Company believes annual premium growth will be approximately 4% for 2004 and in the range of 6% to 8% for 2005.

•	We believe our claims experience in the Employee Benefits segment for the last 12 months has been more favorable than what we expect to see on an ongoing annual basis. Exclusive of releases of a portion of our incurred but not reported reserves, we believe the best indicator for the benefit ratio for this segment is our experience of the past few years. We also believe that the annual trend indicated by our past experience in the Individual Insurance segment is a reasonable indicator for the benefit ratio trend for that segment.

•	If the favorable and sustained claims recovery patterns continue in Employee Benefits group long term disability insurance, we will continue to release incurred but not reported reserves. The positive impact to earnings could be as much as $3 million in the fourth quarter of 2004 and approximately $9 million for the first nine months of 2005.

•	The three and nine months ended September 30, 2004 included expenses related to our customer service and product delivery systems of $2.4 million and $6.3 million, respectively. We expect to expense a total of approximately $11 million during 2004 for our customer service and product delivery systems, compared to an earlier expectation of approximately $13 million. For 2005 and beyond, costs, net of benefits coming from these technology enhancement projects, are expected to be reduced compared to 2004 expenses.

•	Commercial mortgage loan prepayment fees were $11.7 million for the nine months ended September 30, 2004, compared to $12.3 million for the nine months ended September 30, 2003, and $17.0 million for the full year in 2003. If interest rates rise, we could see a decrease in prepayment fees.

Consolidated Results of Operations

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended September 30, 2004:
Revenues:
Premiums	$393.4	$22.8	$7.3	$—	$423.5
Net investment income	64.0	28.9	14.5	6.8	114.2
Net capital gains	—	—	—	1.9	1.9
Other revenues	1.7	0.1	—	—	1.8

Total revenues	459.1	51.8	21.8	8.7	541.4

Benefits and expenses:
Benefits to policyholders	299.6	22.6	2.1	—	324.3
Interest credited	0.9	9.7	8.3	—	18.9
Operating expenses	57.8	7.1	7.3	2.8	75.0
Commissions and bonuses	25.4	9.6	2.9	—	37.9
Premium taxes	6.8	0.6	—	—	7.4
Interest expense	—	—	—	4.6	4.6
Net decrease (increase) in deferred acquisition costs and value of business acquired	2.4	(4.3)	(0.9)	—	(2.8)

Total benefits and expenses	392.9	45.3	19.7	7.4	465.3

Income before income taxes	$66.2	$6.5	$2.1	$1.3	$76.1

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Nine months ended September 30, 2004:
Revenues:
Premiums	$1,152.5	$67.4	$19.8	$—	$1,239.7
Net investment income	189.2	84.3	43.6	21.4	338.5
Net capital gains	—	—	—	8.0	8.0
Other revenues	4.9	0.3	—	—	5.2

Total revenues	1,346.6	152.0	63.4	29.4	1,591.4

Benefits and expenses:
Benefits to policyholders	892.1	59.0	5.4	—	956.5
Interest credited	3.2	29.2	24.2	—	56.6
Operating expenses	167.8	21.1	22.0	9.3	220.2
Commissions and bonuses	78.0	26.3	9.0	—	113.3
Premium taxes	20.2	1.7	—	—	21.9
Interest expense	—	—	—	13.3	13.3
Net decrease (increase) in deferred acquisition costs and value of business acquired	6.1	(11.6)	(3.5)	—	(9.0)

Total benefits and expenses	1,167.4	125.7	57.1	22.6	1,372.8

Income before income taxes	$179.2	$26.3	$6.3	$6.8	$218.6

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended September 30, 2003:
Revenues:
Premiums	$378.4	$21.1	$5.8	$—	$405.3
Net investment income	66.0	27.8	14.2	6.1	114.1
Net capital gains	—	—	—	5.4	5.4
Other revenues	1.6	0.1	—	—	1.7

Total revenues	446.0	49.0	20.0	11.5	526.5

Benefits and expenses:
Benefits to policyholders	310.4	17.7	1.9	—	330.0
Interest credited	1.2	8.9	8.4	—	18.5
Operating expenses	52.6	6.9	7.0	3.1	69.6
Commissions and bonuses	25.7	7.7	2.2	—	35.6
Premium taxes	6.2	0.2	—	—	6.4
Interest expense	—	—	—	4.4	4.4
Net decrease (increase) in deferred acquisition costs and value of business acquired	1.8	(3.9)	(1.2)	—	(3.3)

Total benefits and expenses	397.9	37.5	18.3	7.5	461.2

Income before income taxes	$48.1	$11.5	$1.7	$4.0	$65.3

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Nine months ended September 30, 2003:
Revenues:
Premiums	$1,129.6	$66.4	$16.6	$—	$1,212.6
Net investment income	189.7	82.3	42.4	16.3	330.7
Net capital gains	—	—	—	8.0	8.0
Other revenues	4.6	0.2	—	—	4.8

Total revenues	1,323.9	148.9	59.0	24.3	1,556.1

Benefits and expenses:
Benefits to policyholders	925.7	55.4	6.1	—	987.2
Interest credited	3.8	27.0	25.5	—	56.3
Operating expenses	159.2	19.7	20.6	8.8	208.3
Commissions and bonuses	78.0	22.6	7.0	—	107.6
Premium taxes	17.6	0.5	—	—	18.1
Interest expense	—	—	—	13.2	13.2
Net decrease (increase) in deferred acquisition costs and value of business acquired	4.6	(7.8)	(3.5)	—	(6.7)

Total benefits and expenses	1,188.9	117.4	55.7	22.0	1,384.0

Income before income taxes	$135.0	$31.5	$3.3	$2.3	$172.1

Revenues

Revenues consist primarily of premiums and net investment income. Total revenues increased $14.9 million, or 2.8%, for the third quarter of 2004, compared to the third quarter of 2003, and $35.3 million, or 2.3%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

Premiums and Sales

The following table sets forth premiums and sales for the Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Employee Benefits Premiums:
Life and AD&D(1)	$151.3	$152.4	$452.6	$454.1
Long term disability	179.9	171.5	530.5	519.7
Short term disability	46.4	40.8	131.2	121.7
Other	16.2	15.5	48.1	48.7
ERRs(2)	(0.4)	(1.8)	(9.9)	(14.6)

Total premiums	$393.4	$378.4	$1,152.5	$1,129.6

Employee Benefits Sales:
Life and AD&D(1)	$21.0	$24.0	$45.8	$60.7
Long term disability	42.0	12.0	68.4	42.5
Short term disability	12.8	5.4	25.2	22.5
Other	5.7	3.4	11.8	11.7

Total sales (annualized new premiums)	$81.5	$44.8	$151.2	$137.4

(1)	Group life and accidental death and dismemberment.
(2)	Experience rated refunds generally represent refunds on certain large group insurance contracts.

In recent months, we increased pricing flexibility in select segments and industries. We also realigned our compensation plan for field representatives and are continuing to enhance our product offerings. These actions have not changed our pricing discipline, rather we are using our own data better to focus on cases, industries, and sectors where we can be more competitive and still reach our return objectives.

The actions that began in the second quarter of 2004 to reinvigorate our sales and premium growth are beginning to show results. Sales, reported as annualized new premiums, were $81.5 million for the third quarter of 2004, compared to $44.8 million for the third quarter of 2003, and $151.2 million for the nine months ended September 30, 2004, compared to $137.4 million for the nine months ended September 30, 2003. Two sales of large group long term disability and short term disability policies contributed approximately $26 million to the sales for the third quarter of 2004. Reported new sales for the Employee Benefits segment vary by quarter, but tend to be highest in the fourth quarter when a greater number of companies purchase employee benefit plans.

Premiums in our Employee Benefits segment, excluding experience rated refunds, increased $13.6 million, or 3.6%, for the third quarter of 2004, compared to the third quarter of 2003, and $18.2 million, or 1.6%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Premium growth in our Employee Benefits segment for both comparable periods resulted from organic growth measured by salary and employment increases on existing contracts and increased sales, offset in part by the non-renewal of certain policies assumed under a 2002 reinsurance agreement with Teachers Insurance and Annuity Association (“TIAA”) that were not meeting our financial objectives.

The following table sets forth premiums and sales for the Individual Insurance segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Individual Insurance Premiums:
Annuities	$—	$0.3	$1.3	$1.1
Disability	22.8	20.8	66.1	65.3

Total premiums	$22.8	$21.1	$67.4	$66.4

Individual Insurance Sales:
Sales (annuity deposits)	$46.2	$25.1	$143.4	$81.8
Sales (annualized new disability premiums)	5.0	4.5	13.3	11.2

Total sales	$51.2	$29.6	$156.7	$93.0

Premiums in our Individual Insurance segment increased $1.7 million, or 8.1%, for the third quarter of 2004, compared to the third quarter of 2003, and $1.0 million, or 1.5%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Premiums for this segment can fluctuate from quarter to quarter due in part to an experience rated reinsurance agreement on a block of disability policies. Reinsurance premiums under this agreement, which are recorded as an adjustment to premiums, reduced premiums by $2.4 million and $1.9 million for the third quarters of 2004 and 2003, respectively, and by $4.9 million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively. If claims experience is consistent with our expectations, this reinsurance agreement is expected to reduce premiums by approximately $10 million and income before income taxes by approximately $0.8 million, both on an annual basis, decreasing gradually as the block of business matures.

Individual annuity deposits increased $21.1 million, or 84.1%, for the third quarter of 2004, compared to the third quarter of 2003, and $61.6 million, or 75.3%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Fixed-rate annuity sales have been strong for the nine months ended September 30, 2004, due to growth in our independent brokerage and financial institution distribution channels. Individual annuity assets under management were $1.05 billion at September 30, 2004. Annuity deposits are recorded as a liability and therefore are not reflected as premiums. Rather, annuity deposits earn investment income, a portion of which is credited as interest to the policyholders.

The following table sets forth premiums and assets under management for the Retirement Plans segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Retirement Plans:
Premiums	$7.3	$5.8	$19.8	$16.6

Assets under management:
General account			$989.5	$855.3
Separate account			2,010.1	1,414.3

Total assets under management			$2,999.6	$2,269.6

Premiums for the Retirement Plans segment are generated from two sources, plan administration fees that are primarily based on average daily market values of assets under management and life contingent annuities sold, which can vary significantly from period to period. Premiums increased $1.5 million, or 25.9%, for the third quarter of 2004, compared to the third quarter of 2003, and $3.2 million, or 19.3%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to increased assets under management.

Plan administration fees that are primarily based on the average daily market values of assets under management were $6.4 million for the third quarter of 2004, an 18.5% increase over the third quarter of 2003, and $18.1 million for the nine months ended September 30, 2004, a 23.1% increase over the nine months ended September 30, 2003. At September 30, 2004, assets under management for this segment reached a record $3 billion, a 16.3% increase compared to $2.58 billion at December 31, 2003. The growth in assets under management was primarily from strong underlying business fundamentals including continuing deposits, strong customer retention, and new sales growth. The increase in assets under management for the nine months ended September 30, 2004, included deposits net of withdrawals of approximately $368.2 million, net return on investments of approximately $24.2 million, and $29.7 million of increase in the market value of equity investments in the separate account.

In addition, premiums for life contingent annuities were $0.9 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Net Investment Income

Net investment income for the third quarter of 2004 was stable compared to the third quarter of 2003, and increased $7.8 million, or 2.4%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Net investment income is primarily affected by changes in levels of invested assets and interest rates. Average invested assets for the three and nine months ended September 30, 2004, increased 5.4% and 9.0%, respectively, to $7.21 billion and $7.12 billion, respectively, compared to the three and nine months ended September 30, 2003. The portfolio yield for fixed maturity securities decreased to 5.83% at September 30, 2004, from 5.98% at September 30, 2003. The portfolio yield for commercial mortgage loans decreased to 6.83% at September 30, 2004, from 7.40% at September 30, 2003. Both decreases in our portfolio yields were consistent with the overall lower interest rate environment.

Commercial mortgage loan prepayment fees were $3.9 million and $11.7 million for the three and nine months ended September 30, 2004, respectively, and $6.2 million and $12.3 million for the three and nine months ended September 30, 2003, respectively. If interest rates rise, we could see a decrease in prepayment fees.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets, neither of which is likely to occur in regular patterns. While impairments are generally not controllable, management does have discretion over the timing of sales of invested assets. Net capital gains were $1.9 million and $5.4 million for the three months ended September 30, 2004 and 2003, respectively, and were $8.0 million for each of the nine months ended September 30, 2004 and 2003, respectively. Net capital gains for the third quarters of 2004 and 2003 resulted primarily from the sale of bonds. Net capital gains during the nine months ended September 30, 2004, resulted primarily from sales of bonds and real estate. The nine months ended September 30, 2003, included a $2.7 million impairment loss on fixed maturity securities incurred mostly during the first quarter of 2003.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders, including interest credited, decreased $5.3 million, or 1.5%, for the third quarter of 2004, compared to the third quarter of 2003, and $30.4 million, or 2.9%, for the nine months ended

September 30, 2004, compared to the nine months ended September 30, 2003. The following table sets forth benefits to policyholders calculated as a percent of total premiums and total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Percent of total premiums:
Employee Benefits(1)	76.4%	82.3%	77.7%	82.3%
Individual Insurance	99.1	83.9	87.5	83.4
Percent of total revenues:
Employee Benefits(1)	65.5	69.9	66.5	70.2
Individual Insurance	43.6	36.1	38.8	37.2

(1)	Benefits to policyholders include interest credited.

In the past, the Company has presented the benefit ratio calculating benefits to policyholders as a percentage of premiums. Starting this quarter, the Company is now also presenting the benefit ratio calculating benefits to policyholders as a percentage of total revenues, as the Company uses both premiums and investment income in determining product prices.

Employee Benefits

We continued to have favorable claims experience in the Employee Benefits segment during the three and nine months ended September 30, 2004, as indicated by our benefit ratios of 76.4% and 77.7% as a percentage of total premiums, respectively, compared to the same periods of 2003. In the second quarter of 2004, we had favorable claims experience primarily from large cases, both in life and long term disability. In the third quarter of 2004, we saw that experience change, with more favorable experience coming instead from smaller cases. In addition, in the third quarter of 2004, we saw favorable incidence and lower average claims amounts in some market segments. The variations we saw this quarter, as well as last quarter, appear to demonstrate normal fluctuations in our business and do not seem to indicate developing trends. These variations do underscore the value of diversification in our business. Claims experience can be volatile when measured on a quarterly basis.

In addition, we continued to experience favorable and sustained claims recovery patterns for Employee Benefits group long term disability insurance, and as a result of our ongoing assessment of those recovery patterns, we released $3.0 million of incurred but not reported reserves in the third quarter of 2004, for a total of $9.0 million during the nine months ended September 30, 2004. If the favorable and sustained claims recovery patterns in our group long term disability insurance continue, we may release approximately $3 million more in similar reserves during the remainder of 2004 and up to an additional $9 million in the first nine months of 2005.

On a quarterly basis, we evaluate the discount rate used to establish reserves for the new claims in the quarter based on our average interest rate on new investments and our overall portfolio margin. In the Employee Benefits segment during the third quarter of 2004, we reduced the discount rate used to establish new long term disability reserves from 5.2% to 5.0%. Our overall long term disability portfolio margin at September 30, 2004, was 40 basis points for our Employee Benefits segment. Based on our current size, a 0.25% change in the discount rate will result in a quarterly change of approximately $2 million in benefits to policyholders. An increase in the discount rate will result in recording lower benefits to policyholders while a decrease in the rate will result in recording higher benefits to policyholders.

We believe our claims experience in the Employee Benefits segment for the last 12 months, 77.8% calculated as a percentage of premiums, has been more favorable than what we expect to see on an ongoing annual basis. Exclusive of releases of our incurred but not reported reserves, we believe the best indicator for the benefit ratio for this segment is our experience of the past few years. The benefit ratio for the Employee Benefits segment, calculated as a percentage of premiums on an annual basis, has been: 2003, 81.3%; 2002, 80.5%; 2001, 82.1%; and 2000, 82.1%.

Individual Insurance

The benefit ratio calculated as a percentage of total premiums for the Individual Insurance segment was 99.1% and 83.9% for the three months ended September 30, 2004 and 2003, respectively, and 87.5% and 83.4% for the nine months ended September 30, 2004 and 2003, respectively. The ratios for both comparable periods were within the normal range of variability we expect to see for this segment, which can fluctuate widely from quarter to quarter. Generally, we expect the benefit ratio calculated as a percentage of total premiums to decline from year to year for this segment, as the growth in business changes the revenue mix between net investment income and premiums. The expected decrease from year to year in the expected benefit ratio as a percentage of total premiums does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the segment.

We believe that the annual trend indicated by our past experience in the Individual Insurance segment is a reasonable indicator for the benefit ratio trend for that segment.

Operating Expenses

Operating expenses increased $5.4 million, or 7.8%, for the third quarter of 2004, compared to the third quarter of 2003, and $11.9 million, or 5.7%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

The following table sets forth relevant operating expense ratios by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Employee Benefits (% of total premiums)	14.7%	13.9%	14.6%	14.1%
Individual Insurance (% of revenues)	13.7	14.1	13.9	13.2
Retirement Plans (% of average assets under management)	1.0	1.3	1.1	1.3

Operating expenses in the Employee Benefits segment increased $5.2 million, or 9.9%, for the third quarter of 2004, compared to the third quarter of 2003, and $8.6 million, or 5.4%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The increases in operating expenses for both comparable periods were, in part, to support business growth, as evidenced by premium growth. In addition, operating expenses related to our customer service and product delivery systems were $2.4 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively, and $6.3 million and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively. We expect that for the full year 2004, we will expense approximately $11 million related to our customer service and product delivery systems, compared to an earlier expectation of approximately $13 million. For 2005 and beyond, costs, net of benefits coming from these technology enhancement projects, are expected to be reduced compared to 2004 expenses.

Income Taxes

Our effective income tax rates were 31.7% and 35.1% for the third quarters of 2004 and 2003, respectively, and 32.3% and 35.0% for the nine months ended September 30, 2004 and 2003, respectively. The effective income tax rate for the nine months ended September 30, 2004 included the cumulative effect of non-recurring tax items of approximately $3 million, primarily related to favorable outcomes on state income tax matters, and approximately $4 million, as a result of the favorable resolution of uncertainties related to the Internal Revenue Service examination of open tax years through 2001.

Results of Other Businesses

Other businesses include StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), which contributed income before income taxes and intercompany eliminations of $3.6 million and $3.1 million for the third quarters of 2004 and 2003, respectively, and $8.9 million and $8.4 million for the nine months ended September 30, 2004 and 2003, respectively. Supporting both internal and external investor demand, StanCorp Mortgage Investors’ commercial mortgage loan originations increased 14.3% to $324.0 million in the third quarter of 2004, compared to $283.5 million in the comparable period in 2003. During the nine months ended

September 30, 2004, originations increased 21.7% to $872.8 million, compared to $717.2 million in the comparable period in 2003. The increase in commercial mortgage loan originations was driven by originations for Standard Insurance Company (“Standard”) to allocate more invested assets to commercial mortgage loans. See “Liquidity and Capital Resources—Investing Cash Flows”. We expect that originations for the full year 2004 will exceed the level achieved in 2003. As of September 30, 2004, StanCorp Mortgage Investors was servicing $2.77 billion in commercial mortgage loans for subsidiaries of StanCorp and $705.8 million for other institutional investors.

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

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at September 30, 2004, made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets held.

The duration of our invested assets was well matched against the duration of our liabilities, approximating 5.1 and 5.5, respectively, at December 31, 2003. There have been no material changes in the duration of our invested assets and liabilities since those reported at December 31, 2003. Our investments generally have prepayment penalties or are not callable. As a percentage of our fixed maturity investments, callable bonds were 1.9% at September 30, 2004.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non cash items and accruals primarily related to net realized capital gains and losses, deferred income taxes, changes in reserves, and changes in other assets and liabilities. Net cash provided by operating activities increased to $293.1 million for the nine months ended September 30, 2004, compared to $269.5 million for the nine months ended September 30, 2003. The increase was primarily driven by a higher level of net income.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated. Net cash used in investing activities was $434.0 million and $618.0 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in investing activities for the nine months ended September 30, 2003, included increased investments in fixed maturity securities primarily related to the investment of proceeds from the block of business assumed from TIAA.

Net cash used in investing activities for the nine months ended September 30, 2004, included an increase in commercial mortgage loan originations, which reflected continued progress toward our target investment portfolio allocation. Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At September 30, 2004, our portfolio consisted of 61% fixed maturity securities and approximately 38% commercial mortgage loans, with the remainder in real estate. We anticipate that commercial mortgage loans will represent approximately 40% of our investment portfolio by the end of 2005.

Our fixed maturity securities totaled $4.46 billion at September 30, 2004. We believe that we maintain prudent diversification across industries, issuers, and maturities. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) as of September 30, 2004. The percentages of fixed maturity securities below investment-grade, at 3.7% and 3.3% at September 30, 2004 and 2003, respectively, were well below industry averages.

At September 30, 2004, our fixed maturity securities portfolio had gross unrealized capital gains of $242.3 million and gross unrealized capital losses of $8.2 million. Unrealized losses primarily result from holding fixed maturity securities with interest rates lower than those currently available. Bonds on our credit quality watch list totaled approximately $0.9 million in carrying value at September 30, 2004. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At September 30, 2004, commercial mortgage loans in our investment portfolio totaled $2.77 billion. We currently have a portfolio of over 3,400 commercial mortgage loans. The average loan to value ratio in the overall portfolio was 59% at September 30, 2004, and the average loan size was approximately $0.8 million. The Company receives personal recourse on almost all loans.

At September 30, 2004, there were five loans in our portfolio totaling $4.2 million that were more than sixty days delinquent and in the process of foreclosure. We had a net balance of restructured loans of $2.2 million at September 30, 2004, and a commercial mortgage loan loss reserve of $2.3 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio have been consistently better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At September 30, 2004, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	47.6% retail properties;

•	20.9% industrial properties;

•	20.4% office properties;

•	2.6% hotel/motel properties; and

•	8.5% commercial, apartment, and agricultural properties.

At September 30, 2004, our commercial mortgage loan portfolio was diversified regionally as follows:

•	51.1% Western region;

•	22.5% Central region; and

•	26.4% Eastern region.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2004, the Company had outstanding commitments to fund commercial mortgage loans totaling $208.3 million, with interest rates ranging from 4.875% to 7.0%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $172.5 million for the nine months ended September 30, 2004, compared to $174.3 million for the nine months ended September 30, 2003. The increase in policyholder fund deposits net of withdrawals for the nine months ended September 30, 2004, primarily reflected higher individual annuity sales in the Individual Insurance segment and higher deposits into the Retirement Plans segment general account assets, both of which reflected continued consumer interest in fixed-income investments.

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million, expiring June 27, 2005. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on indebtedness, financial liquidity, and risk-based capital. At September 30, 2004, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. At December 31, 2003, we had no outstanding borrowings on the previous lines of credit. The Company is not required to maintain compensating balances, but pays commitment fees. Interest charged on borrowings is based on the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing, and the amount outstanding on the lines. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide debt ratings on our senior notes. As of October 2004, debt ratings from these agencies were BBB+, Baa1, A-, and bbb+, respectively.

Our current ratings allow up to a 25% debt to total capitalization ratio. We had debt to total capitalization ratios of 18.0% and 20.1% at September 30, 2004 and 2003, respectively. Our ratios of earnings to fixed charges, including interest credited on policyholder accounts, for the nine months ended September 30, 2004 and 2003, were 3.9x and 3.3x, respectively.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 265% to 275% of the minimum company action level of Risk-Based Capital (“RBC”) required by regulators to avoid remedial action by our insurance subsidiaries (this equates to 530% to 550% of the authorized control level RBC by our states of domicile). In addition, we seek to maintain approximately 5% of consolidated equity excluding accumulated other comprehensive income, or $60 million, to fund internal growth or acquisitions. Excess capital is also used to fund holding company expenses approximating $50 million annually.

Our total excess capital at September 30, 2004, approximated $230 million. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	fund internal growth,

•	fund acquisitions that are consistent with our mission and meet our return objectives, and

•	provide a return to shareholders, via share repurchases and dividends.

The levels of excess capital we generate vary in relation to our levels of premium growth. At higher levels of premium growth, we generate less excess capital (at very high levels of premium growth, we generate the need for capital infusions). At lower levels of premium growth, we therefore generate more excess capital. Recently, with premium growth at levels lower than our long-term objective, we have accumulated additional excess capital. If not utilized, excess capital could reduce return on average equity for 2004, as the rate of return available from the related investments could be less than we would expect to achieve if invested in businesses meeting our return objectives.

Dividends from Subsidiaries

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate capital according to Oregon law. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp. StanCorp Mortgage Investors paid a $10 million dividend to StanCorp during the third quarter of 2004.

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the same amount from StanCorp and issued a $200 million subordinated surplus note. These transactions have no net financial statement impact as they eliminate in consolidation. The surplus note matures in August 2018 and bears an interest rate of 6.44% per annum. The form of the surplus note complies with the requirements of the National Association of Insurance Commissioners (“NAIC”) with respect to surplus notes, including provisions requiring the approval of the Oregon Insurance Division for any repayments of principal or for any payments of interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders, and trade creditors.

Standard’s board of directors has approved distributions to StanCorp in 2004 to pay accrued interest and to make partial repayment of principal on the intercompany surplus note. The current amount approved by the board of directors, based on excess capital at December 31, 2003, is up to $155 million. Through September 30, 2004, Standard had distributed a total of approximately $56 million to StanCorp for interest and principal payments on the surplus note. The outstanding principal balance on the surplus note was $150 million at September 30, 2004. While the surplus note is outstanding, any distributions from Standard to StanCorp will be applied to the interest and outstanding principal on the surplus note. Based on Standard’s capital adequacy, we anticipate that Standard may be able to distribute an additional amount to StanCorp in 2004 up to the difference between the $155 million approved by the board of directors and the $56 million already approved by regulators and distributed, depending on StanCorp’s capital needs and subject to approval from the Oregon Insurance Division.

Dividends to Shareholders

On November 8, 2004, the board of directors of StanCorp declared an annual cash dividend of $1.00 per share of common stock, payable December 3, 2004 to shareholders of record at the close of business on November 19, 2004. The dividend represents a 43% increase over the annual dividend of $0.70 paid per share of common stock in 2003. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital, and other factors deemed relevant by StanCorp’s board of directors.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of

Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and potential growth opportunities. During the third quarter of 2004, we repurchased 12,300 shares of common stock at a total cost of $0.8 million for a volume weighted-average price of $64.03 per common share. For the nine months ended September 30, 2004, we repurchased approximately 1.1 million shares of common stock at a total cost of $67.4 million at a volume weighted-average price of $62.69 per common share. At September 30, 2004, there were 424,600 shares remaining under the share repurchase program authorized by the board of directors on February 9, 2004. During the period from October 1 through November 7, 2004, StanCorp repurchased a total of 57,100 shares of common stock at a total cost of $3.7 million for a volume weighted-average price of $64.67 per common share. On November 8, 2004 the board of directors authorized a new share repurchase program of up to 1.5 million shares of StanCorp common stock. The new share repurchase program expires on December 31, 2005, and replaces the Company’s existing share repurchase program, which would have expired on December 31, 2005. The 367,500 shares remaining at November 8, 2004 under the replaced program are no longer available for repurchase. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Statutory Financial Accounting

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Practices set forth in publications of the NAIC. Statutory net gains from insurance operations before federal income taxes were $71.5 million and $198.2 million for the three and nine months ended September 30, 2004, respectively, compared to $65.8 million and $164.0 million for the three and nine months ended September 30, 2003, respectively. The combination of capital and surplus, including asset valuation reserve, was $1,028.6 million and $886.9 million at September 30, 2004 and 2003, respectively. The resolution of prior years’ tax examinations resulted in a $3 million reduction in third quarter federal income taxes, for a total $18 million reduction of federal income taxes for the nine months ended September 30, 2004.

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

Standard’s financial strength ratings as of October 2004 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings

•	A1 (Good) by Moody’s—5th of 16 ratings

•	A (Excellent) by A.M. Best—3rd of 13 ratings

•	AA- (Very Strong) by Fitch—4th of 16 ratings

In January 2004, Standard & Poor’s reaffirmed our debt and financial strength ratings, and raised its outlook on our ratings from stable to positive.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2002, through September 30, 2004, aggregated $0.2 million. At September 30, 2004, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

Risk Management and Reinsurance

We manage risk through sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by geography, industry, customer size and occupation, maintenance of a strong financial position, maintenance of reinsurance and risk pool arrangements, and sufficient alignment of assets and liabilities to meet financial obligations.

We cede reinsurance to limit our losses from large exposures on a single claim. We recently reviewed our retention limits and, based on our current size and recent experience, have increased our maximum retention limits effective October 1, 2004. Our maximum retention per individual for group life and AD&D combined increased from $500,000 to $750,000. Our maximum retention for group disability insurance increased from $10,000 to $15,000 monthly benefit per individual. Except for certain policies in the Minnesota Life Insurance Company (“Minnesota Life”) business, our maximum retention increased generally from $3,500 to $5,000 monthly benefit per individual for individual disability policies with effective dates on or after October 1, 2004. Individual disability policies with effective dates prior to October 1, 2004 remain at their original retention limits, except for policies eligible for recapture. On certain Minnesota Life business, we have a maximum retention of $6,000 monthly benefit per individual. The retention increases are expected to increase premiums approximately $12 million annually, which is considered in our expectation for premium growth. See “Executive Summary—Outlook”.

Concentration of risk by geographical location is inherent in the group life insurance products we offer. Effective October 1, 2004, we maintain reinsurance coverage for catastrophe losses related to group life and AD&D through a catastrophe reinsurance agreement. We also participate with other insurance companies in a catastrophe reinsurance pool to spread the risk of catastrophe losses on group life and AD&D over participating members. The annual fees paid by the Company to participate in the pool and claims to date have been immaterial.

Through the combination of the catastrophe reinsurance agreement and our participation in a catastrophe reinsurance pool, we have coverage of up to approximately $300 million per event. However, as a member of the pool, we are exposed to potential losses experienced by other participating members of approximately $65 million for a single event for losses submitted by a single company, and approximately $160 million for a single event for losses submitted by multiple companies. If we had been a member of the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million, compared to the pre-tax charges of $5 million actually incurred.

The Company’s percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force of all pool participants. There are no exclusions in the reinsurance pool. However, our catastrophe reinsurance agreement does exclude certain nuclear, biological and chemical acts of terrorism.

We have group life insurance exposure to certain customers in amounts significantly in excess of our catastrophe reinsurance coverage. Because of our concentration of risk, an occurrence of a significant catastrophic event or a change in the ongoing nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6, Contingencies and Commitments.”

New and Adopted Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8, Accounting Pronouncements.”

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, deferred acquisition costs and value of business acquired, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition. Please refer to our discussion of critical accounting policies in our Form 10-K for the year ended December 31, 2003.

Forward-looking Statements

We have made in this Form 10-Q, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements that are not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance, and are identified by words such as “believes,” “could,” “expects,” “intends,” “may,” “will,” “if,” “should,” “anticipates,” or the negative of those words or other comparable terminology.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	achievement of financial results, including: growth of sales, premiums and annuity deposits; earnings; assets under management including performance of equities in the separate account; return on equity including utilization of excess capital; or expense management including the realization of expected net benefits from technology enhancements;

•	benefit ratios, including changes in morbidity, mortality and recoveries;

•	persistency;

•	adequacy of reserves established for future policy benefits;

•	credit quality of the holdings in our investment portfolios;

•	adverse experience in delinquency rates or loss experience in our mortgage loan portfolio;

•	concentration of commercial mortgage loan assets collateralized in California;

•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;

•	changes in interest rates, commercial mortgage loan prepayment fees, or the condition of the economy;

•	the impact of rising medical costs on employer budgets for employee benefits;

•	integration and performance of business assumed through reinsurance;

•	competition from other insurers and financial services companies;

•	financial strength ratings;

•	changes in the regulatory environment at the state or federal level, including developments of industry investigations regarding insurance broker compensation;

•	adverse findings in litigation or other legal proceedings;

•	receipt of dividends from, or contributions to, our subsidiaries;

•	adequacy of the diversification of risk by industry, geography and customer size;

•	adequacy of matching between assets and liabilities;

•	concentration of risk inherent in group life products; and

•	availability and adequacy of reinsurance and catastrophe reinsurance coverage and potential charges incurred and events of terrorism, natural disasters, or other catastrophic events.

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

(b)    Changes in internal control.    There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have affected materially, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    The following table sets forth share purchases made, for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2004	12,300	$64.03	12,300	424,600
August 1-31, 2004	—	—	—	424,600
September 1-30, 2004	—	—	—	424,600

Total third quarter	12,300	64.03	12,300

On February 9, 2004, the board of directors authorized the repurchase of 1.5 million shares of common stock under a share repurchase program. During the period from October 1 through November 7, 2004, StanCorp repurchased a total of 57,100 shares of common stock at a total cost of $3.7 million for a volume weighted-average price of $64.67 per common share. On November 8, 2004 the board of directors authorized a new share repurchase program of up to 1.5 million shares of StanCorp common stock. The new share repurchase program expires on December 31, 2005, and replaces the Company’s existing share repurchase program, which would have expired on December 31, 2005. The 367,500 shares remaining at November 8, 2004 under the replaced program are no longer available for repurchase.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 10.14	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	By:	/s/ ERIC E. PARSONS
Eric E. Parsons Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2004	By:	/s/ CINDY J. MCPIKE
Cindy J. McPike Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
10.14	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith