Form 10-K
period 2004-12-31
STANCORP FINANCIAL GROUP INC
filed 2005-03-10
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒      No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, was approximately $1.88 billion based upon the closing price of $67.00 on June 30, 2004. For this purpose, directors and executive officers of the corporation are considered to be affiliates; the aggregate market value of their collective holdings of voting and non-voting common equity has been excluded accordingly.

As of February 25, 2005, there were 28,438,972 shares of the Registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference in Parts I and III.

StanCorp Financial Group, Inc.	1

2	StanCorp Financial Group, Inc.

Part I

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

AVAILABLE INFORMATION

StanCorp files its annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document StanCorp files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-942-8090). The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. StanCorp’s electronic SEC filings are available to the public at www.sec.gov.

StanCorp’s Internet site for investors is www.stancorpfinancial.com/investors. StanCorp makes available free of charge through its Internet site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

StanCorp also makes available on www.stancorpfinancial.com/investors (i) its Corporate Governance Guidelines, (ii) its Codes of Business Ethics (including any waivers therefrom granted to executive officers or directors), and (iii) the charters of the Audit, Organization and Compensation, and Nominating and Corporate Governance Committees of its Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning:

Shareholder Relations Department

StanCorp Financial Group, Inc.

1100 SW Sixth Avenue

Portland, OR 97204

(800) 378-8360

Item 1.	Business

FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Annual Report on Form 10-K, including those relating to the Company’s strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, the factors listed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements” in Part II, Item 7, of this Report.

As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results to future periods. Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

StanCorp is a leading provider of employee benefit products and services serving the life and disability insurance needs of employer groups and individuals. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states. We also provide accidental death and dismemberment (“AD&D”) and dental insurance, annuity products and retirement plan products and services. Our mortgage business originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and for sale to institutional investors. We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans, each of which is described below.

MISSION AND STRATEGY

Our mission is to exceed customers’ needs for financial products and services in growing markets where the application of specialized expertise creates potential for superior shareholder returns. Our vision is to lead the financial services industry in service, in expertise, and in doing what matters for customers. We operate in select financial product and services growth markets and seek to

StanCorp Financial Group, Inc.	3

Part I

compete on expertise, differentiation, and customer service, while maintaining a strong financial position.

StanCorp’s strategy includes:

•	maintaining strong growth rates in traditional risk acceptance businesses (disability and group life insurance);
•	developing greater diversification by taking advantage of market opportunities, demographic trends, and capital synergies; and
•	significantly increasing the rate of growth of our asset accumulation, asset management, and non-traditional risk acceptance businesses to contribute 25% of pre-tax income over the next few years.

Our ability to accomplish this strategy is dependent on a number of factors, some of which involve risks or uncertainties that we are unable to predict. See “Competition” and “Critical Factors Affecting Results of Operations,” below, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements” in Part II, Item 7, of this Report for further information.

DEVELOPMENT OF STANCORP

We were incorporated under the laws of Oregon in 1998. We conduct business through our subsidiaries, Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); and StanCorp Equities, Inc. We are headquartered in Portland, Oregon.

Standard, our largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territories of Guam and the Virgin Islands. Standard expanded its business in 2000 by reinsuring a block of individual disability insurance business from Minnesota Life Insurance Company (“Minnesota Life”), and in 2002 by reinsuring a block of group life and disability business from Teachers Insurance and Annuity Association of America (“TIAA”).

The Standard Life Insurance Company of New York was organized in 2000, and is licensed to provide long term and short term disability, life, AD&D, and dental insurance for groups in New York.

StanCorp Investment Advisers is a SEC registered investment adviser providing performance analysis, fund selection support, and model portfolios to our retirement plan clients and other third parties. It also provides investment management services to third parties and subsidiaries of StanCorp.

StanCorp Mortgage Investors originates and services small fixed-rate commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors.

StanCorp Equities, Inc. is a licensed broker-dealer. For the sale of registered contracts, a broker-dealer must serve as principal underwriter and distributor, providing supervision and oversight that is required by the National Association of Securities Dealers. Standard has developed a registered contract to expand its market to 403(b) plans, 457 tax exempt plans, and nonqualified deferred compensation plans of private employers. StanCorp Equities, Inc. will act as the principal underwriter and distributor of registered contracts for Standard. In February of 2005, the registered contracts became available for sale.

MARKET POSITION

Based on 2004 insurance industry in force premium statistics in the United States, provided by John Hewitt & Associates and LIMRA International, we have leading market positions, with single digit market share in these product lines:

•	4th largest provider of group long term disability insurance
•	4th largest provider of group short term disability insurance
•	8th largest provider of individual disability insurance
•	9th largest provider of group life insurance

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

4	StanCorp Financial Group, Inc.

Standard’s financial strength ratings as of February 2005 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 rankings
•	A1 (Good) by Moody’s—5th of 16 rankings
•	A (Excellent) by A.M. Best—3rd of 13 rankings
•	AA- (Very Strong) by Fitch—4th of 16 rankings

SEGMENTS

We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans. Measured as a percentage of total revenues, revenues for each of our three segments for the year ended December 31, 2004 were 84.5% for Employee Benefits, 9.7% for Individual Insurance and 4.0% for Retirement Plans. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues—Premiums” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statement—Segments.”

Employee Benefits Segment

The Employee Benefits segment sells disability, life, AD&D and dental insurance products to employer groups ranging in size from two lives to over 180,000 lives, and has more than 29,500 group insurance policies in force, covering about 6.7 million employees as of December 31, 2004.

Our group insurance products are sold by sales representatives through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 42 field offices in principal metropolitan areas of the United States. The field offices also provide sales support, customer service and limited underwriting through a field administrative staff. The Company’s arrangements with brokers include compensation earned at the time of sale, and, in some situations, also include compensation related to the overall performance of a block of business (performance related compensation). In most cases, the overall performance of a block of business is measured in terms of volume and persistency (customer retention).

Group long term disability insurance contributed approximately 46% of 2004 premiums for the segment. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time. The Company’s basic long term disability product covers disabilities that occur during the policy period both at work and elsewhere. In order to receive disability benefits, an employee must be continuously disabled for a specified waiting period, which generally ranges from 30 to 180 days. The benefits usually are reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation, and sick leave. The benefits also may be subject to certain maximum amounts and benefit periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including up to normal retirement age or longer.

Generally, group long term disability policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates.

Group life and AD&D insurance contributed approximately 39% of 2004 premiums for the segment. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group short term disability insurance contributed approximately 11% of 2004 premiums for the segment. Group short term disability insurance provides partial replacement of earnings to insured employees who are disabled. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits. Maximum benefit periods generally do not exceed 26 weeks. Group short term disability benefits also may be reduced by other income, such as sick leave, that a disabled insured employee may receive. Our basic short term disability products generally cover only non-occupational disabilities.

Group dental insurance contributed approximately 4% of 2004 premiums for the segment. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan, which are differentiated by the levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

StanCorp Financial Group, Inc.	5

Part I

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. Our disability insurance products are sold nationally through master general agents and brokers, primarily to physicians, lawyers, executives, other professionals and small business owners. The compensation paid to master general agents and brokers consists primarily of a percentage of premiums. Master general agents and some brokers are eligible for a bonus based on sales volume and persistency of business written by them. This segment also sells business overhead expense coverage, which reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage, which provides funds for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability. Non-cancelable policies, guaranteeing the customer a fixed premium rate for the life of the contract, represented 88% of sales based on annualized new premiums for 2004.

Fixed-rate annuities are distributed through master general agents, brokers, and financial institutions. The compensation paid to master general agents, financial institutions, and brokers consists primarily of a percentage of premiums and deposits. Master general agents are eligible for a bonus based on the volume of annuity business sold by the financial institutions and brokers. The target market is any individual seeking conservative investments to meet their retirement or other financial goals. The fixed-rate annuity product portfolio includes deferred annuities with initial interest rate guarantees generally ranging from one to six years and a full array of single premium immediate annuity income payment options.

Retirement Plans Segment

The Retirement Plans segment offers full-service 401(k), 457, defined benefit, money purchase pension, and profit sharing plan products and services to small and medium sized employers. Subsequent to December 31, 2004, this segment began offering 403(b) and non-qualified deferred compensation products through an affiliated broker-dealer. Our 401(k) product, which is our primary retirement plan product, offers participants a stable value investment option, managed by Standard, and third-party brand name mutual funds through a separate account. Mutual funds offered as of December 31, 2004 are from ABN AMRO, AMR Investments, American Century, Brandywine, California Investment Trust, Davis New York, Dodge and Cox, Federated, Fidelity, Franklin Templeton, GE, Harbor, Harris, Hotchkis and Wiley, JP Morgan, Munder, Neuberger Berman, Oppenheimer, PIMCO, Rainier, Sterling, T. Rowe Price, TCW Galileo, UMB Scout, Vanguard, and William Blair. Funds offered in our retirement plans are continuously evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process. Approximately 80% of plan sponsors use StanCorp Investment Advisers to provide fund performance analysis and selection support.

The Retirement Plans segment sells products and services primarily through brokers, employee benefit consultants, and other distributors served by our sales representatives throughout the United States. Brokers are compensated based on a percentage of the combination of deposits and assets. Generally, compensation is disclosed to the customer by the Company. Most of our retirement plan customers receive financial, record-keeping and administrative services, although financial services only or financial and record-keeping services only are also available.

The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets under management, and investment margin on general account assets under management, which is a fixed-income investment option. The investment margin is the excess of net investment income over related interest credited to policyholders. In addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement.

In two recent surveys for 2004, the Retirement Plans segment was recognized as an outstanding 401(k) provider. It earned 32 Best in Class awards in PLANSPONSOR magazine’s 2004 defined contribution plan survey, almost doubling last year’s total of 18 awards, and more than any other company in the survey with plans under $50 million in assets. In the Boston Research Group’s 2004 survey of small defined contribution plans under $5 million in assets, Standard was rated number one in terms of overall satisfaction by plan sponsors, beating out all other providers in the categories of overall satisfaction, employee education, participant Web site, recordkeeping, ERISA services, telephone representatives, and satisfaction with relationship manager and plan coordinator.

Other

In addition to our three segments, we conduct other financial service businesses that are generally non-insurance related. These include StanCorp Mortgage Investors, our commercial mortgage lending business, and StanCorp Investment Advisers, our registered investment adviser. This

6	StanCorp Financial Group, Inc.

category also includes net capital gains and losses on investments, return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on senior notes and adjustments made in consolidation.

COMPETITION

Competition for sale of our products comes primarily from other insurers and financial services companies such as banks, broker-dealers, and mutual funds. Some competitors have greater financial resources, offer a broader array of products, and may have higher financial strength ratings. Pricing is a competitive issue in the markets we serve. We do not seek to compete primarily on price. While we believe our products and service provide superior value to our customers, a significant price difference between our products and those of some of our competitors may result in periods of declining new sales, reduced persistency (customer retention), lower premium growth, and increased sales force attrition. See “Critical Factors Affecting Results of Operations—Pricing.”

CRITICAL FACTORS AFFECTING RESULTS OF OPERATIONS

Group employee benefits insurance (our Employee Benefits segment) is our largest business and represented 92.7%, 93.2% and 92.8% of total premiums for the years ended December 31, 2004, 2003 and 2002, respectively. In addition to competition, three factors can have a critical impact on the financial results of our Employee Benefits operations: claims experience, economic conditions and pricing.

Claims experience. We have a large and well-diversified group insurance business. However, short term fluctuations in our claims experience can cause our financial results to be volatile when measured on a quarterly basis.

Economic Conditions. The rate of wage and employment growth can influence premium growth in our Employee Benefits segment. In addition, our financial results are sensitive to changing interest rates and their effect on product pricing because premiums collected today must be invested to provide a return sufficient to meet the future claims of policyholders. For that reason, we closely monitor changes in interest rates and make changes to our pricing, as appropriate. Interest rates also affect the discount rates we use to establish reserves.

Pricing. One of the key components of our pricing decisions for our insurance products is the investment return available to us. In periods of decreasing interest rates, the returns available to us from our primary investments, fixed maturity securities and commercial mortgage loans, decline. This requires us to increase the price of some of our products in order to maintain our targeted returns. If our competitors do not make similar adjustments to their product pricing or if they have a higher return on investments, our products may be more expensive than those offered by competitors. Alternatively, in periods when interest rates are increasing, we can reduce premium rates, and therefore reduce pricing pressure to customers. Given the cyclical nature of interest rates and the negative financial consequences of under-pricing, we believe that our practice of maintaining a disciplined approach to product pricing provides the best long term pricing stability, stable renewal pricing for our customers, higher levels of persistency, and therefore, the best long term financial success for our company.

RISK MANAGEMENT

We manage risk through sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by customer geography, industry, size and occupation, maintenance of a strong financial position, maintenance of reinsurance and risk pool arrangements, and sufficient alignment of assets and liabilities to meet financial obligations.

Diversification of Products

We achieve earnings diversification by offering insurance products such as group life, group long term disability, and individual disability products. These products have differing price, market and risk characteristics. We plan to further diversify our earnings so that income before income taxes from other products such as group dental, individual fixed-rate annuities, retirement plans, investment management and commercial mortgage loan originations constitute approximately 25% of income before income taxes. We plan to accomplish this diversification in a disciplined fashion over the next few years through continued growth in these businesses and consideration of acquisitions in these businesses that fit our mission statement and return objectives.

StanCorp Financial Group, Inc.	7

Part I

Diversification of Customer Industry, Geography and Size

We seek to diversify risk by customer industry, geography and size measured by the number of insured employees. In force premium distribution by industry, geography, and customer size for group long term disability and group life products was as follows as of December 31, 2004:

Customer Industry
Public	27%
Education	15
Services	13
Professional	11
Manufacturing	10
Finance	6
Retail	4
Other	14
Total	100%

Customer Geography
Northeast	18%
Southeast	20
Central	26
Western	36
Total	100%

Customer Size (employees)
1-99	15%
100-2,499	35
2,500-7,499	19
7,500+	31
Total	100%

Reinsurance

In order to limit our losses from large exposures, we enter into reinsurance agreements with other insurance companies. During 2004, we reviewed our retention limits and, based on our current size and recent experience, increased our maximum retention limits for our group and individual disability and group life and AD&D contracts. Effective October 1, 2004, we increased our maximum retention limits per individual for group life and AD&D combined from $500,000 to $750,000. Our maximum retention for group disability insurance increased from $10,000 to $15,000 monthly benefit per individual. Except for certain policies in the block of business we assumed from Minnesota Life, our maximum retention increased generally from $3,500 to $5,000 monthly benefit per individual for individual disability policies with effective dates on or after October 1, 2004. On certain Minnesota Life business, we have a maximum retention of $6,000 monthly benefit per individual.

Standard participates in a reinsurance and third party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.5%, 3.5%, and 3.6% of the Company’s total premiums for 2004, 2003, and 2002, respectively. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management, and other administrative services under the arrangement. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2004 was $200.1 million.

During 2002, Standard formed a strategic marketing alliance with Ameritas that offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement that provides for approximately 15% of the net dental premiums written by Standard and the risk associated with these premiums, to be ceded to Ameritas.

In addition to product-specific reinsurance arrangements, we maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D. Through a combination of our participation in a catastrophe reinsurance pool and a catastrophe reinsurance agreement, we have coverage of up to approximately $300 million per event.

Catastrophe Reinsurance Pool

Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over approximately 35 participating members. The annual fees paid by the Company to participate in the pool and claims to date have been minor. As a member of the pool, we are exposed to potential losses experienced by other participating members of approximately $65 million for a single event for losses submitted by a single company, and approximately $160 million for a single

8	StanCorp Financial Group, Inc.

event for losses submitted by multiple companies. If we had been a member of the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million compared to pre-tax charges of $5 million incurred. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war, or nuclear, biological and chemical acts of terrorism.

Catastrophe Reinsurance Agreement

Effective October 1, 2004, we maintain reinsurance coverage for catastrophe losses related to group life and AD&D through a catastrophe reinsurance agreement. This agreement excludes nuclear, biological and chemical acts of terrorism.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) provided for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. In June 2004, TRIA was extended through the end of 2005. Group life insurance is not currently covered under TRIA. Group life insurance represents a significant portion of our revenues and income. Concentration of risk is inherent in the group life insurance products we offer and we have group life insurance exposure to certain customers in amounts significantly in excess of our catastrophe reinsurance coverage. Because of our concentration of risk, an occurrence of a significant catastrophe or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Asset/Liability and Interest Rate Risk Management

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset/Liability and Interest Rate Risk Management.”

INVESTMENTS

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically, subject to minimum interest rate guarantees. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long term reserves makes it possible to allocate a significant portion of invested assets to long term fixed-rate investments, including commercial mortgage loans. The ability to allocate a significant portion of investments to commercial mortgage loans, combined with StanCorp Mortgage Investors’ unique expertise with respect to its market niche for small, fixed-rate commercial mortgage loans, provides the ability to achieve a higher yield on the overall investment portfolio. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

REGULATION

State and Federal Laws and Regulations

The insurance industry in the United States is subject to extensive regulation. Standard is regulated in all states other than New York, and in the District of Columbia. The Standard Life Insurance Company of New York is regulated in New York. Such regulation relates to, among other things, terms and provisions of insurance policies, market conduct practices, maintenance of capital and payment of distributions, and financial reporting on a statutory basis of accounting.

Beginning in 2005, certain investment funds we manage related to registered group variable annuity products are registered investment companies under the Investment Company Act of 1940. Those funds and the StanCorp entity that serves as the funds’ investment adviser are subject to that act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser.

Registered investment advisers are subject to regulation under the Investment Advisers Act of 1940. This Act requires, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions.

The Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC and the New York Stock Exchange thereunder have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor

StanCorp Financial Group, Inc.	9

Part I

independence, pre-approval of auditor fees and services and disclosure and internal control procedures. We are committed to industry best practices in these areas and believe we are in compliance with the relevant rules and regulations.

Violation of applicable laws and regulations can result in legal or administrative proceedings which can result in fines, penalties, cease and desist orders or suspension or expulsion.

Capital Requirement—Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital (“RBC”), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer.

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 265% to 275% of the minimum company action level of RBC required by state regulators to avoid remedial action by our insurance subsidiaries (this equates to 530% to 550% of the authorized control level RBC by our states of domicile).

Broker Compensation Issues

During the third quarter of 2004, two significant insurance industry issues surfaced surrounding compensation of insurance brokers. The first related to issues of bid-rigging, or deceptive sales practices used to steer customers to certain insurance companies or coverages. The second pertained to payment and disclosure of insurance broker compensation. Related to these issues:

•	The Company has received an informational request related to sales compensation practices, but has not been named by any government agency in any matter related to bid-rigging or improper insurance broker contingent compensation practices.
•	The Company is not aware of any actions on its part that could be related to or construed as bid-rigging.
•	The Company’s arrangements with brokers include compensation earned at the time of sale, and, in some situations, also include compensation related to the overall performance of a block of business (performance related commissions). In most cases, the overall performance of a block of business is measured in terms of volume and persistency (customer retention).
•	The Company paid performance related commissions of $6.4 million for its employee benefits business and a total of $2.2 million for all of its other businesses in 2004. Total performance related commissions represented less than 6% of total commissions and bonus expense for 2004.
•	The Employee Benefits and Retirement Plans segments of the Company expect to continue our current programs for existing and new broker relationships, but have no plans for any new performance-related commission arrangements at this time.

The Company will continue to monitor developments around broker compensation. We look forward to the clarification in both regulations and disclosure that will come as these matters develop.

EMPLOYEES

At December 31, 2004, StanCorp and its subsidiaries had 2,770 full-time equivalent employees. Approximately 75% of the Company’s operations are located in Portland, Oregon.

Item 2.	Properties

Principal properties owned by Standard and used by the Company consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 457,000 square feet; and the Standard Plaza, with approximately 216,000 square feet. In addition, Standard leases 160,000 square feet of office space in a third office building, also located in downtown Portland, Oregon, and 60,000 square feet of offsite storage. All three of our business segments use the facilities described above. The Company also leases 56 offices under commitments of varying terms to support its sales and regional processing offices throughout the United States. Late in 2004, the Company acquired 72,000 square feet of office space in Hillsboro, Oregon. Two of our investment businesses are expected to move to the Hillsboro location in the first quarter of 2005. Management believes that the capacity and types of facilities are suitable and adequate. Management may evaluate additional square footage in 2005 to accommodate its increasing workforce. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies—Property and equipment, net.” See also Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Contingencies and Commitments.”

10	StanCorp Financial Group, Inc.

Item 3.	Legal Proceedings

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2004. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of StanCorp’s shareholders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors of StanCorp is set forth under the captions “Election of Directors” and “Corporate Governance—Committees of the Board” in the 2005 Proxy Statement and is incorporated herein by reference.

The information with respect to executive officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Information relating to beneficial ownership reporting compliance by directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement, and is incorporated herein by reference.

We have Codes of Business Ethics for all Directors, senior executive officers including the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of StanCorp (its principal executive officer and principal financial and accounting officer, respectively), and employees of the Company. The Codes of Business Ethics are available on the Company’s web site at www.stancorpfinancial.com/investors. A copy of the Codes of Ethics will be provided without charge to any person who requests them by writing to the address or telephoning the number indicated under “Available Information” on page 3. We will disclose on our web site any amendments to or waivers from our Codes of Business Ethics applicable to Directors or executive officers of StanCorp, including the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, in accordance with all applicable laws and regulations.

The executive officers of StanCorp are as follows:

Name	Age (as of March 10, 2005)	Position
John M. Bernard*	49	Senior Vice President, Operational Excellence
Kim W. Ledbetter*	52	Senior Vice President, Asset Management and Individual Disability
Cindy J. McPike	42	Senior Vice President and Chief Financial Officer of StanCorp and Standard
J. Gregory Ness*	47	Senior Vice President, Employee Benefits
Eric E. Parsons	56	Chairman, President and Chief Executive Officer of StanCorp and Standard
Michael T. Winslow	50	Senior Vice President, General Counsel and Corporate Secretary of StanCorp and Standard

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

Set forth below is biographical information for the executive officers of StanCorp:

John M. Bernard has been senior vice president, operational excellence since February of 2004. Mr. Bernard also oversees the Company’s Information Technology function. Prior to joining Standard, Mr. Bernard served as president, chief executive officer and co-founder of StoriedLearning, Inc. since 2000. From 1998 to 2000, Mr. Bernard served as president, chief executive officer and co-founder of Capabiliti Incorporated.

Kim W. Ledbetter, FSA, CLU, has been senior vice president, asset management and individual disability since June of 2004, in charge of all of Standard’s investment operations, including StanCorp Mortgage Investors, StanCorp Investment Advisers and our real estate department. Mr. Ledbetter also continues to oversee the individual insurance and retirement plans divisions, positions he has held since 1997 and 1994, respectively.

StanCorp Financial Group, Inc.	11

Part I

Cindy J. McPike, CPA, has been senior vice president and chief financial officer of StanCorp and Standard since July of 2004. Prior to this, Ms. McPike was vice president and chief financial officer since July of 2002. Ms. McPike was vice president, controller and treasurer of StanCorp and Standard since July of 2001. Ms. McPike served in officer positions at StanCorp and Standard since 1999 and was manager, corporate accounting of Standard from 1998 to 1999. Prior to joining Standard, Ms. McPike served in various management positions at NW Natural, most recently as director of Internal Audit.

J. Gregory Ness, LLIF, has been senior vice president, employee benefits division since April of 2004. Previously, Mr. Ness was senior vice president, investments of Standard since 1999. Mr. Ness was vice president and corporate secretary of StanCorp from its incorporation until 2000. From 1997 to 1999, Mr. Ness was vice president and corporate secretary of Standard.

Eric E. Parsons has been chairman, president and chief executive officer of StanCorp and Standard since May of 2004. Prior to this, Mr. Parsons was president since May 2002 and chief executive officer since January 2003. Mr. Parsons was senior vice president and chief financial officer of StanCorp from its incorporation until 2002 and was senior vice president and chief financial officer of Standard from 1998 through 2002. From 1997 to 1998, Mr. Parsons was senior vice president and chief financial and investment officer of Standard.

Michael T. Winslow, JD, has been senior vice president, general counsel and corporate secretary of StanCorp and Standard since July of 2004. Prior to this, Mr. Winslow was vice president, general counsel and corporate secretary since 2001. Prior to joining StanCorp, Mr. Winslow served as assistant general counsel and chief compliance officer for PacifiCorp.

AUDIT COMMITTEE

StanCorp has a separately-designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. The members of the Audit Committee are Virginia L. Anderson, Wanda G. Henton, Jerome J. Meyer, Ralph R. Peterson, and Michael G. Thorne.

AUDIT COMMITTEE FINANCIAL EXPERT

Information regarding the audit committee financial expert is reported under the caption “Committees of the Board” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

12	StanCorp Financial Group, Inc.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(c) The following table sets forth share purchases made, for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
October 1-31, 2004	57,100	$64.67	57,100	367,500
November 1-30, 2004	46,400	77.87	46,400	1,453,600
December 1-31, 2004	—	—	—	1,453,600

Total fourth quarter	103,500	70.59	103,500

StanCorp’s common stock is listed on the New York Stock Exchange under the symbol “SFG.” As of February 25, 2005, there were 46,694 shareholders of record of common stock.

The high and low sales prices as reported by the New York Stock Exchange and cash dividends paid per share of common stock were as follows by calendar quarter:

	2004
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$83.60	$75.22	$67.25	$69.05
Low	62.50	63.76	58.80	63.10
Dividends paid	1.00	—	—	—

	2003
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$63.80	$59.25	$55.49	$52.45
Low	57.35	50.20	50.77	46.21
Dividends paid	0.70	—	—	—

The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors. It is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by StanCorp’s board of directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.”

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 8, 2004, the board of directors authorized a new share repurchase program of up to 1.5 million shares of StanCorp common stock. The new share repurchase program expires on December 31, 2005, and replaced the Company’s previous share repurchase program.

During 2004, the Company repurchased approximately 1.2 million shares of common stock at a total cost of $74.7 million for a volume weighted-average price of $63.38 per common share. At December 31, 2004, the Company had 1,453,600 shares remaining under its current share repurchase program. Also during 2004, the Company acquired 26,749 shares of common stock from executive officers to cover tax liabilities resulting from the release of performance-based shares at a total cost of $1.8 million for a volume weighted-average price of $67.40 per common share.

During 2003, the Company repurchased 185,700 shares of common stock at a total cost of $9.3 million for a volume weighted-average price of $50.35 per common share. Also during 2003, the Company acquired 22,986 shares of common stock from executive officers to cover tax liabilities resulting from the release of performance-based shares at a total cost of $1.1 million for a volume weighted-average price of $47.76 per common share.

StanCorp Financial Group, Inc.	13

Part II

Item 6.	Selected Financial Data

The following financial data at or for the years ended December 31, should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

(In millions—except share data)	2004	2003	2002	2001	2000
Income Statement Data:
Revenues
Premiums	$1,678.7	$1,609.3	$1,383.3	$1,231.7	$1,102.0
Net investment income	452.6	441.8	385.1	352.6	362.4
Net capital gains (losses)	11.5	9.3	(19.7)	—	(1.8)
Other	6.9	6.4	5.9	5.1	4.1
Total revenues	2,149.7	2,066.8	1,754.6	1,589.4	1,466.7
Benefits and expenses
Benefits to policyholders(1)(2)	1,367.7	1,372.8	1,190.0	1,095.7	1,019.9
Operating expenses(3)	472.3	436.7	387.6	329.1	304.7
Interest expense	17.7	17.5	5.0	0.1	1.0
Total benefits and expenses	1,857.7	1,827.0	1,582.6	1,424.9	1,325.6
Income before income taxes	292.0	239.8	172.0	164.5	141.1
Income taxes	92.6	83.5	61.0	58.5	46.4
Net income	$199.4	$156.3	$111.0	$106.0	$94.7
Benefit Ratio (% of total premiums):
Employee Benefits(2)	77.4%	81.3%	80.5%	82.1%	82.1%
Individual Insurance(2)	87.5	87.8	99.8	104.5	n/a (4)
Per Common Share:
Basic net income	$6.97	$5.39	$3.77	$3.47	$2.97
Diluted net income	6.90	5.33	3.73	3.44	2.95
Market value at year end	82.50	62.88	48.85	47.25	47.75
Dividends declared and paid	1.00	0.70	0.40	0.30	0.27
Basic weighted-average shares outstanding	28,596,103	28,989,550	29,435,920	30,553,049	31,878,834
Diluted weighted-average shares outstanding	28,919,094	29,334,559	29,772,402	30,835,722	32,125,596
Ending shares outstanding	28,444,839	29,300,723	29,185,276	29,782,966	31,565,486
Balance Sheet Data:
General account assets	$8,873.4	$8,296.0	$7,727.9	$6,257.8	$5,766.9
Separate account assets	2,338.6	1,685.7	1,018.6	1,019.2	1,092.7
Total assets	$11,212.0	$9,981.7	$8,746.5	$7,277.0	$6,859.6
Long-term debt	258.1	272.0	259.0	9.1	9.4
Total liabilities	9,810.9	8,672.2	7,593.9	6,303.3	5,935.2
Total equity	1,401.1	1,309.5	1,152.6	973.7	924.4
Statutory Data:
Net gain from operations before federal income taxes	$275.8	$214.2	$111.9	$118.0	$148.4
Net gain from operations after federal income taxes and before realized capital gains (losses)	191.5	138.9	33.1	126.8	43.0
Capital and surplus	942.5	876.1	817.6	641.9	517.7
Asset valuation reserve	73.8	54.3	35.8	44.4	39.8

(1)	Includes benefits to policyholders and interest credited.
(2)	2001 benefits to policyholders included pre-tax charges related to the terrorist events of September 11, 2001 of $4.3 million for Employee Benefits and $0.7 million for Individual Insurance. These charges were excluded from the calculation of the benefit ratio.
(3)	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs and value of business acquired.
(4)	2000 Individual Insurance benefit ratio is not comparable to subsequent years due to $70.0 million of premiums from Individual life products; this product line was sold to Protective Life effective January 1, 2001.

14	StanCorp Financial Group, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. See Item 8, “Financial Statements and Supplementary Data.” Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. See “Critical Accounting Policies and Estimates.”

We have made in this Form 10-K, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. See “Forward-looking Statements.”

EXECUTIVE SUMMARY

Financial Results Overview

Our financial results for 2004 were strong despite challenging economic conditions, including slow job growth and low interest rates. Net income for the full year 2004 was $6.90 per diluted share, a 29.5% increase compared to $5.33 per diluted share for the full year 2003. Net income for the full year 2004 was $199.4 million, a 27.6% increase compared to $156.3 million for 2003. These results represent growth in all of our business segments fueled by strong sales and favorable business retention. Other factors contributing to the solid results included favorable claims experience, the resolution of certain income tax matters, and a continued high level of commercial mortgage loan prepayment fees.

Outlook for 2005

It has been our long-term objective to grow premiums in the range of 10% to 12% annually. Economic conditions, including low interest rates and limited job growth, together with the rising cost of medical premiums faced by our customers, negatively impacted our sales and premium growth in 2004. We believe that improving economic conditions will positively affect our results in 2005. Significant factors that are likely to influence our 2005 financial results when compared to 2004 include:

•	Net income for 2004 included reductions in income taxes from resolutions of certain income tax matters. We do not expect these items to recur in 2005.
•	Strong sales and customer retention in the third and fourth quarters of 2004 will contribute to premium growth in 2005. The Company currently expects to achieve its long-term objective of 10% to 12% premium growth in 2005.
•	The Company expects the benefit ratio (ratio of benefits to policyholders including interest credited to premiums) for the Employee Benefits segment for 2005 to be lower than the average over the last few years due to expected increases in new investment interest rates and a potential $9 million release of reserves.
•	Commercial mortgage loan prepayment fees are expected to continue to decrease in 2005 as we expect interest rates to rise.
•	To support enhanced investment in customer service systems technology and processes in each of the Company’s businesses in 2005, we expect operating expenses as a percentage of premiums to exceed historical levels.

CONSOLIDATED RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of premiums and net investment income. Total revenues increased $82.9 million, or 4.0%, for 2004 compared to 2003, and $312.2 million, or 17.8%, for 2003 compared to 2002. Revenue growth for 2003 includes the effect of the reinsurance of a block of group disability and group life business from TIAA. Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities.

StanCorp Financial Group, Inc.	15

Part II

Premiums

The following table sets forth premium growth as a percentage by segment for the years ended December 31:

	2004	2003	2002
Premiums:
Employee Benefits	3.7%	16.8%	13.7%
Individual Insurance	11.1	6.8	(1.5)
Retirement Plans	17.2	22.6	(9.5)
Total premiums	4.3	16.3	12.3

Group employee benefits insurance (our Employee Benefits segment) is our largest business and represented 92.7%, 93.2% and 92.8% of total premiums for 2004, 2003 and 2002, respectively. As a result, premium growth from the Employee Benefits segment is the most significant driver of consolidated premium growth. We exceeded our long-term objective of 10% to 12% premium growth for 2003 and 2002 primarily due to strong premium growth in the Employee Benefits segment. In 2003, consolidated premium growth was also benefited by the assumption of the TIAA block of business. For 2004, consolidated premium growth was below our long-term objective primarily due to slower premium growth from the Employee Benefits segment, which was due largely to slower growth in our in force block of business as a result of slower employment and wage growth, commensurate with overall economic conditions, and correspondingly slower sales growth for this same segment for 2003 and the first half of 2004. See “Business Segments.”

Net Investment Income

Net investment income increased $10.8 million, or 2.4%, for 2004 compared to 2003. The net increase resulted from a combination of higher invested assets, offset in part by a decrease in yield on invested assets. Average invested assets increased 9.2% for 2004, compared to 2003. Due to new investments, including normal portfolio turnover, at the comparably lower interest rates available during 2004, the portfolio yield for fixed maturity securities decreased to 5.81% at the end of 2004, from 5.94% at the end of 2003. Similarly, the portfolio yield for commercial mortgage loans decreased to 6.71% at the end of 2004, from 7.28% at the end of 2003.

Net investment income increased $56.7 million, or 14.7%, for 2003 compared to 2002. This increase included continuing investment of proceeds from the assumption of the TIAA block of business and approximately $200 million of the related proceeds from the issuance of long-term debt (see “Business Segments—Employee Benefits Segment”) and higher commercial mortgage loan prepayment fees. The portfolio yield for fixed maturity securities decreased to 5.94% at the end of 2003 from 6.22% at the end of 2002. Due to new investments, including normal portfolio turnover, at the comparable lower interest rates available during 2003, the portfolio yield for commercial mortgage loans decreased to 7.28% at the end of 2003, from 7.94% at the end of 2002.

Commercial mortgage loan prepayment fees were $14.9 million, $17.0 million, and $9.0 million for 2004, 2003 and 2002, respectively. The level of commercial mortgage loan prepayment fees will vary depending on the overall interest rate environment. If interest rates rise, we could see a decrease in prepayment fees. Currently, 72% of our commercial mortgage loan portfolio has a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments will be fully protected in the event of prepayment. Since 2001, all new commercial mortgage loans contain the new prepayment provision. The remainder of our commercial mortgage loans contain fixed prepayment fees such that total cash flows may be more than or less than those originally expected at the time the loans were made.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets, neither of which is likely to occur in regular patterns. While impairments are generally not controllable, management has significant discretion over the timing of sales of invested assets. Net capital gains and losses are reported in “Other.” Net capital gains were $11.5 million and $9.3 million for 2004 and 2003, respectively, while 2002 had net capital losses of $19.7 million. Net capital gains for both 2004 and 2003 included gains on bond sales. Net capital losses for 2002 were primarily related to impairments of our holdings of WorldCom, Lukens, Sprint, and AT&T bonds. For 2003 and 2004, there were no significant impairments.

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience, and the assumptions used to establish related reserves. The predominant factors affecting claims experience are incidence (number of claims) and duration (length of time a disability claim is paid). The assumptions used to establish the related reserves consider incidence and duration, as well as new investment interest rates, which affect the discount rate used to establish reserves. See “Critical Accounting Policies and Estimates—Reserves.”

16	StanCorp Financial Group, Inc.

The following table sets forth benefits to policyholders, including interest credited, by segment for the years ended December 31:

(Dollars in millions)	2004	Percent change	2003	Percent change	2002	Percent change
Benefits to policyholders:
Employee Benefits	$1,205.1	(1.2)%	$1,219.9	18.0%	$1,034.1	11.0%
Individual Insurance	122.4	10.2	111.1	(3.3)	114.9	(3.0)
Retirement Plans	40.2	(3.8)	41.8	3.5	40.4	(10.2)

Total benefits to policyholders	$1,367.7	(0.4)	$1,372.8	15.4	$1,189.4	8.6

While premiums increased 4.3% for 2004 compared to 2003, benefits to policyholders decreased $5.1 million, or 0.4%, for the same comparative periods primarily due to favorable claims experience in the Employee Benefits segment during 2004. In addition, we continued to experience favorable and sustained claims recovery patterns for Employee Benefits group long term disability insurance, and as a result of our on-going assessment of those recovery patterns, we released reserves totaling $12.0 million for 2004, which decreased benefits to policyholders. If the favorable and sustained claims recovery patterns in our group long term disability insurance continue, we may release up to an additional $9 million of reserves in the first three quarters of 2005. Partially offsetting the release of $12 million of reserves for 2004 was a $9 million reserve established as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer.

Benefits to policyholders, including interest credited, increased $182.8 million, or 15.4% for 2003, compared to 2002 primarily related to our assumption of the TIAA block of business.

Claims experience can be volatile from quarter to quarter. For an additional discussion of factors affecting benefits to policyholders see “Business Segments”.

Operating Expenses

Operating expenses increased $23.6 million, or 8.4% for 2004 compared to 2003, and $32.3 million, or 13.0% for 2003 compared to 2002. The increases for both comparative periods primarily were to support business growth, as evidenced by premium growth. In addition, operating expenses for 2004 included $9.0 million for enhancements of our customer service and product delivery systems, $3.4 million to support compliance with Sarbanes-Oxley legislation, a $2.7 million increase in employee medical benefit expenses, and a $1.3 million increase in stock-based compensation expense.

In 2003, we began expensing the cost related to stock-based compensation in the determination of net income by adopting fair value recognition provisions for all director and employee grants and awards after January 1, 2003. Total stock-based compensation expense as a result of this adoption was $3.6 million and $2.3 million for 2004 and 2003, respectively. Operating expenses for 2003 also included transitional administrative fees related to the TIAA block of business totaling $8.1 million.

Consolidated operating expenses in 2005 are likely to exceed historical levels to support enhanced investment in customer service systems technology and processes.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which varies depending on the product, the structure of the commission program and factors such as persistency and profitability of business. Commissions and bonuses increased $10.3 million, or 7.1%, for 2004 compared to 2003, and $11.5 million, or 8.7% for 2003 compared to 2002. Increases for both comparative periods were primarily due to renewals and sales in each of our segments.

Interest Expense

Interest expense (recorded in “Other”) was $17.7 million, $17.5 million, and $5.0 million for 2004, 2003, and 2002, respectively. Increases for the comparative periods were primarily due to interest expense on senior notes. Late in the third quarter of 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10-year senior notes. Prior to that, our debt consisted mainly of periodic short term borrowings. See “Liquidity and Capital Resources—Financing Cash Flows.”

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain policy acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs related to obtaining new business and acquiring business through reinsurance agreements. These costs are then amortized into expenses

StanCorp Financial Group, Inc.	17

Part II

over a period not to exceed the life of the related policy. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. See “Critical Accounting Policies and Estimates—Deferred Acquisition Costs and Value of Business Acquired.” The net increase in DAC and VOBA for 2004, 2003, and 2002 was $15.2 million, $12.1 million and $15.8 million, respectively.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective tax rates were 31.7%, 34.8%, and 35.5% for 2004, 2003, and 2002, respectively. Income taxes for 2004 were reduced approximately $7 million for the favorable resolution of uncertainties related to the Internal Revenue Service examination of the Company’s tax years through 2001, and favorable outcomes on state tax return matters. In addition, income taxes for 2004 were $1.8 million lower than 2003 due to a higher permanent deduction allowed for dividends received by equity investments in separate account assets under management in the Retirement Plans segment (see “Business Segments—Retirement Plans Segment”). At December 31, 2004, years open for audit by the Internal Revenue Service were 2002, 2003 and 2004.

BUSINESS SEGMENTS

We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans.

Employee Benefits Segment

As measured by premiums, the Employee Benefits segment is our largest segment and substantially influences our consolidated financial results. This segment sells disability, life, AD&D, and dental insurance to employer groups. Income before income taxes for the Employee Benefits segment increased 24.5% to $242.0 million for 2004 compared to 2003, and 22.7% to $194.4 million for 2003 compared to 2002. The increases for the comparative periods were driven primarily by premium growth and decreased benefits to policyholders as a result of favorable claims experience. In addition, the increase for 2003 compared to 2002 was affected by the assumption of the TIAA block of business.

Following are key indicators that management uses to manage and assess the performance of the Employee Benefits segment at or for the years ended December 31:

(Dollars in millions)	2004	2003	2002
Premiums:
Life and AD&D	$611.1	$606.3	$498.0
Long term disability	714.5	686.1	583.4
Short term disability	177.8	162.9	145.2
Other	64.8	63.9	71.2
Experience rated refunds on certain large group insurance contracts	(11.7)	(18.6)	(13.5)
Total premiums	$1,556.5	$1,500.6	$1,284.3
Total persistency	85.6%	85.6%	86.9%
Sales (annualized new premiums)	$347.3	$277.7	$303.1
Life insurance in force	205,601.4	197,041.1	191,731.9
Benefit ratio (% of premiums)	77.4%	81.3%	80.5%
Benefit ratio (% of revenues)	66.3	69.3	69.1
Operating expense ratio (% of premiums)	14.8	14.2	14.5

Premiums

Three primary factors drive premium growth for the Employee Benefits segment:

Organic growth. The rate of growth in our in force block of business decreased in 2003 and 2004, compared to 2002, in part due to lower wage rate increases and slower employment growth, commensurate with current economic conditions.

Persistency. Persistency for the Employee Benefits segment has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. Our persistency remained relatively stable for 2004, 2003 and 2002.

Sales. In 2003 and the first half of 2004, sales for this segment decreased as a result of competitive pressure in the market, including the effects of decreasing interest rates and their effect on our pricing competitiveness (see Item 1, “Business—Competition”). During 2004, we reviewed our pricing and lowered rates for our group insurance products in select market segments and industries in order to compete more effectively for new business. We also realigned our compensation plan for field representatives and are continuing to enhance our product offerings. Through these actions we are better using our market data to focus on customers, industries, and sectors where we can be more competitive and still reach our return objectives. As a result, sales reached record highs in the second half of 2004, and annual sales for 2004 were 25.1% higher than 2003.

Premium growth for 2003 included premiums assumed from the TIAA block of business. When assumed, this block of business represented premiums of approximately $180 million.

18	StanCorp Financial Group, Inc.

Benefits to Policyholders (including interest credited)

While premiums for the Employee Benefits segment increased 3.7% for 2004 compared to 2003, benefits to policyholders decreased $14.8 million or 1.2% for the same comparative periods primarily due to favorable claims experience during 2004. The favorable claims experience resulted from a combination of lower incidence and duration across product lines and industries. In addition, we continued to experience favorable and sustained claims recovery patterns for Employee Benefits group long term disability insurance, and as a result of our on-going assessment of those recovery patterns, we released reserves, which decreased benefits to policyholders, totaling $12.0 million for 2004. If the favorable and sustained claims recovery patterns in our group long term disability insurance continue, we may release up to an additional $9 million of reserves in the first three quarters of 2005. Partially offsetting the release of $12.0 million of reserves for 2004 was a $9 million reserve established as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer.

Premiums for the Employee Benefits segment increased 16.8% for 2003 compared to 2002, while benefits to policyholders (including interest credited) increased $185.8 million, or 18.0% for the same comparative periods. Claims experience, for both incidence and duration across product lines and industry sectors, was slightly less favorable for 2003 compared to 2002. In addition, benefits to policyholders increased for 2003 as a result of our assumption of the TIAA block of business late in 2002.

Benefits to policyholders are also affected by changes in reserves. The establishment of reserves includes discounting expected future benefits to their present value. The discount rate used, which is determined quarterly, is based on our average new money investment rate for a quarter less a margin to allow for reinvestment risk and credit quality exposure. Given the current low interest rate environment, and correspondingly lower reinvestment risk, our targeted margin range for newly incurred claims is approximately 20-30 basis points over a 12-month period. As interest rates increase, we expect to also increase our targeted margin to allow for higher levels of reinvestment risk.

During 2004, we reduced the discount rate used to establish new long term disability reserves in the Employee Benefits segment from 5.20% to 5.00%. We expect the average new money investment rate, including some expansion in the spread earned on those investments, to increase up to 1% in 2005. Given that we discount new reserves established in each quarter using our average new money investment rate less a margin, the expected increase in our average new money investment rate may result in an increase in the discount rate used to establish new reserves in 2005, and therefore, also may reduce the expense of benefits to policyholders. Based on our current size, a 0.25% change in the discount rate would result in a quarterly change of approximately $2 million in the expense of benefits to policyholders and pre-tax earnings, until related adjustments are made to premium rates (generally group long term disability policies offer rate guarantees for periods from one to three years). An increase in the discount rate will result in recording lower benefits to policyholders while a decrease in the rate will result in recording higher benefits to policyholders.

Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves which would cause benefits to policyholders to increase. The duration of our invested assets is well matched to the duration of our liabilities in total. Our investments are generally not callable or have prepayment penalties. Based on these factors, we believe the current margin in our overall block of business between invested assets yield and weighted average reserve discount rate of 0.44% is adequate to cover potential reinvestment risk. See “Liquidity and Capital Resources.”

We expect the benefit ratio for the Employee Benefits segment for 2005 to be lower than the average over the past few years due to the effects of expected increases in new investment interest rates and the potential $9 million release of reserves. In the Employee Benefits segment, the benefit ratio can fluctuate widely from quarter to quarter.

Operating Expenses

Operating expenses as a percentage of premiums were 14.8%, 14.2%, and 14.5% for 2004, 2003 and 2002, respectively. See “Consolidated Results of Operations—Benefits and Expenses—Operating Expenses.”

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed-rate annuities, including life contingent annuities, to individuals. Most of the deposits on our annuity business are not recorded as premiums. Annuity premiums consist of premiums on life contingent annuities, which are a small portion of sales. Annuity deposits are recorded as a liability and therefore not reflected as premiums. Annuity deposits earn investment income, a portion of which is credited to policyholders.

Income before income taxes for the Individual Insurance segment was $34.0 million, $37.4 million, and $31.7 million for 2004, 2003, and 2002, respectively. The following table

StanCorp Financial Group, Inc.	19

Part II

sets forth key indicators that management uses to manage and assess the performance of the Individual Insurance segment at or for the years ended December 31:

(Dollars in millions)	2004	2003	2002
Premiums:
Annuity	$1.4	$1.7	$4.6
Disability	93.5	83.7	75.4
Total premiums	$94.9	$85.4	$80.0
Sales (annuity deposits)	$184.0	$139.4	$109.1
Sales (annualized new disability premiums)	18.9	16.0	11.5
Individual disability insurance persistency (% of premiums)	95.6%	95.1%	94.3%
Benefit ratio (% of premiums)	87.5	87.8	99.8
Benefit ratio (% of revenues)	39.9	38.5	42.6
Operating expense ratio (% of revenues)	13.9	13.9	12.8

Premiums

Premium growth in our Individual Insurance segment is driven largely by sales of individual disability insurance. Premiums increased $9.5 million, or 11.1%, for 2004 compared to 2003, and $5.4 million, or 6.8%, for 2003 compared to 2002. Sales of individual disability products reached record highs in 2004, growing 18.1% compared to 2003. Sales growth for 2003 was 39.1% compared to 2002. Increases in sales, and therefore premiums, for both comparative periods resulted from an expansion of distribution channels in recent years and the continuation of a national marketing agreement with Minnesota Life for individual disability products. Increased persistency in our individual disability insurance products also contributed to premium growth for this segment.

Premiums for this segment can fluctuate from year to year due in part to an experience rated reinsurance agreement, entered into in 2002, on a block of disability policies related to the Minnesota Life reinsurance agreement. Reinsurance premiums under this agreement, which are recorded as an adjustment to premiums, reduced premiums by $6.2 million and $3.8 million for 2004 and 2003, respectively. If claims experience is consistent with our expectations, this reinsurance agreement is expected to reduce annual premiums by approximately $9 million and annual income before income taxes by approximately $1 million. As the block of business matures over a period of years, the annual effects on premiums and income before income taxes are expected to decrease.

Individual fixed-rate annuity deposits increased $44.6 million, or 32.0% for 2004, compared to 2003, and $30.3 million, or 27.8% for 2003 compared to 2002. Fixed-rate annuity sales have been strong for 2004 due to growth in our independent brokerage and financial institution distribution channels. Individual annuity assets under management reached a record $1.09 billion as of December 31, 2004.

Benefits to Policyholders

While premiums for the Individual Insurance segment increased 11.1% for 2004 compared to 2003, benefits to policyholders increased 10.7% for the same comparative periods. For 2003 compared to 2002, premiums increased 6.8%, yet benefits to policyholders decreased 6.0% for the same comparative periods, due to favorable claims incidence and duration during 2003.

Generally, we expect benefits to policyholders measured as a percentage of premiums (benefit ratio) to trend down over time to reflect the growth in this segment outside of the large block of disability business assumed in 2000 from Minnesota Life, and the corresponding shift in revenues from net investment income to premiums. The expected decrease from year to year in the expected benefit ratio as a percentage of total premiums does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the segment. Measured as a percentage of premiums, benefits to policyholders were 87.5%, 87.8% and 99.8% for 2004, 2003 and 2002, respectively.

We believe that the annual trend indicated by our past experience in the Individual Insurance segment is a reasonable indicator for the benefit ratio trend for that segment. We expect the volatility in the benefit ratio for this segment to continue, especially when measured on a quarterly basis.

Interest Credited

In many states, we are required to credit a minimum rate of interest to annuity contract holders. In the low interest rate environment of 2003, we were unable to achieve sufficient margin over minimum interest crediting rates on certain annuity products and therefore ceased offering those products. We resumed sales of these products in 2004. Recent changes in regulation have allowed us to begin to offer new products with lower interest rate guarantees. Factors affecting the level of sales of annuity deposits include movement in interest rates and the equity markets, which make alternative investments more or less attractive.

Retirement Plans Segment

The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets (equity investments) under management, and investment margin on general account assets under management, which is a fixed-income investment option. In

20	StanCorp Financial Group, Inc.

addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement.

Income before income taxes for the Retirement Plans segment was $7.9 million, $5.3 million and zero for 2004, 2003 and 2002, respectively. During 2003, we surpassed $2.5 billion of assets under management, our expected level at which we estimated we could maintain consistent profitability. Following are key indicators that management uses to manage and assess the performance of the Retirement Plans segment:

(Dollars in millions)	2004	2003	2002
Premiums	$27.3	$23.3	$19.0
Interest credited (% of net investment income)	55.5%	60.6%	61.4%
Assets under management:
General account	$1,028.5	$891.9	$784.7
Separate account	2,338.6	1,685.7	1,018.6
Total	$3,367.1	$2,577.6	$1,803.3
Annualized operating expenses (% of average assets under management)	1.0%	1.3%	1.5%

Premiums

Premiums for the Retirement Plans segment are generated from three sources: plan administration fees, fees on separate account assets that are primarily based on average daily market values of assets under management, and life contingent annuities sold, which can vary significantly from year to year. Premium growth in our Retirement Plans segment was $4.0 million, or 17.2% for 2004 compared to 2003, and $4.3 million, or 22.6% for 2003 compared to 2002. The increases for both comparative periods were primarily from fees on separate account assets. At December 31, 2004, assets under management for this segment reached a record $3.37 billion, a 30.6% increase compared to $2.58 billion at December 31, 2003. The growth in assets under management was primarily from strong underlying business fundamentals including continuing deposits, strong customer retention, new sales growth, and an increase in the market value of equity investments in the separate account.

Premiums for life contingent annuities were $2.6 million, $3.0 million, and $2.5 million for 2004, 2003, and 2002, respectively.

Benefits to Policyholders

Benefits to policyholders for the Retirement Plans segment consist primarily of the effects of changes in reserves for life contingent annuities, which closely approximate the premiums recorded less benefits paid. Life contingent annuity sales can vary widely from quarter to quarter.

Interest Credited

Interest credited as a percentage of net investment income declined for 2004, compared to 2003 and 2002. The decreases correlate with the change in interest rates on invested assets as the investment margin becomes more significant relative to the total return on invested assets.

OTHER

Other businesses include StanCorp Mortgage Investors, which originates and services small fixed-rate commercial mortgage loans for investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. StanCorp Mortgage Investors contributed income before income taxes of $12.1 million, $11.2 million, and $7.7 million for 2004, 2003, and 2002, respectively, before intercompany eliminations. Supporting both internal and external investor demand, StanCorp Mortgage Investors originated a record $1.17 billion of commercial mortgage loans for 2004, a 25.8% increase over 2003. The increase in commercial mortgage loan originations also was driven by originations for Standard to allocate more invested assets to commercial mortgage loans. See “Liquidity and Capital Resources—Investing Cash Flows.”

At December 31, 2004, StanCorp Mortgage Investors was servicing $2.95 billion in commercial mortgage loans for subsidiaries of StanCorp and $747.9 million for other institutional investors. Capitalized mortgage servicing rights associated with commercial loans serviced for other institutional investors were $2.1 million at December 31, 2004. We have specialized expertise in the origination and servicing of small fixed-rate commercial mortgage loans and have generated average annual growth in commercial mortgage loan originations of 40.5% in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Asset/Liability and Interest Rate Risk Management

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

StanCorp Financial Group, Inc.	21

Part II

examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at December 31, 2004 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets held.

The duration of our invested assets was well matched to the duration of our liabilities in total, approximating 4.9 and 5.8, respectively, at December 31, 2004. Generally, duration is a measure of the price sensitivity of assets or liabilities to changes in interest rates. For example, a duration of 5 indicates that a 1% change in interest rates would result in a change of approximately 5% in the economic value of the asset or liability. Our investments generally have prepayment penalties or are not callable. As a percentage of our fixed maturity investments, callable bonds were 1.87% at December 31, 2004.

The Company’s financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. The Company has analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2004 and 2003, given a hypothetical 10% increase in interest rates, and related qualitative information on how the Company manages interest rate risk. The interest rate sensitivity analysis was based upon the Company’s fixed maturity securities and commercial mortgage loans held at December 31, 2004 and 2003. Interest rate sensitivity of the Company’s financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year end 10-year U.S. Government Treasury bond yield, or 0.42% for both the 2004 and 2003 analyses. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using Company payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of the Company’s financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of the Company’s financial assets that resulted from the model was estimated to be $162 million and $154 million at December 31, 2004 and 2003, respectively.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $404.8 million, $337.4 million, and $380.4 million for 2004, 2003, and 2002, respectively. Adjustments to reconcile net income to net cash provided by operating activities for 2002 included a $20.0 million federal tax refund due to changes in temporary differences associated with a change in tax return filing status in prior years.

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

Net cash used in investing activities was $594.7 million, $743.6 million, and $637.9 million for 2004, 2003, and 2002, respectively. Net cash used in investing activities for 2004 and 2003 helped us to achieve our target investment portfolio allocation and included commercial mortgage loan originations of $1.17 billion and $930.6 million, respectively. Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At December 31, 2004, our portfolio consisted of 59.3% fixed maturity securities and 39.6% commercial mortgage loans, with the remainder in real estate. We anticipate that commercial mortgage loans will continue to

22	StanCorp Financial Group, Inc.

represent approximately 40% of our investment portfolio in the future. Net cash used in investing activities for 2003 and 2002 included investments in fixed maturity securities related to proceeds from the TIAA business and approximately $200 million in proceeds received from the issuance of long term debt (see “—Financing Cash Flows”).

Fixed Maturity Securities

Our fixed maturity securities totaled $4.41 billion at December 31, 2004. We believe that we maintain prudent diversification across industries, issuers, and maturities. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) as of December 31, 2004. The percentage of fixed maturity securities below investment-grade was well below industry averages at 3.9% and 3.5% at December 31, 2004 and 2003, respectively. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity.

Our fixed maturity securities portfolio had gross unrealized capital gains of $225.8 million and gross unrealized capital losses of $8.9 million at December 31, 2004. Unrealized losses primarily result from holding fixed maturity securities with interest rates lower than those currently available. Bonds on our credit quality watch list totaled approximately $1.2 million in carrying value at December 31, 2004. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Commercial Mortgage Loans

Commercial mortgage loans in our investment portfolio totaled $2.95 billion at December 31, 2004. We currently have a portfolio of over 3,500 commercial mortgage loans. The average loan to value ratio in the overall portfolio was 59% at December 31, 2004, and the average loan size was approximately $0.8 million. The Company receives personal recourse on almost all loans.

At December 31, 2004, we had commercial mortgage loans totaling $7.5 million that were more than sixty days delinquent and in the process of foreclosure, most of which have been reinstated since year end. We do not anticipate losses on these mortgages should they proceed through foreclosure. We had a net balance of restructured loans of $2.1 million at December 31, 2004, and a commercial mortgage loan loss reserve of $2.3 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio has historically been better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At December 31, 2004, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	47.0% retail properties;
•	20.7% industrial properties;
•	19.9% office properties;
•	4.0% hotel/motel properties; and
•	8.4% commercial, apartment, and agricultural properties.

At December 31, 2004, our commercial mortgage loan portfolio was diversified regionally as follows:

•	49.7% Western region;
•	23.4% Central region; and
•	26.9% Eastern region.

Commercial mortgage loans in California account for 33.3% of our commercial mortgage loan portfolio at December 31, 2004. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. However, if economic conditions in California worsen, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. As a commercial mortgage lender, we customarily conduct environmental assessments prior to making

StanCorp Financial Group, Inc.	23

Part II

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2004, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 4.875% to 7.0%, totaling $186.0 million. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to our disapproval, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $200.7 million, $233.9 million, and $252.0 million for 2004, 2003, and 2002, respectively. The increase in policyholder fund deposits net of withdrawals for 2004 and 2003 primarily reflected higher individual annuity sales in the Individual Insurance segment and higher deposits into the Retirement Plans segment general account assets, both of which reflected distribution system growth during those time periods. Net cash provided by financing activities in 2002 included our initial public debt offering and repayment of our line of credit.

We currently have two unsecured credit agreements for $75 million each, with credit availability totaling $150 million. The agreements expire on June 27, 2005. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on indebtedness, financial liquidity and RBC. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing, and the amount outstanding on the lines. At December 31, 2004, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002, we completed an initial public debt offering of $250.0 million of 6.875%, 10- year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October. Approximately $200 million was used to support payment of the $75 million ceding commission to TIAA to assume the block of business and to maintain Standard’s RBC ratio at our targeted level. The remaining proceeds were used to pay our annual dividend to shareholders, to fund a modest level of share repurchases and for general corporate purposes.

We had a debt to total capitalization ratio of 17.0% and 19.3% at December 31, 2004 and 2003, respectively. Our ratio of earnings to fixed charges for the years ended December 31, 2004 and 2003 was 3.9x and 3.4x, respectively.

CAPITAL MANAGEMENT

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 265% to 275% of the company action level RBC, the minimum required by regulators to avoid remedial action by our insurance subsidiaries (this equates to 530% to 550% of the authorized control level RBC by our states of domicile). At December 31, 2004, our statutory capital (adjusted to exclude asset valuation reserves) was $1.02 billion, or 331% of the company action level RBC (which equates to 662% of the authorized control level RBC by our states of domicile).

In addition to maintaining targeted RBC, we seek to maintain excess capital of approximately 5% of consolidated equity excluding accumulated other comprehensive income, or approximately $60 million, as well as amounts sufficient to fund holding company operating expenses, interest on our

24	StanCorp Financial Group, Inc.

debt and our annual dividend to shareholders, totaling approximately $50 million annually. Maintaining capital above targeted levels provides timing flexibility should we wish to access capital markets to finance growth or acquisitions.

At December 31, 2004, our total capital in excess of targeted RBC and holding company requirements was approximately $110 million. We will continue to maintain our three priorities, in the following order, for excess capital:

•	fund internal growth,
•	fund acquisitions that are consistent with our mission and meet our return objectives, and
•	provide a return to shareholders, via share repurchases and dividends.

The level of excess capital we generate varies in relation to our levels of premium growth primarily due to initial reserve requirements, certain regulatory capital requirements based on premium, and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less excess capital. At very high levels of premium growth, we could generate the need for capital infusions into our insurance subsidiaries. At lower levels of premium growth, we generate more excess capital. Recently, with premium growth levels lower than our long-term objective, we have accumulated additional excess capital. If not utilized, excess capital could reduce return on average equity for 2005, as the rate of return available from the related investments could be less than we would expect to achieve if invested in businesses meeting our return objectives.

Dividends from Subsidiaries

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate capital (RBC) according to Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services – Insurance Division (the “Oregon Insurance Division”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31st of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the December 31st last preceding. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to disapprove requests for dividends in excess of these limits.

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

During 2004, Standard’s board of directors approved distributions to StanCorp to pay accrued interest and to make partial repayment of principal on the intercompany surplus note up to $155 million. At December 31, 2004, Standard had distributed a total of approximately $140 million related to that approval. The outstanding principal balance on the surplus note was $75 million at December 31, 2004. While the surplus note is outstanding, any distributions from Standard to StanCorp will be applied to the interest and outstanding principal on the surplus note. Standard paid dividends of $65.0 million to StanCorp in 2003.

The current amount of distributions approved by the board of directors, based on excess capital at December 31, 2004, is $198 million. We anticipate seeking approval of a distribution from the Oregon Insurance Division during 2005.

There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2005. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp. StanCorp Mortgage Investors paid dividends of $10.0 million and $13.2 million to StanCorp for 2004 and 2003, respectively.

Dividends to Shareholders

On November 8, 2004, the board of directors of StanCorp declared an annual cash dividend of $1.00 per share of common stock. The dividend was paid on December 3, 2004

StanCorp Financial Group, Inc.	25

Part II

to shareholders of record at the close of business on November 19, 2004. The dividend represented a 43% increase over the annual dividend of $0.70 paid per share of common stock for 2003. On November 3, 2003, the board of directors of StanCorp declared an annual dividend of $0.70 per share of common stock. The dividend was paid on December 5, 2003, to shareholders of record at the close of business on November 14, 2003. The dividend represented a 75% increase over the annual dividend of $0.40 paid per share of common stock in 2002. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital, and other factors deemed relevant by StanCorp’s board of directors.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 8, 2004, the board of directors authorized a new share repurchase program of up to 1.5 million shares of StanCorp common stock. The new share repurchase program expires on December 31, 2005, and replaced the Company’s previous share repurchase program.

During 2004, we repurchased approximately 1.2 million shares of common stock at a total cost of $74.7 million for a volume weighted-average price of $63.38 per common share. At December 31, 2004, the Company had 1,453,600 shares remaining under its current share repurchase program. Also during 2004, the Company acquired 26,749 shares of common stock from executive officers to cover tax liabilities resulting from the release of performance-based shares at a total cost of $1.8 million for a volume weighted-average price of $67.40 per common share. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

During 2003, we repurchased 185,700 shares of common stock at a total cost of $9.3 million for a volume weighted-average price of $50.35 per common share. Also during 2003, the Company acquired 22,986 shares of common stock from executive officers to cover tax liabilities resulting from the release of performance-based shares at a total cost of $1.1 million for a volume weighted-average price of $47.76 per common share. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

DEBT RATINGS

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide debt ratings on our senior debentures. As of December 2004, ratings from these agencies were BBB+, Baa1, A-, and bbb+, respectively.

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

Standard’s financial strength ratings as of February 2005 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 rankings
•	A1 (Good) by Moody’s—5th of 16 rankings
•	A (Excellent) by A.M. Best—3rd of 13 rankings
•	AA- (Very Strong) by Fitch—4th of 16 rankings

In January 2004, Standard & Poor’s raised its outlook on our ratings from stable to positive.

CONTINGENCIES AND LITIGATION

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2004. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

26	StanCorp Financial Group, Inc.

CONTRACTUAL OBLIGATIONS

The Company’s financing obligations generally include debts, lease payment obligations, and commitments to fund commercial mortgage loans. The remaining obligations reflect the long-term portion of other liabilities, excluding the Company’s obligations under our insurance and annuity product contracts. The following table summarizes the Company’s contractual obligations as of December 31, 2004:

	Payments due by period
(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations:
Short-term debt obligations	$0.2	$0.2	$—	$—	$—
Long-term debt obligations	258.1	—	0.5	0.5	257.1
Interest on long-term obligations	144.8	17.8	35.6	35.6	55.8
Capital lease obligations	0.4	0.2	0.2	—	—
Operating lease obligations	52.9	16.1	23.0	11.1	2.7
Funding requirements for commercial mortgage loans	186.0	186.0	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities according to GAAP	62.9	8.9	6.7	4.0	43.3
Total	$705.3	$229.2	$66.0	$51.2	$358.9

The Company’s long-term debt obligations consisted primarily of the $250.0 million 6.875%, 10-year senior notes. Interest payable related to the total long-term obligations totals $144.8 million for the periods shown in the table. The operating lease obligations include leases on certain buildings and equipment under non-cancelable operating leases, software maintenance, licensing, and telecommunication commitments, all expiring in various years through 2011 with renewal options ranging from one to five years.

In the normal course of business, the Company commits to fund commercial mortgage loans that generally have fixed expiration dates. At December 31, 2004, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 4.875% to 7.0%, totaling $186.0 million. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to our disapproval, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

Other long-term liabilities reflected in the Company’s balance sheet at December 31, 2004 consisted of a $13.5 million tax reimbursement liability related to the block of life insurance business sold to Protective Life Insurance Company in 2001, $10.3 million in capital commitments related to our low income housing investments, $19.9 million in unfunded liabilities for non-qualified deferred compensation and supplemental retirement plans, an accrued liability of $12.8 million for postretirement benefits, and $0.9 million of accrued guarantee association payments. In addition to long-term liabilities recorded on the balance sheet, a $5.5 million required minimum contribution to the defined benefit pension plan in 2005 is included in this category.

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2002, through December 31, 2004, aggregated $0.3 million. At December 31, 2004, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

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

As of January 1, 2003, pursuant to SSAP No.37, Mortgage Loans, an increase of $6.2 million in surplus was reported to release the unamortized mortgage prepayment penalties included in the Interest Maintenance Reserve (“IMR”). Beginning in 2003, mortgage prepayment penalties are reported as investment income instead of realized capital gains, which are subject to the IMR amortization. The effect of this accounting change on 2003 statutory net income was an increase of $5.8 million.

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and

StanCorp Financial Group, Inc.	27

Part II

IMR are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within one year; and j) surplus notes are included in capital and surplus.

Statutory net gains from insurance operations before federal income taxes were $275.8 million, $214.2 million, and $111.9 million for 2004, 2003, and 2002, respectively. Statutory capital, adjusted to exclude asset valuation reserves, totaled $1.02 billion and $930.4 million at December 31, 2004 and 2003, respectively.

NEW AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2003, the Financial Accounting Standards Board (“FASB”) reached a partial consensus under Emerging Issue Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 required certain quantitative and qualitative disclosures for securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No.115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The portions of EITF 03-1 on which consensus was reached were effective for financial statements for fiscal years ending after December 15, 2003. Effective December 31, 2003, the required disclosures were included in the notes to consolidated financial statements. The portions of EITF 03-1 on which consensus was not reached are not yet final. EITF 03-1 provides more specific guidelines related to SFAS No.115 regarding when impairments need to be recognized through the income statement, as well as on the balance sheet. EITF 03-1 addresses whether a change in the interpretation of temporary impairments due to interest rate and credit spread moves is appropriate. Under EITF 03-1, companies that do not have the ability and intent to hold an asset with unrealized losses until recovery of fair value would be required to impair the asset. Impaired losses would flow through net income and accretion on the impaired assets would be recognized in investment income in later periods. Currently, the FASB is considering whether a materiality threshold for recognizing impairment may be appropriate. The effective date for EITF 03-1 has been delayed until this determination is made. The Company is evaluating the potential financial statement effect of EITF 03-1.

On December 16, 2004, the FASB issued SFAS No.123R, Share Based Payment, which amends SFAS No.123 and SFAS No.95, Statement of Cash Flows, and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No.123R requires the expense of all unvested grants, including grants prior to 2003, to be reported in operating expense (the “modified prospective” method). Options with graded vesting will be expensed more rapidly. The use of the modified prospective method as of the July 1, 2005 effective date will result in additional pre-tax expense of approximately $0.7 million in 2005 and $0.6 million in 2006.

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

28	StanCorp Financial Group, Inc.

These estimates have a material effect on our results of operations and financial condition.

Investment Impairments

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

Reserves

Reserves represent amounts set aside today to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. Because this type of reserve requires the highest level of subjective judgment, formal documentation of reasoning is required. Currently, these reserves represent less than 1% of total reserves held.

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

StanCorp Financial Group, Inc.	29

Part II

Deferred Acquisition Costs and Value of Business Acquired

Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. The amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $132.5 million and $100.0 million at December 31, 2004 and 2003, respectively.

DAC for group disability and group life insurance products are amortized in proportion to future premiums generally over five years. DAC for individual disability insurance products are amortized in proportion to future premiums over the life of the contract averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively. DAC for individual deferred annuities are amortized in proportion to expected gross profits generally over 30 years with approximately 50% to 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products are amortized in proportion to expected gross profits over 10 years with approximately 30% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. VOBA is amortized in proportion to future premiums or future profitability, as appropriate. If actual premiums or future profitability is inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is 23 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits, although approximately 75% is expected to be amortized within 5 years, or by the end of 2007. VOBA totaled $86.3 million and $100.7 million at December 31, 2004 and 2003, respectively.

Income Taxes

The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Income taxes for 2004 were reduced approximately $7 million related to the favorable resolution of uncertainties related to the Internal Revenue Service examination of the Company’s tax years through 2001, and favorable outcomes on state tax return matters. At December 31, 2004, years open for audit by the Internal Revenue Service were 2002, 2003 and 2004.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this MD&A, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed below. As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results or conditions to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	growth of sales, premiums and annuity deposits;
•	growth in assets under management including performance of equity investments in the separate account;
•	availability of capital required to support business growth and the effective utilization of excess capital;
•	achievement of anticipated levels of operating expenses;

30	StanCorp Financial Group, Inc.

•	benefit ratios, including changes in morbidity, mortality and recovery;
•	levels of persistency;
•	adequacy of reserves established for future policy benefits;
•	credit quality of the holdings in our investment portfolios;
•	adverse experience in delinquency rates or loss experience in our commercial mortgage loan portfolio;
•	concentration of commercial mortgage loan assets collateralized in California;
•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;
•	the effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees;
•	the condition of the economy and expectations for interest rate changes;
•	the impact of rising benefit costs on employer budgets for employee benefits;
•	integration and performance of business acquired through reinsurance or acquisition;
•	competition from other insurers and financial services companies, including the ability to competitively price our products;
•	financial strength ratings;
•	changes in the regulatory environment at the state or federal level, including developments of industry investigations regarding insurance broker compensation and insolvency assessments and guaranty association assessments;
•	adverse findings in litigation or other legal proceedings;
•	receipt of dividends from, or contributions to, our subsidiaries;
•	adequacy of the diversification of risk by product offerings and customer industry, geography and size;
•	adequacy of matching between assets and liabilities;
•	concentration of risk inherent in group life products;
•	availability, adequacy, and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred;
•	events of terrorism, natural disasters, or other catastrophic events; and
•	changes in federal or state income taxes.

Given these uncertainties or circumstances, readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset/Liability and Interest Rate Risk Management.”

StanCorp Financial Group, Inc.	31

Part II

Item 8.	Financial Statements and Supplementary Data

32	StanCorp Financial Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Portland, Oregon

March 10, 2005

StanCorp Financial Group, Inc.	33

Part II

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31 (In millions – except share data)	2004	2003	2002
Revenues:
Premiums	$1,678.7	$1,609.3	$1,383.3
Net investment income	452.6	441.8	385.1
Net capital gains (losses)	11.5	9.3	(19.7)
Other	6.9	6.4	5.9
Total revenues	2,149.7	2,066.8	1,754.6
Benefits and expenses:
Benefits to policyholders	1,291.2	1,297.8	1,117.1
Interest credited	76.5	75.0	72.9
Operating expenses	303.7	280.1	247.8
Commissions and bonuses	154.4	144.1	132.6
Premium taxes	29.4	24.6	23.0
Interest expense	17.7	17.5	5.0
Net increase in deferred acquisition costs and value of business acquired	(15.2)	(12.1)	(15.8)
Total benefits and expenses	1,857.7	1,827.0	1,582.6
Income before income taxes	292.0	239.8	172.0
Income taxes	92.6	83.5	61.0
Net income	199.4	156.3	111.0
Other comprehensive income, net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	(13.3)	15.5	114.8
Reclassification adjustment for capital gains included in net income, net	(10.9)	(2.6)	(0.7)
Total	(24.2)	12.9	114.1
Comprehensive income	$175.2	$169.2	$225.1

Net income per common share:
Basic	$6.97	$5.39	$3.77
Diluted	6.90	5.33	3.73

Weighted-average common shares outstanding:
Basic	28,596,103	28,989,550	29,435,920
Diluted	28,919,094	29,334,559	29,772,402

See Notes to Consolidated Financial Statements.

34	StanCorp Financial Group, Inc.

Consolidated Balance Sheets

December 31 (Dollars in millions)	2004	2003
ASSETS
Investments:
Fixed maturity securities	$4,412.5	$4,524.8
Commercial mortgage loans, net	2,948.2	2,319.8
Real estate, net	72.2	77.2
Policy loans	4.2	4.6
Total investments	7,437.1	6,926.4
Cash and cash equivalents	45.3	34.5
Premiums and other receivables	77.8	73.3
Accrued investment income	82.7	82.8
Amounts recoverable from reinsurers	887.9	871.9
Deferred acquisition costs and value of business acquired, net	218.8	200.7
Property and equipment, net	78.3	71.3
Other assets	45.5	35.1
Separate account assets	2,338.6	1,685.7
Total assets	$11,212.0	$9,981.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$4,484.6	$4,294.9
Other policyholder funds	2,400.9	2,100.3
Deferred tax liabilities	115.1	153.7
Short-term debt	0.2	2.7
Long-term debt	258.1	272.0
Other liabilities	213.4	162.9
Separate account liabilities	2,338.6	1,685.7
Total liabilities	9,810.9	8,672.2
Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 28,444,839 and 29,300,723 shares issued at December 31, 2004 and 2003, respectively	618.2	673.4
Accumulated other comprehensive income	136.1	160.3
Retained earnings	646.8	475.8
Total shareholders’ equity	1,401.1	1,309.5
Total liabilities and shareholders’ equity	$11,212.0	$9,981.7

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.	35

Part II

Consolidated Statements of Changes in Shareholders’ Equity

(In millions – except share data)	Common Stock		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2002	29,782,966	$699.8	$33.3	$240.6	$973.7
Net income	—	—	—	111.0	111.0
Other comprehensive income, net of tax	—	—	114.1	—	114.1
Common stock:
Repurchased	(852,999)	(45.5)	—	—	(45.5)
Issued to directors	2,672	0.1	—	—	0.1
Issued under employee stock plans, net	252,637	10.9	—	—	10.9
Dividends declared on common stock	—	—	—	(11.7)	(11.7)
Balance, December 31, 2002	29,185,276	665.3	147.4	339.9	1,152.6
Net income	—	—	—	156.3	156.3
Other comprehensive income, net of tax	—	—	12.9	—	12.9
Common stock:
Repurchased	(185,700)	(9.3)	—	—	(9.3)
Issued to directors	3,081	0.2	—	—	0.2
Issued under employee stock plans, net	298,066	17.2	—	—	17.2
Dividends declared on common stock	—	—	—	(20.4)	(20.4)
Balance, December 31, 2003	29,300,723	673.4	160.3	475.8	1,309.5
Net income	—	—	—	199.4	199.4
Other comprehensive loss, net of tax	—	—	(24.2)	—	(24.2)
Common stock:
Repurchased	(1,178,900)	(74.7)	—	—	(74.7)
Issued to directors	2,689	0.2	—	—	0.2
Issued under employee stock plans, net	320,327	19.3	—	—	19.3
Dividends declared on common stock	—	—	—	(28.4)	(28.4)
Balance, December 31, 2004	28,444,839	$618.2	$136.1	$646.8	$1,401.1

See Notes to Consolidated Financial Statements.

36	StanCorp Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31 (In millions)	2004	2003	2002
Operating:
Net income	$199.4	$156.3	$111.0
Net realized capital losses	0.2	2.7	21.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.3	70.6	42.4
Deferral of acquisition costs and value of business acquired	(57.7)	(46.6)	(39.2)
Deferred income taxes	(24.6)	(18.3)	(14.3)
Changes in other assets and liabilities:
Receivables and accrued income	(20.0)	3.3	(13.8)
Future policy benefits and claims	189.7	180.0	206.9
Other, net	37.5	(10.6)	65.5
Net cash provided by operating activities	404.8	337.4	380.4
Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	594.5	564.0	358.4
Commercial mortgage loans	627.6	597.9	586.7
Real estate	2.2	3.5	5.9
Costs of investments acquired or originated:
Fixed maturity securities—available-for-sale	(534.0)	(948.9)	(1,639.3)
Commercial mortgage loans	(1,263.4)	(930.6)	(570.8)
Real estate	(0.1)	(20.6)	(0.8)
Other investments	(2.0)	—	(0.7)
Property and equipment	(19.5)	(8.9)	(9.3)
Acquisition of blocks of business	—	—	632.0
Net cash used in investing activities	(594.7)	(743.6)	(637.9)
Financing:
Policyholder fund deposits	1,321.6	1,141.3	826.5
Policyholder fund withdrawals	(1,021.0)	(905.5)	(690.9)
Short-term debt	(2.5)	2.5	(81.3)
Long-term debt	(6.9)	13.0	249.9
Debt issuance costs	—	—	(3.8)
Issuance of common stock	12.6	12.3	8.8
Repurchase of common stock	(74.7)	(9.3)	(45.5)
Dividends paid on common stock	(28.4)	(20.4)	(11.7)
Net cash provided by financing activities	200.7	233.9	252.0
Increase (decrease) in cash and cash equivalents	10.8	(172.3)	(5.5)
Cash and cash equivalents, beginning of year	34.5	206.8	212.3
Cash and cash equivalents, end of year	$45.3	$34.5	$206.8
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$94.8	$104.7	$74.0
Income taxes	126.2	110.6	53.0
Non-cash transactions:
Transfer of debt and real estate in partnership dissolution	7.0	—	—

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.	37

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

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, and model portfolios to our retirement plan clients and other third parties. It also provides investment management service to third parties and subsidiaries of StanCorp.

StanCorp Mortgage Investors originates and services small fixed-rate commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors.

Certain subsidiaries of StanCorp have interests in low income housing investments. Individually, the interests in these subsidiaries do not represent a significant subsidiary pursuant to the definition in Financial Accounting Standards Board (“FASB”) Interpretation No.46, “Consolidation of Variable Interest Entities,” nor do they meet the requirements for consolidation. The total equity investment in these interests approximated $19 million and $15 million at December 31, 2004 and 2003, respectively.

The consolidated financial statements include StanCorp and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain 2003 and 2002 amounts have been reclassified to conform to the current presentation.

Use of estimates

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

Investments

For all investments, capital gains and losses are recognized using the specific identification method. Net investment income and capital gains and losses related to separate account assets and liabilities are included in the separate account assets and liabilities. For all investments, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost basis is other than temporary. We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment. In our quarterly impairment analysis, we evaluate whether a decline in value of fixed maturity securities is other than temporary. Factors considered in this analysis include the length of time and the extent to which the fair value has been below amortized cost, the financial condition and near-term prospects of the issuer, our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, and the value of any security interest we may have collateralized in the investment. See “Note 5, Investment Securities.” For securities expected to be sold, an other than temporary impairment charge is recorded if we do not expect the realizable market value of a security to recover

38	StanCorp Financial Group, Inc.

to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the other than temporarily impaired securities for further potential impairment on an on-going basis.

A permanent impairment is recognized on a security if its market value falls below 80% of its book value for 6 months or longer, or it is determined that the value will not recover. During the 6 month period, or as long as the holding is valued below 80% of its book value, the holding is watched for potential permanent impairment. At December 31, 2004, we held no issues that had market values below 80% of their book value.

Investment securities include fixed maturity securities. Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheets. Valuation adjustments are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

Commercial mortgage loans are stated at amortized cost less a valuation allowance for potentially uncollectible amounts.

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method, with property lives varying from 30 to 40 years. Accumulated depreciation totaled $29.8 million and $29.6 million at December 31, 2004 and 2003, respectively. Real estate acquired in satisfaction of debt is held for sale. It is recorded at the lower of cost or fair value less estimated costs to sell and depreciated consistently with real estate held for investment.

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Cash equivalents

Cash equivalents include investments purchased with original maturities, at the time of acquisition, of three months or less.

Deferred acquisition costs

Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. The amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $132.5 million and $100.0 million at December 31, 2004 and 2003, respectively.

The following table sets forth income statement activity for DAC for the years ended December 31:

(In millions)	2004	2003	2002
Deferred	$57.7	$46.6	$39.1
Amortized	(26.2)	(20.1)	(18.1)
Net increase in deferred acquisition costs	$31.5	$26.5	$21.0

Value of business acquired

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. VOBA is amortized in proportion to future premiums or expected future profitability as appropriate. If actual premiums or future profitability is inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life Insurance Company (“Minnesota Life”) block of business reinsured, the amortization period is up to 30 years. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is 23 years. The VOBA associated with the Teachers Insurance and Annuity Association of America (“TIAA”) is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits, although approximately 75% is expected to be amortized within 5 years, or by the end of 2007.

The following table reconciles VOBA and intangible assets, including the intangible asset for the marketing agreement with Minnesota Life, for the years ended December 31:

(In millions)	2004	2003	2002
Balance at January 1	$100.7	$115.1	$58.9
Additions	—	—	61.4
Amortization	(14.4)	(14.4)	(5.2)
Balance at December 31	$86.3	$100.7	$115.1

StanCorp Financial Group, Inc.	39

Part II

The estimated net amortization of VOBA and intangible assets for each of the next five years is as follows:

(In millions)	Amount
2005	$7.3
2006	7.7
2007	6.7
2008	7.2
2009	5.7

Property and equipment, net

The following table sets forth the major classifications of the Company’s property and equipment, and accumulated depreciation at December 31:

(In millions)	2004	2003
Home office properties	$96.6	$96.3
Office furniture and equipment	80.7	69.9
Leasehold improvements	5.7	5.7
Subtotal	183.0	171.9
Less: accumulated depreciation	104.7	100.6
Property and equipment, net	$78.3	$71.3

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation of property and equipment using the half year straight-line method over the estimated useful lives, which are generally 40 years for properties, and from three to ten years for equipment. Leasehold improvements are amortized over the estimated useful life of the asset, not to exceed the life of the lease. Depreciation expense for 2004, 2003, and 2002 was $12.5 million, $12.1 million and $11.6 million respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased approximately 41.6%, 41.8%, and 44.1% of the home office properties at December 31, 2004, 2003, and 2002, respectively. Income from the leases is included in net investment income.

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

Future policy benefits and claims

Benefits and expenses are matched with recognized premiums to result in recognition of profits over the life of the contracts. The match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses. For most of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions concerning a number of factors, including:

•	the amount of premiums on existing business that we will receive in the future;
•	the rate of return on assets we purchase with premiums received;
•	expected number and duration of claims;
•	expenses; and
•	persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

In particular, our group and individual long term disability reserves are sensitive to assumptions regarding the following factors:

•	claim incidence rates;
•	claim termination rates;
•	discount rates used to value expected future claim payments and premiums;
•	persistency rates;
•	the amount of monthly benefit paid to the insured (less reinsurance recoveries and other offsets);
•	expense rates including inflation; and
•	historical delay in reporting of claims incurred.

Assumptions may vary by:

•	age and gender of the claimant, and for individual policies, occupation class of the claimant;
•	year of issue for policy reserves or incurred date for claim reserves;
•	time elapsed since disablement; and
•	contract provisions and limitations.

Other policyholder funds

Other policyholder funds are liabilities for investment-type contracts and are based on the policy account balances including accumulated interest.

Recognition of premiums

Premiums from group life and group and individual disability contracts are generally recognized as revenue monthly when due. Investment-type contract fee revenues consist of charges for policy administration and surrender charges assessed during the period. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets. Experience rated refunds (“ERRs”) are

40	StanCorp Financial Group, Inc.

computed in accordance with the terms of the contracts with certain group policyholders and are accounted for as an adjustment to premiums.

Income taxes

The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Income taxes for 2004 also include approximately $7 million related to the favorable resolution of uncertainties related to the Internal Revenue Service examination of the Company’s tax years through 2001, and favorable outcomes on state tax return matters. At December 31, 2004, years open for audit by the Internal Revenue Service were 2002, 2003 and 2004.

Other comprehensive income

Other comprehensive income includes changes in unrealized capital gains and losses on investment securities available-for-sale, net of the related tax effects, and the increase in the unfunded liability of the non-qualified supplemental retirement plan. The following table sets forth unrealized capital gains and losses, and adjustments for realized capital gains and losses for the years ended December 31:

(In millions)	2004	2003	2002
Increase (decrease) in unrealized capital gains on securities available-for-sale, net	$(21.3)	$24.2	$179.0
Less: tax effects	(8.0)	8.7	64.2
Change in unrealized capital gains (losses) on securities available-for-sale, net of tax	(13.3)	15.5	114.8
Adjustment for realized capital gains, net	(17.0)	(4.0)	(1.0)
Less: tax effects	(6.1)	(1.4)	(0.3)
Adjustment for realized capital gains, net of tax	(10.9)	(2.6)	(0.7)
Total	$(24.2)	$12.9	$114.1

The current year change in unrealized capital gains on securities available-for-sale, net of tax includes $1.1 million, net, for the increase in the unfunded liability of the non-qualified supplemental retirement plan.

Stock-based compensation

The Company has in effect three stock-based employee compensation plans. See “Note 12, Stock-Based Compensation.” Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No.123, Accounting for Stock-Based Compensation prospectively to all employee awards granted, modified, or settled after January 1, 2003.

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

(In millions—except share data)	2004	2003	2002
Net income, as reported	$199.4	$156.3	$111.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.3	1.5	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.5)	(3.7)	(4.5)
Pro forma net income	$198.2	$154.1	$106.5
Net income per share:
Basic—as reported	$6.97	$5.39	$3.77
Basic—pro forma	6.93	5.32	3.62
Diluted—as reported	6.90	5.33	3.73
Diluted—pro forma	6.85	5.25	3.58

For purposes of determining the pro forma expense, the fair value of each option was estimated using the Black-Scholes option pricing model as of the grant date, with the following assumptions for the years ended December 31:

	2004	2003	2002
Dividend yield	1.27%	0.74%	0.74%
Expected stock price volatility	30.3	33.0	34.9
Risk-free interest rate	3.8	3.4	4.1
Expected option lives	5.5 years	6.5 years	6.5 years

Accounting pronouncements

In November 2003, the FASB reached a partial consensus under Emerging Issue Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 required certain quantitative and qualitative disclosures for securities accounted for under SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The portions of EITF 03-1 on which consensus was reached were effective for financial statements for fiscal years ending after December 15, 2003. Effective December 31, 2003, the required disclosures were included in the notes to consolidated financial statements. The portions of EITF 03-1 on which consensus was not reached are not yet final. EITF 03-1 provides more specific guidelines related to SFAS No.115 regarding when impairments need to be recognized through the income statement, as well as on the balance sheet. EITF 03-1 addresses whether a change in the interpretation of temporary impairments due to interest

StanCorp Financial Group, Inc.	41

Part II

rate and credit spread moves is appropriate. Under EITF 03-1, companies that do not have the ability and intent to hold an asset with unrealized losses until recovery of fair value would be required to impair the asset. Impaired losses would flow through net income and accretion on the impaired assets would be recognized in investment income in later periods. Currently, the FASB is considering whether a materiality threshold for recognizing impairment may be appropriate. The effective date for EITF 03-1 has been delayed until this determination is made. The Company is evaluating the potential financial statement effect of EITF 03-1.

On December 16, 2004, the FASB issued SFAS No.123R, Share Based Payment, which amends SFAS No.123 and SFAS No.95, Statement of Cash Flows, and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No.123R requires the expense of all unvested grants, including grants prior to 2003, to be reported in operating expense (the “modified prospective” method). The use of the modified prospective method as of the July 1, 2005 effective date will result in additional pre-tax expense of approximately $0.7 million in 2005 and $0.6 million in 2006.

2. NET INCOME PER COMMON SHARE

Basic net income per common share was calculated based on the weighted-average number of common shares outstanding. Net income per diluted common share reflects the potential effects of restricted stock grants and exercises of outstanding options. The weighted-average common share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. The computation of dilutive weighted-average earnings per share does not include options with an option exercise price greater than the average market price because they are antidilutive (i.e., would increase earnings per share). For the years ended December 31, 2004, 2003, and 2002, antidilutive options were not material. Net income per diluted common share was calculated as follows, for the years ended December 31:

	2004	2003	2002
Net income (in millions)	$199.4	$156.3	$111.0
Basic weighted-average common shares outstanding	28,596,103	28,989,550	29,435,920
Stock options	259,572	240,952	265,381
Restricted stock	63,419	104,057	71,101
Diluted weighted-average common shares outstanding	28,919,094	29,334,559	29,772,402
Net income per diluted common share	$6.90	$5.33	$3.73

3. SEGMENTS

We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans. Resources are allocated and performance is evaluated at the segment level. The Employee Benefits segment sells group disability and life insurance, group dental insurance, and AD&D insurance. The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. The Retirement Plans segment offers full-service 401(k), 457, defined benefit, money purchase pension, and profit sharing plan products and services to small and medium sized employers.

Amounts reported as “Other” primarily include net capital gains and losses on investments, return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on senior notes and adjustments made in consolidation. Other financial service businesses are generally non-insurance related and include StanCorp Mortgage Investors, our commercial mortgage lending business, and StanCorp Investment Advisers, our registered investment adviser. As of December 31, 2004, StanCorp Mortgage Investors was servicing $2.95 billion in commercial mortgage loans for subsidiaries of StanCorp. Commercial mortgage loans serviced for other institutional investors and associated capitalized mortgage servicing rights totaled $747.9 million and $2.1 million, respectively, at December 31, 2004.

42	StanCorp Financial Group, Inc.

The following tables set forth select segment information at or for the years ended December 31:

(In millions)	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
2004:
Revenues:
Premiums	$1,556.5	$94.9	$27.3	$—	$1,678.7
Net investment income	253.4	112.7	58.7	27.8	452.6
Net capital gains	—	—	—	11.5	11.5
Other	6.6	0.3	—	—	6.9
Total revenues	1,816.5	207.9	86.0	39.3	2,149.7
Benefits and expenses:
Benefits to policyholders	1,200.6	83.0	7.6	—	1,291.2
Interest credited	4.5	39.4	32.6	—	76.5
Operating expenses	230.9	28.8	30.5	13.5	303.7
Commissions and bonuses	105.6	36.0	12.8	—	154.4
Premium taxes	27.2	2.2	—	—	29.4
Interest expense	—	—	—	17.7	17.7
Net (increase) decrease in deferred acquisition costs and value of business acquired	5.7	(15.5)	(5.4)	—	(15.2)
Total benefits and expenses	1,574.5	173.9	78.1	31.2	1,857.7
Income before income taxes	$242.0	$34.0	$7.9	$8.1	$292.0
Total assets	$4,709.1	$2,920.8	$3,384.5	$197.6	$11,212.0
2003:
Revenues:
Premiums	$1,500.6	$85.4	$23.3	$—	$1,609.3
Net investment income	253.9	109.3	56.1	22.5	441.8
Net capital gains	—	—	—	9.3	9.3
Other	6.1	0.3	—	—	6.4
Total revenues	1,760.6	195.0	79.4	31.8	2,066.8
Benefits and expenses:
Benefits to policyholders	1,215.0	75.0	7.8	—	1,297.8
Interest credited	4.9	36.1	34.0	—	75.0
Operating expenses	213.5	27.2	27.8	11.6	280.1
Commissions and bonuses	103.4	31.0	9.7	—	144.1
Premium taxes	23.6	1.0	—	—	24.6
Interest expense	—	—	—	17.5	17.5
Net (increase) decrease in deferred acquisition costs and value of business acquired	5.8	(12.7)	(5.2)	—	(12.1)
Total benefits and expenses	1,566.2	157.6	74.1	29.1	1,827.0
Income before income taxes	$194.4	$37.4	$5.3	$2.7	$239.8
Total assets	$4,482.1	$2,701.2	$2,606.4	$192.0	$9,981.7

(In millions)	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
2002:
Revenues:
Premiums	$1,284.3	$80.0	$19.0	$—	$1,383.3
Net investment income	207.0	107.0	52.9	18.2	385.1
Net capital losses	—	—	—	(19.7)	(19.7)
Other	5.5	0.4	—	—	5.9
Total revenues	1,496.8	187.4	71.9	(1.5)	1,754.6
Benefits and expenses:
Benefits to policyholders	1,029.4	79.8	7.9	—	1,117.1
Interest credited	4.7	35.1	32.5	0.6	72.9
Operating expenses	185.8	24.0	27.0	11.0	247.8
Commissions and bonuses	98.8	27.3	6.5	—	132.6
Premium taxes	22.4	0.6	—	—	23.0
Interest expense	—	—	—	5.0	5.0
Net increase in deferred acquisition costs and value of business acquired	(2.7)	(11.1)	(2.0)	—	(15.8)
Total benefits and expenses	1,338.4	155.7	71.9	16.6	1,582.6
Income (loss) before income taxes	$158.4	$31.7	$—	$(18.1)	$172.0
Total assets	$3,765.1	$2,763.8	$1,897.9	$319.7	$8,746.5

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth carrying amounts and estimated fair values for financial instruments at December 31:

	2004		2003
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Investments:
Investment securities	$4,412.5	$4,412.5	$4,524.8	$4,524.8
Commercial mortgage loans, net	3,083.4	2,948.2	2,436.5	2,319.8
Policy loans	4.2	4.2	4.6	4.6
Liabilities:
Total other policyholder funds, investment type contracts	$2,039.6	$2,058.2	$1,752.8	$1,764.6
Long-term debt	282.8	258.1	294.4	272.0

Investments

The fair values of investment securities were based on quoted market prices, where available, or on values obtained from independent pricing services. The fair values of commercial mortgage loans were estimated using option adjusted valuation discount rates. The carrying values of policy loans approximate fair values. While potentially

StanCorp Financial Group, Inc.	43

Part II

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

5. INVESTMENT SECURITIES

The following table sets forth amortized cost and estimated fair values of investment securities available-for-sale at December 31:

	2004
(In millions)	Amortized Cost	Unrealized Estimated		Estimated Fair Value
		Gains	Losses
Available-for-sale:
U.S. government and agency bonds	$383.1	$21.6	$0.2	$404.5
Bonds of states and political subdivisions of the U.S.	90.4	4.7	0.4	94.7
Foreign government bonds	24.4	0.8	—	25.2
Corporate bonds	3,697.7	198.7	8.3	3,888.1
Total investment securities	$4,195.6	$225.8	$8.9	$4,412.5

	2003
(In millions)	Amortized Cost	Unrealized Estimated		Estimated Fair Value
		Gains	Losses
Available-for-sale:
U.S. government and agency bonds	$379.0	$19.4	$1.2	$397.2
Bonds of states and political subdivisions of the U.S.	89.8	6.4	0.5	95.7
Foreign government bonds	25.5	1.4	—	26.9
Corporate bonds	3,776.1	237.0	8.1	4,005.0
Total investment securities	$4,270.4	$264.2	$9.8	$4,524.8

The following table sets forth the contractual maturities of investment securities available-for-sale at December 31:

	2004		2003
(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in 1 year or less	$274.9	$279.2	$215.8	$220.2
Due 1-5 years	1,412.3	1,483.0	1,309.0	1,403.2
Due 5-10 years	1,441.4	1,499.9	1,649.4	1,740.8
Due after 10 years	1,067.0	1,150.4	1,096.2	1,160.6
Total investment securities	$4,195.6	$4,412.5	$4,270.4	$4,524.8

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds represent 1.87%, or $82.5 million, of our investment securities.

The following table sets forth net investment income summarized by type of investment for the years ended December 31:

(In millions)	2004	2003	2002
Investment securities available-for-sale	$251.0	$253.8	$198.8
Commercial mortgage loans	202.6	189.9	177.7
Real estate	6.4	4.6	6.0
Policy loans	0.3	0.3	0.4
Other	1.8	2.3	11.7
Gross investment income	462.1	450.9	394.6
Investment expenses	(9.5)	(9.1)	(9.5)
Net investment income	$452.6	$441.8	$385.1

The following table sets forth capital gains (losses) for the years ended December 31:

(In millions)	2004	2003	2002
Gains:
Investment securities available-for-sale	$10.2	$12.3	$3.1
Commercial mortgage loans	0.9	1.3	13.2
Real estate	1.9	1.9	1.1
Gross capital gains	13.0	15.5	17.4
Losses:
Investment securities available-for-sale	(1.5)	(6.2)	(37.0)
Real estate	—	—	(0.1)
Gross capital losses	(1.5)	(6.2)	(37.1)
Net capital gains (losses)	$11.5	$9.3	$(19.7)

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $5.5 million and $6.3 million at December 31, 2004 and 2003, respectively.

44	StanCorp Financial Group, Inc.

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

			Aging
	At December 31, 2004		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
U.S. government and agency bonds	15	$(0.2)	15	$(0.2)	—	$—
Bonds of states and political subdivisions of the U.S.	11	(0.4)	11	(0.4)	—	—
Corporate Bonds	441	(8.3)	436	(8.1)	5	(0.2)
	467	$(8.9)	462	$(8.7)	5	$(0.2)
Fair market value of securities with unrealized losses:
U.S. government and agency bonds	15	$20.0	15	$20.0	—	$—
Bonds of states and political subdivisions of the U.S.	11	16.2	11	16.2	—	—
Corporate Bonds	441	476.5	436	474.4	5	2.1
	467	$512.7	462	$510.6	5	$2.1

6. COMMERCIAL MORTGAGE LOANS, NET

The Company underwrites mortgage loans on commercial property and in addition to real estate collateral, requires either partial or full recourse on most loans. Although the Company underwrites commercial mortgage loans throughout the United States, commercial mortgage loans in California represent a concentration of credit risk. The following table sets forth the geographic concentration of commercial mortgage loans at December 31:

	2004		2003
(Dollars in millions)	Amount	Percent	Amount	Percent
California	$981.6	33.3%	$858.3	37.0%
Texas	274.2	9.3	195.7	8.4
Oregon	118.3	4.0	113.0	4.9
Florida	110.2	3.7	106.6	4.6
Other	1,463.9	49.7	1,046.2	45.1
Total commercial mortgage loans	$2,948.2	100.0%	$2,319.8	100.0%

Commercial mortgage loans in California account for 33.3% of our commercial mortgage loan portfolio at December 31, 2004. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. However, if economic conditions in California worsen, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

There were no commercial mortgage loans foreclosed and transferred to real estate during 2004. Commercial mortgage loans foreclosed and transferred to real estate were $1.6 million for 2003. There was no charge against the valuation allowance for the foreclosure in 2003. At December 31, 2004, we had commercial mortgage loans totaling $7.5 million that were more than sixty days delinquent and in the process of foreclosure, most of which have been reinstated since year end. We do not anticipate losses on these mortgages should they proceed through foreclosure. There were no

StanCorp Financial Group, Inc.	45

Part II

commercial mortgage loans more than 60 days delinquent or in the process of foreclosure at December 31, 2003.

The following table sets forth commercial mortgage loan valuation and allowance provisions at December 31:

(In millions)	2004	2003	2002
Balance at beginning of the year	$2.6	$4.0	$3.6
Provision (recapture)	(0.3)	(1.4)	0.4
Net amount written off	—	—	—
Balance at end of the year	$2.3	$2.6	$4.0

7. LIABILITY FOR UNPAID CLAIMS, CLAIMS ADJUSTMENT EXPENSES, AND OTHER POLICYHOLDER FUNDS

The liability for unpaid claims, claims adjustment expenses, and other policyholder funds includes liabilities for insurance offered on products such as group long term and short term disability, individual disability, group dental, and group AD&D. The liability for unpaid claims and claim adjustment expenses is included in future policy benefits and claims in the consolidated balance sheets. The following table sets forth the change in the liabilities for unpaid claims and claim adjustment expenses for the years ended December 31:

(In millions)	2004	2003	2002
Balance, beginning of year	$2,833.2	$2,705.1	$1,919.3
Liabilities acquired(1)	—	—	623.9
Less: reinsurance recoverable	(4.1)	(2.9)	(2.6)
Net balance, beginning of year	2,829.1	2,702.2	2,540.6
Incurred related to:
Current year	907.8	889.7	795.7
Prior years	7.0	(2.1)	(0.6)
Total incurred	914.8	887.6	795.1
Paid related to:
Current year	(250.4)	(235.2)	(232.2)
Prior years	(540.3)	(525.5)	(401.3)
Total paid	(790.7)	(760.7)	(633.5)
Net balance, end of year	2,953.2	2,829.1	2,702.2
Plus: reinsurance recoverable	4.9	4.1	2.9
Balance, end of year	$2,958.1	$2,833.2	$2,705.1

(1)	Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA.

Other policyholder funds at December 31, 2004, 2003, and 2002 included $954.9 million, $818.1 million, and $710.5 million, respectively, of employer-sponsored defined contribution and benefit plans funds, and $938.4 million, $776.5 million, and $655.5 million, respectively, of individual fixed-rate annuity funds.

8. LONG-TERM DEBT

The following table sets forth the Company’s long-term debt at December 31:

(In millions)	2004	2003
Long-term debt:
Senior notes	$250.0	$250.0
Other long-term borrowings	8.1	22.0
Total long-term debt	$258.1	$272.0

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

StanCorp had a 50% interest in a real estate joint venture. During 2003, we fully guaranteed the existing debt of the entity, and therefore, effective December 31, 2003, we consolidated the entity and its $15.2 million of debt was included in other long-term borrowings. At December 31, 2004, the real estate joint venture was dissolved, the other long-term borrowings were repaid, and the related net assets were distributed.

9. INCOME TAXES

The provision for income taxes was as follows for the years ended December 31:

(In millions)	2004	2003	2002
Current	$117.2	$101.8	$75.3
Deferred	(24.6)	(18.3)	(14.3)
Total income taxes	$92.6	$83.5	$61.0

The difference between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded tax expense is reconciled as follows:

(In millions)	2004	2003	2002
Tax at federal corporate rate of 35%	$102.2	$83.9	$60.2
Increase (decrease) in rate resulting from:
Tax exempt interest	(0.6)	(0.5)	(0.6)
Dividend received deduction	(2.5)	(0.7)	(0.6)
State income taxes, net of federal benefit	3.0	3.7	1.0
Uncertainties and adjustments	(8.3)	(1.4)	2.6
Other	(1.2)	(1.5)	(1.6)
Total income taxes	$92.6	$83.5	$61.0

46	StanCorp Financial Group, Inc.

The tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability was as follows at December 31:

(In millions)	2004	2003	2002
Policyholder liabilities	$9.1	$—	$—
Deferred gain on disposal of block of business	1.5	1.6	1.7
Retirement Plans for employees	9.3	4.6	5.5
Other	—	0.6	0.6
Total deferred tax assets	19.9	6.8	7.8
Investments	10.0	19.9	35.8
Net unrealized capital gains	76.5	89.9	82.7
Policyholder liabilities	—	5.7	3.7
Capitalized software	7.2	3.3	3.4
Deferred policy acquisition costs	40.9	41.7	46.9
Other	0.4	—	—
Total deferred tax liabilities	135.0	160.5	172.5
Net deferred tax liability	$115.1	$153.7	$164.7

The Company is carrying forward a net operating loss of $7.0 million that originated in the parent company and The Standard Life Insurance Company of New York. The loss will be used in future years to offset taxable income from those entities to the degree allowed by the Internal Revenue Code. If unutilized, $4.3 million would expire in 2024 and $2.7 million would expire in 2025.

10. PENSION BENEFITS

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees of StanCorp and its subsidiaries. The agent pension plan, which is frozen, is for former field employees and agents. Both plans are sponsored and administered by Standard. The defined benefit pension plans provide benefits based on years of service and final average pay. During 2003, several changes were made to the employee pension plan. These included limiting future participation in the plan and reducing future benefit levels.

The Company uses a December 31 measurement date for the plans. The following table provides a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of assets and the funded status at December 31:

(In millions)	2004	2003	2002
Change in benefit obligation:
Projected benefit obligation at beginning of year	$152.9	$139.7	$112.9
Service cost	6.3	5.1	7.2
Interest cost	10.1	9.0	9.0
Amendments	—	(4.4)	—
Actuarial loss	19.3	7.1	14.0
Benefits paid	(3.9)	(3.6)	(3.4)
Projected benefit obligation at end of year	184.7	152.9	139.7
Change in plan assets:
Fair value of plan assets at beginning of year	148.2	121.3	129.0
Actual gain on plan assets	13.1	19.2	(7.1)
Employer contributions	—	11.5	3.0
Benefits paid and estimated expenses	(4.1)	(3.8)	(3.6)
Fair value of plan assets at end of year	157.2	148.2	121.3
Funded status	(27.5)	(4.7)	(18.4)
Unrecognized net transition asset	(0.4)	(0.6)	(0.8)
Unrecognized net actuarial loss	40.2	23.9	25.8
Unrecognized prior service cost	(3.2)	(3.5)	0.5
Prepaid benefit cost	$9.1	$15.1	$7.1

Prepaid benefit costs of $9.1 million, $15.1 million, and $7.1 million were recognized in the balance sheets at December 31, 2004, 2003, and 2002, respectively.

A minimum pension liability adjustment is required when the actuarial present value of the accumulated benefit obligation exceeds plan assets. The plan assets of our plans exceed the accumulated benefit obligation. The following table summarizes the projected and accumulated benefit obligations and the fair value of assets for our plans at December 31:

(In millions)	2004	2003	2002
Projected benefit obligation	$184.7	$152.9	$139.7
Accumulated benefit obligation	157.2	130.1	109.5
Fair value of assets	157.2	148.2	121.3

Plan assets

The following table sets forth the Company’s target and actual weighted average asset allocations for defined benefit pension plans at December 31:

		2004	2003
	Target Allocations	Percentage of Plan Assets
Asset Category:
Equity securities	50.0%	52.5%	50.7%
Debt securities	50.0	47.5	49.3
Total	100.0%	100.0%	100.0%

StanCorp Financial Group, Inc.	47

Part II

The investment goal of the employee pension plan is to produce long run portfolio returns that are consistent with reasonable contribution rates and a well-funded plan. To manage the overall risk of the portfolio, the portfolio is rebalanced as necessary to keep the allocation within tolerance levels of the target allocation. The portfolio is diversified across a number of equity asset categories and stable value assets. The investment goal of the agent pension plan is to invest in stable value assets in order to maintain its funded status.

The following table sets forth net periodic benefit cost and obligation assumptions used in the measurement of the benefit obligations for the years ended December 31:

(In millions)	2004	2003	2002
Service cost	$6.3	$5.1	$7.2
Interest cost	10.1	9.0	9.0
Expected return on plan assets	(11.2)	(9.3)	(9.8)
Amortization of unrecognized net transition asset	(0.2)	(0.2)	(0.2)
Amortization of prior service cost	(0.3)	(0.3)	0.1
Amortization of net actuarial loss	1.0	0.8	0.1
Net periodic benefit cost	$5.7	$5.1	$6.4
Weighted average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	6.25%	6.75%	7.50%
Expected return on plan assets	7.65	7.65	7.65
Rate of compensation increase	4.50	5.00	5.20
Assumption used to determine benefit obligations:
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	4.50	5.00	5.20

The long run rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category. Because the average equity market value returns over the last 30 years generally have been higher than the long run expected rate of return, the historical average return used to determine the expected return on plan assets was reduced by 20%.

Equity securities in the employee pension plan portfolio totaled $74.3 million and $67.0 million at December 31, 2004 and 2003, respectively. The plan held no StanCorp securities as plan assets at December 31, 2004 and 2003.

The Company was not obligated to make any contributions to its pension plans for 2004, and expects to make a minimum required contribution of $5.5 million in 2005.

The expected benefit payments for the Company’s pension plans are as follows for the years indicated:

(In millions)
2005	$4.3
2006	4.7
2007	5.0
2008	5.5
2009	6.2
2010 – 2014	42.8

Deferred compensation plans

Substantially all eligible employees are covered by qualified deferred compensation plans under which a portion of the employee contribution is matched. Employees hired after January 1, 2003, are eligible for an additional non-elective employer contribution. Non-elective employer contributions made to the existing deferred compensation plan are intended in lieu of participation in Standard’s defined benefit pension plan. Contributions by Standard to the plans for 2004, 2003, and 2002 were $5.2 million, $3.1 million, and $2.8 million, respectively.

Eligible executive officers are covered by a non-qualified supplemental retirement plan. The accrued benefit cost was $11.7 million and $9.2 million at December 31, 2004 and 2003, respectively. Expenses were $1.4 million, $1.4 million, and $1.5 million for 2004, 2003, and 2002, respectively. For 2004, the accumulated benefit obligation exceeded the unfunded liability and additional liability of $1.7 million was recognized and reported, net of tax, in accumulated other comprehensive income.

Eligible executive officers, directors, agents, and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation is matched. The unfunded liability was $8.2 million and $8.0 million at December 31, 2004 and 2003, respectively.

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits, and group term life insurance. Eligible retirees are required to contribute specified amounts, which are determined periodically, and are based on retirees’ length of service. During 2003, the cost sharing between Standard and its retirees was changed for employees retiring after December 31, 2003, shifting a greater portion towards retirees.

In May 2004, Financial Accounting Standards Board Staff Position (“FSP”) No.106-2, Accounting and Disclosure

48	StanCorp Financial Group, Inc.

Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was issued. FSP No. 106-2 addresses the accounting and disclosure requirements resulting from the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) that was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 was effective for the first interim or annual period beginning after June 15, 2004, with early adoption allowed. During the second quarter of 2004, the Company elected early adoption As a result, the net periodic benefit cost decreased $0.5 million, and we estimate that the accumulated postretirement benefit obligation will decrease by $3.0 million.

The Company uses a December 31 measurement date for the postretirement benefit plan. The following table provides a reconciliation of the changes in the postretirement plan’s accumulated benefit obligations, fair value of assets and the funded status for the years ended December 31:

(In millions)	2004	2003	2002
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$27.5	$32.6	$16.4
Service cost	1.4	1.5	1.8
Interest cost	1.5	1.6	2.0
Amendments	—	(7.3)	(1.0)
Actuarial gain	(2.1)	(0.4)	14.2
Benefits paid	(0.6)	(0.5)	(0.8)
Accumulated postretirement benefit obligation at end of year	27.7	27.5	32.6
Change in postretirement plan assets:
Fair value of plan assets at beginning of year	14.3	12.2	11.6
Actual gain on plan assets	0.6	1.6	0.2
Employer contributions	0.6	1.0	1.2
Benefits paid and estimated expenses	(0.6)	(0.5)	(0.8)
Fair value of plan assets at end of year	14.9	14.3	12.2
Funded status	(12.8)	(13.2)	(20.4)
Unrecognized net actuarial loss	7.0	9.1	10.7
Unrecognized prior service cost	(7.0)	(7.7)	(0.9)
Accrued benefit cost	$(12.8)	$(11.8)	$(10.6)

Amounts recognized in the balance sheets at December 31 consisted of accrued benefit cost of $12.8 million, $11.8 million, and $10.6 million for 2004, 2003, and 2002, respectively.

The projected discounted cash flow obligation for the postretirement plan was $47.9 million and $47.3 million at December 31, 2004 and 2003, respectively.

For the postretirement benefit plan, the assumed health care cost trend rates were assumed to increase as follows for the years ended December 31:

	2004	2003
Health care cost trend rate assumed for next year:
Medical	10.00%	10.00%
Prescription	14.00	14.00
HMO (blended)	10.00	11.10
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(1)	5.25	5.25

(1)	Year that the rate reaches the ultimate trend is 2010.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.6	$(0.4)
Effect on postretirement benefit obligation	4.6	(3.8)

The following table sets forth the Company’s target and actual weighted average asset allocations for the years ended December 31:

	Target	2004	2003
Asset Category:
Equity securities	—%	—%	—%
Debt securities	100.0	96.0	100.0
Other	—	4.0	—
Total	100.0%	100.0%	100.0%

Net periodic benefit cost and obligation assumptions used in the measurement of the postretirement benefit obligations were as follows for the years ended December 31:

(Dollars in millions)	2004	2003	2002
Service cost	$1.4	$1.5	$1.8
Interest cost	1.5	1.6	2.0
Expected return on plan assets	(0.8)	(0.7)	(0.6)
Amortization of prior service cost	(0.7)	(0.5)	—
Amortization of net actuarial (gain) loss	0.2	0.3	0.2
Net periodic benefit cost	$1.6	$2.2	$3.4
Weighted average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	6.25%	6.75%	7.50%
Expected return on plan assets	5.50	5.50	5.50
Rate of compensation increase graded by age	5.00	5.00	5.00
Assumptions used to determine benefit obligations:
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase graded by age	4.50	5.00	5.00

StanCorp Financial Group, Inc.	49

Part II

At December 31, 2004, the Company has contributed approximately $0.6 million to fund the postretirement benefit plan. The Company expects to make contributions of $0.9 million to its postretirement benefit plan in 2005.

The expected benefit payments for the Company’s postretirement plan for the years indicated are as follows:

Expected Benefit Payments	Other Postretirement Benefits
(In millions)
2005	$0.9
2006	0.8
2007	0.9
2008	0.9
2009	1.0
2010–2014	6.5

12. STOCK-BASED COMPENSATION

The 1999 Omnibus Stock Incentive Plan authorizes the board of directors of StanCorp to grant eligible employees certain incentive or non-statutory stock options, bonuses and performance stock options, restricted and foreign stock awards, and stock appreciation and cash bonus rights related to StanCorp’s common stock. All options are granted at a stock price of not less than the market value at the date of the option grant and may be exercised for a period not exceeding ten years from the date of the grant. The maximum number of shares of common stock that may be issued under this plan is 1.7 million. By the end of 2004, 1.6 million shares, or options for shares, had been issued under this plan.

In 2002, we adopted the 2002 Stock Incentive Plan. This plan authorizes the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 1.5 million. By the end of 2004, 538,465 shares, or options for shares had been issued under the 2002 plan. Employee options are subject to a four-year annual step-vesting schedule beginning one year after the date of grant. Directors’ options vest in one year.

The following tables set forth options outstanding and activity under the stock-based compensation plans for the years ended December 31:

	2004		2003		2002
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Beginning of period	1,147,409	$41.23	1,117,311	$35.75	978,766	$28.22
Granted	280,975	64.99	272,859	49.75	315,050	53.35
Exercised	(269,900)	33.70	(229,273)	24.23	(153,251)	24.16
Canceled	(77,333)	54.95	(13,488)	48.99	(23,254)	33.67
End of period	1,081,151	48.38	1,147,409	41.23	1,117,311	35.75
Exercisable	573,201	$40.31	585,904	$33.21	615,813	$25.32

Options outstanding had the following characteristics at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20.00-30.00	220,146	4.8	$24.23	220,146	$24.23
30.01-40.00	4,450	5.8	37.57	4,137	37.43
40.01-50.00	307,933	7.4	46.80	134,596	45.31
50.01-60.00	292,297	7.4	53.56	213,947	53.72
60.01-70.00	243,825	9.2	64.91	375	62.61
70.01-80.00	11,500	9.8	72.00	—	—
80.01-90.00	1,000	9.9	80.37	—	—
	1,081,151	7.3	$48.38	573,201	$40.31

50	StanCorp Financial Group, Inc.

The weighted-average grant date fair value of option awards for 2004, 2003, and 2002 was $19.95, $18.28, and $21.14, respectively.

The Company grants to certain key management employees restricted stock in which full ownership is not vested until the attainment of certain financial benchmarks (“performance” shares), or the completion of a specified period of employment with the Company (“retention” shares). Performance shares were first issued in 2000 and were released, subject to the attainment of financial goals, through 2004. A new grant of performance shares was made in 2004 to be released upon attainment of predetermined performance goals for years 2004 through 2006. The Company’s experience with performance shares was as follows for the years ended December 31:

	2004	2003	2002
Beginning of the period	106,508	156,974	155,000
Shares granted	77,400	—	40,000
Shares released	(64,832)	(50,466)	(29,526)
Shares canceled	(58,776)	—	(8,500)
Restricted at year end	60,300	106,508	156,974

The grant date fair value of the performance shares granted was $65.38 per share for the shares granted in 2004, and $50.74 per share for the shares granted in 2002. There were no performance shares granted in 2003.

The Company’s grants of retention shares were as follows for the years ended December 31:

	2004	2003	2002
Shares granted	3,500	19,000	12,000
Weighted-average grant date fair value	$64.93	$48.81	$55.19

The Company’s Employee Share Purchase Plan allows eligible employees to purchase common stock at 85% of the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase common stock. No employee may purchase common stock having a fair market value in excess of $25,000 in any calendar year.

13. REINSURANCE

We manage risk through sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by customer geography, industry, size and occupation, maintenance of a strong financial position, maintenance of reinsurance and risk pool arrangements, and sufficient alignment of assets and liabilities to meet financial obligations.

In order to limit our losses from large exposures, we enter into reinsurance agreements with other insurance companies. During 2004, we reviewed our retention limits and, based on our current size and recent experience, increased our maximum retention limits for our group and individual disability and group life and AD&D contracts. Effective October 1, 2004, we increased our maximum retention limits per individual for group life and AD&D combined from $500,000 to $750,000. Our maximum retention for group disability insurance increased from $10,000 to $15,000 monthly benefit per individual. Except for certain policies in the block of business we assumed from Minnesota Life, our maximum retention increased generally from $3,500 to $5,000 monthly benefit per individual for individual disability policies with effective dates on or after October 1, 2004. On certain Minnesota Life business, we have a maximum retention of $6,000 monthly benefit per individual.

Standard is involved in a reinsurance and third party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.5%, 3.5%, and 3.6% of the Company’s total premiums for 2004, 2003, and 2002, respectively. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management, and other administrative services under the arrangement. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2004 was $200.1 million.

During 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement that provides for approximately 15%

StanCorp Financial Group, Inc.	51

Part II

of the net dental premiums written by Standard and the risk associated with this premium, to be ceded to Ameritas.

In addition to product-specific reinsurance arrangements, we maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D. Through a combination of our participation in a catastrophe reinsurance pool and a catastrophe reinsurance agreement, we have coverage of up to approximately $300 million per event.

Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over approximately 35 participating members. The annual fees paid by the Company to participate in the pool and claims to date have been minor. As a member of the pool, we are exposed to potential losses experienced by other participating members of approximately $65 million for a single event for losses submitted by a single company, and approximately $160 million for a single event for losses submitted by multiple companies. If we had been a member of the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million compared to pre-tax charges of $5 million incurred. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

Effective October 1, 2004, we maintain reinsurance coverage for catastrophe losses related to group life and AD&D through a catastrophe reinsurance agreement. This agreement excludes nuclear, biological and chemical acts of terrorism.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) provided for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. In June 2004, TRIA was extended through the end of 2005. Group life insurance is not currently covered under TRIA. Group life insurance represents a significant portion of our revenues and income. Concentration of risk is inherent in the group life insurance products we offer and we have group life insurance exposure to certain customers in amounts significantly in excess of our catastrophe reinsurance coverage. Because of our concentration of risk, an occurrence of a significant catastrophe or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The following table sets forth reinsurance information at or for the years ended December 31:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2004:
Life insurance in force	$206,435.2	$5,021.9	$4,188.0	$205,601.3	2.0%
Premiums:
Life insurance and annuities	$648.0	$67.7	$15.5	$595.8	2.6%
Accident and health insurance	988.0	50.8	145.7	1,082.9	13.5
Total premiums	$1,636.0	$118.5	$161.2	$1,678.7	9.6%

2003:
Life insurance in force	$189,998.2	$6,145.3	$13,188.2	$197,041.1	6.7%
Premiums:
Life insurance and annuities	$602.1	$73.9	$52.9	$581.1	9.1%
Accident and health insurance	857.3	46.7	217.6	1,028.2	21.2
Total premiums	$1,459.4	$120.6	$270.5	$1,609.3	16.8%

2002:
Life insurance in force	$172,615.9	$6,398.6	$25,514.6	$191,731.9	13.3%
Premiums:
Life insurance and annuities	$538.8	$79.0	$16.2	$476.0	3.4%
Accident and health insurance	805.6	36.9	138.6	907.3	15.3
Total premiums	$1,344.4	$115.9	$154.8	$1,383.3	11.2%

52	StanCorp Financial Group, Inc.

Recoveries recognized under reinsurance agreements were $50.6 million, $50.3 million, and $42.4 million for 2004, 2003, and 2002, respectively. Amounts recoverable from reinsurers were $887.9 million and $871.9 million at December 31, 2004 and 2003, respectively. Of these amounts, $778.5 million and $777.5 million were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. See “Note 14, Reinsurance of Blocks of Business.”

14. REINSURANCE OF BLOCKS OF BUSINESS

Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2004 was approximately $644.3 million. Approximately $60 million in VOBA was capitalized related to the reinsurance agreement.

Effective October 1, 2000, Standard assumed through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2004 was $591.9 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. We recently signed an extension of the national marketing agreement through 2007.

Effective January 1, 2001, Standard ceded to Protective Life, through a reinsurance agreement, Standard’s individual life insurance product line. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding statutory liabilities. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s books and an equal amount is recorded as a recoverable from reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life. The market value of assets required to be maintained in the trust is determined quarterly.

StanCorp Financial Group, Inc.	53

Part II

15. INSURANCE INFORMATION

The following table sets forth insurance information at or for the years ended December 31:

(In millions)	Deferred Acquisition Costs(1)	Future Policy Benefits and Claims	Other Policy- holder Funds	Premium Revenue	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of Deferred Acquisition Costs(1)	Other Operating Expenses(2)
2004:
Employee Benefits	$80.6	$3,110.8	$224.1	$1,556.5	$253.4	$1,205.1	$29.4	$369.4
Individual Insurance	123.8	1,303.0	1,219.1	94.9	112.7	122.4	13.1	51.5
Retirement Plans	12.5	70.8	957.7	27.3	58.7	40.2	—	37.9
Total	$216.9	$4,484.6	$2,400.9	$1,678.7	$424.8	$1,367.7	$42.5	$458.8
2003:
Employee Benefits	$86.3	$2,941.1	$224.1	$1,500.6	$253.9	$1,219.9	$25.9	$346.3
Individual Insurance	107.6	1,282.1	1,056.1	85.4	109.3	111.1	9.1	46.5
Retirement Plans	6.8	71.7	820.1	23.3	56.1	41.8	(0.5)	32.3
Total	$200.7	$4,294.9	$2,100.3	$1,609.3	$419.3	$1,372.8	$34.5	$425.1
2002:
Employee Benefits	$92.3	$2,762.7	$205.4	$1,284.3	$207.0	$1,034.1	$15.1	$304.3
Individual Insurance	95.6	1,278.1	948.6	80.0	107.0	114.9	7.9	40.8
Retirement Plans	3.0	74.1	710.5	19.0	52.9	40.4	0.3	31.5
Total	$190.9	$4,114.9	$1,864.5	$1,383.3	$366.9	$1,189.4	$23.3	$376.6

(1)	DAC and related amortization include VOBA.
(2)	Other operating expenses include operating expenses, commissions and bonuses, premium taxes, and the net increase in DAC.

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

As of January 1, 2003, pursuant to SSAP No.37, Mortgage Loans, an increase of $6.2 million in surplus was reported to release the unamortized mortgage prepayment penalties included in the Interest Maintenance Reserve (“IMR”). Beginning in 2003, mortgage prepayment penalties are reported as investment income instead of realized capital gains, which are subject to the IMR amortization. The effect of this accounting change on 2003 statutory net income was an increase of $5.8 million.

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and IMR are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within one year; and j) surplus notes are included in capital and surplus.

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled. In August 2003, Standard made an extraordinary distribution of $200

54	StanCorp Financial Group, Inc.

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

During 2004, Standard’s board of directors approved distributions to StanCorp to pay accrued interest and to make partial repayment of principal on the intercompany surplus note up to $155 million. At December 31, 2004, Standard had distributed a total of approximately $140 million related to that approval. The outstanding principal balance on the surplus note was $75 million at December 31, 2004. While the surplus note is outstanding, any distributions from Standard to StanCorp will be applied to the interest and outstanding principal on the surplus note. Standard paid dividends of $65.0 million to StanCorp in 2003.

State insurance departments require insurance enterprises to adhere to minimum Risk-Based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2004 and 2003, the insurance subsidiaries’ RBC levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The authorized control level RBC was $153.6 million and $145.6 million of statutory capital and surplus at December 31, 2004 and 2003, respectively. The current amount of distributions approved by the board of directors, based on excess capital at December 31, 2004, is $198 million. We anticipate seeking approval of a distribution from the Oregon Insurance Division during 2005.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries as reported to state insurance regulatory authorities with the Company’s GAAP equity at December 31:

(In millions)	2004	2003
Statutory capital and surplus	$942.5	$876.1
Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	211.7	226.2
Deferred acquisition costs	132.6	100.1
Deferred tax liabilities	(179.2)	(200.5)
Federal income taxes accrued	—	23.8
Reinsurance receivable	(5.5)	(4.0)
Premiums receivable	(22.0)	(6.3)
Asset valuation reserve	73.8	54.3
Interest maintenance reserve	7.9	2.3
Valuation of investments	141.2	163.6
SFG stock repurchased	(74.7)	(9.3)
Non-admitted assets	176.5	178.4
Surplus note	(75.0)	(200.0)
VOBA	84.4	100.7
Other, net	(13.1)	4.1
GAAP equity	$1,401.1	$1,309.5

The following table reconciles statutory gain from operations as reported to insurance regulatory authorities with GAAP net income for the years ended December 31:

(In millions)	2004	2003	2002
Statutory gain from operations	$192.1	$137.7	$19.1
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	(16.0)	16.2	(7.5)
Deferred acquisition costs and value of business acquired, net of amortization	14.7	12.3	15.8
Deferred income taxes	24.6	18.3	14.3
Current income taxes	(32.6)	(26.6)	3.5
Stock options	(3.5)	(2.8)	—
Surplus note interest	4.3	(4.3)	—
Reinsurance ceding commission, net of tax	(10.0)	(7.6)	69.2
Other, net	25.8	13.1	(3.4)
GAAP net income	$199.4	$156.3	$111.0

StanCorp Financial Group, Inc.	55

Part II

17. PARENT HOLDING COMPANY CONDENSED FINANCIAL    INFORMATION

Set forth below are the unconsolidated condensed financial statements of StanCorp. The significant accounting policies used in preparing StanCorp’s financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company except that StanCorp’s subsidiaries are carried under the equity method.

The following table presents StanCorp’s condensed statements of income for the years ended December 31:

(In millions)	2004	2003	2002
Revenues:
Net investment income	$(0.6)	$—	$—
Total	(0.6)	—	—
Expenses:
Interest expense	17.5	17.6	5.6
Operating expenses	4.0	3.2	2.7
Total	21.5	20.8	8.3
Loss before income taxes and equity in net income of subsidiaries	(22.1)	(20.8)	(8.3)
Income taxes	(0.5)	(2.9)	(0.3)
Surplus note interest, affiliated entity	10.5	4.3	—
Equity in net income of subsidiaries	210.5	169.9	119.0
Net income	$199.4	$156.3	$111.0

The following table presents StanCorp’s condensed balance sheets at December 31:

(In millions)	2004	2003
Assets
Cash and cash equivalents	$10.7	$12.4
Investment in subsidiaries	1,514.7	1,315.5
Receivable from subsidiaries	8.8	19.7
Surplus note and interest receivable, affiliated entity	75.0	204.3
Other assets	50.4	16.7
Total	$1,659.6	$1,568.6
Liabilities And Shareholders’ Equity
Payable to subsidiaries	$—	$0.1
Other liabilities	258.5	259.0
Total shareholders’ equity	1,401.1	1,309.5
Total	$1,659.6	$1,568.6

The following table presents StanCorp’s condensed statements of cash flows for the years ended December 31:

(In millions)	2004	2003	2002
Operating:
Net income	$199.4	$156.3	$111.0
Change in operating assets and liabilities	8.9	(26.3)	5.1
Net cash provided by operating activities	208.3	130.0	116.1
Investing:
Investment in subsidiaries	(233.2)	25.0	(320.5)
Dividends received from subsidiaries	9.9	78.1	56.5
Surplus note	125.0	(200.0)	—
Investment securities and other	(37.6)	(0.7)	(0.1)
Net cash used in investing activities	(135.9)	(97.6)	(264.1)
Financing:
Receivable from (payable to) affiliates, net	9.4	(7.7)	28.8
Line of credit, net	—	—	(81.3)
Proceeds from issuance of senior notes	—	—	246.2
Issuance and repurchase of common stock, net	(55.1)	8.0	(34.5)
Dividends on common stock	(28.4)	(20.4)	(11.7)
Net cash provided by (used in) financing activities	(74.1)	(20.1)	147.5
Increase (decrease) in cash and cash equivalents	(1.7)	12.3	(0.5)
Cash and cash equivalents, beginning of year	12.4	0.1	0.6
Cash and cash equivalents, end of year	$10.7	$12.4	$0.1

18. CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2004. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

We currently have two unsecured credit agreements for $75 million each, with credit availability totaling $150 million expiring in June 2005. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on indebtedness, financial liquidity and RBC. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is

56	StanCorp Financial Group, Inc.

based on the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing, and the amount outstanding on the lines. At December 31, 2004, we were in compliance with all covenants under the credit agreements and have no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2013, with renewal options for periods ranging from one to nine years. Future minimum payments under the leases are 2005, $14.0 million; 2006, $11.6 million; 2007, $8.4 million; 2008, $6.4 million; 2009, $4.8 million and thereafter, $2.7 million. Total rent expense was $14.1 million, $12.2 million, and $13.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

At December 31, 2004, minimum future rental receivables on non-cancelable leases of retail and office space in the home office properties with initial terms of one year or more were 2005, $11.1 million; 2006, $10.1 million; 2007, $9.6 million; 2008, $9.1 million; 2009, $8.1 million and thereafter, $22.5 million.

The Company has certain software maintenance, licensing, and telecommunications commitments that expire in various years through 2011, with renewal options for a two-year period. Future minimum payments under these commitments are 2005, $2.4 million; 2006, $2.0 million; 2007, $1.1 million; 2008, $0.1 million and 2009, $0.1 million. Total expense for these agreements was $0.8 million, $0.9 million and $1.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company’s financing obligations generally include debts, lease payment obligations, and commitments to fund commercial mortgage loans. The remaining obligations reflect the long-term portion of other liabilities, excluding the Company’s obligations under our insurance and annuity product contracts. The following table summarizes the Company’s contractual obligations as of December 31, 2004:

	Payments due by period
(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations:
Short-term debt obligations	$0.2	$0.2	$—	$—	$—
Long-term debt obligations	258.1	—	0.5	0.5	257.1
Interest on long-term obligations	144.8	17.8	35.6	35.6	55.8
Capital lease obligations	0.4	0.2	0.2	—	—
Operating lease obligations	52.9	16.1	23.0	11.1	2.7
Funding requirements for commercial mortgage loans	186.0	186.0	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities according to GAAP	62.9	8.9	6.7	4.0	43.3
Total	$705.3	$229.2	$66.0	$51.2	$358.9

The Company’s long-term debt obligations consisted primarily of the $250.0 million 6.875%, 10-year senior notes pursuant to the shelf registration statement. Interest payable related to the total long-term obligations totals $144.8 million for the periods shown in the table. The lease obligations include leases on certain buildings and equipment under non-cancelable operating leases, software maintenance, licensing, and telecommunication commitments, all expiring in various years through 2011 with renewal options ranging from one to five years.

In the normal course of business, the Company commits to fund commercial mortgage loans that generally have fixed expiration dates. At December 31, 2004, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 4.875% to 7.0%, totaling $186.0 million. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to our disapproval, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

Other long-term liabilities reflected in the Company’s balance sheet at December 31, 2004 consisted of a $13.5 million tax reimbursement liability related to the block of life insurance business sold to Protective Life Insurance Company in 2001, $10.3 million in capital commitments related to our low income housing investments, $19.9 million in unfunded liabilities for non-qualified deferred compensation and supplemental retirement plans, an accrued liability of $12.8 million for postretirement benefits,

StanCorp Financial Group, Inc.	57

Part II

and $0.9 million of accrued guarantee association payments. In addition to long-term liabilities recorded on the balance sheet, a $5.5 million required minimum contribution to the defined benefit pension plan in 2005 is included in this category.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 8, 2004, the board of directors authorized a new share repurchase program of up to 1.5 million shares of StanCorp common stock. The new share repurchase program expires on December 31, 2005, and replaced the Company’s previous share repurchase program.

During 2004, we repurchased approximately 1.2 million shares of common stock at a total cost of $74.7 million for a volume weighted-average price of $63.38 per common share. At December 31, 2004, the Company had 1,453,600 shares remaining under its share repurchase program. Also during 2004, the Company acquired 26,749 shares of common stock from executive officers to cover tax liabilities resulting from the release of performance-based shares at a total cost of $1.8 million for a volume weighted-average price of $67.40 per common share.

During 2003, we repurchased 185,700 shares of common stock at a total cost of $9.3 million for a volume weighted-average price of $50.35 per common share. Also during 2003, the Company acquired 22,986 shares of common stock from executive officers to cover tax liabilities resulting from the release of performance-based shares at a total cost of $1.1 million for a volume weighted-average price of $47.76 per common share.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter for the years indicated:

	2004
(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Premiums	$439.0	$423.5	$409.5	$406.7
Net investment income	114.1	114.2	112.6	111.7
Net capital gains	3.5	1.9	1.6	4.5
Total revenues	558.3	541.4	525.5	524.5
Benefits to policyholders	334.7	324.3	312.8	319.4
Net income	51.3	52.0	52.5	43.6
Net income per common share:
Basic	$1.81	$1.84	$1.84	$1.49
Diluted	1.79	1.82	1.82	1.48

	2003
(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Premiums	$396.7	$405.3	$406.0	$401.3
Net investment income	111.1	114.1	109.5	107.1
Net capital gains (losses)	1.3	5.4	3.7	(1.1)
Total revenues	510.7	526.5	520.9	508.7
Benefits to policyholders	310.6	330.0	333.0	324.2
Net income	44.5	42.4	37.2	32.2
Net income per common share:
Basic	$1.53	$1.46	$1.29	$1.11
Diluted	1.51	1.45	1.27	1.10

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2004 and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page
Report of Independent Registered Public Accounting Firm	59
Management Report on Internal Control over Financial Reporting	60

58	StanCorp Financial Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that StanCorp Financial Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Portland, Oregon

March 10, 2005

StanCorp Financial Group, Inc.	59

Part II

Management Report on Internal Control over Financial Reporting

The management of StanCorp Financial Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered public accounting firm that audits the Company’s consolidated financial statements has issued an audit report on our assessment of the Company’s internal control over financial reporting.

Item 9B.	Other Information

Exhibits not previously filed with the SEC and filed herewith include: Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan; Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan; Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 1990 Restatement; Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (20     Performance Period), Standard Insurance Company Restatement of Deferred Compensation Plan for Directors, and the Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon).

60	StanCorp Financial Group, Inc.

Part III

Item 10.	Directors and Executive Officers of the Registrant

See Item 4, “Submission of Matters to a Vote of Security Holders—Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information regarding executive compensation is reported under the caption “Report of the Organization and Compensation Committee” and “Compensation of Directors and Officers” in the Company’s 2005 Proxy Statement, herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is reported under the caption “Share Ownership of Directors and Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s 2005 Proxy Statement, herein incorporated by reference.

Existing Equity Compensation Plans

The Company currently has in effect three equity compensation plans, all of which have been approved by shareholders. These are the 1999 Omnibus Stock Incentive Plan, the 1999 Employee Share Purchase Plan, and the 2002 Stock Plan. The shares to be issued subject to outstanding options and the shares otherwise available for issue under these plans as of December 31, 2004 are presented below:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,081,151	$48.38	1,574,270
Equity compensation plans not approved by security holders	None	—	None

Under the 1999 Omnibus Stock Incentive Plan, 59,887 shares remained available for issuance as options or restricted stock as of December 31, 2004. Under the 1999 Employee Share Purchase Plan, there were 584,498 shares available for issuance. Under the 2002 Stock Plan, there were 929,885 shares available to be issued, all of which could be issued as options, and 289,700 of which could be issued as restricted stock.

Item 13.	Certain Relationships and Related Transactions

Reported under the caption “Compensation of Directors and Officers—Certain Relationships and Related Transactions” in the Company’s 2005 Proxy Statement, herein incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is reported under the caption “Proposal to Ratify Appointment of Independent Auditors” in the Company’s 2005 Proxy Statement, herein incorporated by reference.

StanCorp Financial Group, Inc.	61

Part IV

Item 15.	Exhibits, Financial Statements, and Financial Statement Schedules

(a)	Index of documents filed as part of the report:
1.	The following Consolidated Financial Statements of StanCorp are included in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	The following Financial Statement Schedules of StanCorp are included in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Condensed Financial Information of Registrant

Valuation and Qualifying Accounts

Summary of Investments—Other Than Investments in Affiliates

Supplementary Insurance Information

Reinsurance

3.	Exhibits Index

Number	Name
3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended
3.2	Bylaws of StanCorp Financial Group, Inc.
4.1	Form of Rights Agreement
4.2	Form of Indenture Relating to Senior Debt Securities
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002
10.1	Form of Change of Control Agreement
10.2	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended
10.3	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan
10.4	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.5	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.6	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 1990 Restatement
10.7	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2004 Restatement
10.8	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement
10.10	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (20 Performance Period)
10.11	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement [Senior Officers]
10.12	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement [Directors]
10.13	StanCorp Financial Group, Inc. Short Term Incentive Program

62	StanCorp Financial Group, Inc.

Number	Name
10.14	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company Dated December 1, 2001
10.15	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company dated November 6, 2000
10.16	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002
10.17	Second Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 28, 2004, $75,000,000
10.18	Second Amendment to the Credit Agreement Between StanCorp Financial Group Inc. and Keybank National Association Dated as of June 28, 2004, $75,000,000
10.19	Standard Insurance Company Restatement of Deferred Compensation Plan for Directors
10.20	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)
12.1	Statement Regarding Computation of Ratio of Earning to Fixed Charges
14.1	Code of Business Conduct and Ethics for the Board of Directors
14.2	Code of Ethics for Senior Officers
14.3	Guide to Business Conduct
21	Subsidiaries of the Registrant
23	Independent Registered Public Accounting Firm Consent
24	Powers of Attorney of Directors of StanCorp Financial Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

StanCorp Financial Group, Inc.	63

Part IV

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on March 10, 2005.

STANCORP FINANCIAL GROUP, INC.

By:	/s/ ERIC E. PARSONS
Name: Eric E. Parsons
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ERIC E. PARSONS Eric E. Parsons	Chairman, President and Chief Executive Officer (Principal Executive Officer) Director	March 10, 2005

/s/ CINDY J. MCPIKE Cindy J. McPike	Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 10, 2005

* Virginia L. Anderson	Director	March 10, 2005

* Frederick W. Buckman	Director	March 10, 2005

* John E. Chapoton	Director	March 10, 2005

* Richard Geary	Director	March 10, 2005

* Wanda G. Henton	Director	March 10, 2005

* Peter O. Kohler, MD	Director	March 10, 2005

* Jerome J. Meyer	Director	March 10, 2005

* Ralph R. Peterson	Director	March 10, 2005

* E. Kay Stepp	Director	March 10, 2005

* Michael G. Thorne	Director	March 10, 2005

Ronald E. Timpe	Director	March 10, 2005

*By:	/s/ CINDY J. MCPIKE
Cindy J. McPike, as Attorney-in-fact

64	StanCorp Financial Group, Inc.

Exhibits Index

Number	Name	Method of Filing
3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended	Filed as Exhibit 4.1 on Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference
3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.1 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference
4.1	Form of Rights Agreement	Filed as Exhibit 4.2 on the Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference
4.2	Form of Indenture relating to senior debt securities	Filed as Exhibit 4 (c) on the Registrant’s Form S-3, dated July 3, 2002, and incorporated herein by this reference
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002	Filed as Exhibit 4.1 on the Registrant’s Form 8-K, dated September 25, 2002, and incorporated herein by this reference
10.1	Form of Change of Control Agreement	Filed as Exhibit 10.1 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference
10.2	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference
10.3	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed herewith
10.4	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.3 on the Registrant’s Form 10-K, dated March 14, 2000, and incorporated herein by this reference
10.5	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed herewith
10.6	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 1990 Restatement	Filed herewith
10.7	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2004 Restatement	Filed as Exhibit 10.2 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.8	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.14 on Registrant’s Form 10-Q, dated November 9, 2004 and incorporated herein by this reference
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement	Filed as Exhibit 10.3 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.10	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (20 Performance Period)	Filed herewith
10.11	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement [Senior Officers]	Filed as Exhibit 10.5 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.12	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement [Directors]	Filed as Exhibit 10.6 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference

StanCorp Financial Group, Inc.	65

Part IV

Number	Name	Method of Filing
10.13	StanCorp Financial Group, Inc. Short Term Incentive Program	Filed as Exhibit 10.1 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference

10.14	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company Dated December 1, 2000	Filed as Exhibit 2 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference

10.15	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company dated November 6, 2000	Filed as Exhibit 2 on Registrant’s Form 10-Q, dated May 14, 2001, and incorporated herein by this reference

10.16	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002	Filed as exhibit 10.17 on Registrant’s Form 10-K, dated March 14, 2003, and incorporated herein by this reference

10.17	Second Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 28, 2004, $75,000,000	Filed as Exhibit 10.1 on Registrant’s Form 10-Q, dated August 5, 2004, and incorporated herein by this reference

10.18	Second Amendment to the Credit Agreement Between StanCorp Financial Group Inc. and Keybank National Association Dated as of June 28, 2004, $75,000,000	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated August 5, 2004, and incorporated herein by this reference

10.19	Standard Insurance Company Restatement of Deferred Compensation Plan for Directors	Filed herewith

10.20	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)	Filed herewith

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Business Conduct and Ethics for the Board of Directors	Filed as Exhibit 14.1 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

14.2	Code of Ethics for Senior Officers	Filed as Exhibit 14.2 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

14.3	Guide to Business Conduct	Filed as Exhibit 14.3 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

21	Subsidiaries of the Registrant	Filed as Exhibit 21 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

23	Independent Registered Public Accounting Firm Consent	Filed herewith

24	Powers of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

66	StanCorp Financial Group, Inc.