Form 10-Q
period 2005-03-31
STANCORP FINANCIAL GROUP INC
filed 2005-05-10
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 29, 2005, there were 27,986,769 shares of the Registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Premiums	$455.2	$406.7
Net investment income	117.9	111.7
Net capital gains (losses)	(1.2)	4.5
Other	2.0	1.6

Total revenues	573.9	524.5

Benefits and expenses:
Benefits to policyholders	349.5	319.4
Interest credited	20.1	18.3
Operating expenses	86.5	72.7
Commissions and bonuses	44.7	38.0
Premium taxes	7.9	7.2
Interest expense	4.4	4.4
Net increase in deferred acquisition costs and value of business acquired	(6.1)	(2.7)

Total benefits and expenses	507.0	457.3

Income before income taxes	66.9	67.2
Income taxes	23.3	23.6

Net income	43.6	43.6
Other comprehensive income (loss), net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	(48.8)	58.8
Reclassification adjustment for net capital gains included in net income, net	(1.1)	(2.7)

Total	(49.9)	56.1

Comprehensive income (loss)	$(6.3)	$99.7

Net income per common share:
Basic	$1.54	$1.49
Diluted	1.52	1.48
Weighted-average common shares outstanding:
Basic	28,360,966	29,170,374
Diluted	28,693,506	29,537,927

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2005	December 31, 2004
A S S E T S
Investments:
Fixed maturity securities	$4,406.7	$4,412.5
Commercial mortgage loans, net	3,018.6	2,948.2
Real estate, net	72.2	72.2
Policy loans	4.2	4.2

Total investments	7,501.7	7,437.1

Cash and cash equivalents	46.6	45.3
Premiums and other receivables	84.9	77.8
Accrued investment income	88.2	82.7
Amounts recoverable from reinsurers	883.7	887.9
Deferred acquisition costs and value of business acquired, net	226.4	218.8
Property and equipment, net	80.8	78.3
Other assets	42.2	45.5
Separate account assets	2,438.5	2,338.6

Total assets	$11,393.0	$11,212.0

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$4,537.2	$4,484.6
Other policyholder funds	2,466.1	2,400.9
Deferred tax liabilities	92.3	115.1
Short-term debt	0.2	0.2
Long-term debt	258.0	258.1
Other liabilities	214.9	213.4
Separate account liabilities	2,438.5	2,338.6

Total liabilities	10,007.2	9,810.9

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 28,344,053 and 28,444,839 shares issued at March 31, 2005, and December 31, 2004, respectively	609.2	618.2
Accumulated other comprehensive income	86.2	136.1
Retained earnings	690.4	646.8

Total shareholders’ equity	1,385.8	1,401.1

Total liabilities and shareholders’ equity	$11,393.0	$11,212.0

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2004	29,300,723	$673.4	$160.3	$475.8	$1,309.5
Net income	—	—	—	199.4	199.4
Other comprehensive loss, net of tax	—	—	(24.2)	—	(24.2)
Common stock:
Repurchased	(1,178,900)	(74.7)	—	—	(74.7)
Issued to directors	2,689	0.2	—	—	0.2
Issued under employee stock plans, net	320,327	19.3	—	—	19.3
Dividends declared on common stock	—	—	—	(28.4)	(28.4)

Balance, December 31, 2004	28,444,839	618.2	136.1	646.8	1,401.1

Net income	—	—	—	43.6	43.6
Other comprehensive loss, net of tax	—	—	(49.9)	—	(49.9)
Common stock:
Repurchased	(135,400)	(11.2)	—	—	(11.2)
Issued to directors	554	0.1	—	—	0.1
Issued under employee stock plans, net	34,060	2.1	—	—	2.1

Balance, March 31, 2005	28,344,053	$609.2	$86.2	$690.4	$1,385.8

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2005	2004
Operating:
Net income	$43.6	$43.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.7	20.5
Deferral of acquisition costs and value of business acquired, net	(16.5)	(13.6)
Deferred income taxes	5.0	(8.2)
Changes in other assets and liabilities:
Receivables and accrued income	(8.4)	(17.6)
Future policy benefits and claims	52.6	38.9
Other, net	7.7	52.6

Net cash provided by operating activities	103.7	116.2

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities	105.8	172.1
Commercial mortgage loans	181.9	120.0
Real estate	1.1	1.9
Costs of investments acquired or originated:
Fixed maturity securities	(186.4)	(265.2)
Commercial mortgage loans	(252.3)	(176.8)
Real estate	(1.5)	—
Property and equipment, net	(5.5)	(2.3)

Net cash used in investing activities	(156.9)	(150.3)

Financing:
Policyholder fund deposits	390.8	341.2
Policyholder fund withdrawals	(325.6)	(257.8)
Short-term debt	—	(0.1)
Long-term debt	(0.1)	—
Issuance of common stock, net	0.6	—
Repurchase of common stock	(11.2)	(11.8)

Net cash provided by financing activities	54.5	71.5

Increase in cash and cash equivalents	1.3	37.4
Cash and cash equivalents, beginning of period	45.3	34.5

Cash and cash equivalents, end of period	$46.6	$71.9

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$22.1	$20.6
Income taxes	—	3.1

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.    ORGANIZATION, PRINCIPLES OF CONSOLIDATION, AND BASIS OF PRESENTATION

StanCorp is a leading provider of employee benefit products and services serving the life and disability insurance needs of employer groups and individuals. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states. We also provide accidental death and dismemberment (“AD&D”) and dental insurance, annuity products, retirement plan products and services and investment advisery services. Our mortgage business originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and for sale to institutional investors. We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans, each of which is described below.

We were incorporated under the laws of Oregon in 1998. We conduct business through our subsidiaries, Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); and StanCorp Equities, Inc. (“StanCorp Equities”). We are headquartered in Portland, Oregon.

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

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisery services to our retirement plan clients and other third parties. It also provides investment management services to third parties and subsidiaries of StanCorp.

StanCorp Equities is a licensed broker-dealer. For the sale of registered contracts, a broker-dealer must serve as principal underwriter and distributor, providing supervision and oversight that is required by the National Association of Securities Dealers. Standard has developed a registered contract to expand its market to 403(b) plans, 457 tax exempt plans, and nonqualified deferred compensation plans of private employers. StanCorp Equities will act as the principal underwriter and distributor of registered contracts for Standard. In February of 2005, the registered contracts became available for sale.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain 2004 amounts have been reclassified to conform to the current presentation.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by

GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2005, and for the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. Interim results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. This report should be read in conjunction with the Company’s 2004 annual report on Form 10-K.

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

	Three Months Ended March 31,
	2005	2004
Net income (in millions)	$43.6	$43.6

Basic weighted-average common shares outstanding	28,360,966	29,170,374
Stock options	299,384	274,247
Restricted stock	33,156	93,306

Diluted weighted-average common shares outstanding	28,693,506	29,537,927

Net income per diluted common share	$1.52	$1.48

3.    STOCK-BASED COMPENSATION

The Company has in effect three stock-based employee compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from one to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2005 and prior years is less than that which would have been recognized if the fair value based method had been applied to all awards since the first options were granted in 1999. The following table sets forth the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(In millions—except share data)
Net income, as reported	$43.6	$43.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.8	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.0)	(0.9)

Pro forma net income	$43.4	$43.3

Net income per share:
Basic—as reported	$1.54	$1.49
Basic—pro forma	1.53	1.48
Diluted—as reported	1.52	1.48
Diluted—pro forma	1.51	1.47

For purposes of determining the pro forma expense, the fair value of each option was estimated using the Black-Scholes option pricing model as of the grant date, with the following assumptions for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Dividend yield	1.27%	1.27%
Expected stock price volatility	26.2	30.6
Risk-free interest rate	3.6	3.8
Expected option lives	4.6 years	5.3 years

4.    SEGMENTS

We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans. Resources are allocated and performance is evaluated at the segment level. The Employee Benefits segment sells group disability and life insurance, group dental insurance, and AD&D insurance. The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. The Retirement Plans segment offers full-service 401(k), 457, defined benefit, money purchase pension, and profit sharing plan products and services to small and medium-sized employers. In 2005, this segment began offering 403(b) and non-qualified deferred compensation products through an affiliated broker-dealer.

In addition to our three segments, we conduct other financial service businesses that are generally non-insurance related. These include StanCorp Mortgage Investors, our commercial mortgage lending business, StanCorp Investment Advisers, our registered investment adviser, and StanCorp Equities, our licensed broker-dealer which serves as the principal underwriter and distributor of registered contracts for Standard. This category also includes net capital gains and losses on investments, return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on senior notes, and adjustments made in consolidation.

The following tables set forth segment information at or for the periods indicated:

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended March 31, 2005:
Revenues:
Premiums	$421.3	$26.5	$7.4	$—	$455.2
Net investment income	63.5	28.5	15.7	10.2	117.9
Net capital losses	—	—	—	(1.2)	(1.2)
Other	1.9	0.1	—	—	2.0

Total revenues	486.7	55.1	23.1	9.0	573.9

Benefits and expenses:
Benefits to policyholders	324.5	23.1	1.9	—	349.5
Interest credited	1.6	9.9	8.6	—	20.1
Operating expenses	65.6	8.2	8.3	4.4	86.5
Commissions and bonuses	31.3	8.8	4.6	—	44.7
Premium taxes	7.3	0.6	—	—	7.9
Interest expense	—	—	—	4.4	4.4
Net increase in deferred acquisition costs and value of business acquired	(1.6)	(2.7)	(1.8)	—	(6.1)

Total benefits and expenses	428.7	47.9	21.6	8.8	507.0

Income before income taxes	$58.0	$7.2	$1.5	$0.2	$66.9

Total assets	$4,534.3	$2,906.7	$3,541.0	$411.0	$11,393.0

Total reserves, other policyholder funds, and separate accounts	$3,390.5	$2,533.4	$3,517.9	$—	$9,441.8

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended March 31, 2004:
Revenues:
Premiums	$378.0	$22.4	$6.3	$—	$406.7
Net investment income	62.3	27.9	14.3	7.2	111.7
Net capital gains	—	—	—	4.5	4.5
Other	1.5	0.1	—	—	1.6

Total revenues	441.8	50.4	20.6	11.7	524.5

Benefits and expenses:
Benefits to policyholders	300.2	17.6	1.6	—	319.4
Interest credited	1.1	9.2	8.0	—	18.3
Operating expenses	55.2	7.1	7.3	3.1	72.7
Commissions and bonuses	26.0	8.7	3.3	—	38.0
Premium taxes	6.7	0.5	—	—	7.2
Interest expense	—	—	—	4.4	4.4
Net decrease (increase) in deferred acquisition costs and value of business acquired	2.5	(3.9)	(1.3)	—	(2.7)

Total benefits and expenses	391.7	39.2	18.9	7.5	457.3

Income before income taxes	$50.1	$11.2	$1.7	$4.2	$67.2

Total assets	$4,456.7	$2,812.9	$2,846.5	$332.7	$10,448.8

Total reserves, other policyholder funds, and separate accounts	$3,211.6	$2,392.9	$2,760.2	$—	$8,364.7

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

5.    RETIREMENT BENEFITS

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees of StanCorp and its subsidiaries. Only employees hired prior to January 1, 2003 are eligible for participation in the employee pension plan. The agent pension plan, which is frozen, is for former field employees and agents. Both plans are sponsored and administered by Standard. The defined benefit pension plans provide benefits based on years of service and final average pay.

In addition, Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits, and group term life insurance. Eligible retirees are required to contribute specified amounts that are determined periodically, and are based on retirees’ length of service.

The following table sets forth the components of net periodic benefit cost for the pension benefits and postretirement benefits for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(In millions)		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$2.0	$1.5	$0.4	$0.4
Interest cost	2.8	2.5	0.4	0.4
Expected return on plan assets	(3.0)	(2.8)	(0.2)	(0.2)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.1)
Amortization of transition assets	(0.1)	(0.1)	—	—
Amortization of net loss	0.6	0.2	0.1	0.1

Net periodic benefit costs	$2.2	$1.2	$0.5	$0.6

The Company expects to make a minimum contribution of $5.5 million to its pension plans and $0.9 million to its postretirement plan in 2005. As of March 31, 2005, the Company had contributed approximately $0.1 million to fund its postretirement benefit plan.

Substantially all eligible employees are covered by a qualified deferred compensation plan under which a portion of the employee contribution is matched. Employees hired after January 1, 2003, are eligible for an additional non-elective employer contribution. Non-elective employer contributions made to the existing deferred compensation plan are intended in lieu of participation in Standard’s defined benefit pension plan. Standard’s contributions to the plan were $2.1 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively.

Eligible executive officers are covered by a non-qualified supplemental retirement plan. The accrued benefit cost was $12.0 million and $9.4 million at March 31, 2005 and 2004, respectively. Expenses were $0.4 million for the first quarter of 2005, compared to $0.3 million for the first quarter of 2004. As of December 31, 2004, the accumulated benefit obligation exceeded the unfunded liability and an additional liability of $1.7 million was recognized and reported, net of tax, in accumulated other comprehensive income.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation may be matched. The liability for the employer match was $8.2 million and $8.0 million at March 31, 2005 and 2004, respectively.

6.    CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of March 31, 2005. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million, expiring in June 2005. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on indebtedness, financial liquidity, and risk-based capital. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing, and the amount outstanding on the lines. At March 31, 2005, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements. The Company is currently in negotiations with its banks to extend the two $75 million unsecured lines of credit. The Company does not anticipate that it will have any difficulty renewing these facilities.

7.    ACCOUNTING PRONOUNCEMENTS

In November 2003, the Financial Accounting Standards Board (“FASB”) reached a partial consensus under Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 required certain quantitative and qualitative disclosures for securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The portions of EITF 03-1 on which consensus was reached were effective for financial statements for fiscal years ending after December 15, 2003. Effective December 31, 2003, the required disclosures were included in the notes to consolidated financial statements. The portions of EITF 03-1 on which consensus was not reached are not yet final. EITF 03-1 provides more specific guidelines related to SFAS No. 115 regarding when impairments need to be recognized through the income statement, as well as on the balance sheet. EITF 03-1 addresses whether a change in the interpretation of temporary impairments due to interest rate and credit spread moves is appropriate. Under EITF 03-1, companies that do not have the ability and intent to hold an asset with unrealized losses until recovery of fair value would be required to impair the asset. Impaired losses would flow through net income and accretion on the impaired assets would be recognized in investment income in later periods. Currently, the FASB is considering whether a materiality threshold for recognizing impairment may be appropriate. The effective date for EITF 03-1 has been delayed until this determination is made. The Company is evaluating the potential financial statement effect of EITF 03-1.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which amends SFAS No. 123 and SFAS No. 95, Statement of Cash Flows, and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123R requires the expense of all unvested grants, including grants prior to 2003, to be reported in operating expense (the “modified prospective” method). In April 2005, the SEC released rule 33-8568, which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year beginning after June 15, 2005. The use of the modified prospective method will result in additional pre-tax expense of approximately $0.6 million in 2006.

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

Our filings with the Securities and Exchange Commission (“SEC”) include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and amendments to those reports. Access to all filed reports is available free of charge on our website at www.stancorpfinancial.com/investors as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in our 2004 Form 10-K. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. See “Critical Accounting Policies and Estimates.”

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

Executive Summary

Financial Results Overview

Net income per diluted share for the first quarter of 2005 was $1.52, compared to $1.48 for the same period in 2004. Net income was $43.6 million for each of the first quarters of 2005 and 2004, respectively. Significant factors affecting our financial performance during the first quarter of 2005 included higher premium growth and continued favorable claims experience, offset some by higher commissions expense which related to strong premium growth, as well as higher operating expenses. Higher operating expenses primarily resulted from business growth, as evidenced by premium growth, and information technology expenses to support our customer service and product delivery platforms.

Outlook

Economic conditions in early 2005 had mixed results as compared to our expectations. Employment growth and wage rate growth improved as expected. Interest rates made significant movements in the first quarter, but the net change in the first quarter was not the 25 basis point increase we had anticipated. We expect economic conditions will continue to improve, and in combination with strong sales growth in the last half of 2004 and first half of 2005, will positively affect our financial results in 2005. Significant factors that are likely to influence our 2005 financial results when compared to 2004 include:

•	Net income for 2004 included reductions in income taxes from resolutions of certain income tax matters. We do not expect these items to recur in 2005.

•	Strong sales and customer retention in the third and fourth quarters of 2004, as well as the first quarter of 2005, will continue to contribute to premium growth in 2005. We expect to achieve our long-term objective of 10% to 12% premium growth in 2005.

•	We expect the 2005 benefit ratio for the Employee Benefits segment (benefits to policyholders and interest credited measured as a percentage of premiums or revenues) to be generally consistent with the favorable results seen over the last six quarters ending March 31, 2005. Although claims experience can fluctuate widely from quarter to quarter, we have no information indicating that the claims experience over the last six quarters will not continue. This includes consideration of reserve releases and the effects of assumptions for increased interest rates on the discount rate used to establish new disability reserves.

•	Commercial mortgage loan prepayment fees are expected to decrease in 2005 compared to 2004, as we expect interest rates to rise during the balance of the year.

•	To support enhancements in customer service systems technology and processes in each of our businesses, in 2005 we expect operating expenses as a percentage of premiums to continue to exceed historical levels when measured as a percentage of premiums.

We currently expect net income per share, excluding after-tax net capital gains and losses, to grow approximately 4% to 7% in 2005, when compared to 2004 results. Growth in earnings per share, excluding after-tax net capital gains and losses, was 12.3% in the first quarter of 2005, compared to the first quarter of 2004. While claims experience and other factors may cause some fluctuations, we currently expect earnings per share in the second quarter to be approximately equal to the first quarter, with growth to resume in the third and fourth quarters.

Consolidated Results of Operations

Revenues

Revenues consist primarily of premiums and net investment income. Total revenues increased $49.4 million, or 9.4%, for the first quarter of 2005, compared to the first quarter of 2004.

Premiums

The following table sets forth the percentage of premium growth by segment:

	Three Months Ended March 31,
	2005	2004
Premiums:
Employee Benefits	11.5%	0.6%
Individual Insurance	18.3	10.3
Retirement Plans	17.5	23.5
Total premiums	11.9	1.4

Overall, premium growth for the first quarter of 2005 was within our long term objective of 10% to 12%. This compared to premium growth of 1.4% for the first quarter of 2004, with the overall increase coming mostly from the Employee Benefits segment, which is our largest segment representing over 90% of consolidated premiums. For most of 2004, our premium growth for the Employee Benefits segment was slower, largely due to slower employment growth and wage growth (factors on which our premiums are based), commensurate with overall economic conditions at the time, and correspondingly slower sales growth. Late in 2004 and for the first quarter of 2005, we have seen improvements in employment growth and wage growth. In addition, in the second quarter of 2004, we began actions to reinvigorate sales, including rate adjustments for selected segments and industries and realignment of our compensation plan for field representatives. These actions increased sales in the second half of 2004 and first quarter of 2005. The increased sales, growth in our in force block of business from employment growth and wage growth (organic growth), and continued strong persistency resulted in the stronger premium growth for the first quarter of 2005 compared to the same period of 2004.

Net Investment Income

Net investment income for the first quarter of 2005 increased $6.2 million, or 5.6%, compared to the first quarter of 2004. Net investment income is primarily affected by changes in levels of invested assets and interest rates. Average invested assets were $7.46 billion for the first quarter of 2005, an increase of 6.1% compared to the first quarter of 2004. The portfolio yield for fixed maturity securities decreased to 5.75% at March 31, 2005, from 5.81% at March 31, 2004. The portfolio yield for commercial mortgage loans decreased to 6.64% at March 31, 2005, from 7.18% at March 31, 2004. Both decreases in our portfolio yields were consistent with the lower interest rate environment of the past few years.

Commercial mortgage loan prepayment fees were $2.7 million for the first quarter of 2005, compared to $2.9 million for the first quarter of 2004. The level of commercial mortgage loan prepayment fees will vary depending on the overall interest rate environment. If interest rates rise, we could see a decrease in prepayment fees. Given our expectation that interest rates will increase during the balance of 2005, we expect refinancing activity and therefore commercial mortgage loan prepayment fees to be lower in 2005 compared to 2004. Further, over 70% of our commercial mortgage loan portfolio has a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments will be protected in the event of prepayment. Since 2001, all new commercial mortgage loans contain the new prepayment provision. The remainder of our commercial mortgage loans contain fixed prepayment fees such that total cash flows may be more than or less than those originally expected at the time the loans were made.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets, neither of which is likely to occur in regular patterns. While impairments are generally not controllable, management does have discretion over the timing of sales of invested assets. Net capital gains and losses are reported in “Other.”

For the first quarter of 2005, net capital losses were $1.2 million, compared to net capital gains of $4.5 million for the first quarter of 2004. Net capital losses for the first quarter of 2005 included an impairment charge of $2.0 million for General Motors bond holdings at March 31, 2005. The charge related to $16.5 million of the holdings which generally had longer maturities, and which we anticipate selling in the second quarter of 2005. Our holdings also include $13.8 million in General Motors bonds, with maturities of five years or less, that we expect to hold to maturity.

At the end of the first quarter of 2005, other bonds on our watch list totaled approximately $2 million. Net capital gains for the first quarter of 2004 resulted primarily from the sale of bonds.

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

The following table sets forth benefits to policyholders, including interest credited, by segment:

	Three Months Ended March 31,
	2005	2004
	(In millions)
Benefits to policyholders:
Employee Benefits	$326.1	$301.3
Individual Insurance	33.0	26.8
Retirement Plans	10.5	9.6

Total benefits to policyholders	$369.6	$337.7

While premiums increased 11.9% for the first quarter of 2005 when compared to the same period in 2004, benefits to policyholders increased 9.4% for the same comparative periods due to the following factors:

•	A $9.0 million premium deficiency reserve was established during the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer. There was no similar reserve established in the first quarter of 2005.

•	We continued to see favorable claims experience for our largest segment, the Employee Benefits segment. The continued favorable experience we saw this quarter had normal fluctuations in incidence and duration across product lines and industries.

•	Both comparative quarters included the release of $3 million in incurred but not reported reserves due to continued favorable runoff in our long term disability reserves. If our runoff experience remains favorable, we may release up to an additional $6 million over the second and third quarters of 2005, for a total of $9 million for the year. We released $12 million in similar reserves in 2004.

Each quarter, we evaluate the discount rate used to establish reserves for the new claims in the quarter based on our average interest rate on new investments and our overall portfolio margin. In the Employee Benefits segment during the first quarter of 2005, the discount rate used to establish new long term disability reserves remained unchanged at 5.0%. In line with the April 2005 Bloomberg survey of economists’ median forecast for Treasury rates, we expect the average new money rate on our investments to increase up to 75 basis points during the remainder of 2005, with our assumption being that the increase will occur evenly throughout the remaining three quarters of 2005. Based on our current size, a 0.25% change in the discount rate will result in a quarterly change of approximately $2 million in benefits to policyholders. An increase in the discount rate will result in recording lower benefits to policyholders while a decrease in the rate will result in recording higher benefits to policyholders. The overall margin in our long term disability portfolio at March 31, 2005, was 42 basis points for our Employee Benefits segment.

We expect the 2005 benefit ratio for the Employee Benefits segment to be generally consistent with the favorable results seen over the last six quarters ending March 31, 2005. Although claims experience can fluctuate widely from quarter to quarter, we have no information indicating that the claims experience over the last six quarters will not continue. This includes consideration of reserve releases and the effects of assumptions for increased interest rates on the discount rate used to establish new disability reserves.

Operating Expenses

Operating expenses increased $13.8 million, or 19.0%, for the first quarter of 2005, compared to the first quarter of 2004. The majority of the increase for the comparative periods occurred in our Employee Benefits segment. The increases for that segment resulted from a combination of factors:

•

Our operating expense structure is currently heavily variable in that a substantial portion of our on-going expenses are personnel related. Therefore, increased business activity, as evidenced by premium growth, has a fairly direct impact on expenses. Premium growth for the first quarter of 2005 was 12.3%, excluding experience rated refunds (“ERRs”), compared to the same period of 2004. Premium growth was under 1% for the first quarter of 2004 compared to the same period of 2003. As a result, expenses in the first quarter of 2004 remained fairly stable with previous quarters. As our premium growth increased throughout the remaining quarters of 2004, our operating expenses increased as well.

•	In an effort to leverage technology in our expense structure and support our continued focus on customer service and product delivery platforms, we have increased our technology related spending. Therefore, we expect operating expenses in 2005 will be higher than historical levels. We currently expect the benefits of technology efficiencies to begin to occur in 2006, at which time we expect our expenses to begin to return to historical levels when measured as a percentage of premiums for our Employee Benefits segment. When assessing current and historical levels of expenses measured as a percentage of premiums, significant fluctuations in ERRs should be removed as ERR levels do not affect activity and therefore the level of expenses. For example, in the Employee Benefits segment operating expenses as a percent of premiums was 15.6% for the first quarter of 2005, but by excluding ERRs from premium, operating expenses as a percent of premiums was 15.3% for the first quarter of 2005.

For 2005, we expect our operating expense growth to approximate 15% on a consolidated basis. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses increased $6.7 million, or 17.6% for the first quarter of 2005 compared to the same period in 2004. The increase primarily came from the Employee Benefits segment. For the Employee Benefits segment, commissions and bonuses represent variable compensation generally paid to brokers and Company sales representatives. Commissions are based on premiums and are therefore expensed over the same period as the related premiums. Bonuses paid to Company sales representatives primarily are based on new sales, and are generally capitalized as deferred acquisition costs and amortized over the expected life of the policy.

For the Employee Benefits segment, commissions and bonuses increased $5.3 million, or 20.4%, in the first quarter of 2005 compared to the same period in 2004. The increase resulted primarily from commissions on premium growth of 12.3%, excluding ERRs, for the same comparative period and bonuses on a 28.7% increase in new sales in the first quarter of 2005 compared to the same period of 2004. In addition, bonuses were affected by the 39.8% increase in new sales in the fourth quarter of 2004 compared to the same period of 2003, to the extent those sales had January 1, 2005 effective dates. The increase in bonuses was almost entirely deferred. Overall, we expect commissions and bonuses as a percent of premiums to remain relatively stable, absent a significant change in new sales.

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain policy acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs related to obtaining new business and acquiring business through reinsurance agreements. These costs are then amortized into expenses over a period not to exceed the life of the related policy. The net increase in DAC and VOBA in the first quarter of 2005 was $3.4 million greater than the net increase for the same period of 2004 primarily due to increased bonus expense discussed above.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 34.9% and 35.1% for the first quarters of 2005 and 2004, respectively.

Income taxes for 2004 were reduced approximately $7 million for the favorable resolution of uncertainties related to the Internal Revenue Service examination of the Company’s tax years through 2001, and favorable outcomes on state income tax return matters. We do not expect these reductions in income taxes to recur in 2005.

Business Segments

We operate through three business segments: Employee Benefits, Individual Insurance, and Retirement Plans. Measured as a percentage of total revenues, revenues for each of our three segments for the first quarter of 2005 were 84.8% for Employee Benefits, 9.6% for Individual Insurance, and 4.0% for Retirement Plans.

Employee Benefits Segment

As the Employee Benefits segment is our largest segment, it substantially influences our consolidated financial results. This segment sells disability, life, accidental death and dismemberment (“AD&D”), and dental insurance to employer groups. Income before income taxes for the Employee Benefits segment increased 15.8% to $58.0 million for the first quarter of 2005 compared to $50.1 million for the first quarter of 2004. The increase resulted from a combination of increased premium growth and a $9 million reserve established in 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer.

Following are key indicators that management uses to manage and assess the performance of the Employee Benefits segment:

	Three months ended March 31,
	2005	2004
	(Dollars in millions)
Premiums:
Life and AD&D	$168.6	$149.2
Long term disability	194.0	174.9
Short term disability	48.5	42.0
Other	18.2	16.3
ERRs	(8.0)	(4.4)

Total premiums	$421.3	$378.0

Sales (annualized new premiums)	$42.1	$32.7
Benefit ratio (% of premiums)	77.4%	79.7%
Benefit ratio (% of revenues)	67.0	68.2
Operating expense ratio (% of premiums)	15.6	14.6

Premiums

Premiums in our Employee Benefits segment, excluding ERRs, increased $46.9 million, or 12.3%, for the first quarter of 2005, compared to the first quarter of 2004. ERRs, which are refunds to certain large group contract holders based on favorable claims experience, were $8.0 million in the first quarter of 2005 compared to $4.4 million for the first quarter of 2004. ERRs can vary greatly from quarter to quarter depending on the underlying experience of the particular contracts. The three primary factors that drive premium growth for the Employee Benefits segment are as follows:

Organic growth.    The rate of growth in our in force block of business was low for most of 2004, in part due to lower wage rate increases and slower employment growth, commensurate with economic conditions at that time. Economic conditions have improved and as a result, organic growth has improved in the first quarter of 2005.

Persistency.    Persistency, or customer retention, for the Employee Benefits segment has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. Our persistency remained relatively stable for 2004 and the first quarter of 2005.

Sales.    In 2003 and the first half of 2004, sales for this segment decreased as a result of competitive pressure in the market, including the effects of decreasing interest rates and their effect on our product pricing. During 2004, we reviewed pricing and lowered rates for our group insurance products in select market segments and industries in order to compete more effectively for new business. We also realigned our compensation plan for field representatives and are continuing to enhance our product offerings. Through these actions, we are better using our market data to focus on customers, industries, and sectors where we can be more competitive and still reach our return objectives. As a result, sales reached record highs in the second half of 2004, and have continued strong in the first quarter of 2005.

Benefits to Policyholders (including interest credited)

While premiums for the Employee Benefits segment increased 11.5% for the first quarter of 2005 compared to the first quarter of 2004, benefits to policyholders increased 8.2% for the same comparative periods. Two factors affected this relationship. First, benefits to policyholders in the first quarter 2004 included a $9 million reserve established as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer. There was no similar reserve established in the first quarter of 2005. Second, we continued to have favorable claims experience in the Employee Benefits segment, with normal fluctuations in incidence and duration across product lines and industries. In addition, we continued to experience favorable and sustained claims recovery patterns for Employee Benefits group long term disability insurance and, as a result of our on-going assessment of those recovery patterns, we released reserves, which decreased benefits to policyholder, totaling $3 million for the first quarter of 2005 and $12 million for the full year 2004. If the favorable and sustained claims recovery patterns in our group long term disability insurance continue, we may release up to an additional $6 million of reserves in the second and third quarters of 2005, for a total of $9 million of reserves for 2005.

Benefits to policyholders are also affected by changes in reserves. The establishment of reserves includes discounting expected future benefits to their present value. The discount rate used, which is determined quarterly, is based on our average new money investment rate for a quarter less a margin to allow for reinvestment risk and credit quality exposure. Given the current low interest rate environment, and correspondingly lower reinvestment risk, our targeted margin range for newly incurred claims is approximately 20 to 30 basis points over a 12-month period. As interest rates increase, we also expect to increase our targeted margin to allow for higher levels of reinvestment risk. We expect the average new money investment rate to increase up to 75 basis points during the remaining three quarters of 2005. Given that we discount new reserves established in each quarter using our average new money investment rate less a margin, the expected increase in our average new money investment rate may result in an increase in the discount rate used to establish new reserves in 2005, and therefore also may reduce the expense of benefits to policyholders. Based on our current size, a 0.25% change in the discount rate would result in a quarterly change of approximately $2 million in the expense of benefits to policyholders and pre-tax earnings, until related adjustments are made to premium rates (generally group long term disability policies offer rate guarantees for periods from one to three years). An increase in the discount rate will result in recording lower benefits to policyholders while a decrease in the rate will result in recording higher benefits to policyholders.

Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves which could cause benefits to policyholders to increase. The duration of our invested assets is well matched to the duration of our liabilities in total. Our investments are generally not callable or have prepayment penalties. Based on these factors, we believe the current margin in our overall block of business between invested asset yield and weighted average reserve discount rate of 42 basis points is adequate to cover potential reinvestment risk. “See “Liquidity and Capital Resources.”

We expect the 2005 benefit ratio for the Employee Benefits segment to be generally consistent with the favorable results seen over the last six quarters ending March 31, 2005. Although claims experience can fluctuate widely from quarter to quarter, we have no information indicating that the claims experience over the last six quarters will not continue. This includes consideration of reserve releases and the effects of assumptions for increased interest rates on the discount rate used to establish new disability reserves.

Operating Expenses

Operating expenses in the Employee Benefits segment increased $10.4 million, or 18.8%, for the first quarter of 2005, compared to the first quarter of 2004. See “Consolidated Results of Operations—Benefits and Expenses—Operating Expenses.”

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed-rate annuities, including life contingent annuities to individuals. Most of the deposits on our annuity business are not recorded as premiums. Annuity premiums consist of premiums on life contingent annuities, which are a small portion of sales. Annuity deposits are recorded as a liability and therefore not reflected as premiums. Annuity deposits earn investment income, a portion of which is credited to policyholders.

Income before income taxes for the Individual Insurance segment was $7.2 million and $11.2 million for the first quarters of 2005 and 2004, respectively. The decrease of $4.0 million was due primarily to unusually favorable claims experience, as measured by the benefit ratio for this segment in the first quarter of 2004.

The following table sets forth key indicators that management uses to manage and assess the performance of the Individual Insurance segment:

	Three months ended March 31,
	2005	2004
	(Dollars in millions)
Premiums:
Disability	$25.8	$22.2
Annuities	0.7	0.2

Total premiums	$26.5	$22.4

Sales (annualized new disability premiums)	$4.4	$4.0
Sales (annuity deposits)	20.0	54.5
Annuity assets under management	1,093.0	973.1
Benefit ratio (% of premiums)	87.2%	78.6%
Benefit ratio (% of revenues)	41.9	34.9
Operating expense ratio (% of revenues)	14.9	14.1

Premiums

Premium growth in our Individual Insurance segment is driven largely by sales of individual disability insurance. Premiums increased $4.1 million, or 18.3%, for the first quarter of 2005, compared to the first quarter of 2004. In addition to sales of individual disability insurance, premium growth was also affected by an increase in reinsurance retention limits in 2004.

Premium growth for this segment can fluctuate from quarter to quarter due in part to an experience rated reinsurance agreement on a block of disability policies. Reinsurance premiums under this agreement, which are recorded as an adjustment to premiums, reduced premiums by $0.8 million and $0.4 million for the first quarters of 2005 and 2004, respectively. If claims experience is consistent with our expectations, this reinsurance agreement is expected to reduce annual premiums by approximately $9 million and income before income taxes by approximately $1 million. As the block of business matures over a period of years, the annual effects on premiums and income before income taxes are expected to decrease.

Individual fixed-rate annuity deposits were $20.0 million for the first quarter of 2005, compared to $54.5 million the first quarter of 2004. The $34.5 million decrease was due largely to increased competition from alternative investments, including bank certificates of deposit, shorter-term investments, and equity indexed annuity products.

Benefits to Policyholders

While premiums for the Individual Insurance segment increased 18.3% for the first quarter of 2005 compared to the first quarter of 2004, benefits to policyholders increased 31.3% for the same comparative period. Generally, we expect benefits to policyholders measured as a percentage of premiums (benefit ratio) to trend down over time to reflect the growth in this segment outside of the large block of disability business assumed in 2000 from Minnesota Life Insurance Company, and the corresponding shift in revenues from net investment income to premiums. The expected decrease from year to year in the expected benefit ratio as a percentage of total premiums does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the segment. Measured as a percentage of premiums, benefits to policyholders were 87.2% and 78.6% for the first quarters of 2005 and 2004, respectively, reflecting unusually favorable claims experience in the first quarter of 2004.

We believe that the annual trend indicated by our past experience in the Individual Insurance segment is a reasonable indicator for the benefit ratio trend for that segment. We expect the volatility in the benefit ratio for this segment to continue, especially when measured on a quarterly basis.

Operating Expenses

Operating expenses in the Individual Insurance segment increased $1.1 million, or 15.5%, for the first quarter of 2005 compared to the first quarter of 2004. The increase was partially to support business growth as evidenced by premium growth. In addition, we had approximately $1 million in attorney fees related to a claim in the first quarter. We anticipate spending up to an additional $1 million in attorney fees related to this claim in 2005.

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

Standard Insurance Company (“Standard”) has developed a registered contract to expand its market to 403(b) plans, 457 tax exempt plans, and nonqualified deferred compensation plans of private employers. StanCorp Equities, Inc. will act as the principal underwriter and distributor of registered contracts for Standard. The registered contracts became available for sale in February of 2005.

Income before income taxes for the Retirement Plans segment was $1.5 million for the first quarter of 2005, compared to $1.7 million for the first quarter of 2004. At March 31, 2005, we reached record assets under management of $3.52 billion, and have maintained continued consistent quarterly profitability for this segment since the fourth quarter of 2002.

Following are key indicators that management uses to manage and assess the performance of the Retirement Plans segment:

	Three months ended March 31,
	2005	2004
	(Dollars in millions)
Premiums	$7.4	$6.3

Interest credited (% of net investment income)	54.8%	55.9%
Assets under management:
General account	$1,079.4	$913.0
Separate account	2,438.5	1,847.2

Total	$3,517.9	$2,760.2

Annualized operating expenses (% of average assets under management)	1.0%	1.1%

Premiums

Premiums for the Retirement Plans segment are generated from three sources: plan administration fees, fees on separate account assets that are primarily based on average daily market values of assets under management, and life contingent annuities sold, which can vary significantly from period to period. Premium growth in our Retirement Plans segment was $1.1 million, or 17.5%, for the first quarter of 2005 compared to the first quarter of 2004. The increase was primarily from fees on separate account assets. Assets under management increased 27.5% at March 31, 2005 compared to March 31, 2004. The growth in assets under management was primarily from strong underlying business fundamentals including continuing deposits, strong customer retention, and new sales growth, offset by a decrease in the market value of equity investments in the separate account.

Premiums for life contingent annuities were $0.5 million and $0.7 million during the first quarters of 2005 and 2004, respectively.

Benefits to Policyholders

Benefits to policyholders for the Retirement Plans segment consist primarily of the effects of changes in reserves for life contingent annuities, which closely approximate the premiums recorded less benefits paid. Life contingent annuity sales can vary widely from quarter to quarter.

Interest Credited

Interest credited as a percentage of net investment income was lower in the first quarter of 2005 compared to the same period of 2004. The decrease generally correlated with the changes in interest rates on invested assets as the investment margin becomes more significant relative to the yield on invested assets.

Other

In addition to our three segments, we conduct other financial service businesses that are generally non-insurance related. These include StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), our commercial mortgage lending business, and StanCorp Investment Advisers, Inc., our registered investment adviser. This category also includes net capital gains and losses on investments, return on capital not allocated to the product segments, other financial service businesses, holding company expenses, interest on senior notes and adjustments made in consolidation.

Other businesses reported income before income taxes of $0.2 million and $4.2 million for the first quarters of 2005 and 2004, respectively. Net capital losses were $1.2 million for the first quarter of 2005 compared to net capital gains of $4.5 million for the first quarter of 2004.

Other businesses include StanCorp Mortgage Investors, which originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial loans sold to institutional investors. StanCorp Mortgage Investors contributed income before income taxes of $2.8 million and $1.7 million for the first quarters of 2005 and 2004, respectively, before intercompany eliminations. Supporting both internal and external investor demand, StanCorp Mortgage Investors’ commercial mortgage loan originations increased 38.5% to $244.8 million in the first quarter of 2005, compared to $176.8 million in the comparable period in 2004.

At March 31, 2005, StanCorp Mortgage Investors serviced $3.02 billion in commercial mortgage loans for subsidiaries of StanCorp and $825.1 million for other institutional investors. Capitalized mortgage servicing rights associated with commercial loans serviced for other institutional investors were $2.4 million at March 31, 2005. We have specialized expertise in the origination and servicing of small fixed-rate commercial mortgage loans and have generated average annual growth in commercial mortgage loan originations of over 40% in recent years.

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

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at March 31, 2005, made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets held.

Generally, duration is a measure of the price sensitivity of assets or liabilities to changes in interest rates. For example, a duration of 5 indicates that a 1% change in interest rates would result in a change of approximately 5% in the economic value of the asset or liability. The duration of our invested assets was well matched against the duration of our liabilities, approximating 4.9 and 5.8, respectively, at December 31, 2004. There have been no material changes in the duration of our invested assets and liabilities since those reported at December 31, 2004. Our investments generally have prepayment penalties or are not callable. As a percentage of our fixed maturity securities, callable bonds were 1.72% at March 31, 2005.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $103.7 million and $116.2 million for the first quarters of 2005 and 2004, respectively.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated. Net cash used in investing activities was $156.9 million and $150.3 million for the first quarters of 2005 and 2004, respectively.

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

Net cash used in investing activities for the first quarter of 2005 included an increase in commercial mortgage loan originations to maintain our target investment portfolio allocation of 60% fixed maturity securities and 40% commercial mortgage loans. At March 31, 2005, our investment portfolio consisted of 59% fixed maturity securities, 40% commercial mortgage loans, and 1% real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $4.41 billion at March 31, 2005. We believe that we maintain prudent diversification across industries, issuers, and maturities. The overall rating of our fixed maturity securities portfolio was A (Standard & Poor’s) as of March 31, 2005. The percentages of fixed maturity securities below investment-grade, at 3.8% and 3.4% at March 31, 2005 and 2004, respectively, were well below industry averages. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity.

At March 31, 2005, our fixed maturity securities portfolio had gross unrealized capital gains of $165.9 million and gross unrealized capital losses of $28.2 million. Unrealized losses primarily result from holding fixed maturity securities with interest rates lower than those currently available. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Net capital losses for the first quarter of 2005 included an impairment charge of $2.0 million for General Motors bond holdings at March 31, 2005. The charge related to $16.5 million of the holdings which generally had longer maturities, and which we anticipate selling in the second quarter of 2005. Our holdings also include $13.8 million in General Motors bonds, with maturities of five years or less, that we expect to hold to maturity. At the end of the first quarter of 2005, other bonds on our watch list totaled approximately $2 million.

Commercial Mortgage Loans

At March 31, 2005, commercial mortgage loans in our investment portfolio totaled $3.02 billion. We currently have a portfolio of over 3,600 commercial mortgage loans. The average loan to value ratio in the overall portfolio was 60% at March 31, 2005, and the average loan size was approximately $0.8 million. The Company receives personal recourse on almost all loans.

There were no loans in our portfolio that were more than sixty days delinquent or in the process of foreclosure at March 31, 2005. We had a net balance of restructured loans of $8.0 million at March 31, 2005, and a commercial mortgage loan loss reserve of $2.0 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio have generally been better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At March 31, 2005, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	47.0% retail properties;

•	20.2% industrial properties;

•	20.0% office properties;

•	4.2% hotel/motel properties; and

•	8.6% commercial, apartment, and agricultural properties.

At March 31, 2005, our commercial mortgage loan portfolio was diversified regionally as follows:

•	49.9% Western region;

•	23.0% Central region; and

•	27.1% Eastern region.

Commercial mortgage loans in California account for 33.5% of our commercial mortgage loan portfolio at March 31, 2005. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

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

Under the laws of certain states, contamination of property may result in a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate before taking title through foreclosure on real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, we believe that any compliance costs associated with environmental laws or regulations or any remediation of affected properties would not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. However, we cannot provide assurance that material compliance costs will not be incurred by us, which could have a material adverse effect on the Company’s business, financial positions, results of operations, or cash flows.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2005, the Company had outstanding commitments to fund commercial mortgage loans totaling $146.2 million, with interest rates ranging from 4.875% to 6.625%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $54.5 million for the first quarter of 2005, compared to $71.5 million for the first quarter of 2004. The increase in policyholder fund deposits, net of withdrawals, for the first quarter of 2005 primarily reflected higher deposits into the Retirement Plans segment general account assets, which reflected continued consumer interest in fixed-income investments.

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million. The agreements expire on June 27, 2005. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on indebtedness, financial liquidity, and risk-based capital. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing, and the amount outstanding on the lines. At March 31, 2005, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements. The Company is currently in negotiations its banks to extend the two $75 million unsecured lines of credit. The Company does not anticipate that it will have any difficulty renewing these facilities.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective July 23, 2002, registering common stock, preferred stock, debt securities, and warrants. On September 25, 2002, we completed an initial public debt offering of $250 million of 6.875%, 10-year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October.

We had debt to total capitalization ratios of 16.6% and 18.8% at March 31, 2005 and 2004, respectively. Our ratios of earnings to fixed charges, including interest credited on policyholder accounts, for the first quarters of 2005 and 2004, were 3.6x and 3.8x, respectively.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 265% to 275% of the company action level of Risk-Based Capital (“RBC”) required by regulators to avoid remedial action by our insurance subsidiaries (this equates to 530% to 550% of the authorized control level RBC by our states of domicile). At December 31, 2004, our statutory capital (adjusted to exclude asset valuation reserves) was $1.02 billion, or 331% of the company action level RBC (which equates to 662% of the authorized control level RBC by our states of domicile).

In addition, we seek to maintain approximately 5% of consolidated equity excluding accumulated other comprehensive income, or approximately $70 million, as well as amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividend to shareholders, totaling approximately $50 million annually. Maintaining capital above targeted levels provides timing flexibility should we wish to access capital markets to finance growth or acquisitions.

At March 31, 2005, our total capital in excess of targeted RBC and holding company requirements was approximately $110 million. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	fund internal growth,

•	fund acquisitions that are consistent with our mission and meet our return objectives, and

•	provide a return to shareholders, via share repurchases and dividends.

The levels of excess capital we generate vary inversely in relation to our levels of premium growth, primarily due to initial reserve requirements, certain regulatory capital requirements based on premiums, and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less excess capital. At very high levels of premium growth, we generate the need for capital infusions. At lower levels of premium growth, we generate more excess capital. Recently, with premium growth at levels lower than our long-term objective, we have accumulated additional excess capital. If not utilized, excess capital could reduce return on average equity for 2005, as the rate of return available from the related investments could be less than we would expect to achieve if invested in businesses meeting our return objectives.

Dividends from Subsidiaries

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate capital (RBC) according to Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31st of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes before realized capital gains or losses for the 12-month period ended on the December 31st preceding. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to disapprove requests for dividends in excess of these limits.

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the same amount from StanCorp and issued a $200 million subordinated surplus note. These transactions have no net financial statement impact as they eliminate in consolidation. The surplus note matures in August 2018 and bears interest at a rate of 6.44% per annum. The form of the surplus note complies with the requirements of the National Association of Insurance Commissioners (“NAIC”) with respect to surplus notes, including provisions requiring the approval of the Oregon Insurance Division for any repayments of principal or for any payments of interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders, and trade creditors. In addition, as long as the surplus note is outstanding, distributions from Standard will be applied to repayment of the principal balance and interest on the surplus note. During 2004, Standard distributed a total of approximately $140 million to StanCorp related to the surplus note. During the first quarter of 2005, Standard distributed $0.8 million to StanCorp for interest payments on the surplus note. The outstanding principal balance on the surplus note, after distributions made in 2004, was $75.0 million at March 31, 2005 and December 31, 2004, respectively.

The current maximum amount of distributions approved by the board of directors, based on excess capital at December 31, 2004, is $198 million. We anticipate seeking approval of a distribution from the Oregon Insurance Division during 2005.

There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2005. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp. StanCorp Mortgage Investors paid a dividend of $10 million to StanCorp in 2004.

Dividends to Shareholders

On November 8, 2004, the board of directors of StanCorp declared an annual cash dividend of $1.00 per share of common stock. The dividend was paid on December 3, 2004 to shareholders of record at the close of business on November 19, 2004. The dividend represented a 43% increase over the annual dividend of $0.70 paid per share of common stock for 2003. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital, and other factors deemed relevant by StanCorp’s board of directors.

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

During the first quarter of 2005, we repurchased 135,400 shares of common stock at a total cost of $11.2 million for a volume weighted-average price of $82.56 per common share. At March 31, 2005, there were 1,318,200 shares remaining under the Company’s current share repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Debt Ratings

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide debt ratings on our senior notes. As of April 2005, ratings from the agencies were BBB+, Baa1, A-, and bbb+, respectively.

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

Standard’s financial strength ratings as of April 2005 were:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6, Contingencies and Commitments.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2003, through March 31, 2005, aggregated $0.1 million. At March 31, 2005, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

Statutory Financial Accounting

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Practices, set forth in publications of the NAIC.

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and interest maintenance reserve are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within one year; and j) surplus notes are included in capital and surplus.

Statutory net gains from insurance operations before federal income taxes were $49.6 million and $62.6 million for the first quarters of 2005 and 2004, respectively, primarily reflecting the increase in commissions expense, which is not deferred for statutory accounting purposes, the comparatively higher benefit ratio in the Individual Insurance segment, and higher operating expenses. Statutory capital, adjusted to exclude asset valuation reserves, totaled $1.05 billion and $922.9 million at March 31, 2005 and 2004, respectively.

New and Adopted Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7, Accounting Pronouncements.”

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

Forward-looking Statements

Some of the statements contained in this Form 10-Q, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed below. As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results or conditions to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, given these uncertainties or circumstances, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	growth of sales, premiums and annuity deposits;

•	growth in assets under management including performance of equity investments in the separate account;

•	availability of capital required to support business growth and the effective utilization of excess capital;

•	achievement of anticipated levels of operating expenses;

•	benefit ratios, including changes in morbidity, mortality and recovery;

•	levels of persistency;

•	adequacy of reserves established for future policy benefits;

•	credit quality of the holdings in our investment portfolios;

•	experience in delinquency rates or loss experience in our commercial mortgage loan portfolio;

•	concentration of commercial mortgage loan assets collateralized in California;

•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;

•	the effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees;

•	the condition of the economy and expectations for interest rate changes;

•	the impact of rising benefit costs on employer budgets for employee benefits;

•	integration and performance of business acquired through reinsurance or acquisition;

•	competition from other insurers and financial services companies, including the ability to competitively price our products;

•	financial strength ratings;

•	changes in the regulatory environment at the state or federal level, including developments of industry investigations regarding insurance broker compensation and insolvency assessments and guaranty association assessments;

•	findings in litigation or other legal proceedings;

•	receipt of dividends from, or contributions to, our subsidiaries;

•	adequacy of the diversification of risk by product offerings and customer industry, geography and size;

•	adequacy of asset/liability management;

•	concentration of risk inherent in group life products;

•	availability, adequacy, and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred;

•	events of terrorism, natural disasters, or other catastrophic events; and

•	changes in federal or state income taxes.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Company since those reported in the Company’s annual report on Form 10-K for the year ended at December 31, 2004.

ITEM 4:    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2005 and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control.    There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

None

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    The following table sets forth share purchases made, for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1-31, 2005	35,000	$78.93	35,000	1,418,600
February 1-28, 2005	—	—	—	1,418,600
March 1-31, 2005	100,400	83.83	100,400	1,318,200

Total first quarter	135,400	$82.56	135,400

On November 8, 2004, the board of directors authorized the repurchase of 1.5 million shares of common stock under a new share repurchase program. The program expires on December 31, 2005. Also during the first quarter of 2005, the Company acquired 6,961 shares of common stock from executive officers to cover tax liabilities resulting from the release of retention-based shares at a total cost of $0.6 million for a volume weighted-average price of $88.21 per common share.

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

Date: May 9, 2005	By:	/s/ ERIC E. PARSONS
Eric E. Parsons Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2005	By:	/s/ CINDY J. MCPIKE
Cindy J. McPike Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith