Form 10-Q
period 2005-06-30
STANCORP FINANCIAL GROUP INC
filed 2005-08-09
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 29, 2005, there were 27,635,868 shares of the Registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Premiums	$460.9	$409.5	$916.1	$816.2
Net investment income	115.2	112.6	233.1	224.3
Net capital gains (losses)	0.5	1.6	(0.7)	6.1
Other	2.0	1.8	4.0	3.4

Total revenues	578.6	525.5	1,152.5	1,050.0

Benefits and expenses:
Benefits to policyholders	339.9	312.8	689.4	632.2
Interest credited	20.6	19.4	40.7	37.7
Operating expenses	88.0	72.5	174.5	145.2
Commissions and bonuses	40.6	37.4	85.3	75.4
Premium taxes	8.0	7.3	15.9	14.5
Interest expense	4.6	4.3	9.0	8.7
Net increase in deferred acquisition costs and value of business acquired	(4.7)	(3.5)	(10.8)	(6.2)

Total benefits and expenses	497.0	450.2	1,004.0	907.5

Income before income taxes	81.6	75.3	148.5	142.5
Income taxes	28.3	22.8	51.6	46.4

Net income	53.3	52.5	96.9	96.1
Other comprehensive income (loss), net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	65.4	(134.8)	16.6	(76.0)
Reclassification adjustment for net capital gains included in net income, net	(2.4)	(2.6)	(3.5)	(5.3)

Total	63.0	(137.4)	13.1	(81.3)

Comprehensive income (loss)	$116.3	$(84.9)	$110.0	$14.8

Net income per common share:
Basic	$1.91	$1.84	$3.45	$3.33
Diluted	1.90	1.82	3.41	3.29
Weighted-average common shares outstanding:
Basic	27,861,064	28,567,118	28,100,397	28,868,743
Diluted	28,124,166	28,850,613	28,399,486	29,197,519

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2005	December 31, 2004
A S S E T S
Investments:
Fixed maturity securities	$4,520.2	$4,412.5
Commercial mortgage loans, net	3,080.9	2,948.2
Real estate, net	73.1	72.2
Policy loans	4.2	4.2

Total investments	7,678.4	7,437.1

Cash and cash equivalents	58.1	45.3
Premiums and other receivables	81.1	77.8
Accrued investment income	83.7	82.7
Amounts recoverable from reinsurers	887.2	887.9
Deferred acquisition costs and value of business acquired, net	229.5	218.8
Property and equipment, net	80.5	78.3
Other assets	38.9	45.5
Separate account assets	2,582.9	2,338.6

Total assets	$11,720.3	$11,212.0

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$4,581.5	$4,484.6
Other policyholder funds	2,534.0	2,400.9
Deferred tax liabilities	129.6	115.1
Short-term debt	0.2	0.2
Long-term debt	258.0	258.1
Other liabilities	184.5	213.4
Separate account liabilities	2,582.9	2,338.6

Total liabilities	10,270.7	9,810.9

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 27,670,625 and 28,444,839 shares issued at June 30, 2005, and December 31, 2004, respectively	556.7	618.2
Accumulated other comprehensive income	149.2	136.1
Retained earnings	743.7	646.8

Total shareholders’ equity	1,449.6	1,401.1

Total liabilities and shareholders’ equity	$11,720.3	$11,212.0

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2004	29,300,723	$673.4	$160.3	$475.8	$1,309.5
Net income	—	—	—	199.4	199.4
Other comprehensive loss, net of tax	—	—	(24.2)	—	(24.2)
Common stock:
Repurchased	(1,178,900)	(74.7)	—	—	(74.7)
Issued to directors	2,689	0.2	—	—	0.2
Issued under employee stock plans, net	320,327	19.3	—	—	19.3
Dividends declared on common stock	—	—	—	(28.4)	(28.4)

Balance, December 31, 2004	28,444,839	618.2	136.1	646.8	1,401.1

Net income	—	—	—	96.9	96.9
Other comprehensive income, net of tax	—	—	13.1	—	13.1
Common stock:
Repurchased	(883,500)	(69.2)	—	—	(69.2)
Issued to directors	1,089	0.1	—	—	0.1
Issued under employee stock plans, net	108,197	7.6	—	—	7.6

Balance, June 30, 2005	27,670,625	$556.7	$149.2	$743.7	$1,449.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2005	2004
Operating:
Net income	$96.9	$96.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.8	40.6
Deferral of acquisition costs and value of business acquired, net	(30.6)	(27.2)
Deferred income taxes	6.9	(7.6)
Changes in other assets and liabilities:
Receivables and accrued income	(3.6)	(20.0)
Future policy benefits and claims	96.9	79.3
Other, net	(16.3)	13.0

Net cash provided by operating activities	189.0	174.2

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities	273.1	315.0
Commercial mortgage loans	355.9	256.1
Real estate	1.1	1.9
Costs of investments acquired or originated:
Fixed maturity securities	(372.5)	(332.9)
Commercial mortgage loans	(490.1)	(548.8)
Real estate	(3.8)	(0.3)
Other investments	—	(4.3)
Property and equipment, net	(8.1)	(6.7)

Net cash used in investing activities	(244.4)	(320.0)

Financing:
Policyholder fund deposits	713.5	657.2
Policyholder fund withdrawals	(580.4)	(488.2)
Short-term debt	—	46.9
Long-term debt	(0.1)	1.3
Issuance of common stock, net	4.4	4.9
Repurchase of common stock	(69.2)	(66.6)

Net cash provided by financing activities	68.2	155.5

Increase in cash and cash equivalents	12.8	9.7
Cash and cash equivalents, beginning of period	45.3	34.5

Cash and cash equivalents, end of period	$58.1	$44.2

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$47.3	$47.3
Income taxes	35.8	66.8

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION, AND BASIS OF PRESENTATION

StanCorp is a leading provider of employee benefit products and services serving the life and disability insurance needs of employer groups and individuals. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states. We also provide accidental death and dismemberment (“AD&D”), dental insurance, annuity products, retirement plan products and services and investment advisory services. Our mortgage business originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and for sale to institutional investors. We operate through three segments: Employee Benefits, Individual Insurance, and Retirement Plans, each of which is described below.

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

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios, and other investment advisory services to our retirement plan clients and other individuals. It also provides investment management services to third parties and subsidiaries of StanCorp.

StanCorp Equities is a licensed broker-dealer. For the sale of registered contracts, a broker-dealer must serve as principal underwriter and distributor, providing supervision and oversight that is required by the National Association of Securities Dealers. Standard has developed a registered contract to expand its market to 403(b) plans, 457 tax-exempt plans, and nonqualified deferred compensation plans of private employers. StanCorp Equities is the principal underwriter and distributor of registered contracts for Standard.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain 2004 amounts have been reclassified to conform to the current presentation.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2005, and for the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. Interim results for the three and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. This report should be read in conjunction with the Company’s 2004 annual report on Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (in millions)	$53.3	$52.5	$96.9	$96.1

Basic weighted-average common shares outstanding	27,861,064	28,567,118	28,100,397	28,868,743
Stock options	246,462	232,896	272,496	252,913
Restricted stock	16,640	50,599	26,593	75,863

Diluted weighted-average common shares outstanding	28,124,166	28,850,613	28,399,486	29,197,519

Net income per diluted common share	$1.90	$1.82	$3.41	$3.29

3.	STOCK-BASED COMPENSATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions—except share data)
Net income, as reported	$53.3	$52.5	$96.9	$96.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.8	0.6	1.5	1.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.0)	(0.9)	(2.0)	(1.8)

Pro forma net income	$53.1	$52.2	$96.4	$95.5

Net income per share:
Basic—as reported	$1.91	$1.84	$3.45	$3.33
Basic—pro forma	1.91	1.83	3.43	3.31
Diluted—as reported	1.90	1.82	3.41	3.29
Diluted—pro forma	1.89	1.81	3.39	3.27

For purposes of determining the pro forma expense, the fair value of each option was estimated using the Black-Scholes option pricing model as of the grant date, with the following assumptions for the periods indicated:

	Six Months Ended June 30,
	2005	2004
Dividend yield	1.27%	1.27%
Expected stock price volatility	22.9-26.3	29.9-30.6
Risk-free interest rate	3.6-4.1	3.6-4.2
Expected option lives	4.3-6.5 years	5.2-6.5 years

4.	SEGMENTS

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

In addition to our three segments, we conduct other financial service businesses that are generally non-insurance related. These include StanCorp Mortgage Investors, our commercial mortgage lending business, StanCorp Investment Advisers, our registered investment adviser, and StanCorp Equities, our licensed broker-dealer, which serves as the principal underwriter and distributor of registered contracts for Standard. This category also includes net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes, and adjustments made in consolidation.

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended June 30, 2005:
Revenues:
Premiums	$426.5	$26.2	$8.2	$—	$460.9
Net investment income	62.0	28.4	15.9	8.9	115.2
Net capital gains	—	—	—	0.5	0.5
Other	1.9	0.1	—	—	2.0

Total revenues	490.4	54.7	24.1	9.4	578.6

Benefits and expenses:
Benefits to policyholders	318.0	20.3	1.6	—	339.9
Interest credited	2.0	10.0	8.6	—	20.6
Operating expenses	66.2	8.2	8.9	4.7	88.0
Commissions and bonuses	27.0	9.7	3.9	—	40.6
Premium taxes	7.4	0.6	—	—	8.0
Interest expense	—	—	—	4.6	4.6
Net decrease (increase) in deferred acquisition costs and value of business acquired	1.6	(4.8)	(1.5)	—	(4.7)

Total benefits and expenses	422.2	44.0	21.5	9.3	497.0

Income before income taxes	$68.2	$10.7	$2.6	$0.1	$81.6

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Six months ended June 30, 2005:
Revenues:
Premiums	$847.8	$52.7	$15.6	$—	$916.1
Net investment income	125.5	56.9	31.6	19.1	233.1
Net capital losses	—	—	—	(0.7)	(0.7)
Other	3.8	0.2	—	—	4.0

Total revenues	977.1	109.8	47.2	18.4	1,152.5

Benefits and expenses:
Benefits to policyholders	642.5	43.4	3.5	—	689.4
Interest credited	3.6	19.9	17.2	—	40.7
Operating expenses	131.8	16.4	17.2	9.1	174.5
Commissions and bonuses	58.3	18.5	8.5	—	85.3
Premium taxes	14.7	1.2	—	—	15.9
Interest expense	—	—	—	9.0	9.0
Net increase in deferred acquisition costs and value of business acquired	—	(7.5)	(3.3)	—	(10.8)

Total benefits and expenses	850.9	91.9	43.1	18.1	1,004.0

Income before income taxes	$126.2	$17.9	$4.1	$0.3	$148.5

Total assets	$4,626.8	$2,968.6	$3,742.1	$382.8	$11,720.3

Total reserves, other policyholder funds, and separate accounts	$3,430.6	$2,559.5	$3,708.3	$—	$9,698.4

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended June 30, 2004:
Revenues:
Premiums	$381.1	$22.2	$6.2	$—	$409.5
Net investment income	62.9	27.5	14.8	7.4	112.6
Net capital gains	—	—	—	1.6	1.6
Other	1.7	0.1	—	—	1.8

Total revenues	445.7	49.8	21.0	9.0	525.5

Benefits and expenses:
Benefits to policyholders	292.3	18.8	1.7	—	312.8
Interest credited	1.2	10.3	7.9	—	19.4
Operating expenses	54.8	6.9	7.4	3.4	72.5
Commissions and bonuses	26.6	8.0	2.8	—	37.4
Premium taxes	6.7	0.6	—	—	7.3
Interest expense	—	—	—	4.3	4.3
Net decrease (increase) in deferred acquisition costs and value of business acquired	1.2	(3.4)	(1.3)	—	(3.5)

Total benefits and expenses	382.8	41.2	18.5	7.7	450.2

Income before income taxes	$62.9	$8.6	$2.5	$1.3	$75.3

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Six months ended June 30, 2004:
Revenues:
Premiums	$759.1	$44.6	$12.5	$—	$816.2
Net investment income	125.2	55.4	29.1	14.6	224.3
Net capital gains	—	—	—	6.1	6.1
Other	3.2	0.2	—	—	3.4

Total revenues	887.5	100.2	41.6	20.7	1,050.0

Benefits and expenses:
Benefits to policyholders	592.5	36.4	3.3	—	632.2
Interest credited	2.3	19.5	15.9	—	37.7
Operating expenses	110.0	14.0	14.7	6.5	145.2
Commissions and bonuses	52.6	16.7	6.1	—	75.4
Premium taxes	13.4	1.1	—	—	14.5
Interest expense	—	—	—	8.7	8.7
Net decrease (increase) in deferred acquisition costs and value of business acquired	3.7	(7.3)	(2.6)	—	(6.2)

Total benefits and expenses	774.5	80.4	37.4	15.2	907.5

Income before income taxes	$113.0	$19.8	$4.2	$5.5	$142.5

Total assets	$4,468.2	$2,795.8	$2,942.4	$274.4	$10,480.8

Total reserves, other policyholder funds, and separate accounts	$3,250.2	$2,435.9	$2,909.9	$—	$8,596.0

5.	RETIREMENT BENEFITS

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for eligible employees of StanCorp and its subsidiaries. The agent pension plan, which is frozen, is for former field employees and agents. Both plans are sponsored and administered by Standard. The defined benefit pension plans provide benefits based on years of service and final average pay.

In addition, Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits, and group term life insurance. Eligible retirees are required to contribute specified amounts that are determined periodically, and are based on retirees’ length of service.

The following table sets forth the components of net periodic benefit costs for the pension benefits and postretirement benefits for the periods indicated:

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$4.0	$3.0	$0.6	$0.7
Interest cost	5.6	5.0	0.6	0.8
Expected return on plan assets	(6.0)	(5.6)	(0.4)	(0.4)
Amortization of prior service cost	(0.2)	(0.2)	(0.3)	(0.3)
Amortization of transition assets	(0.1)	(0.1)	—	—
Amortization of net loss	1.2	0.4	0.2	0.2

Net periodic benefit costs	$4.5	$2.5	$0.7	$1.0

The Company currently expects to make a contribution of $8.0 million to its pension plans and $0.9 million to its postretirement plan in 2005. As of June 30, 2005, the Company had contributed approximately $0.2 million to fund its postretirement benefit plan.

Substantially all eligible employees are covered by a qualified deferred compensation plan under which a portion of the employee contribution is matched. Employees hired after January 1, 2003, are eligible for an additional non-elective employer contribution. Non-elective employer contributions made to the existing deferred compensation plan are intended in lieu of participation in Standard’s defined benefit pension plan. Standard’s contributions to the plan were $1.4 million and $1.7 million for the second quarters of 2005 and 2004, respectively, and $3.3 million and $2.9 million for the six months ended June 30, 2005 and 2004, respectively.

Eligible executive officers are covered by a non-qualified supplemental retirement plan. The accrued benefit cost was $12.2 million and $9.6 million at June 30, 2005 and 2004, respectively. Expenses were $0.4 million for the second quarter of 2005, compared to $0.3 million for the second quarter of 2004, and $0.8 million for the six months ended June 30, 2005, compared to $0.7 million for the six months ended June 30, 2004. As of December 31, 2004, an additional liability of $1.7 million was recognized and reported, net of tax, in accumulated other comprehensive income.

Eligible executive officers, directors, agents, and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation may be matched. The liability for the plan was $8.1 million and $7.9 million at June 30, 2005 and 2004, respectively.

6.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of June 30, 2005. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million. Prior to their expiration in June 2005, we entered into amendments extending the expiration dates of the credit agreements to June 26, 2006, for one and June 27, 2006, for the other. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on the following: indebtedness, financial liquidity, and risk-based capital. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing, and the amount outstanding on the lines. At June 30, 2005, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

7.	ACCOUNTING PRONOUNCEMENTS

In November 2003, the Financial Accounting Standards Board (“FASB”) reached a partial consensus under Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 required certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The portions of EITF 03-1 on which consensus was reached were effective for financial statements for fiscal years ending after December 15, 2003. Effective December 31, 2003, the required disclosures have been included in the notes to consolidated financial statements. The portions of EITF 03-1 on which consensus was not reached are not yet final. EITF 03-1 provides more specific guidelines related to SFAS No. 115 regarding when impairments need to be recognized through the income statement, as well as on the balance sheet. EITF 03-1 addresses whether a change in the interpretation of temporary impairments due to interest rate and credit spread moves is appropriate. Under EITF 03-1, companies that do not have the ability and intent to hold an asset with unrealized losses until recovery of fair value would be required to impair the asset. Impaired losses would flow through net income and accretion on the impaired assets would be recognized in investment income in later periods. Currently, the FASB is considering whether a materiality threshold for recognizing impairment may be appropriate. The effective date for EITF 03-1 has been delayed until this determination is made. The Company is evaluating the potential financial statement effect of EITF 03-1.

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

Executive Summary

Financial Results Overview

Net income per diluted share increased 4.4% to $1.90 for the second quarter of 2005, compared to $1.82 for the same period in 2004. Net income for the second quarter of 2005 was $53.3 million compared to $52.5 million for the second quarter of 2004. Significant factors affecting our financial performance during the second quarter of 2005 included premium growth and comparatively better claims experience offset by higher operating expenses. The increase in operating expenses primarily supported business growth, as evidenced by premium growth. Operating expenses for the second quarter of 2005 also included expenses related to information technology to support our customer service and product delivery platforms. In addition, the results for the second quarter of 2004 included a reduction in federal income taxes of approximately $4 million from the resolution of prior years’ tax examinations.

Net income per diluted share increased 3.6% to $3.41 for the six months ended June 30, 2005, compared to $3.29 for the same period in 2004. Net income for the six months ended June 30, 2005 and 2004, was $96.9 million and $96.1 million, respectively. Significant factors affecting our financial performance during the first half of 2005 included premium growth and comparatively better claims experience offset by higher operating expenses. Two offsetting factors occurred during the first half of 2005. First, net capital gains and losses decreased by $6.8 million for the first six months of 2005 compared to the first six months of 2004. Second, net income for the six months ended June 30, 2004, was reduced by approximately $9 million pre-tax for a reserve established in the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer. In addition, the results for the first six months of 2004 included a reduction in federal income taxes of approximately $4 million from the resolution of prior years’ tax examinations.

Outlook

Economic conditions in early 2005 had mixed results compared to our expectations. Employment growth and wage rate growth improved as expected. However, interest rates remained relatively stable in the first six months of 2005. At the beginning of the year, we incorporated an increase in interest rates into our annual earnings guidance, consistent with the forecast of many economists. That increase did not occur. Our current guidance for 2005 earnings assumes interest rates will remain flat for the remainder of the year.

Significant factors that are likely to influence our financial results for the last six months of 2005 include:

•	Net income for the third quarter of 2004 included reductions in income taxes of approximately $3 million, from resolutions of certain income tax matters. We do not expect these items to recur in 2005.

•	Strong sales and customer retention in the third and fourth quarters of 2004, as well as the first half of 2005, will continue to contribute to premium growth in 2005. We expect to meet our long-term objective of 10% to 12% premium growth in 2005.

•	We expect the 2005 benefit ratio for the Employee Benefits segment (benefits to policyholders and interest credited measured as a percentage of premiums or revenues) to be generally consistent with the favorable results seen during the last twelve months, although claims experience can fluctuate widely from quarter to quarter.

•	As of the current reporting date there are no known redundancies present in the reserves related to our Employee Benefits group long term disability insurance. We will continue to examine our experience and, if the recent favorable and sustained claims recovery patterns in our group long term disability insurance continue, we may release an additional $3 million of reserves in the third quarter of 2005, for a total of $9 million for the year. We released $12 million in similar reserves in 2004.

•	To support our customer service and product delivery platforms, in 2005 we expect operating expense growth, including information technology expenses, to approximate 15% compared to 2004.

Consolidated Results of Operations

Revenues

Revenues consist primarily of premiums, fee income, and net investment income. Total revenues increased $53.1 million, or 10.1%, for the second quarter of 2005, compared to the second quarter of 2004, and $102.5 million, or 9.8%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

Premiums

The following table sets forth the percentage of premium and fee income growth by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Premiums and fee income:
Employee Benefits	11.9%	1.5%	11.7%	1.1%
Individual Insurance	18.0	(11.2)	18.2	(1.5)
Retirement Plans	32.3	8.8	24.8	15.7
Total premiums	12.6	0.9	12.2	1.1

Overall, premium growth for the second quarter of 2005 exceeded our long-term objective of 10% to 12%. This is compared to premium growth of 0.9% for the second quarter of 2004. Premium growth for the six months ended June 30, 2005, was 12.2%, compared to 1.1% for the six months ended June 30, 2004. The increases for both comparative periods were driven primarily by the Employee Benefits segment, which is our largest segment representing over 90% of consolidated premiums. For most of 2004, our premium growth for the Employee Benefits segment was slower, largely due to slower employment growth and wage growth (factors on which our premiums are based), commensurate with overall economic conditions at the time, and correspondingly slower sales growth. Late in 2004 and for the first half of 2005, we have seen improvements in employment growth and wage growth. In addition, in the second quarter of 2004, we began actions to reinvigorate sales, including rate adjustments for selected segments and industries and realignment of our compensation plan for field representatives. These actions increased sales in the second half of 2004 and first half of 2005. The increased sales, growth in our in force block of business from employment growth and wage growth (organic growth), and continued strong persistency resulted in stronger premium growth for the first half of 2005 compared to the same period of 2004. See “Business Segments.”

Net Investment Income

Net investment income for the second quarter of 2005 increased $2.6 million, or 2.3%, compared to the second quarter of 2004, and $8.8 million, or 3.9% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Net investment income is primarily affected by changes in levels of invested assets and interest rates. Average invested assets for the second quarter of 2005 increased 6.8% to $7.60 billion, compared to the second quarter of 2004, and 7.5% to $7.54 billion for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The portfolio yield for fixed maturity securities decreased to 5.71% at June 30, 2005, from 5.84% at June 30, 2004. The portfolio yield for commercial mortgage loans decreased to 6.59% at June 30, 2005, from 6.95% at June 30, 2004. Both decreases in our portfolio yields were consistent with the lower interest rate environment of the past few years.

Commercial mortgage loan prepayment fees were $3.1 million for the second quarter of 2005, compared to $4.9 million for the second quarter of 2004, and $5.8 million for the six months ended June 30, 2005, compared to $7.8 million for the six months ended June 30, 2004. The level of commercial mortgage loan prepayment fees will vary depending on the overall interest rate environment. If interest rates rise, we could see a decrease in prepayment fees. Over 70% of our commercial mortgage loan portfolio has a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments will be protected in the event of prepayment. Since 2001, all new commercial mortgage loans contain the new prepayment provision. The remainder of our commercial mortgage loans contain fixed prepayment fees that mitigate prepayments, but may not fully protect the Company’s expected cash flow in the event of prepayment.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets, neither of which is likely to occur in regular patterns. While impairments are generally not controllable, management does have discretion over the timing of sales of invested assets. Net capital gains and losses are reported in “Other.”

Net capital gains were $0.5 million for the second quarter of 2005, compared to $1.6 million for the second quarter of 2004. Net capital gains for the second quarter of 2005 resulted from the sale of both bonds and real estate. Net capital gains for the second quarter of 2004 resulted primarily from the sale of bonds.

Net capital losses were $0.7 million for the six months ended June 30, 2005, compared to net capital gains of $6.1 million for the six months ended June 30, 2004. Net capital losses for the six months ended June 30, 2005, included an impairment charge of $2.0 million for General Motors bond holdings during the first quarter of 2005. The charge related to $16.5 million of the holdings which generally had longer maturities, and which were sold in the second quarter of 2005.

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience, and the assumptions used to establish related reserves. The predominant factors affecting claims experience are incidence (number of claims) and duration (length of time a disability claim is paid). The assumptions used to establish the related reserves reflect incidence and duration, as well as new investment interest rates and overall portfolio yield, both of which affect the discount rate used to establish reserves.

The following table sets forth benefits to policyholders, including interest credited, by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Benefits to policyholders:
Employee Benefits	$320.0	$293.5	$646.1	$594.8
Individual Insurance	30.3	29.1	63.3	55.9
Retirement Plans	10.2	9.6	20.7	19.2

Total benefits to policyholders	$360.5	$332.2	$730.1	$669.9

Benefits to policyholders, including interest credited, increased $28.3 million, or 8.5% for the second quarter of 2005, compared to the second quarter of 2004, and $60.2 million, or 9.0% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The increases resulted primarily from business growth, as evidenced by premium growth, which was partially offset by comparatively favorable claims experience in both our Employee benefits and Individual Insurance segments. In addition, a $9.0 million premium deficiency reserve was established during the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer. There was no similar reserve established for 2005. See “Business Segments.”

Operating Expenses

Operating expenses increased $15.5 million, or 21.4% for the second quarter of 2005, compared to the second quarter of 2004, and $29.3 million, or 20.2% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The majority of the increase for the comparative periods occurred in our Employee Benefits segment. The increases for that segment resulted from a combination of factors:

•	Our operating expense structure is currently heavily variable in that a substantial portion of our on-going expenses are personnel related. Therefore, increased business activity, as evidenced by premium growth, has a direct impact on expenses. Premium growth for the second quarter of 2005 was 11.9%, excluding experience rated refunds (“ERRs”), compared to the same period of 2004.

•	In an effort to leverage technology in our expense structure and support our continued focus on customer service and product delivery platforms, we have increased our technology related spending. Therefore, we expect operating expenses in 2005 will be higher than historical levels.

For 2005, we expect our operating expense growth to approximate 15% on a consolidated basis. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which varies depending on the product, the structure of the commission program, and factors such as the persistency, sales, growth in assets under management, and profitability of the business. Commissions and bonuses increased $3.2 million, or 8.6% for the second quarter of 2005, compared to the second quarter of 2004. The increase was primarily due to increases for the Individual Insurance and Retirement Plans segments of $1.7 million and $1.1 million, respectively. The increase for the Individual Insurance segment is primarily due to sales and persistency for the segment as evidenced by premium growth of 18.0%. The increase in commissions and bonuses for the Retirement Plans segment is primarily due to sales and growth in assets under management as evidenced by deposit growth.

Commissions and bonuses increased $9.9 million, or 13.1% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The increase for the comparative periods was due to persistency (customer retention), growth in assets under management and sales across each of our segments.

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain policy acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs related to obtaining new business and acquiring business through reinsurance agreements. These costs are then amortized into expenses over a period not to exceed the life of the related policy. The net increase in DAC and VOBA for the three and six months ended June 30, 2005, was $1.2 million and $4.6 million greater than the net increase for the same periods of 2004 primarily due to the increased bonuses discussed above.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 34.7% and 30.3% for the second quarters of 2005 and 2004, respectively, and 34.7% and 32.6% for the six months ended June 30, 2005 and 2004, respectively. The effective rate for the second quarter and six months of 2004 reflected resolution of Internal Revenue Service (“IRS”) examinations for prior tax years resulting in approximately $4 million of income tax expense reduction. We do not expect a similar reduction in income taxes to recur in 2005.

Business Segments

We operate through three business segments: Employee Benefits, Individual Insurance, and Retirement Plans. Measured as a percentage of total revenues, revenues for each of our three segments for the second quarter of 2005 were 84.8% for Employee Benefits, 9.5% for Individual Insurance, and 4.2% for Retirement Plans.

Employee Benefits Segment

As the Employee Benefits segment is our largest segment, it substantially influences our consolidated financial results. This segment sells disability, life, accidental death and dismemberment (“AD&D”), and dental insurance to employer groups. Income before income taxes for the Employee Benefits segment increased $5.3 million, or 8.4% for the second quarter of 2005, compared to the second quarter of 2004, and $13.2 million, or 11.7% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The increases resulted from a combination of increased premium growth and comparatively favorable claims experience in 2005, and included the effects of a $9 million reserve established in 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer.

Following are key indicators that management uses to manage and assess the performance of the Employee Benefits segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Premiums:
Life and AD&D	$170.4	$152.1	$339.0	$301.3
Long term disability	194.7	175.7	388.7	350.6
Short term disability	46.1	42.8	94.6	84.8
Other	18.3	15.6	36.5	31.9
ERRs	(3.0)	(5.1)	(11.0)	(9.5)

Total premiums	$426.5	$381.1	$847.8	$759.1

Sales (annualized new premiums)	$45.3	$37.0	$87.4	$69.7
Benefit ratio (% of premiums)	75.0%	77.0%	76.2%	78.4%
Benefit ratio (% of revenues)	65.3	65.9	66.1	67.0
Operating expense ratio (% of premiums)	15.5	14.4	15.5	14.5

Premiums

Premiums in our Employee Benefits segment, excluding ERRs, increased $43.3 million, or 11.2%, for the second quarter of 2005, compared to the second quarter of 2004, and $90.2 million, or 11.7% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. ERRs, which are refunds to certain large group contract holders based on favorable claims experience, were $3.0 million for the second quarter of 2005, compared to $5.1 million for the second quarter of 2004, and $11.0 million for the six months ended June 30, 2005, compared to $9.5 million for the six months ended June 30, 2004. ERRs can vary greatly from quarter to quarter depending on the underlying experience of the particular contracts. The three primary factors that drive premium growth for the Employee Benefits segment are as follows:

Organic growth.    The rate of growth in our in force business was low for most of 2004, in part due to lower wage rate increases and slower employment growth, commensurate with economic conditions at that time. Economic conditions have improved and as a result, organic growth has improved in the first half of 2005.

Persistency.    Persistency for the Employee Benefits segment has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. Our persistency remained relatively stable for 2004 and the first half of 2005.

Sales.    In 2003 and the first half of 2004, sales for this segment decreased as a result of competitive pressure in the market. During 2004, we reviewed pricing and lowered rates for our group insurance products in select market segments and industries in order to compete more effectively for new business. We also realigned our compensation plan for field representatives and are continuing to enhance our product offerings. Through these actions, we are better using our market data to focus on customers, industries, and sectors where we can be more competitive and still reach our return objectives. As a result, sales reached record highs in the second half of 2004, and have continued to be strong in the first half of 2005.

Benefits to Policyholders (including interest credited)

Benefits to policyholders increased 9.0% for the second quarter of 2005 compared to the second quarter of 2004. For the six months ended June 30, 2005, benefits to policyholders increased 8.6% compared to the same period in 2004. Beyond premium growth, the most significant drivers of benefits to policyholders are claims experience and the assumptions used to establish related reserves. We measure these factors for this segment with a benefit ratio, which is calculated as benefits to policyholders plus interest credited, both divided by premiums. Three factors affected this relationship:

•	Benefits to policyholders in the first half of 2004 included a $9 million reserve established as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer. There was no similar reserve established in the first half of 2005.

•	We continued to have favorable claims experience in the Employee Benefits segment, with normal fluctuations in incidence and duration across product lines and industries, and comparatively favorable experience in the second quarter of 2005 with life insurance in force with large groups.

•	The establishment of reserves includes discounting expected future benefits to their present value. The discount rate used, which is determined quarterly, is based on our average new money investment rate for a quarter less a margin to allow for reinvestment and credit quality risk. Given the current low interest rate environment, and correspondingly lower reinvestment risk, our targeted margin range for newly incurred claims is approximately 20 to 30 basis points over a 12-month period. Given that we discount new reserves established in each quarter using our average new money investment rate less a margin, changes in our average new money investment rate may result in a change in the discount rate used to establish new reserves in 2005, and therefore may increase or decrease the expense of benefits to policyholders. During the second quarter of 2005, we decreased our discount rate 25 basis points to 4.75%. Based on our current size, a 25 basis point decrease in the discount rate would result in a quarterly increase of approximately $2 million in the expense of benefits to policyholders, and a corresponding decrease to pre-tax earnings, until related adjustments are made to premium rates (generally group long term disability policies offer rate guarantees for periods from one to three years).

Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause benefits to policyholders to increase. The duration of our invested assets is well matched to the duration of our liabilities in total. Our investments are generally not callable or have prepayment penalties. Based on these factors, we believe the current margin in our overall block of business between invested asset yield and weighted average reserve discount rate of 41 basis points is adequate to cover potential reinvestment risk. See “Liquidity and Capital Resources.”

In addition, we continued to experience favorable and sustained claims recovery patterns for Employee Benefits group long term disability insurance and, as a result of our on-going assessment of those recovery patterns, we released reserves, which decreased benefits to policyholders, totaling $3 million and $6 million for the three and six months ended June 30, 2005, respectively. Similar reserve releases occurred in the comparable periods for 2004. As of the current reporting date there are no known redundancies present in the reserves related to our Employee Benefits group long term disability insurance. We will continue to examine our experience and, if the recent favorable and sustained claims recovery patterns in our group long term disability insurance continue, we may release an additional $3 million of reserves in the third quarter of 2005, for a total of $9 million for the year. We released $12 million in similar reserves in 2004.

We expect the 2005 benefit ratio for the Employee Benefits segment to be generally consistent with the favorable results seen during the last twelve months, although claims experience can fluctuate widely from quarter to quarter.

Operating Expenses

Operating expenses in the Employee Benefits segment increased $11.4 million, or 20.8%, for the second quarter of 2005, compared to the second quarter of 2004, and $21.8 million, or 19.8%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. See “Consolidated Results of Operations—Benefits and Expenses—Operating Expenses.”

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and fixed-rate annuities, including life contingent annuities, to individuals. Most of the deposits on our annuity business are not recorded as premiums, but rather are recorded as liabilities. Annuity deposits earn investment income, a portion of which is credited to policyholders. Annuity premiums consist of premiums on life contingent annuities, which are a small portion of sales.

Income before income taxes for the Individual Insurance segment increased $2.1 million, or 24.4%, for the second quarter of 2005, compared to the second quarter of 2004, and decreased $1.9 million, or 9.6% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The increase for the second quarter of 2005 was due primarily to favorable claims experience, as measured by the benefit ratio for this segment. The decrease for the six months ended June 30, 2005, was due primarily to increased operating expenses.

The following table sets forth key indicators that management uses to manage and assess the performance of the Individual Insurance segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Premiums:
Disability	$24.8	$21.1	$50.6	$43.3
Annuities	1.4	1.1	2.1	1.3

Total premiums	$26.2	$22.2	$52.7	$44.6

Sales (annualized new disability premiums)	$5.8	$4.3	$10.2	$8.3
Sales (annuity deposits)	30.6	42.7	50.6	97.2
Annuity assets under management	1,110.8	1,012.2	1,110.8	1,012.2
Benefit ratio (% of premiums)	77.5%	84.7%	82.4%	81.6%
Benefit ratio (% of revenues)	37.1	37.8	39.5	36.3
Operating expense ratio (% of revenues)	15.0	13.9	14.9	14.0

Premiums

Premium growth in our Individual Insurance segment is driven largely by sales and persistency of individual disability insurance. Premiums increased $4.0 million, or 18.0%, for the second quarter of 2005, compared to the second quarter of 2004, and $8.1 million, or 18.2%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

Premium growth for this segment also can fluctuate from quarter to quarter due in part to an experience rated reinsurance agreement on a block of disability policies. Reinsurance premiums under this agreement, which are recorded as an adjustment to premiums, reduced premiums by $2.5 million for the second quarter of 2005, compared to $2.1 million for the second quarter of 2004, and $3.3 million for the six months ended June 30, 2005, compared to $2.5 million for the six months ended June 30, 2004. As this block of business matures over a period of years, the annual effects of the reinsurance agreement on premiums and income before income taxes are expected to decrease.

Individual fixed-rate annuity deposits were $30.6 million for the second quarter of 2005, compared to $42.7 million for the second quarter of 2004, and $50.6 million for the six months ended June 30, 2005, compared to $97.2 million for the six months ended June 30, 2004. The decrease for the comparable periods was due largely to increased competition from alternative investments, including bank certificates of deposit, shorter-term investments, and equity indexed annuity products. Interest in alternative investments is primarily driven by a lower interest rate environment, which drives similar market movements between other fixed income vehicles and equity investments.

Benefits to Policyholders

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

While premiums for the Individual Insurance segment increased 18.0% for the second quarter of 2005 compared to the second quarter of 2004, benefits to policyholders increased 8.0% for the same comparative periods. Measured as a percentage of premiums, benefits to policyholders were 77.5% for the second quarter of 2005, compared to 84.7% for the second quarter of 2004, reflecting comparatively favorable experience, and demonstrating the volatility of the benefit ratio for this segment when measured on a quarterly basis.

For the six months ended June 30, 2005, premiums for the Individual Insurance segment increased 18.2%, compared to the six months ended June 30, 2004, and benefits to policyholders increased 19.2% for the same comparative periods. Measured as a percentage of premiums, benefits to policyholders were 82.4% for the six months ended June 30, 2005, compared to 81.6% for the six months ended June 30, 2004.

Commissions and Bonuses

Commissions and bonuses for the Individual Insurance segment increased $1.7 million, or 21.3% for the second quarter of 2005, compared to the second quarter of 2004, and $1.8 million, or 10.8% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The increase for both the second quarter of 2005 compared to the second quarter of 2004, and the six months ended June 30, 2005, compared to the six months ended June 30, 2004, resulted from premium growth of 18.0% and 18.2%, respectively. Premium growth for the Individual Insurance segment is primarily driven by sales of individual disability products, which also have larger sales commissions compared to annuity products. Commissions for individual disability products are generally largest in the first year and decline for subsequent periods, and are recognized as earned, which is generally over the year following the sale or anniversary. Sales of individual disability products increased $1.5 million, or 34.9% for the second quarter of 2005, compared to the second quarter of 2004, and $1.9 million, or 22.9% for the six months ended June 30, 2005, compared to the six months ended 2004. The increase of commissions related to individual disability was offset by decreased annuity commission due to corresponding slower sales activity for individual annuities. Commissions and bonuses for this segment are generally capitalized as DAC and amortized over the expected life of the policy.

Operating Expenses

Operating expenses in the Individual Insurance segment increased $1.3 million, or 18.8%, for the second quarter of 2005, compared to the second quarter of 2004, and $2.4 million, or 17.1%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The increases were partially to support business growth as evidenced by premium growth. In addition, we had an increase of $1.4 million in attorney fees, primarily related to a claim in the first half of 2005. The claim has been resolved, and we do not anticipate further significant spending in attorney fees related to this claim in 2005.

Retirement Plans Segment

The primary sources of revenue for the Retirement Plans segment include plan administration fees, fees on separate account assets (equity investments) under management, and investment margin on general account assets under management. In addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement.

Standard Insurance Company (“Standard”) has developed a registered contract to expand its market to 403(b) plans, 457 tax-exempt plans, and nonqualified deferred compensation plans of private employers. StanCorp Equities, Inc. is the principal underwriter and distributor of registered contracts for Standard.

Income before income taxes for the Retirement Plans segment was $2.6 million for the second quarter of 2005, compared to $2.5 million for the second quarter of 2004, and $4.1 million for the six months ended June 30, 2005, compared to $4.2 million for the six months ended June 30, 2004. At June 30, 2005, we reached assets under management of $3.71 billion, and have maintained continued consistent quarterly profitability for this segment since the fourth quarter of 2002.

Following are key indicators that management uses to manage and assess the performance of the Retirement Plans segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Premiums	$8.2	$6.2	$15.6	$12.5
Interest credited (% of net investment income)	54.1%	53.4%	54.4%	54.6%
Annualized operating expenses (% of average assets under management)	1.0	1.0	1.0	1.1
Assets under management:
General account			$1,125.4	$957.4
Separate account			2,582.9	1,952.5

Total			$3,708.3	$2,909.9

Premiums

Premiums for the Retirement Plans segment are generated from three sources: plan administration fees, fees on separate account assets that are primarily based on average daily market values of assets under management, and life contingent annuities sold, which can vary significantly from period to period. Premium growth in our Retirement Plans segment was $2.0 million, or 32.3%, for the second quarter of 2005, compared to the second quarter of 2004, and $3.1 million, or 24.8%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Both increases were primarily from fees on separate account assets. Assets under management increased 27.4% at June 30, 2005, compared to June 30, 2004. The growth in assets under management was primarily from strong underlying business fundamentals including continuing deposits, strong customer retention, new sales growth, and equity market increases in separate account values.

Benefits to Policyholders

Benefits to policyholders for the Retirement Plans segment consist primarily of the effects of changes in reserves for life contingent annuities, which closely approximate the premiums recorded less benefits paid. Life contingent annuity sales can vary widely from quarter to quarter. Premiums for life contingent annuities were $0.3 million for the second quarter of 2005, compared to $0.1 million for the second quarter of 2004, and $0.8 million for the six months ended June 30, 2005, compared to $0.8 million for the six months ended June 30, 2004.

Other

In addition to our three segments, we conduct other financial service businesses that are generally non-insurance related. These include StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), our commercial mortgage lending business, and StanCorp Investment Advisers, Inc., our registered investment adviser. This category also includes net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation.

Other businesses reported income before income taxes of $0.1 million for the second quarter of 2005, compared to $1.3 million for the second quarter of 2004. Net capital gains were $0.5 million for the second quarter of 2005, compared to $1.6 million for the second quarter of 2004.

Other businesses reported income before income taxes of $0.3 million for the six months ended June 30, 2005, compared to $5.5 million for the six months ended June 30, 2004. Net capital losses were $0.7 million for the six months ended June 30, 2005, compared to net capital gains of $6.1 million for the same period in 2004.

StanCorp Mortgage Investors originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. StanCorp Mortgage Investors contributed income before income taxes and intercompany eliminations of $2.2 million for the second quarter of 2005, compared to $3.6 million for the second quarter of 2004. Supporting both internal and external investor demand, commercial mortgage loan originations were $218.5 million for the second quarter of 2005, compared to a record of $372.0 million for the second quarter of 2004. The comparative decrease in originations reflected a decrease in demand for commercial mortgage loan financing in the first half of 2005, resulting from a more competitive origination market.

StanCorp Mortgage Investors contributed income before income taxes and intercompany eliminations of $5.0 million for the six months ended June 30, 2005, compared to $5.3 million for the six months ended June 30, 2004. Commercial mortgage loan originations were $463.3 million for the six months ended June 30, 2005, compared to $548.8 million for the comparable period in 2004, reflecting the decrease in demand for commercial mortgage loan financing mentioned above.

At June 30, 2005, StanCorp Mortgage Investors serviced $3.08 billion in commercial mortgage loans for subsidiaries of StanCorp and $869.3 million for other institutional investors. Capitalized mortgage servicing rights associated with commercial mortgage loans serviced for other institutional investors were $2.6 million and $2.1 million at June 30, 2005, and December 31, 2004, respectively.

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

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at June 30, 2005, made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets held.

Generally, duration is a measure of the price sensitivity of assets or liabilities to changes in interest rates. For example, duration of 5 indicates that a 1% change in interest rates would result in a change of approximately 5% in the economic value of the asset or liability. The duration of our invested assets was well matched against the duration of our liabilities, approximating 4.9 and 5.8, respectively, at December 31, 2004. There have been no material changes in the duration of our invested assets and liabilities since those reported at December 31, 2004. Our investments generally have prepayment penalties or are not callable. As a percentage of our fixed maturity securities, callable bonds were 1.98% at June 30, 2005.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $189.0 million for the six months ended June 30, 2005, compared to $174.2 million for the six months ended June 30, 2004.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated. Net cash used in investing activities was $244.4 million and $320.0 million for the six months ended June 30, 2005 and 2004, respectively.

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

Net cash used in investing activities for the six months ended June 30, 2005, was invested to maintain our target investment portfolio allocation of 60% fixed maturity securities and 40% commercial mortgage loans. At June 30, 2005, our investment portfolio consisted of 59% fixed maturity securities, 40% commercial mortgage loans, and 1% real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $4.52 billion at June 30, 2005. We believe that we maintain prudent diversification across industries, issuers, and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency, and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) as of June 30, 2005. The percentages of fixed maturity securities below investment-grade, at 4.4% and 3.6% at June 30, 2005 and 2004, respectively, remained low. The increase in our below investment-grade bonds over prior quarters was primarily due to the downgrades of our General Motors and Ford holdings, which together were $25.5 million at June 30, 2005.

At June 30, 2005, our fixed maturity securities portfolio had gross unrealized capital gains of $246.1 million and gross unrealized capital losses of $8.6 million. Unrealized losses primarily result from holding fixed maturity securities with interest rates lower than those available at the reporting date. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Net capital losses for the six months ended June 30, 2005, included a first quarter impairment charge of $2.0 million for General Motors bond holdings at March 31, 2005. The charge related to $16.5 million of the holdings which generally had longer maturities, and which were sold during the second quarter of 2005. At June 30, 2005, other bonds on our watch list totaled approximately $3 million.

Commercial Mortgage Loans

At June 30, 2005, commercial mortgage loans in our investment portfolio totaled $3.08 billion. We currently have a portfolio of over 3,700 commercial mortgage loans. The average loan to value ratio in the overall portfolio was 60% at June 30, 2005, and the average loan size was approximately $1 million. The Company receives personal recourse on almost all loans.

At June 30, 2005, there were two loans in our portfolio totaling $1.2 million that were more than sixty days delinquent and in the process of foreclosure. We had a net balance of restructured loans of $7.8 million at June 30, 2005, and a commercial mortgage loan loss reserve of $3.4 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio have generally been better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At June 30, 2005, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	46.9% retail properties;

•	20.1% industrial properties;

•	20.0% office properties;

•	4.7% hotel/motel properties; and

•	8.3% commercial, apartment, and agricultural properties.

At June 30, 2005, our commercial mortgage loan portfolio was diversified regionally as follows:

•	49.4% Western region;

•	23.4% Central region; and

•	27.2% Eastern region.

Commercial mortgage loans in California account for 33.4% of our commercial mortgage loan portfolio at June 30, 2005. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake and economic exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2005, the Company had outstanding commitments to fund commercial mortgage loans totaling $136.9 million, with interest rates ranging from 5.25% to 6.5%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $68.2 million for the six months ended June 30, 2005, compared to $155.5 million for the six months ended June 30, 2004. Cash flows from policyholder fund deposits net of withdrawals for the six months ended June 30, 2005, decreased to $133.1 million from $169.0 million for the same period in 2004. The decrease was primarily due to comparatively lower annuity sales. See “Business Segments—Individual Insurance Segment.”

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million. Prior to their expiration in June 2005, we entered into amendments extending the expiration dates of the credit agreements to June 26, 2006, for one and June 27, 2006, for the other. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on the following: indebtedness, financial liquidity, and risk-based capital. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing, and the amount outstanding on the lines. At June 30, 2005, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

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

We had debt to total capitalization ratios of 16.6% and 21.4% at June 30, 2005 and 2004, respectively. Our ratio of earnings to fixed charges, including interest credited on policyholder accounts, for each of the six months ended June 30, 2005 and 2004, was 3.9x.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 265% to 275% of the minimum company action level of Risk-Based Capital (“RBC”) required by regulators to avoid remedial action by our insurance subsidiaries (this equates to 530% to 550% of the authorized control level RBC by our states of domicile). At December 31, 2004, statutory capital and asset valuation reserve totaled $1.02 billion, or 331% of the company action level RBC (which equates to 662% of the authorized control level RBC by our states of domicile).

In addition, we seek to maintain approximately 5% of consolidated equity excluding accumulated other comprehensive income, or approximately $65 million, as well as amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividend to shareholders, totaling approximately $50 million annually. Maintaining capital above targeted levels provides timing flexibility should we wish to access capital markets to finance growth or acquisitions.

At June 30, 2005, our total capital in excess of targeted RBC requirements was approximately $240 million. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	fund internal growth,

•	fund acquisitions that are consistent with our mission and meet our return objectives, and

•	provide a return to shareholders, via share repurchases and dividends.

The levels of excess capital we generate vary inversely in relation to our levels of premium growth, primarily due to initial reserve requirements, certain regulatory capital requirements based on premiums, and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less excess capital. At very high levels of premium growth, we generate the need for capital infusions. At lower levels of premium growth, we generate more excess capital. With premium growth at levels lower than our long-term objective in 2003 and 2004, we have accumulated additional excess capital. If not utilized, excess capital could reduce return on average equity for 2005, as the rate of return available from the related investments could be less than we would expect to achieve if invested in businesses meeting our return objectives.

Dividends from Subsidiaries

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares, and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate capital (RBC) according to Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes before realized capital gains or losses for the 12-month period ended on the December 31 preceding. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to disapprove requests for dividends in excess of these limits.

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the same amount from StanCorp and issued a $200 million subordinated surplus note. These transactions have no net financial statement impact as they eliminate in consolidation. The surplus note matures in August 2018 and bears interest at a rate of 6.44% per annum. The form of the surplus note complies with the requirements of the National Association of Insurance Commissioners (“NAIC”) with respect to surplus notes, including provisions requiring the approval of the Oregon Insurance Division for any repayments of principal or for any payments of interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders, and trade creditors. In addition, as long as the surplus note is outstanding, distributions from Standard will be applied to repayment of the principal balance and interest on the surplus note. During 2004, Standard distributed a total of approximately $140 million to StanCorp related to the surplus note. During the six months ended June 30, 2005, Standard distributed $0.8 million to StanCorp for interest payments on the surplus note. The outstanding principal balance on the surplus note, after distributions made in 2004, was $75.0 million at June 30, 2005, and December 31, 2004, respectively.

The current maximum amount of distributions approved by the board of directors, based on excess capital at December 31, 2004, is $198 million. We anticipate seeking approval of a distribution from the Oregon Insurance Division during 2005.

There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2005. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp. StanCorp Mortgage Investors paid dividends of $8 million and $10 million to StanCorp in 2005 and 2004, respectively.

Dividends to Shareholders

On November 8, 2004, the board of directors of StanCorp declared an annual cash dividend of $1.00 per share of common stock. The dividend was paid on December 3, 2004, to shareholders of record at the close of business on November 19, 2004. The dividend represented a 43% increase over the annual dividend of $0.70 paid per share of common stock for 2003. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital, and other factors deemed relevant by StanCorp’s board of directors.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and potential growth opportunities. On November 8, 2004, the board of directors authorized a share repurchase program of up to 1.5 million shares of StanCorp common stock. The share repurchase program expires on December 31, 2005, and replaced the Company’s previous share repurchase program.

During the second quarter of 2005, we repurchased 748,100 shares of common stock at a total cost of $58.1 million for a volume weighted-average price of $77.60 per common share. For the six months ended June 30, 2005, we repurchased 883,500 shares of common stock at a total cost of $69.2 million at a volume weighted average price of $78.36 per common share. At June 30, 2005, there were 570,100 shares remaining under the Company’s current share repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide credit ratings on our senior notes. As of July 2005, ratings from the agencies were BBB+, Baa1, A-, and bbb+, respectively. In July 2005, A.M. Best Company assigned an issuer credit rating of a+ to StanCorp.

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

Standard’s financial strength ratings as of July 2005 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings

•	A1 (Good) by Moody’s—5th of 16 ratings

•	A (Excellent) by A.M. Best—3rd of 13 ratings

•	AA- (Very Strong) by Fitch—4th of 21 ratings

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6, Contingencies and Commitments.”

Contractual Obligations

The Company’s financing obligations generally include debts, lease payment obligations, and commitments to fund commercial mortgage loans. The remaining obligations reflect the long-term portion of other liabilities and the Company’s obligations under our insurance and annuity product contracts. The following table summarizes the Company’s contractual obligations as of June 30, 2005:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Contractual Obligations:
Short-term debt obligations	$0.2	$0.2	$—	$—	$—
Long-term debt obligations	258.0	—	0.5	0.6	256.9
Interest on long-term obligations	131.5	17.8	35.6	35.6	42.5
Capital lease obligations	0.3	0.1	0.2	—	—
Operating lease obligations	46.6	15.3	20.4	9.2	1.7
Funding requirements for commercial mortgage loans	136.9	136.9	—	—	—
Purchase obligations	—	—	—	—	—
Insurance obligations	4,350.6	650.9	804.8	622.2	2,272.7
Policyholder fund obligations	165.6	14.9	25.7	22.3	102.7
Other long-term liabilities according to GAAP	64.3	10.7	6.5	4.9	42.2

Total	$5,154.0	$846.8	$893.7	$694.8	$2,718.7

The Company’s long-term debt obligations consisted primarily of the $250.0 million 6.875%, 10-year senior notes. Interest payable related to the total long-term obligations totals $131.5 million for the periods shown in the table. The operating lease obligations include leases on certain buildings and equipment under non-cancelable operating leases, software maintenance, licensing, and telecommunication commitments, all expiring in various years through 2011 with renewal options ranging from one to five years.

In the normal course of business, the Company commits to fund commercial mortgage loans that generally have fixed expiration dates. At June 30, 2005, the Company had outstanding commitments to fund commercial mortgage loans with fixed interest rates ranging from 5.25% to 6.5%, totaling $136.9 million. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to our disapproval, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

The insurance obligations in the table are actuarial estimates of the cash required to meet our obligations for future policy benefits and claims. These estimates do not represent an exact calculation of our future benefit liabilities, but are instead based on assumptions which involve a number of factors, including: mortality, morbidity, recovery, the consumer price index, reinsurance arrangements, and other sources of income for people on claim.

Assumptions may vary by age and gender and, for individual policies, occupation class of the claimant; year of issue for policy reserves or incurred date for claim reserves; time elapsed since disablement; and contract provisions and limitations.

Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors or if actual claims experience is materially inconsistent with our assumptions, could cause actual results to be materially different than the information presented in the table. Not included in the table is approximately $800.9 million in other reserve liabilities where the amount and timing of related payouts cannot be reasonably determined.

Policyholder fund obligations include payments based on currently scheduled withdrawals and annuity benefit payments stemming from liabilities shown on the balance sheet as policyholder funds. Not included in the table is approximately $1.92 billion in additional surrender values that may be withdrawn upon request. In addition, amounts presented also exclude separate account liabilities of $2.58 billion.

Other long-term liabilities reflected in the Company’s balance sheet at June 30, 2005, consisted of a $12.7 million tax reimbursement liability related to the block of life insurance business sold to Protective Life Insurance Company in 2001, $9.0 million in capital commitments related to our low income housing investments, $20.4 million in unfunded liabilities for non-qualified deferred compensation and supplemental retirement plans, an accrued liability of $13.3 million for postretirement benefits, and $0.9 million of accrued guarantee association payments. In addition to long-term liabilities recorded on the balance sheet, an $8.0 million expected contribution to the defined benefit pension plan in 2005 is included in this category.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2003, through June 30, 2005, aggregated $0.1 million. At June 30, 2005, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

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

Statutory net gains from insurance operations before federal income taxes were $82.2 million for the second quarter of 2005, compared to $64.1 million for the second quarter of 2004, and $131.8 million for the six months ended June 30, 2005, compared to $126.7 million for the six months ended June 30, 2004.

New and Adopted Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7, Accounting Pronouncements.”

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining impairments, the reserves for future policy benefits and claims, DAC and VOBA, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	growth of sales, premiums and annuity deposits;

•	growth in assets under management including performance of equity investments in the separate account;

•	availability of capital required to support business growth and the effective utilization of excess capital;

•	achievement of anticipated levels of operating expenses;

•	benefit ratios, including changes in morbidity, mortality and recovery;

•	levels of persistency;

•	adequacy of reserves established for future policy benefits;

•	credit quality of the holdings in our investment portfolios;

•	experience in delinquency rates or loss experience in our commercial mortgage loan portfolio;

•	concentration of commercial mortgage loan assets collateralized in California;

•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;

•	the effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees;

•	the condition of the economy and expectations for interest rate changes;

•	the impact of rising benefit costs on employer budgets for employee benefits;

•	performance of business acquired through reinsurance or acquisition;

•	competition from other insurers and financial services companies, including the ability to competitively price our products;

•	financial strength and credit ratings;

•	changes in the regulatory environment at the state or federal level, including developments of industry investigations regarding insurance broker compensation and insolvency assessments and guaranty association assessments;

•	findings in litigation or other legal proceedings;

•	receipt of dividends from, or contributions to, our subsidiaries;

•	adequacy of the diversification of risk by product offerings and customer industry, geography and size;

•	adequacy of asset/liability management;

•	concentration of risk, especially inherent in group life products;

•	availability, adequacy, and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred;

•	events of terrorism, natural disasters, or other catastrophic events; and

•	changes in federal or state income taxes.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Company since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2005, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth share purchases made, for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2005	359,300	$80.38	359,300	958,900
May 1-31, 2005	239,800	74.82	239,800	719,100
June 1-30, 2005	149,000	75.36	149,000	570,100

Total second quarter	748,100	$77.60	748,100

On November 8, 2004, the board of directors authorized the repurchase of 1.5 million shares of common stock under a new share repurchase program. The program expires on December 31, 2005. During the second quarter of 2005, the Company acquired 1,818 shares of common stock from officers to cover tax liabilities resulting from the release of retention-based shares at a total cost of $0.1 million for a volume weighted-average price of $72.10 per common share.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Shareholders, held on May 9, 2005, the following matters were submitted to a vote: the election of four directors to serve for three-year terms expiring in 2008, as further described in the proxy statement, and the ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the current year. The results of the voting on these matters were as follows:

	Votes For	Votes Withheld	Abstained	Broker Non-Votes
1. Election of Directors:
Frederick W. Buckman	20,831,450	134,827	—	—
John E. Chapoton	20,834,441	131,836	—	—
Wanda G. Henton	9,661,568	11,304,709	—	—
Ronald E. Timpe	20,554,279	411,998	—	—
2. Ratification of the Appointment of Independent Auditors	20,830,299	70,967	65,011	—

ITEM 5:	OTHER INFORMATION

On August 8, 2005, StanCorp’s Organization & Compensation Committee adopted executive officer and director indemnity agreements consistent with the Articles of Incorporation and Bylaws of the Company, and as provided for by the Oregon Business Corporation Act. A form of the executive officer and director indemnity agreements has been filed herewith. See “Exhibit 10.25.”

In addition, Amendment No. 1 to Restatement of Deferred Compensation Plan for Directors of Standard Insurance Company, and the Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) not previously filed with the SEC, are filed herewith.

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 10.21	Amendment No. 1 to Restatement of Deferred Compensation Plan for Directors of Standard Insurance Company

Exhibit 10.22	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)

Exhibit 10.23	Third Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 27, 2005, $75,000,000

Exhibit 10.24	Third Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and Keybank National Association Dated as of June 27, 2005, $75,000,000

Exhibit 10.25	Form of Executive Officer and Director Indemnity Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005	By:	/s/ CINDY J. MCPIKE

Cindy J. McPike
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
10.21	Amendment No. 1 to Restatement of Deferred Compensation Plan for Directors of Standard Insurance Company	Filed herewith

10.22	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)	Filed herewith

10.23	Third Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 27, 2005, $75,000,000	Filed as Exhibit 10.1 on the Registrant’s Form 8-K, dated June 13, 2005, and incorporated herein by reference

10.24	Third Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and Keybank National Association Dated as of June 27, 2005, $75,000,000	Filed as Exhibit 10.2 on the Registrant’s Form 8-K, dated June 13, 2005, and incorporated herein by reference

10.25	Form of Executive Officer and Director Indemnity Agreement	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith