Form 10-Q
period 2005-09-30
STANCORP FINANCIAL GROUP INC
filed 2005-11-08
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 28, 2005, there were 27,289,115 shares of the Registrant’s common stock, no par value, outstanding.

INDEX

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2005 and 2004	1

	Unaudited Consolidated Balance Sheets at September 30, 2005, and December 31, 2004	2

	Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2004, and the nine months ended September 30, 2005	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	4

	Condensed Notes to Unaudited Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	34

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35

ITEM 5.	OTHER INFORMATION	35

ITEM 6.	EXHIBITS	35

SIGNATURES		36

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Premiums	$465.2	$423.5	$1,381.3	$1,239.7
Net investment income	119.3	114.2	352.4	338.5
Net capital gains	3.7	1.9	3.0	8.0
Other	2.0	1.8	6.0	5.2

Total revenues	590.2	541.4	1,742.7	1,591.4

Benefits and expenses:
Benefits to policyholders	352.7	324.3	1,042.1	956.5
Interest credited	21.2	18.9	61.9	56.6
Operating expenses	83.9	75.0	258.4	220.2
Commissions and bonuses	40.9	37.9	126.2	113.3
Premium taxes	7.8	7.4	23.7	21.9
Interest expense	4.4	4.6	13.4	13.3
Net increase in deferred acquisition costs and value of business acquired	(6.2)	(2.8)	(17.0)	(9.0)

Total benefits and expenses	504.7	465.3	1,508.7	1,372.8

Income before income taxes	85.5	76.1	234.0	218.6
Income taxes	29.6	24.1	81.2	70.5

Net income	55.9	52.0	152.8	148.1
Other comprehensive income (loss), net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	(65.3)	63.6	(48.7)	(12.4)
Reclassification adjustment for net capital (gains) losses included in net income, net	(1.2)	4.7	(4.7)	(0.6)

Total	(66.5)	68.3	(53.4)	(13.0)

Comprehensive income (loss)	$(10.6)	$120.3	$99.4	$135.1

Net income per common share:
Basic	$2.03	$1.84	$5.48	$5.16
Diluted	2.01	1.82	5.42	5.11
Weighted-average common shares outstanding:
Basic	27,481,571	28,323,411	27,891,848	28,685,637
Diluted	27,757,562	28,620,705	28,184,887	29,004,007

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2005	December 31, 2004
A S S E T S
Investments:
Fixed maturity securities	$4,542.0	$4,412.5
Commercial mortgage loans, net	3,148.8	2,948.2
Real estate, net	78.2	72.2
Policy loans	4.3	4.2

Total investments	7,773.3	7,437.1

Cash and cash equivalents	89.4	45.3
Premiums and other receivables	81.7	77.8
Accrued investment income	87.4	82.7
Amounts recoverable from reinsurers	891.2	887.9
Deferred acquisition costs and value of business acquired, net	237.8	218.8
Property and equipment, net	81.9	78.3
Other assets	40.2	45.5
Separate account assets	2,829.5	2,338.6

Total assets	$12,112.4	$11,212.0

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$4,637.8	$4,484.6
Other policyholder funds	2,607.2	2,400.9
Deferred tax liabilities	90.2	115.1
Short-term debt	0.2	0.2
Long-term debt	257.9	258.1
Other liabilities	275.1	213.4
Separate account liabilities	2,829.5	2,338.6

Total liabilities	10,697.9	9,810.9

Contingencies and commitments:

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 27,367,092 and 28,444,839 shares issued at September 30, 2005, and December 31, 2004, respectively	532.2	618.2
Accumulated other comprehensive income	82.7	136.1
Retained earnings	799.6	646.8

Total shareholders’ equity	1,414.5	1,401.1

Total liabilities and shareholders’ equity	$12,112.4	$11,212.0

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2004	29,300,723	$673.4	$160.3	$475.8	$1,309.5
Net income	—	—	—	199.4	199.4
Other comprehensive loss, net of tax	—	—	(24.2)	—	(24.2)
Common stock:
Repurchased	(1,178,900)	(74.7)	—	—	(74.7)
Issued to directors	2,689	0.2	—	—	0.2
Issued under employee stock plans, net	320,327	19.3	—	—	19.3
Dividends declared on common stock	—	—	—	(28.4)	(28.4)

Balance, December 31, 2004	28,444,839	618.2	136.1	646.8	1,401.1

Net income	—	—	—	152.8	152.8
Other comprehensive loss, net of tax	—	—	(53.4)	—	(53.4)
Common stock:
Repurchased	(1,229,100)	(97.5)	—	—	(97.5)
Issued to directors	1,619	0.1	—	—	0.1
Issued under employee stock plans, net	149,734	11.4	—	—	11.4

Balance, September 30, 2005	27,367,092	$532.2	$82.7	$799.6	$1,414.5

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2005	2004
Operating:
Net income	$152.8	$148.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.5	61.4
Deferral of acquisition costs and value of business acquired, net	(46.0)	(41.3)
Deferred income taxes	4.7	(21.4)
Changes in other assets and liabilities:
Receivables and accrued income	(12.0)	(29.0)
Future policy benefits and claims	153.2	129.5
Other, net	(32.3)	45.8

Net cash provided by operating activities	272.9	293.1

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities	376.1	428.6
Commercial mortgage loans	552.9	462.7
Real estate	1.1	1.9
Costs of investments acquired or originated:
Fixed maturity securities	(606.3)	(394.6)
Commercial mortgage loans	(754.4)	(915.2)
Real estate	(4.9)	(0.6)
Other investments	1.0	(4.0)
Property and equipment, net	(12.6)	(12.8)

Net cash used in investing activities	(447.1)	(434.0)

Financing:
Policyholder fund deposits	1,076.1	955.7
Policyholder fund withdrawals	(869.8)	(722.1)
Short-term debt	—	(2.4)
Long-term debt	(0.2)	1.2
Third party interest in a limited liability company	(103.1)	—
Issuance of common stock, net	6.6	7.5
Repurchase of common stock	(97.5)	(67.4)

Net cash provided by financing activities	218.3	172.5

Increase in cash and cash equivalents	44.1	31.6
Cash and cash equivalents, beginning of period	45.3	34.5

Cash and cash equivalents, end of period	$89.4	$66.1

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$75.5	$66.6
Income taxes	66.3	84.1

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

The Standard Life Insurance Company of New York was organized in 2000, and is licensed to provide long term and short term disability, life, AD&D, and dental insurance in New York.

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

Minority interest related to consolidated entities included in other liabilities was $103.6 million at September 30, 2005 and $0.6 million at December 31, 2004.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2005, and for the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. Interim results for the three and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. This report should be read in conjunction with the Company’s 2004 annual report on Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (in millions)	$55.9	$52.0	$152.8	$148.1

Basic weighted-average common shares outstanding	27,481,571	28,323,411	27,891,848	28,685,637
Stock options	257,423	250,396	266,620	252,233
Restricted stock	18,568	46,898	26,419	66,137

Diluted weighted-average common shares outstanding	27,757,562	28,620,705	28,184,887	29,004,007

Net income per diluted common share	$2.01	$1.82	$5.42	$5.11

3.	STOCK-BASED COMPENSATION

The Company has in effect three stock-based employee compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prospectively for all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from one to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2005 and prior years is less than that which would have been recognized if the fair value based method had been applied to all awards since the first options were granted in 1999. The following table sets forth the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions—except share data)
Net income, as reported	$55.9	$52.0	$152.8	$148.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	0.6	2.2	1.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(0.9)	(2.9)	(2.6)

Pro forma net income	$55.7	$51.7	$152.1	$147.2

Net income per share:
Basic—as reported	$2.03	$1.84	$5.48	$5.16
Basic—pro forma	2.03	1.83	5.45	5.13
Diluted—as reported	2.01	1.82	5.42	5.11
Diluted—pro forma	2.01	1.81	5.40	5.08

For purposes of determining the pro forma expense, the fair value of each option was estimated using the Black-Scholes option pricing model as of the grant date, with the following assumptions for the periods indicated:

	Nine Months Ended September 30,
	2005	2004
Dividend yield	1.27%	1.27%
Expected stock price volatility	22.9-26.3	28.9-30.6
Risk-free interest rate	3.6-4.2	3.5-4.2
Expected option lives	4.3-6.5 years	5.2-6.5 years

4.	SEGMENTS

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

The following tables set forth select segment information at or for the periods indicated:

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended September 30, 2005:
Revenues:
Premiums	$425.7	$31.2	$8.3	$—	$465.2
Net investment income	64.8	28.9	16.3	9.3	119.3
Net capital gains	—	—	—	3.7	3.7
Other	2.0	—	—	—	2.0

Total revenues	492.5	60.1	24.6	13.0	590.2

Benefits and expenses:
Benefits to policyholders	319.6	31.6	1.5	—	352.7
Interest credited	2.1	10.1	9.0	—	21.2
Operating expenses	63.4	7.8	8.2	4.5	83.9
Commissions and bonuses	27.0	10.1	3.8	—	40.9
Premium taxes	7.2	0.6	—	—	7.8
Interest expense	—	—	—	4.4	4.4
Net decrease (increase) in deferred acquisition costs and value of business acquired	0.7	(5.2)	(1.7)	—	(6.2)

Total benefits and expenses	420.0	55.0	20.8	8.9	504.7

Income before income taxes	$72.5	$5.1	$3.8	$4.1	$85.5

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Nine months ended September 30, 2005:
Revenues:
Premiums	$1,273.5	$83.9	$23.9	$—	$1,381.3
Net investment income	190.3	85.8	47.9	28.4	352.4
Net capital gains	—	—	—	3.0	3.0
Other	5.8	0.2	—	—	6.0

Total revenues	1,469.6	169.9	71.8	31.4	1,742.7

Benefits and expenses:
Benefits to policyholders	962.1	75.0	5.0	—	1,042.1
Interest credited	5.7	30.0	26.2	—	61.9
Operating expenses	195.2	24.2	25.4	13.6	258.4
Commissions and bonuses	85.3	28.6	12.3	—	126.2
Premium taxes	21.9	1.8	—	—	23.7
Interest expense	—	—	—	13.4	13.4
Net decrease (increase) in deferred acquisition costs and value of business acquired	0.7	(12.7)	(5.0)	—	(17.0)

Total benefits and expenses	1,270.9	146.9	63.9	27.0	1,508.7

Income before income taxes	$198.7	$23.0	$7.9	$4.4	$234.0

Total assets	$4,687.1	$2,979.0	$4,051.1	$395.2	$12,112.4

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Three months ended September 30, 2004:
Revenues:
Premiums	$393.4	$22.8	$7.3	$—	$423.5
Net investment income	64.0	28.9	14.5	6.8	114.2
Net capital gains	—	—	—	1.9	1.9
Other	1.7	0.1	—	—	1.8

Total revenues	459.1	51.8	21.8	8.7	541.4

Benefits and expenses:
Benefits to policyholders	299.6	22.6	2.1	—	324.3
Interest credited	0.9	9.7	8.3	—	18.9
Operating expenses	57.8	7.1	7.3	2.8	75.0
Commissions and bonuses	25.4	9.6	2.9	—	37.9
Premium taxes	6.8	0.6	—	—	7.4
Interest expense	—	—	—	4.6	4.6
Net decrease (increase) in deferred acquisition costs and value of business acquired	2.4	(4.3)	(0.9)	—	(2.8)

Total benefits and expenses	392.9	45.3	19.7	7.4	465.3

Income before income taxes	$66.2	$6.5	$2.1	$1.3	$76.1

	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
	(In millions)
Nine months ended September 30, 2004:
Revenues:
Premiums	$1,152.5	$67.4	$19.8	$—	$1,239.7
Net investment income	189.2	84.3	43.6	21.4	338.5
Net capital gains	—	—	—	8.0	8.0
Other	4.9	0.3	—	—	5.2

Total revenues	1,346.6	152.0	63.4	29.4	1,591.4

Benefits and expenses:
Benefits to policyholders	892.1	59.0	5.4	—	956.5
Interest credited	3.2	29.2	24.2	—	56.6
Operating expenses	167.8	21.1	22.0	9.3	220.2
Commissions and bonuses	78.0	26.3	9.0	—	113.3
Premium taxes	20.2	1.7	—	—	21.9
Interest expense	—	—	—	13.3	13.3
Net decrease (increase) in deferred acquisition costs and value of business acquired	6.1	(11.6)	(3.5)	—	(9.0)

Total benefits and expenses	1,167.4	125.7	57.1	22.6	1,372.8

Income before income taxes	$179.2	$26.3	$6.3	$6.8	$218.6

Total assets	$4,613.9	$2,857.8	$3,029.9	$270.6	$10,772.2

5.	RETIREMENT BENEFITS

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

In addition, Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits, and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically, and are based on retirees’ length of service and age at retirement. Effective January 1, 2006, participation in the postretirement benefit plan will be limited to employees who either have reached the age of 40 as of January 1, 2006, or whose combined age and length of service are equal to or greater than 45 years as of January 1, 2006. The reduction in postretirement benefits is not expected to have a material impact on our financial statements.

The following tables set forth the components of net periodic benefit costs for the pension benefits and postretirement benefits for the periods indicated:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$1.9	$1.8	$5.8	$4.8
Interest cost	2.8	2.7	8.4	7.7
Expected return on plan assets	(3.2)	(2.8)	(9.2)	(8.4)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of transition assets	(0.1)	—	(0.1)	(0.1)
Amortization of net loss	0.6	0.4	1.8	0.8

Net periodic benefit costs	$1.9	$2.0	$6.4	$4.5

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$0.3	$0.3	$0.9	$1.0
Interest cost	0.2	0.3	0.8	1.1
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of prior service cost	(0.3)	(0.1)	(0.6)	(0.4)
Amortization of transition assets	—	—	—	—
Amortization of net loss	—	—	0.2	0.2

Net periodic benefit costs	$—	$0.3	$0.7	$1.3

As of September 30, 2005, the Company had contributed approximately $15 million to its pension plans and $0.3 million to fund its postretirement benefit plan. The Company expects to make total contributions of $25 million to its pension plans and $0.6 million to its postretirement plan in 2005.

Substantially all eligible employees are covered by a qualified deferred compensation plan under which a portion of the employee contribution is matched. Employees hired after January 1, 2003, are eligible for an additional non-elective employer contribution. Non-elective employer contributions made to the existing deferred compensation plan are intended to be in lieu of participation in Standard’s defined benefit pension plan.

Standard’s contributions to the plan were $1.3 million and $1.2 million for the third quarters of 2005 and 2004, respectively, and $4.7 million and $4.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Eligible executive officers are covered by a non-qualified supplemental retirement plan. The accrued benefit cost was $12.4 million and $9.8 million at September 30, 2005 and 2004, respectively. Expenses were $0.4 million for the third quarter of 2005, compared to $0.4 million for the third quarter of 2004, and $1.2 million for the nine months ended September 30, 2005, compared to $1.0 million for the nine months ended September 30, 2004. As of December 31, 2004, an additional liability of $1.7 million was recognized and reported, net of tax, in accumulated other comprehensive income.

Eligible executive officers, directors, agents, and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation may be matched. The liability for the plans was $8.1 million and $7.9 million at September 30, 2005 and 2004, respectively.

6.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of September 30, 2005. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million, with expiration dates in June 2006. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on the following: indebtedness, financial liquidity, and risk-based capital. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing, and the amount outstanding on the lines. At September 30, 2005, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

7.	ACCOUNTING PRONOUNCEMENTS

In November 2003, the Financial Accounting Standards Board (“FASB”) reached a partial consensus under Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 required certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The portions of EITF 03-1 on which consensus was reached were effective for financial statements for fiscal years ending after December 15, 2003. Effective December 31, 2003, the required disclosures have been included in the notes to consolidated financial statements. The portions of EITF 03-1 on which consensus was not reached are not yet final. EITF 03-1 provides more specific guidelines related to SFAS No. 115 regarding when impairments need to be recognized through the income statement, as well as on the balance sheet. EITF 03-1 addresses whether a change in the interpretation of temporary impairments due to interest rate and credit spread moves is appropriate. Under EITF 03-1, companies that do not have the ability and intent to hold an asset with unrealized losses until recovery of fair value would be required to impair the asset. Impaired losses would flow through net income and accretion on the impaired assets would be recognized in investment income in later periods. Currently, the FASB is considering whether a materiality threshold for recognizing impairment may be appropriate. The effective date for EITF 03-1 has been delayed until this determination is made. Once FASB consensus has been reached, the Company will evaluate the potential financial statement effect of EITF 03-1.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which amends SFAS No. 123 and SFAS No. 95, Statement of Cash Flows, and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123R requires the expense of all unvested grants to be reported in operating expense (the “modified prospective” method), including grants prior to 2003 when the Company began to expense unvested grants. In April 2005, the SEC released rule 33-8568, which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year beginning after June 15, 2005. The use of the modified prospective method will result in additional pre-tax expense of approximately $0.6 million in 2006.

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

Executive Summary

Financial Results Overview

Net income per diluted share increased 10.4% to $2.01 for the third quarter of 2005, compared to $1.82 for the same period in 2004. Net income for the third quarter of 2005 was $55.9 million, compared to $52.0 million for the third quarter of 2004. Significant factors affecting our financial performance during the third quarter of 2005 included premium growth, comparatively better claims experience in the Employee Benefits segment, and higher revenues in the Retirement Plans segment. These factors were offset by increased operating expenses, including an increase in expenses of approximately $2 million compared to the third quarter of 2004 related to information technology initiatives to support the Company’s customer service and product delivery platforms. In addition, the results for the third quarter of 2004 included a reduction in income taxes of approximately $3 million primarily related to resolution of uncertainties around certain state income tax matters.

Net income per diluted share increased 6.1% to $5.42 for the nine months ended September 30, 2005, compared to $5.11 for the same period in 2004. Net income for the nine months ended September 30, 2005 and 2004, was $152.8 million and $148.1 million, respectively. Significant factors affecting our financial performance during the first three quarters of 2005 included premium growth, comparatively better claims experience in the Employee Benefits segment, and higher revenues in the Retirement Plans segment. Benefits to policyholders for the nine months ended September 30, 2004, included approximately $9 million pre-tax for a premium deficiency reserve established during the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer. In addition, the results for the first nine months of 2004 included a reduction in income taxes of approximately $7 million from the resolution of prior years’ tax examinations and certain state income tax matters.

Outlook

Although economic conditions in 2005 have had mixed results compared to our expectations, our results for the first nine months have shown continued growth. Our current guidance for the remainder of 2005 assumes stable economic conditions.

Significant factors that are likely to influence our comparative financial results for 2005 and 2004 include:

•	Net income for the nine months ended September 30, 2004, included a reduction in income taxes of approximately $7 million from the resolution of prior years’ tax examinations and certain state income tax matters. We have not had similar income tax reductions in 2005.

•	Through strong sales and customer retention in the third and fourth quarters of 2004, as well as the first three quarters of 2005, we expect to meet our long-term objective of 10% to 12% premium growth in 2005.

•	For 2005, we expect the benefit ratio for the Employee Benefits segment (benefits to policyholders and interest credited measured as a percentage of premiums or revenues) to be generally consistent with the favorable results seen during the last twelve months, although claims experience can fluctuate widely from quarter to quarter.

•	We continued to experience favorable and sustained claims recovery patterns for Employee Benefits group long term disability insurance and, as a result of our on-going assessment of those recovery patterns, we released reserves, which decreased benefits to policyholders, totaling $3 million and $9 million for the three and nine months ended September 30, 2005, respectively. Similar reserve releases occurred in the comparable periods for 2004. We do not anticipate similar reserve releases for the remainder of 2005.

•	To support our continued focus on the Company’s customer service and product delivery platforms, we expect operating expense growth, including information technology expenses, to approximate 15% in 2005 compared to 2004.

Consolidated Results of Operations

Revenues

Revenues consist primarily of premiums, fee income, and net investment income. Total revenues increased $48.8 million, or 9.0%, for the third quarter of 2005, compared to the third quarter of 2004, and $151.3 million, or 9.5%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

Premiums

The following table sets forth the percentage of premium and fee income growth by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Premiums and fee income:
Employee Benefits	8.2%	4.0%	10.5%	2.2%
Individual Insurance	36.8	8.1	24.5	1.5
Retirement Plans	13.7	25.9	20.7	19.3
Total premiums	9.8	4.5	11.4	2.2

Premium growth excluding experience rated refunds (“ERRs”), which are refunds to certain group contract holders in the Employee Benefits segment based on favorable claims experience, was 10.5% for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, and 11.7% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. ERRs were $3.0 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively, and were $14.0 million and $9.9 million for the nine months ended September 30, 2005 and 2004, respectively. ERRs can vary greatly from quarter to quarter depending on the underlying experience of these contracts. See “Business Segments.”

The total increases for both comparative periods were driven primarily by the Employee Benefits segment, which is our largest segment representing over 90% of consolidated premiums. For most of 2004, our premium growth for the Employee Benefits segment was lower than our targeted range primarily due to lower employment growth and wage growth (factors on which our premiums are based), commensurate with overall economic conditions at the time, and correspondingly slower sales growth. Late in 2004 and for the first three quarters of 2005, we have seen improvements in employment growth and wage growth. In addition, in the second quarter of 2004, we began actions to reinvigorate sales, including rate adjustments for selected segments and industries and realignment of our compensation plan for field representatives. These actions led to increased sales in the second half of 2004 compared to the first half of 2004. Sales for the Employee Benefits segment were $50.7 million in the third quarter of 2005, compared to $81.5 million for the third quarter of 2004. Sales in the third quarter of 2004 included a few large sales which contributed approximately $30 million. The increased sales, growth in our in force block of business from employment growth and wage growth (organic growth), and continued strong persistency resulted in stronger premium growth for the first three quarters of 2005 compared to the same period of 2004. See “Business Segments.”

Net Investment Income

Net investment income for the third quarter of 2005 increased $5.1 million, or 4.5%, compared to the third quarter of 2004, and $13.9 million, or 4.1% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Net investment income is primarily affected by changes in levels of invested assets and interest rates. Average invested assets for the third quarter of 2005 increased 6.5% to $7.67 billion, compared to the third quarter of 2004, and by 5.8% to $7.53 billion for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The portfolio yield for fixed maturity securities decreased to 5.65% at September 30, 2005, from 5.83% at September 30, 2004. The portfolio yield for commercial mortgage loans decreased to 6.51% at September 30, 2005, from 6.83% at September 30, 2004. Both decreases in our portfolio yields were consistent with the lower interest rate environment of the past few years.

Commercial mortgage loan prepayment fees were $4.0 million for the third quarter of 2005, compared to $3.9 million for the third quarter of 2004, and $9.8 million for the nine months ended September 30, 2005, compared to $11.7 million for the nine months ended September 30, 2004. The level of commercial mortgage loan prepayment fees will vary depending primarily on the overall interest rate environment. If interest rates rise, we could see a decrease in prepayment fees. Over 70% of our commercial mortgage loan portfolio has a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments will be protected in the event of prepayment. Since 2001, all new commercial mortgage loans originated by the Company contain this prepayment provision. The remainder of our commercial mortgage loans contain fixed prepayment fees that mitigate prepayments, but may not fully protect the Company’s expected cash flow in the event of prepayment.

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

The following table sets forth benefits to policyholders, including interest credited, by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Benefits to policyholders:
Employee Benefits	$321.7	$300.5	$967.8	$895.3
Individual Insurance	41.7	32.3	105.0	88.2
Retirement Plans	10.5	10.4	31.2	29.6

Total benefits to policyholders	$373.9	$343.2	$1,104.0	$1,013.1

Benefits to policyholders, including interest credited, increased $30.7 million, or 8.9% for the third quarter of 2005, compared to the third quarter of 2004, and $90.9 million, or 9.0% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The increases resulted primarily from business growth, as evidenced by premium growth, which was partially offset by comparatively favorable claims experience in our Employee Benefits segment. In addition, benefits to policyholders for the first nine months of 2004 included a $9.0 million premium deficiency reserve established during the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer. There was no similar reserve established for 2005. See “Business Segments.”

Operating Expenses

Operating expenses increased $8.9 million, or 11.9% for the third quarter of 2005, compared to the third quarter of 2004, and $38.2 million, or 17.3% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The majority of the increases for the comparative periods occurred in our Employee Benefits segment. The increases for that segment resulted from a combination of factors:

•

Our operating expense structure is currently heavily variable in that a substantial portion of our on-going expenses are personnel related. Therefore, increased business activity, as evidenced by premium growth, has a direct impact on expenses. Premium growth for the third quarter of 2005 was 10.5%, excluding ERRs, compared to the same period of 2004. Premium growth for the first nine months of 2005 was 11.7%, excluding ERRs, compared to the same period of 2004.

•	In an effort to leverage technology in our expense structure and support our continued focus on customer service and product delivery platforms, we have increased our technology related spending by approximately $2 million in the third quarter of 2005, compared to the third quarter of 2004. Therefore, we expect operating expenses in 2005 will be higher than historical levels.

Effective January 1, 2006, participation in the postretirement benefit plan will be limited to employees who either have reached the age of 40 as of January 1, 2006, or whose combined age and length of service are equal to or greater than 45 years as of January 1, 2006. The reduction in postretirement benefits is not expected to have a material impact on our financial statements.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which varies depending on the product, the structure of the commission program, and factors such as the persistency (customer retention), sales, growth in assets under management, and profitability of the business in each of our segments. Commissions and bonuses increased $3.0 million, or 7.9% for the third quarter of 2005, compared to the third quarter of 2004. Commissions and bonuses increased $12.9 million, or 11.4% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The increases for the comparative periods were due to persistency, growth in assets under management and sales across each of our segments. Certain commissions and bonuses are capitalized as deferred acquisition costs and amortized over the expected life of the policy.

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain policy acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs related to obtaining new business and acquiring business through reinsurance agreements. These costs are then amortized into expenses over a period not to exceed the life of the related policy. The net increase in DAC and VOBA for the three and nine months ended September 30, 2005, was $3.4 million and $8.0 million greater than the net increase for the same periods of 2004, primarily due to deferral of the increased bonuses discussed above and decreased amortization of the VOBA asset associated with the Teachers Insurance and Annuity Association of America reinsurance transaction. The amortization of VOBA is influenced by the level of premiums received on the associated policies. The faster amortization of VOBA in 2004 was a result of the receipt of lower premiums than anticipated in the development of the original amortization schedule.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 34.6% and 31.7% for the third quarters of 2005 and 2004, respectively, and 34.7% and 32.3% for the nine months ended September 30, 2005 and 2004, respectively. The effective rate for the third quarter of 2004 reflected an income tax reduction of approximately $3 million, primarily related to resolution of uncertainties around certain state income tax matters. The effective rate for the nine months of 2004 also reflected the favorable resolution of Internal Revenue Service examinations for prior tax years resulting in approximately $4 million of income tax expense reduction. We do not expect similar reductions in income taxes to recur.

Business Segments

We operate through three business segments: Employee Benefits, Individual Insurance, and Retirement Plans. Measured as a percentage of total revenues, revenues for each of our three segments for the third quarter of 2005 were 83.4% for Employee Benefits, 10.2% for Individual Insurance, and 4.2% for Retirement Plans.

Effective January 1, 2006 the Company will re-align our businesses into two operating segments. Our individual disability business, currently included in the Individual Insurance segment, will be added to our Employee Benefits segment to combine our traditional insurance lines of business into one Insurance segment. We will also combine our asset management and accumulation businesses, which have previously been reported in the Individual Insurance, Retirement Plans, and Other segments, into a single Asset Management and Accumulation segment. Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes, and adjustments made in consolidation will continue to be reflected in “Other.”

Employee Benefits Segment

As the Employee Benefits segment is our largest segment, it substantially influences our consolidated financial results. This segment sells disability, life, accidental death and dismemberment (“AD&D”), and dental insurance to employer groups. Income before income taxes for the Employee Benefits segment increased $6.3 million, or 9.5% for the third quarter of 2005, compared to the third quarter of 2004, and $19.5 million, or 10.9% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The increases resulted from a combination of increased premium growth and comparatively favorable claims experience in 2005, and included the effects of a $9 million reserve established in 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer.

Following are key indicators that management uses to manage and assess the performance of the Employee Benefits segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Premiums:
Life and AD&D	$168.4	$151.3	$507.4	$452.6
Long term disability	193.1	179.9	581.8	530.5
Short term disability	47.5	46.4	142.1	131.2
Other	19.7	16.2	56.2	48.1
ERRs	(3.0)	(0.4)	(14.0)	(9.9)

Total premiums	$425.7	$393.4	$1,273.5	$1,152.5

Sales (annualized new premiums):
Reported at time of sale (credited)	$50.7	$81.5	$138.1	$151.2
Reported at contract effective date	50.7	81.5	229.7	225.9
Benefit ratio (% of premiums)	75.6%	76.4%	76.0%	77.7%
Benefit ratio (% of revenues)	65.3	65.5	65.9	66.5
Operating expense ratio (% of premiums)	14.9	14.7	15.3	14.6

Premiums

Premiums in our Employee Benefits segment, excluding ERRs, which are refunds to certain group contract holders based on favorable claims experience, increased $34.9 million, or 8.9%, for the third quarter of 2005, compared to the third quarter of 2004, and $125.1 million, or 10.8% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. ERRs can vary greatly from quarter to quarter depending on the underlying experience of these contracts.

The three primary factors that drive premium growth for the Employee Benefits segment are as follows:

Organic growth.    For most of 2004, the rate of growth in our in force business was lower than previous quarters, in part due to lower wage rate increases and slower employment growth, commensurate with economic conditions at that time. Economic conditions have improved and as a result, organic growth has improved in the first three quarters of 2005 compared to most of 2004.

Persistency.    Persistency for our Employee Benefits segment has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales.

Sales.    In 2003 and the first half of 2004, sales for this segment decreased as a result of competitive pressure in the market. During 2004, we reviewed pricing and lowered rates for our group insurance products in select market segments and industries in order to compete more effectively for new business. We also realigned our compensation plan for field representatives and are continuing to enhance our product offerings. Through these actions, we are better using our market data to focus on customers, industries, and sectors where we can be more competitive and still reach our return objectives. As a result, sales reached record highs in the second half of 2004, and have continued to be strong in the first three quarters of 2005. Sales, reported as annualized new premiums, were strong at $50.7 million for the third quarter of 2005 compared to an unusual $81.5 million for the third quarter of 2004. A few large sales contributed approximately $30 million to the sales for the third quarter of 2004.

During 2005, the Company changed the way in which we measure when a sale is reported. Previously, sales were reported at the time the sale was closed. Going forward, sales will be reported in the period that the contract becomes effective. The results of both methods, which affect the first and fourth quarters, are provided in the premium table above.

Benefits to Policyholders (including interest credited)

Benefits to policyholders increased 7.1% for the third quarter of 2005 compared to the third quarter of 2004. For the nine months ended September 30, 2005, benefits to policyholders increased 8.1% compared to the same period in 2004. Beyond premium growth, the most significant drivers of benefits to policyholders are claims experience and the assumptions used to establish related reserves. We measure these factors for this segment with a benefit ratio, which is calculated as benefits to policyholders plus interest credited, both divided by premiums. Three factors which affected this relationship were:

•	Benefits to policyholders for the first nine months of 2004 included a $9.0 million premium deficiency reserve established during the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer. There was no similar reserve established in 2005.

•	We continued to have overall favorable claims experience in the Employee Benefits segment, including the usual variations in experience between product lines and customer sizes. Incidence and average claim amounts have been running slightly lower in 2005 than in 2004. In addition, the benefit ratios for recent quarters included the favorable effects of pricing actions started in the second half of 2004, which have improved profitability on a portion of our business that previously was not meeting our return objectives. We estimate the related effect on the benefit ratio over recent quarters to approximate 0.5% to 1%.

•

The establishment of reserves includes discounting expected future benefits to their present value. The discount rate used, which is determined quarterly, is based on our average new money investment rate for a quarter less a margin to allow for reinvestment and credit quality risk. Given the current low interest rate environment, and correspondingly lower reinvestment risk, our targeted margin range for newly incurred claims is approximately 20 to 30 basis points over a 12-month period. During the third quarter of 2005, our discount rate remained at 4.75%. Given that we discount new reserves established in each quarter using our average new money investment rate less a margin, changes in our average new money investment rate may result in a change in the discount rate used to establish new reserves in 2005, and therefore may increase or decrease the expense of benefits to policyholders. Based on our current size, a 25 basis point decrease in the discount rate would result in a quarterly increase of approximately $2 million in the expense of benefits to policyholders, and a corresponding decrease to pre-tax earnings, until related adjustments are made to premium rates (generally group long term disability policies offer rate guarantees for periods from one to three years).

Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause benefits to policyholders to increase. The duration of our invested assets is well matched to the duration of our liabilities in total. Our investments are generally not callable or have prepayment penalties. Based on these factors, we believe the current margin of 41 basis points in our overall block of business between invested asset yield and weighted average reserve discount rate is adequate to cover potential reinvestment risk. See “Liquidity and Capital Resources.”

In addition, we continued to experience favorable and sustained claims recovery patterns for Employee Benefits group long term disability insurance and, as a result of our on-going assessment of those recovery patterns, we released reserves, which decreased benefits to policyholders, totaling $3 million and $9 million for the three and nine months ended September 30, 2005, respectively. Similar reserve releases occurred in the comparable periods for 2004. We do not currently anticipate similar reserve releases for the remainder of 2005.

For 2005, we expect the benefit ratio for the Employee Benefits segment to be generally consistent with the favorable results seen during the last twelve months, although claims experience can fluctuate widely from quarter to quarter.

Operating Expenses

Operating expenses in the Employee Benefits segment increased $5.6 million, or 9.7%, for the third quarter of 2005, compared to the third quarter of 2004, and $27.4 million, or 16.3%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. See “Consolidated Results of Operations—Benefits and Expenses—Operating Expenses.”

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

Income before income taxes for the Individual Insurance segment decreased $1.4 million, or 21.5%, for the third quarter of 2005, compared to the third quarter of 2004, and decreased $3.3 million, or 12.5% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The decreases for both comparative periods were primarily due to $2.8 million of reserve increases made in the third quarter of 2005 to reflect changes in our morbidity assumptions based on recently released industry data.

The following table sets forth key indicators that management uses to manage and assess the performance of the Individual Insurance segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Premiums:
Disability	$26.7	$22.8	$77.3	$66.1
Annuities	4.5	—	6.6	1.3

Total premiums	$31.2	$22.8	$83.9	$67.4

Sales (annualized new disability premiums)	$5.7	$5.0	$15.9	$13.3
Sales (annuity considerations)	47.2	46.2	97.8	143.4
Annuity assets under management	1,137.5	1,051.8	1,137.5	1,051.8
Benefit ratio (% of premiums)	101.3%	99.1%	89.4%	87.5%
Benefit ratio (% of revenues)	52.6	43.6	44.1	38.8
Operating expense ratio (% of revenues)	13.0	13.7	14.2	13.9

Premiums

Premium growth in our Individual Insurance segment is driven primarily by sales and persistency of individual disability insurance. Premiums increased $8.4 million, or 36.8%, for the third quarter of 2005, compared to the third quarter of 2004, and $16.5 million, or 24.5%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Premiums for life contingent annuities, which can vary from quarter to quarter, were $4.5 million in the third quarter of 2005. Annuity premiums are offset on the income statement with corresponding increases in reserves. Individual disability premiums for this segment increased 17.1% for the third quarter of 2005 compared to the third quarter of 2004, reflecting stronger disability sales and persistency.

Premium growth for this segment also can fluctuate from quarter to quarter due in part to an experience rated reinsurance agreement on a block of disability policies. Reinsurance premiums under this agreement, which are recorded as an adjustment to premiums, reduced premiums by $2.1 million for the third quarter of 2005, compared to $2.4 million for the third quarter of 2004, and $5.4 million for the nine months ended September 30, 2005, compared to $4.9 million for the nine months ended September 30, 2004. As this block of business matures over a period of years, the annual effects of the reinsurance agreement on premiums and income before income taxes are generally expected to decrease.

Individual fixed-rate annuity deposits were $42.7 million for the third quarter of 2005, compared to $46.2 million for the third quarter of 2004, and $91.2 million for the nine months ended September 30, 2005, compared to $142.1 million for the nine months ended September 30, 2004. The decreases for both comparative periods were primarily due to increased competition from alternative investments, including bank certificates of deposit, shorter-term investments, and equity indexed annuity products. Interest in alternative investments is primarily driven by a lower interest rate environment, which drives similar market movements between other fixed income vehicles and equity investments. Deposits from fixed-rate annuities are not reported in premium, but are included in annuity assets under management.

Sales

Sales of individual disability products increased $0.7 million, or 14.0% for the third quarter of 2005, compared to the third quarter of 2004, and $2.6 million, or 19.5% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

Benefits to Policyholders

Generally, we expect benefits to policyholders measured as a percentage of premiums (benefit ratio) to trend down over time to reflect the growth in this segment outside of the large block of disability business assumed in 2000 from Minnesota Life Insurance Company, and the corresponding shift in revenues from net investment income to premiums. The decrease from year to year in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the segment. We expect the volatility in the benefit ratio for this segment to continue, especially when measured on a quarterly basis.

While premiums for the Individual Insurance segment increased 36.8% for the third quarter of 2005 compared to the third quarter of 2004, benefits to policyholders increased 39.8% for the same comparative periods. The benefit ratio was 101.3% for the third quarter of 2005, compared to 99.1% for the third quarter of 2004. The increase in the benefit ratio for the third quarter of 2005 was primarily due to $2.8 million of reserve increases to reflect changes in our morbidity assumptions based on recently released industry data. The benefit ratio for this segment can fluctuate widely from quarter to quarter.

For the nine months ended September 30, 2005, premiums for the Individual Insurance segment increased 24.5%, compared to the nine months ended September 30, 2004, and benefits to policyholders increased 27.1% for the same comparative periods. The benefit ratio was 89.4% for the nine months ended September 30, 2005, compared to 87.5% for the nine months ended September 30, 2004. The increase in the benefit ratio for the nine months ended September 30, 2005 was primarily due to $2.8 million of reserve increases to reflect changes in our morbidity assumptions based on recently released industry data.

Commissions and Bonuses

Commissions and bonuses for the Individual Insurance segment increased $0.5 million, or 5.2% for the third quarter of 2005, compared to the third quarter of 2004, and $2.3 million, or 8.7% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The increases for the third quarter of 2005 compared to the third quarter of 2004, and the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, resulted from premium growth of 36.8% and 24.5%, respectively. Premium growth for the Individual Insurance segment is primarily driven by sales of individual disability products, which also have higher levels of sales commissions compared to annuity products. Commissions for individual disability products are generally largest in the first year and decline for subsequent periods. The increase of commissions related to individual disability was offset by decreased annuity commission due to corresponding slower sales activity for individual fixed-rate annuities. Commissions and bonuses for this segment are generally capitalized as DAC and amortized over the expected life of the policy.

Operating Expenses

Operating expenses in the Individual Insurance segment increased $0.7 million, or 9.9%, for the third quarter of 2005, compared to the third quarter of 2004, and $3.1 million, or 14.7%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The increases were partially to support business growth as evidenced by premium growth. In addition, attorney fees increased $1.4 million, primarily related to a claim in the first half of 2005. The claim has been resolved, and we do not anticipate further significant spending in attorney fees related to this claim in 2005.

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

Standard Insurance Company (“Standard”) has developed a registered group annuity contract to expand its market to 403(b) plans, 457 tax-exempt plans, and nonqualified deferred compensation plans of private employers. StanCorp Equities, Inc. is the principal underwriter and distributor of registered contracts for Standard.

Income before income taxes for the Retirement Plans segment was $3.8 million for the third quarter of 2005, compared to $2.1 million for the third quarter of 2004, and $7.9 million for the nine months ended September 30, 2005, compared to $6.3 million for the nine months ended September 30, 2004. At September 30, 2005, we reached assets under management of $4.0 billion, and have maintained continued consistent quarterly profitability for this segment since the fourth quarter of 2002.

Following are key indicators that management uses to manage and assess the performance of the Retirement Plans segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Premiums	$8.3	$7.3	$23.9	$19.8
Interest credited (% of net investment income)	55.2%	57.2%	54.7%	55.5%
Annualized operating expenses (% of average assets under management)	0.9	1.0	0.9	1.1
Assets under management:
General account			$1,173.0	$989.5
Separate account			2,829.5	2,010.1

Total			$4,002.5	$2,999.6

Premiums

Premiums for the Retirement Plans segment are generated from three sources: plan administration fees, fees on the average daily market values of equity investments (separate account), and premiums for life contingent annuities sold. Premium growth for this segment was 13.7% and 20.7% for the comparative three and nine months ended September 30, 2005 and 2004, respectively. The growth was primarily from higher separate account assets under management. In total, assets under management increased to a record $4.0 billion at September 30, 2005, compared to $3.0 billion just one year earlier at September 30, 2004. The growth in assets under management was primarily from strong underlying business fundamentals including strong deposit growth, higher market values of equity investments in the separate account, and good customer retention.

Benefits to Policyholders

Benefits to policyholders for the Retirement Plans segment consist primarily of the effects of changes in reserves for life contingent annuities, which closely approximate the premiums recorded less benefits paid. Life contingent annuity sales can vary widely from quarter to quarter. Premiums for life contingent annuities were $0.1 million for the third quarter of 2005, compared to $0.9 million for the third quarter of 2004, and $0.9 million for the nine months ended September 30, 2005, compared to $1.7 million for the nine months ended September 30, 2004.

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

Other businesses reported income before income taxes of $4.1 million for the third quarter of 2005, compared to $1.3 million for the third quarter of 2004. Net capital gains were $3.7 million for the third quarter of 2005, compared to $1.9 million for the third quarter of 2004.

Other businesses reported income before income taxes of $4.4 million for the nine months ended September 30, 2005, compared to $6.8 million for the nine months ended September 30, 2004. Net capital gains were $3.0 million for the nine months ended September 30, 2005, compared to net capital gains of $8.0 million for the same period in 2004.

StanCorp Mortgage Investors originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. StanCorp Mortgage Investors contributed income before income taxes and intercompany eliminations of $3.3 million for the third quarter of 2005, compared to $3.6 million for the third quarter of 2004. Supporting both internal and external investor demand, commercial mortgage loan originations were $245.4 million for the third quarter of 2005, compared to $324.0 million for the third quarter of 2004. The decrease in originations reflected a more competitive origination market for commercial mortgage loan financing. The level of commercial mortgage loan originations in any quarter is influenced by market conditions as the Company responds to changes in interest rates, available spreads, and borrower demand.

StanCorp Mortgage Investors contributed income before income taxes and intercompany eliminations of $8.3 million for the nine months ended September 30, 2005, compared to $8.9 million for the nine months ended September 30, 2004. Commercial mortgage loan originations were $708.7 million for the nine months ended September 30, 2005, compared to $872.8 million for the comparable period in 2004. The decrease reflected the more competitive origination market.

At September 30, 2005, StanCorp Mortgage Investors serviced $3.05 billion in commercial mortgage loans for subsidiaries of StanCorp and $1.03 billion for other institutional investors. Capitalized mortgage servicing rights associated with commercial mortgage loans serviced for other institutional investors were $3.3 million and $2.1 million at September 30, 2005, and December 31, 2004, respectively.

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

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at September 30, 2005, made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets held.

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

Our investments generally have prepayment penalties or are not callable. As a percentage of our fixed maturity securities, callable bonds were 1.94% at September 30, 2005.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $272.9 million for the nine months ended September 30, 2005, compared to $293.1 million for the nine months ended September 30, 2004.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured, or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated. Net cash used in investing activities was $447.1 million and $434.0 million for the nine months ended September 30, 2005 and 2004, respectively. Proceeds of commercial mortgage loans included $103.1 million for loans sold to investors through a newly established limited liability corporation, which is 51% owned by Standard.

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

Net cash used in investing activities for the nine months ended September 30, 2005, was invested to maintain our target investment portfolio allocation of 60% fixed maturity securities and 40% commercial mortgage loans. At September 30, 2005, our investment portfolio consisted of 58% fixed maturity securities, 41% commercial mortgage loans, and 1% real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $4.54 billion at September 30, 2005. We believe that we maintain prudent diversification across industries, issuers, and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency, and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at September 30, 2005. The percentages of fixed maturity securities below investment-grade, at 4.1% and 3.7% at September 30, 2005 and 2004, respectively, remained low. The increase in our below investment-grade bonds over prior quarters was primarily due to the downgrades of our General Motors and Ford holdings, which together were $25.3 million at September 30, 2005. At September 30, 2005, other bonds on our watch list totaled approximately $1 million. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At September 30, 2005, our fixed maturity securities portfolio had gross unrealized capital gains of $161.1 million and gross unrealized capital losses of $29.4 million. Unrealized losses primarily result from holding fixed maturity securities with interest rates lower than those available at the reporting date.

Commercial Mortgage Loans

At September 30, 2005, commercial mortgage loans in our investment portfolio totaled $3.15 billion. We currently have a portfolio of over 3,800 commercial mortgage loans. The average loan to value ratio in the overall portfolio was 60% at September 30, 2005, and the average loan size was approximately $1 million. The Company receives personal recourse on almost all loans.

At September 30, 2005, there was one loan in our portfolio totaling $1.1 million that was more than sixty days delinquent and in the process of foreclosure, which was subsequently paid off with no loss to the Company. We had a net balance of restructured loans of $7.8 million at September 30, 2005, and a commercial mortgage loan loss reserve of $3.5 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio have generally been better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At September 30, 2005, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	46.9% retail properties;

•	19.7% industrial properties;

•	19.8% office properties;

•	8.4% commercial, apartment, and agricultural properties; and

•	5.2% hotel/motel properties.

At September 30, 2005, our commercial mortgage loan portfolio was diversified regionally as follows:

•	49.3% Western region;

•	23.6% Central region; and

•	27.1% Eastern region.

Commercial mortgage loans in California account for 32.9% of our commercial mortgage loan portfolio at September 30, 2005, compared to 34.8% at September 30, 2004. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake and economic exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2005, the Company had outstanding commitments to fund commercial mortgage loans totaling $220.5 million, with fixed interest rates ranging from 5.25% to 6.25%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $218.3 million for the nine months ended September 30, 2005, compared to $172.5 million for the nine months ended September 30, 2004. The increase primarily resulted from third party interest in a limited liability company created for the purpose of holding commercial mortgage loans originated by StanCorp Mortgage Investors. The minority third party investment of $103.1 million occurred in the third quarter of 2005. Cash flows from policyholder fund deposits net of withdrawals for the nine months ended September 30, 2005, decreased to $206.3 million from $233.6 million for the same period in 2004. The decrease was primarily due to comparatively lower annuity sales. See “Business Segments—Individual Insurance Segment.”

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million, with expiration dates in June 2006. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on the following: indebtedness, financial liquidity, and risk-based capital. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate, or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing, and the amount outstanding on the lines. At September 30, 2005, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments under the credit agreements.

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

We had debt to total capitalization ratios of 16.2% and 18.0% at September 30, 2005 and 2004, respectively. Our ratio of earnings to fixed charges, including interest credited on policyholder accounts, for each of the nine months ended September 30, 2005 and 2004, was 3.9x.

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

At September 30, 2005, our estimated total capital in excess of targeted RBC requirements was approximately $240 million. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	fund internal growth,

•	fund acquisitions that are consistent with our mission and meet our return objectives, and

•	provide a return to shareholders, via share repurchases and dividends.

The levels of excess capital we generate vary inversely in relation to our levels of premium growth, primarily due to initial reserve requirements, certain regulatory capital requirements based on premiums, and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less excess capital. At very high levels of premium growth, we generate the need for capital infusions. At lower levels of premium growth, we generate more excess capital. With premium growth at levels lower than our long-term objective in 2003 and 2004, we have accumulated additional excess capital. If not utilized, excess capital could reduce return on average equity for 2005 and future years, as the rate of return available from the related investments could be less than we would expect to achieve if invested in businesses meeting our return objectives.

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

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the same amount from StanCorp and issued a $200 million subordinated surplus note. These transactions have no net financial statement impact as they eliminate in consolidation. The surplus note matures in August 2018 and bears interest at a rate of 6.44% per annum. The form of the surplus note complies with the requirements of the National Association of Insurance Commissioners (“NAIC”) with respect to surplus notes, including provisions requiring the approval of the Oregon Insurance Division for any repayments of principal or for any payments of interest and subordinating any payments with respect to the surplus note to Standard’s other obligations to policyholders, lenders, and trade creditors. In addition, as long as the surplus note is outstanding, distributions from Standard will be applied to repayment of the principal balance and interest on the surplus note. During 2004, Standard distributed a total of approximately $140 million to StanCorp related to the surplus note. During the nine months ended September 30, 2005, Standard distributed $0.8 million to StanCorp for interest payments on the surplus note. The outstanding principal balance on the surplus note, after distributions made in 2004, was $75.0 million at both September 30, 2005, and December 31, 2004.

The current maximum amount of distributions approved by the board of directors, based on excess capital at December 31, 2004, is $198 million. The Oregon Insurance Division recently approved a distribution of up to $197 million.

There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2005. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp. StanCorp Mortgage Investors paid dividends to StanCorp of $13 million in the first nine months of 2005, and paid dividends of $10 million for the full year of 2004.

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

During the third quarter of 2005, we repurchased 345,600 shares of common stock at a total cost of $28.2 million for a volume weighted-average price of $81.68 per common share. For the nine months ended September 30, 2005, we repurchased 1.2 million shares of common stock at a total cost of $97.5 million at a volume weighted average price of $79.29 per common share. At September 30, 2005, there were 224,500 shares remaining under the Company’s current share repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Standard’s financial strength ratings as of October 2005 were:

•	A+ (Strong) by Standard & Poor’s—5th of 16 ratings

•	A1 (Good) by Moody’s—5th of 16 ratings

•	A (Excellent) by A.M. Best—3rd of 13 ratings

•	AA- (Very Strong) by Fitch—4th of 21 ratings

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc., and A.M. Best Company provide credit ratings on our senior notes. As of October 2005, ratings from the agencies were BBB+, Baa1, A-, and bbb+, respectively. In July 2005, A.M. Best Company assigned an issuer credit rating of a+ to StanCorp.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6, Contingencies and Commitments.”

Contractual Obligations

The Company’s financing obligations generally include debts, lease payment obligations, and commitments to fund commercial mortgage loans. The remaining obligations reflect the long-term portion of other liabilities and the Company’s obligations under our insurance and annuity product contracts. The following table summarizes the Company’s contractual obligations as of September 30, 2005:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Contractual Obligations:
Short-term debt obligations	$0.2	$0.2	$—	$—	$—
Long-term debt obligations	257.9	—	0.5	0.6	256.8
Interest on long-term obligations	127.0	17.8	35.6	35.5	38.1
Capital lease obligations	0.2	0.1	0.1	—	—
Operating lease obligations	48.4	14.4	21.4	11.3	1.3
Funding requirements for commercial mortgage loans	220.5	220.5	—	—	—
Purchase obligations	—	—	—	—	—
Insurance obligations	4,335.5	645.5	801.8	625.2	2,263.0
Policyholder fund obligations	189.5	19.8	34.0	30.0	105.7
Other long-term liabilities according to GAAP	87.0	28.3	8.0	8.2	42.5

Total	$5,266.2	$946.6	$901.4	$710.8	$2,707.4

The Company’s long-term debt obligations consisted primarily of the $250.0 million 6.875%, 10-year senior notes. Interest payable related to the total long-term obligations totals $127.0 million for the periods shown in the table. The operating lease obligations include leases on certain buildings and equipment under non-cancelable operating leases, software maintenance, licensing, and telecommunication commitments, all expiring in various years through 2013 with renewal options ranging from one to five years.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2005, the Company had outstanding commitments to fund commercial mortgage loans totaling $220.5 million, with fixed interest rates ranging from 5.25% to 6.25%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to our disapproval, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

The insurance obligations in the table are actuarial estimates of the cash required to meet our obligations for future policy benefits and claims. These estimates do not represent an exact calculation of our future benefit liabilities, but are instead based on assumptions, which involve a number of factors, including: mortality, morbidity, recovery, the consumer price index, reinsurance arrangements, and other sources of income for people on claim. Assumptions may vary by age and gender and, for individual policies, occupation class of the claimant; time elapsed since disablement; and contract provisions and limitations. Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors or if actual claims experience is materially inconsistent with our assumptions, could cause actual results to be materially different than the information presented in the table. Not included in the table is approximately $817.5 million in other reserve liabilities where the amount and timing of related payouts cannot be reasonably determined.

Policyholder fund obligations include payments based on currently scheduled withdrawals and annuity benefit payments stemming from liabilities shown on the balance sheet as policyholder funds. Not included in the table is approximately $1.96 billion in policyholder funds that may be withdrawn upon request. In addition, amounts presented also exclude separate account liabilities of $2.83 billion.

Other long-term liabilities reflected in the Company’s balance sheet at September 30, 2005, consisted of a $13.6 million tax reimbursement liability related to the block of life insurance business sold to Protective Life Insurance Company in 2001, $13.6 million in capital commitments related to our low income housing investments, $20.6 million in unfunded liabilities for non-qualified deferred compensation and supplemental retirement plans, an accrued liability of $13.3 million for postretirement benefits, and $0.9 million of accrued guaranty association payments.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2003, through September 30, 2005, aggregated $0.2 million. At September 30, 2005, the Company maintained a reserve of $0.9 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

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

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices, which differ from GAAP, are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and interest maintenance reserve are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the statutory financial statements but are limited to those deferred tax assets that will be realized within one year; and j) surplus notes are included in capital and surplus.

Statutory net gains from insurance operations before federal income taxes were $92.8 million for the third quarter of 2005, compared to $71.5 million for the third quarter of 2004, and $224.6 million for the nine months ended September 30, 2005, compared to $198.2 million for the nine months ended September 30, 2004.

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

Reserves

Reserves represent amounts set aside today to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At September 30, 2005, these reserves represented approximately 86% of total reserves held. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves which are primarily incurred but not reported reserves associated with our disability products represented approximately 13% of total reserves held at September 30, 2005. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. Currently, these reserves represent less than 1% of total reserves held.

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

(a) Evaluation of disclosure controls and procedures. Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2005, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth share purchases made, for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2005	39,800	$78.83	39,800	530,300
August 1-31, 2005	188,900	82.19	188,900	341,400
September 1-30, 2005	116,900	81.81	116,900	224,500

Total third quarter	345,600		345,600

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

Date: November 8, 2005	By:	/s/ CINDY J. MCPIKE

Cindy J. McPike Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith