Form 10-Q/A
period 2005-09-30
STANCORP FINANCIAL GROUP INC
filed 2005-11-09
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

StanCorp Financial Group, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as originally filed with the SEC on November 8, 2005, for the sole purpose of revising the amount reflected in the Unaudited Consolidated Statements of Cash Flows for “Financing — Third party interest in a limited liability company.” The $103.1 million third party interest in a limited liability company shown for the nine months ended September 30, 2005, which was originally reflected as a use of financing capital, should be reflected as a source of capital. No other portion of the report on Form 10-Q as originally filed is being modified by this amendment.

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

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2005	2004
Operating:
Net income	$152.8	$148.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.5	61.4
Deferral of acquisition costs and value of business acquired, net	(46.0)	(41.3)
Deferred income taxes	4.7	(21.4)
Changes in other assets and liabilities:
Receivables and accrued income	(12.0)	(29.0)
Future policy benefits and claims	153.2	129.5
Other, net	(32.3)	45.8

Net cash provided by operating activities	272.9	293.1

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities	376.1	428.6
Commercial mortgage loans	552.9	462.7
Real estate	1.1	1.9
Costs of investments acquired or originated:
Fixed maturity securities	(606.3)	(394.6)
Commercial mortgage loans	(754.4)	(915.2)
Real estate	(4.9)	(0.6)
Other investments	1.0	(4.0)
Property and equipment, net	(12.6)	(12.8)

Net cash used in investing activities	(447.1)	(434.0)

Financing:
Policyholder fund deposits	1,076.1	955.7
Policyholder fund withdrawals	(869.8)	(722.1)
Short-term debt	—	(2.4)
Long-term debt	(0.2)	1.2
Third party interest in a limited liability company	103.1	—
Issuance of common stock, net	6.6	7.5
Repurchase of common stock	(97.5)	(67.4)

Net cash provided by financing activities	218.3	172.5

Increase in cash and cash equivalents	44.1	31.6
Cash and cash equivalents, beginning of period	45.3	34.5

Cash and cash equivalents, end of period	$89.4	$66.1

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$75.5	$66.6
Income taxes	66.3	84.1

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