Form 10-K
period 2005-12-31
STANCORP FINANCIAL GROUP INC
filed 2006-03-03
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code: (971) 321-7000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock	New York Stock Exchange
Series A Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, was approximately $2.10 billion based upon the closing price of $38.29 on June 30, 2005. For this purpose, directors and executive officers of the corporation are considered to be affiliates; the aggregate market value of their collective holdings of voting and non-voting common equity has been excluded accordingly.

As of February 24, 2006, there were 54,691,934 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference in Parts I and III.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Annual Report on Form 10-K, including those relating to the Company’s strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain uncertainties that are difficult to predict, which may include, but are not limited to, the factors listed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements” in Part II, Item 7, of this Report. As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results or conditions to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any forward-looking statements and, given these uncertainties or circumstances, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

StanCorp is a leading provider of employee benefit products and services serving the life and disability insurance needs of employer groups and individuals. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states. We also provide accidental death and dismemberment (“AD&D”), dental insurance, annuity products, retirement plan products and services and investment advisory services. Our mortgage business originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and for sale to institutional investors. We operate through three segments: Employee Benefits, Individual Insurance and Retirement Plans, each of which is described below.

MISSION AND STRATEGY

Our mission is to exceed customers’ needs for financial products and services in growing markets where the application of specialized expertise creates potential for superior shareholder returns. Our vision is to lead the financial services industry in service, in expertise, and in doing what matters for customers. We operate in select

StanCorp Financial Group, Inc.	3

Part I

financial product and services growth markets and seek to compete on expertise, differentiation and customer service, while maintaining a strong financial position.

StanCorp’s strategy includes:

•	maintaining strong growth rates in traditional risk acceptance businesses (disability and group life insurance);
•	developing greater diversification by taking advantage of market opportunities, demographic trends, and capital synergies; and
•	significantly increasing the rate of growth of our asset accumulation and asset management businesses over the next few years.

Our ability to accomplish this strategy is dependent on a number of factors, some of which involve risks or uncertainties that we are unable to predict. For further information, see “Competition” and “Critical Factors Affecting Results of Operations” below, Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements” in Part II, Item 7, of this Report.

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

Standard, our largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance and provides retirement plan products and services. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000, and provides group long term and short term disability, life, AD&D, and dental insurance in New York.

StanCorp Mortgage Investors originates and services small fixed-rate commercial mortgage loans for investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors.

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory services to our retirement plan clients and other individuals. It also provides investment management services to third parties and subsidiaries of StanCorp.

StanCorp Equities is a licensed broker-dealer. For the sale of registered contracts, a broker-dealer must serve as principal underwriter and distributor, providing supervision and oversight that is required by the National Association of Securities Dealers. Standard has developed a registered contract to expand its market to 403(b) plans, 457 tax-exempt plans and nonqualified deferred compensation plans of private employers. StanCorp Equities is the principal underwriter and distributor of registered contracts for Standard.

In November 2005, StanCorp obtained approval from the State of Oregon to establish a trust company. StanCorp plans to offer limited passive trust services to clients, and to continue to pursue acquisitions of retirement plan business from other financial institutions.

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

FINANCIAL STRENGTH RATINGS

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations regularly review the financial performance and condition of insurance companies, including ours. In addition, debt ratings on our senior notes are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products, and also could increase costs of future debt issuances. Standard & Poor’s, Moody’s Investors Service, Inc., A.M. Best Company and Fitch, Inc. provide financial strength and credit ratings.

4	StanCorp Financial Group, Inc.

Standard’s financial strength ratings as of February 2006 were:

•	A+ (Strong) by Standard & Poor’s—5th of 20 ratings
•	A1 (Good) by Moody’s—5th of 21 ratings
•	A (Excellent) by A.M. Best—3rd of 13 ratings
•	AA- (Very Strong) by Fitch—4th of 21 ratings

CREDIT RATINGS

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide credit ratings on our senior notes. As of February 2006, ratings from these agencies were BBB+, Baa1, A- and bbb+, respectively. In July 2005, A.M. Best Company assigned an issuer credit rating of a+ to StanCorp.

SEGMENTS

We operate through three segments: Employee Benefits, Individual Insurance and Retirement Plans. Measured as a percentage of total revenues, revenues for each of our three segments for the year ended December 31, 2005, were 84.3% for Employee Benefits, 10.0% for Individual Insurance and 4.2% for Retirement Plans. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues—Premiums and Administrative Fees” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Segments.”

For fiscal year 2006, we are realigning our businesses into two operating segments. Our individual disability business, which has been included in the Individual Insurance segment, is being added to our Employee Benefits segment to combine our traditional insurance lines of business into an Insurance Services segment. We are also combining our asset management and accumulation businesses, which have been reported in the Individual Insurance and Retirement Plans segments and Other, into an Asset Management segment. Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes, and adjustments made in consolidation will continue to be reflected in “Other.”

Employee Benefits Segment

The Employee Benefits segment sells disability, life, AD&D, and dental insurance products to employer groups ranging in size from two lives to over 180,000 lives, and has about 29,000 group insurance policies in force, covering approximately 7.4 million employees as of December 31, 2005.

Our group insurance products are sold by sales representatives through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 42 field offices in principal metropolitan areas of the United States. The field offices also provide sales support, customer service and limited underwriting through field administrative staff. The Company’s arrangements with brokers include compensation earned at the time of sale, and, in some situations, also include compensation related to the overall performance of a block of business (performance related compensation). In most cases, the overall performance of a block of business is measured in terms of volume and persistency (customer retention).

Group long term disability insurance contributed approximately 45% of 2005 premiums for the segment. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time. The Company’s basic long term disability product covers disabilities that occur during the policy period at both work and elsewhere. In order to receive long term disability benefits, an employee must be continuously disabled for a specified waiting period, which generally ranges from 30 to 180 days. The benefits usually are reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. The benefits also may be subject to certain maximum amounts and benefit periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including up to normal retirement age or longer.

Generally, group long term disability policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates.

Group life and AD&D insurance contributed approximately 40% of 2005 premiums for the segment. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group short term disability insurance contributed approximately 11% of 2005 premiums for the segment. Group short term disability insurance provides partial replacement of earnings to insured employees who are disabled. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits. Maximum benefit periods generally do not exceed 26 weeks. Group short term disability benefits also may be reduced by other income, such as sick leave, that a disabled insured employee may receive. Our basic short term disability products generally cover only disabilities occurring outside of work.

StanCorp Financial Group, Inc.	5

Part I

Group dental insurance contributed approximately 4% of 2005 premiums for the segment. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan, which are differentiated by the levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

Individual Insurance Segment

The Individual Insurance segment sells disability insurance and annuity products to individuals. The individual disability products sold by this segment include non-cancelable disability coverage, which provides insurance at a guaranteed fixed premium rate for the life of the contract, and guaranteed renewable coverage where premium rates are guaranteed for limited periods and subject to change thereafter. This segment also sells business overhead expense coverage, which reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage, which provides payment for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability. Non-cancelable disability insurance policies represented approximately 87% of sales based on annualized new premiums for 2005.

Our disability insurance products are sold nationally by sales representatives through master general agents and brokers, primarily to physicians, lawyers, executives, other professionals and small business owners. The compensation paid to master general agents and brokers is based primarily on a percentage of premiums. Master general agents and some brokers are eligible for a bonus based on sales volume and persistency of business written by them.

The individual annuity products sold by this segment are primarily fixed-rate deferred annuities, although we also market life contingent annuities. The fixed-rate annuity product portfolio includes deferred annuities with initial interest rate guarantees generally ranging from one to six years and a full array of single premium immediate annuity income payment options. The Company launched an equity- indexed annuity product in January 2006 and plans to use over the counter call-spread options to hedge the index performance of the policies.

Fixed-rate annuities are distributed through master general agents, brokers and financial institutions. The compensation paid to master general agents, brokers and financial institutions is primarily based on a percentage of premiums and deposits. Master general agents are eligible for a bonus based on the volume of annuity business sold by financial institutions and brokers they coordinate. The target market is any individual seeking conservative investments to meet their retirement or other financial goals.

Most of the deposits on our annuity business are not recorded as premiums, but rather are recorded as liabilities. Annuity deposits earn investment income, a portion of which is credited to policyholders. Annuity premiums consist of premiums on life contingent annuities, which are a small portion of sales.

Retirement Plans Segment

The Retirement Plans segment offers investment and administrative services for qualified and non-qualified retirement plans to small and medium-sized employers. Investment services for 401(k), defined benefit, and other 401(a) qualified plans and governmental 457 plans are provided through a non-registered group annuity contract with a stable value investment option managed by Standard and third party brand name mutual funds through a separate account. Mutual funds offered as of December 31, 2005, were from ABN AMRO, Allianz, American Beacon, American Century, Brandywine, Calamos, California Investment Trust, Davis, Dodge and Cox, Federated, Fidelity, First American, Franklin Templeton, GE, Goldman Sachs, Harbor, Harris Insight, Hotchkis and Wiley, JP Morgan, Munder, Neuberger Berman, Oppenheimer, Rainier, T. Rowe Price, TCW Galileo, UMB Scout, Undiscovered Managers, Vanguard and William Blair. In January 2005, this segment began offering 403(b) and non-qualified deferred compensation plan services through a registered group variable annuity contract, with a stable value investment option managed by Standard and separate account investment options from American Century, Baron, Davis, Delaware, Dreyfus, Federated, Fidelity, Franklin Templeton, GE, Goldman Sachs, Neuberger Berman, PIMCO, T. Rowe Price, Vanguard, and Washington Mutual. Funds offered in our retirement plans are regularly evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process. Approximately 80% of plan sponsors use StanCorp Investment Advisers to provide fund performance analysis and selection support. All group annuity contracts are distributed by StanCorp Equities.

The Retirement Plans segment sells products and services primarily through brokers, employee benefit consultants, and other distributors served by our sales representatives

6	StanCorp Financial Group, Inc.

throughout the United States. Brokers are compensated based on a percentage of the combination of deposits and assets under management. Compensation is disclosed to the customer by the Company. Most of our retirement plan customers receive financial, record keeping and administrative services, although financial services only or financial and record keeping services only are also available.

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

In three recent surveys for 2005, the Retirement Plans segment was recognized as an outstanding 401(k) provider. It earned 22 Best in Class awards in PLANSPONSOR magazine’s 2005 defined contribution plan survey. Standard was rated the number two fund manager and plan administrator in the under $1 million asset range by 401kExchange.com for 2005. Rankings were based on interviews of more than 9,000 plan sponsors. For 2005, the 401kExchange.com survey also ranked Standard as the number two fund manager and tied for number six for plan administrator in the $1 million to $10 million asset range based on interviews of more than 15,000 plan sponsors. Since the Company’s entrance into the 401kExchange.com survey beginning in 1999, Standard has been ranked number one and number two in overall fund manager and plan administrator, respectively. In the Boston Research Group’s 2005 survey of small defined contribution plans under $5 million in assets, Standard was rated fifth in terms of overall satisfaction by plan sponsors, and rated among the top four providers in the categories of satisfaction in participant statements, telephone representatives, recordkeeping and performance of record keeper’s investments, participant web site, loyalty, and plan sponsor web site.

Other

Prior to 2006, Other included financial service businesses that are generally non-insurance related. These included StanCorp Mortgage Investors, our commercial mortgage lending business, and StanCorp Investment Advisers, our registered investment adviser. This category also included net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation.

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

CRITICAL FACTORS AFFECTING RESULTS OF OPERATIONS

Group employee benefits insurance (our Employee Benefits segment) is our largest business and represented 93.5%, 94.1% and 94.4% of total premiums for the years ended December 31, 2005, 2004 and 2003, respectively. In addition to competition, three factors can have a critical impact on the financial results of our Employee Benefits operations: claims experience, economic conditions and pricing.

Claims Experience. We have a large and well-diversified group insurance business. However, claims experience can fluctuate widely from quarter to quarter.

Economic Conditions. The rate of wage and employment growth can influence premium growth in our Employee Benefits segment because premium rates are based, in part, on total salaries covered. In addition, our financial results are sensitive to changing interest rates and their effect on product pricing because premiums collected today must be invested to provide a return sufficient to meet the future claims of policyholders. For that reason, we closely monitor changes in interest rates and make changes to our pricing, as appropriate. Interest rates also affect the discount rates we use to establish reserves.

Pricing. One of the key components of our pricing decisions for many of our insurance products is the investment return available to us. In periods of decreasing interest rates, the returns available to us from our primary investments, fixed maturity securities and commercial mortgage loans, decline. This requires us to increase the price of some of our products in order to maintain our targeted returns. If our competitors do not make similar adjustments to their product pricing or if they have a higher return on investments, our products may be more expensive than those offered by competitors. Alternatively, in periods when interest rates are increasing, we generally can reduce premium rates, and therefore reduce

StanCorp Financial Group, Inc.	7

Part I

pricing pressure to customers. Given the cyclical nature of interest rates and the negative financial consequences of under-pricing, we believe that our practice of maintaining a disciplined approach to product pricing provides the best long term pricing stability, stable renewal pricing for our customers, higher levels of persistency, and therefore, the best long-term financial success for our company.

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

Diversification of Products

We achieve earnings diversification by offering insurance products such as group life, group long term disability, and individual disability products. These products have differing price, market and risk characteristics. Our strategy is to further diversify our earnings through growth in our asset management businesses. Our long-term financial goal is to grow assets under management by more than 20% per year.

Diversification by Customer Industry, Geography and Size

We seek to diversify risk by customer industry, geography and size measured by the number of insured employees. In force premium distribution by industry, geography and customer size for group long term disability and group life products was as follows as of December 31, 2005:

Customer Industry
Public	26%
Education	16
Services	12
Professional	10
Manufacturing	10
Finance	7
Retail	4
Other	15
Total	100%

Customer Geography
Northeast	18%
Southeast	18
Central	28
Western	36
Total	100%

Customer Size (employees)
1-99	14%
100-2,499	36
2,500-7,499	19
7,500+	31
Total	100%

Reinsurance

In order to limit our losses from large exposures, we enter into reinsurance agreements with other insurance companies. During 2004, we reviewed our retention limits and, based on our current size and recent experience, increased our maximum retention limits for our group and individual disability and group life and AD&D contracts. Effective October 1, 2004, we increased our maximum retention limits per individual for group life and AD&D combined from $500,000 to $750,000. Our maximum retention for group disability insurance increased from $10,000 to $15,000 monthly benefit per individual. Our maximum retention increased generally from $3,500 to $5,000 monthly benefit per individual for individual disability policies with effective dates on or after October 1, 2004. On certain Minnesota Life Insurance Company business, we have a maximum retention of $6,000 monthly benefit per individual.

Standard participates in a reinsurance and third party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2005, was $210.8 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.4%, 3.5% and 3.4% of the Company’s total premiums for 2005, 2004 and 2003, respectively. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) provided for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. In December 2005, Congress passed the Terrorism Risk Insurance Extension Act of 2005, extending TRIA through 2007. Group life insurance is not currently covered under TRIA. Group life insurance represents a significant portion of our revenues and income. Concentration of risk is inherent in the group life insurance products we offer and we have group life insurance exposure to certain customers in

8	StanCorp Financial Group, Inc.

amounts significantly in excess of our catastrophe reinsurance coverage. Because of our concentration of risk, an occurrence of a significant catastrophe or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In addition to product-specific reinsurance arrangements, we maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D. Through a combination of our participation in a catastrophe reinsurance pool and a catastrophe reinsurance agreement discussed below, we have coverage of up to approximately $300 million per event.

Catastrophe Reinsurance Pool

Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over approximately 32 participating members. The annual fees paid by the Company to participate in the pool and claims to date have been minor. As a member of the pool, we are exposed to potential losses experienced by other participating members of approximately $69 million for a single event for losses submitted by a single company, and approximately $172 million for a single event for losses submitted by multiple companies. If we had been a member of the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million, compared to pre-tax charges of $5 million incurred. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war, or nuclear, biological and chemical acts of terrorism.

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

INVESTMENTS

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically, subject to minimum interest rate guarantees. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long-term reserves makes it possible to allocate a significant portion of invested assets to long-term fixed-rate investments, including commercial mortgage loans. The ability to allocate a significant portion of investments to commercial mortgage loans, combined with StanCorp Mortgage Investors’ unique expertise with respect to its market niche for small, fixed-rate commercial mortgage loans, provides the ability to achieve a higher yield on the overall investment portfolio. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

REGULATION

State and Federal Laws and Regulations

The insurance industry in the United States is subject to extensive regulation. Standard sells its products and is regulated in all states and in the District of Columbia other than New York. The Standard Life Insurance Company of New York sells its products and is regulated in New York. Such regulation relates to, among other things, terms and provisions of insurance policies, market conduct practices, maintenance of capital and payment of distributions, and financial reporting on a statutory basis of accounting.

Beginning in 2005, we began to market registered group variable annuity products, which are part of a registered investment company under the Investment Company Act of 1940. These products are subject to that act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser.

As a registered investment adviser, StanCorp Investment Advisers is subject to regulation under the Investment Advisers Act of 1940. This Act requires, among other things, recordkeeping and reporting requirements, disclosure

StanCorp Financial Group, Inc.	9

Part I

requirements, limitations on transactions between the adviser’s account and an advisery client’s account, limitations on transactions between the accounts of advisery clients, and general anti-fraud prohibitions.

The Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC and the New York Stock Exchange thereunder have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit committee, corporate governance committee and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures.

Violation of applicable laws and regulations can result in legal or administrative proceedings, which can result in fines, penalties, cease and desist orders or suspension or expulsion of our license to sell insurance in a particular state.

Capital Requirement—Risk-Based Capital

The National Association of Insurance Commissioners has a tool to aid in the assessment of the statutory capital and surplus of life and health insurers. This tool, known as Risk-Based Capital (“RBC”), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer.

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 265% to 275% of the company action level of RBC required by regulators (this equates to 530% to 550% of the authorized control level RBC required by our states of domicile).

EMPLOYEES

At December 31, 2005, StanCorp and its subsidiaries had 2,798 full-time equivalent employees. Approximately 75% of the Company’s employees are located in Portland, Oregon.

Item 1A.	Risk Factors

Risk factors that may affect our business are as follows:

•	Adequacy of reserves established for future policy benefits—For all of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions which can be materially affected by changes in the national or regional economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation.
•	Disability claims can fluctuate from time to time—Our long term disability products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during these periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including, in some cases, up to normal retirement age or longer. Longer duration claims expose us to the possibility that we may pay benefits materially in excess of the amount that we anticipated when the policy was underwritten. The profitability of our long term disability products is thus subject to volatility resulting from the difference between our actual claims experience and our assumptions at the time of underwriting and from changes in economic conditions, changes in regulation and changes in market interest rates. If actual claims experience is inconsistent with these assumptions, we could be required to increase our reserves, which may have a material adverse effect on our business, financial position, results of operations or cash flows.
•	We are exposed to concentration risk on our group life insurance business—Due to the nature of group insurance coverage, we are subject to concentration risk from the occurrence of a catastrophe.
•	Catastrophic losses from terrorism or other factors could have an adverse effect on us—An occurrence of a significant catastrophic event, including natural disasters, terrorism, or other disasters, or a change in the nature and availability of reinsurance and catastrophe reinsurance, could have a material adverse effect on our business, financial position, results of operations or cash flows.
•

Our profitability may be adversely affected by changes in interest rates—Changes in interest rates can significantly affect our profitability. In periods of increasing interest rates, withdrawals of annuity contracts may increase as policyholders seek to invest in investments with higher perceived returns. This process, referred to as disintermediation, may lead to cash outflows. These outflows may require investment assets to be sold at a

10	StanCorp Financial Group, Inc.

time when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses. A significant portion of our investment portfolio consists of commercial mortgage loans, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation during a period of rising interest rates. Conversely, during periods of declining interest rates, annuity products may be relatively more attractive investments, resulting in increases in the percentage of policies remaining in force from year to year during a period when our new investments carry lower returns. During these periods, lower returns on our investments could prove inadequate for us to meet contractually guaranteed minimum payments to holders of our annuity products. In addition, mortgages and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments. Accordingly, during periods of declining interest rates, our profitability may be adversely affected as the result of a decrease in the spread between interest rates credited to policyholders and returns on our investment portfolio.

•	Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities, commercial mortgage loans and real estate. The market values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio, and delinquency and default risk on our commercial mortgage loans. Our commercial mortgage loans are relatively illiquid. We may have difficulty selling these investments at attractive prices, in a timely manner, or both if we require significant amounts of cash at short notice.
•	Our business is subject to significant competition—Each of our business segments faces competition from other insurers and financial services companies, such as banks, broker-dealers, mutual funds, and managed care providers for employer groups, individual consumers and distributors. Since many of our competitors have greater financial resources, offer a broader array of products and, with respect to other insurers, may have higher claims paying ability ratings than we do, the possibility exists that any one of our business segments could be adversely affected which, in turn, could have a material adverse effect on our business, financial position, results of operations or cash flows.
•	A downgrade in our financial strength ratings may negatively affect our business—Financial strength ratings, which rate our claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including our company. A ratings downgrade could increase our surrender levels and could adversely affect our ability to market our products and thereby have a material adverse effect on our business, financial position, results of operations or cash flows.
•	Our profitability may be affected by changes in state and federal regulation—Our business is subject to comprehensive state regulation and supervision throughout the United States. While we cannot predict the impact of potential or future state or federal legislation or regulation on our business, future laws and regulations, or the interpretation thereof, may materially adversely affect our business, financial position, results of operations or cash flows.
•	Our business is subject to litigation risk—We are a plaintiff or defendant in actions arising out of our insurance business and investment operations. We are from time to time involved in various governmental and administrative proceedings. While the outcome of any pending or future litigation cannot be predicted, as of the date hereof, we do not believe that any pending litigation will have a material adverse effect on our results of operations and financial condition. However, no assurances can be given that such litigation would not materially and adversely affect our business, financial position, results of operations or cash flows.
•	The concentration of our investments in California may subject us to losses resulting from an economic downturn in this state—Our commercial mortgage loans are concentrated in the western region of the U.S., particularly in California. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses which could have a material adverse affect on our business, financial position, results of operations or cash flows.

StanCorp Financial Group, Inc.	11

Part I

•	We may be exposed to environmental liability from our commercial mortgage loan and real estate investments—As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure to real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material adverse effect on our results of operations or financial condition. However, we cannot provide assurance that material compliance costs will not be incurred by us.
•	Holding company dividends to shareholders may be affected by limitation on dividends imposed on Standard by state insurance regulation—StanCorp’s ongoing ability to pay dividends to our shareholders and meet our obligations, including holding company operating expenses and interest payments on the Senior Note, primarily depends upon the receipt of dividends from Standard. Standard’s ability to pay dividends to StanCorp is regulated under Oregon law. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends from Subsidiaries.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal properties owned by Standard Insurance Company (“Standard”) and used by the Company consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 457,000 square feet; and the Standard Plaza, with approximately 216,000 square feet. All three of our business segments use the facilities described above. The Company also owns 72,000 square feet of office space in Hillsboro, Oregon, which is used by StanCorp Mortgage Investors, LLC and will be used by our Employee Benefits claims operations later in 2006. In addition, Standard leases 160,000 square feet of office space located in downtown Portland, Oregon, and 60,000 square feet of offsite storage. The Company also leases 64 offices under commitments of varying terms to support its sales and regional processing offices throughout the United States. Management believes that the capacity and types of facilities are suitable and adequate. Management may evaluate additional square footage in 2006 to accommodate its increasing workforce. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

Item 3.	Legal Proceedings

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2005. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of StanCorp’s shareholders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to executive officers is set forth, pursuant to General Instruction G of Form 10-K.

The executive officers of StanCorp are as follows:

Name	Age (as of March 2, 2006)	Position
John M. Bernard*	50	Senior Vice President, Operational Excellence of Standard Insurance Company
Robert M. Erickson	37	Assistant Vice President and Controller of StanCorp and Standard Insurance Company
Kim W. Ledbetter*	53	Senior Vice President, Asset Management Group of Standard Insurance Company
Cindy J. McPike	43	Senior Vice President and Chief Financial Officer of StanCorp and Standard Insurance Company
J. Gregory Ness*	48	Senior Vice President, Insurance Services Group of Standard Insurance Company
Eric E. Parsons	57	Chairman, President and Chief Executive Officer of StanCorp and Standard Insurance Company
Michael T. Winslow	51	Senior Vice President, General Counsel and Corporate Secretary of StanCorp and Standard Insurance Company

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

12	StanCorp Financial Group, Inc.

Set forth below is biographical information for the executive officers of StanCorp:

John M. Bernard has been senior vice president, operational excellence of Standard Insurance Company (“Standard”) since February 2004. Mr. Bernard also oversees the Company’s Information Technology function. Prior to joining Standard, Mr. Bernard served as president, chief executive officer and co-founder of StoriedLearning, Inc. since 2000.

Robert M. Erickson, CMA, has been assistant vice president and controller of StanCorp and Standard since July 2005. Since 2000, Mr. Erickson has held several leadership roles in the Corporate Financial Services division of Standard, most recently as corporate divisional controller of Standard.

Kim W. Ledbetter, FSA, CLU, has been senior vice president, Asset Management group of Standard since the Company’s segment realignment in January 2006. Since June 2004, Mr. Ledbetter was senior vice president, asset management and individual disability of Standard, which included responsibility for Standard’s investment operations, including StanCorp Mortgage Investors, LLC, StanCorp Investment Advisers, Inc., our real estate department, and the individual insurance and retirement plans divisions. Since 1997, Mr. Ledbetter was senior vice president, retirement plans division of Standard.

Cindy J. McPike, CPA, has been senior vice president and chief financial officer of StanCorp and Standard since July 2004. Since July 2002, Ms. McPike was vice president and chief financial officer of StanCorp and Standard. Since July 2001, Ms. McPike was vice president, controller and treasurer of StanCorp and Standard. Since 1999, Ms. McPike was assistant vice president, controller and treasurer of StanCorp and Standard.

J. Gregory Ness, LLIF, has been senior vice president, Insurance Services group of Standard since the Company’s segment realignment in January 2006. Since April 2004, Mr. Ness was senior vice president, employee benefits division of Standard. Since 1999, Mr. Ness was senior vice president, investments of Standard.

Eric E. Parsons has been chairman, president and chief executive officer of StanCorp and Standard since May 2004. Prior to this, Mr. Parsons was president since May 2002 and chief executive officer since January 2003. Mr. Parsons was senior vice president and chief financial officer of StanCorp from its incorporation until 2002 and was chief financial officer of Standard from 1998 through 2002.

Michael T. Winslow, JD, has been senior vice president, general counsel and corporate secretary of StanCorp and Standard since July 2004. Since 2001, Mr. Winslow was vice president, general counsel and corporate secretary of StanCorp and Standard. Prior to joining StanCorp, Mr. Winslow served as assistant general counsel and chief compliance officer for PacifiCorp.

StanCorp Financial Group, Inc.	13

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All share information below has been adjusted to reflect the December 9, 2005 two-for-one stock split, effected as a share dividend, of the Company’s common stock. StanCorp’s common stock is listed on the New York Stock Exchange under the symbol “SFG.” As of February 24, 2006, there were 44,241 shareholders of record of common stock.

The high and low sales prices as reported by the New York Stock Exchange and cash dividends paid per share of common stock were as follows by calendar quarter:

	2005
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$53.30	$44.54	$42.78	$44.78
Low	40.43	38.38	35.98	39.08
Dividends paid	0.625	—	—	—

	2004
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$41.80	$37.61	$33.63	$34.53
Low	31.25	31.88	29.40	31.55
Dividends paid	0.50	—	—	—

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

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 14, 2005, the board of directors authorized a new share repurchase program of up to 3.0 million shares of StanCorp common stock. The new repurchase program will be effected in the open market or in negotiated transactions through December 31, 2007, and replaced the Company’s previous share repurchase program.

During 2005, the Company repurchased approximately 2.7 million shares of common stock at a total cost of $106.4 million for a volume weighted-average price of $39.90 per common share. At December 31, 2005, the Company had 2,968,000 shares remaining under its current share repurchase program. Also during 2005, the Company acquired 17,558 shares of common stock from an executive officer and from a director to cover tax liabilities resulting from the release of performance-based shares at a total cost of $0.7 million for a volume weighted-average price of $42.44 per common share.

During 2004, the Company repurchased approximately 2.4 million shares of common stock at a total cost of $74.7 million for a volume weighted-average price of $31.69 per common share. Also during 2004, the Company acquired 53,498 shares of common stock from executive officers to cover tax liabilities resulting from the release of performance-based shares at a total cost of $1.8 million for a volume weighted-average price of $33.70 per common share.

(c) The following table sets forth share purchases made, for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
October 1-31, 2005	175,800	$41.57	175,800	273,200
November 1-30, 2005	—	—	—	3,000,000
December 1-31, 2005	32,000	49.94	32,000	2,968,000

Total fourth quarter	207,800	42.86	207,800

14	StanCorp Financial Group, Inc.

Item 6.	Selected Financial Data

The following financial data at or for the years ended December 31, should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

(In millions—except share data)	2005	2004	2003	2002	2001
Income Statement Data:
Revenues:
Premiums	$1,826.5	$1,654.0	$1,589.0	$1,366.8	$1,215.1
Administrative fees	43.3	33.7	28.4	23.9	23.2
Net investment income	465.2	445.3	435.3	379.2	347.1
Net capital gains (losses)	2.2	11.5	9.3	(19.7)	—
Total revenues	2,337.2	2,144.5	2,062.0	1,750.2	1,585.4
Benefits and expenses:
Benefits to policyholders(1)(2)	1,476.3	1,367.7	1,372.8	1,190.0	1,095.7
Operating expenses(3)	517.3	467.1	431.9	383.2	325.1
Interest expense	18.0	17.7	17.5	5.0	0.1
Total benefits and expenses	2,011.6	1,852.5	1,822.2	1,578.2	1,420.9
Income before income taxes	325.6	292.0	239.8	172.0	164.5
Income taxes	114.5	92.6	83.5	61.0	58.5
Net income	$211.1	$199.4	$156.3	$111.0	$106.0
Benefit Ratio (% of total premiums):
Employee Benefits(2)	75.8%	77.4%	81.3%	80.5%	82.1%
Individual Insurance(2)	83.8	87.5	87.8	99.8	104.5
Per Common Share:
Basic net income	$3.81	$3.49	$2.70	$1.89	$1.73
Diluted net income	3.76	3.45	2.66	1.86	1.72
Market value at year end	49.95	41.25	31.44	24.43	23.63
Dividends declared and paid	0.625	0.50	0.35	0.20	0.15
Basic weighted-average shares outstanding	55,465,215	57,192,206	57,979,100	58,871,840	61,106,098
Diluted weighted-average shares outstanding	56,076,666	57,838,188	58,669,118	59,544,804	61,671,444
Ending shares outstanding	54,712,936	56,889,678	58,601,446	58,370,552	59,565,932
Balance Sheet Data:
General account assets	$9,443.1	$8,873.4	$8,296.0	$7,727.9	$6,257.8
Separate account assets	3,007.6	2,338.6	1,685.7	1,018.6	1,019.2
Total assets	$12,450.7	$11,212.0	$9,981.7	$8,746.5	$7,277.0
Long-term debt	260.1	258.1	272.0	259.0	9.1
Total liabilities	11,036.9	9,810.9	8,672.2	7,593.9	6,303.3
Total equity	1,413.8	1,401.1	1,309.5	1,152.6	973.7
Statutory Data:
Net gain from operations before federal income taxes(4)	$314.0	$275.8	$214.2	$111.9	$118.0
Net gain from operations after federal income taxes and before realized capital gains (losses)(4)	207.5	191.5	138.9	33.1	126.8
Capital and surplus	968.7	942.5	876.1	817.6	641.9
Asset valuation reserve	88.2	73.8	54.3	35.8	44.4

(1)	Includes benefits to policyholders and interest credited.
(2)	2001 benefits to policyholders included pre-tax charges related to the terrorist events of September 11, 2001, of $4.3 million for Employee Benefits and $0.7 million for Individual Insurance. These charges were excluded from the calculation of the benefit ratio.
(3)	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs and value of business acquired.
(4)	2002 statutory results reflect the $200 million capital contribution from StanCorp in connection with the Teachers Insurance and Annuity Association of America reinsurance assumption and the related initial commission and expense allowance of $75 million paid and expensed in 2002.

StanCorp Financial Group, Inc.	15

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE SUMMARY

Financial Results Overview

Our financial results for 2005 were strong. Net income per diluted share increased 9.0% to $3.76 for 2005, compared to $3.45 for 2004. Net income increased 5.9% to $211.1 million for 2005, compared to $199.4 million for 2004. Factors contributing to the increase in net income for 2005 were comparatively favorable claims experience in the Employee Benefits and Individual insurance segments, and higher revenues in the Retirement Plans segment. In addition, results for 2004 included a reduction in income taxes of approximately $7 million from resolution of prior years’ tax examinations and certain state income tax matters. We do not expect similar reductions in income taxes to recur.

Outlook for 2006

Significant factors that are likely to influence our 2006 financial results when compared to 2005 include:

•	Strong sales and high customer retention in 2005 will contribute to premium growth in 2006. We expect to achieve our long-term premium growth objective in the range of 10% to 12% for 2006.
•	For the first three quarters of 2005, benefits to policyholders were reduced by the release of approximately $3 million per quarter as a result of our on-going assessment of claims recovery patterns in the Employee Benefits segment. We do not currently anticipate similar reserve releases for 2006.
•	For 2006, we are assuming a benefit ratio in our Employee Benefits business (benefits to policyholders and interest credited measured as a percentage of premiums) of 77% to 78%. Claims experience can fluctuate widely from quarter to quarter.
•	Operating expenses as a percentage of premiums for the Employee Benefits business reflect expenses related to the continuation of improvements in our customer service and product delivery systems. We expect operating expenses to continue at these levels in 2006.
•	We have established a long-term financial objective to grow assets under management by more than 20% per year.

CONSOLIDATED RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of premiums, administrative fees and net investment income. Total revenues increased 9.0% to $2.34 billion for 2005 compared to 2004 and increased 4.0% to $2.14 billion for 2004 compared to 2003.

Contract administration fees in the Retirement Plans segment, fees on administrative services only contracts in the Employee Benefits segment and administration fees from our mortgage loan and investment advisory companies have been reclassified to administrative fees in revenues. These fees were formerly included in premiums, other revenue and net investment income, respectively.

Premiums and Administrative Fees

The following table sets forth premium and administrative fee growth as a percentage by segment for the years ended December 31:

	2005	2004	2003
Premiums and administrative fees:
Employee Benefits	9.7%	3.7%	16.8%
Individual Insurance	24.5	11.1	6.6
Retirement Plans	20.5	17.2	22.6
Total	10.8	4.3	16.3

16	StanCorp Financial Group, Inc.

Growth in premiums and administrative fees was primarily driven by premium growth in the Employee Benefits segment. Premium growth excluding experience rated refunds (“ERRs”), which are refunds to certain group contract holders in the Employee Benefits segment based on favorable claims experience, was 10.9% for 2005 compared to 2004, and 3.6% for 2004 compared to 2003. ERRs were $20.2 million, $11.7 million and $18.6 million for 2005, 2004 and 2003, respectively. ERRs can vary greatly from quarter to quarter depending on the underlying experience of these contracts. See “Business Segments.”

Continuing strong sales in 2005, growth in our in force block of business from employment growth and wage growth (organic growth), and comparatively favorable persistency in our Employee Benefits segment resulted in stronger premium growth for 2005 compared to 2004. Sales, reported as annualized new premiums and measured on a contract effective date basis for the Employee Benefits segment, were $324.9 million for 2005, nearly equal to the record sales of $330.3 million for 2004. Persistency, measured as a percentage of premiums, increased to 88.2% for 2005, compared to 85.6% for 2004. The Employee Benefits segment is our largest segment representing over 90% of consolidated premiums. See “Business Segments.”

For most of 2004, our premium growth for the Employee Benefits segment was lower than our targeted range primarily due to lower employment growth and wage growth (factors on which our premiums are based), commensurate with overall economic conditions at the time, and correspondingly slower sales growth. Late in 2004, we saw improvements in employment growth and wage growth. In addition, in the second quarter of 2004, we began actions to reinvigorate sales, including rate adjustments for selected segments and industries and realignment of our compensation plan for field representatives. These actions led to increased sales in the second half of 2004 compared to the first half of 2004.

Net Investment Income

Net investment income increased 4.5% to $465.2 million for 2005 compared to 2004, and increased 2.3% to $445.3 million for 2004 compared to 2003. Net investment income is primarily affected by changes in levels of invested assets and interest rates. Average invested assets increased 7.0% for 2005 compared to 2004, and 9.5% for 2004 compared to 2003. The portfolio yield for fixed maturity securities decreased to 5.61% at the end of 2005, from 5.81% at the end of 2004 and 5.94% at the end of 2003. Similarly, the portfolio yield for commercial mortgage loans decreased to 6.46% at the end of 2005, from 6.71% at the end of 2004 and 7.28% at the end of 2003.

Commercial mortgage loan prepayment fees were $13.4 million, $14.9 million and $17.0 million for 2005, 2004 and 2003, respectively. The level of commercial mortgage loan prepayment fees will vary depending primarily on the overall interest rate environment. If interest rates rise, we could see a decrease in prepayment fees. Over 70% of our commercial mortgage loan portfolio has a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments will be protected in the event of prepayment. Since 2001, all new commercial mortgage loans originated by the Company contain this prepayment provision. The remainder of our commercial mortgage loans contains fixed prepayment fees that mitigate prepayments, but may not fully protect the Company’s expected cash flow in the event of prepayment.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s invested assets, neither of which is likely to occur in regular patterns. While the timing of an impairment is not controllable, management does have discretion over the timing of sales of invested assets. Net capital gains and losses are reported in “Other.” Net capital gains were $2.2 million, $11.5 million and $9.3 million for 2005, 2004 and 2003, respectively.

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

StanCorp Financial Group, Inc.	17

Part II

The following table sets forth benefits to policyholders, including interest credited, by segment for the years ended December 31:

(Dollars in millions)	2005	Percent change	2004	Percent change	2003	Percent change
Benefits to policyholders:
Employee Benefits	$1,294.4	7.4%	$1,205.1	(1.2)%	$1,219.9	18.0%
Individual Insurance	139.5	14.0	122.4	10.2	111.1	(3.3)
Retirement Plans	42.4	5.5	40.2	(3.8)	41.8	3.5

Total benefits to policyholders	$1,476.3	7.9	$1,367.7	(0.4)	$1,372.8	15.4

The 7.9% increase in benefits to policyholders for 2005 compared to 2004 resulted primarily from business growth, as evidenced by premium growth, which was partially offset by comparatively favorable claims experience in our Employee Benefits and Individual Insurance segments. We continued to experience favorable and sustained claims recovery patterns for Employee Benefits group long term disability insurance and, as a result of our on-going assessment of those recovery patterns, we released reserves, which decreased benefits to policyholders, totaling $9 million and $12 million for 2005 and 2004, respectively. We do not anticipate similar reserve releases for 2006. In addition, benefits to policyholders for 2004 included a $9.0 million premium deficiency reserve established during the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer. There was no similar reserve established for 2005 or 2003. See “Business Segments.”

Benefits to policyholders, including interest credited, decreased 0.4% to $1,367.7 million for 2004 compared to 2003. The decrease was primarily due to favorable claims experience in the Employee Benefits segment during 2004. Claims experience can fluctuate widely from quarter to quarter. For an additional discussion of factors affecting benefits to policyholders, see “Business Segments.”

Operating Expenses

Operating expenses increased 14.1% to $340.6 million for 2005 compared to 2004, and 8.4% to $298.5 million for 2004 compared to 2003. The majority of the increases for the comparative periods occurred in our Employee Benefits segment. The increases for that segment resulted from a combination of factors:

•	Our operating expense structure is currently heavily variable in that a substantial portion of our on-going expenses are personnel related. Therefore, increased business activity, as evidenced by premium growth, has a direct impact on expenses. Premium growth excluding ERRs for 2005 was 10.9% compared to 2004. Premium growth excluding ERRs for 2004 was 3.6% compared to 2003.
•	In an effort to leverage technology in our expense structure and support our continued focus on customer service and product delivery platforms, we have increased our technology related spending by approximately $9 million in 2005 compared to 2004, and approximately $4 million in 2004 compared to 2003. In 2006, we expect operating expenses, when measured as a percentage of premiums, will continue at these levels in the Employee Benefits segment. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program, and factors such as persistency (customer retention), sales, growth in assets under management, and profitability of the business in each of our segments. Commissions and bonuses increased 9.1% to $168.5 million for 2005 compared to 2004, and 7.1% to $154.4 million for 2004 compared to 2003. The increases for the comparative periods were due to premium growth, persistency, growth in assets under management and sales in each of our segments. Certain commissions and bonuses are capitalized as deferred acquisition costs and amortized over the expected life of the policy.

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain policy acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs related to obtaining new business and acquiring business through reinsurance agreements. These costs are then amortized into expenses over a period not to exceed the life of the related policy. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. VOBA is then amortized to achieve matching against future premiums or gross profits as appropriate. See “Critical Accounting Policies and Estimates—DAC and VOBA.” The net increase in DAC and VOBA for 2005 was $8.6 million greater than the net increase for 2004, and $3.1 million greater for 2004

18	StanCorp Financial Group, Inc.

compared to the net increase for 2003. The increase for 2005 was primarily due to decreased amortization of the VOBA asset associated with the Teachers Insurance and Annuity Association of America (“TIAA”) reinsurance transaction. The decrease in amortization of VOBA for 2005 was a result of the receipt of higher premium levels on this block for 2005 compared to that anticipated in the development of the original amortization schedule.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective tax rates were 35.2%, 31.7% and 34.8% for 2005, 2004 and 2003, respectively. Income taxes for 2004 included a reduction of approximately $7 million from the resolution of prior years’ tax examinations and certain state income tax matters. We do not expect similar reductions in income taxes to recur.

BUSINESS SEGMENTS

We operate through three segments: Employee Benefits, Individual Insurance and Retirement Plans. Measured as a percentage of total revenues, revenues for each of our three segments for 2005 were 84.3% for Employee Benefits, 10.0% for Individual Insurance and 4.2% for Retirement Plans.

For fiscal year 2006, we are realigning our businesses into two operating segments. Our individual disability business, which has been included in the Individual Insurance segment, is being added to our Employee Benefits segment to combine our traditional insurance lines of business into an Insurance Services segment. We are also combining our asset management and accumulation businesses, which have been reported in the Individual Insurance and Retirement Plans segments and Other, into an Asset Management segment. Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes, and adjustments made in consolidation will continue to be reflected in “Other.”

Employee Benefits Segment

As the Employee Benefits segment is our largest segment, it substantially influences our consolidated financial results. This segment sells disability, life, accidental death and dismemberment (“AD&D”), and dental insurance to employer groups. Income before income taxes for the Employee Benefits segment increased 12.9% to $273.3 million for 2005 compared to 2004, and 24.5% to $242.0 million for 2004 compared to 2003. The increases resulted from a combination of increased premium growth and comparatively favorable claims experience for 2005 compared to 2004, and comparatively favorable claims experience for 2004 compared to 2003.

Following are key indicators that management uses to manage and assess the performance of the Employee Benefits segment at or for the years ended December 31:

(Dollars in millions)	2005	2004	2003
Premiums:
Life and AD&D	$681.0	$611.1	$606.3
Long term disability	780.7	714.5	686.1
Short term disability	191.7	177.8	162.9
Other	73.8	64.8	63.9
ERRs	(20.2)	(11.7)	(18.6)
Total premiums	$1,707.0	$1,556.5	$1,500.6
Total persistency	88.2%	85.6%	85.6%
Sales (annualized new premiums) reported at contract effective date	$324.9	$330.3	$278.9
Life insurance in force	236,324.8	205,601.4	197,041.1
Benefit ratio (% of premiums)	75.8%	77.4%	81.3%
Benefit ratio (% of revenues)	65.7	66.3	69.3
Operating expense ratio (% of premiums)	15.2	14.8	14.2

Premiums

Premiums in our Employee Benefits segment, excluding ERRs (which are refunds to certain group contract holders based on favorable claims experience), increased 10.1% to $1,727.2 million for 2005 compared to 2004, and 3.2% to $1,568.2 million for 2004 compared to 2003. ERRs can vary greatly from quarter to quarter depending on the underlying experience of these contracts.

The three primary factors that affected premium growth for the Employee Benefits segment were as follows:

Organic Growth. Organic growth includes wage rate growth and employment growth. Wage rate growth increased 3.1% for 2005 compared to 2004, while employment growth for 2005 remained stable compared to 2004. In 2004, both wage rate growth and employment growth were low, commensurate with economic conditions at that time.

Persistency. Persistency for the Employee Benefits segment increased to 88.2% in 2005, compared to a stable 85.6% for both 2004 and 2003. We believe our high levels of persistency demonstrate our commitment to customer service and pricing discipline, which reduces the likelihood of significant rate increases upon renewal of the contract.

StanCorp Financial Group, Inc.	19

Part II

Sales. Sales, reported as annualized new premiums, were $324.9 million for 2005, which was nearly equal to the record sales of $330.3 million for 2004. In the second quarter of 2004, we began actions to reinvigorate sales, including rate adjustments for selected segments and industries and realignment of our compensation plan for field representatives. These actions led to increased sales in the second half of 2004 compared to the first half of 2004 and 2003.

Benefits to Policyholders (including interest credited)

Benefits to policyholders increased 7.4% for 2005 compared to 2004, and decreased 1.2% for 2004 compared to 2003. Beyond premium growth of 10.1% for 2005 compared to 2004, and 3.2% for 2004 compared to 2003, the most significant drivers of benefits to policyholders are claims experience and the assumptions used to establish related reserves. For 2005 and 2004, we have had comparatively favorable claims experience. Claims experience can fluctuate widely from quarter to quarter.

In addition, we continued to experience favorable and sustained claims recovery patterns for Employee Benefits group long term disability insurance and, as a result of our on-going assessment of those recovery patterns, we released reserves, which decreased benefits to policyholders, totaling $9 million and $12 million for 2005 and 2004, respectively. We do not currently anticipate similar reserve releases for 2006. In addition, benefits to policyholders for 2004 included a $9.0 million premium deficiency reserve established during the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large Employee Benefits customer.

The establishment of reserves includes discounting expected future benefits to their present value. The discount rate used, which is determined quarterly, is based on our average new money investment rate for a quarter less a margin to allow for reinvestment and credit risk. During 2005, we reduced our discount rate from 5.00% to 4.75%. Given that we discount new reserves established in each quarter using our average new money investment rate less a margin, changes in our average new money investment rate may result in a change in the discount rate used to establish new reserves, and therefore may increase or decrease the expense of benefits to policyholders. Based on our current size, a 25 basis point decrease in the discount rate would result in a quarterly increase of approximately $2 million in the expense of benefits to policyholders, and a corresponding decrease to pre-tax earnings, until recovery can be realized through related adjustments to premium rates (generally group long term disability policies offer rate guarantees for periods from one to three years).

Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause the expense of benefits to policyholders to increase. The duration of our invested assets generally is well matched to the duration of our liabilities in total. Our investments are generally not callable or have prepayment penalties. Based on these factors, we believe the current margin of 40 basis points in our overall block of business between invested asset yield and weighted average reserve discount rate is adequate to cover potential reinvestment risk. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses as a percentage of premiums were 15.2%, 14.8% and 14.2% for 2005, 2004 and 2003, respectively. See “Consolidated Results of Operations—Benefits and Expenses—Operating Expenses.”

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

Income before income taxes for the Individual Insurance segment was $38.5 million, $34.0 million and $37.4 million for 2005, 2004 and 2003, respectively.

Following are key indicators that management uses to manage and assess the performance of the Individual Insurance segment at or for the years ended December 31:

(Dollars in millions)	2005	2004	2003
Premiums:
Annuity	$8.8	$1.4	$1.7
Disability	109.4	93.5	83.7
Total premiums	$118.2	$94.9	$85.4
Sales (annuity deposits)	$119.9	$184.0	$139.4
Sales (annualized new disability premiums)	21.5	18.9	16.0
Individual disability insurance persistency (% of premiums)	95.5%	95.6%	95.1%
Benefit ratio (% of premiums)	83.8	87.5	87.8
Benefit ratio (% of revenues)	42.5	39.9	38.5
Operating expense ratio (% of revenues)	13.5	13.9	13.9

Premiums

Premium growth in our Individual Insurance segment is driven primarily by sales and persistency of individual disability insurance. Premiums increased 24.6% to $118.2

20	StanCorp Financial Group, Inc.

million for 2005 compared to 2004, and 11.1% to $94.9 million for 2004 compared to 2003. Individual disability premiums for this segment increased 17.0% to $109.4 million for 2005 compared to 2004, and 11.7% to $93.5 million for 2004 compared to 2003, reflecting stronger disability sales and persistency.

Premiums for life contingent annuities, which can vary from quarter to quarter, were $8.8 million, $1.4 million and $1.7 million for 2005, 2004 and 2003, respectively.

Also, premium growth for this segment can fluctuate from year to year due in part to experience rated reinsurance agreements on some disability policies. Under these agreements, reinsurance receivables increased premiums by $5.2 million, $4.9 million and $8.9 million for 2005, 2004 and 2003, respectively, reflecting comparatively more favorable claims experience for the reinsured business in 2005.

Sales

Sales of individual disability products increased 13.8% to $21.5 million for 2005 compared to 2004, and 18.1% to $18.9 million for 2004 compared to 2003. Increased sales, and ultimately premiums, resulted from additional penetration of existing distribution channels in recent years and the continuation of a national marketing agreement with Minnesota Life Insurance Company (“Minnesota Life”) for individual disability products.

Individual fixed-rate annuity deposits decreased 34.8% to $119.9 million for 2005 compared to 2004. The decrease for 2005 was primarily due to competition from shorter-term investment and equity-indexed products, which offer higher yields in the current interest rate environment. Individual fixed-rate annuity deposits increased 32.0% to $184.0 million for 2004 compared to 2003. The increase for 2004 was primarily due to growth in our independent brokerage and financial institution distribution channels. Deposits from fixed-rate annuities are not reported in premiums, but are included in annuity assets under management.

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

While premiums for the Individual Insurance segment increased 24.6% for 2005 compared to 2004, benefits to policyholders increased 19.4% for the same comparative periods. The benefit ratio was 83.8% for 2005 compared to 87.5% for 2004 and 87.8% for 2003. The comparatively favorable benefit ratio for 2005 compared to 2004 reflected continued growth outside of the large block of disability business assumed in 2000 from Minnesota Life. While premiums for the Individual Insurance segment increased 11.1% for 2004 compared to 2003, benefits to policyholders increased 10.7% for the same comparative periods.

Commissions and Bonuses

Commissions and bonuses for the Individual Insurance segment increased 5.8% to $38.1 million for 2005 compared to 2004, and 16.1% to $36.0 million for 2004 compared to 2003. The increases for both comparative periods resulted primarily from increased disability sales of 13.8% and 18.1% for the same periods partially offset in 2005 by annuity sales, which decreased 34.8%. Annuity sales increased 32.0% in 2004.

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

Standard Insurance Company (“Standard”) has developed a registered group annuity contract to expand its market to 403(b) plans, 457 tax-exempt plans and nonqualified deferred compensation plans of private employers. StanCorp Equities, Inc. is the principal underwriter and distributor of registered contracts for Standard.

Income before income taxes for the Retirement Plans segment was $10.9 million, $7.9 million and $5.3 million for 2005, 2004 and 2003, respectively. At December 31, 2005, we reached assets under management of $4.22 billion.

Contract administration fees in the Retirement Plans segment have been reclassified to administrative fees in revenues. These fees were formerly included in premiums.

StanCorp Financial Group, Inc.	21

Part II

Following are key indicators that management uses to manage and assess the performance of the Retirement Plans segment:

(Dollars in millions)	2005	2004	2003
Premiums	$1.3	$2.6	$3.0
Administrative fees	31.6	24.7	20.3
Interest credited (% of net investment income)	55.0%	55.5%	60.6%
Assets under management
General account	$1,214.1	$1,028.5	$891.9
Separate account	3,007.6	2,338.6	1,685.7
Total	$4,221.7	$3,367.1	$2,577.6
Annualized operating expenses (% of average assets under management)	0.9%	1.0%	1.3%

Premiums

Premiums for the Retirement Plans segment are generated from life contingent annuities sold, which can vary significantly from year to year. Premiums for our Retirement Plans segment decreased to $1.3 million for 2005, compared to $2.6 million for 2004 and $3.0 million for 2003.

Administrative Fees

Administrative fees for the Retirement Plans segment are generated from two sources: plan administration fees, and fees on separate account assets that are primarily based on average daily market values of assets under management. Administrative fees in our Retirement Plans segment increased 27.9% to $31.6 million for 2005 compared to 2004, and 21.7% to $24.7 million for 2004 compared to 2003. The increases for both comparative periods were primarily from fees on higher assets under management. Assets under management increased 25.4% to $4.22 billion at December 31, 2005 compared to December 31, 2004, and increased 30.6% to $3.37 billion at December 31, 2004 compared to December 31, 2003. The increases for both comparative periods were primarily due to strong sales, continued deposit growth and excellent customer retention.

Benefits to Policyholders

Benefits to policyholders for the Retirement Plans segment consist primarily of the effects of changes in reserves for life contingent annuities sales, which closely approximate the premiums recorded. Life contingent annuity sales can vary widely from quarter to quarter.

Interest Credited

Interest credited as a percentage of net investment income was 55.0%, 55.5% and 60.6%, for 2005, 2004 and 2003, respectively. The decreases correlated with the decreases in interest rates on invested assets since 2003 as the investment margin becomes more significant relative to the total return on invested assets.

OTHER

Prior to 2006, Other included financial service businesses that are generally non-insurance related. These included StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), our commercial mortgage lending business, and StanCorp Investment Advisers, Inc., our registered investment adviser. This category also included net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation.

Other businesses reported income before income taxes of $2.9 million, $8.1 million and $2.7 million for 2005, 2004 and 2003, respectively. Net capital gains were $2.2 million, $11.5 million and $9.3 million for 2005, 2004 and 2003, respectively.

StanCorp Mortgage Investors originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors. StanCorp Mortgage Investors contributed income before income taxes and intercompany eliminations of $11.2 million, $12.1 million and $11.2 million for 2005, 2004 and 2003, respectively. Supporting both internal and external investor demand, commercial mortgage loan originations were $996.4 million, $1.17 billion and $930.6 million for 2005, 2004 and 2003, respectively. The decrease in originations for 2005 reflected a more competitive origination market for commercial mortgage loan financing. The level of commercial mortgage loan originations in any quarter is influenced by market conditions as the Company responds to changes in interest rates, available spreads and borrower demand.

At December 31, 2005, StanCorp Mortgage Investors serviced $3.10 billion in commercial mortgage loans for subsidiaries of StanCorp and $1.14 billion for other institutional investors, compared to $2.95 billion serviced for subsidiaries of StanCorp and $747.9 million serviced for other institutional investors at December 31, 2004. Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $3.3 million and $2.1 million at December 31, 2005 and 2004, respectively.

22	StanCorp Financial Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Asset/Liability and Interest Rate Risk Management

It is management’s objective generally to align the cash flow characteristics of assets and liabilities to ensure that the Company’s financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in alternate investments to better match the cash flow characteristics of assets to liabilities. See “—Investing Cash Flows.”

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at December 31, 2005, made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets held.

Generally, duration is a measure of the price sensitivity of assets or liabilities to changes in interest rates. For example, duration of 5 indicates that a 1% change in interest rates would result in a change of approximately 5% in the economic value of the asset or liability. The duration of our invested assets was generally well matched to the duration of our liabilities in total, approximating 4.8 and 6.2, respectively, at December 31, 2005. As a percentage of our fixed maturity investments, callable bonds were 2% at December 31, 2005. Over 70% of our commercial mortgage loan portfolio has a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments will be protected in the event of prepayment. Since 2001, all new commercial mortgage loans originated by the Company contain this prepayment provision. The remainder of our commercial mortgage loans contains fixed prepayment fees that mitigate prepayments, but may not fully protect the Company’s expected cash flow in the event of prepayment.

The Company’s financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. The Company has analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2005 and 2004, given a hypothetical 10% increase in interest rates, and related qualitative information on how the Company manages interest rate risk. The interest rate sensitivity analysis was based upon the Company’s fixed maturity securities and commercial mortgage loans held at December 31, 2005 and 2004. Interest rate sensitivity of the Company’s financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year-end 10-year U.S. Government Treasury bond yield, or 0.44% and 0.42% for the 2005 and 2004 analyses, respectively. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using Company payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of the Company’s financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of the Company’s financial assets that resulted from the model was estimated to be $169 million and $162 million at December 31, 2005 and 2004, respectively.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $407.1 million, $404.8 million and $337.4 million for 2005, 2004 and 2003, respectively.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated.

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

StanCorp Financial Group, Inc.	23

Part II

reported quarterly to the finance and operations committee of the board of directors for Standard and to the audit committee of the board of directors for The Standard Life Insurance Company of New York.

The Company launched an equity-indexed annuity product in January 2006 and plans to use over the counter call-spread options to hedge the index performance of the policies.

Net cash used in investing activities was $664.9 million, $594.7 million and $743.6 million for 2005, 2004 and 2003, respectively. Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At December 31, 2005, our portfolio consisted of 58% fixed maturity securities and 41% commercial mortgage loans, with the remainder in real estate. We anticipate that commercial mortgage loans will continue to represent approximately 40% of our investment portfolio in the future.

Net cash used in investing activities for 2003 included investments in fixed maturity securities related to proceeds from the TIAA business and approximately $200 million in proceeds received from the issuance of long-term debt (see “—Financing Cash Flows”).

Fixed Maturity Securities

Our fixed maturity securities totaled $4.61 billion at December 31, 2005. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at December 31, 2005. The percentage of fixed maturity securities below investment-grade remained low at 3.8% and 3.9% at December 31, 2005 and 2004, respectively. At December 31, 2005, bonds on our watch list totaled approximately $1.8 million. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At December 31, 2005, our fixed maturity securities portfolio had gross unrealized capital gains of $135.0 million and gross unrealized capital losses of $40.0 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

At December 31, 2005, commercial mortgage loans in our investment portfolio totaled $3.24 billion. We currently have a portfolio of over 3,900 commercial mortgage loans. The average loan to value ratio in the overall portfolio was 61% at December 31, 2005, and the average loan size was approximately $0.8 million. The Company receives personal recourse on most of our loans.

At December 31, 2005, there was one loan in our portfolio totaling $0.3 million that was more than sixty days delinquent and in the process of foreclosure. We had a net balance of restructured loans of $10.1 million at December 31, 2005, and a commercial mortgage loan loss reserve of $2.5 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio have generally been better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At December 31, 2005, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	47.1% retail properties;
•	19.6% industrial properties;
•	19.6% office properties;
•	8.4% commercial, apartment, and agricultural properties; and
•	5.3% hotel/motel properties.

At December 31, 2005, our commercial mortgage loan portfolio was diversified regionally as follows:

•	48.9% Western region;
•	24.2% Central region; and
•	26.9% Eastern region.

Commercial mortgage loans in California accounted for 31.2% of our commercial mortgage loan portfolio at December 31, 2005. Through this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the state. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are

24	StanCorp Financial Group, Inc.

underwritten. We do not expect the exposure to catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio located in California to have a material adverse effect on our business, financial position, results of operations or cash flows. However, we cannot provide assurance that material catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio will not occur.

Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2005, the Company had outstanding commitments to fund commercial mortgage loans totaling $118.6 million with fixed interest rates ranging from 5.50% to 6.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $265.7 million, $200.7 million and $233.9 million for 2005, 2004 and 2003, respectively. The increase for 2005 primarily resulted from a third party interest in a limited liability company created for the purpose of holding commercial mortgage loans originated by StanCorp Mortgage Investors. The minority third party investment totaled $143.2 million for 2005. The increase in policyholder fund deposits net of withdrawals for 2004 compared to 2003, primarily reflected higher individual annuity sales in the Individual Insurance segment, and higher deposits into the Retirement Plans segment general account assets, both of which reflected related distribution system penetration and growth.

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million, with expiration dates in June 2006. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on the following: indebtedness, financial liquidity and risk-based capital. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing and the amount outstanding on the lines. At December 31, 2005, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments under the credit agreements.

StanCorp filed a $1.0 billion shelf registration statement with the Securities and Exchange Commission (“SEC”), which became effective on July 23, 2002 and expires on December 1, 2008, registering common stock, preferred stock, debt securities and warrants. On September 25, 2002, we completed an initial public debt offering of $250 million of 6.875%, 10 year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October.

We had debt to total capitalization ratios of 16.2% and 17.0% at December 31, 2005 and 2004, respectively. Our ratio of earnings to fixed charges for the years ended December 31, 2005 and 2004, was 4.0x and 3.9x, respectively.

StanCorp Financial Group, Inc.	25

Part II

CAPITAL MANAGEMENT

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 265% to 275% of the company action level of Risk-based Capital (“RBC”) required by regulators (this equates to 530% to 550% of the authorized control level RBC required by our states of domicile). At December 31, 2005, statutory capital (adjusted to exclude asset valuation reserves) for our regulated insurance subsidiaries totaled $1.06 billion, or 321% of the company action level RBC (which equated to 642% of the authorized control level RBC by the National Association of Insurance Commissioners (“NAIC”) guidelines).

In addition, we seek to maintain approximately 5% of consolidated equity excluding accumulated other comprehensive income, or approximately $70 million, as well as amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividend to shareholders, totaling approximately $60 million annually. Maintaining capital above targeted levels provides timing flexibility should we wish to access capital markets to finance growth or acquisitions.

At December 31, 2005, our total capital in excess of targeted RBC and holding company requirements was approximately $230 million. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	fund internal growth,
•	fund acquisitions that are consistent with our mission and meet our return objectives, and
•	provide a return to shareholders, via share repurchases and dividends.

The levels of excess capital we generate vary inversely in relation to our levels of premium growth, primarily due to initial reserve requirements, certain regulatory capital requirements based on premiums, and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less excess capital. At very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, we generate more excess capital. With premium growth at levels lower than our long-term objective in 2003 and 2004, we have accumulated excess capital. If not utilized, return on average equity for 2006 and future years may be lower than without excess capital, as the rate of return available from the related investments could be less than we would expect to achieve if invested in businesses meeting our return objectives.

Dividends from Subsidiaries

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate RBC according to Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services – Insurance Division (“Oregon Insurance Division”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes before realized capital gains or losses for the 12-month period ended on the December 31 preceding. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to disapprove requests for dividends in excess of these limits. The current amount of distributions approved by the board of directors, based on excess capital at December 31, 2005, is $179 million. We anticipate seeking approval of a distribution from the Oregon Insurance Division during 2006.

In August 2003, Standard distributed to StanCorp an extraordinary distribution of $200 million from its paid-in capital and contributed surplus. Concurrently, Standard borrowed the same amount from StanCorp and issued a $200 million subordinated surplus note.

On March 2, 2005, Standard made a distribution of $0.8 million to StanCorp to pay accrued interest due on the surplus note. On November 30, 2005, Standard made an extraordinary distribution of $150 million to StanCorp. The $150 million extraordinary distribution was applied to the $75 million outstanding balance on the surplus note and $3.6 million to accrued interest. The remaining $71.4 million was recorded as a dividend paid to StanCorp. During 2004, Standard distributed a total of approximately $140 million to StanCorp related to the surplus note.

There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2006. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp. StanCorp Mortgage Investors paid dividends to StanCorp of $13 million and $10 million for 2005 and 2004, respectively.

26	StanCorp Financial Group, Inc.

Dividends to Shareholders

On November 14, 2005, the board of directors of StanCorp declared a two-for-one stock split, effected as a share dividend, of the Company’s common stock and an annual cash dividend of $1.25 per share, calculated and payable on a pre-stock-split basis. The ex-dividend date was November 22, 2005. The annual cash dividend for 2005 represented a 25% increase over the dividend for 2004. Shareholders of record as of the close of business on November 25, 2005, received one additional share of StanCorp common stock for each share of StanCorp common stock held on that date. The additional shares of common stock were distributed in the form of a 100 percent common stock dividend on December 9, 2005. As a result of the stock split, the number of outstanding shares of StanCorp common stock increased from 27.3 million shares to 54.7 million shares. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors and it is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital, and other factors deemed relevant by StanCorp’s board of directors.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (the “Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 14, 2005, the board of directors authorized a new share repurchase program of up to 3.0 million shares of StanCorp common stock. The new share repurchase program will be affected in the open market or in negotiated transactions through December 31, 2007, and replaced the Company’s previous share repurchase program.

During 2005, we repurchased approximately 2.7 million shares of common stock at a total cost of $106.4 million for a volume weighted-average price of $39.90 per common share. At December 31, 2005, there were 2,968,000 shares remaining under the Company’s current share repurchase program. Also during 2005, the Company acquired 17,558 shares of common stock from an executive officer and from a director to cover tax liabilities resulting from the release of restricted shares at a total cost of $0.7 million for a volume weighted-average price of $42.44 per common share.

During 2004, the Company repurchased approximately 2.4 million shares of common stock at a total cost of $74.7 million for a volume weighted-average price of $31.69 per common share. Also during 2004, the Company acquired 53,498 shares of common stock from executive officers to cover tax liabilities resulting from the release of performance-based shares at a total cost of $1.8 million for a volume weighted-average price of $33.70 per common share.

FINANCIAL STRENGTH RATINGS

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including ours. In addition, debt ratings on our senior notes are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products, and also could increase costs of future debt issuances. Standard & Poor’s, Moody’s Investors Service, Inc., A.M. Best Company and Fitch, Inc. provide financial strength and credit ratings.

Standard’s financial strength ratings as of February 2006 were:

•	A+ (Strong) by Standard & Poor’s—5th of 20 ratings
•	A1 (Good) by Moody’s—5th of 21 ratings
•	A (Excellent) by A.M. Best—3rd of 13 ratings
•	AA- (Very Strong) by Fitch—4th of 21 ratings

CREDIT RATINGS

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide credit ratings on our senior notes. As of February 2006, ratings from these agencies were BBB+, Baa1, A- and bbb+, respectively. In July 2005, A.M. Best Company assigned an issuer credit rating of a+ to StanCorp.

CONTINGENCIES AND LITIGATION

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2005. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

StanCorp Financial Group, Inc.	27

Part II

CONTRACTUAL OBLIGATIONS

The Company’s financing obligations generally include debts, lease payment obligations and commitments to fund commercial mortgage loans. The remaining obligations reflect the long-term portion of other liabilities and the Company’s obligations under our insurance and annuity product contracts. The following table summarizes the Company’s contractual obligations as of December 31, 2005:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations
Short-term debt and capital lease obligations	$2.0	$2.0	$—	$—	$—
Long-term debt and capital lease obligations	260.1	—	2.6	0.7	256.8
Interest on long-term debt obligations	126.9	17.8	35.6	35.5	38.0
Operating lease obligations	40.9	11.9	18.7	9.2	1.1
Funding requirements for commercial mortgage loans	118.6	118.6	—	—	—
Purchase obligations	—	—	—	—	—
Insurance obligations	4,439.6	738.3	949.5	741.4	2,010.4
Policyholder fund obligations	251.3	17.4	31.1	27.8	175.0
Other long-term liabilities according to GAAP	60.4	2.9	8.8	9.4	39.3
Total	$5,299.8	$908.9	$1,046.3	$824.0	$2,520.6

The Company’s long-term debt obligations consisted primarily of the $250.0 million 6.875%, 10-year senior notes. Interest payable related to long-term debt obligations totals $126.9 million for the periods shown in the table. The operating lease obligations include leases on certain buildings and equipment under non-cancelable operating leases, software maintenance, licensing, and telecommunication commitments, all expiring in various years through 2013 with renewal options ranging from one to nine years.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2005, the Company had outstanding commitments to fund commercial mortgage loans totaling $118.6 million, with fixed interest rates ranging from 5.50% to 6.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The insurance obligations in the table are actuarial estimates of the cash required to meet our obligations for future policy benefits and claims. These estimates do not represent an exact calculation of our future benefit liabilities, but are instead based on assumptions, which involve a number of factors, including mortality, morbidity, recovery, the consumer price index, reinsurance arrangements and other sources of income for people on claim. Assumptions may vary by age and gender and, for individual policies, occupation class of the claimant; time elapsed since disablement; and contract provisions and limitations. Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors or if actual claims experience is materially inconsistent with our assumptions, could cause actual results to be materially different from the information presented in the table. Not included in the table is approximately $837.4 million in other reserve liabilities where the amount and timing of related payouts cannot be reasonably determined.

Policyholder fund obligations include payments based on currently scheduled withdrawals and annuity benefit payments stemming from liabilities shown on the balance sheet as policyholder funds. Not included in the table is approximately $1.95 billion in policyholder funds that may be withdrawn upon request. In addition, amounts presented also exclude separate account liabilities of $3.01 billion.

Other long-term liabilities reflected in the Company’s balance sheet at December 31, 2005, consisted of a $14.7 million tax reimbursement liability related to the block of life insurance business sold to Protective Life Insurance Company in 2001, $13.3 million in capital commitments related to our low income housing investments, $20.5 million in unfunded liabilities for non-qualified deferred compensation and supplemental retirement plans, an accrued liability of $11.1 million for postretirement benefits, and $0.8 million of accrued guarantee association payments.

28	StanCorp Financial Group, Inc.

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2003, through December 31, 2005, aggregated $0.3 million. At December 31, 2005, the Company maintained a reserve of $0.8 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and IMR are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within one year; j) surplus notes are included in capital and surplus; and k) interest on surplus notes is not recorded as a liability nor an expense until approval for payment of such interest has been granted by the commissioner of the state of domicile.

Statutory net gains from insurance operations before federal income taxes were $314.0 million, $275.8 million and $214.2 million for 2005, 2004 and 2003, respectively. Statutory capital (adjusted to exclude asset valuation reserves) for our insurance regulated subsidiaries totaled $1.06 billion and $1.02 billion at December 31, 2005 and 2004, respectively.

NEW AND ADOPTED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No.123(R), Share Based Payment, which amends FAS No.123 and FAS No.95, Statement of Cash Flows, effective for fiscal years beginning after June 15, 2005. The FASB also issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, Classification and Measurements of Freestanding Financial Instruments Originally Issued In Exchange for Employee Services under FASB Statement No. 123(R) on August 31, 2005, FSP No. FAS 123(R)-2, Practical Exception to the Application of Grant Date as Defined in FASB Statement No. 123(R) on October 18, 2005, and FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards on November 10, 2005, which are all effective upon the adoption of FAS No. 123(R) or the effective date of the FSP, whichever is later. The statement and related FSP’s require compensation costs related to share-based payment transactions be recognized in operating expense, including grants prior to 2003 when the Company began to expense option grants (the “modified prospective” method). The use of the modified prospective method will result in projected additional pre-tax expense of approximately $0.2 million in 2006. The Company adopted FAS No. 123(R) effective January 1, 2006.

On September 19, 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications of

StanCorp Financial Group, Inc.	29

Part II

Exchanges of Insurance Contracts, effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP defines an internal replacement as modifications in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election of a feature or coverage within an existing contract. Accounting treatment for such replacements depends on whether the replacement contract is considered substantially changed from the original. A substantial change requires treating the new contract as an extinguishment of the original, with all DAC, unearned revenue liabilities and deferred sales inducement assets from the replaced contract no longer deferred. The Company currently eliminates any unamortized DAC for all replaced business, and is evaluating the remaining potential financial statement effect of SOP 05-1, if any.

On November 3, 2005, the FASB issued FSP No. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP, effective for reporting periods beginning after December 15, 2005, outlines a three-step model for identifying and accounting for investment impairments. (1) Determine whether an investment is impaired by comparing its cost at the individual security level to its fair market value. (2) Evaluate whether the impairment is other than temporary by applying existing guidance such as SEC Staff Accounting Bulletin Topic 5M, Other than Temporary Impairments of Certain Investments in Debt and Equity Securities. Then, (3) if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value at the period end date. In periods after recognition of an impairment loss on a debt security, the security should be accounted for as if it had been purchased on the impairment measurement date with the discount or reduced premium, based on the new cost basis, amortized over the remaining life of the security. The FSP carries forward the disclosure requirements of the Emerging Issue Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which have been included in the Notes to Consolidated Financial Statements since December 31, 2003, using the rules of the approved portions of the EITF 03-1 at that time. No additional financial statement impact is expected upon adoption of the FSP in 2006.

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

Reserves

Reserves represent amounts set aside today to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At December 31, 2005, these reserves represented approximately 87% of total reserves held. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported reserves associated with our disability products represented approximately 12% of total reserves held at December 31, 2005. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances

30	StanCorp Financial Group, Inc.

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

DAC and VOBA

Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. The amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $165.8 million and $132.5 million at December 31, 2005 and 2004, respectively.

DAC for group disability and group life insurance products is amortized in proportion to future premiums generally over five years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively. DAC for individual deferred annuities is amortized in proportion to expected gross profits generally over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized in proportion to expected gross profits over 10 years with approximately 30% expected to be amortized by year five.

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

StanCorp Financial Group, Inc.	31

Part II

profits. VOBA totaled $79.5 million and $86.3 million at December 31, 2005 and 2004, respectively.

Income Taxes

The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Income taxes for 2004 were reduced approximately $7 million related to the favorable resolution of uncertainties related to the Internal Revenue Service examination of the Company’s tax years through 2001, and favorable outcomes on state tax return matters. At December 31, 2005, years open for audit by the Internal Revenue Service were 2002 through 2005.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed below. As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results or conditions to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, given these uncertainties or circumstances, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	growth of sales, premiums and annuity deposits;
•	growth in assets under management including performance of equity investments in the separate account;
•	availability of capital required to support business growth and the effective utilization of excess capital;
•	achievement of anticipated levels of operating expenses;
•	benefit ratios, including changes in morbidity, mortality and recovery;
•	levels of persistency;
•	adequacy of reserves established for future policy benefits;
•	credit quality of the holdings in our investment portfolios;
•	experience in delinquency rates or loss experience in our commercial mortgage loan portfolio;
•	concentration of commercial mortgage loan assets collateralized in California;
•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;
•	the effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees;
•	the condition of the economy and expectations for interest rate changes;
•	the impact of rising benefit costs on employer budgets for employee benefits;
•	performance of business acquired through reinsurance or acquisition;
•	competition from other insurers and financial services companies, including the ability to competitively price our products;
•	financial strength and credit ratings;
•	changes in the regulatory environment at the state or federal level;
•	findings in litigation or other legal proceedings;
•	receipt of dividends from, or contributions to, our subsidiaries;
•	adequacy of the diversification of risk by product offerings and customer industry, geography and size;
•	adequacy of asset/liability management;
•	concentration of risk, especially inherent in group life products;
•	ability of reinsurers to meet their obligations;
•	availability, adequacy, and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred;
•	events of terrorism, natural disasters, or other catastrophic events; and
•	changes in federal or state income taxes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset/Liability and Interest Rate Risk Management.”

32	StanCorp Financial Group, Inc.

Item 8.	Financial Statements and Supplementary Data

StanCorp Financial Group, Inc.	33

Part II

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Portland, Oregon

March 2, 2006

34	StanCorp Financial Group, Inc.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31 (In millions—except share data)	2005	2004	2003
Revenues:
Premiums	$1,826.5	$1,654.0	$1,589.0
Administrative fees	43.3	33.7	28.4
Net investment income	465.2	445.3	435.3
Net capital gains	2.2	11.5	9.3
Total revenues	2,337.2	2,144.5	2,062.0
Benefits and expenses:
Benefits to policyholders	1,392.3	1,291.2	1,297.8
Interest credited	84.0	76.5	75.0
Operating expenses	340.6	298.5	275.3
Commissions and bonuses	168.5	154.4	144.1
Premium taxes	32.0	29.4	24.6
Interest expense	18.0	17.7	17.5
Net increase in deferred acquisition costs and value of business acquired	(23.8)	(15.2)	(12.1)
Total benefits and expenses	2,011.6	1,852.5	1,822.2
Income before income taxes	325.6	292.0	239.8
Income taxes	114.5	92.6	83.5
Net income	211.1	199.4	156.3
Other comprehensive income (loss), net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	(67.5)	(13.3)	15.5
Reclassification adjustment for net capital gains included in net income, net	(8.8)	(10.9)	(2.6)
Total	(76.3)	(24.2)	12.9
Comprehensive income	$134.8	$175.2	$169.2

Net income per common share:
Basic	$3.81	$3.49	$2.70
Diluted	3.76	3.45	2.66

Weighted-average common shares outstanding:
Basic	55,465,215	57,192,206	57,979,100
Diluted	56,076,666	57,838,188	58,669,118

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.	35

Part II

Consolidated Balance Sheets

December 31 (Dollars in millions)	2005	2004
ASSETS
Investments:
Fixed maturity securities	$4,613.2	$4,412.5
Commercial mortgage loans, net	3,243.7	2,948.2
Real estate, net	77.7	72.2
Policy loans	4.0	4.2
Total investments	7,938.6	7,437.1
Cash and cash equivalents	53.2	45.3
Premiums and other receivables	81.5	77.8
Accrued investment income	85.6	82.7
Amounts recoverable from reinsurers	897.7	887.9
Deferred acquisition costs and value of business acquired, net	245.3	218.8
Property and equipment, net	86.7	78.3
Other assets	54.5	45.5
Separate account assets	3,007.6	2,338.6
Total assets	$12,450.7	$11,212.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$4,689.3	$4,484.6
Other policyholder funds	2,649.3	2,400.9
Deferred tax liabilities	73.6	115.1
Short-term debt	2.0	0.2
Long-term debt	260.1	258.1
Other liabilities	355.0	213.4
Separate account liabilities	3,007.6	2,338.6
Total liabilities	11,036.9	9,810.9
Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 54,712,936 and 56,889,678 shares issued at December 31, 2005 and 2004, respectively	530.3	618.2
Accumulated other comprehensive income	59.8	136.1
Retained earnings	823.7	646.8
Total shareholders’ equity	1,413.8	1,401.1
Total liabilities and shareholders’ equity	$12,450.7	$11,212.0

See Notes to Consolidated Financial Statements.

36	StanCorp Financial Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In millions – except share data)	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2003	58,370,552	$665.3	$147.4	$339.9	$1,152.6
Net Income	—	—	—	156.3	156.3
Other comprehensive income, net of tax	—	—	12.9	—	12.9
Common stock:
Repurchased	(371,400)	(9.3)	—	—	(9.3)
Issued to directors	6,162	0.2	—	—	0.2
Issued under employee stock plans, net	596,132	17.2	—	—	17.2
Dividends declared on common stock	—	—	—	(20.4)	(20.4)
Balance, December 31, 2003	58,601,446	673.4	160.3	475.8	1,309.5
Net income	—	—	—	199.4	199.4
Other comprehensive loss, net of tax	—	—	(24.2)	—	(24.2)
Common stock:
Repurchased	(2,357,800)	(74.7)	—	—	(74.7)
Issued to directors	5,378	0.2	—	—	0.2
Issued under employee stock plans, net	640,654	19.3	—	—	19.3
Dividends declared on common stock	—	—	—	(28.4)	(28.4)
Balance, December 31, 2004	56,889,678	618.2	136.1	646.8	1,401.1
Net income	—	—	—	211.1	211.1
Other comprehensive loss, net of tax	—	—	(76.3)	—	(76.3)
Common stock:
Repurchased	(2,666,000)	(106.4)	—	—	(106.4)
Issued to directors	4,210	0.2	—	—	0.2
Issued under employee stock plans, net	485,048	18.6	—	—	18.6
Cost of common stock split	—	(0.3)	—	—	(0.3)
Dividends declared on common stock	—	—	—	(34.2)	(34.2)
Balance, December 31, 2005	54,712,936	$530.3	$59.8	$823.7	$1,413.8

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.	37

Part II

Consolidated Statements of Cash Flows

Years Ended December 31 (In millions)	2005	2004	2003
Operating:
Net income	$211.1	$199.4	$156.3
Net realized capital losses	2.5	0.2	2.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.8	80.3	70.6
Deferral of acquisition costs and value of business acquired	(61.6)	(57.7)	(46.6)
Deferred income taxes	0.9	(24.6)	(18.3)
Changes in other assets and liabilities:
Receivables and accrued income	(16.2)	(20.0)	3.3
Future policy benefits and claims	204.7	189.7	180.0
Other, net	(5.1)	37.5	(10.6)
Net cash provided by operating activities	407.1	404.8	337.4
Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	537.5	594.5	564.0
Commercial mortgage loans	753.6	627.6	597.9
Real estate	1.2	2.2	3.5
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(880.1)	(534.0)	(948.9)
Commercial mortgage loans	(1,049.6)	(1,263.4)	(930.6)
Real estate	(6.7)	(0.1)	(20.6)
Other investments	(0.2)	(2.0)	—
Acquisition of property and equipment	(20.6)	(19.5)	(8.9)
Net cash used in investing activities	(664.9)	(594.7)	(743.6)
Financing:
Policyholder fund deposits	1,405.5	1,321.6	1,141.3
Policyholder funds withdrawals	(1,157.1)	(1,021.0)	(905.5)
Short-term debt	1.8	(2.5)	2.5
Long-term debt	2.0	(6.9)	13.0
Third party interest in a limited liability company	143.2	—	—
Issuance of common stock	10.9	12.6	12.3
Repurchase of common stock	(106.4)	(74.7)	(9.3)
Dividends paid on common stock	(34.2)	(28.4)	(20.4)
Net cash provided by financing activities	265.7	200.7	233.9
Increase (decrease) in cash and cash equivalents	7.9	10.8	(172.3)
Cash and cash equivalents, beginning of year	45.3	34.5	206.8
Cash and cash equivalents, end of year	$53.2	$45.3	$34.5
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$101.1	$94.8	$104.7
Income taxes	99.2	126.2	110.6
Non-cash transactions:
Transfer of debt and real estate in partnership dissolution	—	7.0	—

See Notes to Consolidated Financial Statements.

38	StanCorp Financial Group, Inc.

Notes to Consolidated Financial Statements

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, principles of consolidation, and basis of presentation

StanCorp is a leading provider of employee benefit products and services serving the life and disability insurance needs of employer groups and individuals. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states. We also provide accidental death and dismemberment (“AD&D”), dental insurance, annuity products, retirement plan products and services and investment advisory services. Our mortgage business originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and for sale to institutional investors. We operate through three segments: Employee Benefits, Individual Insurance and Retirement Plans, each of which is described below.

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

Standard, our largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance and provides retirement plan products and services. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia, and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000, and provides group long term and short term disability, life, AD&D, and dental insurance in New York.

StanCorp Mortgage Investors originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors.

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory services to our retirement plan clients and other individuals. It also provides investment management services to third parties and subsidiaries of StanCorp.

StanCorp Equities is a licensed broker-dealer. For the sale of registered contracts, a broker-dealer must serve as principal underwriter and distributor, providing supervision and oversight that is required by the National Association of Securities Dealers. Standard has developed a registered contract to expand its market to 403(b) plans, 457 tax-exempt plans and nonqualified deferred compensation plans of private employers. StanCorp Equities is the principal underwriter and distributor of registered contracts for Standard.

Certain subsidiaries of StanCorp have interests in low-income housing investments. Individually, the interests in these subsidiaries do not represent a significant subsidiary pursuant to the definition in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” nor do they meet the requirements for consolidation. The total equity investment in these interests approximated $21 million and $19 million at December 31, 2005 and 2004, respectively.

Minority interest related to consolidated entities included in other liabilities was $143.7 million at December 31, 2005, and $0.6 million at December 31, 2004. The increase was due to the establishment of a new subsidiary, which invests in commercial mortgage loans originated by StanCorp Mortgage Investors.

The consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated. Certain 2004 and 2003 amounts have been reclassified to conform to the current presentation. Contract administration fees in the Retirement Plans segment, fees on administrative services only contracts in the Employee Benefits segment and administration fees from our mortgage loan and investment advisory companies have been reclassified to administrative fees in revenues. These fees were formerly included in premiums, other revenue and net investment income, respectively.

On November 14, 2005, the Board declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% common stock dividend. All shareholders of record on November 25, 2005 received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on December 9, 2005. All share and per share amounts in the accompanying consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.

StanCorp Financial Group, Inc.	39

Part II

Use of estimates

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (the “critical accounting policies”) are those used in determining impairments, the reserves for future policy benefits and claims, deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

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

A permanent impairment is generally recognized on a security if its market value falls below 80% of its book value for six months or longer, or it is determined that the value will not recover. During the six month period, or as long as the holding is valued below 80% of its book value, the holding is watched for potential permanent impairment. At December 31, 2005, we held no issues that had market values below 80% of their book value.

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

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method, with property lives varying from 30 to 40 years. Accumulated depreciation for real estate totaled $31.9 million and $29.8 million at December 31, 2005 and 2004, respectively. Real estate acquired in satisfaction of debt is recorded at the lower of cost or fair value less estimated costs to sell and is depreciated consistently with real estate held for investment.

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Cash equivalents

Cash equivalents include investments purchased with original maturities, at the time of acquisition, of three months or less.

Deferred acquisition costs

Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. The amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $165.8 million and $132.5 million at December 31, 2005 and 2004, respectively.

40	StanCorp Financial Group, Inc.

The following table sets forth income statement activity for DAC for the years ended December 31:

(In millions)	2005	2004	2003
Deferred	$61.6	$57.7	$46.6
Amortized	(31.0)	(28.1)	(20.1)
Net increase in deferred acquisition costs	$30.6	$29.6	$26.5

Value of business acquired

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. VOBA is amortized in proportion to future premiums or expected future profitability as appropriate. If actual premiums or future profitability is inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life Insurance Company (“Minnesota Life”) block of business reinsured, the amortization period is up to 30 years. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is 23 years. The VOBA associated with the Teachers Insurance and Annuity Association of America (“TIAA”) is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits.

The following table reconciles VOBA and intangible assets, including the intangible asset for the marketing agreement with Minnesota Life, for the years ended December 31:

(In millions)	2005	2004	2003
Balance at January 1	$86.3	$100.7	$115.1
Amortization	(6.8)	(14.4)	(14.4)
Balance at December 31	$79.5	$86.3	$100.7

The estimated net amortization of VOBA and intangible assets for each of the next five years is as follows:

(In millions)	Amount
2006	$7.3
2007	6.9
2008	7.1
2009	5.7
2010	6.3

Property and equipment, net

The following table sets forth the major classifications of the Company’s property and equipment, and accumulated depreciation at December 31:

(In millions)	2005	2004
Home office properties	$96.8	$96.6
Office furniture and equipment	100.0	80.7
Leasehold improvements	6.3	5.7
Subtotal	203.1	183.0
Less: accumulated depreciation	116.4	104.7
Property and equipment, net	$86.7	$78.3

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation of property and equipment using the half-year straight-line method over the estimated useful lives, which are generally 40 years for properties, and from three to ten years for equipment. Leasehold improvements are amortized over the estimated useful life of the asset, not to exceed the life of the lease. Depreciation expense for 2005, 2004 and 2003 was $12.7 million, $12.5 million and $12.1 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased approximately 40.6%, 41.6% and 41.8% of the home office properties at December 31, 2005, 2004 and 2003, respectively. Income from the leases is included in net investment income.

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

StanCorp Financial Group, Inc.	41

Part II

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

Recognition of premiums

Premiums from group life and group and individual disability contracts are recognized as revenue when due. Investment-type contract fee revenues consist of charges for policy administration and surrender charges assessed during the period. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets. Experience rated refunds are computed in accordance with the terms of the contracts with certain group policyholders and are accounted for as an adjustment to premiums.

Income taxes

The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Income taxes for 2004 were reduced approximately $7 million related to the favorable resolution of uncertainties related to the Internal Revenue Service examination of the Company’s tax years through 2001, and favorable outcomes on state tax return matters. At December 31, 2005, years open for audit by the Internal Revenue Service were 2002 through 2005.

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

(In millions)	2005	2004	2003
Increase (decrease) in unrealized capital gains on securities available-for-sale, net	$(104.9)	$(21.3)	$24.2
Less: tax effects	(37.4)	(8.0)	8.7
Change in unrealized capital gains (losses) on securities available-for-sale, net of tax	(67.5)	(13.3)	15.5
Adjustment for realized capital gains, net	(13.8)	(17.0)	(4.0)
Less: tax effects	(5.0)	(6.1)	(1.4)
Adjustment for realized capital gains, net of tax	(8.8)	(10.9)	(2.6)
Total	$(76.3)	$(24.2)	$12.9

The 2004 change in unrealized capital gains on securities available-for-sale, net of tax included $1.1 million for the increase in the unfunded liability of the non-qualified supplemental retirement plan. There was no material change in the unfunded liability for 2005.

Stock-based compensation

The Company has in effect three stock-based employee compensation plans. See “Note 12, Stock-Based Compensation.” Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from one to four years. Therefore, the cost related to stock-based employee compensation included in the determination of

42	StanCorp Financial Group, Inc.

net income for 2005 and prior years is less than that which would have been recognized if the fair value based method had been applied to all awards since the first options were granted in 1999. The following table sets forth the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the years ended December 31:

(In millions—except share data)	2005	2004	2003
Net income, as reported	$211.1	$199.4	$156.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.9	2.3	1.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.8)	(3.5)	(3.7)
Pro forma net income	$210.2	$198.2	$154.1
Net income per share:
Basic—as reported	$3.81	$3.49	$2.70
Basic—pro forma	3.79	3.47	2.66
Diluted—as reported	3.76	3.45	2.66
Diluted—pro forma	3.75	3.43	2.63

For purposes of determining the pro forma expense, the fair value of each option was estimated using the Black-Scholes option pricing model as of the grant date, with the following assumptions for the years ended December 31:

	2005	2004	2003
Dividend yield	1.27%	1.27%	0.74%
Expected stock price volatility	26.1	30.3	33.0
Risk-free interest rate	3.8	3.8	3.4
Expected option lives	5.0 years	5.5 years	6.5 years

New And Adopted Accounting Pronouncements

On December 16, 2004, the FASB issued Financial Accounting Standard (“FAS”) No.123(R), Share Based Payment, which amends FAS No.123 and FAS No.95, Statement of Cash Flows, effective for fiscal years beginning after June 15, 2005. The FASB also issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, Classification and Measurements of Freestanding Financial Instruments Originally Issued In Exchange for Employee Services under FASB Statement No. 123(R) on August 31, 2005, FSP No. FAS 123(R)-2, Practical Exception to the Application of Grant Date as Defined in FASB Statement No. 123(R) on October 18, 2005, and FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards on November 10, 2005, which are all effective upon the adoption of FAS No. 123(R) or the effective date of the FSP, whichever is later. The statement and related FSP’s require compensation costs related to share-based payment transactions be recognized in operating expense, including grants prior to 2003 when the Company began to expense option grants (the “modified prospective” method). The use of the modified prospective method will result in projected additional pre-tax expense of approximately $0.2 million in 2006. The Company adopted FAS No. 123(R) effective January 1, 2006.

On September 19, 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications of Exchanges of Insurance Contracts, effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP defines an internal replacement as modifications in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election of a feature or coverage within an existing contract. Accounting treatment for such replacements depends on whether the replacement contract is considered substantially changed from the original. A substantial change requires treating the new contract as an extinguishment of the original, with all unamortized DAC, unearned revenue liabilities and deferred sales inducement assets from the replaced contract no longer deferred. The Company currently eliminates any unamortized DAC for all replaced business, and is evaluating the remaining potential financial statement effect of SOP 05-1, if any.

On November 3, 2005, the FASB issued FSP No. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP, effective for reporting periods beginning after December 15, 2005, outlines a three-step model for identifying and accounting for investment impairments. (1) Determine whether an investment is impaired by comparing its cost at the individual security level to its fair market value. (2) Evaluate whether the impairment is other than temporary by applying existing guidance such as SEC Staff Accounting Bulletin Topic 5M, Other than Temporary Impairments of Certain Investments in Debt and Equity Securities. Then, (3) if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value at the period end date. In periods after recognition of an impairment loss on a debt security, the security should be accounted for as if it had been purchased on the impairment measurement date with the discount or reduced premium, based on the new cost basis, amortized over the remaining life of the security. The FSP carries forward the disclosure requirements of the Emerging Issue Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which have been included in the Notes to

StanCorp Financial Group, Inc.	43

Part II

Consolidated Financial Statements since December 31, 2003, using the rules of the approved portions of the EITF 03-1 at that time. No additional financial statement impact is expected upon adoption of the FSP in 2006.

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

	2005	2004	2003
Net income (in millions)	$211.1	$199.4	$156.3
Basic weighted-average common shares outstanding	55,465,215	57,192,206	57,979,100
Stock options	551,301	519,144	481,904
Restricted stock	60,150	126,838	208,114
Diluted weighted-average common shares outstanding	56,076,666	57,838,188	58,669,118
Net income per diluted common share	$3.76	$3.45	$2.66

3. SEGMENTS

We operate through three segments: Employee Benefits, Individual Insurance and Retirement Plans. Resources are allocated and performance is evaluated at the segment level. The Employee Benefits segment sells group disability and life insurance, group dental insurance, and AD&D insurance. The Individual Insurance segment sells disability insurance and fixed-rate annuities to individuals. The Retirement Plans segment offers full-service 401(k), 457, defined benefit, money purchase pension, and profit sharing plan products and services to small and medium sized employers. In 2005, this segment began offering 403(b) and non-qualified deferred compensation products through an affiliated broker-dealer.

Prior to 2006, Other included financial service businesses that are generally non-insurance related. These included StanCorp Mortgage Investors, our commercial mortgage lending business, StanCorp Investment Advisers, our registered investment adviser, and StanCorp Equities, our licensed broker-dealer, which serves as the principal underwriter and distributor of registered contracts for Standard. This category also included net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes, and adjustments made in consolidation.

StanCorp Mortgage Investors serviced $3.10 billion and $2.95 billion in commercial mortgage loans for subsidiaries of StanCorp at December 31, 2005 and 2004, respectively. Commercial mortgage loans serviced for other institutional investors totaled $1.14 billion and $747.9 million at December 31, 2005 and 2004, respectively, and associated capitalized mortgage servicing rights totaled $3.3 million and $2.1 million at December 31, 2005 and 2004, respectively.

For fiscal year 2006, we are realigning our businesses into two operating segments. Our individual disability business, which has been included in the Individual Insurance segment, is being added to our Employee Benefits segment to combine our traditional insurance lines of business into an Insurance Services segment. We are also combining our asset management and accumulation businesses, which have been reported in the Individual Insurance and Retirement Plans segments and Other, into an Asset Management segment. Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes, and adjustments made in consolidation will continue to be reflected in “Other.”

44	StanCorp Financial Group, Inc.

The following tables set forth select segment information at or for the years ended December 31:

(In millions)	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
2005:
Revenues:
Premiums	$1,707.0	$118.2	$1.3	$—	$1,826.5
Administrative fees	8.5	0.3	31.6	2.9	43.3
Net investment income	255.1	114.5	64.6	31.0	465.2
Net capital gains	—	—	—	2.2	2.2
Total revenues	1,970.6	233.0	97.5	36.1	2,337.2
Benefits and expenses:
Benefits to policyholders	1,286.3	99.1	6.9	—	1,392.3
Interest credited	8.1	40.4	35.5	—	84.0
Operating expenses	259.8	31.5	34.1	15.2	340.6
Commissions and bonuses	114.1	38.1	16.3	—	168.5
Premium taxes	29.6	2.4	—	—	32.0
Interest expense	—	—	—	18.0	18.0
Net increase in deferred acquisition costs and value of business acquired	(0.6)	(17.0)	(6.2)	—	(23.8)
Total benefits and expenses	1,697.3	194.5	86.6	33.2	2,011.6
Income before income taxes	$273.3	$38.5	$10.9	$2.9	$325.6
Total assets	$4,756.7	$2,967.5	$4,221.1	$505.4	$12,450.7
2004:
Revenues:
Premiums	$1,556.5	$94.9	$2.6	$—	$1,654.0
Administrative fees	6.6	0.3	24.7	2.1	33.7
Net investment income	253.4	112.7	58.7	20.5	445.3
Net capital gains	—	—	—	11.5	11.5
Total revenues	1,816.5	207.9	86.0	34.1	2,144.5
Benefits and expenses:
Benefits to policyholders	1,200.6	83.0	7.6	—	1,291.2
Interest credited	4.5	39.4	32.6	—	76.5
Operating expenses	230.9	28.8	30.5	8.3	298.5
Commissions and bonuses	105.6	36.0	12.8	—	154.4
Premium taxes	27.2	2.2	—	—	29.4
Interest expense	—	—	—	17.7	17.7
Net (increase) decrease in deferred acquisition costs and value of business acquired	5.7	(15.5)	(5.4)	—	(15.2)
Total benefits and expenses	1,574.5	173.9	78.1	26.0	1,852.5
Income before income taxes	$242.0	$34.0	$7.9	$8.1	$292.0
Total assets	$4,709.1	$2,920.8	$3,384.5	$197.6	$11,212.0

(In millions)	Employee Benefits	Individual Insurance	Retirement Plans	Other	Total
2003:
Revenues:
Premiums	$1,500.6	$85.4	$3.0	$—	$1,589.0
Administrative fees	6.1	0.3	20.3	1.7	28.4
Net investment income	253.9	109.3	56.1	16.0	435.3
Net capital gains	—	—	—	9.3	9.3
Total revenues	1,760.6	195.0	79.4	27.0	2,062.0
Benefits and expenses:
Benefits to policyholders	1,215.0	75.0	7.8	—	1,297.8
Interest credited	4.9	36.1	34.0	—	75.0
Operating expenses	213.5	27.2	27.8	6.8	275.3
Commissions and bonuses	103.4	31.0	9.7	—	144.1
Premium taxes	23.6	1.0	—	—	24.6
Interest expense	—	—	—	17.5	17.5
Net (increase) decrease in deferred acquisition costs and value of business acquired	5.8	(12.7)	(5.2)	—	(12.1)
Total benefits and expenses	1,566.2	157.6	74.1	24.3	1,822.2
Income before income taxes	$194.4	$37.4	$5.3	$2.7	$239.8
Total assets	$4,482.1	$2,701.2	$2,606.4	$192.0	$9,981.7

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth carrying amounts and estimated fair values for financial instruments at December 31:

	2005		2004
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Investments:
Investment securities	$4,613.2	$4,613.2	$4,412.5	$4,412.5
Commercial mortgage loans, net	3,287.6	3,243.7	3,083.4	2,948.2
Policy loans	4.0	4.0	4.2	4.2
Liabilities:
Total other policyholder funds, investment types contracts	$2,255.8	$2,286.9	$2,042.4	$2,061.0
Long-term debt	281.3	260.1	282.8	258.1

Investments

The fair values of investment securities were based on quoted market prices, where available, or on values obtained from independent pricing services. The fair values of commercial mortgage loans were estimated using option adjusted valuation discount rates. The carrying values of

StanCorp Financial Group, Inc.	45

Part II

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

5. INVESTMENT SECURITIES

The following table sets forth amortized cost and estimated fair values of investment securities available-for-sale at December 31:

	2005
(In millions)	Amortized Cost	Unrealized Estimated		Estimated Fair Value
		Gains	Losses
Available-for-sale:
U.S. government and agency bonds	$429.3	$18.4	$1.9	$445.8
Bonds of states and political subdivisions of the U.S.	93.1	3.0	0.7	95.4
Foreign government bonds	15.8	0.2	—	16.0
Corporate bonds	3,980.0	113.4	37.4	4,056.0
Total investment securities	$4,518.2	$135.0	$40.0	$4,613.2

	2004
(In millions)	Amortized Cost	Unrealized Estimated		Estimated Fair Value
		Gains	Losses
Available-for-sale:
U.S. government and agency bonds	$383.1	$21.6	$0.2	$404.5
Bonds of states and political subdivisions of the U.S.	90.4	4.7	0.4	94.7
Foreign government bonds	24.4	0.8	—	25.2
Corporate bonds	3,697.7	198.7	8.3	3,888.1
Total investment securities	$4,195.6	$225.8	$8.9	$4,412.5

The following table sets forth the contractual maturities of investment securities available-for-sale at December 31:

	2005		2004
(In millions)	Amortized Value	Estimated Fair Value	Amortized Value	Estimated Fair Value
Available-for-sale
Due in 1 year or less	$263.4	$264.8	$274.9	$279.2
Due in 1-5 years	1,582.9	1,598.3	1,412.3	1,483.0
Due in 5-10 years	1,672.5	1,679.9	1,441.4	1,499.9
Due after 10 years	999.4	1,070.2	1,067.0	1,150.4
Total investment securities	$4,518.2	$4,613.2	$4,195.6	$4,412.5

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds represent 2.0%, or $92.2 million, of our investment securities.

The following table sets forth net investment income summarized by type of investment for the years ended December 31:

(In millions)	2005	2004	2003
Investment securities available-for-sale	$248.0	$251.0	$253.8
Commercial mortgage loans	223.9	200.7	188.2
Real estate	5.0	6.4	4.6
Policy loans	0.2	0.3	0.3
Other	4.1	1.6	2.3
Gross investment income	481.2	460.0	449.2
Investment expenses	(16.0)	(14.7)	(13.9)
Net investment income	$465.2	$445.3	$435.3

The following table sets forth capital gains (losses) for the years ended December 31:

(In millions)	2005	2004	2003
Gains:
Investment securities available-for-sale	$7.1	$10.2	$12.3
Commercial mortgage loans	4.7	0.9	1.3
Real estate	—	1.9	1.9
Gross capital gains	11.8	13.0	15.5
Losses:
Investment securities available-for-sale	(8.9)	(1.5)	(6.2)
Real estate	(0.7)	—	—
Gross capital losses	(9.6)	(1.5)	(6.2)
Net capital gains	$2.2	$11.5	$9.3

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.4 million and $5.5 million at December 31, 2005 and 2004, respectively.

46	StanCorp Financial Group, Inc.

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

			Aging
	At December 31, 2005		Less Than 12 Months		12 or More Months
	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
U.S. government and agency bonds	59	$(1.9)	51	$(1.6)	8	$(0.3)
Bonds of state and political subdivisions of the U.S.	29	(0.7)	21	(0.3)	8	(0.4)
Corporate Bonds	1,470	(37.4)	1,266	(27.8)	204	(9.6)
	1,558	$(40.0)	1,338	$(29.7)	220	$(10.3)
Fair market value of securities with unrealized losses:
U.S. government and agency bonds	59	$98.7	51	$89.6	8	$9.1
Bonds of states and political subdivisions of the U.S.	29	36.0	21	26.5	8	9.5
Corporate Bonds	1,470	1,709.9	1,266	1,468.2	204	241.7
	1,558	$1,844.6	1,338	$1,584.3	220	$260.3

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

			Aging
	At December 31, 2004		Less Than 12 Months		12 or More Months
	Number	Amount	Number	Amount	Number	Amount

Unrealized losses:
U.S. government and agency bonds	15	$(0.2)	15	$(0.2)	—	$—
Bonds of state and political subdivisions of the U.S.	11	(0.4)	11	(0.4)	—	—
Corporate Bonds	441	(8.3)	436	(8.1)	5	(0.2)
	467	$(8.9)	462	$(8.7)	5	$(0.2)
Fair market value of securities with unrealized losses:
U.S. government and agency bonds	15	$20.0	15	$20.0	—	$—
Bonds of states and political subdivisions of the U.S.	11	16.2	11	16.2	—	—
Corporate Bonds	441	476.5	436	474.4	5	2.1
	467	$512.7	462	$510.6	5	$2.1

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

	2005		2004
(Dollars in millions)	Amount	Percent	Amount	Percent
California	$1,011.0	31.2%	$981.6	33.3%
Texas	316.3	9.7	274.2	9.3
Florida	126.4	3.9	110.2	3.7
Georgia	109.2	3.4	87.6	3.0
Oregon	97.7	3.0	118.3	4.0
Other	1,583.1	48.8	1,376.3	46.7
Total commercial mortgage loans	$3,243.7	100.0%	$2,948.2	100.0%

Commercial mortgage loans in California account for 31.2% of our commercial mortgage loan portfolio at

December 31, 2005. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on

StanCorp Financial Group, Inc.	47

Part II

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

Commercial mortgage loans foreclosed and transferred to real estate were $1.3 million for 2005. There were no commercial mortgage loans foreclosed and transferred to real estate during 2004. At December 31, 2005, we had commercial mortgage loans totaling $0.3 million that were more than sixty days delinquent and in the process of foreclosure. At December 31, 2004, we had commercial mortgage loans totaling $7.5 million that were more than sixty days delinquent and in the process of foreclosure, most of which were subsequently reinstated. The following table sets forth commercial mortgage loan valuation and allowance provisions at December 31:

(In millions)	2005	2004	2003
Balance at beginning of the year	$2.3	$2.6	$4.0
Provisions (recapture)	0.2	(0.3)	(1.4)
Net amount written off	—	—	—
Balance at end of the year	$2.5	$2.3	$2.6

7. LIABILITY FOR UNPAID CLAIMS, CLAIMS ADJUSTMENT EXPENSES AND OTHER POLICYHOLDER FUNDS

The liability for unpaid claims, claims adjustment expenses and other policyholder funds includes liabilities for insurance offered on products such as group long term and short term disability, individual disability, group dental, and group AD&D. The liability for unpaid claims and claim adjustment expenses is included in future policy benefits and claims in the consolidated balance sheets. The following table sets forth the change in the liabilities for unpaid claims and claim adjustment expenses for the years ended December 31:

(In millions)	2005	2004	2003
Balance, beginning of year	$2,958.1	$2,833.2	$2,705.1
Less: reinsurance recoverable	(4.9)	(4.1)	(2.9)
Net balance, beginning of year	2,953.2	2,829.1	2,702.2
Incurred related to:
Current year	944.1	907.8	889.7
Prior years	46.3	7.0	(2.1)
Total incurred	990.4	914.8	887.6
Paid related to:
Current year	(269.3)	(250.4)	(235.2)
Prior years	(580.1)	(540.3)	(525.5)
Total paid	(849.4)	(790.7)	(760.7)
Net balance, end of year	3,094.2	2,953.2	2,829.1
Plus: reinsurance recoverable	5.2	4.9	4.1
Balance, end of year	$3,099.4	$2,958.1	$2,833.2

Other policyholder funds at December 31, 2005, 2004 and 2003 included $1,142.6 million, $954.9 million and $818.1 million, respectively, of employer-sponsored defined contribution and benefit plans funds, and $986.7 million, $938.4 million and $776.5 million, respectively, of individual fixed-rate annuity funds.

8. LONG-TERM DEBT

The following table sets forth the Company’s long-term debt at December 31:

(In millions)	2005	2004
Long-term debt:
Senior notes	$250.0	$250.0
Other long-term borrowings	10.1	8.1
Total long-term debt	$260.1	$258.1

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002 and expires on December 1, 2008, registering common stock, preferred stock, debt securities and warrants. On September 25, 2002, we completed an initial public debt offering of $250 million of 6.875%, 10-year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October.

48	StanCorp Financial Group, Inc.

9. INCOME TAXES

The provision for income taxes was as follows for the years ended December 31:

(In millions)	2005	2004	2003
Current	$113.6	$117.2	$101.8
Deferred	0.9	(24.6)	(18.3)
Total income taxes	$114.5	$92.6	$83.5

The difference between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded tax expense is reconciled as follows:

(In millions)	2005	2004	2003
Tax at federal corporate rate of 35%	$113.9	$102.2	$83.9
Increase (decrease) in rate resulting from:
Tax exempt interest	(0.4)	(0.6)	(0.5)
Dividend received deduction	(1.6)	(2.5)	(0.7)
State income taxes, net of federal benefit	3.3	3.0	3.7
Uncertainties and adjustments	0.7	(8.3)	(1.4)
Other	(1.4)	(1.2)	(1.5)
Total income taxes	$114.5	$92.6	$83.5

The tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability was as follows at December 31:

(In millions)	2005	2004	2003
Policyholder liabilities	$17.7	$9.1	$—
Deferred gain on disposal of block of business	1.4	1.5	1.6
Retirement Plans for employees	7.4	9.3	4.6
Loss carryforwards	3.9	—	—
Other	0.9	—	0.6
Total deferred tax assets	31.3	19.9	6.8
Less valuation allowance	0.9	—	—
Net deferred tax assets	30.4	19.9	6.8
Investments	9.3	10.0	19.9
Net unrealized capital gains	34.0	76.5	89.9
Policyholder liabilities	—	—	5.7
Capitalized software	8.9	7.2	3.3
Deferred policy acquisition costs	48.9	40.9	41.7
Other	2.9	0.4	—
Total deferred tax liabilities	104.0	135.0	160.5
Net deferred tax liability	$73.6	$115.1	$153.7

The Company is carrying forward a net operating loss of $11.0 million that originated in the parent company and The Standard Life Insurance Company of New York. The loss will be used in future years to offset taxable income from those entities to the degree allowed by the Internal Revenue Code. If unutilized, $2.3 million would expire in 2024, $2.5 million would expire in 2025 and $6.2 million would expire in 2026.

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

The Company uses a December 31 measurement date for the plans. The following table provides a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of assets and the funded status at December 31:

(In millions)	2005	2004	2003
Change in benefit obligation:
Projected benefit obligation at beginning of year	$(184.7)	$(152.9)	$(139.7)
Service cost	(7.6)	(6.3)	(5.1)
Interest cost	(11.2)	(10.1)	(9.0)
Amendments	—	—	4.4
Actuarial loss	(4.7)	(19.3)	(7.1)
Benefits paid	4.1	3.9	3.6
Projected benefit obligation at end of year	(204.1)	(184.7)	(152.9)
Change in plan assets:
Fair value of plan assets at beginning of year	157.2	148.2	121.3
Actual gain on plan assets	12.5	13.1	19.2
Employer contributions	26.0	—	11.5
Benefits paid and estimated expenses	(4.3)	(4.1)	(3.8)
Fair value of plan assets at end of year	191.4	157.2	148.2
Funded status	(12.7)	(27.5)	(4.7)
Unrecognized net transition asset	(0.2)	(0.4)	(0.6)
Unrecognized net actuarial loss	42.3	40.2	23.9
Unrecognized prior service cost	(2.9)	(3.2)	(3.5)
Prepaid benefit cost	$26.5	$9.1	$15.1

Prepaid benefit costs of $26.5 million, $9.1 million and $15.1 million were recognized in the balance sheets at December 31, 2005, 2004 and 2003, respectively.

A minimum pension liability adjustment is required when the actuarial present value of the accumulated benefit obligation exceeds plan assets. The plan assets of our plans exceed the accumulated benefit obligation. The following table summarizes the projected and accumulated benefit obligations and the fair value of assets for our plans at December 31:

(In millions)	2005	2004	2003
Projected benefit obligation	$204.1	$184.7	$152.9
Accumulated benefit obligation	173.9	157.2	130.1
Fair value of assets	191.4	157.2	148.2

StanCorp Financial Group, Inc.	49

Part II

Plan assets

The following table sets forth the Company’s target and actual weighted-average asset allocations for defined benefit pension plans at December 31:

		2005	2004
(In millions)	Target Allocations	Percentage of Plan Assets
Asset Category:
Equity securities	50.0%	51.4%	52.5%
Debt securities	50.0	48.6	47.5
Total	100.0%	100.0%	100.0%

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

The following table sets forth net periodic benefit cost and obligation assumptions used in the measurement of the benefit obligations for the years ended December 31:

(In millions)	2005	2004	2003
Service cost	$7.7	$6.3	$5.1
Interest cost	11.2	10.1	9.0
Expected return on plan assets	(12.1)	(11.2)	(9.3)
Amortization of unrecognized net transition asset	(0.2)	(0.2)	(0.2)
Amortization of prior service cost	(0.3)	(0.3)	(0.3)
Amortization of net actuarial loss	2.3	1.0	0.8
Net periodic benefit cost	$8.6	$5.7	$5.1
Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	7.58	7.65	7.65
Rate of compensation increase (Home Office Plan)	4.50	4.50	5.00
Assumption used to determine benefit obligations:
Discount rate	5.75%	5.75%	6.25%
Rate of compensation increase (Home Office Plan)	4.50	4.50	5.00

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

Equity securities in the employee pension plan portfolio totaled $90.1 million and $74.3 million at December 31, 2005 and 2004, respectively. The plan held no StanCorp securities as plan assets at December 31, 2005 and 2004.

In 2005, the Company contributed $26.0 million to the plans, increasing the prepaid benefit cost. The Company is not obligated to make any contributions to its pension plans for 2006.

The expected benefit payments for the Company’s pension plans are as follows for the years indicated:

(In millions)
2006	$4.7
2007	5.1
2008	5.5
2009	6.2
2010	6.8
2011 – 2015	48.6

Deferred compensation plans

Substantially all eligible employees are covered by qualified deferred compensation plans under which a portion of the employee contribution is matched. Employees hired after January 1, 2003, are eligible for an additional non-elective employer contribution. Non-elective employer contributions made to the existing deferred compensation plan are intended in lieu of participation in Standard’s defined benefit pension plan. Standard’s contributions to the plan for 2005, 2004 and 2003 were $5.9 million, $5.2 million and $3.1 million, respectively.

Eligible executive officers are covered by a non-qualified supplemental retirement plan. The accrued benefit cost was $12.7 million and $11.7 million at December 31, 2005 and 2004, respectively. Expenses were $1.6 million, $1.4 million and $1.4 million for 2005, 2004 and 2003, respectively. As of December 31, 2005, an additional liability of $1.1 million, net of tax, was recognized and reported in accumulated other comprehensive income.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation may be matched. The liability for the plans was $7.8 million and $8.2 million at December 31, 2005 and 2004, respectively.

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically, and are based

50	StanCorp Financial Group, Inc.

on retirees’ length of service and age at retirement. Effective January 1, 2006, participation in the postretirement benefit plan will be limited to employees who either have reached the age of 40 as of January 1, 2006, or whose combined age and length of service are equal to or greater than 45 years as of January 1, 2006. The reduction in postretirement benefits did not have a material impact on our financial statements.

The Company uses a December 31 measurement date for the postretirement benefit plan. The following table provides a reconciliation of the changes in the postretirement plan’s accumulated benefit obligations, fair value of assets and the funded status for the years ended December 31:

(In millions)	2005	2004	2003
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$(27.6)	$(27.5)	$(32.6)
Service cost	(1.2)	(1.4)	(1.5)
Interest cost	(1.1)	(1.5)	(1.6)
Amendments	—	—	7.3
Actuarial gain	5.9	2.1	0.4
Benefits paid	0.4	0.6	0.5
Curtailment	1.1	—	—
Accumulated postretirement benefit obligation at end of year	(22.5)	(27.7)	(27.5)
Change in postretirement plan assets:
Fair value of plan assets at beginning of year	14.9	14.3	12.2
Actual gain on plan assets	0.4	0.6	1.6
Employer contributions	0.5	0.6	1.0
Benefits paid and estimated expenses	(0.5)	(0.6)	(0.5)
Fair value of plan assets at end of year	15.3	14.9	14.3
Funded status	(7.2)	(12.8)	(13.2)
Unrecognized net actuarial loss	0.3	7.0	9.1
Unrecognized prior service cost	(4.1)	(7.0)	(7.7)
Accrued benefit cost	$(11.0)	$(12.8)	$(11.8)

Amounts recognized in the balance sheets at December 31 consisted of accrued benefit cost of $11.0 million, $12.8 million and $11.8 million for 2005, 2004 and 2003, respectively.

The projected discounted cash flow obligation for the postretirement plan was $33.4 million and $47.9 million at December 31, 2005 and 2004, respectively.

For the postretirement benefit plan, the assumed health care cost trend rates were assumed to increase as follows for the years ended December 31:

(In millions)	2005	2004
Health care cost trend rate assumed for next year:
Medical	9.25%	10.00%
Prescription	12.00	14.00
HMO (blended)	9.00	10.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(1)	5.25	5.25

(1)	Year that the rate reaches the ultimate trend is 2010.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.5	$0.4
Effect on postretirement benefit obligation	3.6	(2.8)

The following table sets forth the Company’s target and actual weighted-average asset allocations for the postretirement medical plan for the years ended December 31:

	Target	2005	2004
Asset Category:
Debt securities	100.0%	97.0%	96.0%
Other	—	3.0	4.0
Total	100.0%	100.0%	100.0%

Net periodic benefit cost and obligation assumptions used in the measurement of the postretirement benefit obligations were as follows for the years ended December 31:

(Dollars in millions)	2005	2004	2003
Service cost	$1.2	$1.4	$1.5
Interest cost	1.1	1.5	1.6
Expected return on plan assets	(0.8)	(0.8)	(0.7)
Amortization of prior service cost	(0.6)	(0.7)	(0.5)
Amortization of net actuarial (gain) loss	—	0.2	0.3
Curtailment	(2.3)	—	—
Net periodic benefit cost (income)	$(1.4)	$1.6	$2.2
Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	5.50	5.50	5.50
Rate of compensation increase graded by age	4.50	5.00	5.00
Assumptions used to determine benefit obligations:
Discount rate	5.75%	5.75%	6.25%
Rate of compensation increase graded by age	4.50	4.50	5.00

StanCorp Financial Group, Inc.	51

Part II

At December 31, 2005, the Company had contributed approximately $0.5 million to fund the postretirement benefit plan. The Company expects to make contributions of $0.7 million to its postretirement benefit plan in 2006.

The expected benefit payments for the Company’s postretirement plan for the years indicated are as follows:

Expected Benefit Payment	Other Postretirement Benefits
(In millions)
2006	$0.7
2007	0.7
2008	0.8
2009	0.8
2010	0.8
2011 – 2015	5.3

12. STOCK-BASED COMPENSATION

The 1999 Omnibus Stock Incentive Plan authorizes the board of directors of StanCorp to grant eligible employees certain incentive or non-statutory stock options, bonuses and performance stock options, restricted and foreign stock awards, and stock appreciation and cash bonus rights related to StanCorp’s common stock. All options are granted at a stock price of not less than the market value at the date of the option grant and may be exercised for a period not exceeding ten years from the date of the grant. The maximum number of shares of common stock that may be issued under this plan is 3.4 million, substantially all of which had been issued or optioned by the end of 2005.

In 2002, we adopted the 2002 Stock Incentive Plan. This plan authorizes the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 2.9 million. By the end of 2005, 1.4 million shares, or options for shares had been issued under the 2002 plan. Employee options are subject to a four-year annual step-vesting schedule beginning one year after the date of grant. Directors’ options vest in one year.

The following tables set forth options outstanding and activity under the stock-based compensation plans for the years ended December 31:

	2005		2004		2003
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Beginning of period	2,162,302	$24.19	2,294,818	$20.62	2,234,622	$17.88
Granted	431,200	41.11	561,950	32.50	545,718	24.88
Exercised	(354,002)	19.80	(539,800)	16.85	(458,546)	12.12
Cancelled	(21,252)	27.87	(154,666)	27.48	(26,976)	24.50
End of period	2,218,248	28.14	2,162,302	24.19	2,294,818	20.62
Exercisable	1,216,028	$22.96	1,146,402	$20.16	1,171,808	$16.61

Options outstanding had the following characteristics at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$10.00-20.00	295,710	3.8	$12.28	295,710	$12.28
20.01-30.00	1,005,732	6.4	25.07	744,157	25.08
30.01-40.00	575,656	8.4	33.18	175,661	31.92
40.01-50.00	339,650	9.1	42.40	500	40.19
50.01-60.00	1,500	9.9	52.50	—	—
	2,218,248	7.0	$28.14	1,216,028	$22.96

52	StanCorp Financial Group, Inc.

The weighted-average grant date fair value of option awards for 2005, 2004 and 2003 was $10.73, $9.98 and $9.14, respectively.

The Company grants to certain key management employees restricted stock in which full ownership is not vested until the attainment of certain financial benchmarks (“performance” shares), or the completion of a specified period of employment with the Company (“retention” shares). Grants of performance shares were made in 2004 and 2005 to be released upon attainment of predetermined performance goals for years 2005 through 2008. The Company’s experience with performance shares was as follows for the years ended December 31:

	2005	2004	2003
Beginning of the period	120,600	213,016	313,948
Shares granted	38,458	154,800	—
Shares released	(28,220)	(129,664)	(100,932)
Shares canceled	(11,980)	(117,552)	—
Restricted at year end	118,858	120,600	213,016

The grant date fair value of the performance shares granted was $33.76 and $32.69 per share for the shares granted in 2005 and 2004, respectively.

The Company’s experience with retention shares was as follows for the years ended December 31:

	2005	2004	2003
Beginning of the period	31,000	54,000	16,000
Shares granted	—	7,000	38,000
Shares released	(12,000)	(30,000)	—
Restricted at year end	19,000	31,000	54,000

The weighted-average grant date fair value of the retention shares granted was $32.47 and $24.41 per share for the shares granted in 2004 and 2003, respectively. There were no retention shares granted in 2005.

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

Standard is involved in a reinsurance and third party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.4%, 3.5% and 3.4% of the Company’s total premiums for 2005, 2004 and 2003, respectively. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2005, was $210.8 million.

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

StanCorp Financial Group, Inc.	53

Part II

In addition to product-specific reinsurance arrangements, we maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D. Through a combination of our participation in a catastrophe reinsurance pool and a catastrophe reinsurance agreement, we have coverage of up to approximately $300 million per event.

Subsequent to the terrorist events of September 11, 2001, the availability of reinsurance for catastrophe coverage became less certain and more expensive. Accordingly, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over approximately 32 participating members. The annual fees paid by the Company to participate in the pool and claims to date have been minor. As a member of the pool, we are exposed to potential losses experienced by other participating members of approximately $69 million for a single event for losses submitted by a single company, and approximately $172 million for a single event for losses submitted by multiple companies. If we had been a member of the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million, compared to pre-tax charges of $5 million incurred. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

Effective October 1, 2004, we maintain reinsurance coverage for catastrophe losses related to group life and AD&D through a catastrophe reinsurance agreement. This agreement excludes nuclear, biological and chemical acts of terrorism.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) provided for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. In December 2005, Congress passed the Terrorism Risk Insurance Extension Act of 2005, extending TRIA through the end of 2007. Group life insurance is not currently covered under TRIA. Group life insurance represents a significant portion of our revenues and income. Concentration of risk is inherent in the group life insurance products we offer and we have group life insurance exposure to certain customers in amounts significantly in excess of our catastrophe reinsurance coverage. Because of our concentration of risk, an occurrence of a significant catastrophe or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The following table sets forth reinsurance information at or for the years ended December 31:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2005:
Life insurance in force	$241,268.8	$5,035.9	$120.7	$236,353.6	0.1%
Premiums:
Life insurance and annuities	$741.5	$63.7	$0.4	$678.2	0.1%
Accident and health insurance	1,077.4	48.3	119.2	1,148.3	10.4
Total premiums	$1,818.9	$112.0	$119.6	$1,826.5	6.5%

2004:
Life insurance in force	$206,435.2	$5,021.9	$4,188.0	$205,601.3	2.0%
Premiums:
Life insurance and annuities	$661.6	$67.7	$15.5	$609.4	2.5%
Accident and health insurance	949.7	50.8	145.7	1,044.6	13.9
Total premiums	$1,611.3	$118.5	$161.2	$1,654.0	9.7%

2003:
Life insurance in force	$189,998.0	$6,145.3	$13,188.2	$197,040.9	6.7%
Premiums:
Life insurance and annuities	$625.3	$73.9	$52.9	$604.3	8.8%
Accident and health insurance	813.8	46.7	217.6	984.7	22.1
Total premiums	$1,439.1	$120.6	$270.5	$1,589.0	17.0%

54	StanCorp Financial Group, Inc.

Recoveries recognized under reinsurance agreements were $52.8 million, $50.6 million and $50.3 million for 2005, 2004 and 2003, respectively. Amounts recoverable from reinsurers were $897.7 million and $887.9 million at December 31, 2005 and 2004, respectively. Of these amounts, $781.1 million and $778.5 million were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. See “Note 14, Reinsurance of Blocks of Business.”

14. REINSURANCE OF BLOCKS OF BUSINESS

Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2005, was approximately $567.7 million. Approximately $60 million in VOBA was capitalized related to the reinsurance agreement.

Effective October 1, 2000, Standard assumed through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2005, was $605.3 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. We have signed an extension of the national marketing agreement through 2007.

Effective January 1, 2001, Standard ceded to Protective Life, through a reinsurance agreement, Standard’s individual life insurance product line. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding statutory liabilities. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s books and an equal amount is recorded as a recoverable from reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life. The amount of assets required to be maintained in the trust is determined quarterly.

StanCorp Financial Group, Inc.	55

Part II

15. INSURANCE INFORMATION

The following table sets forth insurance information at or for the years ended December 31:

	Deferred Acquisition Costs(1)	Future Policy Benefits and Claims	Other Policy- holder Funds	Premium Revenue	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of Deferred Acquisition Costs(1)	Other Operating Expenses(2)
2005:
Employee Benefits	$81.2	$3,281.2	$230.3	$1,707.0	$255.1	$1,294.4	$24.1	$402.9
Individual Insurance	143.1	1,339.0	1,274.0	118.2	114.5	139.5	12.7	55.0
Retirement Plans	19.6	69.1	1,145.0	1.3	64.6	42.4	1.0	44.2
Total	$243.9	$4,689.3	$2,649.3	$1,826.5	$434.2	$1,476.3	$37.8	$502.1
2004:
Employee Benefits	$80.6	$3,110.8	$224.1	$1,556.5	$253.4	$1,205.1	$29.4	$369.4
Individual Insurance	123.8	1,303.0	1,219.1	94.9	112.7	122.4	13.1	51.5
Retirement Plans	12.5	70.8	957.7	2.6	58.7	40.2	—	37.9
Total	$216.9	$4,484.6	$2,400.9	$1,654.0	$424.8	$1,367.7	$42.5	$458.8
2003:
Employee Benefits	$86.3	$2,941.1	$224.1	$1,500.6	$253.9	$1,219.9	$25.9	$346.3
Individual Insurance	107.6	1,282.1	1,056.1	85.4	109.3	111.1	9.1	46.5
Retirement Plans	6.8	71.7	820.1	3.0	56.1	41.8	(0.5)	32.3
Total	$200.7	$4,294.9	$2,100.3	$1,589.0	$419.3	$1,372.8	$34.5	$425.1

(1)	DAC and related amortization include VOBA.
(2)	Other operating expenses include operating expenses, commissions and bonuses, premium taxes, and the net increase in DAC.

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

d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within one year; j) surplus notes are included in capital and surplus; and k) interest on surplus notes is not recorded as a liability nor an expense until approval for payment of such interest has been granted by the commissioner of the state of domicile.

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they

56	StanCorp Financial Group, Inc.

could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled. In August 2003, Standard made an extraordinary distribution of $200 million to StanCorp from Standard’s paid-in capital and contributed surplus. Concurrently, Standard borrowed the distributed amount from StanCorp and issued a $200 million subordinated surplus note.

On March 2, 2005, Standard made a distribution of $0.8 million to StanCorp to pay accrued interest due on the surplus note. On November 30, 2005, Standard made an extraordinary distribution of $150 million to StanCorp. The $150 million extraordinary distribution was applied to the $75 million outstanding balance on the surplus note and $3.6 million to accrued interest. The remaining $71.4 million was recorded as a dividend paid to StanCorp. During 2004, Standard distributed a total of approximately $140 million to StanCorp related to the surplus note.

State insurance departments require insurance enterprises to adhere to minimum Risk-Based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2005 and 2004, the insurance subsidiaries’ capital levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The authorized control level RBC was $164.6 million and $153.6 million at December 31, 2005 and 2004, respectively. The current amount of distributions approved by the board of directors for 2006, based on excess capital at December 31, 2005, is $179 million. We anticipate seeking approval of a distribution from the Oregon Department of Consumer and Business Services—Insurance Division during 2006.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries as reported to state insurance regulatory authorities with the Company’s GAAP equity at December 31:

(In millions)	2005	2004
Statutory capital and surplus	$968.7	$942.5
Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	218.3	211.7
Deferred acquisition costs	165.8	132.6
Deferred tax liabilities	(194.9)	(179.2)
Asset valuation reserve	88.2	73.8
Interest maintenance reserve	6.7	7.9
Valuation of investments	60.3	141.2
Equity of StanCorp and its non-insurance subsidiaries	(166.5)	(92.7)
Non-admitted assets	208.3	176.5
Surplus note	—	(75.0)
VOBA	78.0	84.4
Other, net	(19.1)	(22.6)
GAAP equity	$1,413.8	$1,401.1

The following table reconciles statutory gain from operations as reported to insurance regulatory authorities with GAAP net income for the years ended December 31:

(In millions)	2005	2004	2003
Statutory gain from operations	$207.5	$192.1	$137.7
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	6.4	(16.0)	16.2
Deferred acquisition costs and value of business acquired, net of amortization	24.6	14.7	12.3
Deferred income taxes	(0.9)	24.6	18.3
Current income taxes	(7.1)	(32.6)	(26.6)
Surplus note interest	—	4.3	(4.3)
Earnings of StanCorp and its non-insurance subsidiaries	(10.5)	1.4	3.6
Reinsurance ceding commission, net of tax	(9.6)	(10.0)	(7.6)
Other, net	0.7	20.9	6.7
GAAP net income	$211.1	$199.4	$156.3

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

The following table presents StanCorp’s condensed statements of income for the years ended December 31:

(In millions)	2005	2004	2003
Revenues:
Net investment income	$6.6	$(0.6)	$—
Total	6.6	(0.6)	—
Expenses:
Interest expense	18.4	17.5	17.6
Operating expenses	7.8	4.0	3.2
Total	26.2	21.5	20.8
Loss before income taxes and equity in net income of subsidiaries	(19.6)	(22.1)	(20.8)
Income taxes	2.9	(0.5)	(2.9)
Surplus note interest, affiliated entity	4.4	10.5	4.3
Equity in net income of subsidiaries	229.2	210.5	169.9
Net income	$211.1	$199.4	$156.3

StanCorp Financial Group, Inc.	57

Part II

The following table presents StanCorp’s condensed balance sheets at December 31:

(In millions)	2005	2004
Assets
Cash and cash equivalents	$15.1	$10.7
Investment in subsidiaries	1,598.4	1,514.7
Receivable from subsidiaries	9.9	8.8
Surplus note and interest receivable, affiliated entity	—	75.0
Other assets	47.6	50.4
Total	$1,671.0	$1,659.6
Liabilities and Shareholders’ Equity
Other liabilities	$257.2	$258.5
Total shareholders’ equity	1,413.8	1,401.1
Total	$1,671.0	$1,659.6

The following table presents StanCorp’s condensed statements of cash flows for the years ended December 31:

(In millions)	2005	2004	2003
Operating:
Net income	$211.1	$199.4	$156.3
Change in operating assets and liabilities	(1.8)	8.9	(26.3)
Net cash provided by operating activities	209.3	208.3	130.0
Investing:
Investment in subsidiaries	(244.9)	(233.2)	25.0
Dividends received from subsidiaries	84.8	9.9	78.1
Surplus note	75.0	125.0	(200.0)
Investment securities and other	2.3	(37.6)	(0.7)
Net cash used in investing activities	(82.8)	(135.9)	(97.6)
Financing:
Receivable from (payable to) affiliates, net	—	9.4	(7.7)
Issuance and repurchase of common stock, net	(87.9)	(55.1)	8.0
Dividends on common stock	(34.2)	(28.4)	(20.4)
Net cash used in financing activities	(122.1)	(74.1)	(20.1)
Increase (decrease) in cash and cash equivalents	4.4	(1.7)	12.3
Cash and cash equivalents, beginning of year	10.7	12.4	0.1
Cash and cash equivalents, end of year	$15.1	$10.7	$12.4

18. CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2005. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million, with expiration dates in June 2006. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on the following: indebtedness, financial liquidity and risk-based capital. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing and the amount outstanding on the lines. At December 31, 2005, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments under the credit agreements.

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2013, with renewal options for periods ranging from one to nine years. Future minimum payments under the leases are 2006, $11.9 million; 2007, $9.9 million; 2008, $8.8 million; 2009, $7.5 million and thereafter, $2.8 million. Total rent expense was $12.5 million, $14.1 million and $12.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, minimum future rental receivables on non-cancelable leases of retail and office space with initial terms of one year or more were 2006, $11.9 million; 2007, $11.6 million; 2008, $10.4 million; 2009, $9.2 million and thereafter, $27.1 million.

58	StanCorp Financial Group, Inc.

The Company’s financing obligations generally include debts, lease payment obligations and commitments to fund commercial mortgage loans. The remaining obligations reflect the long-term portion of other liabilities and the Company’s obligations under our insurance and annuity product contracts. The following table summarizes the Company’s contractual obligations as of December 31, 2005:

	Payments Due by Period
(Dollars in millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contracted Obligations:
Short-term debt and capital lease obligations	$2.0	$2.0	$—	$—	$—
Long-term debt and capital lease obligations	260.1	—	2.6	0.7	256.8
Interest on long-term debt obligations	126.9	17.8	35.6	35.5	38.0
Operating lease obligations	40.9	11.9	18.7	9.2	1.1
Funding requirements for commercial mortgage loans	118.6	118.6	—	—	—
Purchase obligations	—	—	—	—	—
Insurance obligations	4,439.6	738.3	949.5	741.4	2,010.4
Policyholder fund obligations	251.3	17.4	31.1	27.8	175.0
Other long-term liabilities according to GAAP	60.4	2.9	8.8	9.4	39.3
Total	$5,299.8	$908.9	$1,046.3	$824.0	$2,520.6

The Company’s long-term debt obligations consisted primarily of the $250.0 million 6.875%, 10-year senior notes. Interest payable related to long-term debt obligations totals $126.9 million for the periods shown in the table. The operating lease obligations include leases on certain buildings and equipment under non-cancelable operating leases, software maintenance, licensing, and telecommunication commitments, all expiring in various years through 2013 with renewal options ranging from one to nine years.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2005, the Company had outstanding commitments to fund commercial mortgage loans totaling $118.6 million, with fixed interest rates ranging from 5.50% to 6.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to our disapproval, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

The insurance obligations in the table are actuarial estimates of the cash required to meet our obligations for future policy benefits and claims. These estimates do not represent an exact calculation of our future benefit liabilities, but are instead based on assumptions, which involve a number of factors, including mortality, morbidity, recovery, the consumer price index, reinsurance arrangements and other sources of income for people on claim. Assumptions may vary by age and gender and, for individual policies, occupation class of the claimant; time elapsed since disablement; and contract provisions and limitations. Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors or if actual claims experience is materially inconsistent with our assumptions, could cause actual results to be materially different from the information presented in the table. Not included in the table is approximately $837.4 million in other reserve liabilities where the amount and timing of related payouts cannot be reasonably determined.

Policyholder fund obligations include payments based on currently scheduled withdrawals and annuity benefit payments stemming from liabilities shown on the balance sheet as policyholder funds. Not included in the table is approximately $1.95 billion in policyholder funds that may be withdrawn upon request. In addition, amounts presented also exclude separate account liabilities of $3.01 billion.

Other long-term liabilities reflected in the Company’s balance sheet at December 31, 2005, consisted of a $14.7 million tax reimbursement liability related to the block of life insurance business sold to Protective Life in 2001, $13.3 million in capital commitments related to our low income housing investments, $20.5 million in unfunded liabilities for non-qualified deferred compensation and supplemental retirement plans, an accrued liability of $11.1 million for postretirement benefits, and $0.8 million of accrued guarantee association payments.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 14, 2005, the board of directors authorized a new share repurchase program of up to 3.0 million shares of StanCorp common stock on a post-stock-split basis. The new repurchase program will be affected in the open market or in

StanCorp Financial Group, Inc.	59

Part II

negotiated transactions through December 31, 2007, and replaced the Company’s previous share repurchase program.

During 2005, the Company repurchased approximately 2.7 million shares of common stock at a total cost of $106.4 million for a volume weighted-average price of $39.90 per common share. At December 31, 2005, the Company had 2,968,000 shares remaining under its current share repurchase program. Also during 2005, the Company acquired 17,558 shares of common stock from an executive officer and from a director to cover tax liabilities resulting from the release of performance-based shares at a total cost of $0.7 million for a volume weighted-average price of $42.44 per common share.

During 2004, the Company repurchased approximately 2.4 million shares of common stock at a total cost of $74.7 million for a volume weighted-average price of $31.69 per common share. Also during 2004, the Company acquired 53,498 shares of common stock from executive officers to cover tax liabilities resulting from the release of performance-based shares at a total cost of $1.8 million for a volume weighted-average price of $33.70 per common share.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter for the years indicated:

	2005
(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Premiums	$468.1	$457.1	$453.0	$448.3
Administrative fees	12.3	11.0	10.4	9.6
Net investment income	119.4	116.8	113.3	115.7
Net capital gains	(0.8)	3.7	0.5	(1.2)
Total revenues	599.0	588.6	577.2	572.4
Benefits to policyholders	350.2	352.7	339.9	349.5
Net income	58.3	55.9	53.3	43.6
Net income per common share
Basic	$1.07	$1.02	$0.96	$0.77
Diluted	1.06	1.01	0.95	0.76

	2004
(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Premiums	$432.4	$417.1	$403.4	$401.1
Administrative fees	8.9	8.7	8.4	7.7
Net investment income	112.1	112.4	110.9	109.9
Net capital gains	3.5	1.9	1.6	4.5
Total revenues	556.9	540.1	524.3	523.2
Benefits to policyholders	334.7	324.3	312.8	319.4
Net income	51.3	52.0	52.5	43.6
Net income per common share
Basic	$0.91	$0.92	$0.92	$0.75
Diluted	0.90	0.91	0.91	0.74

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2005, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Page
Report of Independent Registered Public Accounting Firm	61
Management Report on Internal Control over Financial Reporting	62

60	StanCorp Financial Group, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that StanCorp Financial Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended of the Company and our report dated March 2, 2006, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Portland, Oregon

March 2, 2006

StanCorp Financial Group, Inc.	61

Part II

Management Report on Internal Control over Financial Reporting

The management of StanCorp Financial Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered public accounting firm that audits the Company’s consolidated financial statements has issued an audit report on our assessment of the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

62	StanCorp Financial Group, Inc.

Part III

Item 10.	Directors and Executive Officers of the Registrant

Information relating to Directors of StanCorp is set forth under the captions “Election of Directors” and “Corporate Governance—Committees of the Board” in the 2006 Proxy Statement and is incorporated herein by reference.

Information relating to beneficial ownership reporting compliance by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement, and is incorporated herein by reference.

We have Codes of Business Ethics for all Directors, senior executive officers, including the Chairman, President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer of StanCorp (its principal executive officer and principal financial officer, respectively), and employees of the Company. The Codes of Business Ethics are available on the Company’s web site located at www.stancorpfinancial.com/investors. A copy of the Codes of Business Ethics will be provided without charge to any person who requests them by writing to the address or telephoning the number indicated under “Available Information” on page 3. We will disclose on our web site any amendments to or waivers from our Codes of Business Ethics applicable to Directors or executive officers of StanCorp, including the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, in accordance with all applicable laws and regulations.

AUDIT COMMITTEE

StanCorp has a separately-designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. The members of the Audit Committee are Virginia L. Anderson, Jerome J. Meyer, Ralph R. Peterson, Michael G. Thorne and Stanley R. Fallis.

AUDIT COMMITTEE FINANCIAL EXPERT

Information regarding the audit committee financial expert is reported under the caption “Committees of the Board” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

For information on the executive officers of the registrant, see Item 4, “Submission of Matters to a Vote of Security Holders—Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information regarding executive compensation is reported under the caption “Report of the Organization and Compensation Committee” and “Compensation of Directors and Officers” in the Company’s 2006 Proxy Statement, herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is reported under the caption “Share Ownership of Directors and Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s 2006 Proxy Statement, herein incorporated by reference.

EXISTING EQUITY COMPENSATION PLANS

The Company currently has in effect three equity compensation plans, all of which have been approved by shareholders. These are the 1999 Omnibus Stock Incentive Plan, the 1999 Employee Share Purchase Plan and the 2002 Stock Plan. The shares to be issued subject to outstanding options and the shares otherwise available for issue under these plans as of December 31, 2005, are presented below:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,218,248	$28.14	2,585,818
Equity compensation plans not approved by security holders	None	—	None

Under the 1999 Omnibus Stock Incentive Plan, 40,114 shares remained available for issuance as options or restricted stock as of December 31, 2005. Under the 1999 Employee Share Purchase Plan, there were 1,048,946 shares available for issuance. Under the 2002 Stock Plan, there were 1,496,758 shares available to be issued, all of which could be issued as options, and 550,886 of which could be issued as restricted stock.

StanCorp Financial Group, Inc.	63

Part III

Item 13.	Certain Relationships and Related Transactions

Reported under the caption “Compensation of Directors and Officers—Certain Relationships and Related Transactions” in the Company’s 2006 Proxy Statement, herein incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is reported under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in the Company’s 2006 Proxy Statement, herein incorporated by reference.

64	StanCorp Financial Group, Inc.

Part IV

Item 15.	Exhibits, Financial Statements, and Financial Statement Schedules

(a)	Index of documents filed as part of the report:
1.	The following Consolidated Financial Statements of StanCorp are included in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	The following Financial Statement Schedules of StanCorp are included in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Condensed Financial Information of Registrant

Valuation and Qualifying Accounts

Summary of Investments—Other Than Investments in Affiliates

Supplementary Insurance Information

Reinsurance

3.	Exhibits Index

Number	Name
3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended
3.2	Bylaws of StanCorp Financial Group, Inc.
4.1	Form of Rights Agreement
4.2	Form of Indenture Relating to Senior Debt Securities
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002
10.1	Form of Change of Control Agreement
10.2	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended
10.3	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan
10.4	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.5	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.6	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 1990 Restatement
10.7	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2004 Restatement
10.8	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement
10.10	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (20 Performance Period)
10.11	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement [Senior Officers]
10.12	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement [Directors]
10.13	StanCorp Financial Group, Inc. Short-Term Incentive Program

StanCorp Financial Group, Inc.	65

Part IV

Number	Name
10.14	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company Dated December 1, 2001
10.15	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company dated November 6, 2000
10.16	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002
10.17	Third Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 27, 2005, $75,000,000
10.18	Third Amendment to the Credit Agreement Between StanCorp Financial Group Inc. and Keybank National Association Dated as of June 27, 2005, $75,000,000
10.19	Standard Insurance Company Restatement of Deferred Compensation Plan for Directors
10.20	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)
10.21	Amendment No. 1 Restatement of Deferred Compensation Plan for Directors of Standard Insurance Company
10.22	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and the Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)
10.23	Form of Executive Officer and Director Indemnity Agreement
12.1	Statement Regarding Computation of Ratio of Earning to Fixed Charges
14.1	Code of Business Conduct and Ethics for the Board of Directors
14.2	Code of Ethics for Senior Officers
14.3	Guide to Business Conduct
21	Subsidiaries of the Registrant
23	Independent Registered Public Accounting Firm Consent
24	Powers of Attorney of Directors of StanCorp Financial Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

66	StanCorp Financial Group, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on March 2, 2006.

STANCORP FINANCIAL GROUP, INC.

By:	/s/ ERIC E. PARSONS
Name: Eric E. Parsons
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC E. PARSONS Eric E. Parsons	Chairman, President and Chief Executive Officer (Principal Executive Officer) Director	March 2, 2006

/s/ CINDY J. MCPIKE Cindy J. McPike	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2006

/s/ ROBERT M. ERICKSON Robert M. Erickson	Assistant Vice President and Controller (Principal Accounting Officer)	March 2, 2006

* Virginia L. Anderson	Director	March 2, 2006

* Frederick W. Buckman	Director	March 2, 2006

* John E. Chapoton	Director	March 2, 2006

* Stanley R. Fallis	Director	March 2, 2006

* Wanda G. Henton	Director	March 2, 2006

* Peter O. Kohler, MD	Director	March 2, 2006

* Jerome J. Meyer	Director	March 2, 2006

* Ralph R. Peterson	Director	March 2, 2006

* E. Kay Stepp	Director	March 2, 2006

* Michael G. Thorne	Director	March 2, 2006

* Ronald E. Timpe	Director	March 2, 2006

*By:	/s/ CINDY J. MCPIKE
Cindy J. McPike, as Attorney-in-fact

StanCorp Financial Group, Inc.	67

Exhibits Index

Number	Name	Method of Filing
3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended	Filed as Exhibit 4.1 on Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference
3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.1 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference
4.1	Form of Rights Agreement	Filed as Exhibit 4.2 on the Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference
4.2	Form of Indenture relating to senior debt securities	Filed as Exhibit 4 (c) on the Registrant’s Form S-3, dated July 3, 2002, and incorporated herein by this reference
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002	Filed as Exhibit 4.1 on the Registrant’s Form 8-K, dated September 25, 2002, and incorporated herein by this reference
10.1	Form of Change of Control Agreement	Filed as Exhibit 10.1 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference
10.2	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference
10.3	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed as Exhibit 10.3 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.4	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.3 on the Registrant’s Form 10-K, dated March 14, 2000, and incorporated herein by this reference
10.5	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.5 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.6	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 1990 Restatement	Filed as Exhibit 10.6 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.7	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2004 Restatement	Filed as Exhibit 10.2 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.8	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.14 on Registrant’s Form 10-Q, dated November 9, 2004, and incorporated herein by this reference
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement	Filed as Exhibit 10.3 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.10	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (20 Performance Period)	Filed as Exhibit 10.10 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.11	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement [Senior Officers]	Filed as Exhibit 10.5 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference

68	StanCorp Financial Group, Inc.

Number	Name	Method of Filing
10.12	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement [Directors]	Filed as Exhibit 10.6 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.13	StanCorp Financial Group, Inc. Short-Term Incentive Program	Filed as Exhibit 10.1 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.14	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company Dated December 1, 2000	Filed as Exhibit 2 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference
10.15	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company dated November 6, 2000	Filed as Exhibit 2 on Registrant’s Form 10-Q, dated May 14, 2001, and incorporated herein by this reference

10.16	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002	Filed as exhibit 10.17 on Registrant’s Form 10-K, dated March 14, 2003, and incorporated herein by this reference

10.17	Third Amendment to the Credit Agreement Between StanCorp Financial Group, Inc. and U.S. Bank National Association Dated as of June 27, 2005, $75,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated June 16, 2005, and incorporated herein by this reference

10.18	Third Amendment to the Credit Agreement Between StanCorp Financial Group Inc. and Keybank National Association Dated as of June 27, 2005, $75,000,000	Filed as Exhibit 10.2 on Registrant’s Form 8-K, dated June 16, 2005, and incorporated herein by this reference

10.19	Standard Insurance Company Restatement of Deferred Compensation Plan for Directors	Filed as Exhibit 10.19 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference

10.20	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)	Filed as Exhibit 10.20 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference

10.21	Amendment No. 1 Restatement of Deferred Compensation Plan for Directors of Standard Insurance Company	Filed as Exhibit 10.21 on Registrant’s Form 8-K, dated July 25, 2005, and incorporated herein by this reference

10.22	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and the Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)	Filed as Exhibit 10.22 on Registrant’s Form 8-K, dated July 25, 2005, and incorporated herein by this reference

10.23	Form of Executive Officer and Director Indemnity Agreement	Filed as Exhibit 10.25 on Registrant’s Form 8-K, dated July 25, 2005, and incorporated herein by this reference

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Business Conduct and Ethics for the Board of Directors	Filed as Exhibit 14.1 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

14.2	Code of Ethics for Senior Officers	Filed as Exhibit 14.2 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

14.3	Guide to Business Conduct	Filed as Exhibit 14.3 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

StanCorp Financial Group, Inc.	69

Number	Name	Method of Filing
21	Subsidiaries of the Registrant	Filed as Exhibit 21 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

23	Independent Registered Public Accounting Firm Consent	Filed herewith

24	Powers of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

70	StanCorp Financial Group, Inc.