Form 10-Q
period 2006-03-31
STANCORP FINANCIAL GROUP INC
filed 2006-05-09
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

(971) 321-7000

(Registrant’s telephone number, including area code)

NONE

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 28, 2006, there were 54,699,267 shares of the Registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE LOSS

(In millions—except share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Premiums	$473.0	$448.3
Administrative fees	12.4	9.6
Net investment income	118.9	115.7
Net capital losses	(2.7)	(1.2)

Total revenues	601.6	572.4

Benefits and expenses:
Benefits to policyholders	382.4	349.5
Interest credited	22.6	20.1
Operating expenses	87.7	85.0
Commissions and bonuses	47.0	44.7
Premium taxes	8.3	7.9
Interest expense	4.5	4.4
Net increase in deferred acquisition costs and value of business acquired	(10.3)	(6.1)

Total benefits and expenses	542.2	505.5

Income before income taxes	59.4	66.9
Income taxes	20.7	23.3

Net income	38.7	43.6
Other comprehensive income loss, net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	(66.3)	(48.8)
Reclassification adjustment for net capital (gains) losses included in net income, net	(0.2)	(1.1)

Total	(66.5)	(49.9)

Comprehensive loss	$(27.8)	$(6.3)

Net income per common share:
Basic	$0.71	$0.77
Diluted	0.70	0.76
Weighted-average common shares outstanding:
Basic	54,540,822	56,721,932
Diluted	55,240,792	57,387,012

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2006	December 31, 2005
A S S E T S
Investments:
Fixed maturity securities	$4,702.9	$4,613.2
Commercial mortgage loans, net	3,267.3	3,243.7
Real estate, net	81.9	77.7
Policy loans	4.2	4.0

Total investments	8,056.3	7,938.6

Cash and cash equivalents	41.2	53.2
Premiums and other receivables	75.6	81.5
Accrued investment income	92.8	85.6
Amounts recoverable from reinsurers	899.0	897.7
Deferred acquisition costs and value of business acquired, net	257.9	245.3
Property and equipment, net	82.4	86.7
Other assets	55.6	54.5
Separate account assets	3,334.6	3,007.6

Total assets	$12,895.4	$12,450.7

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$4,744.9	$4,689.3
Other policyholder funds	2,725.4	2,649.3
Deferred tax liabilities	36.3	73.6
Short-term debt	1.9	2.0
Long-term debt	260.0	260.1
Other liabilities	407.0	355.0
Separate account liabilities	3,334.6	3,007.6

Total liabilities	11,510.1	11,036.9

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 54,711,551 and 54,712,936 shares issued at March 31, 2006, and December 31, 2005, respectively	529.6	530.3
Accumulated other comprehensive income (loss)	(6.7)	59.8
Retained earnings	862.4	823.7

Total shareholders’ equity	1,385.3	1,413.8

Total liabilities and shareholders’ equity	$12,895.4	$12,450.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2005	56,889,678	$618.2	$136.1	$646.8	$1,401.1
Net income	—	—	—	211.1	211.1
Other comprehensive loss, net of tax	—	—	(76.3)	—	(76.3)
Common stock:
Repurchased	(2,666,000)	(106.4)	—	—	(106.4)
Issued to directors	4,210	0.2	—	—	0.2
Issued under employee stock plans, net	485,048	18.6	—	—	18.6
Cost of common stock split	—	(0.3)	—	—	(0.3)
Dividends declared on common stock	—	—	—	(34.2)	(34.2)

Balance, December 31, 2005	54,712,936	530.3	59.8	823.7	1,413.8

Net income	—	—	—	38.7	38.7
Other comprehensive loss, net of tax	—	—	(66.5)	—	(66.5)
Common stock:
Repurchased	(101,900)	(5.0)	—	—	(5.0)
Issued to directors	897	0.1	—	—	0.1
Issued under employee stock plans, net	99,618	4.2	—	—	4.2

Balance, March 31, 2006	54,711,551	$529.6	$(6.7)	$862.4	$1,385.3

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2006	2005
Operating:
Net income	$38.7	$43.6
Net realized capital losses	4.7	2.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.8	19.7
Deferral of acquisition costs and value of business acquired, net	(21.6)	(16.5)
Deferred income taxes	(0.1)	5.0
Changes in other assets and liabilities:
Receivables and accrued income	(2.8)	(8.4)
Future policy benefits and claims	55.6	52.6
Other, net	7.7	5.7

Net cash provided by operating activities	102.0	103.7

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	100.0	105.8
Commercial mortgage loans	148.0	181.9
Real estate	1.8	1.1
Costs of investments acquired or originated:
Fixed maturity securities—available-for-sale	(300.4)	(186.4)
Commercial mortgage loans	(170.9)	(252.3)
Real estate	(3.4)	(1.5)
Other investments	(0.3)	—
Acquisition of property and equipment	(3.9)	(5.5)

Net cash used in investing activities	(229.1)	(156.9)

Financing:
Policyholder fund deposits	447.7	390.8
Policyholder fund withdrawals	(371.6)	(325.6)
Short-term debt	(0.1)	—
Long-term debt	(0.1)	(0.1)
Third party interest in a limited liability company	41.7	—
Issuance of common stock, net	2.5	0.6
Repurchase of common stock	(5.0)	(11.2)

Net cash provided by financing activities	115.1	54.5

Increase (decrease) in cash and cash equivalents	(12.0)	1.3
Cash and cash equivalents, beginning of period	53.2	45.3

Cash and cash equivalents, end of period	$41.2	$46.6

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$20.9	$22.1
Income taxes	2.5	—

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp is a leading provider of employee benefit products and services serving the life and disability insurance needs of employer groups and individuals. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states. We also provide accidental death and dismemberment (“AD&D”), dental insurance, annuity products, retirement plan products and services and investment advisory services. Our mortgage business originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and for sale to institutional investors. Effective January 1, 2006, we have realigned our businesses into two operating segments: Insurance Services and Asset Management, each of which is described below. See “Note 4, Segments.”

We were incorporated under the laws of Oregon in 1998. We conduct business through our subsidiaries, Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); StanCorp Equities, Inc. (“StanCorp Equities”); and StanCorp Trust Company. We are headquartered in Portland, Oregon.

Standard, our largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance, and provides retirement plan products and services. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia, and the U.S. Territories of Guam and the Virgin Islands.

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

In November 2005, StanCorp obtained approval from the State of Oregon to establish StanCorp Trust Company, which offers limited passive trust services to clients.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated. Certain 2005 amounts have been reclassified to conform to the current presentation. Contract administration fees in the Asset Management segment, fees on administrative services only contracts in the Insurance Services segment and administration fees from our mortgage loan and investment advisory companies have been reclassified to administrative fees in revenues. These fees were formerly included in premiums, other revenue and net investment income, respectively.

Minority interest related to consolidated entities included in other liabilities was $186.5 million at March 31, 2006, and $143.7 million at December 31, 2005.

On November 14, 2005, the Board declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% common stock dividend. All shareholders of record on November 25, 2005, received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on December 9, 2005. All share and per share amounts in the accompanying consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2006, and for the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. Interim results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. This report should be read in conjunction with the Company’s 2005 annual report on Form 10-K.

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

	Three Months Ended March 31,
	2006	2005
Net income (in millions)	$38.7	$43.6

Basic weighted-average common shares outstanding	54,540,822	56,721,932
Stock options	654,823	598,768
Restricted stock	45,147	66,312

Diluted weighted-average common shares outstanding	55,240,792	57,387,012

Net income per diluted common share	$0.70	$0.76

3.	SHARE-BASED COMPENSATION

The Company has three share-based compensation plans:

•	the 1999 Omnibus Stock Incentive Plan,

•	the 2002 Stock Incentive Plan, and

•	the 1999 Employee Share Purchase Plan (“ESPP”).

The 1999 Omnibus Stock Incentive Plan authorizes the board of directors of StanCorp to grant eligible employees certain incentive or non-statutory stock options, bonuses and performance stock options, restricted and foreign stock awards, and stock appreciation and cash bonus rights related to StanCorp’s common stock. The maximum number of shares of common stock that may be issued under this plan is 3.4 million. By March 31, 2006 substantially all of these shares had been issued as options or restricted shares.

In 2002, shareholders approved the 2002 Stock Incentive Plan. This plan authorizes the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 2.9 million. By March 31, 2006, 1.7 million shares, or options for shares had been issued under the 2002 plan.

The Company’s ESPP allows eligible employees to purchase common stock at 85% of the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. The ESPP is described later in this section.

The Company grants two types of share-based compensation pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan: (1) option grants to directors and employees, and (2) restricted stock grants to officers.

In addition, the Company uses StanCorp stock pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan to pay a portion of the retainer fees paid each quarter to members of the Company’s board of directors. The amount of the payment is fixed in dollars; directors receive one-third of this amount in stock, with the number of shares granted varying according to the value of the stock on the date of grant. The shares are fully vested when granted.

The number of director shares granted during the three months ended March 31, 2006 and 2005 was 897 and 1,108, respectively. The weighted-average grant-date fair value of these shares was $50.33 and $40.55, respectively.

The compensation cost charged against income for all stock-based compensation arrangements was $2.4 million and $1.5 million for the first quarters of 2006 and 2005, respectively. The total tax benefit recognized in the income statement for the plans was $0.8 million and $0.5 million for the first quarters of 2006 and 2005, respectively.

Historically, the Company has issued new shares for all forms of stock-based compensation.

Option Grants

Options are granted to directors, officers, and certain non-officer employees. Directors and officers receive annual grants in amounts determined by the Compensation Committee of the board of directors. Officers also receive options when hired or promoted, and the chief executive officer has authority to award a limited number of options at his discretion. Options are granted with an exercise price equal to the market price of the stock at the date of grant. Directors’ options vest in one year; all others vest in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change in control of the Company (as defined in the relevant change in control agreements). All options expire after 10 years.

A summary of option activity during the first quarter of 2006 and options outstanding and exercisable on March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options:
Outstanding at beginning of period	2,218,248	$28.14
Granted	306,350	49.94
Exercised	(66,679)	21.56
Forfeited	(10,803)	39.37
Expired	—	—

Outstanding at end of period	2,447,116	$31.00	7.15	$56,549,984

Exercisable at end of period	1,469,770	$24.93	6.11	$42,883,241

The fair value of each option award under the stock-based compensation plans was estimated using the Black-Scholes option pricing model as of the grant date, with the assumptions noted in the following table. The Black-Scholes model uses the expected term as an input, with the calculated option value varying directly with the length of time until exercise. The Company bases its estimate of expected term on an analysis of the historical exercise experience of similar options granted to similar employee or director groups. The expected term given below represents the weighted-average expected term of options granted. Expected stock price volatility is based on volatility of the Company’s stock over the prior period equal in duration to the expected term. The dividend rate is the rate expected to be paid over the expected term, generally estimated to be equal to the rate for the year prior to grant. The risk-free rate is the interest rate on a U.S. Treasury bond of a maturity closest to the expected term of the option.

	Three Months Ended March 31,
	2006	2005
Dividend yield	1.48%	1.27%
Expected stock price volatility	24.0-24.5%	22.9-26.3%
Risk-free interest rate	4.17-4.63%	3.58-4.06%
Expected option lives	4.6 years	4.6 years

The weighted average grant-date fair market value of options granted during the three months ended March 31, 2006 and 2005 was $12.06 and $10.61, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $2.0 million and $1.3 million, respectively.

The amount of cash received from the exercise of stock options for the three months ended March 31, 2006 and 2005 was $1.4 million and $1.1 million, respectively. The tax benefit related to stock options exercises for the three months ended March 31, 2006 and 2005 was $0.7 million and $0.5 million, respectively.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. As of March 31, 2006, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements is $8.3 million. This compensation will be recognized over the next 4 years, with a weighted-average recognition period of 2.8 years.

Restricted Stock

Restricted stock grants are a part of the Company’s long-term compensation plan. The Company grants both performance-based and retention-based restricted stock. Under current plans, the Company had 562,088 shares available for issuance as restricted stock at March 31, 2006.

Performance-based Restricted Stock

Performance-based awards are made to certain senior officers each year. Participants vest with respect to all or a portion of the awards based on the Company’s financial performance for that year. Each award consists of restricted stock subject to forfeiture if continued employment and financial performance criteria are not met (60%), and cash performance units each representing a right to receive cash equal to the value of one share of stock, subject to the same employment and performance criteria (40%).

The compensation cost from these awards is measured using the estimated number of shares that will vest at the end of the performance period, multiplied by the fair market value of StanCorp stock. For shares, the fair market value is measured as of the grant date. For cash units, the value is measured as of the date of the financial statements.

A summary of performance-based restricted stock activity during the first quarter of 2006 and its characteristics as of March 31, 2006 are presented below:

	Restricted Shares	Cash Units	Weighted-Average Grant-Date Fair Value
Unvested at beginning of period	120,894	79,180	$35.27
Granted	37,904	25,034	50.36
Vested	(30,311)	(20,056)	32.69
Forfeited	(9,889)	(6,544)	32.69

Unvested at end of period	118,598	77,614	$40.97

The weighted-average grant date fair value of performance shares and cash units granted during the three months ended March 31, 2006 and 2005 was $50.36 and $40.56, respectively. The total value of performance shares vested and cash units paid during the three months ended March 31, 2006 and 2005 was $2.7 million and $2.1 million, respectively.

Unvested performance shares and cash units as of March 31, 2006 are scheduled to vest or be forfeited depending on attainment of predetermined performance goals for years 2006 through 2008. There is a potential of $8.7 million in unrecognized compensation cost related to those shares (assuming that the maximum is achieved for each performance goal, and valuing cash units at the price of StanCorp stock on March 31, 2006). The final amount that will be recognized is dependent on the Company’s financial performance and the price of the Company’s stock on the vesting date. The future cost is expected to be recognized over a weighted-average period of 1.5 years.

Retention-based Restricted Stock

Awards of retention-based restricted stock are made at irregular intervals by the compensation committee of the board of directors to certain senior officers. Participants vest with respect to the stock after completion of a specified period of employment, generally three or four years. The compensation cost from these awards is measured as the fair market value of the stock at the grant date and is amortized over the period of employment specified.

A summary of retention restricted stock activity during the first quarter of 2006 and its characteristics as of March 31, 2006 are presented below:

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of period	19,000	$27.74
Granted	8,000	50.36
Vested	(4,000)	26.54
Forfeited	—	—

Unvested at end of period	23,000	$35.81

There were no retention shares granted in the first quarter of 2005. The total value of retention shares vested during the three months ended March 31, 2006 and 2005 was $0.2 million and $1.5 million, respectively.

As of March 31, 2006, there was $0.5 million of total unrecognized compensation cost related to unvested retention shares. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase common stock at 85% of the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase common stock. No employee may purchase common stock having a fair market value in excess of $25,000 in any calendar year. There were 2.0 million shares authorized for this plan, of which 1.0 million remain.

There are two offering periods per year, one beginning in January and one beginning in July. Included in the Company’s stock-based compensation expense for the three months ended March 31, 2006 and 2005 is a portion of the cost related to the January—June offering periods of those years.

The cost of the ESPP is measured as the sum of two components: (a) the value of the 15% discount and (b) the value of the embedded 6-month option. The value of the discount is equal to 15% of the fair market value of the eventual purchase price of the stock.

The value of the embedded option is calculated using the Black-Scholes option pricing model with the assumptions noted in the following table. Expected stock price volatility is based on the volatility of StanCorp stock over the six months preceding the offering period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Three Months Ended March 31,
	2006	2005
Dividend yield	1.48%	1.27%
Expected stock price volatility	24.86%	22.06%
Risk-free interest rate	4.36%	2.59%
Expected option lives	0.5 years	0.5 years

The per-share fair value for the Company’s ESPP offerings for the three months ended March 31, 2006 and 2005 was $10.82 and $8.46, respectively.

Effect of Applying the Provisions of FAS No. 123(R)

Prior to 2003, the Company accounted for its stock compensation plans under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, no stock-based employee compensation cost other than restricted stock was reflected in net income.

Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting (“FAS”) No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. The fair value of options granted on or after that date was recognized as compensation expense using the valuation methods discussed above.

The Company adopted FAS No. 123(R), Share-Based Payment, in the first quarter of 2006 using the modified prospective method. The modified prospective method requires recognition of compensation expense, beginning in the period of adoption, for the unvested portion of all options outstanding at the date of adoption. Prior period amounts were not restated. For StanCorp, additional compensation cost is recognized from options that were granted in 2002. (Options granted earlier than 2002 are fully vested. Options granted after 2002 are already included in expenses.) In the first quarter of 2006, the incremental stock-based compensation cost recognized due to the adoption of FAS No. 123(R) caused income from continuing operations and income before income taxes to decrease by $0.1 million. Net income decreased by $0.1 million. This decrease did not have a material effect on the Company’s earnings per share or statement of cash flows.

4.	SEGMENTS

Effective January 1, 2006, we realigned our businesses into two operating segments. Our individual disability business, which had been included in the Individual Insurance segment, was added to our Employee Benefits segment to combine our traditional insurance lines of business into an Insurance Services segment. The Insurance Services segment markets disability insurance, group life and AD&D insurance, and group dental insurance. We have also combined our asset management and accumulation businesses, which had been reported in the Individual Insurance and Retirement Plans segments and Other, into an Asset Management segment. The Asset Management segment offers investment management services, commercial mortgage loan origination and servicing, and individual annuities. This segment also offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans, and non-qualified deferred compensation products and services through an affiliated broker dealer. Resources are allocated and performance is evaluated at the segment level.

Net capital gains and losses on investment, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation will continue to be reflected in “Other.”

The following tables set forth select segment information at or for the periods indicated:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended March 31, 2006:
Revenues:
Premiums	$470.9	$2.1	$—	$473.0
Administrative fees	2.2	12.7	(2.5)	12.4
Net investment income	77.3	35.7	5.9	118.9
Net capital losses	—	—	(2.7)	(2.7)

Total revenues	550.4	50.5	0.7	601.6

Benefits and expenses:
Benefits to policyholders	378.2	4.2	—	382.4
Interest credited	2.8	19.8	—	22.6
Operating expenses	74.1	13.5	0.1	87.7
Commissions and bonuses	40.5	6.5	—	47.0
Premium taxes	8.3	—	—	8.3
Interest expense	—	0.1	4.4	4.5
Net increase in deferred acquisition costs and value of business acquired	(7.8)	(2.5)	—	(10.3)

Total benefits and expenses	496.1	41.6	4.5	542.2

Income (loss) before income taxes	$54.3	$8.9	$(3.8)	$59.4

Total assets	$6,541.9	$5,905.1	$448.4	$12,895.4

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended March 31, 2005:
Revenues:
Premiums	$447.1	$1.2	$—	$448.3
Administrative fees	2.0	9.1	(1.5)	9.6
Net investment income	75.6	34.3	5.8	115.7
Net capital losses	—	—	(1.2)	(1.2)

Total revenues	524.7	44.6	3.1	572.4

Benefits and expenses:
Benefits to policyholders	345.9	3.6	—	349.5
Interest credited	1.6	18.5	—	20.1
Operating expenses	72.1	12.2	0.7	85.0
Commissions and bonuses	39.2	5.5	—	44.7
Premium taxes	7.9	—	—	7.9
Interest expense	—	0.1	4.3	4.4
Net increase in deferred acquisition costs and value of business acquired	(4.2)	(1.9)	—	(6.1)

Total benefits and expenses	462.5	38.0	5.0	505.5

Income (loss) before income taxes	$62.2	$6.6	$(1.9)	$66.9

Total assets	$6,283.8	$4,750.9	$358.3	$11,393.0

5.	RETIREMENT BENEFITS

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

In addition, Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically, and are based on retirees’ length of service and age at retirement. Effective January 1, 2006, participation in the postretirement benefit plan is limited to employees who reached either the age of 40 as of January 1, 2006, or whose combined age and length of service were equal to or greater than 45 years as of January 1, 2006.

The following tables set forth the components of net periodic benefit costs for the pension benefits and postretirement benefits for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In millions)		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$2.0	$2.0	$0.3	$0.4
Interest cost	3.0	2.8	0.3	0.4
Expected return on plan assets	(3.5)	(3.0)	(0.2)	(0.2)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	(0.2)
Amortization of unrecognized net transition asset	(0.1)	(0.1)	—	—
Amortization of net actuarial loss	0.5	0.6	—	0.1

Net periodic benefit costs	$1.8	$2.2	$0.3	$0.5

The Company is not obligated to make any contributions to its pension plans for 2006.

Substantially all eligible employees are covered by qualified deferred compensation plans under which a portion of the employee contribution is matched. Employees hired after January 1, 2003, are eligible for an additional non-elective employer contribution. Non-elective employer contributions made to the existing deferred compensation plan are intended in lieu of participation in Standard’s defined benefit pension plan. Standard’s contributions to the plan were $2.0 million and $2.1 million for the first quarters of 2006 and 2005, respectively.

Eligible executive officers are covered by a non-qualified supplemental retirement plan. The accrued benefit cost was $13.0 million and $12.0 million at March 31, 2006 and 2005, respectively. Expenses were $0.4 million and $0.4 million for the first quarters of 2006 and 2005, respectively. As of March 31, 2006, an additional liability of $1.1 million, net of tax, was recognized and reported in accumulated other comprehensive loss.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation may be matched. The liability for the plans was $7.9 million and $8.2 million at March 31, 2006 and 2005, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

In the first quarter of 2006, the Company began marketing equity-indexed annuities. These contracts permit the holder to elect an interest rate return or an equity based return, where interest credited to the contracts is based on the performance of the S&P 500 index, subject to an upper limit or cap. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, we have the opportunity to re-price the equity-indexed component by changing the cap, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity-based interest rate guarantees for the current reset period. However, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that we estimate the fair value of the equity based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value will be recorded as interest credited and represent an estimate of the cost of the options we will purchase in the future to hedge the guarantees, discounted back to the date of the balance sheet, using current market indicators for future interest rates, option costs, and actuarial estimates for policyholder lapse behavior.

There were no significant adjustments required for the first quarter of 2006 due to changes in the market value of the options purchased, or for the change in the liabilities due to equity-based interest rate guarantees.

7.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of March 31, 2006. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million, with expiration dates in June 2006. Under the existing credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on the following: indebtedness, financial liquidity and risk-based capital. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing and the amount outstanding on the lines. At March 31, 2006, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments under the credit agreements. The Company currently is negotiating replacement credit facilities.

8.	ACCOUNTING PRONOUNCEMENTS

On September 19, 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP defines an internal replacement as modifications in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by election of a feature or coverage within an existing contract. Accounting treatment for such replacements depends on whether the replacement contract is considered substantially changed from the original. A substantial change requires treating the new contract as an extinguishment of the original, with all deferred acquisition costs (“DAC”), unearned revenue liabilities and deferred sales inducement assets from the replaced contract no longer deferred. The Company currently does not have an active internal replacement program and anticipates that the statement will not have a material effect on the financial statements.

9.	SUBSEQUENT EVENTS

StanCorp announced on April 25, 2006 that it has agreed to acquire Invesmart, Inc., a national retirement financial services firm, and all of its subsidiaries (“Invesmart”). The purchase price is approximately $85 million. Invesmart is headquartered in Pittsburgh, Pennsylvania with local sales and service offices in 20 cities across the United States. The business being acquired consists of approximately 3,400 retirement plans with assets under administration of more than $10 billion. The transaction and related agreements are subject to various regulatory approvals and other customary conditions to closing, which are expected to occur during the next three months. Invesmart will operate as a subsidiary of StanCorp and will become part of its recently formed Asset Management segment.

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

Our filings with the Securities and Exchange Commission (“SEC”) include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and amendments to those reports. Access to all filed reports is available free of charge on our website at www.stancorpfinancial.com/investors as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in our 2005 Form 10-K. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. See “Critical Accounting Policies and Estimates.”

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

Executive Summary

Financial Results Overview

Net income per diluted share was $0.70 for the first quarter of 2006, compared to $0.76 for the same period in 2005. Net income for the first quarter of 2006 was $38.7 million, compared to $43.6 million for the first quarter of 2005. Factors contributing to the first quarter of 2006 results included comparatively less favorable claims experience in our group life, group disability and individual disability insurance products. In addition, premium growth for the quarter was 5.5%, which was lower than the Company’s long-term target range of 10% to 12%. Offsetting lower premium growth was revenue growth in the Asset Management segment of 13.2% for the first quarter of 2006, compared to the first quarter of 2005.

Outlook

Significant factors that are likely to influence our 2006 financial results when compared to 2005 include:

•	Premium growth for the first quarter of 2006 was 5.5%, which was lower than the Company’s long-term target range of 10% to 12%. We have revised our expectation of consolidated premium growth for 2006 to be in the range of 6% to 8%.

•	Comparatively less favorable claims experience in group life and group long term disability insurance in the first quarter of 2006 resulted in a benefit ratio (benefits to policyholders and interest credited measured as a percentage of premiums) for the employee benefits business of 79.2% for the first quarter of 2006, compared to 77.4% for the first quarter of 2005. We expect the benefit ratio for the remainder of 2006 to be in the range of 77% to 78% for the employee benefits business. Claims experience can fluctuate widely from quarter to quarter.

Other significant factors, which remain unchanged from our 2005 Form 10-K, are related to expected growth in assets under management in our Asset Management segment, and operating expense levels for our Insurance Services segment. Beginning in 2006, we established a long-term financial objective to grow assets under management by more than 20% per year. We also continue to expect operating expenses when measured as a percentage of premiums for the Insurance Services segment to remain at the levels seen in 2005, reflecting the continuation of expenses related to improvements in our customer service and product delivery systems.

Definitive Acquisition Agreement

StanCorp announced on April 25, 2006 that it has agreed to acquire Invesmart, Inc., a national retirement financial services firm, and all of its subsidiaries (“Invesmart”). The purchase price is approximately $85 million. Invesmart is headquartered in Pittsburgh, Pennsylvania with local sales and service offices in 20 cities across the United States. The business being acquired consists of approximately 3,400 retirement plans with assets under administration of more than $10 billion. The transaction and related agreements are subject to various regulatory approvals and other customary conditions to closing, which are expected to occur during the next three months. Invesmart will operate as a subsidiary of StanCorp and will become part of its recently formed Asset Management segment.

Consolidated Results of Operations

Revenues

Revenues consist primarily of premiums, administrative fees and net investment income. Total revenues increased 5.1% to $601.6 million for the first quarter of 2006, compared to $572.4 million for the first quarter of 2005.

Premiums and Administrative Fees

The following table sets forth the percentage of premium and administrative fee growth by segment for the comparative periods indicated:

	Three Months Ended March 31,
	2006	2005
Premium and administrative fee growth:
Insurance Services	5.3%	11.8%
Asset Management	43.7	24.1
Total	6.0%	12.0%

Consolidated premium and administrative fee growth is primarily driven by premium growth in our Insurance Services segment. Insurance Services segment premium growth for the first quarter of 2006 compared to the first quarter of 2005 reflects our ongoing pricing discipline in a very price competitive renewal and sales environment.

Net Investment Income

Net investment income increased 2.8% to $118.9 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Net investment income is influenced primarily by changes in levels of invested assets and interest rates. Average invested assets increased 7.1% for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The portfolio yield for fixed maturity securities decreased to 5.59% at the end of the first quarter of 2006, from 5.75% at the end of the first quarter of 2005. Similarly, the portfolio yield for commercial mortgage loans decreased to 6.42% at the end of the first quarter of 2006, from 6.64% at the end of the first quarter of 2005.

Commercial mortgage loan prepayment fees were $3.6 million and $2.7 million for the first quarters of 2006 and 2005, respectively. The level of commercial mortgage loan prepayment fees will vary depending primarily on the overall interest rate environment. If interest rates rise, we could see a decrease in prepayment fees.

Net Capital Gains (Losses)

Net capital gains and losses occur as a result of sale or impairment of the Company’s assets, neither of which is likely to occur in regular patterns. While the timing of an impairment is not controllable, management does have discretion over the timing of sales of invested assets. Net capital gains and losses are reported in “Other.” Net capital losses were $2.7 million for the three months ended March 31, 2006, compared to net capital losses of $1.2 million for the three months ended March 31, 2005.

Benefits and Expenses

Benefits to Policyholders

Fluctuations in benefits to policyholders are primarily driven by the Insurance Services segment, due to the size of the block of business and the products offered by this segment. Benefits to policyholders, including interest credited, increased $35.4 million, or 9.6% for the first quarter of 2006, compared to the first quarter of 2005. The increase primarily resulted from comparatively higher claims incidence for group life and individual disability insurance, and comparatively higher claims severity for group long term disability insurance for the first quarter of 2006, compared to the first quarter of 2005, as well as business growth, as evidenced by premium growth. In addition, we experienced favorable and sustained claims recovery patterns for our employee benefits long term disability insurance in 2005, and as a result of our assessment of those recovery patterns, we released reserves, decreasing benefits to policyholders by $3 million for the first three months of 2005. We do not anticipate similar reserve releases for 2006. See “Business Segments.”

Operating Expenses

Operating expenses increased $2.7 million, or 3.2% for the first quarter of 2006, compared to the first quarter of 2005. The increase in operating expense growth is primarily due to business growth as evidenced by premium growth.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program, and factors such as the persistency (customer retention), sales, growth in assets under management, and profitability of the business in each of our segments. Commissions and bonuses increased 5.1% to $47.0 million for the quarter ended March 31, 2006, compared to the same quarter in 2005. The increase for the comparative periods was primarily due to premium growth in our Insurance Services segment. Certain commissions and bonuses are capitalized as deferred acquisition costs and amortized over the expected life of the policy.

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain commissions and bonuses, together with other acquisition costs that are recorded in operating expenses. The net increase in DAC and VOBA was $4.2 million for the first quarter of 2006 compared to the first quarter of 2005, primarily due to increases in amounts subject to deferral for commissions, bonuses and operating expenses.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 34.8% for each of the first quarters of 2006 and 2005.

Business Segments

Effective January 1, 2006, we realigned our businesses into two operating segments. Our individual disability business, which had been included in the Individual Insurance segment, was added to our Employee Benefits segment to combine our traditional insurance lines of business into an Insurance Services segment. The Insurance Services segment markets disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. We have also combined our asset management and accumulation businesses, which had been reported in the Individual Insurance and Retirement Plans segments and Other, into an Asset Management segment. The Asset Management segment offers investment management services, commercial mortgage loan origination and servicing, and individual annuities. This segment also offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans, and non-qualified deferred compensation products and services through an affiliated broker-dealer. Resources are allocated and performance is evaluated at the segment level.

Measured as a percentage of total revenues, revenues for each of our two segments for the first quarter of 2006 were 91.5% for the Insurance Services segment and 8.4% for the Asset Management segment.

Net capital gains and losses on investment, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation will continue to be reflected in “Other.”

Insurance Services Segment

As the Insurance Services segment is our largest segment, it substantially influences our consolidated financial results. This segment sells disability insurance, group life and AD&D insurance, and group dental insurance. Income before income taxes for the Insurance Services segment was $54.3 million for the first quarter of 2006, compared to the $62.2 million for the first quarter of 2005. Factors contributing to lower income before income taxes for this segment included comparatively less favorable claims experience, and premium growth below our long-term target range of 10% to 12%.

Following are key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Premiums:
Employee benefits life and AD&D	$181.2	$168.6
Employee benefits long term disability	199.3	194.0
Employee benefits short term disability	50.8	48.5
Employee benefits dental	17.7	18.2
Experience rated refunds	(5.5)	(8.0)
Individual disability	27.4	25.8

Total premiums	$470.9	$447.1

Employee benefits sales (annualized new premiums) reported at contract effective date	$124.1	$133.7
Individual disability sales	5.0	4.4
Employee benefits benefit ratio (% of revenues)	68.8%	67.0%
Employee benefits benefit ratio (% of premiums)	79.2	77.4
Individual disability benefit ratio (% of revenues)	75.0	56.3
Individual disability benefit ratio (% of premiums)	108.4	82.9
Operating expense ratio (% of premiums)	15.7	16.1

Premiums

Premiums for the Insurance Services segment increased 5.3% for the first quarter of 2006, compared to the first quarter of 2005.

Employee benefits.    Premiums for our employee benefits business increased 5.3% for the first quarter of 2006, compared to the first quarter of 2005. Premium growth was affected by terminations of a few large group contracts and lower sales of employee benefits for the first quarter of 2006, compared to the first quarter of 2005. Sales of employee benefits, reported as annualized new premiums, were $124.1 million for the first quarter of 2006, compared to $133.7 million for the first quarter of 2005, reflecting our ongoing pricing discipline in a very price competitive renewal and sales environment in the first quarter of 2006.

Individual disability.    Premiums for individual disability insurance increased 6.2% for the first quarter of 2006, compared to the first quarter of 2005, primarily due to strong customer retention and continued sales growth. Sales of individual disability products increased 13.6% to $5.0 million for the first quarter of 2006, compared to $4.4 million for the first quarter of 2005.

Premium growth for individual disability can fluctuate from quarter to quarter due in part to experience rated reinsurance agreements. Reinsurance receivables under these agreements, which are recorded as an adjustment to premiums, reduced premiums by $2.2 million for the first quarter of 2006 compared to the first quarter of 2005. As this block of business matures over a period of years, the annual effects of the reinsurance agreement on premiums and income before income taxes are generally expected to decrease.

StanCorp expects consolidated premium growth for 2006 to be in the range of 6% to 8%.

Benefits to Policyholders (including interest credited)

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience, and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence (number of claims) and claims severity (length of time a disability claim is paid and the size of the claim). The assumptions used to establish the related reserves reflect claims incidence and claims severity, as well as new investment interest rates and overall portfolio yield, both of which affect the discount rate used to establish reserves.

Benefits to policyholders increased 9.6% to $381.0 million for the first quarter of 2006, compared to $347.5 million for the first quarter of 2005. Aside from the increased business in force quarter over quarter, benefits to policyholders also increased as a result of comparatively less favorable claims experience in our group life, group disability and individual disability insurance products.

Employee benefits.    Claims experience for the first quarter of 2006 included comparatively higher claims incidence, or number of new claims, for group life insurance, and comparatively greater claims severity in group long term disability insurance compared to the first quarter of 2005. The greater claims severity in group long term disability was primarily related to claimants returning to work more slowly than expected in our early duration claims. The benefit ratio (benefits to policyholders and interest credited measured as a percentage of premiums) for the employee benefits business was 79.2% for the first quarter of 2006, compared to 77.4% for the first quarter of 2005. In the first quarter of 2005, benefits to policyholders were reduced by $3 million as a result of our ongoing assessment of claims recovery patterns. We do not currently anticipate similar reserve releases for 2006.

For the remainder of 2006, we expect the benefit ratio for the employee benefits business to be in the range of 77% to 78%. Claims experience can fluctuate widely from quarter to quarter.

Individual disability.    Claims experience for individual disability insurance included comparatively higher claims incidence for the first quarter of 2006 compared to the first quarter of 2005. The benefit ratio for our individual disability business was 108.4% for the first quarter of 2006, compared to 82.9% for the first quarter of 2005. Generally, we expect the benefit ratio to trend down over time to reflect the growth in the business outside of the large block of disability business assumed in 2000 from Minnesota Life Insurance Company, and the corresponding shift in revenues from net investment income to premiums. The decrease year to year in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business. We expect the wide fluctuations in the benefit ratio for the business to continue, especially when measured on a quarterly basis.

The establishment of reserves includes discounting expected future benefits to their present value. The discount rate used, which is determined quarterly, is based on our average new money investment rate for a quarter less a margin to allow for reinvestment and credit risk. During the first quarter of 2006, we increased our discount rate from 4.75% to 5.0%. Given that we discount new reserves established in each quarter using our average new money investment rate less a margin, changes in our average new money investment rate may result in a change in the discount rate used to establish new reserves, and therefore may increase or decrease the expense of benefits to policyholders. Based on our current size, a 25 basis point increase in the discount rate would result in a quarterly decrease of approximately $2 million of benefits to policyholders, and a corresponding increase to pre-tax earnings.

Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause the expense of benefits to policyholders to increase. The duration of our invested assets generally is well matched to the duration of our liabilities in total. Our investments are generally not callable or have prepayment penalties. Based on these factors, we believe the current margin of 39 basis points in our overall block of business between invested asset yield and weighted average reserve discount rate is adequate to cover potential reinvestment risk. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment increased $2.0 million, or 2.8%, for the first quarter of 2006, compared to the first quarter of 2005. The increase was due to business growth as evidenced by premium growth, and expenses related to the continuation of improvements in our customer service and product delivery systems.

Asset Management Segment

Revenues for the Asset Management segment increased 13.2% to $50.5 million for the first quarter of 2006, compared to $44.6 million for the first quarter of 2005. The primary sources of revenue for the Asset Management segment are derived from the retirement plans business, the individual annuities business, and our commercial mortgage lending business.

Revenues from the retirement plans business include plan administration fees, fees on separate account assets (equity investments) under management, and investment income on general account assets under management. Premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement. In addition, Standard Insurance Company (“Standard”) has developed a registered group annuity contract to expand its market to 403(b) plans, 457 tax-exempt plans and nonqualified deferred compensation plans of private employers. StanCorp Equities, Inc. is the principal underwriter and distributor of registered contracts for Standard.

The Asset Management segment also sells fixed-rate annuities, including life contingent annuities to individuals.

In the first quarter of 2006, the Company began marketing equity-indexed annuities. These contracts permit the holder to elect an interest rate return or an equity based return, where interest credited to the contracts is based on the performance of the S&P 500 index, subject to an upper limit or cap. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, we have the opportunity to re-price the equity-indexed component by changing the cap, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity-based interest rate guarantees for the current reset period. However, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that we estimate the fair value of the equity based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value will be recorded as interest credited and represent an estimate of the cost of the options we will purchase in the future to hedge the guarantees, discounted back to the date of the balance sheet, using current market indicators for future interest rates, option costs, and actuarial estimates for policyholder lapse behavior.

There were no significant adjustments required for the first quarter of 2006 due to changes in the market value of the options purchased, or for the change in the liabilities due to equity-based interest rate guarantees.

Our Asset Management segment also includes other financial service businesses that are non-insurance related, including StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), our commercial mortgage lending business, StanCorp Investment Advisers, Inc., our registered investment adviser and StanCorp Trust Company, our passive trust services business established in 2006. These other businesses generate asset management and servicing revenue.

Income before income taxes for the Asset Management segment increased 34.8% to $8.9 million for the first quarter of 2006, compared to $6.6 million for the first quarter of 2005. Income before income taxes for the first quarter of 2006 reflected fees earned from higher assets under management. At March 31, 2006, we reached assets under management of $6.95 billion, compared to $5.44 billion at March 31, 2005.

Following are key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Premiums:
Retirement Plans	$0.6	$0.5
Individual annuities	1.5	0.7

Total premiums	$2.1	$1.2

Administrative fees:
Retirement plans	$9.1	$6.9
Other financial service businesses	3.6	2.2

Total administrative fees	$12.7	$9.1

Net investment income:
Retirement plans	$17.7	$15.7
Individual annuities	16.6	16.4
Other financial service businesses	1.4	2.2

Total net investment income	$35.7	$34.3

Interest credited (% of net investment income):
Retirement plans	53.7%	54.8%
Individual annuities	62.0	60.4

Assets under management:
Retirement plans general account	$1,256.7	$1,079.4
Retirement plans separate account	3,334.6	2,438.5
Individual annuities	1,162.4	1,093.0
Commercial mortgage loans under management for other investors	1,196.1	825.1

Total assets under management	$6,949.8	$5,436.0

Sales (annuity deposits)	$40.9	$20.0

Premiums

Premiums for the Asset Management Segment are generated from life contingent annuities, which are primarily a single premium product and therefore can vary significantly from quarter to quarter. Premiums for the Asset Management segment increased 75.0% to $2.1 million for the first quarter of 2006, compared to $1.2 million for the first quarter of 2005. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Annuity deposits earn investment income, a portion of which is credited to policyholders.

Administrative Fees

Administrative fees for the Asset Management segment increased 39.6% to $12.7 million in the first quarter of 2006, compared to $9.1 million for the first quarter of 2005. The increase primarily resulted from higher retirement plan assets under management, which increased 30.5% to $4.59 billion at March 31, 2006, compared to $3.52 billion a year ago. The increase in retirement plan assets under management was due to strong deposit growth and customer retention.

In addition, StanCorp Mortgage Investors serviced $3.08 billion in commercial mortgage loans for subsidiaries of StanCorp and $1.20 billion for other institutional investors at March 31, 2006, compared to $3.02 billion and $825.1 million at March 31, 2005, respectively. StanCorp Mortgage Investors generates additional fee income from the servicing of commercial mortgage loans sold to institutional investors. Capitalized mortgage servicing rights associated with commercial mortgage loans serviced for other institutional investors were $3.5 million and $3.3 million at March 31, 2006, and December 31, 2005, respectively.

Net Investment Income

Net investment income for the Asset Management Segment increased 4.1% to $35.7 million for the first quarter of 2006, compared to $34.3 million for the first quarter of 2005. The increase was primarily due to a 16.4% increase in retirement plan general account assets under management, offset by a decrease in commercial mortgage loan commitment fees and a decline in portfolio yield. Commercial mortgage loan commitment fees were $1.3 million for the first quarter of 2006, compared to $2.1 million for the first quarter of 2005.

Commercial mortgage loan commitment fees represent fees paid by borrowers to the Company to secure funding of a commercial mortgage loan at a fixed interest rate. Revenue from these fees will fluctuate with the level of commercial mortgage loan originations. Commercial mortgage loan originations were $170.9 million for the first quarter of 2006, compared to $244.8 million for the first quarter of 2005. The decrease resulted from a more competitive commercial mortgage loan origination market during the first quarter of 2006. The level of commercial mortgage loan originations in any quarter is influenced by market conditions as the Company responds to changes in interest rates, available spreads and borrower demand.

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life contingent annuities. Benefits to policyholders for the Asset Management segment increased 16.7% to $4.2 million in the first quarter of 2006, compared to $3.6 million in the first quarter of 2005. The increase was primarily due to the changes in reserves for life contingent annuities, which closely approximate the premiums recorded less benefits paid. Premiums for life contingent annuities were $2.1 million for the first quarter of 2006, compared to $1.2 million for the first quarter of 2005.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and fixed-rate individual annuity deposits. Interest credited for the Asset Management segment increased 7.0% to $19.8 million for the first quarter of 2006, compared to $18.5 million for the first quarter of 2005. The increase in interest credited was due to growth in assets under management, for both retirement plans general account and fixed-rate individual annuities of 16.4% and 6.3%, respectively. The growth in interest credited caused by growth of the business was partially offset by a decrease in the interest rate credited to policyholders.

Other

In addition to our two segments, we report our holding company and corporate activity in “Other.” This category includes net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation.

The Other category reported a loss before income taxes of $3.8 million for the first quarter of 2006, compared to $1.9 million for the first quarter of 2005. Net capital losses were $2.7 million for the first quarter of 2006, compared to $1.2 million for the first quarter of 2005.

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

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at March 31, 2006, made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses, in light of the assets held.

Generally, duration is a measure of the price sensitivity of assets or liabilities to changes in interest rates. For example, duration of 5 indicates that a 1% change in interest rates would result in a change of approximately 5% in the economic value of the asset or liability. The duration of our invested assets was generally well matched to the duration of our liabilities in total, approximating 4.8 and 6.2, respectively, at December 31, 2005. There have been no material changes in the duration of our invested assets and liabilities since those reported at December 31, 2005. As a percentage of our fixed maturity investments, callable bonds were 2% at March 31, 2006. Currently, 73% of our commercial mortgage loan portfolio has a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Since 2001, all new commercial mortgage loans originated by the Company contain this prepayment provision. The remainder of our commercial mortgage loans contain fixed prepayment fees that mitigate prepayments, but may not fully protect the Company’s expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $102.0 million and $103.7 million for the first quarters of 2006 and 2005, respectively.

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

The Company launched an equity-indexed annuity product in January 2006, and purchases S&P 500 Index call-spread options in conjunction with our sales of equity-indexed annuities. Included in our consolidated balance sheets at March 31, 2006 are $0.1 million related to these options. See “Business Segments-Asset Management Segment.”

Net cash used in investing activities was $229.1 million and $156.9 million for the first quarters of 2006 and 2005, respectively. Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At March 31, 2006, our portfolio consisted of 58% fixed maturity securities and 41% commercial mortgage loans, with the remainder in real estate. We anticipate that commercial mortgage loans will continue to represent approximately 40% of our investment portfolio in the future.

Fixed Maturity Securities

Our fixed maturity securities totaled $4.70 billion at March 31, 2006. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at March 31, 2006. The percentage of fixed maturity securities below investment-grade remained low at 3.6% and 3.8% at March 31, 2006 and 2005, respectively. At March 31, 2006, there were no bonds on our internally managed watch list. Bonds on our externally managed watch list totaled approximately $0.5 million. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At March 31, 2006, our fixed maturity securities portfolio had gross unrealized capital gains of $79.8 million and gross unrealized capital losses of $90.6 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

At March 31, 2006, commercial mortgage loans in our investment portfolio totaled $3.27 billion. We currently have a portfolio of almost 4,000 commercial mortgage loans. The average loan to value ratio in the overall portfolio was 60.5% at March 31, 2006, and the average loan size was approximately $0.8 million. The Company receives personal recourse on most of our loans.

At March 31, 2006, there were no loans in our portfolio that were more than sixty days delinquent and in the process of foreclosure. We had a net balance of restructured loans of $10.0 million at March 31, 2006, and a commercial mortgage loan loss reserve of $2.4 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio have generally been better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At March 31, 2006, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	47.2% retail properties

•	19.6% industrial properties

•	19.6% office properties

•	8.4% commercial, apartment and agricultural properties

•	5.2% hotel/motel properties

At March 31, 2006, our commercial mortgage loan portfolio was diversified regionally as follows:

•	49.2% Western region

•	24.2% Central region

•	26.6% Eastern region

Commercial mortgage loans in California accounted for 32.8% of our commercial mortgage loan portfolio at March 31, 2006. Through this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the state. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. We do not expect the exposure to catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio located in California to have a material adverse effect on our business, financial position, results of operations or cash flows. However, we cannot provide assurance that material catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio will not occur.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2006, the Company had outstanding commitments to fund commercial mortgage loans totaling $142.1 million, with fixed interest rates ranging from 5.75% to 6.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $115.1 million and $54.5 million for the first quarters of 2006 and 2005, respectively. The increase for 2006 primarily resulted from a third party interest in a limited liability company created for the purpose of holding commercial mortgage loans originated by StanCorp Mortgage Investors. The minority third party investment totaled $41.7 million for the first quarter of 2006. The increase in policyholder fund deposits net of withdrawals for the first three months of 2006 compared to the first three months of 2005, primarily reflected higher individual annuity sales and higher deposits into retirement plans general account assets, both of which reflected related distribution system penetration and growth.

We currently have two unsecured lines of credit for $75 million each, with credit availability totaling $150 million, with expiration dates in June 2006. Under the credit agreements, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The financial covenants include limitations on the following: indebtedness, financial liquidity and risk-based capital. We are not required to maintain compensating balances, but pay commitment fees. Interest charged for use of the facilities is based on the federal funds rate, the bank’s prime rate or the London Interbank Offered Rate at the time of borrowing plus an incremental basis point charge that varies by agreement, type of borrowing and the amount outstanding on the lines. At March 31, 2006, we were in compliance with all covenants under the credit agreements and had no outstanding balance on the lines of credit. We currently have no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments under the credit agreements.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, and expires on December 1, 2008, registering common stock, preferred stock, debt securities and warrants. On September 25, 2002, we completed an initial public debt offering of $250 million of 6.875%, 10 year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October.

We had debt to total capitalization ratios of 15.8% and 16.6% at March 31, 2006 and 2005, respectively. Our ratio of earnings to fixed charges for the quarters ended March 31, 2006 and 2005, was 3.1x and 3.6x, respectively.

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

At March 31, 2006, our estimated total capital in excess of targeted RBC and holding company requirements was approximately $235 million. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	Fund internal growth,

•	Fund acquisitions that are consistent with our mission and meet our return objectives, and

•	Provide a return to shareholders, via share repurchases and dividends.

In addition, we seek to maintain approximately 5% of consolidated equity excluding accumulated other comprehensive income (loss), or approximately $70 million, as well as amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividend to shareholders, totaling approximately $60 million annually. Maintaining capital above targeted levels provides timing flexibility should we wish to access capital markets to finance growth or acquisitions.

Dividends from Subsidiaries

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate RBC according to Oregon law. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes before realized capital gains or losses for the 12-month period ended on the December 31 preceding. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to disapprove requests for dividends in excess of these limits. The current amount of distributions approved by the board of directors, based on excess capital at December 31, 2005, is $179 million. On April 25, 2006, Standard requested approval from the Oregon Insurance Division to make an extraordinary distribution of $147 million to StanCorp.

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

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (the “Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 14, 2005, the board of directors authorized a new share repurchase program of up to 3.0 million shares of StanCorp common stock. The new share repurchase program will be effected in the open market or in negotiated transactions through December 31, 2007, and replaced the Company’s previous share repurchase program.

During the first quarter of 2006, we repurchased 101,900 shares of common stock at a total cost of $5.0 million for a volume weighted-average price of $49.17 per common share. At March 31, 2006, there were

2.9 million shares remaining under the Company’s current share repurchase program. Also during the first quarter of 2006, the Company acquired 3,076 shares of common stock from an executive officer to cover tax liabilities resulting from the release of retention and performance-based shares at a total cost of $0.2 million for a volume weighted-average price of $52.38 per common share. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Financial Strength Ratings

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including ours. In addition, credit ratings on our senior notes are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products and also could increase costs of future debt issuances. Standard & Poor’s, Moody’s Investors Service, Inc., A.M. Best Company and Fitch, Inc. provide financial strength and credit ratings.

Standard’s financial strength ratings as of April 2006 were:

•	A+ (Strong) by Standard & Poor’s—5th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

•	AA- (Very Strong) by Fitch—4th of 21 ratings.

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide credit ratings on our senior notes. As of April 2006, ratings from the agencies were BBB+, Baa1, A- and bbb+, respectively. In July 2005, A.M. Best Company assigned an issuer credit rating of a+ to StanCorp.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7, Contingencies and Commitments.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2004, through March 31, 2006, aggregated $0.2 million. At March 31, 2006, the Company maintained a reserve of $0.8 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

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

Statutory net gains from insurance operations before federal income taxes were $54.9 million and $49.6 million for the first quarters of 2006 and 2005, respectively. Statutory capital (adjusted to exclude asset valuation reserves) for our insurance regulated subsidiaries totaled $1.09 billion and $1.05 billion at March 31, 2006 and 2005, respectively.

New and Adopted Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 3, Share-Based Compensation.”

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums and annuity deposits.

•	Growth in assets under management including performance of equity investments in the separate account.

•	Availability of capital required to support business growth and the effective utilization of excess capital.

•	Achievement of anticipated levels of operating expenses.

•	Benefit ratios, including changes in morbidity, mortality and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	Credit quality of the holdings in our investment portfolios.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Concentration of commercial mortgage loan assets collateralized in California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	The condition of the economy and expectations for interest rate changes.

•	The impact of rising benefit costs on employer budgets for employee benefits.

•	Performance of business acquired through reinsurance or acquisition.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level.

•	Findings in litigation or other legal proceedings.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size.

•	Adequacy of asset/liability management.

•	Concentration of risk, especially inherent in group life products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Events of terrorism, natural disasters or other catastrophic events.

•	Changes in federal or state income taxes.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Company since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2006, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

There have been no material changes to the risk factors set forth in our 2005 Form 10-K.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table sets forth share purchases made, for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1-31, 2006	98,500	$49.15	98,500	2,869,500
February 1-28, 2006	6,476	51.02	3,400	2,866,100
March 1-31, 2006	—	—	—	2,866,100

Total first quarter	104,976	$49.35	101,900

On November 14, 2005, the board of directors authorized a new share repurchase program of up to 3.0 million shares of StanCorp common stock. The new share repurchase program will be affected in the open market or in negotiated transactions through December 31, 2007, and replaced the Company’s previous share repurchase program. Also during the first quarter of 2006, the Company acquired 3,076 shares of common stock from an executive officer to cover tax liabilities resulting from the release of retention and performance-based shares at a total cost of $0.2 million for a volume weighted-average price of $52.38 per common share.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

On February 24, 2006, the organization and compensation committee of the board of directors approved a new Form of Long-Term Incentive Award Agreement for StanCorp senior management filed herewith. See “Exhibit 10.1.”

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 10.1	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (20 Performance Period)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006	By:	/s/ CINDY J. MCPIKE
Cindy J. McPike Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
10.1	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (20 Performance Period)	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith