Form 10-Q
period 2006-06-30
STANCORP FINANCIAL GROUP INC
filed 2006-08-08
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of July 28, 2006, there were 54,368,627 shares of the Registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(In millions—except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Premiums	$481.4	$453.0	$954.4	$901.3
Administrative fees	13.1	10.4	25.5	20.0
Net investment income	117.5	113.3	236.4	229.0
Net capital gains (losses)	(0.3)	0.5	(3.0)	(0.7)

Total revenues	611.7	577.2	1,213.3	1,149.6

Benefits and expenses:
Benefits to policyholders	385.3	339.9	767.7	689.4
Interest credited	23.7	20.6	46.3	40.7
Operating expenses	88.1	86.6	175.8	171.6
Commissions and bonuses	43.9	40.6	90.9	85.3
Premium taxes	8.5	8.0	16.8	15.9
Interest expense	4.4	4.6	8.9	9.0
Net increase in deferred acquisition costs and value of business acquired	(8.0)	(4.7)	(18.3)	(10.8)

Total benefits and expenses	545.9	495.6	1,088.1	1,001.1

Income before income taxes	65.8	81.6	125.2	148.5
Income taxes	22.9	28.3	43.6	51.6

Net income	42.9	53.3	81.6	96.9
Other comprehensive income (loss), net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	(42.0)	65.4	(108.3)	16.6
Reclassification adjustment for net capital (gains) losses included in net income, net	(0.7)	(2.4)	(0.9)	(3.5)

Total	(42.7)	63.0	(109.2)	13.1

Comprehensive income (loss)	$0.2	$116.3	$(27.6)	$110.0

Net income per common share:
Basic	$0.79	$0.96	$1.50	$1.72
Diluted	0.78	0.95	1.48	1.71
Weighted-average common shares outstanding:
Basic	54,499,280	55,722,128	54,519,935	56,200,794
Diluted	55,122,474	56,248,332	55,179,957	56,798,972

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2006	December 31, 2005
A S S E T S
Investments:
Fixed maturity securities	$4,608.1	$4,613.2
Commercial mortgage loans, net	3,377.8	3,243.7
Real estate, net	84.9	77.7
Policy loans	4.1	4.0

Total investments	8,074.9	7,938.6

Cash and cash equivalents	156.3	53.2
Premiums and other receivables	77.0	81.5
Accrued investment income	88.9	85.6
Amounts recoverable from reinsurers	903.0	897.7
Deferred acquisition costs and value of business acquired, net	267.1	245.3
Property and equipment, net	81.6	86.7
Other assets	42.8	54.5
Separate account assets	3,315.7	3,007.6

Total assets	$13,007.3	$12,450.7

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$4,819.1	$4,689.3
Other policyholder funds	2,785.7	2,649.3
Deferred tax liabilities	9.6	73.6
Short-term debt	2.0	2.0
Long-term debt	260.8	260.1
Other liabilities	440.5	355.0
Separate account liabilities	3,315.7	3,007.6

Total liabilities	11,633.4	11,036.9

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par value, 300,000,000 shares authorized; 54,488,804 and 54,712,936 shares issued at June 30, 2006, and December 31, 2005, respectively	518.0	530.3
Accumulated other comprehensive income (loss)	(49.4)	59.8
Retained earnings	905.3	823.7

Total shareholders’ equity	1,373.9	1,413.8

Total liabilities and shareholders’ equity	$13,007.3	$12,450.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2005	56,889,678	$618.2	$136.1	$646.8	$1,401.1
Net income	—	—	—	211.1	211.1
Other comprehensive loss, net of tax	—	—	(76.3)	—	(76.3)
Common stock:
Repurchased	(2,666,000)	(106.4)	—	—	(106.4)
Issued to directors	4,210	0.2	—	—	0.2
Issued under employee stock plans, net	485,048	18.6	—	—	18.6
Cost of common stock split	—	(0.3)	—	—	(0.3)
Dividends declared on common stock	—	—	—	(34.2)	(34.2)

Balance, December 31, 2005	54,712,936	530.3	59.8	823.7	1,413.8

Net income	—	—	—	81.6	81.6
Other comprehensive loss, net of tax	—	—	(109.2)	—	(109.2)
Common stock:
Repurchased	(491,300)	(24.2)	—	—	(24.2)
Issued to directors	1,725	0.1	—	—	0.1
Issued under employee stock plans, net	265,443	11.8	—	—	11.8

Balance June 30, 2006	54,488,804	$518.0	$(49.4)	$905.3	$1,373.9

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2006	2005
Operating:
Net income	$81.6	$96.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	4.7	2.0
Depreciation and amortization	40.0	38.8
Deferral of acquisition costs and value of business acquired, net	(39.7)	(30.6)
Deferred income taxes	(2.9)	6.9
Changes in other assets and liabilities:
Receivables and accrued income	(4.2)	(3.6)
Future policy benefits and claims	129.8	96.9
Other, net	(0.3)	(18.3)

Net cash provided by operating activities	209.0	189.0

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	227.8	273.1
Commercial mortgage loans	264.8	355.9
Real estate	1.8	1.1
Costs of investments acquired or originated:
Fixed maturity securities—available-for-sale	(406.5)	(372.5)
Commercial mortgage loans	(399.1)	(490.1)
Real estate	(7.6)	(3.8)
Other investments	(0.3)	—
Acquisition of property and equipment	(7.0)	(8.1)

Net cash used in investing activities	(326.1)	(244.4)

Financing:
Policyholder fund deposits	825.9	713.5
Policyholder fund withdrawals	(689.5)	(580.4)
Long-term debt	0.7	(0.1)
Third party interest in a limited liability company	98.7	—
Issuance of common stock, net	8.6	4.4
Repurchase of common stock	(24.2)	(69.2)

Net cash provided by financing activities	220.2	68.2

Increase in cash and cash equivalents	103.1	12.8
Cash and cash equivalents, beginning of period	53.2	45.3

Cash and cash equivalents, end of period	$156.3	$58.1

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$52.5	$47.3
Income taxes	42.4	35.8

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp is a leading provider of employee benefit products and services serving the life and disability insurance needs of employer groups and individuals. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states. We also provide accidental death and dismemberment (“AD&D”), dental insurance, annuity products, retirement plan products and services and investment advisory services. Our mortgage business originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and for sale to institutional investors. Effective January 1, 2006, we realigned our businesses into two operating segments: Insurance Services and Asset Management, each of which is described below. See “Note 4, Segments.”

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

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory services to our retirement plan clients and individual investors. It also provides investment management services to third parties and subsidiaries of StanCorp.

StanCorp Equities is a licensed broker-dealer. For the sale of registered contracts, a broker-dealer must serve as principal underwriter and distributor, providing supervision and oversight that is required by the National Association of Securities Dealers. Standard developed a registered contract to expand its market to 403(b) plans, 457 tax-exempt plans and nonqualified deferred compensation plans of private employers. StanCorp Equities is the principal underwriter and distributor of registered contracts for Standard.

In January 2006, StanCorp established StanCorp Trust Company, which offers limited passive trust services to clients.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated. Certain 2005 amounts have been reclassified to conform to the current presentation.

Minority interest related to consolidated entities included in other liabilities was $242.4 million at June 30, 2006, and $143.7 million at December 31, 2005.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2006, and for the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. Interim results for the three and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. This report should be read in conjunction with the Company’s 2005 annual report on Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (in millions)	$42.9	$53.3	$81.6	$96.9

Basic weighted-average common shares outstanding	54,499,280	55,722,128	54,519,935	56,200,794
Stock options	599,081	492,924	627,150	544,992
Restricted stock	24,113	33,280	32,872	53,186

Diluted weighted-average common shares outstanding	55,122,474	56,248,332	55,179,957	56,798,972

Net income per diluted common share	$0.78	$0.95	$1.48	$1.71

3.	SHARE-BASED COMPENSATION

The Company has three share-based compensation plans:

•	The 1999 Omnibus Stock Incentive Plan.

•	The 2002 Stock Incentive Plan.

•	The 1999 Employee Share Purchase Plan (“ESPP”).

The 1999 Omnibus Stock Incentive Plan authorized the board of directors of StanCorp to grant eligible employees certain incentive or non-statutory stock options, bonuses and performance stock options, restricted and foreign stock awards, and stock appreciation and cash bonus rights related to StanCorp’s common stock. The maximum number of shares of common stock that may be issued under this plan is 3.4 million. At June 30, 2006, substantially all of these shares have been issued or optioned.

In 2002, shareholders approved the 2002 Stock Incentive Plan. This plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 2.9 million. At June 30, 2006, 1.8 million shares or options for shares had been issued under the 2002 plan.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this section.

Net income for the second quarters of 2006 and 2005 included compensation costs of $2.0 million and $1.6 million, respectively, and tax benefits of $0.7 million and $0.6 million, respectively, related to all share-based compensation arrangements. Net income for the first six months of 2006 and 2005 included compensation costs of $4.4 million and $3.2 million, respectively, and tax benefits of $1.6 million and $1.1 million, respectively, related to all share-based compensation arrangements.

The Company has granted three types of share-based compensation pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan: (1) option grants to directors and employees, (2) restricted stock grants to officers, and (3) stock retainer fees to directors.

Option Grants

Options are granted to directors, officers, and certain non-officer employees. Directors and officers receive annual grants in amounts determined by the Compensation Committee of the board of directors. Officers also receive options when hired or promoted, and the chief executive officer has authority to award a limited number of options at his discretion. Options are granted with an exercise price equal to the market price of the stock at the date of grant. Directors’ options vest in one year; all others vest in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change in control of the Company (as defined in the relevant change in control agreements). Options generally expire 10 years from the grant date.

A summary of option activity and options outstanding and exercisable is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,218,248	$28.14
Granted	306,350	49.94
Exercised	(66,679)	21.56
Forfeited	(10,803)	39.37
Expired	—	—

Outstanding, March 31, 2006	2,447,116	31.00	7.15	$56,549,984

Granted	91,000	50.41
Exercised	(95,526)	23.22
Forfeited	(23,450)	40.16
Expired	(1,100)	11.14

Outstanding, June 30, 2006	2,418,040	$31.96	7.06	$45,831,087

Exercisable at June 30, 2006	1,467,894	$25.76	6.07	$36,921,473

The fair value of each option award under the share-based compensation plans was estimated using the Black-Scholes option pricing model as of the grant date, with the assumptions noted in the following table. The

Black-Scholes model uses the expected term as an input, with the calculated option value varying directly with the length of time until exercise. The Company bases its estimate of expected term on an analysis of the historical exercise experience of similar options granted to similar employee or director groups. The expected term given below represents the weighted-average expected term of options granted. Expected stock price volatility is based on volatility of the Company’s stock over the prior period equal in duration to the expected term. The dividend rate is the rate expected to be paid over the expected term, generally estimated to be equal to the rate for the year prior to grant. The risk-free rate is the interest rate on a U.S. Treasury bond of a maturity closest to the expected term of the option.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	1.48%	1.27%	1.48%	1.27%
Expected stock price volatility	23.0-28.9	26.0	23.0-28.9	22.9-26.3
Risk-free interest rate	4.84-5.11	3.94-4.12	4.17-5.11	3.58-4.12
Expected option lives	6.5 years	6.4 years	5.1 years	5.0 years

The weighted-average grant-date fair market value of options granted during the second quarters of 2006 and 2005 was $17.06 and $11.26, respectively, and the total intrinsic value of the options exercised was $2.5 million and $1.6 million, respectively. The weighted-average grant-date fair market value of options granted during the first six months of 2006 and 2005 was $13.20 and $10.74, respectively, and the total intrinsic value of options exercised was $4.6 million and $2.9 million, respectively.

The amount received from the exercise of stock options for the second quarters of 2006 and 2005 was $2.2 million and $1.6 million, respectively, and the tax benefit related to stock option exercises was $0.9 million and $0.6 million, respectively. The Company receives a tax deduction for the difference between the stock price and the exercise price when an option is exercised. The amount of cash received from the exercise of stock options for the first six months of 2006 and 2005 was $3.7 million and $2.7 million, respectively, and the tax benefit related to stock options exercises was $1.6 million and $1.0 million, respectively.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. At June 30, 2006, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $8.4 million. This compensation will be recognized over the next four years, with a weighted-average recognition period of 2.4 years.

Restricted Stock

Restricted stock grants are a part of the Company’s long-term compensation plan. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.6 million shares available for issuance as restricted stock at June 30, 2006.

Performance-based Restricted Stock

Performance-based awards are made to certain senior officers each year. Participants vest with respect to all or a portion of the awards based on the Company’s financial performance for that year. Each award consists of restricted stock subject to forfeiture if continued employment and financial performance criteria are not met (60%), and cash performance units, each representing a right to receive cash equal to the value of one share of stock, subject to the same employment and performance criteria (40%).

The compensation cost from these awards is measured using the estimated number of shares that will vest at the end of the performance period, multiplied by the fair market value of StanCorp stock. For shares, the fair market value is measured at the grant date. For cash units, the value is measured as of the date of the financial statements.

A summary of the performance-based restricted stock activity and its characteristics are presented below:

	Restricted Shares	Cash Units	Weighted-Average Grant-Date Fair Value
Unvested balance at January 1, 2006	120,894	79,180	$35.27
Granted	37,904	25,034	50.36
Vested	(30,311)	(20,056)	32.69
Forfeited	(9,889)	(6,544)	32.69

Unvested balance at March 31, 2006	118,598	77,614	40.97
Granted	5,357	3,571	48.73
Vested	—	—	—
Forfeited	—	—	—

Unvested balance at June 30, 2006	123,955	81,185	$41.31

The weighted-average grant-date fair value of performance-based shares and cash units granted in the second quarter of 2005 was $37.55. The weighted-average grant-date fair value of both performance-based shares and cash units granted during the first six months of 2006 and 2005 was $50.16 and $40.41, respectively. The total value of performance-based shares vested and cash units paid during the first six months of 2006 and 2005 was $2.7 million and $2.1 million, respectively.

Unvested performance-based shares and cash units at June 30, 2006, are scheduled to vest or be forfeited depending on attainment of predetermined performance goals for years 2006 through 2008. There is a potential of $8.3 million in unrecognized compensation cost related to those shares (assuming that the maximum is achieved for each performance goal, and valuing cash units at the price of StanCorp stock on June 30, 2006). The final amount that will be recognized is dependent on the Company’s financial performance and the price of the Company’s stock on the vesting date. The future cost is expected to be recognized over a weighted-average period of 1.5 years.

Retention-based Restricted Stock

Awards of retention-based restricted stock are made less frequently and at irregular intervals by the Compensation Committee of the board of directors to certain senior officers. Participants vest with respect to the stock after completion of a specified period of employment, generally three or four years. The compensation cost from these awards is measured as the fair market value of the stock at the grant date and is amortized over the period of employment specified.

A summary of the retention-based restricted stock activity and its characteristics are presented below:

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Unvested balance at January 1, 2006	19,000	$27.74
Granted	8,000	50.36
Vested	(4,000)	26.54
Forfeited	—	—

Unvested balance at March 31, 2006	23,000	$35.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested balance at June 30, 2006	23,000	$35.81

The total value of retention-based shares vested in the second quarter of 2005 was $1.5 million. The total value of retention-based shares vested in the first six months of 2006 and 2005 was $0.2 million and $1.8 million, respectively. There were no retention-based shares granted during the first six months of 2005.

There was $0.4 million of total unrecognized compensation cost related to unvested retention-based shares for the first six months of 2006. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Director Shares

The Company uses StanCorp common stock pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan to pay a portion of the retainer fees each quarter to members of the Company’s board of directors. The amount of the payment is fixed in dollars. Directors receive one-third of this amount in stock, with the number of shares granted varying according to the value of the stock on the date of the grant. The shares are fully vested when granted.

The number of director shares granted during the second quarters of 2006 and 2005 was 828 and 1,070, respectively, with a weighted-average grant-date fair value of $54.25 and $42.03, respectively. The number of director shares granted during the first six months of 2006 and 2005 was 1,725 and 2,178, respectively, with a weighted-average grant-date fair value of $52.21 and $41.28, respectively.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at 85% of the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. There were 2.0 million shares authorized for this plan, of which 1.0 million remain at June 30, 2006.

The cost of the ESPP is measured as the sum of two components: (a) the value of the 15% discount and (b) the value of the embedded six-month option. The value of the discount is equal to 15% of the fair market value of the eventual purchase price of the stock. The value of the embedded option is calculated using the Black-Scholes option pricing model with the assumptions noted in the following table. Expected stock price volatility is based on the volatility of StanCorp common stock over the six months preceding the offering period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Six Months Ended June 30,
	2006	2005
Dividend yield	1.48%	1.27%
Expected stock price volatility	24.9	22.1
Risk-free interest rate	4.36	2.59
Expected option lives	0.5 years	0.5 years

There are two offering periods per year. Included in the Company’s share-based compensation expense for the second quarters and the first six months of 2006 and 2005 are costs related to the January through June offering periods of those years.

The per-share fair value for the Company’s ESPP offerings for the first six months of 2006 and 2005 was $10.67 and $7.54, respectively. The Company’s compensation costs resulting from the ESPP were $0.3 million, and the related tax benefits realized were $0.1 million in each of the second quarters of 2006 and 2005. The compensation costs resulting from the ESPP for the first six months of 2006 and 2005 were $0.7 million and $0.6 million, respectively, and the related tax benefits realized were $0.3 million and $0.2 million, respectively.

Effect of Applying the Provisions of FAS No. 123(R)

Prior to 2003, the Company accounted for its stock compensation plans under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, no share-based employee compensation cost other than restricted stock was reflected in net income.

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

The Company adopted FAS No. 123(R), Share-Based Payment, in the first quarter of 2006 using the modified prospective method. The modified prospective method requires recognition of compensation expense, beginning in the period of adoption, for the unvested portion of all options outstanding at the date of adoption. Prior period amounts were not restated. For StanCorp, additional compensation expense is recognized from options that were granted in 2002. (Options granted earlier than 2002 were fully vested by 2006. Options granted after 2002 are already included in expenses.) In the first six months of 2006, the incremental share-based compensation expense recognized due to the adoption of FAS No. 123(R) resulted in a decrease to income before income taxes of $0.2 million. This decrease did not have a material effect on the Company’s earnings per share or statement of cash flows.

4.	SEGMENTS

Effective January 1, 2006, we realigned our businesses into two operating segments. Our individual disability business, which had been included in the Individual Insurance segment, was added to our Employee Benefits segment to combine our traditional insurance lines of business into the Insurance Services segment. The Insurance Services segment markets group and individual disability insurance, group life and AD&D insurance, and group dental insurance. We have also combined our asset management and accumulation businesses, which had been reported in the Individual Insurance and Retirement Plans segments and Other, into the Asset Management segment. The Asset Management segment offers investment management services, commercial mortgage loan origination and servicing, and individual annuities. This segment also offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans, and non-qualified deferred compensation products and services through an affiliated broker-dealer. Resources are allocated and performance is evaluated at the segment level.

Net capital gains and losses on investment, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation will continue to be reflected in “Other.”

The following tables set forth select segment information at or for the periods indicated:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended June 30, 2006:
Revenues:
Premiums	$479.7	$1.7	$—	$481.4
Administrative fees	2.4	13.0	(2.3)	13.1
Net investment income	76.7	36.7	4.1	117.5
Net capital losses	—	—	(0.3)	(0.3)

Total revenues	558.8	51.4	1.5	611.7

Benefits and expenses:
Benefits to policyholders	381.3	4.0	—	385.3
Interest credited	3.2	20.5	—	23.7
Operating expenses	73.4	14.4	0.3	88.1
Commissions and bonuses	37.3	6.6	—	43.9
Premium taxes	8.5	—	—	8.5
Interest expense	—	0.1	4.3	4.4
Net increase in deferred acquisition costs and value of business acquired	(5.7)	(2.3)	—	(8.0)

Total benefits and expenses	498.0	43.3	4.6	545.9

Income (loss) before income taxes	$60.8	$8.1	$(3.1)	$65.8

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended June 30, 2005:
Revenues:
Premiums	$451.3	$1.7	$—	$453.0
Administrative fees	2.0	9.8	(1.4)	10.4
Net investment income	73.8	34.9	4.6	113.3
Net capital gains	—	—	0.5	0.5

Total revenues	527.1	46.4	3.7	577.2

Benefits and expenses:
Benefits to policyholders	336.0	3.9	—	339.9
Interest credited	2.0	18.6	—	20.6
Operating expenses	72.6	13.0	1.0	86.6
Commissions and bonuses	35.6	5.0	—	40.6
Premium taxes	8.0	—	—	8.0
Interest expense	—	0.1	4.5	4.6
Net increase in deferred acquisition costs and value of business acquired	(2.9)	(1.8)	—	(4.7)

Total benefits and expenses	451.3	38.8	5.5	495.6

Income (loss) before income taxes	$75.8	$7.6	$(1.8)	$81.6

	Insurance Services	Asset Management	Other	Total
	(In millions)
Six months ended June 30, 2006:
Revenues:
Premiums	$950.6	$3.8	$—	$954.4
Administrative fees	4.6	25.7	(4.8)	25.5
Net investment income	154.0	72.4	10.0	236.4
Net capital losses	—	—	(3.0)	(3.0)

Total revenues	1,109.2	101.9	2.2	1,213.3

Benefits and expenses:
Benefits to policyholders	759.5	8.2	—	767.7
Interest credited	6.0	40.3	—	46.3
Operating expenses	147.5	27.9	0.4	175.8
Commissions and bonuses	77.8	13.1	—	90.9
Premium taxes	16.8	—	—	16.8
Interest expense	—	0.2	8.7	8.9
Net increase in deferred acquisition costs and value of business acquired	(13.5)	(4.8)	—	(18.3)

Total benefits and expenses	994.1	84.9	9.1	1,088.1

Income (loss) before income taxes	$115.1	$17.0	$(6.9)	$125.2

Total assets	$6,569.6	$5,875.5	$562.2	$13,007.3

	Insurance Services	Asset Management	Other	Total
	(In millions)
Six months ended June 30, 2005:
Revenues:
Premiums	$898.4	$2.9	$—	$901.3
Administrative fees	4.0	18.9	(2.9)	20.0
Net investment income	149.4	69.2	10.4	229.0
Net capital losses	—	—	(0.7)	(0.7)

Total revenues	1,051.8	91.0	6.8	1,149.6

Benefits and expenses:
Benefits to policyholders	681.9	7.5	—	689.4
Interest credited	3.6	37.1	—	40.7
Operating expenses	144.7	25.2	1.7	171.6
Commissions and bonuses	74.8	10.5	—	85.3
Premium taxes	15.9	—	—	15.9
Interest expense	—	0.2	8.8	9.0
Net increase in deferred acquisition costs and value of business acquired	(7.1)	(3.7)	—	(10.8)

Total benefits and expenses	913.8	76.8	10.5	1,001.1

Income (loss) before income taxes	$138.0	$14.2	$(3.7)	$148.5

Total assets	$6,429.6	$4,967.2	$323.5	$11,720.3

5.	RETIREMENT BENEFITS

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

In addition, Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically, and are based on retirees’ length of service and age at retirement. Effective January 1, 2006, participation in the postretirement benefit plan is limited to employees who reached either the age of 40 at January 1, 2006, or whose combined age and length of service were equal to or greater than 45 years at January 1, 2006.

The following tables set forth the components of net periodic benefit costs for the pension benefits and postretirement benefits for the periods indicated:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$2.0	$2.0	$4.0	$4.0
Interest cost	3.2	2.8	6.2	5.6
Expected return on plan assets	(3.5)	(3.0)	(7.0)	(6.0)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of unrecognized net transition asset	(0.1)	—	(0.2)	(0.1)
Amortization of net actuarial loss	0.8	0.6	1.3	1.2

Net periodic benefit costs	$2.3	$2.3	$4.1	$4.5

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$0.3	$0.2	$0.6	$0.6
Interest cost	0.3	0.2	0.6	0.6
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.3)
Amortization of unrecognized net transition asset	—	—	—	—
Amortization of net actuarial loss	—	0.1	—	0.2

Net periodic benefit costs	$0.3	$0.2	$0.6	$0.7

The Company is not obligated to make any contributions to its pension plans for 2006.

Substantially all eligible employees are covered by qualified deferred compensation plans under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Standard’s contributions to the plan were $1.5 million and $1.4 million for the second quarters of 2006 and 2005, respectively, and $3.5 million and $3.3 million for the first six months of 2006 and 2005, respectively.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. The accrued benefit cost was $13.4 million and $12.7 million at June 30, 2006 and December 31, 2005, respectively.

Expenses were $0.6 million and $0.4 million for the second quarters of 2006 and 2005, respectively, and $1.0 million and $0.8 million for the first six months of 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, a liability of $1.1 million, net of tax, was included in accumulated other comprehensive loss which is the result of an accrued benefit liability in excess of the funded status of the plan.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participant executive officers, agents and group producers is matched. The liability for the plans was $7.8 million at June 30, 2006 and December 31, 2005, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

In the first quarter of 2006, the Company began marketing equity-indexed annuities. These contracts permit the holder to elect an interest rate return or an equity-indexed return, where interest credited to the contracts is based on the performance of the S&P 500 index, subject to an upper limit or cap. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, we have the opportunity to re-price the equity-indexed component by changing the cap, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity-based interest rate guarantees for the current reset period. However, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that we estimate the fair value of the equity-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value will be recorded as interest credited and represent an estimate of the cost of the options we will purchase in the future to hedge the guarantees, discounted back to the date of the balance sheet, using current market indicators for future interest rates, option costs, and actuarial estimates for policyholder lapse behavior.

7.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at June 30, 2006. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

On June 15, 2006, the Company established a five-year, $200 million senior unsecured revolving credit facility (“Facility”). The termination date of the Facility is June 15, 2011, though, at the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended for two additional one-year periods. Additionally, upon the request of StanCorp and with consent of the lenders under the Facility, the Facility can be increased by up to $100 million to a total of up to $300 million. The proceeds of the Facility will be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants include limitations based on the Company’s leverage ratio (total debt to total capitalization) and consolidated net worth. The five-year Facility is subject to performance pricing based upon the Company’s leverage ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At June 30, 2006, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments.

8.	ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”) which applies to all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The statement permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, such as our equity-indexed annuity product. The Company currently separates the embedded derivative within an equity-indexed annuity and values the embedded derivative at fair value, while the host contract continues to be valued at amortized cost. SFAS No. 155 allows the irrevocable option to measure the entire equity-indexed annuity at fair value which can be made on a contract by contract basis. The Company does not intend to elect the option allowed under this guidance.

9.	SUBSEQUENT EVENTS

StanCorp announced on July 10, 2006, that it completed the acquisition of Invesmart, Inc., a national retirement financial services firm, and all of its subsidiaries (“Invesmart”), at a purchase price of approximately $85 million. Invesmart is headquartered in Pittsburgh, Pennsylvania with local sales and service offices in 20 cities across the United States. The business acquired consists of over 4,000 retirement plans with assets under administration of more than $10 billion. Invesmart is operating as a subsidiary of StanCorp and will become part of its recently formed Asset Management segment.

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

We have made in this Form 10-Q, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are predictive in nature and not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. See “Forward-looking Statements.”

Executive Summary

Financial Results Overview

Net income per diluted share was $0.78 for the second quarter of 2006, compared to $0.95 for the second quarter of 2005. Net income for the second quarter of 2006 was $42.9 million, compared to $53.3 million for the second quarter of 2005. Results from the second quarter of 2006 primarily were affected by comparatively less favorable claims experience in our employee benefits products. Claims experience in these products for the first quarter of 2006 also was unfavorable, but for most of 2005 was very favorable compared to our expectations.

Results for the second quarter of 2006 also included premium growth in the Insurance Services segment of 6.3% and revenue growth in the Asset Management segment of 10.8%. Net investment income increased 3.7% for the comparative quarters, reflecting a 6.3% increase in average invested assets, offset in part by lower commercial mortgage loan prepayment fees. Operating expenses were relatively stable, growing 1.7% for the second quarter of 2006 compared to the second quarter of 2005.

Net income per diluted share for the first six months of 2006 was $1.48, compared to $1.71 for the first six months of 2005. Net income for the first six months of 2006 was $81.6 million, compared to $96.9 million for the first six months of 2005. The decrease in net income per diluted share for the first six months of 2006 compared to the same period in 2005 was primarily due to comparatively less favorable claims experience in the employee benefits products, as well as comparatively less favorable claims experience in the individual disability product line in the first quarter of 2006 compared to the first quarter of 2005.

Premium growth for the Insurance Services segment was 5.8% for the six months ended June 30, 2006 when compared to the same period for 2005. Revenue growth for the Asset Management segment was 12.0% for the same comparative periods.

Outlook

As we look ahead to the second half of 2006, the following factors are expected to influence our annual results:

•	The inherent periodic fluctuations in claims experience for the insurance businesses, particularly on a quarter by quarter basis,

•	An expectation that the 50 basis point increase in the discount rate used to establish new reserves for the second quarter of 2006 will remain stable and therefore benefits to policyholders will be reduced by approximately $4 million per quarter,

•	An estimated premium growth rate in the range of 6% to 8%,

•	An expectation that growth in net investment income will be at a lower rate in 2006 compared to 2005 due to lower levels of invested assets than expected due to lower rates of premium growth, and lower levels of commercial mortgage loan prepayments, and

•	Our plan to maintain operating expense growth at a rate less than the premium growth rate.

In 2006, we established a long-term financial objective to grow assets under administration by more than 20% per year. In addition to the 24.1% growth achieved since June 30, 2005, the acquisition of Invesmart, which was completed in the third quarter of 2006, will more than double the assets under administration for 2006.

In addition, operating expenses are expected to be maintained at a rate of growth lower than the rate of premium growth for 2006.

Acquisition of Invesmart

StanCorp announced on July 10, 2006, that it completed the acquisition of Invesmart, Inc., a national retirement financial services firm, and all of its subsidiaries (“Invesmart”), at a purchase price of approximately $85 million. Invesmart is headquartered in Pittsburgh, Pennsylvania with local sales and service offices in 20 cities across the United States. The business acquired consists of over 4,000 retirement plans with assets under administration of more than $10 billion. Invesmart is operating as a subsidiary of StanCorp and is part of its recently formed Asset Management segment.

Consolidated Results of Operations

Revenues

Revenues consist primarily of premiums, administrative fees and net investment income. Total revenues increased 6.0% to $611.7 million for the second quarter of 2006, compared to the second quarter of 2005, and 5.5% to $1.21 billion for the first six months of 2006, compared to the same period in 2005.

Premiums and Administrative Fees

The following table sets forth the percentage of premium and administrative fee growth by segment for the comparative periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Premium and administrative fee growth:
Insurance Services	6.4%	12.2%	5.9%	12.0%
Asset Management	27.8	27.8	35.3	26.0
Total	6.7	12.5	6.4	12.3

Consolidated premium and administrative fee growth is primarily driven by premium growth in our Insurance Services segment. Sales growth for employee benefits products, reported as annualized new premiums, was 13.0% for the second quarter of 2006 compared to the second quarter of 2005. Premiums for the Insurance Services segment increased 6.3% to $479.7 million for the second quarter of 2006 compared to the second quarter of 2005. Premium growth for this segment was affected by terminations of a few large group contracts in the first quarter of 2006. StanCorp expects premium growth for 2006 to be in the range of 6% to 8%. See “Business Segments.”

Net Investment Income

Net investment income increased 3.7% to $117.5 million for the second quarter of 2006 compared to the second quarter of 2005, and 3.2% to $236.4 million for the first six months of 2006 compared to the first six months of 2005. Net investment income is influenced primarily by changes in levels of invested assets, interest rates and commercial mortgage loan prepayment fees. The increase in net investment income for the comparative periods was due to an increase in average invested assets, offset by a combination of lower yields on our fixed maturities and commercial mortgage loan portfolios, and a decrease in commercial mortgage loan prepayment fees. Average invested assets increased 6.3% for the second quarter of 2006, compared to the second quarter of 2005, and 5.9% for the first six months of 2006, compared to the first six months of 2005. The portfolio yield for fixed maturity securities decreased to 5.59% at June 30, 2006, from 5.71% at June 30, 2005. Similarly, the portfolio yield for commercial mortgage loans decreased to 6.40% at June 30, 2006, from 6.59% at June 30, 2005.

Commercial mortgage loan prepayment fees were $1.9 million and $3.1 million for the second quarters of 2006 and 2005, respectively, and $5.5 million and $5.8 million for the first six months of 2006 and 2005, respectively. The level of commercial mortgage loan prepayment fees will vary depending primarily on the overall interest rate environment. As interest rates rise, we expect prepayment fees to continue to be lower than prior levels.

Net Capital Gains (Losses)

Net capital gains and losses are reported in “Other.” Net capital losses were $0.3 million for the second quarter of 2006, compared to net capital gains of $0.5 million for the second quarter of 2005. Net capital losses were $3.0 million and $0.7 million for the first six months of 2006 and 2005, respectively. Net capital gains and losses occur as a result of sale or impairment of the Company’s assets, neither of which is likely to occur in regular patterns. While the timing of an impairment is not controllable, management does have discretion over the timing of sales of invested assets.

Benefits and Expenses

Benefits to Policyholders

Fluctuations in benefits to policyholders are primarily driven by the Insurance Services segment, due to the size of the block of business and the products offered by this segment. Benefits to policyholders, including interest credited, increased 13.5% to $409.0 million for the second quarter of 2006, compared to the second quarter of 2005. The increase resulted from business growth, as evidenced by premium growth, and comparatively less favorable claims experience in our employee benefits product lines. Claims experience in these products was also unfavorable for the first quarter of 2006, but for most of 2005 was very favorable compared to our expectations. See “Business Segments—Insurance Services Segment.”

Benefits to policyholders, including interest credited, increased 11.5% to $814.0 million for the first six months of 2006, compared to the same period of 2005. The increase primarily resulted from business growth, as evidenced by premium growth, and comparatively less favorable claims experience in our employee benefits product lines, as well as comparatively less favorable claims experience in the individual disability product line for the first quarter of 2006 compared to the first quarter of 2005.

Operating Expenses

Operating expenses increased $1.5 million, or 1.7% for the second quarter of 2006, compared to the second quarter of 2005, and $4.2 million, or 2.4%, for the first six months of 2006, compared to the same period of 2005. Consolidated operating expense growth was driven by business growth as evidenced by premium growth. Premium growth for the second quarter of 2006 was 6.3% compared to the second quarter of 2005. Operating expenses are expected to be maintained at a rate of growth lower than the rate of premium growth for 2006. The estimated premium growth rate for 2006 is expected to be in the range of 6% to 8%.

Commissions and Bonuses

Commissions and bonuses represent sales-based compensation, which can vary depending on the product, the structure of the commission program, and factors such as the persistency (customer retention), sales, growth in assets under administration, and profitability of the business in each of our segments. Commissions and bonuses increased 8.1% to $43.9 million for the second quarter of 2006, compared to the second quarter of 2005, and 6.6% to $90.9 million for the first six months of 2006, compared to the first six months of 2005. The increases for the comparative periods primarily were due to premium growth in our Insurance Services segment. Certain commissions and bonuses are capitalized as deferred acquisition costs and amortized over the expected life of the policy.

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain commissions, bonuses and certain operating expenses which are considered acquisition costs. The net increase in DAC and VOBA for the second quarter of 2006 was $3.3 million greater than the second quarter of 2005, and for the first six months of 2006 was $7.5 million greater than the same period of 2005, primarily due to increases in commissions and bonuses, discussed above, and operating expenses subject to deferral.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 34.8% and 34.7% for the second quarters of 2006 and 2005, respectively, and 34.8% and 34.7% for the first six months of 2006 and 2005, respectively.

Business Segments

Effective January 1, 2006, we realigned our businesses into two operating segments. Our individual disability business, which had been included in the Individual Insurance segment, was added to our Employee

Benefits segment to combine our traditional insurance lines of business into the Insurance Services segment. The Insurance Services segment markets group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. We have also combined our asset management and accumulation businesses, which had been reported in the Individual Insurance and Retirement Plans segments and Other, into the Asset Management segment. The Asset Management segment offers investment management services, commercial mortgage loan origination and servicing, and individual annuities. This segment also offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans, and non-qualified deferred compensation products and services through an affiliated broker-dealer. Resources are allocated and performance is evaluated at the segment level.

Measured as a percentage of total revenues, revenues for each of our two segments for both the second quarter and the first six months of 2006 were 91% for the Insurance Services segment and 8% for the Asset Management segment.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation are reflected in “Other.”

Insurance Services Segment

As the Insurance Services segment is our largest segment, it substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $60.8 million for the second quarter of 2006, compared to $75.8 million for the second quarter of 2005, and $115.1 million for the first six months of 2006, compared to $138.0 million for the first six months of 2005. Factors contributing to lower income before income taxes for this segment for the second quarter and the first six months of 2006 included comparatively less favorable claims experience in our employee benefits products, as well as comparatively less favorable claims experience in the individual disability product line in the first quarter of 2006 compared to the first quarter of 2005. Claims experience in the employee benefits product lines for most of 2005 was very favorable.

Following are key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Premiums:
Employee benefits life and AD&D	$181.7	$170.4	$362.9	$339.0
Employee benefits long term disability	202.7	194.7	402.0	388.7
Employee benefits short term disability	52.7	46.1	103.5	94.6
Employee benefits dental	18.3	18.3	36.0	36.5
Experience rated refunds	(5.3)	(3.0)	(10.8)	(11.0)
Individual disability	29.6	24.8	57.0	50.6

Total premiums	$479.7	$451.3	$950.6	$898.4

Employee benefits sales (annualized new premiums) reported at contract effective date	$51.2	$45.3	$175.3	$179.0
Individual disability sales	5.2	5.8	10.2	10.2
Employee benefits benefit ratio (% of revenues)	70.2%	65.3%	69.5%	66.1%
Employee benefits benefit ratio (% of premiums)	80.7	75.0	80.0	76.2
Individual disability benefit ratio (% of revenues)	51.3	49.0	62.9	52.7
Individual disability benefit ratio (% of premiums)	71.6	72.6	89.3	77.9
Operating expense ratio (% of premiums)	15.3	16.1	15.5	16.1

Revenues

Premiums

Premiums for the Insurance Services segment increased 6.3% for the second quarter of 2006 compared to the second quarter of 2005, and 5.8% for the first six months of 2006 compared to the same period in 2005.

The primary factors that contribute to premium growth for the Insurance Services segment are sales and persistency for all of our insurance products, and organic growth in our employee benefits product lines due to employment and wage rate growth from existing group policyholders.

Sales.    Although sales of our employee benefits products increased 13.0% for the second quarter of 2006 compared to the second quarter of 2005, sales for these products decreased 2.1% for the first six months of 2006 compared to the same period in 2005. The decrease in sales for the first six months of 2006 compared to the same period in 2005 primarily was due to a very price competitive large case market in the first quarter of 2006.

Sales of individual disability products decreased by 10.3% for the second quarter of 2006 compared to the second quarter of 2005. Sales of individual disability products for the first six months of 2006 approximated sales for the same period in 2005. The decrease in the second quarter of 2006 compared to the second quarter of 2005 was caused by a single large multi-life sale that occurred in the second quarter of 2005.

Persistency.    Persistency for our employee benefits products has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. However, premium growth for the second quarter of 2006 and six months ended June 30, 2006 compared to the same periods of 2005 was affected by terminations of a few large group contracts in the first quarter of 2006. Persistency in our individual disability products remains favorable. A significant portion of our in force individual disability policies are non-cancelable.

Organic Growth.    We continue to experience steady organic growth in our employee benefits in force business due to higher employment and wage rate growth.

In addition, premium growth for individual disability can fluctuate from quarter to quarter due in part to experience rated reinsurance agreements. Reinsurance receivables under these agreements, which are recorded as an adjustment to premiums, increased premiums by $2.0 million for the second quarter of 2006, compared to the second quarter of 2005, and reduced premiums by $0.2 million for the first six months of 2006, compared to the first six months of 2005. As this block of business matures over a period of years, the annual effects of the reinsurance agreement on premiums and income before income taxes are generally expected to decrease.

We expect consolidated premium growth for 2006 to be in the range of 6% to 8%.

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

Benefits to policyholders (including interest credited) for the Insurance Services segment increased 13.8% to $384.5 million in the second quarter of 2006 compared to the second quarter of 2005, and 11.7% to $765.5 million for the first six months of 2006 compared to the same period in 2005. The increase in benefits to policyholders in part resulted from business growth as evidenced by premium growth. Premiums for the Insurance Services segment increased 6.3% for the second quarter of 2006 compared to the second quarter of 2005, and 5.8% for the first six months of 2006 compared to the same period in 2005.

Because premium growth is one of the primary factors that drive benefits to policyholders, the benefit ratio (benefits to policyholders and interest credited measured as a percentage of premiums) is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our employee benefits product lines was 80.7% and 75.0% for the second quarters of 2006 and 2005, respectively. The benefit ratio was 80.0% and 76.2% for the first six months of 2006 and 2005, respectively. The increase in the benefit ratio for both comparative periods resulted from higher than expected group life incidence and group disability severity during the first six months of 2006. By contrast, the employee benefits product lines had favorable claims experience for each of the four quarters of 2005, compared to our expectations. In addition, we experienced favorable and sustained claims recovery patterns for our group long term disability insurance in 2005, and as a result of our assessment of those recovery patterns, we released $3 million in reserves in each of the first three quarters of 2005. We do not anticipate similar reserve releases for 2006. Given the inherent periodic fluctuations in claims experience for the insurance businesses the benefit ratios can fluctuate widely from quarter to quarter.

The benefit ratio for our individual disability business was 71.6% for the second quarter of 2006, compared to 72.6% for the second quarter of 2005, and 89.3% for the first six months of 2006, compared to 77.9% for the first six months of 2005. The increase in the benefit ratio for the comparative six month periods resulted from higher claims incidence experienced in the first quarter of 2006 in our individual disability insurance product line, which did not recur in the second quarter of 2006. Generally, we expect the benefit ratio to trend down over time to reflect the growth in the business outside of the large block of disability business assumed in 2000 from Minnesota Life Insurance Company, and the corresponding shift in revenues from net investment income to premiums. The decrease year to year in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business. We expect the wide fluctuations in the benefit ratio for the business to continue, especially when measured on a quarterly basis.

The establishment of reserves includes discounting expected future benefits to their present value. The discount rate used, which is determined quarterly, is based on our average new money investment rate for a quarter less a margin to allow for reinvestment and credit risk. During the second quarter of 2006, we increased our discount rate from 5.0% to 5.5%. Given that we discount new reserves established in each quarter using our average new money investment rate less a margin, changes in our average new money investment rate may result in a change in the discount rate used to establish new reserves, and therefore may increase or decrease the expense of benefits to policyholders. Based on our current size, a 25 basis point increase in the discount rate would result in a short-term decrease of approximately $2 million per quarter of benefits to policyholders, and a corresponding increase to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause the expense of benefits to policyholders to increase. Our investments are generally not callable or they have prepayment penalties. Based on these factors, we believe the current margin of 41 basis points in our overall block of business for employee benefits between invested asset yield and weighted-average reserve discount rate is adequate to cover potential reinvestment risk. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment increased 1.1% to $73.4 million for the second quarter of 2006, compared to the second quarter of 2005, and 1.9% to $147.5 million for the first six months of 2006, compared to the same period of 2005. See”—Consolidated Results of Operations, Benefits and Expenses, Operating Expenses.”

Asset Management Segment

The Asset Management segment offers investment management services, commercial mortgage loan origination and servicing, and individual annuities. This segment also offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans, and non-qualified deferred compensation products and services through an affiliated broker-dealer.

Income before income taxes for the Asset Management segment increased 6.6% to $8.1 million for the second quarter of 2006, compared to the second quarter of 2005, and increased 19.7% to $17.0 million for the first six months of 2006, compared to the same period of 2005. Income before income taxes for the comparative periods reflected fees earned from higher assets under administration.

Following are key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Premiums:
Retirement Plans	$0.4	$0.3	$1.0	$0.8
Individual annuities	1.3	1.4	2.8	2.1

Total premiums	$1.7	$1.7	$3.8	$2.9

Administrative fees:
Retirement plans	$9.6	$7.9	$18.7	$14.8
Other financial services businesses	3.4	1.9	7.0	4.1

Total administrative fees	$13.0	$9.8	$25.7	$18.9

Net investment income:
Retirement plans	$17.9	$15.9	$35.6	$31.6
Individual annuities	16.5	16.6	33.1	33.0
Other financial services businesses	2.3	2.4	3.7	4.6

Total net investment income	$36.7	$34.9	$72.4	$69.2

Interest credited (% of net investment income):
Retirement plans	55.3%	54.1%	54.5%	54.4%
Individual annuities	64.2	60.2	63.1	60.3

Assets under administration:
Retirement plans general account	$1,300.5	$1,125.4	$1,300.5	$1,125.4
Retirement plans separate account	3,315.7	2,582.9	3,315.7	2,582.9
Individual annuities	1,179.9	1,110.8	1,179.9	1,110.8
Commercial mortgage loans under administration for other investors	1,274.6	869.3	1,274.6	869.3
Other	34.4	37.1	34.4	37.1

Total assets under administration	$7,105.1	$5,725.5	$7,105.1	$5,725.5

Sales (annuity deposits)	$53.3	$30.6	$94.2	$50.6

Revenues

Revenues for the Asset Management segment increased 10.8% to $51.4 million for the second quarter of 2006, compared to the second quarter of 2005, and 12.0% to $101.9 million for the first six months of 2006, compared to the same period of 2005.

Revenues from the retirement plans business include plan administration fees, fees on separate account assets (equity investments) under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life contingent annuities, which are primarily a single premium product. Due to low sales volume of life contingent annuities, and the varying size of single premiums, premiums for the segment can vary significantly from quarter to quarter. Premiums for the Asset Management segment were $1.7 million for each of the second quarters of 2006 and 2005, and increased 31.0% to $3.8 million for the first six months of 2006 compared to the same period in 2005.

Administrative Fees

Administrative fees for the Asset Management segment increased 32.7% to $13.0 million for the second quarter of 2006 compared to the second quarter of 2005, and 36.0% to $25.7 million for the first six months of 2006 compared to the same period in 2005. The increases primarily resulted from higher assets under administration for this segment. Assets under administration were $7.11 billion at June 30, 2006, a 24.1% increase compared to June 30, 2005. The increase in retirement plan assets under administration was due to strong deposit growth and customer retention, partially offset by declines in equity market values in separate account assets.

Net Investment Income

Net investment income for the Asset Management segment increased 5.2% to $36.7 million for the second quarter of 2006 compared to the second quarter of 2005, and increased 4.6% to $72.4 million for the first six months of 2006 compared to the same period in 2005. The increases were primarily due to increases of average retirement plan general account assets under administration of 16.7% at June 30, 2006 compared to general account assets under administration at June 30, 2005, offset by decreases in prepayment fees allocated to this segment, decreases in commercial mortgage loan commitment fees and a decline in the portfolio yield.

Prepayment fees were $0.6 million for the second quarter of 2006, compared to $1.2 million for the second quarter of 2005, and $1.5 million for the first six months of 2006, compared to $2.1 million for the same period of 2005.

Commercial mortgage loan commitment fees were $1.9 million for each of the second quarters of 2006 and 2005, and $3.2 million for the first six months of 2006 compared to $4.1 million for the same period of 2005. The decrease resulted from lower commercial mortgage loan originations. The level of commercial mortgage loan originations in any quarter is influenced by market conditions as the Company responds to changes in interest rates, available spreads and borrower demand.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life contingent annuities. Benefits to policyholders for the Asset Management segment increased 2.6% or $0.1 million for the second quarter of 2006 compared to the second quarter of 2005, and increased 9.3% or $0.7 million for the first six months of 2006 compared to the same period in 2005. Because these annuities are primarily single premium life contingent annuity products, benefits are paid in level reoccurring payments and a significant portion of all premium payments is reserved, changes in the level of benefits to policyholders primarily will approximate changes in premium levels.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and fixed-rate individual annuity deposits. Interest credited for the Asset Management segment increased 10.2% to $20.5 million for the second quarter of 2006 compared to the second quarter of 2005, and 8.6% to $40.3 million for the first six months of 2006 compared to the same period in 2005. The increases in interest credited were due to growth in average assets under administration for both retirement plans general account and fixed-rate individual annuities of 16.0% and 6.3%, respectively, for the second quarter of 2006 compared to the second quarter of 2005, and 16.7% and 5.8%, respectively, for the first six months of 2006 compared to the same period in 2005. The growth in interest credited caused by growth of the business was offset partially by a decrease in the interest rate credited to policyholders.

Other

In addition to our two segments, we report our holding company and corporate activity in “Other.” This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation.

The Other category reported a loss before income taxes of $3.1 million for the second quarter of 2006, compared to $1.8 million for the second quarter of 2005, and $6.9 million for the first six months of 2006, compared to $3.7 million for the first six months of 2005. See “—Consolidated Results of Operations, Net Capital Gains (Losses).”

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

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. The actuarial models include those used to support the statutory Statement of Actuarial Opinion required annually by insurance regulators. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at June 30, 2006 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses.

The potential impact of changes in interest rates upon the economic value of the insurance company’s capital is regularly measured and assessed. Market consistent measures, such as duration and convexity, are computed which measure the price sensitivity of the economic value of capital to changes in interest rates. Based upon our current metrics and understanding of our business, the insurance company’s exposure to changes in interest rates is expected to remain acceptable in the near term.

As a percentage of our fixed maturity investments, callable bonds were 2.13% at June 30, 2006. Beginning in 2001, all mortgage loans originated by the company have a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 75% of our mortgage loan portfolio contains this prepayment provision. The remainder of our commercial mortgage loans contains fixed prepayment fees that mitigate prepayments, but may not fully protect the Company’s expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $209.0 million for the first six months of 2006, compared to $189.0 million for the first six months of 2005.

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

Net cash used in investing activities was $326.1 million and $244.4 million for the first six months of 2006 and 2005, respectively. Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. Excluding the third party interest in a limited liability company created for the purpose of holding commercial mortgage loans originated by StanCorp Mortgage Investors at June 30, 2006, our portfolio consisted of 59% fixed maturity securities and 40% commercial mortgage loans, with the remainder in real estate. We anticipate that commercial mortgage loans will continue to represent approximately 40% of our investment portfolio in the future.

Fixed Maturity Securities

Our fixed maturity securities totaled $4.61 billion at June 30, 2006. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at June 30, 2006. The percentage of fixed maturity securities below investment-grade remained low at 3.9% and 4.4% at June 30, 2006 and 2005, respectively. At June 30, 2006, there were no valuation concerns regarding our fixed maturity security holdings. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At June 30, 2006, our fixed maturity securities portfolio had gross unrealized capital gains of $52.1 million and gross unrealized capital losses of $130.7 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

At June 30, 2006, commercial mortgage loans in our investment portfolio totaled $3.38 billion. We currently have a portfolio of approximately 4,100 commercial mortgage loans. The average loan to value ratio in the overall portfolio was 59.1% at June 30, 2006, and the average loan size was approximately $0.8 million. The Company receives personal recourse on most of our loans.

At June 30, 2006, there were no loans in our portfolio that were more than sixty days delinquent and in the process of foreclosure. We had a net balance of restructured loans of $9.9 million at June 30, 2006, and a commercial mortgage loan loss reserve of $3.0 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio have generally been better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At June 30, 2006, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	47.0% retail properties.

•	19.0% industrial properties.

•	19.4% office properties.

•	9.5% commercial, apartment and agricultural properties.

•	5.1% hotel/motel properties.

At June 30, 2006, our commercial mortgage loan portfolio was diversified regionally as follows:

•	48.1% Western region.

•	24.0% Central region.

•	27.9% Eastern region.

Commercial mortgage loans in California accounted for 31.6% of our commercial mortgage loan portfolio at June 30, 2006. Through this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the state. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure, such diversification may not eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, we do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. We do not expect the exposure to catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio located in California to have a material adverse effect on our business, financial position, results of operations or cash flows. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2006, the Company had outstanding commitments to fund commercial mortgage loans totaling $149.8 million, with fixed interest rates ranging from 6.25% to 7.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchase of common stock, and dividends paid on common stock. Net cash provided by financing activities was $220.2 million and $68.2 million for the first six months of 2006 and 2005, respectively. The increase for 2006 primarily resulted from a third party interest in a limited liability company created for the purpose of holding commercial mortgage loans originated by StanCorp Mortgage Investors. The minority third party investment totaled $98.7 million for the first six months of 2006. Also, share repurchases were $24.2 million for the first six months of 2006, compared to $69.2 million for the first six months of 2005.

On June 15, 2006, the Company established a five-year, $200 million senior unsecured revolving credit facility (“Facility”). The termination date of the Facility is June 15, 2011, though, at the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended for two additional one-year periods. Additionally, upon the request of StanCorp and with consent of the lenders under the Facility, the Facility can be increased by up to $100 million to a total of up to $300 million. The proceeds of the Facility will be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants include limitations based on the Company’s leverage ratio (total debt to total capitalization) and consolidated net worth. The five-year Facility will be subject to performance pricing based upon the Company’s leverage ratio and will include interest based on a Eurodollar margin, plus facility and utilization fees. At June 30, 2006, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations, or other related commercial commitments.

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

We had debt to total capitalization ratios of 15.6% and 16.6% at June 30, 2006 and 2005, respectively. Our ratio of earnings to fixed charges for the first six months of 2006 and 2005, was 3.2x and 3.9x, respectively.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 275% of the company action level of Risk-based Capital (“RBC”) required by regulators (this equates to 550% of the authorized control level RBC required by our states of domicile).

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

At June 30, 2006, our estimated total capital in excess of targeted RBC and holding company requirements and the estimated purchase price for Invesmart of $85 million was approximately $115 million. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	Fund internal growth.

•	Fund acquisitions that are consistent with our mission and meet our return objectives.

•	Provide a return to shareholders, via share repurchases and dividends.

In addition, we seek to maintain approximately 5% of consolidated equity excluding accumulated other comprehensive income (loss), as well as amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividend to shareholders. Maintaining capital above targeted levels provides timing flexibility should we wish to access capital markets to finance growth or acquisitions.

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

In June 2006, Standard paid a dividend of $147 million to StanCorp. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York in 2006. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp.

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

During the second quarter of 2006, we repurchased 389,400 shares of common stock at a total cost of $19.2 million for a volume weighted-average price of $49.27 per common share. At June 30, 2006, there were 2.5 million shares remaining under the Company’s current share repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Standard’s financial strength ratings as of July 2006 were:

•	A+ (Strong) by Standard & Poor’s—5th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

•	AA- (Very Strong) by Fitch—4th of 21 ratings.

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide credit ratings on our senior notes. As of July 2006, ratings from the agencies were BBB+, Baa1, A- and bbb+, respectively. In July 2006, A.M. Best Company affirmed an issuer credit rating of a+ for StanCorp.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7, Contingencies and Commitments.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2004, through June 30, 2006, aggregated $0.2 million. At June 30, 2006, the Company maintained a reserve of $0.8 million for future assessments with respect to currently impaired, insolvent, or failed insurers.

Statutory Financial Accounting

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Principles set forth in publications of the National Association of Insurance Commissioners (“NAIC”).

Statutory net gains from insurance operations before federal income taxes were $57.1 million and $82.2 million for the second quarters of 2006 and 2005, respectively, and $112.0 million and $131.8 million for the first six months of 2006 and 2005, respectively. The comparative decreases were due to the same factors affecting our GAAP earnings. Statutory capital (adjusted to exclude asset valuation reserves) for our insurance subsidiaries totaled $986.3 million and $1.11 billion at June 30, 2006 and 2005, respectively.

New and Adopted Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 3, Share-Based Compensation.”

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining asset impairments, the reserves for future policy benefits and claims, DAC and VOBA, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums and annuity deposits.

•	Growth in assets under administration including performance of equity investments in the separate account.

•	Availability of capital required to support business growth and the effective utilization of excess capital.

•	Achievement of anticipated levels of operating expenses.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	Credit quality of the holdings in our investment portfolios.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Concentration of commercial mortgage loan assets collateralized in California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	The condition of the economy and expectations for interest rate changes.

•	The impact of rising benefit costs on employer budgets for employee benefits.

•	Performance of business acquired through reinsurance or acquisition.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level.

•	Findings in litigation or other legal proceedings.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size.

•	Adequacy of asset/liability management.

•	Concentration of risk, especially inherent in group life products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Events of terrorism, natural disasters or other catastrophic events.

•	Changes in federal or state income taxes.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Company since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2006, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

There have been no material changes to the risk factors set forth in our 2005 Form 10-K.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table sets forth share purchases made, for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2006	15,000	$49.34	15,000	2,851,100
May 1-31, 2006	130,400	49.58	130,400	2,720,700
June 1-30, 2006	244,000	49.10	244,000	2,476,700

Total second quarter	389,400	$49.27	389,400

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

At the Annual Meeting of the Shareholders, held on May 8, 2006, the following matters were submitted to a vote: the election of four directors to serve for three-year terms expiring in 2009, as further described in the proxy statement, and the ratification of the appointment of Deloitte & Touche LLP, as Independent Auditors for the current year. The results of the voting on these matters were as follows:

	Votes For	Votes Withheld	Abstained	Broker Non-Votes
1. Election of Directors:
Virginia L. Anderson	39,116,560	978,609	—	—
Stanley R. Fallis	39,622,965	472,204	—	—
Peter O. Kohler, M.D.	39,335,779	759,390	—	—
Eric E. Parsons	39,350,699	744,470	—	—
2. Ratification of the Appointment of Independent Auditors	39,978,863	34,732	81,575	—

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 10.1	Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006	By:	/s/ CINDY J. MCPIKE
Cindy J. McPike Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
10.1	Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000	Filed as Exhibit 10.1 on the Registrant’s Form 8-K, dated June 16, 2006, and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith