Form 10-Q
period 2006-09-30
STANCORP FINANCIAL GROUP INC
filed 2006-11-07
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 27, 2006, there were 53,529,386 shares of the Registrant’s common stock, no par value, outstanding.

INDEX

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2006 and 2005	1

	Unaudited Consolidated Balance Sheets at September 30, 2006, and December 31, 2005	2

	Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2005, and the nine months ended September 30, 2006	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	4

	Condensed Notes to Unaudited Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	37

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	38

ITEM 1A.	RISK FACTORS	38

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38

ITEM 5.	OTHER INFORMATION	38

ITEM 6.	EXHIBITS	38

SIGNATURES		39

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(In millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Premiums	$479.4	$457.1	$1,433.8	$1,358.4
Administrative fees	25.1	11.0	50.6	31.0
Net investment income	120.5	116.8	356.9	345.8
Net capital gains (losses)	2.1	3.7	(0.9)	3.0

Total revenues	627.1	588.6	1,840.4	1,738.2

Benefits and expenses:
Benefits to policyholders	374.1	352.7	1,141.8	1,042.1
Interest credited	25.3	21.2	71.6	61.9
Operating expenses	93.2	82.3	269.0	253.9
Commissions and bonuses	45.5	40.9	136.4	126.2
Premium taxes	9.2	7.8	26.0	23.7
Interest expense	4.5	4.4	13.4	13.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(7.1)	(6.2)	(25.4)	(17.0)

Total benefits and expenses	544.7	503.1	1,632.8	1,504.2

Income before income taxes	82.4	85.5	207.6	234.0
Income taxes	27.7	29.6	71.3	81.2

Net income	54.7	55.9	136.3	152.8
Other comprehensive income (loss), net of tax:
Unrealized capital gains (losses) on securities available-for-sale, net	74.1	(65.3)	(34.2)	(48.7)
Reclassification adjustment for net capital gains included in net income, net	(0.4)	(1.2)	(1.3)	(4.7)

Total	73.7	(66.5)	(35.5)	(53.4)

Comprehensive income (loss)	$128.4	$(10.6)	$100.8	$99.4

Net income per common share:
Basic	$1.02	$1.02	$2.51	$2.74
Diluted	1.01	1.01	2.48	2.71
Weighted-average common shares outstanding:
Basic	53,885,501	54,963,142	54,306,141	55,783,696
Diluted	54,410,978	55,515,124	54,919,742	56,369,774

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2006	December 31, 2005
A S S E T S
Investments:
Fixed maturity securities	$4,770.7	$4,613.2
Commercial mortgage loans, net	3,517.5	3,243.7
Real estate, net	88.0	77.7
Policy loans	4.2	4.0

Total investments	8,380.4	7,938.6

Cash and cash equivalents	53.5	53.2
Premiums and other receivables	94.5	81.5
Accrued investment income	94.7	85.6
Amounts recoverable from reinsurers	903.7	897.7
Deferred acquisition costs, value of business acquired, intangibles and goodwill, net	333.1	245.3
Property and equipment, net	82.9	86.7
Other assets	61.6	54.5
Separate account assets	3,464.6	3,007.6

Total assets	$13,469.0	$12,450.7

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$4,866.7	$4,689.3
Other policyholder funds	2,853.5	2,649.3
Deferred tax liabilities	36.2	73.6
Short-term debt	2.0	2.0
Long-term debt	261.7	260.1
Other liabilities	522.0	355.0
Separate account liabilities	3,464.6	3,007.6

Total liabilities	12,006.7	11,036.9

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par value, 300,000,000 shares authorized; 53,576,193 and 54,712,936 shares issued at September 30, 2006, and December 31, 2005, respectively	478.0	530.3
Accumulated other comprehensive income	24.3	59.8
Retained earnings	960.0	823.7

Total shareholders’ equity	1,462.3	1,413.8

Total liabilities and shareholders’ equity	$13,469.0	$12,450.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2005	56,889,678	$618.2	$136.1	$646.8	$1,401.1
Net income	—	—	—	211.1	211.1
Other comprehensive loss, net of tax	—	—	(76.3)	—	(76.3)
Common stock:
Repurchased	(2,666,000)	(106.4)	—	—	(106.4)
Issued to directors	4,210	0.2	—	—	0.2
Issued under employee stock plans, net	485,048	18.6	—	—	18.6
Cost of common stock split	—	(0.3)	—	—	(0.3)
Dividends declared on common stock	—	—	—	(34.2)	(34.2)

Balance, December 31, 2005	54,712,936	530.3	59.8	823.7	1,413.8

Net income	—	—	—	136.3	136.3
Other comprehensive loss, net of tax	—	—	(35.5)	—	(35.5)
Common stock:
Repurchased	(1,463,900)	(67.7)	—	—	(67.7)
Issued to directors	2,601	0.1	—	—	0.1
Issued under employee stock plans, net	324,556	15.3	—	—	15.3

Balance, September 30, 2006	53,576,193	$478.0	$24.3	$960.0	$1,462.3

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2006	2005
Operating:
Net income	$136.3	$152.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	4.7	2.2
Depreciation and amortization	61.3	52.5
Deferral of acquisition costs, value of business acquired, intangibles and goodwill, net	(47.9)	(46.0)
Deferred income taxes	(13.0)	4.7
Changes in other assets and liabilities:
Receivables and accrued income	(19.4)	(12.0)
Future policy benefits and claims	177.4	153.2
Other, net	12.2	(34.5)

Net cash provided by operating activities	311.6	272.9

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	352.6	376.1
Commercial mortgage loans	414.8	552.9
Real estate	7.3	1.1
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(581.3)	(606.3)
Commercial mortgage loans	(689.4)	(754.4)
Real estate	(14.1)	(4.9)
Acquisitions	(80.7)	—
Other investments	(1.8)	1.0
Acquisition of property and equipment	(10.3)	(12.6)

Net cash used in investing activities	(602.9)	(447.1)

Financing:
Policyholder fund deposits	1,192.0	1,076.1
Policyholder fund withdrawals	(987.8)	(869.8)
Long-term debt	1.2	(0.2)
Third party interest in a limited liability company	143.3	103.1
Issuance of common stock, net	10.6	6.6
Repurchase of common stock	(67.7)	(97.5)

Net cash provided by financing activities	291.6	218.3

Increase in cash and cash equivalents	0.3	44.1
Cash and cash equivalents, beginning of period	53.2	45.3

Cash and cash equivalents, end of period	$53.5	$89.4

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$75.7	$75.5
Income taxes	74.2	66.3

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp is a leading provider of group insurance products and services serving the life and disability insurance needs of employer groups and individuals. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states. We also provide accidental death and dismemberment (“AD&D”), dental insurance, annuity products, retirement plan products and services and investment advisory services. Our mortgage business originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and for sale to institutional investors. Effective January 1, 2006, we realigned our businesses into two operating segments: Insurance Services and Asset Management, each of which is described below. See “—Note 4, Segments.”

We were incorporated under the laws of Oregon in 1998. We conduct business through our subsidiaries: Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); StanCorp Equities, Inc. (“StanCorp Equities”); StanCorp Trust Company; and Invesmart, Inc. (“Invesmart”), which was acquired in the third quarter of 2006. We are headquartered in Portland, Oregon.

Standard, our largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance, and provides retirement plan products and services. Founded in 1906, Standard is domiciled in Oregon and licensed in 49 states, the District of Columbia, and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and provides group long term and short term disability, life, AD&D and dental insurance in New York.

StanCorp Mortgage Investors originates and services small fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans sold to institutional investors.

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services to our retirement plan clients, individual investors and subsidiaries of StanCorp.

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

In July 2006, StanCorp acquired Invesmart, a national retirement financial services company. The business acquired services over 4,000 retirement plans with assets under administration of $10.8 billion at September 30, 2006. Invesmart provides retirement plan services, and investment advisory and management services.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated. Certain 2005 amounts have been reclassified to conform to the current presentation.

Minority interest related to consolidated entities included in other liabilities was $287.0 million at September 30, 2006, and $143.7 million at December 31, 2005.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2006, and for the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. Interim results for the three and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. This report should be read in conjunction with the Company’s 2005 annual report on Form 10-K.

2.	NET INCOME PER COMMON SHARE

Basic net income per common share was calculated based on the weighted-average number of common shares outstanding. Net income per diluted common share reflects the potential effects of restricted stock grants and exercises of outstanding options. The weighted-average common share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. The computation of diluted weighted-average earnings per share does not include options with an option exercise price greater than the average market price because they are antidilutive (i.e. would increase earnings per share).

Net income per diluted common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (in millions)	$54.7	$55.9	$136.3	$152.8

Basic weighted-average common shares outstanding	53,885,501	54,963,142	54,306,141	55,783,696
Stock options	502,477	514,846	584,056	533,240
Restricted stock	23,000	37,136	29,545	52,838

Diluted weighted-average common shares outstanding	54,410,978	55,515,124	54,919,742	56,369,774

Net income per diluted common share	$1.01	$1.01	$2.48	$2.71

3.	SHARE-BASED COMPENSATION

The Company has three share-based compensation plans: the 1999 Omnibus Stock Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Employee Share Purchase Plan (“ESPP”).

The 1999 Omnibus Stock Incentive Plan authorized the board of directors of StanCorp to grant eligible employees certain incentive or non-statutory stock options, bonuses and performance stock options, restricted and foreign stock awards, and stock appreciation and cash bonus rights related to StanCorp’s common stock. The maximum number of shares of common stock that may be issued under this plan is 3.4 million. Substantially all of these shares have been issued or optioned.

The 2002 Stock Incentive Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 2.9 million. At September 30, 2006, 1.8 million shares or options for shares have been issued under the 2002 plan.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this section.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $1.8 million and $1.6 million for the third quarters of 2006 and 2005, respectively. The related tax benefit was $0.6 million for each of the third quarters of 2006 and 2005. Income before income taxes included compensation cost related to all share-based compensation arrangements of $6.3 million and $4.8 million for the first nine months of 2006 and 2005, respectively. The related tax benefit was $2.2 million and $1.7 million for the same periods, respectively.

The Company has provided three types of share-based compensation pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan: option grants to directors, officers and certain non-officer employees; restricted stock grants to officers; and stock retainer fees to directors.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors and officers receive annual grants in amounts determined by the compensation committee of the board of directors. Officers also receive options when hired or promoted. In addition, the chief executive officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the market closing price of the stock on the day preceding the date of grant. Directors’ options vest in one year with all others vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the change of control agreement. Options generally expire 10 years from the grant date.

A summary of option activity and options outstanding and exercisable is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,218,248	$28.14
Granted	306,350	49.94
Exercised	(66,679)	21.56
Forfeited	(10,803)	39.37
Expired	—	—

Outstanding, March 31, 2006	2,447,116	31.00	7.2	$56,549,984
Granted	91,000	50.41
Exercised	(95,526)	23.22
Forfeited	(23,450)	40.16
Expired	(1,100)	11.14

Outstanding, June 30, 2006	2,418,040	31.96	7.1	45,831,087
Granted	34,000	49.39
Exercised	(59,113)	18.89
Forfeited	(9,950)	37.27
Expired	(655)	14.15

Outstanding, September 30, 2006	2,382,322	32.52	6.9	31,131,707

Exercisable, September 30, 2006	1,426,176	26.12	5.9	26,394,121

The fair value of each option award under the share-based compensation plans was estimated using the Black-Scholes option pricing model as of the grant date using the assumptions noted in the following table. The Black-Scholes model uses the expected term as an input, with the calculated option value varying directly with the length of time until exercise. The Company bases its estimate of expected term on an analysis of the historical exercise experience of similar options granted to similar employee or director groups. The expected term given below represents the weighted-average expected term of options granted. Expected stock price volatility is based on volatility of the Company’s stock over the prior period equal in duration to the expected term. The dividend rate is the rate expected to be paid over the expected term, generally estimated to be equal to the rate for the year prior to the grant. The risk-free rate is the interest rate on a U.S. Treasury bond of a maturity closest to the expected term of the option.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	1.48%	1.27%	1.48%	1.27%
Expected stock price volatility	24.5-25.7	24.4-24.7	23.0-28.9	22.9-26.3
Risk-free interest rate	4.83-5.14	4.07-4.18	4.17-5.14	3.58-4.18
Expected option lives	4.4 years	4.3 years	5.0 years	5.0 years

The weighted-average grant-date fair value of options granted was $12.47 during the third quarter of 2006, compared to $9.91 during the third quarter of 2005. The total intrinsic value of the options exercised was $1.6 million and $1.7 million for the same periods, respectively. The weighted-average grant-date fair value of options granted was $13.15 during the first nine months of 2006, compared to $10.72 during the first nine months of 2005. The total intrinsic value of options exercised was $6.1 million and $4.6 million for the same periods, respectively.

The amount received from the exercise of stock options was $1.1 million for the third quarter of 2006, compared to $1.8 million for the third quarter of 2005. The related tax benefit derived from the tax deduction received by the Company for the difference between the stock price and the exercise price when the options were exercised was $0.6 million for each of the third quarters of 2006 and 2005. The amount of cash received from the exercise of stock options was $4.8 million for the first nine months of 2006, compared to $4.5 million for the first nine months of 2005. The related tax benefit was $2.2 million and $1.6 million for the same periods, respectively.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. At September 30, 2006, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $7.5 million. This cost will be recognized over the next four years.

Restricted Stock Grants

Restricted stock grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.6 million shares available for issuance as restricted stock at September 30, 2006.

Performance-based Restricted Stock

Performance-based awards are made to certain senior officers each year. Participants vest with respect to all or a portion of the awards based on the Company’s financial performance for that year. Each award consists of restricted stock (60%), and cash performance units, representing a right to receive cash equal to the value of one share of stock subject to the same employment and performance criteria (40%). Both restricted stock and cash performance units are subject to forfeiture if continued employment and financial performance criteria are not met.

The compensation cost of these awards is measured using an estimate of the number of shares that will vest at the end of the performance period, multiplied by the fair market value of StanCorp stock. For shares, the fair market value is measured at the grant date. For cash units, the value is measured as of the date of the financial statements.

A summary of the performance-based restricted stock activity and its characteristics are presented below:

	Restricted Shares	Cash Units	Weighted-Average Grant-Date Fair Value
Unvested balance, January 1, 2006	120,894	79,180	$35.27
Granted	37,904	25,034	50.36
Vested	(30,311)	(20,056)	32.69
Forfeited	(9,889)	(6,544)	32.69

Unvested balance, March 31, 2006	118,598	77,614	40.97
Granted	5,357	3,571	48.73
Vested	—	—	—
Forfeited	—	—	—

Unvested balance, June 30, 2006	123,955	81,185	41.31
Granted	—	—	—
Vested	(1,634)	(1,081)	37.55
Forfeited	(402)	(277)	37.55

Unvested balance, September 30, 2006	121,919	79,827	41.37

There were no performance-based shares or cash units granted during the third quarters of 2006 and 2005. The weighted-average grant-date fair value of both performance-based shares and cash units granted during the first nine months of 2006 was $50.16, compared to $40.41 for the same period of 2005. The total value of performance-based shares vested and cash units paid was $0.1 million for the third quarter of 2006. There were no performance-based shares vested in the third quarter of 2005. The total value of performance-based shares vested and cash units paid was $2.8 million during the first nine months of 2006, compared to $2.1 million for the same period of 2005.

Unvested performance-based shares and cash units at September 30, 2006, are scheduled to vest or be forfeited depending on the attainment of predetermined performance goals for the years 2006 through 2008. Assuming the target is achieved for each performance goal and valuing cash units at the price of StanCorp stock on September 30, 2006, $4.8 million in additional compensation cost would be recognized over this same time period. The compensation cost that will ultimately be recognized is dependent on the Company’s financial performance and the price of the Company’s stock on the vesting date. This future cost is expected to be recognized over a weighted-average period of 1.5 years based on the unrecognized cost for each award and the length of time until the vesting date.

Retention-based Restricted Stock

Awards of retention-based restricted stock are made less frequently and at irregular intervals by the Compensation Committee of the board of directors to certain senior officers. Participants vest with respect to the stock after completion of a specified period of employment, generally three or four years. The compensation cost of these awards is measured using the fair market value of the stock at the grant date and is amortized over the specified period of employment.

A summary of the retention-based restricted stock activity and its characteristics are presented below:

	Restricted Shared	Weighted-Average Grant-Date Fair Value
Unvested balance, January 1, 2006	19,000	$27.74
Granted	8,000	50.36
Vested	(4,000)	26.54
Forfeited	—	—

Unvested balance, September 30, 2006	23,000	35.81

There were no retention-based shares granted, vested or forfeited during the second or third quarters of 2006. There were no retention-based shares vested during the third quarter of 2005. The total value of retention-based shares vested was $0.2 million during the first nine months of 2006, compared to $1.8 million for the same period of 2005. There were no retention-based shares granted during the first nine months of 2005.

There was $0.4 million of total unrecognized compensation cost related to unvested retention-based shares at September 30, 2006, which is expected to be recognized over a weighted-average period of 1.0 years.

Stock Retainer Fees to Directors

The Company uses StanCorp common stock pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan to pay a portion of the retainer fees to members of the Company’s board of directors each quarter. Total retainer fees are fixed in dollars. Directors receive one-third of the retainer fees in stock and receive the remainder in cash. The number of shares issued varies according to the market value of the stock on the date of the issue. The shares are fully vested when issued.

The number of director shares issued was 876 during the third quarter of 2006, compared to 1,060 for the third quarter of 2005. The weighted-average fair value for the shares issued was $51.48 and $39.00 for the same periods, respectively. The number of director shares issued was 2,601 during the first nine months of 2006, compared to 3,238 for the first nine months of 2005. The weighted-average fair value for the shares issued was $51.96 and $40.53 for the same periods, respectively.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period, or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 1.0 million remain available at September 30, 2006.

The compensation cost for the ESPP is measured as the sum of the value of the 15% discount and the value of the embedded six-month option. The value of the discount is equal to 15% of the fair market value of the purchase price of the stock. The value of the embedded option is calculated using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected stock price volatility is based on the volatility of StanCorp common stock over the six months preceding the offering period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Nine Months Ended September 30,
	2006	2005
Dividend yield	1.48%	1.27%
Expected stock price volatility	24.9-32.7	22.0-22.9
Risk-free interest rate	4.36-5.17	2.59-3.21
Expected option lives	0.5 years	0.5 years

The weighted-average per-share fair value for the Company’s ESPP offerings was $10.95 for the first nine months of 2006, compared to $7.62 for the first nine months of 2005. The Company’s compensation cost resulting from the ESPP was $0.3 million for the third quarter of 2006, compared to $0.2 million for the third quarter of 2005. The related tax benefit was $0.1 million for the same periods of 2006 and 2005. The compensation cost resulting from the ESPP was $1.0 million for the first nine months of 2006, compared to $0.8 million for the first nine months of 2005. The related tax benefit was $0.4 million and $0.3 million for the same periods, respectively.

4.	SEGMENTS

Effective January 1, 2006, we realigned our businesses into two operating segments. Our individual disability business, which had been included in the Individual Insurance segment, was added to our Employee Benefits segment to combine our traditional insurance lines of business into the Insurance Services segment. The Insurance Services segment markets group and individual disability insurance, group life and AD&D insurance, and group dental insurance. We also combined our asset management and accumulation businesses, which had been reported in the Individual Insurance and Retirement Plans segments and Other, into the Asset Management segment. The Asset Management segment offers investment management services, commercial mortgage loan origination and servicing, and individual annuities. This segment also offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. Beginning in the third quarter of 2006, this segment includes Invesmart, a national retirement financial services company. Resources are allocated and performance is evaluated at the segment level.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation will continue to be reflected in “Other.”

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended September 30, 2006:
Revenues:
Premiums	$478.0	$1.4	$—	$479.4
Administrative fees	2.1	25.5	(2.5)	25.1
Net investment income	79.4	39.6	1.5	120.5
Net capital gains	—	—	2.1	2.1

Total revenues	559.5	66.5	1.1	627.1

Benefits and expenses:
Benefits to policyholders	370.5	3.6	—	374.1
Interest credited	3.6	21.7	—	25.3
Operating expenses	68.8	24.6	(0.2)	93.2
Commissions and bonuses	39.2	6.3	—	45.5
Premium taxes	9.2	—	—	9.2
Interest expense	—	0.2	4.3	4.5
Net increase in deferred acquisition costs, value of business acquired and intangibles	(6.1)	(1.0)	—	(7.1)

Total benefits and expenses	485.2	55.4	4.1	544.7

Income (loss) before income taxes	$74.3	$11.1	$(3.0)	$82.4

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended September 30, 2005:
Revenues:
Premiums	$452.4	$4.7	$—	$457.1
Administrative fees	2.0	10.6	(1.6)	11.0
Net investment income	77.0	35.2	4.6	116.8
Net capital gains	—	—	3.7	3.7

Total revenues	531.4	50.5	6.7	588.6

Benefits and expenses:
Benefits to policyholders	345.8	6.9	—	352.7
Interest credited	2.1	19.1	—	21.2
Operating expenses	69.3	12.6	0.4	82.3
Commissions and bonuses	35.5	5.4	—	40.9
Premium taxes	7.8	—	—	7.8
Interest expense	—	0.1	4.3	4.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(3.9)	(2.3)	—	(6.2)

Total benefits and expenses	456.6	41.8	4.7	503.1

Income (loss) before income taxes	$74.8	$8.7	$2.0	$85.5

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine months ended September 30, 2006:
Revenues:
Premiums	$1,428.6	$5.2	$—	$1,433.8
Administrative fees	6.7	51.2	(7.3)	50.6
Net investment income	233.4	112.0	11.5	356.9
Net capital gains	—	—	(0.9)	(0.9)

Total revenues	1,668.7	168.4	3.3	1,840.4

Benefits and expenses:
Benefits to policyholders	1,130.0	11.8	—	1,141.8
Interest credited	9.6	62.0	—	71.6
Operating expenses	216.3	52.5	0.2	269.0
Commissions and bonuses	117.0	19.4	—	136.4
Premium taxes	26.0	—	—	26.0
Interest expense	—	0.4	13.0	13.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(19.6)	(5.8)	—	(25.4)

Total benefits and expenses	1,479.3	140.3	13.2	1,632.8

Income (loss) before income taxes	$189.4	$28.1	$(9.9)	$207.6

Total assets	$6,943.0	$6,380.8	$145.2	$13,469.0

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine months ended September 30, 2005:
Revenues:
Premiums	$1,350.8	$7.6	$—	$1,358.4
Administrative fees	6.0	29.5	(4.5)	31.0
Net investment income	226.4	104.4	15.0	345.8
Net capital gains	—	—	3.0	3.0

Total revenues	1,583.2	141.5	13.5	1,738.2

Benefits and expenses:
Benefits to policyholders	1,027.7	14.4	—	1,042.1
Interest credited	5.7	56.2	—	61.9
Operating expenses	214.0	37.8	2.1	253.9
Commissions and bonuses	110.3	15.9	—	126.2
Premium taxes	23.7	—	—	23.7
Interest expense	—	0.3	13.1	13.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(11.0)	(6.0)	—	(17.0)

Total benefits and expenses	1,370.4	118.6	15.2	1,504.2

Income (loss) before income taxes	$212.8	$22.9	$(1.7)	$234.0

Total assets	$6,493.4	$5,282.7	$336.3	$12,112.4

5.	RETIREMENT BENEFITS

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

In addition, Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Effective January 1, 2006, participation in the postretirement benefit plan is limited to employees who reached either the age of 40 at January 1, 2006, or whose combined age and length of service were equal to or greater than 45 years at January 1, 2006.

The following tables set forth the components of net periodic benefit cost for pension benefits and postretirement benefits:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$2.1	$1.9	$6.1	$5.8
Interest cost	3.1	2.8	9.3	8.4
Expected return on plan assets	(3.6)	(3.2)	(10.6)	(9.2)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of unrecognized net transition asset	(0.1)	(0.1)	(0.3)	(0.1)
Amortization of net actuarial loss	0.6	0.6	1.9	1.8

Net periodic benefit cost	$2.0	$1.9	$6.1	$6.4

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$0.3	$0.3	$0.9	$0.9
Interest cost	0.3	0.2	0.9	0.8
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of prior service cost	(0.1)	(0.3)	(0.3)	(0.6)
Amortization of unrecognized net transition asset	—	—	—	—
Amortization of net actuarial loss	—	—	—	0.2

Net periodic benefit cost	$0.3	$—	$0.9	$0.7

The Company is not obligated to make any contributions to its pension plans for 2006.

Substantially all eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Invesmart under which a portion of the employee contribution is matched. Standard employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $1.6 million for the third quarter of 2006, compared to $1.3 million for the third quarter of 2005, and $5.1 million for the first nine months of 2006, compared to $4.7 million for the same period of 2005.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. Expenses for the third quarter of 2006 and 2005 were $0.3 million and $0.4 million, respectively. Expenses for the first nine months of 2006 and 2005 were $1.4 million and $1.2 million, respectively. The accrued benefit cost was $13.6 million and $12.7 million at September 30, 2006 and December 31, 2005, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participant executive officers, agents and group producers is matched. The liability for the plans was $7.9 million and $7.8 million at September 30, 2006 and December 31, 2005, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

In the first quarter of 2006, the Company began marketing indexed annuities. These contracts permit the holder to elect an interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 index, subject to an upper limit or cap. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, we have the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to index-based interest rate guarantees for the current reset period. However, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that we estimate the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to hedge the guarantees, discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior.

7.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”), OTHER INTANGIBLE ASSETS AND GOODWILL

DAC, VOBA, other intangible assets and goodwill are all considered intangible assets. These intangible assets are generally originated or acquired through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies.

Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. VOBA is amortized in proportion to future premiums or expected future profitability as appropriate. If actual premiums or future profitability is inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life Insurance Company (“Minnesota Life”) block of business reinsured, the amortization period is up to 30 years. The VOBA associated with the Teachers Insurance and Annuity Association of America block of business is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits.

The Company’s other intangible assets are subject to amortization and consist of customer lists and a marketing agreement. Customer lists were acquired with the purchase of Invesmart and the acquisition by

StanCorp Investment Advisers of two small investment advisory firms. They have a combined weighted-average remaining life of approximately 10 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years.

DAC, VOBA, other intangible assets and goodwill are subject to impairment tests on an annual basis, or more frequently if circumstances indicate that carrying values may not be recoverable.

The following table sets forth activity for DAC, VOBA, other intangible assets and goodwill:

	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005
	(In millions)
Carrying value at beginning of period, at cost
DAC	$165.8	$132.5
VOBA	104.2	104.2
Other intangible assets	21.9	21.9
Goodwill	—	—

Total balance beginning of period	291.9	258.6

Deferred or acquired
DAC	58.5	61.6
VOBA	—	—
Other intangible assets	28.4	—
Goodwill	33.5	—

Total deferred or acquired	120.4	61.6

Amortized during period
DAC	(27.2)	(28.3)
VOBA	(4.6)	(5.6)
Other intangible assets	(0.8)	(1.0)

Total amortized during period	(32.6)	(34.9)

Carrying value at end of period, net
DAC	197.1	165.8
VOBA	54.9	59.5
Other intangible assets	47.6	20.0
Goodwill	33.5	—

Total carrying value at end of period	$333.1	$245.3

During the third quarter, customer lists with a value of $28.4 million with a weighted-average amortization period of 10 years and goodwill totaling $33.5 million were acquired by the Company mainly in connection with the purchase of Invesmart. Goodwill relates to the Asset Management segment.

DAC, VOBA and other intangible assets amortization expense for the third quarters of 2006 and 2005 was $11.7 million and $9.2 million, respectively, and $33.1 million and $29.1 million for the first nine months of 2006 and 2005, respectively.

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for 2006 and each of the next five years is as follows:

(In millions)
2006	$7.7
2007	12.0
2008	10.7
2009	8.5
2010	8.3
2011	8.2

The accumulated amortization of VOBA and other intangible assets, excluding DAC, at September 30, 2006 was $49.3 million and $2.7 million, respectively. The accumulated amortization of VOBA and other intangibles, excluding DAC, at December 31, 2005 was $44.7 million and $1.9 million, respectively.

8.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at September 30, 2006. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

On June 15, 2006, the Company established a five-year, $200 million senior unsecured revolving credit facility (“Facility”). The termination date of the Facility is June 15, 2011. At the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended for two additional one-year periods. Additionally, upon the request of StanCorp and with consent of the lenders under the Facility, the Facility can be increased by up to $100 million to a total of up to $300 million. Borrowings under the Facility will be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s leverage ratio (total debt to total capitalization) and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s leverage ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2006, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

9.	ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement Nos. 133 and 140, which applies to all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The statement permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, such as our equity-indexed annuity product. The Company currently separates the embedded derivative within an equity-indexed annuity and values the embedded derivative at fair value, while the host contract continues to be valued at amortized cost. SFAS No. 155 allows the irrevocable option to measure the entire equity-indexed annuity at fair value, which can be made on a contract by contract basis. Currently, the Company does not intend to elect the option allowed under this guidance.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 effective for fiscal years beginning after December 15, 2006. FIN 48 limits the financial statement recognition of tax position benefits to those that are “more likely than not” (i.e. those with a likelihood of 50% or greater) of being sustained upon examination by taxing authorities, including and up to litigation in the courts of last resort. Should a tax position meet the recognition threshold, the benefit is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Interpretation applies to positions for all open tax years. In addition, projected penalties and interest must be accrued for positions already taken in tax returns that are not recognized due to the above test. The application of FIN 48 is not expected to have a material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132R effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires the Company to recognize fully the overfunded or underfunded status of its postretirement benefit plans as an asset or liability on its balance sheet at December 31, 2006. The funded status of a plan is measured as the difference between the fair value of its assets and its benefit obligation. We estimate the implementation of SFAS No. 158 would result in an increase of approximately $30 million in other liabilities and a corresponding decrease in other comprehensive income.

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

Executive Summary

Financial Results Overview

Net income per diluted share was $1.01 for each of the third quarters of 2006 and 2005. Net income for the third quarter of 2006 was $54.7 million, compared to $55.9 million for the third quarter of 2005. Net income for the third quarter of 2006 reflected growth in premiums and net investment income, though at a lower rate of growth than last year, claims experience that was more favorable than in the first two quarters of 2006, but not as favorable as the third quarter of 2005, and a reduction in operating expenses as a percentage of premiums.

Earnings for the third quarter of 2006 included premium growth in the Insurance Services segment of 5.7% and revenue growth in the Asset Management segment of 31.7%. Revenue growth in the Asset Management segment included administrative fees from Invesmart, Inc. (“Invesmart”), a national retirement financial services company, acquired in July 2006. Consolidated net investment income increased 3.2% for the comparative quarters due to a 6.5% increase in average invested assets, offset in part by lower commercial mortgage loan prepayment fees for the third quarter of 2006 compared to the third quarter of 2005. Operating expenses increased 13.2% to $93.2 million for the third quarter of 2006 compared to the third quarter of 2005, primarily due to expenses related to the operations of Invesmart. Excluding expenses from the Invesmart operations, operating expense growth would have been 0.7%.

Net income per diluted share for the first nine months of 2006 was $2.48, compared to $2.71 for the first nine months of 2005. Net income for the first nine months of 2006 was $136.3 million, compared to $152.8 million for the same period of 2005. Net income for the first nine months of 2006 included premium growth and comparatively higher claims expense. Premium growth in the Insurance Services segment was 5.8% for the first nine months of 2006 compared to the same period in 2005. For the Insurance Services segment, claims experience for the group insurance products, as indicated by the benefit ratio (benefits to policyholders and interest credited measured as a percentage of premiums), for the first nine months of 2006 was 79.5%, compared to 76.0% for the first nine months of 2005.

Outlook

As we look ahead to the fourth quarter of 2006, the following factors are expected to influence our annual results:

•	An estimated premium growth rate near the low end of the guidance range of 6% to 8%.

•	An expectation that growth in net investment income will be at a lower rate for 2006 compared to 2005 due to expected lower rates of premium growth and lower levels of commercial mortgage loan prepayment fees.

•	An expectation that operating expense growth, excluding expenses related to operating the recently acquired Invesmart business, will continue at a rate less than the premium growth rate.

In 2006, we established a long-term financial objective to grow assets under administration by more than 20% per year, including growth from acquisitions.

Acquisition of Invesmart

On July 10, 2006, StanCorp completed its acquisition of Invesmart at a purchase price of approximately $85 million. Invesmart is headquartered in Pittsburgh, Pennsylvania with local sales and service offices in 20 cities across the United States. The business acquired services over 4,000 retirement plans with assets under administration of $10.8 billion at September 30, 2006. Invesmart is part of StanCorp’s Asset Management segment. Invesmart provides retirement plan services, and investment advisory and management services. Revenue from this subsidiary is primarily recorded in the Administrative fees line in the Income Statement reflecting fees earned from assets under administration.

Consolidated Results of Operations

Revenues

Revenues consist primarily of premiums, administrative fees and net investment income. Total revenues increased 6.5% to $627.1 million for the third quarter of 2006 compared to the third quarter of 2005, and 5.9% to $1.84 billion for the first nine months of 2006 compared to the same period of 2005.

The following table sets forth percentages of premium and administrative fee growth, and net investment income growth by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Premium and administrative fee growth:
Insurance Services	5.7%	8.7%	5.8%	10.9%
Asset Management	75.8	68.1	52.0	40.5
Total premium and administrative fee growth	7.8	9.9	6.8	11.5

Net investment income growth:
Insurance Services	3.1	0.7	3.1	—
Asset Management	12.5	4.1	7.3	4.8
Total net investment income growth	3.2	3.9	3.2	3.8

Total revenue growth	6.5	9.0	5.9	9.5

Premiums and Administrative Fees

Consolidated premium and administrative fee growth is primarily driven by premium growth in our Insurance Services segment. Sales growth for group insurance products, reported as annualized new premiums, was 11.8% for the third quarter of 2006 compared to the third quarter of 2005. Premiums for the Insurance Services segment increased 5.7% to $478.0 million for the third quarter of 2006 compared to the third quarter of 2005. Premium growth for this segment was affected by terminations of a few large group contracts in the first quarter of 2006. StanCorp expects premium growth for 2006 to be near the low end of the guidance range of 6% to 8%. Invesmart, part of our Asset Management segment, contributed administrative fees of $12.0 million for the third quarter of 2006. See “Business Segments.”

Net Investment Income

Net investment income increased 3.2% to $120.5 million for the third quarter of 2006 compared to the third quarter of 2005, and 3.2% to $356.9 million for the first nine months of 2006 compared to the same period of 2005. Net investment income is influenced primarily by changes in levels of invested assets, interest rates and commercial mortgage loan prepayment fees. The increase in net investment income for the comparative periods was due to an increase in average invested assets, offset by a combination of lower yields on our fixed maturity securities and commercial mortgage loan portfolios, and a decrease in commercial mortgage loan prepayment fees. Lower than expected premium growth in our group insurance products also contributed to the slower rate of growth of net investment income. Average invested assets increased 6.5% for the third quarter of 2006 compared to the third quarter of 2005, and 7.3% for the first nine months of 2006 compared to the same period of 2005. The portfolio yield for fixed maturity securities decreased to 5.59% at September 30, 2006, from 5.65% at September 30, 2005. Similarly, the portfolio yield for commercial mortgage loans decreased to 6.41% at September 30, 2006, from 6.51% at September 30, 2005.

Commercial mortgage loan prepayment fees were $2.3 million for the third quarter of 2006, compared to $4.0 million for the third quarter of 2005, and $7.7 million for the first nine months of 2006, compared to $9.8 million for the same period of 2005. The level of commercial mortgage loan prepayment fees will vary depending primarily on the overall interest rate environment. As interest rates rise, we expect prepayment fees to continue to be lower than prior levels.

Net Capital Gains (Losses)

Net capital gains and losses are reported in “Other.” Net capital gains were $2.1 million and $3.7 million for the third quarters of 2006 and 2005, respectively. Net capital losses were $0.9 million for the first nine months of

2006, compared to net capital gains of $3.0 million for the same period of 2005. Net capital gains and losses occur as a result of sale or impairment of the Company’s assets, neither of which is likely to occur in regular patterns. While the timing of an impairment is not controllable, management has discretion over the timing of sales of invested assets.

Benefits and Expenses

Benefits to Policyholders

Fluctuations in benefits to policyholders are primarily driven by the Insurance Services segment due to the size of the block of business and the products offered by this segment. Benefits to policyholders, including interest credited, increased 6.8% to $399.4 million for the third quarter of 2006 compared to the third quarter of 2005. The increase resulted from business growth, as evidenced by premium growth, and comparatively less favorable claims experience in our group insurance product lines. Benefits to policyholders for the Insurance Services segment for the third quarter of 2006 were in line with expectations for group life and accidental death and dismemberment (“AD&D”), while benefits to policyholders for group long term disability insurance were higher than expected primarily due to greater severity in early duration claims. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

Benefits to policyholders, including interest credited, increased 9.9% to $1.21 billion for the first nine months of 2006 compared to the same period of 2005. The increase primarily resulted from business growth, as evidenced by premium growth, and comparatively less favorable claims experience in our group insurance product lines. By contrast, group insurance products had favorable claims experience overall for most of 2005.

Operating Expenses

Operating expenses increased 13.2% to $93.2 million for the third quarter of 2006 compared to the third quarter of 2005, and 5.9% to $269.0 million for the first nine months of 2006 compared to the same period of 2005. The increases in operating expenses for both comparative periods primarily were due to expenses related to the operations of Invesmart. Excluding expenses from the Invesmart operations, operating expense growth for the third quarter and the first nine months of 2006 would have been 1.9% and 0.7%, respectively. Operating expense growth is typically influenced by business growth as evidenced by premium and administrative fee growth. Premium and administrative fee growth for the third quarter of 2006 was 7.8% compared to the third quarter of 2005. Operating expense growth, excluding expenses related to operating the Invesmart business, is expected to continue at a rate less than the premium growth rate for 2006. The estimated premium growth rate for 2006 is expected to be near the low end of the guidance range of 6% to 8%.

Commissions and Bonuses

Commissions and bonuses represent sales-based compensation, which can vary depending on the product, the structure of the commission program, and factors such as the persistency (customer retention), sales, growth in assets under administration and profitability of the business in each of our segments. Commissions and bonuses increased 11.2% to $45.5 million for the third quarter of 2006 compared to the third quarter of 2005, primarily due to an 11.8% increase in sales of our group insurance products during the same comparative periods. Commissions and bonuses increased 8.1% to $136.4 million for the first nine months of 2006 compared to the same period of 2005, primarily due to premium growth in our Insurance Services segment and a 46.1% increase in sales of our individual annuity products for the same comparative periods. Certain commissions and bonuses are capitalized as deferred acquisition costs and amortized over the expected life of the policy.

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain commissions, bonuses and certain operating expenses, which are considered acquisition costs. The net increase in DAC and VOBA for the third quarter of 2006 was $0.9 million greater than the third quarter of 2005, and for the first nine months of 2006 was $8.4 million greater than the same period of 2005. The net increases were primarily due to increases in commissions and bonuses, and operating expenses subject to deferral.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 33.6% and 34.6% for the third quarters of 2006 and 2005, respectively, and 34.3% and 34.7% for the first nine months of 2006 and 2005, respectively. Income taxes for the third quarter of 2006 included a reduction for the release of a valuation allowance.

Business Segments

Effective January 1, 2006, we realigned our businesses into two operating segments. Our individual disability business, which had been included in the Individual Insurance segment, was added to our Employee Benefits segment to combine our traditional insurance lines of business into the Insurance Services segment. The Insurance Services segment markets group and individual disability insurance, group life and AD&D insurance, and group dental insurance. We also combined our asset management and accumulation businesses, which had been reported in the Individual Insurance and Retirement Plans segments and Other, into the Asset Management segment. The Asset Management segment offers investment management services, commercial mortgage loan origination and servicing, and individual annuities. This segment also offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. Beginning in the third quarter of 2006, this segment includes Invesmart, a national retirement financial services company. Resources are allocated and performance is evaluated at the segment level.

Measured as a percentage of total revenues, revenues for the Insurance Services segment were 89.2% for the third quarter of 2006 and 90.7% for the first nine months of 2006. Revenues measured as a percentage of total revenues for the Asset Management segment were 10.6% and 9.2% for the same periods, respectively.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation are reflected in “Other.”

Insurance Services Segment

As the Insurance Services segment is our largest segment, it substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $74.3 million for the third quarter of 2006, compared to $74.8 million for the third quarter of 2005, and $189.4 million for the first nine months of 2006, compared to $212.8 million for the same period of 2005. Income before income taxes for the third quarter of 2006 for this segment were affected by premium growth, comparatively less favorable claims experience in our group long term disability insurance products, and lower operating expenses.

Income before income taxes for the first nine months of 2006 included premium growth and comparatively less favorable claims experience. Premium growth in the Insurance Services segment was 5.8% for the first nine months of 2006 compared to the same period in 2005. For the first nine months of 2005, premium growth was 10.8% compared to the same period in 2004. Claims experience for the group insurance products, as indicated by the benefit ratio (benefits to policyholders and interest credited measured as a percentage of premiums), for the first nine months of 2006 was 79.5% compared to 76.0% for the first nine months of 2005.

Following are key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Premiums:
Group insurance life and AD&D	$182.5	$168.4	$545.4	$507.4
Group insurance long term disability	202.2	193.1	604.2	581.8
Group insurance short term disability	52.7	47.5	156.2	142.1
Group insurance benefits dental	18.7	19.7	54.7	56.2
Experience rated refunds	(8.7)	(3.0)	(19.5)	(14.0)
Individual disability	30.6	26.7	87.6	77.3

Total premiums	$478.0	$452.4	$1,428.6	$1,350.8

Group Insurance sales (annualized new premiums) reported at contract effective date	$56.7	$50.7	$232.0	$229.7
Individual disability sales	5.8	5.7	16.0	15.9
Group insurance benefit ratio (% of revenues)	68.1%	65.3%	69.0%	65.9%
Group insurance benefit ratio (% of premiums)	78.7	75.6	79.5	76.0
Individual disability benefit ratio (% of revenues)	51.9	67.4	59.1	57.7
Individual disability benefit ratio (% of premiums)	72.2	98.1	83.3	84.9
Operating expense ratio (% of premiums)	14.4	15.3	15.1	15.8

Revenues

Revenues for the Insurance Services segment increased 5.3% to $559.5 million for the third quarter of 2006, and 5.4% to $1.67 billion for the first nine months of 2006 compared to the same periods of 2005. The growth in revenues for both comparative periods was primarily due to increased premiums and net investment income, though at lower rates of growth than 2005.

Premiums

Premiums for the Insurance Services segment increased 5.7% for the third quarter of 2006 compared to the third quarter of 2005, and 5.8% for the first nine months of 2006 compared to the same period of 2005.

The primary factors that contribute to premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines due to employment and wage rate growth from existing group policyholders.

Sales.    Sales of our group insurance products increased 11.8% for the third quarter of 2006 compared to the third quarter of 2005, and 1.0% for the first nine months of 2006 compared to the same period of 2005. The smaller increase in sales for the first nine months of 2006 compared to the same period of 2005 was primarily due to a very price competitive sales environment in the first nine months of 2006.

Persistency.    Persistency for our group insurance products has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. However, premium growth for the third quarter of 2006 and the first nine months of 2006 compared to the same periods of 2005 was affected by terminations of a few large group contracts in the first quarter of 2006. Persistency in our individual disability products remains favorable. A significant portion of our in force individual disability policies are non-cancelable.

Organic Growth.    We continue to experience steady organic growth in our group insurance in force business due to higher employment and wage rate growth.

In addition, premium growth for individual disability can fluctuate from quarter to quarter due in part to experience rated reinsurance agreements. As this block of business matures over a period of years, the annual effects of the reinsurance agreement on premiums and income before income taxes are generally expected to decrease.

We expect consolidated premium growth for 2006 to be near the low end of the guidance range of 6% to 8%.

Net Investment Income

Net investment income for the Insurance Services segment increased 3.1% to $79.4 million for the third quarter of 2006, and 3.1% to $233.4 million for the first nine months of 2006 compared to the same periods of 2005. The lower rate of growth in net investment income for both comparative periods was primarily due to lower than expected premium growth in our group insurance products.

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence (number of claims) and claims severity (length of time a disability claim is paid and the size of the claim). The assumptions used to establish the related reserves reflect claims incidence and claims severity, as well as new investment interest rates and overall portfolio yield, both of which affect the discount rate used to establish reserves.

Benefits to policyholders (including interest credited) for the Insurance Services segment increased 7.5% to $374.1 million for the third quarter of 2006 compared to the third quarter of 2005, and 10.3% to $1.14 billion for the first nine months of 2006 compared to the same period of 2005. The increase in benefits to policyholders resulted in part from business growth as evidenced by premium growth. Premiums for the Insurance Services segment increased 5.7% for the third quarter of 2006 compared to the third quarter of 2005, and 5.8% for the first nine months of 2006 compared to the same period of 2005. For the first nine months of 2005, premium growth was 10.8% compared to the same period in 2004.

Because premium growth is one of the primary factors that drive benefits to policyholders, the benefit ratio (benefits to policyholders and interest credited measured as a percentage of premiums) is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for the third quarter of 2006 was 78.7%, compared to 75.6% for the third quarter of 2005. Benefits to policyholders for our group life and AD&D products for the third quarter of 2006 were in line with expectations, while benefits to policyholders for our group long term disability insurance products were higher primarily due to greater severity in early duration claims.

The benefit ratio for our group insurance product lines for the first nine months of 2006 was 79.5%, compared to 76.0% for the first nine months of 2005. The increase in the benefit ratio for the first nine months of 2006 compared to the same period of 2005 was primarily due to comparatively less favorable claims experience for our group insurance products. By contrast, our group insurance products had favorable claims experience overall for most of 2005. In addition, we experienced favorable and sustained claims recovery patterns for our group long term disability insurance in 2005, and as a result of our assessment of those recovery patterns, we released $3 million in reserves in each of the first three quarters of 2005. We do not anticipate similar reserve releases for 2006. Given the inherent periodic fluctuations in claims experience for the insurance businesses, the benefit ratios can fluctuate widely from quarter to quarter.

The benefit ratio for our individual disability business was 72.2% for the third quarter of 2006, compared to 98.1% for the third quarter of 2005, and 83.3% for the first nine months of 2006, compared to 84.9% for the same period of 2005. Our claims experience for this product line for the third quarter of 2006 was favorable compared to our expectations primarily as a result of closures of existing claims. The favorable experience was offset by a $6 million increase in reserves to address a relatively new industry table for individual disability experience. Our block of business is relatively small and as a result we view the new industry table as more credible for establishing levels as compared solely to our own experience. We will continue to monitor our developing experience in light of the availability of the new industry table and if necessary will adjust reserves accordingly.

Generally, we expect the individual disability benefit ratio to trend down over time to reflect the growth in the business outside of the large block of disability business assumed in 2000 from Minnesota Life Insurance Company, and the corresponding shift in revenues from net investment income to premiums. The decrease year to year in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business. We expect the wide fluctuations in the benefit ratio for the business to continue, especially when measured on a quarterly basis.

For the third quarter of 2006 we increased our discount rate for newly established group long term disability claim reserves by 25 basis points to 5.75% from 5.5% in the second quarter. Our overall portfolio margin at September 30, 2006 was 40 basis points and our new money rate for the quarter was 6.20%.

Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause the expense of benefits to policyholders to increase. Our investments are generally not callable or they have prepayment penalties. Based on these factors, we currently believe the margin of 40 basis points in our overall block of business for group insurance between invested asset yield and weighted-average reserve discount rate is adequate to cover potential reinvestment risk. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment decreased 0.7% to $68.8 million for the third quarter of 2006 compared to the third quarter of 2005, and increased 1.1% to $216.3 million for the first nine months of 2006 compared to the same period of 2005. Operating expenses as a percentage of premiums were 14.4% for the third quarter of 2006, compared to 15.3% for the third for the third quarter of 2005. The decrease in the expense ratio consisted largely of lower labor costs relative to premiums, as well as lower incentive compensation costs. See “—Consolidated Results of Operations—Benefits and Expenses—Operating Expenses.”

Asset Management Segment

The Asset Management segment offers investment management services, commercial mortgage loan origination and servicing, and individual annuities. This segment also offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer.

Beginning in the third quarter of 2006, this segment includes the Invesmart operations. Income before income taxes for the Asset Management segment increased 27.6% to $11.1 million for the third quarter of 2006 compared to the third quarter of 2005, and 22.7% to $28.1 million for the first nine months of 2006 compared to the same period of 2005. Income before income taxes for the comparative periods reflected fees earned from higher assets under administration.

Following are key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Premiums:
Retirement plans	$0.2	$0.2	$1.2	$1.0
Individual annuities	1.2	4.5	4.0	6.6

Total premiums	$1.4	$4.7	$5.2	$7.6

Administrative fees:
Retirement plans	$21.7	$8.1	$40.4	$22.9
Other financial services businesses	3.8	2.5	10.8	6.6

Total administrative fees	$25.5	$10.6	$51.2	$29.5

Net investment income:
Retirement plans	$19.3	$16.3	$54.9	$47.9
Individual annuities	17.4	16.7	50.5	49.7
Other financial services businesses	2.9	2.2	6.6	6.8

Total net investment income	$39.6	$35.2	$112.0	$104.4

Sales (annuity deposits)	48.7	47.2	142.9	97.8

Interest credited (% of net investment income):
Retirement plans	53.9%	55.2%	54.3%	54.7%
Individual annuities	64.9	60.5	63.8	60.4

Assets under administration:
Retirement plans general account			$1,325.1	$1,173.0
Retirement plans separate account			3,464.6	2,829.5
Retirement plans other			10,796.3	—
Individual annuities			1,196.2	1,137.5
Commercial mortgage loans under administration for other investors			1,360.1	1,032.7
Other			70.5	33.6

Total assets under administration			$18,212.8	$6,206.3

Revenues

Revenues for the Asset Management segment increased 31.7% to $66.5 million for the third quarter of 2006 compared to the third quarter of 2005, and 19.0% to $168.4 million for the first nine months of 2006 compared to the same period of 2005.

Revenues from the retirement plans business include plan administration fees, fees on separate account assets (equity investments) and other assets under administration and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life contingent annuities, which are primarily a single premium product. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment decreased to $1.4 million for the third quarter of 2006, compared to $4.7 million for the third quarter of 2005, and decreased to $5.2 million for the first nine months of 2006, compared to $7.6 million for the same period of 2005.

Administrative Fees

Administrative fees for the Asset Management segment increased to $25.5 million for the third quarter of 2006, compared to $10.6 million for the third quarter of 2005, and to $51.2 million for the first nine months of 2006, compared to $29.5 million for the same period of 2005. Invesmart contributed administrative fees of $12.0 million for the third quarter and first nine months of 2006.

Assets under administration for the Asset Management segment, including retirement plans, individual annuities and outside managed commercial mortgage loans, were $18.2 billion at September 30, 2006, which was an $11.7 billion increase compared to December 31, 2005. Growth in assets under administration resulted from almost $11 billion in assets under administration added through the addition of Invesmart, as well as continued deposit growth and customer retention in our other retirement plans business. Excluding the assets under administration added through the addition of Invesmart, average assets under administration increased 21.7% for the third quarter of 2006 compared to the third quarter of 2005.

Net Investment Income

Net investment income for the Asset Management segment increased 12.5% to $39.6 million for the third quarter of 2006 compared to the third quarter of 2005, and increased 7.3% to $112.0 million for the first nine months of 2006 compared to the same period of 2005. The increase in the third quarter of 2006 compared to the third quarter of 2005 was partially due to a rebalancing of investments from Other during the quarter. The increases for both comparative periods also were due to increases in average retirement plan general account assets under administration, offset in part by decreases in commercial mortgage loan prepayment fees allocated to this segment, decreases in commercial mortgage loan commitment fees and declines in the fixed maturity security and commercial mortgage loan portfolio yields.

Commercial mortgage loan prepayment fees were $0.6 million for the third quarter of 2006, compared to $1.0 million for the third quarter of 2005, and $2.1 million for the first nine months of 2006, compared to $3.1 million for the same period of 2005.

Commercial mortgage loan commitment fees were $2.2 million for each of the third quarters of 2006 and 2005, and $5.4 million for the first nine months of 2006, compared to $6.3 million for the same period of 2005. The decrease for the first nine months of 2006 resulted from lower commercial mortgage loan originations. The level of commercial mortgage loan originations in any quarter is influenced by market conditions as the Company responds to changes in interest rates, available spreads and borrower demand.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life contingent annuities. Benefits to policyholders for the Asset Management segment decreased to $3.6 million for the third quarter of 2006, compared to $6.9 million for the third quarter of 2005, and to $11.8 million for the first nine months of 2006, compared to $14.4 million for the same period of 2005. Changes in the level of benefits to policyholders will approximate changes in premium levels because these annuities are primarily single premium life contingent annuity products with a significant portion of all premium payments reserved.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and fixed-rate individual annuity deposits. Interest credited for the Asset Management segment increased 13.6% to $21.7 million for the third quarter of 2006 compared to the third quarter of 2005, and 10.3% to $62.0 million for the first nine months of 2006 compared to the same period of 2005. The increases in interest credited were due to growth in average assets under administration for both retirement plans general account and fixed-rate individual annuities of 14.2% and 5.7%, respectively, for the third quarter of 2006 compared to the third quarter of 2005, and 15.3% and 5.3%, respectively, for the first nine months of 2006 compared to the same period of 2005.

Other

In addition to our two segments, we report our holding company and corporate activity in “Other.” This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation.

The Other category reported a loss before income taxes of $3.0 million for the third quarter of 2006, compared to income before income taxes of $2.0 million for the third quarter of 2005, and a loss before income taxes of $9.9 million for the first nine months of 2006, compared to a loss before income taxes of $1.7 million for the same period of 2005. The decrease in income before income taxes for the third quarter of 2006 compared to the third quarter of 2005 was primarily due to a rebalancing of investments to the Asset Management segment during the quarter. Net investment income decreased to $1.5 million for the third quarter of 2006, compared to $4.6 million for the same period of 2005. See “—Consolidated Results of Operations—Net Capital Gains (Losses).”

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

The Company manages interest rate risk, in part, through asset/liability duration analyses. As part of this strategy, detailed actuarial models of the cash flows associated with each type of insurance liability and the financial assets related to the liability are generated under various interest rate scenarios. Both interest rate risk and investment strategies are examined. According to presently accepted actuarial standards of practice, statutory reserves of Standard Insurance Company (“Standard”) and related items at September 30, 2006 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses.

The potential impact of changes in interest rates upon the economic value of the Company’s insurance subsidiaries’ capital is regularly measured and assessed. Market consistent measures, such as duration and convexity, are computed to measure the price sensitivity of the economic value of capital to changes in interest rates. Based upon our current metrics and understanding of our business, the insurance subsidiaries’ exposure to changes in interest rates is expected to remain acceptable in the near term.

As a percentage of our fixed maturity investments, callable bonds were 2.1% at September 30, 2006. Beginning in 2001, all commercial mortgage loans originated by the Company contain a provision requiring the borrower to pay a prepayment fee to assure that the Company’s expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 77% of our commercial mortgage loan portfolio contains this prepayment provision. The remainder of our commercial mortgage loans contains fixed prepayment fees that mitigate prepayments, but may not fully protect the Company’s expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $311.6 million for the first nine months of 2006, compared to $272.9 million for the first nine months of 2005.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated.

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit investments to bonds and other fixed maturity securities, mortgage loans, common and preferred stock and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the insurance subsidiaries’ boards of directors. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for transactions that are more significant. Transactions are reported quarterly to the finance and operations committee of the board of directors for Standard and to the audit committee of the board of directors for The Standard Life Insurance Company of New York.

Net cash used in investing activities was $602.9 million and $447.1 million for the first nine months of 2006 and 2005, respectively. Net cash used in investing activities increased $80.4 million due to StanCorp’s acquisition of Invesmart, a national retirement financial services company, and all of its subsidiaries in July 2006. The business acquired services over 4,000 retirement plans with assets under administration of $10.8 billion at September 30, 2006. Invesmart provides retirement plan services, and investment advisory and management services.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At September 30, 2006, our portfolio consisted of 56.9% fixed maturity securities and 42.0% commercial mortgage loans with the remainder in real estate. We anticipate that commercial mortgage loans will represent approximately 40% of our investment portfolio in the future.

Fixed Maturity Securities

Our fixed maturity securities totaled $4.77 billion at September 30, 2006. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at September 30, 2006. The percentage of fixed maturity securities below investment-grade was at 3.8% and 4.1% at September 30, 2006 and 2005, respectively. At September 30, 2006, there were no valuation concerns regarding our fixed maturity security holdings. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At September 30, 2006, our fixed maturity securities portfolio had gross unrealized capital gains of $96.4 million and gross unrealized capital losses of $57.1 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

At September 30, 2006, commercial mortgage loans in our investment portfolio totaled $3.52 billion. We currently have a portfolio of approximately 4,300 commercial mortgage loans. The average loan to value ratio for the overall portfolio was 57.1% at September 30, 2006, and the average loan size was approximately $0.8 million. The Company receives personal recourse on most of its loans.

At September 30, 2006, there were no loans in our portfolio that were more than sixty days delinquent and not in the process of foreclosure. There were $3.7 million in loans that were in the process of foreclosure. We had a net balance of restructured loans of $6.9 million at September 30, 2006, and a commercial mortgage loan loss reserve of $3.1 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio have generally been better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At September 30, 2006, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	45.7% retail properties.

•	18.7% industrial properties.

•	19.3% office properties.

•	7.9% commercial properties.

•	5.5% hotel/motel properties.

•	2.9% apartment and agricultural properties.

At September 30, 2006, our commercial mortgage loan portfolio was diversified regionally as follows:

•	47.4% Western region.

•	24.1% Central region.

•	28.5% Eastern region.

Commercial mortgage loans in California accounted for 31.0% of our commercial mortgage loan portfolio at September 30, 2006. Through this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the state. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure, such diversification may not eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, we do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. We do not expect the exposure to catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio located in California to have a material adverse effect on our business, financial position, results of operations or cash flows. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Under the laws of certain states, environmental contamination of a property may result in a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure on real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. However, we cannot provide assurance that material compliance costs will not be incurred by us.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2006, the Company had outstanding commitments to fund commercial mortgage loans totaling $127.5 million, with fixed interest rates ranging from 6.13% to 7.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, a third party interest in a limited liability company, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $291.6 million and $218.3 million for the first nine months of 2006 and 2005, respectively. The increase for 2006 primarily resulted from a third party interest in a limited liability company created in the third quarter of 2005 for the purpose of holding commercial mortgage loans originated by StanCorp Mortgage Investors. The Company repurchased common stock totaling $67.7 million for the first nine months of 2006, compared to $97.5 million for the same period of 2005.

On June 15, 2006, the Company established a five-year, $200 million senior unsecured revolving credit facility (“Facility”). The termination date of the Facility is June 15, 2011. At the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended for two additional one-year periods. Additionally, upon the request of StanCorp and with consent of the lenders under the Facility, the Facility can be increased by up to $100 million to a total of up to $300 million. Borrowings under the Facility will be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s leverage ratio (total debt to total capitalization) and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s leverage ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2006, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

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

We had debt to total capitalization ratios of 15.5% and 16.2% at September 30, 2006 and 2005, respectively. Our ratio of earnings to fixed charges for the first nine months of 2006 and 2005 was 3.3x and 3.9x, respectively.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 275% of the company action level of Risk-based Capital (“RBC”) required by regulators (this equates to 550% of the authorized control level RBC required by our states of domicile).

The levels of excess capital we generate vary inversely in relation to our levels of premium growth, primarily due to initial reserve requirements, certain regulatory capital requirements based on premiums and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less excess capital. At very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, we generate more excess capital.

At September 30, 2006, our estimated total capital in excess of targeted RBC and holding company requirements was approximately $118 million after the purchase of Invesmart for approximately $85 million in July of 2006. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	Fund internal growth.

•	Fund acquisitions that are consistent with our mission and meet our return objectives.

•	Provide a return to shareholders, via share repurchases and dividends.

In addition, we seek to maintain amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividend to shareholders. Maintaining additional capital provides timing flexibility should we wish to access capital markets to finance growth or acquisitions.

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

In June 2006, Standard paid a dividend of $147 million to StanCorp. There is no amount available for payment of dividends by The Standard Life Insurance Company of New York for 2006. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp.

Dividends to Shareholders

On November 6, 2006, the board of directors of StanCorp declared an annual cash dividend of $0.65 per share, calculated and payable on a per share basis. The ex-dividend date is November 17, 2006. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors. It is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors.

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

During the third quarter of 2006, we repurchased 972,600 shares of common stock at a total cost of $43.5 million for a volume weighted-average price of $44.69 per share. At September 30, 2006, there were 1.5 million shares remaining under the Company’s current share repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Financial Strength Ratings

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including ours. In addition, credit ratings on our senior notes are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products and also could increase costs of future debt issuances. Standard & Poor’s, Moody’s Investors Service, Inc., A.M. Best Company and Fitch, Inc. provide financial strength and credit ratings. In August 2006, Standard & Poor’s raised the financial strength rating of Standard to AA- from A+.

Standard’s financial strength ratings as of October 2006 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

•	AA- (Very Strong) by Fitch—4th of 21 ratings.

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide credit ratings on our senior notes. As of October 2006, ratings from the agencies were A-, Baa1, A- and bbb+, respectively. In July 2006, A.M. Best Company affirmed an issuer credit rating of a+ for StanCorp. In August 2006, Standard & Poor’s raised the credit rating of StanCorp to A- from BBB+.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7, Contingencies and Commitments.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2004, through September 30, 2006, aggregated $0.2 million. At September 30, 2006, the Company maintained a reserve of $0.8 million for future assessments with respect to currently impaired, insolvent or failed insurers.

Statutory Financial Accounting

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as the Statements of Statutory Accounting Principles set forth in publications of the National Association of Insurance Commissioners (“NAIC”).

Statutory net gains from insurance operations before federal income taxes were $70.7 million for the third quarter of 2006, compared to $92.8 million for the third quarter of 2005, and $182.7 million for the first nine months of 2006, compared to $224.6 million for the same period of 2005. The comparative decreases were due to the same factors affecting our GAAP earnings. Statutory capital adjusted to exclude asset valuation reserves for our insurance subsidiaries totaled $1.03 billion and $1.15 billion at September 30, 2006 and 2005, respectively.

Effective December 31, 2006, the NAIC adopted changes to the RBC calculation that will require the Company to undertake additional testing to determine the risk based capital requirement for annuities. The Company does not currently anticipate the adopted change to have a material impact on its RBC requirements.

New and Adopted Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 3, Share-Based Compensation.”

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining asset impairments, internally developed software, allowances for commercial mortgage loans, the reserves for future policy benefits and claims, DAC and VOBA, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

Forward-looking Statements

Some of the statements contained in this Form 10-Q, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed below. As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results or conditions to future periods.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums and annuity deposits.

•	Growth in assets under administration including performance of equity investments in the separate account.

•	Availability of capital required to support business growth and the effective utilization of excess capital.

•	Achievement of anticipated levels of operating expenses.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	Credit quality of the holdings in our investment portfolios.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Concentration of commercial mortgage loan assets collateralized in California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	The condition of the economy and expectations for interest rate changes.

•	The impact of rising benefit costs on employer budgets for employee benefits.

•	Integration and performance of business acquired through reinsurance or acquisition.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level.

•	Findings in litigation or other legal proceedings.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size.

•	Adequacy of asset/liability management.

•	Concentration of risk, especially inherent in group life products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Events of terrorism, natural disasters or other catastrophic events.

•	Changes in federal or state income taxes.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Company since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2006, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

There have been no material changes to the risk factors set forth in our 2005 Form 10-K.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table sets forth share purchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2006	153,400	$45.73	153,400	2,323,300
August 1-31, 2006	644,200	44.03	644,200	1,679,100
September 1-30, 2006	175,000	46.18	175,000	1,504,100

Total third quarter	972,600	44.69	972,600

On November 14, 2005, the board of directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock. The share repurchases will be effected in the open market or in negotiated transactions through December 31, 2007.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

On November 6, 2006, StanCorp Financial Group, Inc. issued a press release announcing that its board of directors has declared an annual cash dividend of $0.65 per share.

A copy of the press release is attached hereto as Exhibit 99.1 and furnished herewith.

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	StanCorp Financial Group, Inc. press release dated November 6, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2006	By:	/s/ CINDY J. MCPIKE
Cindy J. McPike Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	StanCorp Financial Group, Inc. press release dated November 6, 2006	Furnished herewith