Form 10-K
period 2006-12-31
STANCORP FINANCIAL GROUP INC
filed 2007-02-28
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, was approximately $2.75 billion based upon the closing price of $50.91 on June 30, 2006. For this purpose, directors and executive officers of the registrant are considered to be affiliates; the aggregate market value of their collective holdings of voting and non-voting common equity has been excluded accordingly.

As of February 23, 2007, there were 53,570,289 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference in Parts I and III.

StanCorp Financial Group, Inc.	1

2	StanCorp Financial Group, Inc.

Part I

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

AVAILABLE INFORMATION

StanCorp files its annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document StanCorp files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-551-8090). The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. StanCorp’s electronic SEC filings are available to the public at www.sec.gov.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Annual Report on Form 10-K, including those relating to the Company’s strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks”

and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors listed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements” in Part II, Item 7, of this Report. As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results or conditions to future periods.

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

GENERAL

StanCorp is a leading provider of insurance products and services serving the life and disability insurance needs of employer groups and the disability insurance needs of individuals. Through our subsidiaries, Standard Insurance Company and The Standard Life Insurance Company of New York, we have the authority to underwrite insurance products in all 50 states. We also provide accidental death and dismemberment (“AD&D”) insurance, dental insurance, annuity products, retirement plan products and services and investment advisory services. Our mortgage business originates and services fixed-rate commercial mortgage loans, generally between $250,000 and $5 million, for the investment portfolios of our insurance subsidiaries and for participation to institutional investors. We manage our businesses in two operating segments: Insurance Services and Asset Management, each of which is described below.

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

StanCorp’s strategy includes:

•	maintaining strong growth rates in traditional risk acceptance businesses (disability and group life insurance);
•	developing greater diversification by taking advantage of market opportunities, demographic trends and capital synergies; and
•	significantly increasing our asset accumulation and asset administration businesses over the next few years.

Our ability to accomplish this strategy is dependent on a number of factors, some of which involve risks or uncertainties. See “Competition” and “Key Factors Affecting Results of Operations” below, Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements” in Part II, Item 7, of this Report.

DEVELOPMENT OF STANCORP

We were incorporated under the laws of Oregon in 1998. We conduct business through our subsidiaries: Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); StanCorp Equities, Inc. (“StanCorp Equities”); StanCorp Trust Company; and Invesmart, Inc. (“Invesmart”), now renamed Standard Retirement Services, Inc. (“Standard Retirement Services”). We are headquartered in Portland, Oregon.

Standard, our largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance, and provides retirement plan products. Founded in 1906, Standard is domiciled in Oregon and licensed in all states except New York, and is licensed in the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and provides group long term and short term disability, life, AD&D and dental insurance in New York.

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

StanCorp Equities is a licensed broker-dealer. For the sale of registered contracts, a broker-dealer must serve as principal underwriter and distributor, providing supervision and oversight that is required by the National Association of Securities Dealers. Standard developed a registered group annuity contract to expand its market to 403(b) plans, 457 tax-exempt plans and non-qualified deferred compensation plans of private employers. StanCorp Equities is the principal underwriter and distributor of registered contracts for Standard.

In January 2006, StanCorp established StanCorp Trust Company, which offers limited directed trust services to clients.

In July 2006, StanCorp acquired Invesmart, a national retirement financial services company. The business acquired services over 3,800 retirement plans with assets under administration of $11.05 billion at December 31, 2006. Invesmart provides retirement plan services, and investment advisory and management services. Effective January 1, 2007, the administration and operations for both of our retirement plans annuity contracts and our trust products offered through Invesmart and through Standard began operating under the name Standard Retirement Services. In addition, Invesmart’s broker-dealer and investment advisory functions were combined with StanCorp Equities and StanCorp Investment Advisers, respectively. The newly combined businesses will be reported in the Asset Management segment.

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services to our retirement plan clients, individual investors and subsidiaries of StanCorp.

MARKET POSITION

Based on mid-year 2006 insurance industry in force premium statistics in the United States, provided by John Hewitt & Associates and LIMRA International, we have leading market positions with single digit market share in group long term and short term disability insurance and group life insurance. Based on a 2005 survey by LIMRA International we also have single digit market share for individual disability insurance. The positions are as follows:

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

4	StanCorp Financial Group, Inc.

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

Standard’s financial strength ratings as of February 2007 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings
•	A1 (Good) by Moody’s—5th of 21 ratings
•	A (Excellent) by A.M. Best—3rd of 13 ratings
•	AA- (Very Strong) by Fitch—4th of 21 ratings

CREDIT RATINGS

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide credit ratings on StanCorp’s senior notes. As of February 2007, ratings from the agencies were A-, Baa1, A- and bbb+, respectively. In August 2006, Standard & Poor’s raised the credit rating of StanCorp to A- from BBB+. In July 2006, A.M. Best Company affirmed an issuer credit rating of a+ for Standard.

SEGMENTS

Effective January 1, 2006, we realigned our businesses into two operating segments. Our individual disability business, which had been included in the Individual Insurance segment, was added to our Employee Benefits segment to combine our traditional insurance lines of business into the Insurance Services segment. The Insurance Services segment markets group and individual disability insurance, group life and AD&D insurance, and group dental insurance. We also combined our asset management and accumulation businesses, which had been reported in the Individual Insurance and Retirement Plans segments and Other, into the Asset Management segment. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management services, commercial mortgage loan origination and servicing, and individual fixed annuities. Beginning in the third quarter of 2006, this segment included Invesmart, a national retirement financial services company. Resources are allocated and performance is evaluated at the segment level. Prior period amounts have been reclassified to reflect our current segment alignment.

Measured as a percentage of total revenues, revenues for each of our segments for 2006 were 90.2% for Insurance Services and 9.5% for Asset Management. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Segments.”

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation are reflected in “Other.”

Insurance Services Segment

The Insurance Services segment sells disability, life, AD&D, and dental insurance products to employer groups ranging in size from two lives to over 690,000 lives, and has about 29,000 group insurance policies in force, covering approximately 7.5 million employees as of December 31, 2006. This segment also sells disability insurance to individuals.

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

Group long term disability insurance contributed 41% of 2006 premiums for the segment. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time. The Company’s basic long term disability product covers disabilities that occur during the policy period at both work and elsewhere. In order to receive long term disability benefits, an employee must be continuously disabled for a specified waiting period, which generally ranges from 30 to 180 days. The benefits usually are reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. The benefits also may be subject to certain maximum amounts and benefit periods. Historically, approximately 50% of all claims filed under our long term disability policies

StanCorp Financial Group, Inc.	5

Part I

close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including up to normal retirement age or longer.

Generally, group long term disability policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during the same periods.

Group life and AD&D insurance contributed 38% of 2006 premiums for the segment. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group short term disability insurance contributed 11% of 2006 premiums for the segment. Our basic short term disability products generally cover only disabilities occurring outside of work. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits, with maximum benefit periods generally not exceeding 26 weeks. Group short term disability benefits also may be reduced by other income, such as sick leave, that a disabled insured employee may receive.

Group dental insurance contributed 4% of 2006 premiums for the segment. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and also include an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan, which are differentiated by levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

Individual disability insurance contributed 6% of 2006 premiums for the segment. The products include non-cancelable disability coverage, which provides insurance at a guaranteed fixed premium rate for the life of the contract, and guaranteed renewable coverage where premium rates are guaranteed for limited periods and subject to change thereafter. This segment also sells business overhead expense coverage, which reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage, which provides payment for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability. Non-cancelable disability insurance policies represented 82% of sales based on annualized new premiums for 2006.

Our individual disability insurance products are sold nationally by sales representatives through master general agents and brokers, primarily to physicians, lawyers, executives, other professionals and small business owners. The compensation paid to master general agents and brokers is based primarily on a percentage of premiums. Master general agents and some brokers are eligible for a bonus based on sales volume and persistency of business they have written.

Asset Management Segment

The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management services, commercial mortgage loan origination and servicing, and individual fixed annuities. Beginning in the third quarter of 2006, this segment included the operations of Invesmart, a national retirement financial services company.

Investment services for 401(k), defined benefit, and other 401(a) qualified plans and governmental 457 plans are provided through a non-registered group annuity contract with a stable value investment option managed by Standard and third party brand name mutual funds through a separate account. These plan services also are provided through a trust product offering third party brand name mutual funds. Mutual funds offered through the separate account as of December 31, 2006, were from AllianceBernstein, Allianz, American Beacon, American Century, Artisan, Aston, BlackRock, Brandywine, Calamos, California Investment Trust, Davis, Dodge and Cox, Federated, Fidelity, First American, Franklin Templeton, GE, Goldman Sachs, Harbor, Harris Insight, Hotchkis and Wiley, Jennison, JP Morgan, Munder, Neuberger Berman, Oppenheimer, Pennsylvania Mutual, Rainier, SEI, T. Rowe Price, TCW Galileo, UMB Scout, Undiscovered Managers, Vanguard, Wells Fargo and William Blair. The 403(b) and non-qualified deferred compensation plan services are provided through a registered group variable annuity contract, with a stable value investment option managed by Standard and separate account investment options from Alger, AllianceBernstein, American Century, Baron, BlackRock, Davis, Delaware, Dreyfus, Federated, Fidelity, Franklin Templeton, GE,

6	StanCorp Financial Group, Inc.

Goldman Sachs, Neuberger Berman, PIMCO, Royce, T. Rowe Price, Vanguard, and Washington Mutual. Certain plan services also are provided through a trust product offering third party investment options. Funds offered in our retirement plans are regularly evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process. StanCorp Investment Advisers provides fund performance analysis and selection support to 83% of our group annuity plan sponsors. All group annuity contracts are distributed by StanCorp Equities.

Our retirement plans products and services are sold primarily through registered investment advisors, brokers, employee benefit consultants, and other distributors served by our sales representatives throughout the United States. Brokers are compensated based on a percentage of the combination of deposits and assets under administration. Compensation is disclosed to the customer by the Company. Most of our retirement plan customers receive financial, record keeping and administrative services, although the option is available to receive only financial and record keeping services or financial services alone.

The primary sources of revenue for the retirement plans business include plan administration fees, asset-based fees, fees on separate account assets (equity investments) under administration, and investment income on general account assets under administration, a portion of which is credited to policyholders. In addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which is an option that can be selected by plan participants at the time of retirement. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

In three recent surveys for 2006, the retirement plans business was recognized as an outstanding 401(k) provider. Standard earned 32 Best in Class awards in PLANSPONSOR magazine’s 2006 defined contribution plan survey. Invesmart, another subsidiary of StanCorp, received an additional nine Best in Class awards.

Standard was rated the number one fund manager and number three plan administrator in the under $1 million asset range by 401kExchange.com for 2006. Rankings were based on interviews of more than 9,000 plan sponsors. For 2006, the 401kExchange.com survey also ranked Standard as the number 12 fund manager and number 15 plan administrator in the $1 million to $10 million asset range based on interviews of almost 13,000 plan sponsors. Since the Company’s entrance into the 401kExchange.com survey beginning in 1999, Standard has been ranked number one and number two in the categories of overall fund manager and plan administrator, respectively.

In the Boston Research Group’s 2006 survey of defined contribution plans under $5 million in assets, Standard was rated third of 25 in terms of overall satisfaction by plan sponsors and rated among the top providers in the categories of satisfaction with participant statements, automated telephone system, recordkeeping, performance of record keeper’s investments, cost of administering a plan and participant web site. Invesmart tied for sixth in terms of overall satisfaction by plan sponsors.

Our commercial mortgage loans business, StanCorp Mortgage Investors, originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

The individual fixed annuity products sold by this segment are primarily fixed-rate deferred annuities, although we also market life contingent annuities. The target market for fixed-rate annuities is any individual seeking conservative investments to meet their retirement or other financial goals. The fixed-rate annuity product portfolio includes deferred annuities with initial interest rate guarantees generally ranging from one to six years and a full array of single premium immediate annuity income payment options. The Company launched an indexed annuity product in January 2006 and uses over the counter call-spread options to hedge the index performance of the policies.

Fixed-rate annuities are distributed through master general agents, brokers and financial institutions. Their compensation is primarily based on a percentage of premiums and deposits related to the business sold.

Master general agents are eligible for a bonus based on the volume of annuity business sold by the financial institutions and brokers they coordinate.

Most of our annuity business deposits are not recorded as premiums, but rather are recorded as liabilities. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders. Annuity premiums consist of premiums on life contingent annuities, which are a small portion of total sales.

Our investment advisory business, StanCorp Investment Advisers, is a SEC registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services to our retirement plan clients, individual investors and subsidiaries of StanCorp.

StanCorp Financial Group, Inc.	7

Part I

StanCorp completed the acquisition of Invesmart and all of its subsidiaries on July 10, 2006. Invesmart was headquartered in Pittsburgh, Pennsylvania with local sales and service offices in 20 cities across the United States. The business acquired services over 3,800 retirement plans with assets under administration of $11.05 billion at December 31, 2006.

Other

In addition to our two segments, we report our holding company and corporate activity in “Other.” This category includes net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation.

COMPETITION

Competition for sale of our products comes primarily from other insurers and financial services companies such as banks, broker-dealers and mutual funds. Some competitors have greater financial resources, offer a broader array of products and may have higher financial strength ratings. Pricing is a competitive issue in the markets we serve. We do not seek to compete primarily on price. While we believe our products and service provide superior value to our customers, a significant price difference between our products and those of some of our competitors may result in periods of declining new sales, reduced persistency (customer retention), lower premium growth, and increased sales force attrition. See “Key Factors Affecting Results of Operations—Pricing.”

KEY FACTORS AFFECTING RESULTS OF OPERATIONS

Group insurance is our largest business and represented 93%, 94% and 94% of total premiums for the years ended December 31, 2006, 2005 and 2004, respectively. In addition to competition, three factors can have a critical impact on the financial results of our Insurance Services segment operations: claims experience, economic conditions and pricing.

Claims Experience. We have a large and well-diversified group insurance business. However, claims experience can fluctuate widely, particularly from quarter to quarter. The predominant factors affecting claims experience are incidence (number of claims) and severity (length of time a disability claim is paid and the size of the claim). These factors can fluctuate widely within and between our insurance products.

Economic Conditions. The rate of wage and employment growth can influence premium growth in our group insurance business because premium rates are based, in part, on total salaries covered. In addition, our financial results are sensitive to changing interest rates and their effect on product pricing because premiums collected today must be invested to provide a return sufficient to meet the future claims of policyholders. For that reason, we closely monitor changes in interest rates and make changes to our pricing, as appropriate. Interest rates also affect the discount rates we use to establish reserves.

Pricing. One of the key components of our pricing decisions for many of our insurance products is the investment return available to us. In periods of decreasing interest rates, the returns available to us from our primary investments, fixed maturity securities and commercial mortgage loans, decline. This may require us to increase the price of some of our products in order to maintain our targeted returns. If our competitors do not make similar adjustments to their product pricing or if they have a higher return on investments, our products may be more expensive than those offered by competitors. Alternatively, in periods when interest rates are increasing, we may be able to reduce premium rates, and therefore reduce pricing pressure to customers. Given the negative financial consequences of under-pricing, we believe that our practice of maintaining a disciplined approach to product pricing provides the best long-term pricing stability, stable renewal pricing for our customers, higher levels of persistency, and therefore, the best long-term financial success for our company.

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

Diversification of Products

We achieve earnings diversification by offering multiple insurance products such as group life, group long term disability, and individual disability products. These products have differing price, market and risk characteristics. Our strategy is to diversify further our earnings through growth in our asset management businesses. Our long-term financial goal is to grow assets under administration by more than 20% per year, including acquisitions. For 2007, our goal is to grow assets under administration in the range of 10% to 15%, which follows 2006 growth of more than 190% primarily as a result of the acquisition of Invesmart in 2006.

Diversification by Customer Industry, Geography and Size

We seek to diversify risk by customer industry, geography and size measured by the number of insured employees. In force premium distribution by industry, geography and

8	StanCorp Financial Group, Inc.

customer size for group long term disability and group life products was as follows as of December 31, 2006:

Customer Industry
Public	27%
Education	16
Services	13
Professional	10
Manufacturing	10
Finance	8
Retail	3
Other	13
Total	100%

Customer Geography
Northeast	14%
Southeast	19
Central	31
West	36
Total	100%

Customer Size (Employees)
1-99	13%
100-2,499	36
2,500-7,499	20
7,500+	31
Total	100%

Reinsurance

In order to limit our losses from large exposures, we enter into reinsurance agreements with other insurance companies. During 2004, we reviewed our retention limits and, based on our then current size and recent experience, increased our maximum retention limits for our group and individual disability and group life and AD&D contracts. Effective October 1, 2004, we increased our maximum retention limits per individual for group life and AD&D combined from $500,000 to $750,000. Our maximum retention for group disability insurance increased generally from $10,000 to $15,000 monthly benefit per individual. Our maximum retention increased generally from $3,500 to $5,000 monthly benefit per individual for individual disability policies with effective dates on or after October 1, 2004. On certain Minnesota Life Insurance Company business, we have a maximum retention of $6,000 monthly benefit per individual.

Standard participates in a reinsurance and third party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2006, was $216.8 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3% of the Company’s total premiums for each of the three years 2006, 2005 and 2004. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

During 2002, Standard formed a strategic marketing alliance with Ameritas that offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement that provides for 20% of the net dental premiums written by Standard and the risk associated with this premium, to be ceded to Ameritas.

In addition to product-specific reinsurance arrangements, we maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D. This agreement excludes nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and our participation in a catastrophe reinsurance pool discussed below, we have coverage of up to $320 million per event.

Subsequent to the terrorist events of September 11, 2001, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over approximately 31 participating members. The annual fee paid by the Company in 2006 to participate in the pool was less than $30 thousand. As a member of the pool, we are exposed to maximum potential losses experienced by other participating members of up to $81 million for a single event for losses submitted by a single company, and a maximum of $201 million for a single event for losses submitted by multiple companies. If we had been a member of the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million, compared to pre-tax charges of $5 million actually incurred. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war, or nuclear, biological and chemical acts of terrorism.

StanCorp Financial Group, Inc.	9

Part I

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

Asset/Liability and Interest Rate Risk Management

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset/Liability and Interest Rate Risk Management.”

INVESTMENTS

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for the Company’s policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically, subject to minimum interest rate guarantees. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long-term reserves makes it possible to allocate a significant portion of invested assets to long-term fixed-rate investments, including commercial mortgage loans. The ability to allocate a significant portion of investments to commercial mortgage loans, combined with StanCorp Mortgage Investors’ unique expertise with respect to its market niche for fixed-rate commercial mortgage loans, allows us to enhance the yield on the overall investment portfolio beyond that available through fixed maturity securities with an equivalent risk profile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and

Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

REGULATION

State and Federal Laws and Regulations

Standard sells its products and is regulated in all states except New York, and sells its products and is regulated in the District of Columbia. The Standard Life Insurance Company of New York sells its products and is regulated in New York. The insurance industry in the United States is subject to extensive regulation. Such regulation relates to, among other things, terms and provisions of insurance policies, market conduct practices, maintenance of capital and payment of distributions, and financial reporting on a statutory basis of accounting.

We market registered group variable annuity products, which are part of a registered investment company under the Investment Company Act of 1940. These products are subject to that act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser.

As registered investment advisers, StanCorp Investment Advisers and Invesmart Advisers are subject to regulation under the Investment Advisers Act of 1940. This Act requires, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. Effective January 1, 2007, Invesmart Advisers was combined with StanCorp Investment Advisers.

The Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC and the New York Stock Exchange thereunder have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit committee, corporate governance committee and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services, disclosure of executive compensation and internal control procedures.

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

10	StanCorp Financial Group, Inc.

and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer.

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at or above 275% of the company action level of RBC required by regulators (this equates to 550% of the authorized control level RBC required by our states of domicile).

EMPLOYEES

At December 31, 2006, StanCorp and its subsidiaries had 3,280 full-time equivalent employees, 67% of which are located in Portland, Oregon.

Item 1A.	Risk Factors

Risk factors that may affect our business are as follows:

•

Adequacy of reserves established for future policy benefits—For all of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions which can be materially affected by changes in the national or regional economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. If actual events vary materially from our assumptions used when establishing the reserves to meet our obligations for future policy benefits and claims, we may be required to increase our reserves, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

Life and disability claims can fluctuate from time to time—Our long term disability products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during these periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including, in some cases, up to normal retirement age or longer. Longer duration claims expose us to the possibility that we may pay benefits in excess of the amount that we anticipated when the policy was underwritten. The profitability of our long term disability products is thus subject to volatility resulting from the difference between our actual claims experience and our assumptions at the time of underwriting and from changes in economic conditions.

•	We are exposed to concentration risk on our group life insurance business—Due to the nature of group life insurance coverage, we are subject to concentration risk from the occurrence of a catastrophe.
•

Catastrophic losses from a disease pandemic could have an adverse effect on us—Our life insurance operations are exposed to the risk of loss from an occurrence of catastrophic mortality caused by a disease pandemic, such as could arise from the avian flu, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

We may be exposed to disintermediation risk during periods of increasing interest rates—In periods of increasing interest rates, withdrawals of annuity contracts may increase as policyholders seek to invest in investments with higher perceived returns. This process, referred to as disintermediation, may lead to cash outflows. These outflows may require investment assets to be sold at a time when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses. A significant portion of our investment portfolio consists of commercial mortgage loans, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation during a period of rising interest rates.

•

Our profitability may be adversely affected by declining interest rates—During periods of declining interest rates, annuity products may be relatively more attractive investments, resulting in increases in the percentage of policies remaining in force from year to year during a period when our new investments carry lower returns.

StanCorp Financial Group, Inc.	11

Part I

During these periods, lower returns on our investments could prove inadequate for us to meet contractually guaranteed minimum payments to holders of our annuity products. In addition, the profitability of our life and disability insurance products can be affected by declining interest rates. A factor in pricing our insurance products is prevailing interest rates. Longer duration claims and premium rate guarantee periods can expose us to interest rate risk when portfolio yields are less than those assumed when pricing these products. Mortgages and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments.

•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities, commercial mortgage loans and real estate. The market values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio, and delinquency and default risk on our commercial mortgage loans. Our commercial mortgage loans are relatively illiquid. We may have difficulty selling commercial mortgage loans at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice.

•

Our business is subject to significant competition—Each of our business segments faces competition from other insurers and financial services companies, such as banks, broker-dealers, mutual funds, and managed care providers for employer groups, individual consumers and distributors. Since many of our competitors have greater financial resources, offer a broader array of products and, with respect to other insurers, may have higher claims paying ability ratings than we do, the possibility exists that any one of our business segments could be adversely affected, which in turn could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

A significant downgrade in our financial strength ratings may negatively affect our business—Financial strength ratings, which rate our claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including our company. A significant ratings downgrade could increase our surrender levels and could adversely affect our ability to market our products and thereby have a material adverse effect on our business, financial position, results of operations or cash flows.

•

Our profitability may be affected by changes in state and federal regulation—Our business is subject to comprehensive state regulation and supervision throughout the United States. While we cannot predict the impact of potential or future state or federal legislation or regulation on our business, future laws and regulations, or the interpretation thereof, could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

The concentration of our investments in California may subject us to losses resulting from an economic downturn in this state—Our commercial mortgage loans are concentrated in the western region of the U.S., particularly in California. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

12	StanCorp Financial Group, Inc.

environmental laws and regulations or any remediation of affected properties would not have a material adverse effect on our results of operations or financial condition. However, we cannot provide assurance that material compliance costs will not be incurred by us.

•

Holding company dividends to shareholders may be affected by limitation on dividends imposed on Standard Insurance Company (“Standard”) by state insurance regulation—StanCorp’s ongoing ability to pay dividends to our shareholders and meet our obligations, including holding company operating expenses and interest payments on the Senior Note, primarily depends upon the receipt of dividends from Standard. Standard’s ability to pay dividends to StanCorp is regulated under Oregon law. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends from Subsidiaries.”

•

Our business may be affected by employment and wage growth—Two factors in the growth of StanCorp’s group businesses are the employment levels, and salary and wage growth of its employer groups. A reduction in either of these factors may affect premium levels for our group businesses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal properties owned by Standard Insurance Company (“Standard”) and used by the Company consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 460,000 square feet; and the Standard Plaza, with approximately 220,000 square feet. Both of our business segments use the facilities described above. The Company also owns 72,000 square feet of office space in Hillsboro, Oregon, which is used by StanCorp Mortgage Investors, LLC and our group insurance claims operations. A second building with 72,000 square feet is under construction in Hillsboro and is expected to be completed in the first quarter of 2007. In addition, Standard leases 160,000 square feet of office space located in downtown Portland, Oregon, and 60,000 square feet of offsite storage. The Company leases 67 offices under commitments of varying terms to support its sales and regional processing offices throughout the United States, and added 21 leased offices related to the acquisition of Invesmart in July 2006. Management believes that the capacity and types of facilities are suitable and adequate. Management may evaluate additional square footage in 2007 to accommodate its increasing workforce. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

Item 3.	Legal Proceedings

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2006. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of StanCorp’s shareholders during the fourth quarter of 2006.

Item 4A.	Executive Officers of the Registrant

The information with respect to executive officers is set forth pursuant to General Instruction G of Form 10-K.

The following table sets forth the executive officers of StanCorp:

Name	Age (as of February 28, 2007)	Position
Robert M. Erickson	38	Assistant Vice President and Controller of StanCorp and Standard Insurance Company
Kim W. Ledbetter*	54	Senior Vice President, Asset Management Group of Standard Insurance Company
Cindy J. McPike	44	Senior Vice President and Chief Financial Officer of StanCorp and Standard Insurance Company
J. Gregory Ness*	49	Senior Vice President, Insurance Services Group of Standard Insurance Company
Eric E. Parsons	58	Chairman, President and Chief Executive Officer of StanCorp and Standard Insurance Company
Michael T. Winslow	52	Senior Vice President and General Counsel of StanCorp and Standard Insurance Company

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

StanCorp Financial Group, Inc.	13

Part I

Set forth below is biographical information for the executive officers of StanCorp:

Robert M. Erickson, CMA, has been assistant vice president and controller of StanCorp and Standard Insurance Company (“Standard”) since July 2005. Since 2000, Mr. Erickson has held several leadership roles in the Corporate Financial Services division of Standard, most recently as corporate divisional controller of Standard.

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

J. Gregory Ness, LLIF, has been senior vice president, Insurance Services group of Standard since the Company’s segment realignment in January 2006. Since April 2004, Mr. Ness was senior vice president, group insurance division of Standard. Since 1999, Mr. Ness was senior vice president, investments of Standard.

Eric E. Parsons has been chairman, president and chief executive officer of StanCorp and Standard since May 2004. Prior to this, Mr. Parsons was president since May 2002 and chief executive officer since January 2003. Mr. Parsons was senior vice president and chief financial officer of StanCorp from its incorporation until 2002 and was chief financial officer of Standard from 1998 through 2002.

Michael T. Winslow, JD, has been senior vice president and general counsel of StanCorp and Standard since July 2004. Since 2001, Mr. Winslow was vice president, general counsel and corporate secretary of StanCorp and Standard. Prior to joining StanCorp, Mr. Winslow served as assistant general counsel and chief compliance officer for PacifiCorp.

14	StanCorp Financial Group, Inc.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All share information below has been adjusted to reflect the December 9, 2005 two-for-one stock split, affected as a share dividend, of the Company’s common stock. StanCorp’s common stock is listed on the New York Stock Exchange under the symbol “SFG.” As of February 23, 2007, there were 42,598 shareholders of record of common stock.

The following tables set forth the high and low sales prices as reported by the New York Stock Exchange and cash dividends paid per share of common stock by calendar quarter:

	2006
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$46.27	$51.68	$55.75	$54.55
Low	44.29	42.07	46.22	47.64
Dividends paid	0.65	—	—	—

	2005
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$53.30	$44.54	$42.78	$44.78
Low	40.43	38.38	35.98	39.08
Dividends paid	0.625	—	—	—

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

The following graph provides a comparison of the cumulative total shareholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P Life and Health Insurance Index and the S&P Insurance Group Index. The comparison assumes $100 was invested on December 31, 2001 in the Company’s common stock and in each of the foregoing indexes, and assumes the reinvestment of dividends. The graph covers the period of time beginning December 31, 2001 through December 31, 2006.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 14, 2005, the board of directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock. The repurchase program will be effected in the open market or in negotiated transactions through December 31, 2007, and replaced the Company’s previous share repurchase program.

During 2006, the Company repurchased approximately 1.5 million shares of common stock at a total cost of $70.1 million for a volume weighted-average price of $46.16 per common share. At December 31, 2006, there were 1,448,800 shares remaining under the Company’s current share repurchase program. Also during 2006, the Company acquired 3,076 shares of common stock from an executive officer to cover tax liabilities of this officer resulting from the release of performance-based shares and retention-based shares at a total cost of $0.2 million for a volume weighted- average price of $52.38 per common share. Repurchases are made at market price on the date of repurchase.

StanCorp Financial Group, Inc.	15

Part II

(c) The following table sets forth share purchases made, for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
October 1-31, 2006	55,300	$44.66	55,300	1,448,800
November 1-30, 2006	—	—	—	1,448,800
December 1-31, 2006	—	—	—	1,448,800

Total fourth quarter	55,300	44.66	55,300

Item 6.	Selected Financial Data

The following financial data at or for the years ended December 31, should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

(In millions—except share data)	2006	2005	2004	2003	2002
Income Statement Data:
Revenues:
Premiums	$1,935.0	$1,826.5	$1,654.0	$1,589.0	$1,366.8
Administrative fees	77.1	43.3	33.7	28.4	23.9
Net investment income	478.9	465.2	445.3	435.3	379.2
Net capital gains (losses)	1.9	2.2	11.5	9.3	(19.7)
Total revenues	2,492.9	2,337.2	2,144.5	2,062.0	1,750.2
Benefits and expenses:
Benefits to policyholders(1)	1,610.8	1,476.3	1,367.7	1,372.8	1,190.0
Operating expenses(2)	554.5	517.3	467.1	431.9	383.2
Interest expense	17.9	18.0	17.7	17.5	5.0
Total benefits and expenses	2,183.2	2,011.6	1,852.5	1,822.2	1,578.2
Income before income taxes	309.7	325.6	292.0	239.8	172.0
Income taxes	105.9	114.5	92.6	83.5	61.0
Net income	$203.8	$211.1	$199.4	$156.3	$111.0
Benefit Ratio (% of total premiums):
Group Insurance	78.3%	75.8%	77.4%	81.3%	80.5%
Individual Disability	79.4	79.2	83.2	82.7	91.1
Per Common Share:
Basic net income	$3.77	$3.81	$3.49	$2.70	$1.89
Diluted net income	3.73	3.76	3.45	2.66	1.86
Market value at year end	45.05	49.95	41.25	31.44	24.43
Dividends declared and paid	0.65	0.625	0.50	0.35	0.20
Basic weighted-average shares outstanding	54,079,033	55,465,215	57,192,206	57,979,100	58,871,840
Diluted weighted-average shares outstanding	54,688,114	56,076,666	57,838,188	58,669,118	59,544,804
Ending shares outstanding	53,592,178	54,712,936	56,889,678	58,601,446	58,370,552
Balance Sheet Data:
General account assets	$9,806.1	$9,443.1	$8,873.4	$8,296.0	$7,727.9
Separate account assets	3,832.5	3,007.6	2,338.6	1,685.7	1,018.6
Total assets	$13,638.6	$12,450.7	$11,212.0	$9,981.7	$8,746.5
Long-term debt	261.1	260.1	258.1	272.0	259.0
Total liabilities	12,174.1	11,036.9	9,810.9	8,672.2	7,593.9
Total equity	1,464.5	1,413.8	1,401.1	1,309.5	1,152.6
Statutory Data:
Net gain from operations before federal income taxes(3)	$271.1	$314.0	$275.8	$214.2	$111.9
Net gain from operations after federal income taxes and before realized capital gains (losses)(3)	172.8	207.5	191.5	138.9	33.1
Capital and surplus	967.5	968.7	942.5	876.1	817.6
Asset valuation reserve	96.6	88.2	73.8	54.3	35.8

(1)	Includes benefits to policyholders and interest credited.
(2)	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs, value of business acquired and intangibles.
(3)

2002 statutory results reflect the $200 million capital contribution from StanCorp in connection with the Teachers Insurance and Annuity Association of America reinsurance assumption and the related initial commission and expense allowance of $75 million paid and expensed in 2002.

16	StanCorp Financial Group, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE SUMMARY

Financial Results Overview

Net income per diluted share was $3.73, $3.76 and $3.45 for the years 2006, 2005 and 2004, respectively. Net income for these same periods was $203.8 million, $211.1 million and $199.4 million, respectively. Net income for 2006 was affected by premium growth, offset by comparatively higher claims expense. Premium growth in the Insurance Services segment was 6.1% for 2006 compared to 2005, and 10.1% for 2005 when compared to 2004. For the Insurance Services segment, claims experience for the group insurance products, as indicated by the benefit ratio (benefits to policyholders and interest credited measured as a percentage of premiums), was 78.3% for 2006, compared to a favorable benefit ratio of 75.8% for 2005 and a benefit ratio of 77.4% for 2004.

Outlook for 2007

Significant factors that are likely to influence our 2007 financial results when compared to 2006 include:

•	Estimated premium growth in the range of 7% to 9%, a rate we expect will maintain our historical pattern of growth of at least 1% to 2% greater than what we estimate will be the industry growth rate,
•	Estimated annual growth in assets under administration of 10% to 15%, which follows 2006 growth of more than 190% primarily as a result of the acquisition of Invesmart in 2006,
•	An estimated annual group insurance benefit ratio in the range of 77.5% to 79.5%. Claims experience can fluctuate widely, particularly from quarter to quarter, and
•

An estimated reduction to 2007 pre-tax earnings of $3 million to $5 million related to the adoption of American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.

CONSOLIDATED RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of premiums, administrative fees and net investment income. Total revenues increased 6.7% to $2.49 billion for 2006 compared to 2005, and increased 9.0% to $2.34 billion for 2005 compared to 2004.

Premiums and Administrative Fees

The following table sets forth premium and administrative fee growth as a percentage by segment for the years ended December 31:

	2006	2005	2004
Premiums and administrative fees:
Insurance Services	6.1%	10.2%	4.2%
Asset Management	69.4	40.8	14.3
Consolidated total	7.6	10.8	4.3

The three primary factors that influence premium growth for our Insurance Services segment are sales, employment and wage growth (“organic growth”), and customer retention. Sales for our group insurance businesses, reported as annualized new premiums, were $317.8 million for 2006, compared to $324.9 million for 2005. Persistency, measured as a percentage of premiums, was 88.1% and 88.2% for 2006 and 2005, respectively. Despite a very price competitive sales environment, slower industry growth, and termination of a

StanCorp Financial Group, Inc.	17

Part II

few large contracts early in 2006 we continued to have premium growth that exceeded the industry average based on available market data through mid-year 2006.

Strong sales in 2005, growth in our in force block of business from organic growth, and comparatively favorable persistency in our group insurance businesses resulted in stronger premium growth for 2005 compared to 2004. Sales for the group insurance businesses, reported as annualized new premiums, were nearly equal to the record sales of $330.3 million for 2004. Persistency, measured as a percentage of premiums, increased to 88.2% for 2005, compared to 85.6% for 2004.

Administrative fees for our Asset Management segment were $78.3 million, $40.6 million and $32.0 million for 2006, 2005 and 2004, respectively. Administrative fee growth was driven by growth in assets under administration. Assets under administration grew 191% for 2006 when compared to 2005, and 24.9% for 2005 when compared to 2004. The growth for 2006 resulted from adding $11 billion in assets under administration through the acquisition of Invesmart and $1 billion through sales to new customers, continued deposit growth, customer retention, equity market gains, and mortgages participated to other investors. The growth in assets under administration for 2005 was driven through sales to new customers, deposit growth, customer retention, equity market gains and mortgage participations to other investors. In addition to growth in administrative fees, the Asset Management segment had premium growth of 153% in 2005 compared to 2004 related to the sale of life contingent annuities. See “Business Segments.”

Net Investment Income

Net investment income increased 2.9% to $478.9 million for 2006 compared to 2005, and increased 4.5% to $465.2 million for 2005 compared to 2004. Net investment income is primarily affected by changes in levels of invested assets, interest rates and commercial mortgage loan prepayment fees. The increases in net investment income for 2006 compared to 2005, and 2005 compared to 2004 were due to an increase in average invested assets, offset by a combination of lower yields on our fixed maturity securities and commercial mortgage loan portfolios, and a decrease in commercial mortgage loan prepayment fees. Average invested assets increased 4.9% for 2006 compared to 2005, and 7.0% for 2005 compared to 2004. The portfolio yield for fixed maturity securities decreased to 5.57% at the end of 2006, from 5.61% at the end of 2005 and 5.81% at the end of 2004. Similarly, the portfolio yield for commercial mortgage loans decreased to 6.40% at the end of 2006, from 6.46% at the end of 2005 and 6.71% at the end of 2004.

Commercial mortgage loan prepayment fees were $9.8 million, $13.4 million and $14.9 million for 2006, 2005 and 2004, respectively. The level of commercial mortgage loan prepayment fees will vary depending primarily on the overall interest rate environment. As interest rates rise, we expect prepayment fees to continue to be lower than prior levels. Over 79% of our commercial mortgage loans have a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments will be protected in the event of prepayment. Since 2001, all new commercial mortgage loans originated by the Company contain this prepayment provision. The remainder of our commercial mortgage loans contains fixed prepayment fees that mitigate prepayments, but may not fully protect the Company’s expected cash flow in the event of prepayment.

Net Capital Gains (Losses)

Net capital gains and losses are reported in “Other.” Net capital gains were $1.9 million, $2.2 million and $11.5 million for 2006, 2005 and 2004, respectively. Net capital gains and losses occur as a result of sale or impairment of the Company’s assets, neither of which is likely to occur in regular patterns. While the timing of an impairment is not controllable, management does have discretion over the timing of sales of invested assets.

Benefits and Expenses

Benefits to Policyholders (including interest credited)

The growth in benefits to policyholders, including interest credited, is driven by different factors for each of our product segments. For the Insurance Services segment, three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience, and the assumptions used to establish related reserves. The predominant factors affecting claims experience are incidence (number of claims) and severity (length of time a disability claim is paid and the size of the claim). The assumptions used to establish the related reserves reflect expected incidence and severity, as well as new investment interest rates and overall portfolio yield, both of which affect the discount rate used to establish reserves. See “Critical Accounting Policies and Estimates—Reserves.”

For our Asset Management segment, the primary factors that drive benefits to policyholders are related to interest credited to customers. The primary factors that affect interest credited are growth in general account assets under management and individual fixed-rate annuity deposits, new investment interest rates and overall portfolio yield (which influence our interest crediting rate for our customers), and customer retention.

18	StanCorp Financial Group, Inc.

The following table sets forth benefits to policyholders, including interest credited, by segment for the years ended December 31:

(Dollars in millions)	2006	Percent change	2005	Percent change	2004	Percent change
Benefits to policyholders:
Insurance Services	$1,510.4	9.4%	$1,381.0	7.6%	$1,282.9	(0.5)%
Asset Management	100.4	5.4	95.3	12.4	84.8	1.3

Total benefits to policyholders	$1,610.8	9.1	$1,476.3	7.9	$1,367.7	(0.4)

The increase in benefits to policyholders, including interest credited, for the Insurance Services segment for 2006 compared to 2005 primarily resulted from business growth, as evidenced by premium growth, and comparatively less favorable claims experience in our group insurance product lines. By contrast, group insurance products had favorable claims experience overall for most of 2005. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

The increase in benefits to policyholders, including interest credited, for 2005 compared to 2004 primarily resulted from business growth, as evidenced by premium growth, which was partially offset by comparatively favorable claims experience in our Insurance Services segment. As a result of our on-going assessment of recovery patterns for claims experience for group long term disability insurance, we released reserves, which decreased benefits to policyholders, totaling $9 million and $12 million for 2005 and 2004, respectively. There were no similar reserve releases for 2006. In addition, benefits to policyholders for 2004 included a $9 million premium deficiency reserve established during the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large group insurance customer. There was no similar reserve established for 2006 or 2005.

The increase in policyholder benefits, including interest credited, for the Asset Management segment for all comparative periods resulted from an increase in assets under administration due to favorable customer retention, growth in general account assets in our retirement plans business and growth in individual fixed annuity deposits, offset by reduced interest crediting rates due to lower new investment interest rates and overall portfolio yield. Growth in general account assets for our retirement plans business and individual fixed-rate annuity deposits was 10.2% for 2006 when compared to 2005, and 11.5% for 2005 when compared to 2004. In addition, a significant increase in the sales of life contingent annuities for our individual fixed annuities business in 2005 increased benefits to policyholders for that period. See “Business Segments.”

Operating Expenses

Operating expenses increased 8.7% to $370.3 million for 2006 compared to 2005, and 14.1% to $340.6 million for 2005 compared to 2004. The increase in operating expenses for 2006 primarily was due to expenses related to the operations of Invesmart. Excluding expenses from the Invesmart operations, operating expense growth for 2006 was 2.7%. Operating expense growth is typically influenced by business growth as evidenced by premium and administrative fee growth. Premium and administrative fee growth for 2006 was 7.6% when compared to 2005.

The majority of the operating expense growth increases for 2005 compared to 2004 occurred in our Insurance Services segment and related to our effort to leverage technology in our expense structure and support our continued focus on our customer service and product delivery platforms. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program, and factors such as persistency (customer retention), sales, growth in assets under administration, and profitability of the business in each of our segments. Commissions and bonuses increased 9.0% to $183.6 million for 2006 compared to 2005, and 9.1% to $168.5 million for 2005 compared to 2004. The increases for the comparative periods were due to premium growth, persistency and growth in assets under administration in each of our segments. In addition, commissions and bonuses increased due to the Invesmart operations. Excluding Invesmart, growth in commissions and bonuses was 8.2% for 2006 when compared to 2005.

StanCorp Financial Group, Inc.	19

Part II

Net Increase in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. VOBA is then amortized to achieve matching against future premiums or gross profits as appropriate. The Company’s other intangibles, are also subject to amortization which consist of customer lists and a marketing agreement. Customer lists were acquired with the purchase of Invesmart and the acquisition by StanCorp Investment Advisers, Inc. of three small investment advisory firms. The customer lists are amortized over 10 years. The marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is amortized up to 25 years. See “Critical Accounting Policies and Estimates—DAC, VOBA, Other Intangible Assets and Goodwill.” The net increase in DAC, VOBA and other intangibles for 2006 was $10.2 million greater than the net increase for 2005, and $8.6 million greater for 2005 compared to the net increase for 2004. The net increases for 2006 and 2005 were primarily due to increases in commissions and bonuses and operating expenses subject to deferral resulting from premium growth. Regarding the effect of the adoption of SOP 05-1, see Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Accounting Pronouncements.”

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective tax rates were 34.2%, 35.2% and 31.7% for 2006, 2005 and 2004, respectively. Income taxes for 2006 included a reduction for the release of a valuation allowance of $0.9 million. Income taxes for 2004 included a reduction of approximately $7 million from the resolution of prior years’ tax examinations and certain state income tax matters. We do not expect similar reductions in income taxes to recur.

BUSINESS SEGMENTS

Effective January 1, 2006, we realigned our businesses into two operating segments. Our individual disability business,

which had been included in the Individual Insurance segment, was added to our Employee Benefits segment to combine our traditional insurance lines of business into the Insurance Services segment. The Insurance Services segment markets group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. We also combined our asset management and accumulation businesses, which had been reported in the Individual Insurance and Retirement Plans segments and Other, into the Asset Management segment. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management services, commercial mortgage loan origination and servicing, and individual fixed annuities. Beginning in the third quarter of 2006, this segment included Invesmart, a national retirement financial services company. Resources are allocated and performance is evaluated at the segment level. Prior period amounts have been reclassified to reflect our current segment alignment.

Measured as a percentage of total revenues, revenues for each of our segments for 2006 were 90.2% for Insurance Services and 9.5% for Asset Management.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation are reflected in “Other.” Prior period amounts have been reclassified to reflect our current segment alignment.

Insurance Services Segment

As the Insurance Services segment is our largest segment, it substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $282.4 million, $300.1 million and $264.6 million for 2006, 2005 and 2004, respectively. Income before income taxes for 2006 for this segment was affected by premium growth, comparatively less favorable claims experience in our group insurance products and operating expense growth below premium growth. The increase in income before income taxes for 2005 compared to 2004 resulted from increased premium growth and comparatively favorable claims experience. Premium growth in the Insurance Services segment was 6.1% for 2006 compared to 2005, and 10.1% for 2005 compared to 2004.

20	StanCorp Financial Group, Inc.

Following are key indicators that management uses to manage and assess the performance of the Insurance Services segment:

(Dollars in millions)	2006	2005	2004
Premiums:
Group insurance life and AD&D	$735.0	$681.0	$611.1
Group insurance long term disability	809.9	780.7	714.5
Group insurance short term disability	211.1	191.7	177.8
Group insurance benefits dental	72.9	73.8	64.8
Experience rated refunds	(22.6)	(20.2)	(11.7)
Individual disability	121.1	109.4	93.5
Total premiums	$1,927.4	$1,816.4	$1,650.0
Group Insurance sales (annualized new premiums) reported at contract effective date	$317.8	$324.9	$330.3
Individual disability sales	21.5	21.5	18.9
Group insurance benefit ratio (% of revenues)	68.0%	65.7%	66.3%
Group insurance benefit ratio (% of premiums)	78.3	75.8	77.4
Individual disability benefit ratio (% of revenues)	56.9	54.8	54.4
Individual disability benefit ratio (% of premiums)	79.4	79.2	83.2
Insurance Services segment operating expense ratio (% of premiums)	15.1	15.6	15.4

Revenues

Revenues for the Insurance Services segment increased 5.7% to $2.25 billion for 2006 compared to 2005. The growth in revenues for 2006 was primarily due to increased premiums and net investment income, though at lower rates of growth than 2005. Revenues for the Insurance Services segment increased 8.6% to $2.13 billion for 2005 compared to 2004, primarily due to a 10.1% growth in premiums for the comparative periods.

Premiums

Premiums for the Insurance Services segment increased 6.1% for 2006 compared to 2005, and 10.1% for 2005 compared to 2004. The slower rate of premium growth for 2006 compared to 2005 for the Insurance Services segment corresponded to a slower rate of premium growth for the group insurance industry. Premium growth in our Insurance Services segment has been consistently above the industry premium growth rate.

The primary factors that contribute to premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines due to employment and wage rate growth from existing group policyholders.

Sales. Sales of our group insurance products decreased 2.2% for 2006 compared to 2005, and decreased 1.6% for 2005 compared to 2004. The decline in sales for 2006 compared to 2005 was due to a highly competitive sales environment and slower industry growth in general.

Persistency. Persistency for our group insurance products has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. Premium growth for 2006 was affected by terminations of a few large group contracts in the first quarter of 2006, but persistency remained strong at 88.1% for 2006, compared to 88.2% for 2005 and 85.6% for 2004. Persistency in our individual disability products remains favorable. A significant portion of our in force individual disability policies are non-cancelable.

Organic Growth. We continue to experience steady organic growth in our group insurance in force business due to employment and wage rate growth.

Net Investment Income

Net investment income for the Insurance Services segment increased 3.3% to $313.4 million for 2006 compared to 2005, and increased 0.3% to $303.3 million for 2005 compared to 2004. The growth in net investment income for both comparative periods was primarily due to growth in average invested assets due to premium growth, partially offset by a reduction in invested asset yields and commercial mortgage loan prepayments. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence (number of claims) and claims severity (length of time a disability claim is paid and the size of the claim). The assumptions used to establish the related reserves reflect claims incidence and claims severity, as well as new investment interest rates and overall portfolio yield, as both affect the discount rate used to establish reserves.

Benefits to policyholders, including interest credited, for the Insurance Services segment increased 9.4% to $1.51 billion for 2006 compared to 2005, and 7.6% to $1.38 billion for 2005 compared to 2004. The increase in benefits to policyholders resulted in part from business growth as evidenced by premium growth. Premiums for the Insurance Services segment increased 6.1% for 2006 compared to 2005, and 10.1% for 2005 compared to 2004.

Because premium growth is one of the primary factors that drive benefits to policyholders, the benefit ratio (benefits to policyholders and interest credited measured as a percentage

StanCorp Financial Group, Inc.	21

Part II

of premiums) is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for 2006 was 78.3%, compared to 75.8% for 2005. The increase in the benefit ratio for 2006 compared to 2005 was due to greater incidence and severity of group life claims in 2006 compared to 2005 and comparatively higher claims severity for early duration group long term disability insurance for 2006 compared to 2005. The benefit ratio for the group insurance product lines for 2004 was 77.4%.

In addition, we experienced favorable and sustained claims recovery patterns for our group long term disability insurance in 2005 and 2004, and as a result of our assessment of those recovery patterns, we released $9 million and $12 million in reserves in 2005 and 2004, respectively. There were no similar reserve releases for 2006. In addition, benefits to policyholders for 2004 included a $9 million premium deficiency reserve established during the first quarter of 2004 as a result of a pricing miscalculation on long term disability contracts with one large group insurance customer. Given the inherent periodic fluctuations in claims experience for the insurance businesses, the benefit ratios can fluctuate widely, particularly from quarter to quarter.

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

The benefit ratio for our individual disability business was 79.4% for 2006 compared to 79.2% for 2005. Our claims experience for this product line for 2006 was favorable compared to 2005 partly as a result of continued growth in the business outside of the block of disability business assumed in 2000 from Minnesota Life. The favorable experience was offset by a $6 million increase in reserves to address a relatively new industry table for individual disability experience. Our block of business is relatively small and as a result, we view the new industry table as more credible for establishing reserve levels compared solely to our own experience. We will continue to monitor our developing experience in light of the availability of the new industry table and if necessary will adjust reserves accordingly. The benefit ratio for our individual disability business was 83.2% for 2004.

For 2006, we increased our discount rate for newly established disability claim reserves by 75 basis points to

5.50% from 4.75% at December 31, 2005. Given that we discount new reserves established in each quarter using our average new money investment rate less a margin, changes in our average new money investment rate may result in a change in the discount rate used to establish new reserves, and therefore may increase or decrease the expense of benefits to policyholders. Based on our current size, a 25 basis point increase in the discount rate would result in a short-term decrease of approximately $2 million per quarter of benefits to policyholders, and a corresponding increase to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

Our new money rate at December 31, 2006 was 5.87%. Should reinvestment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause benefits to policyholders expense to increase. Our investments are generally not callable or they have prepayment penalties. The margin at December 31, 2006 in our overall block of business for group insurance between invested asset yield and weighted-average reserve discount rate was 38 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment increased 2.7% to $291.8 million for 2006 compared to 2005, and 12.2% to $284.2 million for 2005 compared to 2004. Operating expenses as a percentage of premiums were 15.1%, 15.6% and 15.4% for 2006, 2005 and 2004, respectively. The decrease in the expense ratio for 2006 was primarily due to careful expense management, and decreased technology related spending in 2006 when compared to 2005. The increase in the expense ratio for 2005 resulted from our effort to leverage technology in our expense structure and support our continued focus on our customer service and product delivery platforms.

Asset Management Segment

The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management services, commercial mortgage loan origination and servicing, and individual fixed annuities. Beginning in the third quarter of 2006, this segment includes the operations of Invesmart. The business acquired services over 3,800 retirement plans with assets under administration of $11.05 billion at December 31, 2006. Invesmart provides

22	StanCorp Financial Group, Inc.

retirement plan services, and investment advisory and management services.

Income before income taxes for the Asset Management segment increased 24.3% to $38.4 million for 2006 compared to 2005. The increase was primarily due to increased administrative fees earned from increased assets under administration. Income before income taxes for the Asset Management segment decreased 0.6% to $30.9 million for 2005 compared to 2004. The decrease between comparative periods was primarily due to lower net investment income from commitment fees due to lower commercial mortgage loan originations in 2005 compared to 2004.

Following are key indicators that management uses to manage and assess the performance of the Asset Management segment:

(Dollars in millions)	2006	2005	2004
Premiums:
Retirement plans	$1.3	$1.3	$2.6
Individual fixed annuities	6.3	8.8	1.4
Total premiums	$7.6	$10.1	$4.0
Administrative fees:
Retirement plans	$63.7	$31.6	$24.7
Other financial services business	14.6	9.0	7.3
Total administrative fees	$78.3	$40.6	$32.0
Net investment income:
Retirement plans	$74.0	$64.6	$58.7
Individual fixed annuities	68.5	66.3	63.6
Other financial services income	8.8	9.4	11.6
Total net investment income	$151.3	$140.3	$133.9
Sales (individual fixed annuity deposits)	$214.2	$119.9	$184.0

Interest credited (% of net investment income)
Retirement plans	54.5%	55.0%	55.5%
Individual fixed annuities	64.4	60.9	61.9

Assets under administration:
Retirement plans general account	$1,361.9	$1,214.1	$1,028.5
Retirement plans separate account	3,832.5	3,007.6	2,338.6
Retirement plans insurance products	5,194.4	4,221.7	3,367.1
Retirement plans trust products	11,045.6	—	—
Individual fixed annuities	1,234.9	1,143.3	1,085.3
Commercial mortgage loans under administration for other investors	1,407.0	1,141.9	747.9
Other	137.5	35.5	36.1
Total assets under administration	$19,019.4	$6,542.4	$5,236.4

Revenues

Revenues for the Asset Management segment increased 24.2% to $237.2 million for 2006 compared to 2005, and 12.4% to $191.0 million for 2005 compared to 2004. Revenues from the retirement plans business include plan administration fees, fees on separate account assets (equity investments) and other assets under administration and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life contingent annuities, which are primarily a single premium product. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment were $7.6 million, $10.1 million and $4.0 million for 2006, 2005 and 2004, respectively.

Administrative Fees

Administrative fees for the Asset Management segment were $78.3 million, $40.6 million and $32.0 million for 2006, 2005 and 2004, respectively. Invesmart contributed administrative fees of $24.7 million for 2006. Administrative fees are primarily earned from assets under administration.

Assets under administration for this segment, including retirement plans, individual fixed annuities and outside managed commercial mortgage loans, were $19.02 billion at December 31, 2006, which was a $12.48 billion increase compared to December 31, 2005. Growth in assets under administration resulted from almost $11 billion added through the addition of Invesmart, as well as continued deposit growth and customer retention in our other retirement plans business. Excluding the assets under administration added through the addition of Invesmart, average assets under administration increased 23.2% for 2006 compared to 2005. Average assets under administration increased 25.2% for 2005 compared to 2004, primarily due to growth in our retirement plans business. The increase in retirement plan assets under administration for 2005 compared to 2004 was primarily due to strong sales, continued deposit growth and excellent customer retention.

Net Investment Income

Net investment income for the Asset Management segment increased 7.8% to $151.3 million for 2006 compared to 2005. The increase for the comparative periods was primarily due to a 14.9% increase in average retirement plan general account assets under administration, partially offset by lower yields on fixed maturity securities and commercial mortgage loans, a $1.6 million decrease in commercial mortgage loan prepayments and a $1.6 million decrease in commercial mortgage loan commitment fees.

StanCorp Financial Group, Inc.	23

Part II

Net investment income for the Asset Management segment increased 4.8% to $140.3 million for 2005 compared to 2004. The increase for the comparative periods was primarily due to a 16.8% increase in average retirement plan general account assets under administration, partially offset by lower yields on fixed maturity securities and commercial mortgage loans, a $1.2 million decrease in commercial mortgage loan prepayments and a $1.2 million decrease in commercial mortgage loan commitment fees.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life contingent annuities, which vary significantly with life contingent annuity sales. Benefits to policyholders for the Asset Management segment decreased $3.4 million to $16.0 million for 2006 compared to 2005, and increased $6.6 million to $19.4 million for 2005 compared to 2004. Changes in the level of benefits to policyholders will approximate changes in premium levels because these annuities are primarily single premium life contingent annuity products with a significant portion of all premium payments established as a reserve.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment increased 11.2% to $84.4 million for 2006 compared to 2005, and increased 5.4% to $75.9 million for 2005 compared to 2004. The increases in interest credited were due to growth in average assets under administration for both retirement plans general account and individual fixed annuities of 14.9% and 6.7%, respectively, for 2006 compared to 2005, and 16.8% and 11.4%, respectively, for 2005 compared to 2004. The increase in average assets under administration was partially offset by decreases in the interest crediting rate to customers, which declined with the yield of associated invested assets.

OTHER

In addition to our two segments, we report our holding company and corporate activity in “Other.” This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation.

The Other category reported a loss before income taxes of $11.1 million for 2006, compared to a loss before income taxes of $5.4 million for 2005, and a loss before income taxes of $3.7 million for 2004. The increased loss before income taxes for 2006 compared to 2005 was primarily due to lower net investment income resulting from lower excess capital as a result of the purchase of Invesmart in 2006. Net investment income for 2006 was $14.2 million, compared to $21.6 million for 2005.

LIQUIDITY AND CAPITAL RESOURCES

Asset/Liability and Interest Rate Risk Management

Asset/Liability management is a part of the Company’s risk management structure. The Asset/Liability mismatch risks assumed by the Company vary with economic conditions. The primary source of economic risk originates from changes in interest rates. It is management’s objective generally to align the characteristics of assets and liabilities so that the Company’s financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in alternate investments so that the certainty of meeting the Company’s financial obligations is increased. See “—Investing Cash Flows.”

The Company manages interest rate risk, in part, through asset/liability analyses. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at December 31, 2006 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses.

The Company’s financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. The Company has analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2006 and 2005, given a hypothetical 10% increase in interest rates, and related qualitative information on how the Company manages interest rate risk. The interest rate sensitivity analysis was based upon the Company’s fixed maturity securities and commercial mortgage loans held at December 31, 2006 and 2005. Interest rate sensitivity of the Company’s financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year-end 10-year U.S. Government Treasury bond yield, or 0.47% and 0.44% for the 2006 and 2005 analyses, respectively. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using the Company’s payment models and provisions for the effects of possible future changes in

24	StanCorp Financial Group, Inc.

interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of the Company’s financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of the Company’s financial assets that resulted from the model was estimated to be $183 million and $169 million at December 31, 2006 and 2005, respectively.

As a percentage of our fixed maturity investments, callable bonds were 2.1% at December 31, 2006. Since 2001, all commercial mortgage loans originated by the Company contain a provision requiring the borrower to pay a prepayment fee to assure that the Company’s expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 79% of our commercial mortgage loan portfolio contains this prepayment provision. The remainder of our commercial mortgage loans contains fixed prepayment fees that mitigate prepayments, but may not fully protect the Company’s expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals and was $390.1 million, $407.1 million and $404.8 million for 2006, 2005 and 2004, respectively.

Investing Cash Flows

The Company maintains a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated.

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit investments to bonds and other fixed maturity securities, mortgage loans, common and preferred stock and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the insurance subsidiaries’ boards of directors. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for transactions that are more significant. Transactions are reported quarterly to the finance and operations committee of the board of directors for Standard and to the board of directors for The Standard Life Insurance Company of New York.

Net cash used in investing activities was $749.3 million, $664.9 million and $594.7 million for 2006, 2005 and 2004, respectively. In 2006, net cash used in investing activities included $81.7 million primarily related to StanCorp’s acquisition of Invesmart, a national retirement financial services company, and all of its subsidiaries.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At December 31, 2006, our portfolio consisted of 58% fixed maturity securities and 41% commercial mortgage loans with the remainder in real estate. We anticipate that commercial mortgage loans will continue to represent approximately 40% of our investment portfolio in the future.

Fixed Maturity Securities

Our fixed maturity securities totaled $4.79 billion at December 31, 2006. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A+ (Standard & Poor’s) at December 31, 2006. The percentage of fixed maturity securities below investment-grade was 3.6% and 3.8% at December 31, 2006 and 2005, respectively. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At December 31, 2006, our fixed maturity securities portfolio had gross unrealized capital gains of $87.1 million and gross unrealized capital losses of $60.8 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

Commercial mortgage loan originations for internal and external investors were $942.8 million, $996.4 million and $1.17 billion for 2006, 2005 and 2004, respectively. The

StanCorp Financial Group, Inc.	25

Part II

decrease in originations for 2006 reflected a more competitive origination market for commercial mortgage loan financing. The level of commercial mortgage loan originations in any year is influenced by market conditions as the Company responds to changes in interest rates, available spreads and borrower demand.

At December 31, 2006, StanCorp Mortgage Investors serviced $3.32 billion in commercial mortgage loans for subsidiaries of StanCorp and $1.41 billion for other institutional investors, compared to $3.10 billion serviced for subsidiaries of StanCorp and $1.14 billion for other institutional investors at December 31, 2005. In StanCorp’s internal portfolio, there are approximately 4,400 commercial mortgage loans. The average loan to value ratio for the overall portfolio was 56.4% at December 31, 2006, and the average loan size was approximately $0.8 million. The Company obtains personal recourse on most of its loans.

Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $4.0 million and $3.3 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, there were two loans in our portfolio that were more than sixty days delinquent totaling $2.9 million, of which one commercial mortgage loan with a balance of $1.2 million was in the process of foreclosure. We had a net balance of restructured loans of $6.8 million at December 31, 2006, and a commercial mortgage loan loss reserve of $2.4 million. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

At December 31, 2006, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	45.4% retail properties.
•	18.6% industrial properties.
•	19.1% office properties.
•	8.5% commercial properties.
•	5.6% hotel/motel properties.
•	2.8% apartment, residential and agricultural properties.

At December 31, 2006, our commercial mortgage loan portfolio was diversified regionally as follows:

•	47.1% Western region.
•	24.5% Central region.
•	28.4% Eastern region.

Commercial mortgage loans in California accounted for 31% of our commercial mortgage loan portfolio at December 31, 2006. Through this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the state. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure, such diversification may not eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been consistent with our experience in other states. In addition, we do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. We do not expect the exposure to catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio located in California to have a material adverse effect on our business, financial position, results of operations or cash flows. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2006, the Company had outstanding commitments to fund commercial mortgage loans totaling $160.7 million, with fixed interest rates ranging from 6.0% to 7.5%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we

26	StanCorp Financial Group, Inc.

will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, a third party interest in a limited liability company, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $362.0 million, $265.7 million and $200.7 million for 2006, 2005 and 2004, respectively. The increase for 2005 primarily resulted from a third party interest in a limited liability company created for the purpose of holding commercial mortgage loans originated by StanCorp Mortgage Investors. The minority third party investment totaled $143.2 million for 2005. The limited liability company was dissolved in December 2006. Standard retained its ownership share of the commercial mortgage loans upon the dissolution of the limited liability company. The non-cash transaction in the Consolidated Statements of Cash Flows for 2006 represented the transfer of commercial mortgage loans to the minority shareholders at dissolution. The Company repurchased common stock at a total cost of $70.1 million, $106.4 million and $74.7 million for 2006, 2005 and 2004, respectively.

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

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s leverage ratio (total debt to total capitalization) and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s leverage ratio and includes interest based on a

Eurodollar margin, plus facility and utilization fees. At December 31, 2006, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

StanCorp filed a $1.0 billion shelf registration statement with the Securities and Exchange Commission, which became effective on July 23, 2002, and expires on December 1, 2008, registering common stock, preferred stock, debt securities and warrants. On September 25, 2002, we completed an initial public debt offering of $250 million of 6.875%, 10-year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October.

CAPITAL MANAGEMENT

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at or above 275% of the company action level of Risk-based Capital (“RBC”) required by regulators (this equates to 550% of the authorized control level RBC required by our states of domicile). At December 31, 2006, statutory capital (adjusted to exclude asset valuation reserves) for our regulated insurance subsidiaries totaled $1.06 billion, or 304% of the company action level RBC (which equated to 607% of the authorized control level RBC by the National Association of Insurance Commissioners (“NAIC”) guidelines).

We had debt to total capitalization ratios of 15.2% and 16.2% at December 31, 2006 and 2005, respectively. Our ratio of earnings to fixed charges for 2006 and 2005 was 3.5x and 4.0x, respectively. Our current ratings allow for up to approximately 25% debt to total capitalization ratio.

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

At December 31, 2006, our estimated total capital in excess of targeted RBC and holding company requirements was approximately $100 million. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	Fund internal growth.

StanCorp Financial Group, Inc.	27

Part II

•	Fund acquisitions that are consistent with our mission and meet our return objectives.
•	Provide a return to shareholders through share repurchases and dividends.

In addition, we seek to maintain amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividend to shareholders. Maintaining additional capital provides timing flexibility should we wish to access capital markets to finance growth or acquisitions. StanCorp has a $1.0 billion shelf registration statement with the SEC. See “Liquidity and Capital Resources—Financing Cash Flows.”

Dividends from Subsidiaries

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate RBC according to Oregon statute. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes before realized capital gains or losses for the 12-month period ended on the December 31 preceding. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to disapprove requests for dividends in excess of these limits.

During 2005 and 2006, Standard made distributions to StanCorp totaling $150.8 million and $147.0 million, respectively. In February 2007, Standard’s board of directors approved a dividend to StanCorp of $95 million, subject to the approval of the Oregon Insurance Division.

Dividends to Shareholders

On November 6, 2006, the board of directors of StanCorp declared an annual cash dividend of $0.65 per share, calculated and payable on a per share basis. The ex-dividend date was November 17, 2006. The annual cash dividend for 2006 represented a 4% increase over the dividend for 2005. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors. It is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (the “Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 14, 2005, the board of directors authorized a new share repurchase program of up to 3.0 million shares of StanCorp common stock. The new share repurchase program is to be effected in the open market or in negotiated transactions through December 31, 2007, and replaced the Company’s previous share repurchase program.

During 2006, we repurchased approximately 1.5 million shares of common stock at a total cost of $70.1 million for a volume weighted-average price of $46.16 per common share. At December 31, 2006, there were 1,448,800 shares remaining under the Company’s current share repurchase program. Also during 2006, the Company acquired 3,076 shares of common stock from an executive officer to cover tax liabilities of this officer resulting from the release of performance-based shares and retention-based shares at a total cost of $0.2 million for a volume weighted-average price of $52.38 per common share, which reflects the market price on the transaction dates.

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

28	StanCorp Financial Group, Inc.

Standard’s financial strength ratings as of February 2007 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings
•	A1 (Good) by Moody’s—5th of 21 ratings
•	A (Excellent) by A.M. Best—3rd of 13 ratings
•	AA- (Very Strong) by Fitch—4th of 21 ratings

CREDIT RATINGS

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide credit ratings on StanCorp’s senior notes. As of February 2007, ratings from these agencies were A-, Baa1, A- and bbb+, respectively. In August 2006, Standard & Poor’s raised the credit rating of StanCorp to A- from BBB+. In July 2006, A.M. Best Company assigned an issuer credit rating of a+ to Standard.

CONTINGENCIES AND LITIGATION

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Contingencies and Commitments.”

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2006 and 2005.

CONTRACTUAL OBLIGATIONS

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Contingencies and Commitments.”

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions in which subsidiaries of the Company do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against the Company from January 1, 2004 through December 31, 2006, aggregated $0.3 million. At December 31, 2006, the Company maintained a reserve of $0.7 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and the interest maintenance reserves are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within one year; j) surplus notes are included in capital and surplus; and k) interest on surplus notes is not recorded as a liability nor an expense until approval for payment of such interest has been granted by the commissioner of the state of domicile.

Effective December 31, 2006, the NAIC adopted changes to the RBC calculation that require insurance companies to undertake additional testing to determine the risk-based capital requirement for certain annuities and single payment life insurance. The change did not significantly impact the Company’s authorized control level RBC at December 31, 2006.

Statutory net gains from insurance operations before federal income taxes were $271.1 million, $314.0 million and $275.8 million for 2006, 2005 and 2004, respectively. Statutory capital (adjusted to exclude asset valuation reserves) for our insurance regulated subsidiaries totaled $1.06 billion at December 31, 2006 and 2005.

ACCOUNTING PRONOUNCEMENTS

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Accounting Pronouncements.”

StanCorp Financial Group, Inc.	29

Part II

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining impairments, the reserves for future policy benefits and claims, DAC, VOBA, other intangibles, goodwill and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

Investment Impairments

The Company’s investment portfolio includes fixed maturity securities and commercial mortgage loans. When the fair value of a fixed maturity security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an impairment exists. The analysis considers the financial condition and near-term prospects of the issuer, as well as the value of any security we may have in the investment. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the fixed maturity security may be different than previously estimated, which could have a material effect on our results of operations and financial condition. The commercial mortgage loan valuation allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience, economic conditions and individual loan analysis.

Reserves

Reserves represent amounts set aside today to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At December 31, 2006, these reserves represented approx imately 87% of total reserves held. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported reserves associated with our disability products represented approximately 12% of total reserves held at December 31, 2006. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. Currently, these reserves represent less than 1% of total reserves held.

For most of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions and considerations concerning a number of factors, including:

•	the amount of premiums that we will receive in the future;
•	the rate of return on assets we purchase with premiums received;
•	expected number and severity of claims;
•	expenses; and
•	persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

In particular, our group and individual long term disability reserves are sensitive to assumptions and considerations regarding the following factors:

•	claim incidence rates;
•	claim termination rates;
•	discount rates used to value expected future claim payments and premiums;
•	persistency rates;
•	the amount of monthly benefit paid to the insured (less reinsurance recoveries and other offsets);
•	expense rates including inflation; and
•	historical delay in reporting of claims incurred.

Assumptions may vary by:

•	age and gender and, for individual policies, occupation class of the claimant;
•	year of issue for policy reserves or incurred date for claim reserves;
•	time elapsed since disablement; and
•	contract provisions and limitations.

30	StanCorp Financial Group, Inc.

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

Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill

DAC, VOBA, other intangible assets and goodwill are considered intangible assets. These intangible assets are generally originated or acquired through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. The Company’s intangible assets are subject to impairment tests on an annual basis, or more frequently if circumstances indicate that carrying values may not be recoverable.

Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $208.5 million and $165.8 million at December 31, 2006 and 2005, respectively.

DAC for group disability and group life insurance products is amortized in proportion to future premiums generally over five years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively. DAC for individual deferred annuities is amortized in proportion to expected gross profits generally over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized in proportion to expected gross profits over 10 years with approximately 30% expected to be amortized by year five. Beginning with the adoption of SOP 05-1 on January 1, 2007, we will amortize DAC for group insurance products over the initial premium rate guarantee period, which averages 2.5 years. The Company estimates 2007 pre-tax earnings will be reduced by between $3 million and $5 million related to the adoption of SOP 05-1. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Accounting Pronouncements.”

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. VOBA is amortized in proportion to future premiums or future profitability, as appropriate. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA and intangibles totaled $100.7 million and $79.5 million at December 31, 2006 and 2005, respectively. Regarding the effect of the adoption of SOP 05-1, the premium portion of the VOBA related to TIAA will be recorded as a reduction of retained earnings upon adoption of SOP 05-1. See Item 8, “Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Accounting Pronouncements.”

At December 31, 2006, goodwill related to the acquisition of Invesmart was $33.5 million.

Income Taxes

The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Income

StanCorp Financial Group, Inc.	31

Part II

taxes for 2004 were reduced approximately $7 million related to the favorable resolution of uncertainties related to the Internal Revenue Service examination of the Company’s tax years through 2001, and favorable outcomes on state tax return matters. Currently, years open for audit by the Internal Revenue Service are 2003 through 2006.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” “seeks” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed below. As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results or conditions to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, given these uncertainties or circumstances, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	growth of sales, premiums and annuity deposits;
•	growth in assets under administration including performance of equity investments in the separate account;
•	availability of capital required to support business growth and the effective utilization of excess capital;
•	achievement of anticipated levels of operating expenses;
•	benefit ratios, including changes in claims incidence, severity and recovery;
•	levels of persistency;
•	adequacy of reserves established for future policy benefits;
•	credit quality of the holdings in our investment portfolios;
•	experience in delinquency rates or loss experience in our commercial mortgage loan portfolio;
•	concentration of commercial mortgage loan assets collateralized in California;
•	environmental liability exposure resulting from commercial mortgage loan and real estate investments;
•	the effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees;
•	the condition of the economy and expectations for interest rate changes;
•	the impact of rising benefit costs on employer budgets for employee benefits;
•	integration and performance of business acquired through reinsurance or acquisition;
•	competition from other insurers and financial services companies, including the ability to competitively price our products;
•	financial strength and credit ratings;
•	changes in the regulatory environment at the state or federal level;
•	findings in litigation or other legal proceedings;
•	receipt of dividends from, or contributions to, our subsidiaries;
•	adequacy of the diversification of risk by product offerings and customer industry, geography and size;
•	adequacy of asset/liability management;
•	concentration of risk, especially inherent in group life products;
•	ability of reinsurers to meet their obligations;
•	availability, adequacy, and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred;
•	losses from a disease pandemic;
•	events of terrorism, natural disasters, or other catastrophic events; and
•	changes in federal or state income taxes.

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

Part II

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 11 and 12 to the consolidated financial statements, in 2006 the Company changed its method of accounting for defined benefit and other postretirement plans upon the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Portland, Oregon

February 28, 2007

34	StanCorp Financial Group, Inc.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31 (In millions—except share data)	2006	2005	2004
Revenues:
Premiums	$1,935.0	$1,826.5	$1,654.0
Administrative fees	77.1	43.3	33.7
Net investment income	478.9	465.2	445.3
Net capital gains	1.9	2.2	11.5
Total revenues	2,492.9	2,337.2	2,144.5
Benefits and expenses:
Benefits to policyholders	1,513.1	1,392.3	1,291.2
Interest credited	97.7	84.0	76.5
Operating expenses	370.3	340.6	298.5
Commissions and bonuses	183.6	168.5	154.4
Premium taxes	34.6	32.0	29.4
Interest expense	17.9	18.0	17.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(34.0)	(23.8)	(15.2)
Total benefits and expenses	2,183.2	2,011.6	1,852.5
Income before income taxes	309.7	325.6	292.0
Income taxes	105.9	114.5	92.6
Net income	203.8	211.1	199.4
Other comprehensive loss, net of tax:
Unrealized capital losses on securities available-for-sale, net	(41.7)	(67.5)	(13.3)
Reclassification adjustment for net capital gains included in net income, net	(1.7)	(8.8)	(10.9)
Total	(43.4)	(76.3)	(24.2)
Comprehensive income	$160.4	$134.8	$175.2

Net income per common share:
Basic	$3.77	$3.81	$3.49
Diluted	3.73	3.76	3.45

Weighted-average common shares outstanding:
Basic	54,079,033	55,465,215	57,192,206
Diluted	54,688,114	56,076,666	57,838,188

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.	35

Part II

Consolidated Balance Sheets

December 31 (Dollars in millions)	2006	2005
ASSETS
Investments:
Fixed maturity securities	$4,786.0	$4,613.2
Commercial mortgage loans, net	3,316.0	3,243.7
Real estate, net	89.9	77.7
Policy loans	4.0	4.0
Total investments	8,195.9	7,938.6
Cash and cash equivalents	56.0	53.2
Premiums and other receivables	99.2	81.5
Accrued investment income	89.5	85.6
Amounts recoverable from reinsurers	913.6	897.7
Deferred acquisition costs, value of business acquired, intangibles and goodwill, net	342.7	245.3
Property and equipment, net	84.6	86.7
Other assets	24.6	54.5
Separate account assets	3,832.5	3,007.6
Total assets	$13,638.6	$12,450.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$4,927.6	$4,689.3
Other policyholder funds	2,937.8	2,649.3
Deferred tax liabilities	22.9	73.6
Short-term debt	2.4	2.0
Long-term debt	261.1	260.1
Other liabilities	189.8	355.0
Separate account liabilities	3,832.5	3,007.6
Total liabilities	12,174.1	11,036.9
Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 53,592,178 and 54,712,936 shares issued at December 31, 2006 and 2005, respectively	479.9	530.3
Accumulated other comprehensive income (loss)	(8.1)	59.8
Retained earnings	992.7	823.7
Total shareholders’ equity	1,464.5	1,413.8
Total liabilities and shareholders’ equity	$13,638.6	$12,450.7

See Notes to Consolidated Financial Statements.

36	StanCorp Financial Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In millions—except share data)	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2004	58,601,446	$673.4	$160.3	$475.8	$1,309.5
Net income	—	—	—	199.4	199.4
Other comprehensive loss, net of tax	—	—	(24.2)	—	(24.2)
Common stock:
Repurchased	(2,357,800)	(74.7)	—	—	(74.7)
Issued to directors	5,378	0.2	—	—	0.2
Issued under employee stock plans, net	640,654	19.3	—	—	19.3
Dividends declared on common stock	—	—	—	(28.4)	(28.4)
Balance, December 31, 2004	56,889,678	618.2	136.1	646.8	1,401.1
Net income	—	—	—	211.1	211.1
Other comprehensive loss, net of tax	—	—	(76.3)	—	(76.3)
Common stock:
Repurchased	(2,666,000)	(106.4)	—	—	(106.4)
Issued to directors	4,210	0.2	—	—	0.2
Issued under employee stock plans, net	485,048	18.6	—	—	18.6
Cost of common stock split	—	(0.3)	—	—	(0.3)
Dividends declared on common stock	—	—	—	(34.2)	(34.2)
Balance, December 31, 2005	54,712,936	530.3	59.8	823.7	1,413.8
Net income	—	—	—	203.8	203.8
Other comprehensive loss, net of tax	—	—	(43.4)	—	(43.4)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	(24.5)	—	(24.5)
Common stock:
Repurchased	(1,519,200)	(70.1)	—	—	(70.1)
Issued to directors	3,617	0.2	—	—	0.2
Issued under employee stock plans, net	394,825	19.5	—	—	19.5
Dividends declared on common stock	—	—	—	(34.8)	(34.8)
Balance, December 31, 2006	53,592,178	$479.9	$(8.1)	$992.7	$1,464.5

See Notes to Consolidated Financial Statements.

StanCorp Financial Group, Inc.	37

Part II

Consolidated Statements of Cash Flows

Years Ended December 31 (In millions)	2006	2005	2004
Operating:
Net income	$203.8	$211.1	$199.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	4.7	2.5	0.2
Depreciation and amortization	83.9	70.8	80.3
Deferral of acquisition costs, value of business acquired, intangibles and goodwill, net	(77.9)	(61.6)	(57.7)
Deferred income taxes	2.3	0.9	(24.6)
Changes in other assets and liabilities:
Receivables and accrued income	(28.6)	(16.2)	(20.0)
Future policy benefits and claims	238.3	204.7	189.7
Other, net	(36.4)	(5.1)	37.5
Net cash provided by operating activities	390.1	407.1	404.8
Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	517.2	537.5	594.5
Commercial mortgage loans	560.7	753.6	627.6
Real estate	7.6	1.2	2.2
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(773.7)	(880.1)	(534.0)
Commercial mortgage loans	(940.8)	(1,049.6)	(1,263.4)
Real estate	(18.2)	(6.7)	(0.1)
Acquisitions	(81.7)	—	—
Other investments	(4.1)	(0.2)	(2.0)
Acquisition of property and equipment	(16.3)	(20.6)	(19.5)
Net cash used in investing activities	(749.3)	(664.9)	(594.7)
Financing:
Policyholder fund deposits	1,645.6	1,405.5	1,321.6
Policyholder funds withdrawals	(1,357.1)	(1,157.1)	(1,021.0)
Short-term debt	0.4	1.8	(2.5)
Long-term debt	0.6	2.0	(6.9)
Third party interest in a limited liability company	164.0	143.2	—
Issuance of common stock	13.4	10.9	12.6
Repurchase of common stock	(70.1)	(106.4)	(74.7)
Dividends paid on common stock	(34.8)	(34.2)	(28.4)
Net cash provided by financing activities	362.0	265.7	200.7
Increase in cash and cash equivalents	2.8	7.9	10.8
Cash and cash equivalents, beginning of year	53.2	45.3	34.5
Cash and cash equivalents, end of year	$56.0	$53.2	$45.3
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$111.2	$101.1	$94.8
Income taxes	100.3	99.2	126.2
Non-cash transactions:
Transfer of debt and real estate in partnership dissolution	—	—	7.0
Transfer of commercial mortgage loans in limited liability company dissolution	307.1	—	—

See Notes to Consolidated Financial Statements.

38	StanCorp Financial Group, Inc.

Notes to Consolidated Financial Statements

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, principles of consolidation, and basis of presentation

StanCorp is a leading provider of group insurance products and services serving the life and disability insurance needs of employer groups and the disability insurance needs of individuals. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states. We also provide accidental death and dismemberment (“AD&D”) insurance, dental insurance, annuity products, retirement plan products and services and investment advisory services. Our mortgage business originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and for participation to institutional investors. Effective January 1, 2006, we realigned our businesses into two operating segments: Insurance Services and Asset Management, each of which is described below. See “Note 3—Segments.”

StanCorp was incorporated under the laws of Oregon in 1998. We conduct business through our subsidiaries: Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); StanCorp Equities, Inc. (“StanCorp Equities”); StanCorp Trust Company; and Invesmart, Inc. (“Invesmart”), now renamed Standard Retirement Services, Inc. (“Standard Retirement Services”). We are headquartered in Portland, Oregon.

Standard, our largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance, and provides retirement plan products. Founded in 1906, Standard is domiciled in Oregon and licensed in all states except New York, and is licensed in the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and provides group long term and short term disability, life, AD&D and dental insurance in New York.

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans, generally between $250,000 and $5 million, for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

StanCorp Equities is a licensed broker-dealer. For the sale of registered contracts, a broker-dealer must serve as principal underwriter and distributor, providing supervision and oversight that is required by the National Association of Securities Dealers. Standard developed a registered group annuity contract to expand its market to 403(b) plans, 457 tax-exempt plans and non-qualified deferred compensation plans of private employers. StanCorp Equities is the principal underwriter and distributor of registered contracts for Standard.

In January 2006, StanCorp established StanCorp Trust Company, which offers limited directed trust services to clients.

In July 2006, StanCorp acquired Invesmart, a national retirement financial services company. The business acquired services over 3,800 retirement plans with assets under administration of $11.05 billion at December 31, 2006. Invesmart provides retirement plan services, and investment advisory and management services. Effective January 1, 2007, the administration and operations for both our retirement plans annuity contracts and our trust products offered through Invesmart and through Standard will operate under the name Standard Retirement Services. In addition, Invesmart’s broker dealer and investment advisory functions were combined with StanCorp Equities and StanCorp Investment Advisers, respectively.

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services to our retirement plan clients, individual investors and subsidiaries of StanCorp.

Certain subsidiaries of StanCorp have interests in low-income housing investments. Individually, the interests in these subsidiaries do not represent a significant subsidiary pursuant to the definition in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” nor do they meet the requirements for consolidation. The total equity investment in these interests was $21.1 million and $21.4 million at December 31, 2006 and 2005, respectively.

Minority interest related to consolidated entities included in other liabilities was $0.6 million at December 31, 2006, and $143.7 million at December 31, 2005. The decrease was due to the dissolution of a limited liability company established in 2005, which invested in commercial mortgage loans originated by StanCorp Mortgage Investors. Standard retained its ownership share of those commercial mortgage loans upon the dissolution of the limited liability company.

StanCorp Financial Group, Inc.	39

Part II

The consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated.

Use of estimates

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (the “critical accounting policies”) are those used in determining asset impairments, the reserves for future policy benefits and claims, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), other intangible assets and goodwill, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

Investments

For all investments, capital gains and losses are recognized using the specific identification method. Net investment income and capital gains and losses related to separate account assets and liabilities are included in the separate account assets and liabilities. For all investments, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost basis is other than temporary. We reflect impairment charges in net capital gains or losses and permanently adjust the cost basis of the investment to reflect the impairment. In our quarterly impairment analysis, we evaluate whether a decline in value of fixed maturity securities is other than temporary. Factors considered in this analysis include the length of time and the extent to which the fair value has been below amortized cost, the financial condition and near-term prospects of the issuer, our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, and the value of any security interest we may have collateralized in the investment. See “Note 5—Investment Securities.” For securities expected to be sold, an other than temporary impairment charge is recorded if we do not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the other than temporarily impaired securities for further potential impairment on an on-going basis.

Fixed maturity securities are reviewed for potential permanent impairment if the market value of the security falls below 80% of its book value for six months or longer, or it is determined that the value will not recover. During the six month period, or as long as the holding is valued below 80% of its book value, the holding is watched for potential permanent impairment. At December 31, 2006, we held no issues that had market values below 80% of their book value.

Investment securities include fixed maturity securities. Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheets. This balance also includes derivative investments, which are carried at fair value. See “Note 7—Derivative Financial Instruments.” Valuation adjustments for fixed maturity securities are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income. Valuation adjustments for derivatives are reported as a component of net investment income.

Commercial mortgage loans are stated at amortized cost less a valuation allowance for potentially uncollectible amounts.

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method, with property lives varying from 30 to 40 years. Accumulated depreciation for real estate totaled $27.0 million and $31.9 million at December 31, 2006 and 2005, respectively. Real estate acquired in satisfaction of debt is recorded at the lower of cost or fair value less estimated costs to sell and is depreciated consistently with real estate held for investment.

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Cash Equivalents

Cash equivalents include investments purchased with original maturities, at the time of acquisition, of three months or less.

DAC, VOBA, other intangible assets and goodwill

DAC, VOBA, other intangible assets and goodwill are considered intangible assets. These intangible assets are generally originated or acquired through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies.

Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching

40	StanCorp Financial Group, Inc.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. VOBA is amortized in proportion to future premiums or expected future profitability as appropriate. If actual premiums or future profitability is inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life Insurance Company (“Minnesota Life”) block of business reinsured, the amortization period is up to 30 years. The VOBA associated with the Teachers Insurance and Annuity Association of America (“TIAA”) block of business is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. The amount of VOBA stated at cost was $104.2 million for the years ending December 31, 2006, 2005 and 2004.

The Company’s other intangible assets are subject to amortization and consist of customer lists and a marketing agreement. Customer lists were acquired with the purchase of Invesmart and the acquisition by StanCorp Investment Advisers of three small investment advisory firms. They have a combined weighted-average remaining life of approximately 9.4 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. The amount of other intangibles stated at cost was $21.9 million for the years ending December 31, 2006, 2005 and 2004.

DAC, VOBA, other intangible assets and goodwill are subject to impairment tests on an annual basis, or more frequently if circumstances indicate that carrying values may not be recoverable.

The following table sets forth activity for DAC, VOBA, other intangible assets and goodwill:

(In millions)	2006	2005	2004
Carrying value at beginning of period:
DAC	$165.8	$132.5	$100.0
VOBA	59.6	65.2	81.5
Other intangible assets	19.9	21.1	19.2
Goodwill	—	—	—
Total balance beginning of period	245.3	218.8	200.7
Deferred or acquired:
DAC	78.5	61.6	57.7
VOBA	—	—	—
Other intangible assets	28.6	—	1.9
Goodwill	33.5	—	—
Total deferred or acquired	140.6	61.6	59.6
Amortized during period:
DAC	(35.8)	(28.3)	(25.2)
VOBA	(5.9)	(5.6)	(16.3)
Other intangible assets	(1.5)	(1.2)	—
Total amortized during period	(43.2)	(35.1)	(41.5)
Carrying value at end of period, net:
DAC	208.5	165.8	132.5
VOBA	53.7	59.6	65.2
Other intangible assets	47.0	19.9	21.1
Goodwill	33.5	—	—
Total carrying value at end of period	$342.7	$245.3	$218.8

During 2006, customer lists with a value of $28.6 million with a weighted-average amortization period of 10 years and goodwill totaling $33.5 million were acquired by the Company mainly in connection with the purchase of Invesmart. Goodwill resulted from the acquisition of Invesmart and relates to the Asset Management segment.

DAC, VOBA and other intangible assets amortization expense for 2006, 2005 and 2004 was $43.2 million, $35.1 million and $41.5 million, respectively.

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for each of the next five years is as follows:

(In millions)	Amount
2007	$8.1
2008	7.8
2009	6.3
2010	6.5
2011	6.3

The accumulated amortization of VOBA at December 31, 2006 and 2005 was $50.5 million and $44.5 million, respectively. The accumulated amortization of other intangibles at December 31, 2006 and 2005 was $3.5 million and $1.9 million, respectively.

Regarding the effect of the adoption of Statement of Position (“SOP”) 05-01, see “—Accounting Pronouncements.”

StanCorp Financial Group, Inc.	41

Part II

Property and equipment, net

The following table sets forth the major classifications of the Company’s property and equipment and accumulated depreciation at December 31:

(In millions)	2006	2005
Home office properties	$97.2	$96.8
Office furniture and equipment	110.5	100.0
Leasehold improvements	7.2	6.3
Subtotal	214.9	203.1
Less: accumulated depreciation	130.3	116.4
Property and equipment, net	$84.6	$86.7

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation of property and equipment using the half-year, straight-line method over the estimated useful lives, which are generally 40 years for properties, and from three to ten years for equipment. Leasehold improvements are amortized over the estimated useful life of the asset, not to exceed the life of the lease. Depreciation expense for 2006, 2005 and 2004 was $15.1 million, $12.7 million and $12.5 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased approximately 40.0%, 40.6% and 41.6% of the home office properties at December 31, 2006, 2005 and 2004, respectively. Income from the leases is included in net investment income.

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

•	the amount of premiums that we will receive in the future;
•	the rate of return on assets we purchase with premiums received;
•	expected number and severity of claims;
•	expenses; and
•	persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

In particular, our group and individual long term disability reserves are sensitive to assumptions and considerations regarding the following factors:

•	claim incidence rates;
•	claim termination rates;
•	discount rates used to value expected future claim payments and premiums;
•	persistency rates;
•	the amount of monthly benefit paid to the insured (less reinsurance recoveries and other offsets);
•	expense rates including inflation; and
•	historical delay in reporting of claims incurred.

Assumptions may vary by:

•	age and gender and, for individual policies, occupation class of the claimant;
•	year of issue for policy reserves or incurred date for claim reserves;
•	time elapsed since disablement; and
•	contract provisions and limitations.

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

42	StanCorp Financial Group, Inc.

Other comprehensive loss

Other comprehensive loss includes changes in unrealized capital gains and losses on investment securities available-for-sale, net of the related tax effects, and the changes in the unfunded liability of the non-qualified supplemental retirement plan. The following table sets forth unrealized capital gains and losses and adjustments for realized capital gains and losses for the years ended December 31:

(In millions)	2006	2005	2004
Decrease in unrealized capital gains on securities available-for-sale, net	$(65.0)	$(104.9)	$(21.3)
Less: tax effects	(23.3)	(37.4)	(8.0)
Change in unrealized capital gains (losses) on securities available-for-sale, net of tax	(41.7)	(67.5)	(13.3)
Adjustment for realized capital gains, net	(2.7)	(13.8)	(17.0)
Less: tax effects	(1.0)	(5.0)	(6.1)
Adjustment for realized capital gains, net of tax	(1.7)	(8.8)	(10.9)
Total	$(43.4)	$(76.3)	$(24.2)

Accumulated Other Comprehensive Loss

The following table sets forth the adjustment to initially apply SFAS No. 158:

(In millions)	Amount
Defined benefit retirement plans:
Net loss	$(43.5)
Prior service credit	5.7
Transition asset	0.1
Adjustment to initially apply SFAS No. 158	(37.7)
Less: tax effects	(13.2)
Adjustment to initially apply SFAS No. 158, net of tax	$(24.5)

The following table sets forth the incremental effect of applying Statement of Financial Accounting Standards (“SFAS”) No. 158 on individual line items in the Consolidated Balance Sheets and Consolidated Statement of Changes in Equity at December 31, 2006:

(In millions)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other liabilities	$152.1	$37.7	$189.8
Deferred tax liabilities	36.1	(13.2)	22.9
Total liabilities	12,149.6	24.5	12,174.1
Accumulated other comprehensive income(loss)	16.4	(24.5)	(8.1)
Total shareholders’ equity	1,489.0	(24.5)	1,464.5

Accounting Pronouncements

On September 19, 2005, the American Institute of Certified Public Accountants issued SOP No. 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs

in Connection With Modifications or Exchanges of Insurance Contracts, effective for internal replacements occurring in fiscal years beginning after December 15, 2006. SOP 05-1 defines an internal replacement as modifications in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election of a feature or coverage within an existing contract. An issued technical practice aid related to SOP 05-1 applies a rules-based interpretation of a replacement. The adoption of SOP 05-1 beginning in 2007 will have an estimated cumulative effect adjustment between $30 million and $40 million, after-tax, which will be recorded as a reduction to retained earnings. At December 31, 2006, prior to adjustment for SOP 05-1, the Company’s group DAC, group VOBA and retirement plans DAC were $63.4 million, $27.2 million and $24.6 million, respectively. The Company estimates 2007 pre-tax earnings will be reduced by between $3 million and $5 million related to the adoption of SOP 05-1. This estimate assumes stable lapse ratios and that DAC will be amortized over the guarantee period of the contract, which for our group business is approximately 2.5 years. Previously, amortization of DAC on these contracts was up to 5 years.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement Nos. 133 and 140, which applies to all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The statement permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, such as our equity-indexed annuity product. The Company currently separates the embedded derivative within an equity-indexed annuity and values the embedded derivative at fair value, while the host contract continues to be valued at amortized cost. SFAS No. 155 allows the irrevocable option to measure the entire equity-indexed annuity at fair value, which can be made on a contract by contract basis. Currently, the Company does not intend to elect the option allowed under this guidance.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 effective for fiscal years beginning after December 15, 2006. FIN 48 requires recognition in the financial statements of the measurement of uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a

StanCorp Financial Group, Inc.	43

Part II

tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 also requires significant new annual disclosures. FIN 48 will be applied beginning January 1, 2007. The cumulative effect will be reported as an adjustment to the opening balance of retained earnings as of the date of adoption. The Company has performed an analysis of the impact the adoption of FIN 48 will have on our financial statements and does not expect it to have a material effect.

2. NET INCOME PER COMMON SHARE

Basic net income per common share was calculated based on the weighted-average number of common shares outstanding. Net income per diluted common share reflects the potential effects of restricted stock grants and exercises of outstanding options. The weighted-average common share and share equivalents outstanding used to compute the dilutive effect of common stock options outstanding were computed using the treasury stock method. The computation of dilutive weighted-average earnings per share does not include options with an option exercise price greater than the average market price because they are anti-dilutive (i.e., would increase earnings per share). Net income per diluted common share was calculated as follows, for the years ended December 31:

	2006	2005	2004
Net income (In millions)	$203.8	$211.1	$199.4
Basic weighted-average common shares outstanding	54,079,033	55,465,215	57,192,206
Stock options	554,354	551,301	519,144
Restricted stock	54,727	60,150	126,838
Diluted weighted-average common shares outstanding	54,688,114	56,076,666	57,838,188
Net income per diluted common share	$3.73	$3.76	$3.45

3. SEGMENTS

Effective January 1, 2006, we realigned our businesses into two operating segments. Our individual disability business, which had been included in the Individual Insurance segment, was added to our Employee Benefits segment to combine our traditional insurance lines of business into the Insurance Services segment. The Insurance Services segment markets group and individual disability insurance, group life and AD&D insurance, and group dental insurance. We also combined our asset management and accumulation businesses, which had been reported in the Individual Insurance and Retirement Plans segments and Other, into the Asset Management segment. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management services, commercial mortgage loan origination and servicing, and individual fixed annuities. Beginning in the third quarter of 2006, this segment included Invesmart, a national retirement financial services company. Resources are allocated and performance is evaluated at the segment level. Prior period amounts have been reclassified to reflect our current segment alignment.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation will continue to be reflected in “Other.”

The following tables set forth select segment information at or for the years ended December 31:

(In millions)	Insurance Services	Asset Management	Other	Total
2006:
Revenues:
Premiums	$1,927.4	$7.6	$—	$1,935.0
Administrative fees	8.7	78.3	(9.9)	77.1
Net investment income	313.4	151.3	14.2	478.9
Net capital gains	—	—	1.9	1.9
Total revenues	2,249.5	237.2	6.2	2,492.9
Benefits and expenses:
Benefits to policyholders	1,497.1	16.0	—	1,513.1
Interest credited	13.3	84.4	—	97.7
Operating expenses	291.8	78.6	(0.1)	370.3
Commissions and bonuses	155.5	28.1	—	183.6
Premium taxes	34.6	—	—	34.6
Interest expense	—	0.5	17.4	17.9
Net increase in deferred acquisition costs, value of business acquired and intangibles	(25.2)	(8.8)	—	(34.0)
Total benefits and expenses	1,967.1	198.8	17.3	2,183.2
Income (loss) before income taxes	$282.4	$38.4	$(11.1)	$309.7
Total assets	$6,882.2	$6,660.8	$95.6	$13,638.6

44	StanCorp Financial Group, Inc.

(In millions)	Insurance Services	Asset Management	Other	Total
2005:
Revenues:
Premiums	$1,816.4	$10.1	$—	$1,826.5
Administrative fees	8.8	40.6	(6.1)	43.3
Net investment income	303.3	140.3	21.6	465.2
Net capital gains	—	—	2.2	2.2
Total revenues	2,128.5	191.0	17.7	2,337.2
Benefits and expenses:
Benefits to policyholders	1,372.9	19.4	—	1,392.3
Interest credited	8.1	75.9	—	84.0
Operating expenses	284.2	50.9	5.5	340.6
Commissions and bonuses	148.0	20.5	—	168.5
Premium taxes	32.0	—	—	32.0
Interest expense	—	0.4	17.6	18.0
Net increase in deferred acquisition costs, value of business acquired and intangibles	(16.8)	(7.0)	—	(23.8)
Total benefits and expenses	1,828.4	160.1	23.1	2,011.6
Income (loss) before income taxes	$300.1	$30.9	$(5.4)	$325.6
Total assets	$6,565.8	$5,435.0	$449.9	$12,450.7
2004:
Revenues:
Premiums	$1,650.0	$4.0	$—	$1,654.0
Administrative fees	6.9	32.0	(5.2)	33.7
Net investment income	302.5	133.9	8.9	445.3
Net capital gains	—	—	11.5	11.5
Total revenues	1,959.4	169.9	15.2	2,144.5
Benefits and expenses:
Benefits to policyholders	1,278.4	12.8	—	1,291.2
Interest credited	4.5	72.0	—	76.5
Operating expenses	253.4	43.8	1.3	298.5
Commissions and bonuses	134.4	20.0	—	154.4
Premium taxes	29.4	—	—	29.4
Interest expense	—	0.1	17.6	17.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(5.3)	(9.9)	—	(15.2)
Total benefits and expenses	1,694.8	138.8	18.9	1,852.5
Income (loss) before income taxes	$264.6	$31.1	$(3.7)	$292.0
Total assets	$6,479.4	$4,581.2	$151.4	$11,212.0

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth carrying amounts and estimated fair values for financial instruments at December 31:

	2006		2005
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Investments:
Investment securities	$4,786.0	$4,786.0	$4,613.2	$4,613.2
Commercial mortgage loans, net	3,303.1	3,316.0	3,287.6	3,243.7
Policy loans	4.0	4.0	4.0	4.0
Liabilities:
Total other policyholder funds, investment type contracts	$2,517.6	$2,550.7	$2,255.8	$2,286.9
Long-term debt	276.0	261.1	281.3	260.1

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

5. INVESTMENT SECURITIES

The following table sets forth amortized cost and estimated fair values of investment securities available-for-sale at December 31:

	2006
(In millions)	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Available-for-sale:
U.S. government and agency bonds	$443.6	$13.2	$3.0	$453.8
Bonds of states and political subdivisions of the U.S.	84.5	2.0	1.4	85.1
Foreign government bonds	19.8	—	0.1	19.7
Corporate bonds	4,211.8	71.9	56.3	4,227.4
Total investment securities	$4,759.7	$87.1	$60.8	$4,786.0

StanCorp Financial Group, Inc.	45

Part II

	2005
(In millions)	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Available-for-sale:
U.S. government and agency bonds	$429.3	$18.4	$1.9	$445.8
Bonds of states and political subdivisions of the U.S.	93.1	3.0	0.7	95.4
Foreign government bonds	15.8	0.2	—	16.0
Corporate bonds	3,980.0	113.4	37.4	4,056.0
Total investment securities	$4,518.2	$135.0	$40.0	$4,613.2

The following table sets forth the contractual maturities of investment securities available-for-sale at December 31:

	2006		2005
(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in 1 year or less	$346.7	$346.7	$263.4	$264.8
Due in 1-5 years	1,856.7	1,858.3	1,582.9	1,598.3
Due in 5-10 years	1,531.5	1,517.9	1,672.5	1,679.9
Due after 10 years	1,024.8	1,063.1	999.4	1,070.2
Total investment securities	$4,759.7	$4,786.0	$4,518.2	$4,613.2

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds represented 2.1%, or $99.1 million, of our investment securities at December 31, 2006.

The following table sets forth net investment income summarized by type of investment for the years ended December 31:

(In millions)	2006	2005	2004
Investment securities available-for-sale	$263.0	$248.0	$251.0
Commercial mortgage loans	217.0	223.9	200.7
Real estate	5.3	5.0	6.4
Policy loans	0.3	0.2	0.3
Other	8.1	4.1	1.6
Gross investment income	493.7	481.2	460.0
Investment expenses	(14.8)	(16.0)	(14.7)
Net investment income	$478.9	$465.2	$445.3

The following table sets forth capital gains (losses) for the years ended December 31:

(In millions)	2006	2005	2004
Gains:
Investment securities available-for-sale	$4.6	$7.1	$10.2
Commercial mortgage loans	1.4	4.7	0.9
Real estate	4.0	—	1.9
Gross capital gains	10.0	11.8	13.0
Losses:
Investment securities available-for-sale	(2.9)	(8.9)	(1.5)
Capitalized software	(0.5)	—	—
Real estate	(4.7)	(0.7)	—
Gross capital losses	(8.1)	(9.6)	(1.5)
Net capital gains	$1.9	$2.2	$11.5

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.2 million and $6.4 million at December 31, 2006 and 2005, respectively.

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

			Aging
	At December 31, 2006		Less Than 12 Months		12 or More Months
	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
Bonds:
U.S. government and agency	90	$3.0	81	$2.8	9	$0.2
State and political subdivisions of the U.S.	34	1.4	31	1.3	3	0.1
Foreign government	3	0.1	3	0.1	—	—
Corporate	1,794	56.3	1,651	52.0	143	4.3
	1,921	$60.8	1,766	$56.2	155	$4.6
Fair market value of securities with unrealized losses:
Bonds:
U.S. government and agency	90	$161.0	81	$149.3	9	$11.7
State and political subdivisions of the U.S.	34	41.0	31	38.0	3	3.0
Foreign government	3	11.6	3	11.6	—	—
Corporate	1,794	2,374.7	1,651	2,194.8	143	179.9
	1,921	$2,588.3	1,766	$2,393.7	155	$194.6

46	StanCorp Financial Group, Inc.

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

			Aging
	At December 31, 2005		Less Than 12 Months		12 or More Months
	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
Bonds:
U.S. government and agency	59	$1.9	51	$1.6	8	$0.3
State and political subdivisions of the U.S.	29	0.7	21	0.3	8	0.4
Corporate	1,470	37.4	1,266	27.8	204	9.6
	1,558	$40.0	1,338	$29.7	220	$10.3
Fair market value of securities with unrealized losses:
Bonds:
U.S. government and agency	59	$98.7	51	$89.6	8	$9.1
State and political subdivisions of the U.S.	29	36.0	21	26.5	8	9.5
Corporate	1,470	1,709.9	1,266	1,468.2	204	241.7
	1,558	$1,844.6	1,338	$1,584.3	220	$260.3

6. COMMERCIAL MORTGAGE LOANS, NET

The Company underwrites mortgage loans on commercial property and in addition to real estate collateral, requires either partial or full recourse on most loans. The following table sets forth the geographic concentration of commercial mortgage loans at December 31:

	2006		2005
(In millions)	Amount	Percent	Amount	Percent
California	$1,036.2	31.2%	$1,011.0	31.2%
Texas	332.4	10.1	316.3	9.7
Florida	174.4	5.3	126.4	3.9
Georgia	143.3	4.3	109.2	3.4
Other	1,629.7	49.1	1,680.8	51.8
Total commercial mortgage loans	$3,316.0	100.0%	$3,243.7	100.0%

Although the Company underwrites commercial mortgage loans throughout the United States, commercial mortgage loans in California represent a concentration of credit risk at 31% of our commercial mortgage loan portfolio at December 31, 2006 and 2005. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses. We do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten.

Historically, our experience in California has been consistent with our experience in other states. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The commercial mortgage loan valuation allowance is estimated based on evaluating known and inherent risks in the loan portfolio. The allowance is based on management’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience, economic conditions, and individual loan analysis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest. Loan impairment is measured using discounted cash flows except when the current fair value, reduced by costs to sell, is determinable. Loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance.

Commercial mortgage loans foreclosed and transferred to real estate were $1.8 million and $1.3 million for 2006 and 2005, respectively. There were no commercial mortgage loans foreclosed and transferred to real estate during 2004. At December 31, 2006 and 2005, we had commercial mortgage loans totaling $2.9 million and $0.3 million, respectively, that were more than sixty days delinquent and of these amounts, $1.2 and $0.3 million, respectively, were in the process of foreclosure. The following table sets forth commercial mortgage loan valuation and allowance provisions at December 31:

(In millions)	2006	2005	2004
Balance at beginning of the year	$2.5	$2.3	$2.6
Provisions (recapture)	(0.1)	0.2	(0.3)
Charge offs	—	—	—
Balance at end of the year	$2.4	$2.5	$2.3

StanCorp Financial Group, Inc.	47

Part II

7. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company purchases S&P 500 Index options in conjunction with our sales of indexed annuities. These investments are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to index-based interest rate guarantees for the current reset period. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires companies to recognize all derivative investments as assets in the balance sheet at fair value. The fair value of the Company’s derivative instruments of $3.0 million at December 31, 2006 is included in fixed maturity securities in the consolidated balance sheets. The increase in fair value associated with these investments for 2006 of $0.9 million is accounted for in the net investment income section of the income statement.

8. LIABILITY FOR UNPAID CLAIMS, CLAIMS ADJUSTMENT EXPENSES AND OTHER POLICYHOLDER FUNDS

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

(In millions)	2006	2005	2004
Balance at beginning of the year	$3,099.4	$2,958.1	$2,833.2
Less: reinsurance recoverable	(5.2)	(4.9)	(4.1)
Net balance at beginning of the year	3,094.2	2,953.2	2,829.1
Incurred related to:
Current year	995.9	944.1	907.8
Prior years	67.1	46.3	7.0
Total incurred	1,063.0	990.4	914.8
Paid related to:
Current year	(288.9)	(269.3)	(250.4)
Prior years	(615.5)	(580.1)	(540.3)
Total Paid	(904.4)	(849.4)	(790.7)
Net balance at end of the year	3,252.8	3,094.2	2,953.2
Plus: reinsurance recoverable	5.9	5.2	4.9
Balance at end of the year	$3,258.7	$3,099.4	$2,958.1

Other policyholder funds at December 31, 2006, 2005 and 2004 included $1.29 billion, $ 1.14 billion and $954.9 million, respectively, of employer-sponsored defined contribution and benefit plans funds, and $988.3 million, $986.7 million and $938.4 million, respectively, of individual fixed annuity funds.

9. LONG-TERM DEBT

The following table sets forth the Company’s long-term debt at December 31:

(In millions)	2006	2005
Long-term debt:
Senior notes	$250.0	$250.0
Other long-term borrowings	11.1	10.1
Total long-term debt	$261.1	$260.1

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

48	StanCorp Financial Group, Inc.

10. INCOME TAXES

The provision for income taxes was as follows for the years ended December 31:

(In millions)	2006	2005	2004
Current	$103.6	$113.6	$117.2
Deferred	2.3	0.9	(24.6)
Total income taxes	$105.9	$114.5	$92.6

The difference between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded tax expense is reconciled as follows:

(In millions)	2006	2005	2004
Tax at federal corporate rate of 35%	$108.4	$113.9	$102.2
Increase (decrease) in rate resulting from:
Tax exempt interest	(0.4)	(0.4)	(0.6)
Dividends received deduction	(2.6)	(1.6)	(2.5)
State income taxes, net of federal benefit	3.0	3.3	3.0
Uncertainties and adjustments	(1.3)	0.7	(8.3)
Other	(1.2)	(1.4)	(1.2)
Total income taxes	$105.9	$114.5	$92.6

The tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability was as follows at December 31:

(In millions)	2006	2005	2004
Policyholder liabilities	$17.1	$17.7	$9.1
Deferred gain on disposal of block of business	1.3	1.4	1.5
Retirement plans for employees	3.5	7.4	9.3
Loss carryforwards	26.4	3.9	—
Initial application of SFAS No. 158	13.2	—	—
Other	3.1	0.9	—
Total deferred tax assets	64.6	31.3	19.9
Less valuation allowance	—	0.9	—
Net deferred tax assets	64.6	30.4	19.9
Investments	0.5	9.3	10.0
Net unrealized capital gains	9.8	34.0	76.5
Capitalized software	6.9	8.9	7.2
Deferred policy acquisition costs	57.4	48.9	40.9
Intangible	9.4	—	—
Other	3.5	2.9	0.4
Total deferred tax liabilities	87.5	104.0	135.0
Net deferred tax liability	$22.9	$73.6	$115.1

The Company is carrying forward net operating losses of $11.2 million that originated in StanCorp and The Standard Life Insurance Company of New York. The losses will be used in future years to offset taxable income from those entities to the degree allowed by the Internal Revenue Code. If unutilized, $4.1 million would expire in 2024, $2.5 million would expire in 2025, $2.8 million would expire in 2026 and $1.8 million would expire in 2027. In addition, the Company is carrying forward a $57.7 million net operating loss from the acquisition of Invesmart. This carryforward is subject to Internal Revenue Service (“IRS”) limitations, which potentially reduce the annual amount that may be utilized. IRS regulations provide for the carryforward to be used ratably over the next 17 years.

11. PENSION BENEFITS

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

Effective December 31, 2006, Standard adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of our benefit plans, measured as the difference between the plan assets at fair value and the projected benefit obligation, as an asset or liability and to measure the funded status of the plans as of the year-end balance sheet date.

SFAS No. 158 also requires the Company to recognize as a component of accumulated other comprehensive income (loss), net of tax, the actuarial gains or losses and prior services costs or credits that are excluded from the net periodic benefit cost. The following table sets forth the amounts recognized in accumulated other comprehensive loss at December 31, 2006:

(In millions)	2006
Net loss	$28.7
Prior service credit	(1.6)
Transition asset	(0.1)
Total recognized in accumulated other comprehensive loss	$27.0

The estimated net loss, prior service credit and transition asset for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 are $2.0 million, $0.3 million and $0.2 million, respectively.

StanCorp Financial Group, Inc.	49

Part II

The following table provides a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of assets and the funded status at December 31:

(In millions)	2006	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$(204.1)	$(184.7)	$(152.9)
Service cost	(8.0)	(7.6)	(6.3)
Interest cost	(12.4)	(11.2)	(10.1)
Actuarial loss	(5.6)	(4.7)	(19.3)
Benefits paid	4.3	4.1	3.9
Projected benefit obligation at end of the year	(225.8)	(204.1)	(184.7)
Change in plan assets:
Fair value of plan assets at beginning of the year	191.4	157.2	148.2
Actual gain on plan assets	15.5	12.5	13.1
Employer contributions	25.0	26.0	—
Benefits paid and estimated expenses	(4.4)	(4.3)	(4.1)
Fair value of plan assets at end of the year	227.5	191.4	157.2
Funded status at end of the year	$1.7	$(12.7)	$(27.5)

A minimum pension liability adjustment is required when the actuarial present value of the projected benefit obligation exceeds plan assets. The plan assets of our plans exceed the projected benefit obligation. The following table summarizes the projected and accumulated benefit obligations and the fair value of assets for our plans at December 31:

(In millions)	2006	2005	2004
Projected benefit obligation	$225.8	$204.1	$184.7
Accumulated benefit obligation	191.8	173.9	157.2
Fair value of assets	227.5	191.4	157.2

Plan assets

The following table sets forth the Company’s target and actual weighted-average asset allocations for defined benefit pension plans at December 31:

		2006	2005
	Target Allocation	Percentage of Plan Assets
Asset Category:
Equity securities	50.0%	47.1%	47.1%
Debt securities	50.0	52.9	52.9
Total	100.0%	100.0%	100.0%

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

The following table sets forth net periodic benefit cost and obligation assumptions used in the measurement of the benefit obligations for the years ended December 31:

(In millions)	2006	2005	2004
Service cost	$8.2	$7.7	$6.3
Interest cost	12.4	11.2	10.1
Expected return on plan assets	(14.4)	(12.1)	(11.2)
Amortization of unrecognized transition asset	(0.2)	(0.2)	(0.2)
Amortization of prior service cost	(0.3)	(0.3)	(0.3)
Amortization of net actuarial loss	2.5	2.3	1.0
Net periodic benefit cost	$8.2	$8.6	$5.7
Weighted-average assumptions:
Assumptions used for net periodic benefit cost
Discount rate	5.75%	5.75%	6.25%
Expected return on plan assets	7.61	7.58	7.65
Rate of compensation increase (Home Office Plan)	4.50	4.50	4.50
Assumption used to determine benefit obligations:
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase (Home Office Plan)	4.50	4.50	4.50

The long run rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category. Because the average equity market value returns over the last 30 years generally have been higher than the long run expected rate of return, the historical average return used to determine the expected return on plan assets was reduced by 20% to better reflect the expected long run rate of return.

Equity securities in the employee pension plan portfolio totaled $107.2 million and $90.1 million at December 31, 2006 and 2005, respectively. The plan held no StanCorp securities as plan assets at December 31, 2006 and 2005.

In 2006, the Company contributed $25.0 million to the employee pension plan. The Company is not obligated to make any contributions to its pension plans for 2007.

The expected benefit payments for the Company’s pension plans are as follows for the years indicated:

(In millions)	Amount
2007	$5.0
2008	5.5
2009	6.1
2010	6.8
2011	7.8
2012 – 2016	55.0

50	StanCorp Financial Group, Inc.

Deferred compensation plans

Substantially all eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Invesmart under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for 2006, 2005 and 2004 were $6.6 million, $5.9 million and $5.2 million, respectively.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. The unfunded status was $17.2 million and $15.8 million at December 31, 2006 and 2005, respectively. Expenses were $1.8 million, $1.6 million and $1.4 million for 2006, 2005 and 2004, respectively. At December 31, 2006, a loss of $2.2 million, net of tax, was reported in accumulated other comprehensive income (loss), and $17.2 million was reflected in other liabilities.

Eligible executive officers, directors, agents and group producers may participate in non-qualified deferred compensation plans under which a portion of the deferred compensation may be matched. The liability for the plans was $8.1 million and $7.8 million at December 31, 2006 and 2005, respectively.

12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically, and are based on retirees’ length of service and age at retirement. Effective January 1, 2006, participation in the postretirement benefit plan is limited to employees who either have reached the age of 40 as of January 1, 2006, or whose combined age and length of service are equal to or greater than 45 years as of January 1, 2006. The reduction in participant eligibility requirements did not have a material impact on our financial statements.

The funded or underfunded status of the postretirement benefit plan, reflected as an asset or liability, is measured as the difference between the fair value of plan assets and the projected benefit obligation. At December 31, 2006, a liability of $4.0 million was reflected on the balance sheet for this plan.

The gains and losses, and prior servicing costs or credits that are excluded from the projected benefit obligation are recognized as a component of accumulated other comprehensive income (loss), net of tax. The following table sets forth the amounts recognized in accumulated other comprehensive loss at December 31, 2006:

(In millions)	2006
Net gain	$(2.6)
Prior service credit	(2.1)
Total recognized in accumulated other comprehensive loss	$(4.7)

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 are $0.1 million and $0.4 million, respectively.

The Company uses a December 31 measurement date for the postretirement benefit plan. The following table provides a reconciliation of the changes in the postretirement benefit plan’s accumulated benefit obligations, fair value of assets and the funded status for the years ended December 31:

(In millions)	2006	2005	2004
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$(22.5)	$(27.6)	$(27.5)
Service cost	(0.9)	(1.2)	(1.4)
Interest cost	(1.1)	(1.1)	(1.5)
Amendments	(0.5)	—	—
Actuarial gain	4.8	5.9	2.1
Benefits paid	0.3	0.4	0.6
Curtailment	—	1.1	—
Accumulated postretirement benefit obligation at end of the year	(19.9)	(22.5)	(27.7)
Change in postretirement benefit plan assets:
Fair value of plan assets at beginning of the year	15.3	14.9	14.3
Actual gain on plan assets	0.6	0.4	0.6
Employer contributions	0.3	0.5	0.6
Benefits paid and estimated expenses	(0.3)	(0.5)	(0.6)
Fair value of plan assets at end of the year	15.9	15.3	14.9
Funded status at end of the year	$(4.0)	$(7.2)	$(12.8)

The projected discounted cash flow obligation for the postretirement benefit plan was $29.9 million and $33.4 million at December 31, 2006 and 2005, respectively.

For the postretirement benefit plan, the assumed health care cost trend rates were assumed to increase as follows for the years ended December 31:

	2006	2005
Health care cost trend rate assumed for next year:
Medical	8.25%	9.25%
Prescription	10.00	12.00
HMO (blended)	8.00	9.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(1)	5.25	5.25

(1)	Year that the rate reaches the ultimate trend is 2010.

StanCorp Financial Group, Inc.	51

Part II

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.3	$(0.2)
Effect on postretirement benefit obligation	2.4	(2.0)

The following table sets forth the Company’s target and actual weighted-average asset allocations for the postretirement medical plan for the years ended December 31:

	Target	2006	2005
Asset category:
Debt securities	100.0%	99.0%	97.0%
Other	—	1.0	3.0
Total	100.0%	100.0%	100.0%

Net periodic benefit cost and obligation assumptions used in the measurement of the postretirement benefit obligations were as follows for the years ended December 31:

(Dollars in millions)	2006	2005	2004
Service cost	$1.0	$1.2	$1.4
Interest cost	1.0	1.1	1.5
Expected return on plan assets	(0.8)	(0.8)	(0.8)
Amortization of prior service cost	(0.4)	(0.6)	(0.7)
Amortization of net actuarial (gain) loss	(0.2)	—	0.2
Curtailment	—	(2.3)	—
Net periodic benefit cost (income)	$0.6	$(1.4)	$1.6
Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	5.75%	5.75%	6.25%
Expected return on plan assets	5.50	5.50	5.50
Rate of compensation increase graded by age	4.50	4.50	5.00
Assumption used to determine benefit obligations:
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase graded by age	4.50	4.50	4.50

At December 31, 2006, the Company had contributed approximately $0.3 million to fund the postretirement benefit plan. The Company expects to make contributions of $0.7 million to its postretirement benefit plan in 2007.

The expected benefit payments for the Company’s postretirement benefit plan for the years indicated are as follows:

Expected Benefit Payment
(In millions)
2007	$0.7
2008	0.7
2009	0.8
2010	0.8
2011	0.9
2012 – 2016	5.8

13. SHARE-BASED COMPENSATION

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

The 2002 Stock Incentive Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 2.9 million. At December 31, 2006, 1.8 million shares or options for shares have been issued under the 2002 plan.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this section.

Compensation costs related to all share-based compensation arrangements were $8.7 million, $6.4 million and $6.5 million for 2006, 2005 and 2004, respectively. The related tax benefits were $3.0 million, $2.2 million and $2.3 million for the same periods, respectively.

The Company has provided three types of share-based compensation pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan: option grants to directors, officers and certain non-officer employees; restricted stock grants to officers; and stock retainer fees to directors.

Option grants

Options are granted to directors, officers and certain non-officer employees. Directors and officers receive annual grants in amounts determined by the compensation committee of the board of directors. Officers also receive options when hired or promoted. In addition, the chief executive officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the market closing price of the stock on the date of grant. Directors’ options vest in one year with all others vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the

52	StanCorp Financial Group, Inc.

change of control agreement. Options generally expire 10 years from the grant date.

A summary of option activity and options outstanding and exercisable is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2004	2,294,818	$20.62	7.1	$24,844,598
Granted	561,950	32.50
Exercised	(539,800)	16.85
Forfeited	(154,666)	27.48
Outstanding, December 31, 2004	2,162,302	24.19	7.3	36,974,736
Granted	431,200	41.11
Exercised	(354,002)	19.80
Forfeited	(21,252)	27.87
Outstanding, December 31, 2005	2,218,248	28.14	7.0	48,378,159
Granted	433,350	49.96
Exercised	(244,327)	21.28
Forfeited	(54,754)	40.33
Expired	(1,855)	12.24
Outstanding, December 31, 2006	2,350,662	32.61	6.7	31,305,782
Exercisable, December 31, 2006	1,407,192	26.27	5.7	26,432,204

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

	2006	2005	2004
Dividend yield	1.48%	1.27%	1.27%
Expected stock price volatility	23.0-28.9	22.9-26.3	28.7-30.6
Risk-free interest rate	4.17-5.14	3.58-4.49	3.49-4.20
Expected option lives	5.0 years	5.0 years	5.5 years

The weighted-average grant-date fair value of options granted was $13.14, $10.73 and $9.98 during 2006, 2005 and 2004, respectively. The total intrinsic value of the options exercised was $6.8 million, $8.6 million and $9.7 million for the same periods, respectively. The amount received from the exercise of stock options was $5.2 million, $7.0 million and $9.1 million for 2006, 2005 and 2004, respectively. The related tax benefit derived from the tax deduction received by the Company for the difference between the stock price and the exercise price when the options were exercised was $2.4 million, $3.0 million and $3.4 million for 2006, 2005 and 2004, respectively.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. At December 31, 2006, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $6.2 million. This cost will be recognized over the next four years.

Restricted stock grants

Restricted stock grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.5 million shares available for issuance as restricted stock at December 31, 2006.

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

On December 8, 2006, the Compensation and Organization Committee of the board of directors of StanCorp approved a revised form of long-term incentive award agreement to be used in connection with future grants of performance-based awards to executives. Under the new agreement, which will apply for the 2009 performance period, stock will be issued at the end of the performance period based on satisfaction of employment and financial performance conditions with a portion of the shares withheld to cover required tax withholding.

The compensation cost of these awards is measured using an estimate of the number of shares that will vest at the end

StanCorp Financial Group, Inc.	53

Part II

of the performance period, multiplied by the fair market value of StanCorp stock. For shares, the fair market value is measured at the grant date. For cash units, the value is measured as of the date of the financial statements.

A summary of the performance-based restricted stock activity and its characteristics are presented below:

	Restricted Shares	Cash Units	Weighted- Average Grant-Date Fair Value
Unvested balance, January 1, 2004	213,016	—	$25.37
Granted	154,800	102,600
Vested	(129,664)	—
Forfeited	(117,552)	(22,800)
Unvested balance, December 31, 2004	120,600	79,800	32.69
Granted	40,494	25,980
Vested	(28,220)	(18,674)
Forfeited	(11,980)	(7,928)
Unvested balance, December 31, 2005	120,894	79,178	35.27
Granted	43,261	28,605
Vested	(31,945)	(21,137)
Forfeited	(10,291)	(6,821)
Unvested balance, December 31, 2006	121,919	79,825	41.37

There were 43,261, 40,494 and 154,800 performance-based shares or cash units granted during 2006, 2005 and 2004 respectively. The weighted-average grant-date fair value of both performance-based shares and cash units granted during 2006, 2005 and 2004 was $50.16, $40.41 and $32.69, respectively. The total value of performance-based shares vested and cash units paid was $2.8 million, $2.1 million and $4.4 million for 2006, 2005 and 2004, respectively.

Unvested performance-based shares and cash units at December 31, 2006, are scheduled to vest or be forfeited depending on the attainment of predetermined performance goals during 2007 and 2008. Assuming the target is achieved for each performance goal and valuing cash units at the price of StanCorp stock on December 31, 2006, $4.5 million in additional compensation cost would be recognized over this same time period. The compensation cost that will ultimately be recognized is dependent on the Company’s financial performance and the price of the Company’s stock on the vesting date. This future cost is expected to be recognized over a weighted-average period of 1.6 years based on the unrecognized cost for each award and the length of time until the vesting date.

Retention-based restricted stock

Awards of retention-based restricted stock are made less frequently and at irregular intervals by the Compensation

Committee of the board of directors to certain senior officers. Participants vest with respect to the stock after completion of a specified period of employment, generally three or four years. The compensation cost of these awards is measured using the fair market value of the stock at the grant date and is amortized over the specified period of employment. There was $0.3 million of total unrecognized compensation cost related to unvested retention-based shares at December 31, 2006, which is expected to be recognized over a weighted-average period of 0.9 years.

A summary of the retention-based restricted stock activity and its characteristics are presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value
Unvested balance, January 1, 2004	54,000	$23.14
Granted	7,000	32.47
Vested	(30,000)	24.17
Unvested balance, December 31, 2004	31,000	24.17
Granted	—	—
Vested	(12,000)	18.75
Unvested balance, December 31, 2005	19,000	27.59
Granted	8,000	50.36
Vested	(4,000)	26.54
Unvested balance, December 31, 2006	23,000	35.55

Stock retainer fees to directors

The Company uses StanCorp common stock pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan to pay a portion of the retainer fees to members of the Company’s board of directors each quarter. Total retainer fees are fixed in dollars. Directors receive one-third of the retainer fees in stock and receive the remainder in cash. The number of shares issued varies according to the market value of the stock on the date of the issue. The shares are fully vested when issued. The number of director shares issued was 3,617, 4,210 and 5,222 during 2006, 2005 and 2004, respectively. The weighted-average fair value for the shares issued was $49.83, $40.94 and $33.25 for the same periods, respectively.

On November 6, 2006, the board of directors of StanCorp approved a new director compensation schedule that will become effective May 7, 2007. Under the new schedule, each director who is not an employee of StanCorp or Standard will receive cash retainer fees to be paid quarterly. Additionally, each director will receive 1,000 shares of common stock beginning on the day preceding the annual shareholders’ meeting in May 2008.

54	StanCorp Financial Group, Inc.

Employee share purchase plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period, or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.9 million remain available at December 31, 2006.

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

	2006	2005	2004
Dividend yield	1.48%	1.27%	1.27%
Expected stock price volatility	24.9-32.7	22.0-22.9	29.3-30.6
Risk-free interest rate	4.36-5.17	2.59-3.21	1.75-3.91
Expected option lives	0.5 years	0.5 years	0.5 years

The weighted-average per-share fair value for the Company’s ESPP offerings was $10.68, $7.66 and $7.30 during 2006, 2005 and 2004, respectively. The Company’s compensation cost resulting from the ESPP was $1.2 million, $0.9 million and $0.9 million for 2006, 2005 and 2004, respectively. The related tax benefit was $0.4 million, $0.3 million and $0.3 million for the same periods, respectively.

14. REINSURANCE

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

In order to limit our losses from large exposures, we enter into reinsurance agreements with other insurance companies. During 2004, we reviewed our retention limits and, based on our then current size and recent experience, increased our maximum retention limits for our group and individual disability and group life and AD&D contracts. Effective October 1, 2004, we increased our maximum retention limits per individual for group life and AD&D combined from $500,000 to $750,000. Our maximum retention for group disability insurance increased generally from $10,000 to $15,000 monthly benefit per individual. Our maximum retention increased generally from $3,500 to $5,000 monthly benefit per individual for individual disability policies with effective dates on or after October 1, 2004. On certain Minnesota Life business, we have a maximum retention of $6,000 monthly benefit per individual.

Standard participates in a reinsurance and third party administration arrangement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2006, was $216.8 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3% of the Company’s total premiums for each of the three years 2006, 2005 and 2004. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

During 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement that provides for 20% of the net dental premiums written by Standard and the risk associated with this premium, to be ceded to Ameritas.

In addition to product-specific reinsurance arrangements, we maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D. In July 2006, we entered into a new catastrophe reinsurance agreement for catastrophe losses related to group life and AD&D. This agreement excludes nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and our

StanCorp Financial Group, Inc.	55

Part II

participation in a catastrophe reinsurance pool discussed below, we have coverage of up to $320 million per event.

Subsequent to the terrorist events of September 11, 2001, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over approximately 31 participating members. The annual fees paid by the Company to participate in the pool and claims to date have been minor. As a member of the pool, we are exposed to maximum potential losses experienced by other participating members of up to $81 million for a single event for losses submitted by a single company, and a maximum of $201 million for a single event for losses submitted by multiple companies. If we had been a member of the pool on September 11, 2001, the estimated pre-tax charges related to the terrorist events would have been approximately $15 million, compared to pre-tax charges of $5 million incurred. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

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

The following table sets forth reinsurance information at or for the years ended December 31:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2006:
Life insurance in force	$271,276.9	$4,907.2	$112.2	$266,481.9	—%
Premiums:
Life insurance and annuities	$792.5	$62.6	$—	$729.9	—%
Accident and health insurance	1,144.9	55.2	115.4	1,205.1	9.6
Total premiums	$1,937.4	$117.8	$115.4	$1,935.0	6.0%
2005:
Life insurance in force	$241,268.8	$5,035.9	$120.7	$236,353.6	0.1%
Premiums:
Life insurance and annuities	$741.5	$63.7	$0.4	$678.2	0.1%
Accident and health insurance	1,077.4	48.3	119.2	1,148.3	10.4
Total premiums	$1,818.9	$112.0	$119.6	$1,826.5	6.5%
2004:
Life insurance in force	$206,435.2	$5,021.9	$4,188.0	$205,601.3	2.0%
Premiums:
Life insurance and annuities	$661.6	$67.7	$15.5	$609.4	2.5%
Accident and health insurance	949.7	50.8	145.7	1,044.6	13.9
Total premiums	$1,611.3	$118.5	$161.2	$1,654.0	9.7%

Recoveries recognized under reinsurance agreements were $56.4 million, $52.8 million and $50.6 million for 2006, 2005 and 2004, respectively. Amounts recoverable from reinsurers were $913.6 million and $897.7 million at December 31, 2006 and 2005, respectively. Of these amounts, $789.2 million and

$781.1 million were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. See “Note 15—Reinsurance of Blocks of Business.”

56	StanCorp Financial Group, Inc.

15. REINSURANCE OF BLOCKS OF BUSINESS

Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2006, was approximately $505.1 million. Approximately $60 million in VOBA was capitalized related to the reinsurance agreement. Regarding the effect of the adoption of SOP 05-1, see “Note 1— Summary of Significant Accounting Policies—Accounting Pronouncements.”

Effective October 1, 2000, Standard assumed through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2006, was $606.3 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. We have signed a successor agreement to the national marketing agreement, which is effective through 2009.

Effective January 1, 2001, Standard ceded to Protective Life, through a reinsurance agreement, Standard’s individual life insurance product line. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding statutory liabilities. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s books and an equal amount is recorded as a recoverable from the reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life. The amount of assets required to be maintained in the trust is determined quarterly.

16. INSURANCE INFORMATION

The following table sets forth insurance information at or for the years ended December 31:

	Deferred Acquisition Costs(1)	Future Policy Benefits and Claims	Other Policy- holder Funds	Premium Revenue	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of Deferred Acquisition Costs(1)	Other Operating Expenses(2)
2006:
Insurance Services	$228.1	$4,790.7	$477.9	$1,927.4	$313.4	$1,510.4	$37.2	$456.7
Asset Management	52.4	136.9	2,459.9	7.6	151.3	100.4	5.6	98.4
Total	$280.5	$4,927.6	$2,937.8	$1,935.0	$464.7	$1,610.8	$42.8	$555.1
2005:
Insurance Services	$202.9	$4,551.0	$429.8	$1,816.4	$303.3	$1,381.0	$33.3	$447.4
Asset Management	41.0	138.3	2,219.5	10.1	140.3	95.3	4.5	64.8
Total	$243.9	$4,689.3	$2,649.3	$1,826.5	$443.6	$1,476.3	$37.8	$512.2
2004:
Insurance Services	$186.1	$4,348.1	$423.1	$1,650.0	$302.5	$1,282.9	$39.6	$411.9
Asset Management	30.8	136.5	1,977.8	4.0	133.9	84.8	2.9	54.0
Total	$216.9	$4,484.6	$2,400.9	$1,654.0	$436.4	$1,367.7	$42.5	$465.9

(1)	DAC and amortization of DAC including VOBA and amortization of VOBA.
(2)	Other operating expenses include operating expenses, commissions and bonuses, premium taxes, and the net increase in DAC.

StanCorp Financial Group, Inc.	57

Part II

17. REGULATORY MATTERS

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Practices set forth in publications of the National Association of Insurance Commissioners (“NAIC”).

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices which differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and the interest maintenance reserve are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements, but only those deferred tax assets that will be realized within one year are admitted assets; j) surplus notes are included in capital and surplus; and k) interest on surplus notes is not recorded as a liability nor an expense until approval for payment of such interest has been granted by the commissioner of the state of domicile.

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled.

During 2005 and 2006, Standard made distributions to StanCorp totaling $150.8 million and $147.0 million, respectively. In February 2007, Standard’s board of directors approved a dividend to StanCorp of $95 million, subject to the approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division.

State insurance departments require insurance enterprises to adhere to minimum Risk-based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2006 and 2005, the insurance subsidiaries’ capital levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The authorized control level RBC was $175.3 million and $164.6 million at December 31, 2006 and 2005, respectively.

Effective December 31, 2006, the NAIC adopted changes to the RBC calculation that require insurance companies to undertake additional testing to determine the risk-based capital requirement for certain annuities and single payment life insurance. The change did not significantly impact the authorized control level RBC at December 31, 2006.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries as reported to state insurance regulatory authorities with the Company’s GAAP equity at December 31:

(In millions)	2006	2005
Statutory capital and surplus	$967.5	$968.7
Adjustment to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	232.6	218.3
Deferred acquisition costs, value of business acquired and intangibles	280.5	243.8
Deferred tax liabilities	(204.1)	(194.9)
Asset valuation reserve	96.6	88.2
Interest maintenance reserve	6.1	6.7
Valuation of investments	14.9	60.3
Equity of StanCorp and its non-insurance subsidiaries	(117.7)	(166.5)
Non-admitted assets	240.1	208.3
Prepaid pension cost	(41.1)	—
Other, net	(10.9)	(19.1)
GAAP equity	$1,464.5	$1,413.8

58	StanCorp Financial Group, Inc.

The following table reconciles statutory gain from operations as reported to insurance regulatory authorities with GAAP net income for the years ended December 31:

(In millions)	2006	2005	2004
Statutory gain from operations	$170.9	$207.5	$192.1
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	14.3	6.4	(16.0)
Deferred acquisition costs and value of business acquired, net of amortization	36.7	23.8	14.7
Deferred income taxes	(2.3)	(0.9)	24.6
Current income taxes	(5.3)	(7.1)	(32.6)
Surplus note interest	—	—	4.3
Earnings of StanCorp and its non-insurance subsidiaries	(3.1)	(10.5)	1.4
Reinsurance ceding commission	(9.9)	(9.6)	(10.0)
Reserve increase due to change in valuation basis	(7.5)	(6.3)	—
Deferred capital gains (interest maintenance reserve)	3.8	2.2	10.8
Other, net	6.2	5.6	10.1
GAAP net income	$203.8	$211.1	$199.4

18. PARENT HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

Set forth below are the unconsolidated condensed financial statements of StanCorp. The significant accounting policies used in preparing StanCorp’s financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company except that StanCorp’s subsidiaries are carried under the equity method.

The following table presents StanCorp’s condensed statements of income for the years ended December 31:

(In millions)	2006	2005	2004
Revenues:
Net investment income (loss)	$3.3	$0.8	$(0.6)
Total	3.3	0.8	(0.6)
Expenses:
Interest expense	17.6	18.4	17.5
Operating expenses	5.3	7.8	4.0
Total	22.9	26.2	21.5
Loss before income taxes and equity in net income of subsidiaries	(19.6)	(25.4)	(22.1)
Income taxes	(5.0)	(2.9)	(0.5)
Surplus note interest, affiliated entity	—	4.4	10.5
Equity in net income of subsidiaries	218.4	229.2	210.5
Net income	$203.8	$211.1	$199.4

The following table presents StanCorp’s condensed balance sheets at December 31:

(In millions)	2006	2005
Assets
Cash and cash equivalents	$—	$15.1
Investment in subsidiaries	1,704.7	1,598.4
Receivable from subsidiaries	8.4	9.9
Other assets	13.7	47.6
Total	$1,726.8	$1,671.0
Liabilities and Shareholders’ Equity
Payable to subsidiaries	$6.6	$—
Other liabilities	255.7	257.2
Total shareholders’ equity	1,464.5	1,413.8
Total	$1,726.8	$1,671.0

The following table presents StanCorp’s condensed statements of cash flows for the years ended December 31:

(In millions)	2006	2005	2004
Operating:
Net income	$203.8	$211.1	$199.4
Change in operating assets and liabilities	(0.9)	(1.8)	8.9
Net cash provided by operating activities	202.9	209.3	208.3
Investing:
Investment in subsidiaries	(321.1)	(244.9)	(233.2)
Dividends received from subsidiaries	147.0	84.8	9.9
Surplus note	—	75.0	125.0
Investment securities and other	34.7	2.3	(37.6)
Net cash used in investing activities	(139.4)	(82.8)	(135.9)
Financing:
Receivable from affiliates, net	6.6	—	9.4
Issuance and repurchase of common stock, net	(50.4)	(87.9)	(55.1)
Dividends on common stock	(34.8)	(34.2)	(28.4)
Net cash used in financing activities	(78.6)	(122.1)	(74.1)
Increase (decrease) in cash and cash equivalents	(15.1)	4.4	(1.7)
Cash and cash equivalents, beginning of the year	15.1	10.7	12.4
Cash and cash equivalents, end of the year	$—	$15.1	$10.7

19. CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2006. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

StanCorp Financial Group, Inc.	59

Part II

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

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s leverage ratio (total debt to total capitalization) and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s leverage ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At December 31, 2006, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2015, with renewal options for periods ranging from one to ten years. Future minimum payments under the leases are 2007, $14.6 million; 2008, $11.8 million; 2009, $8.6 million; 2010, $4.4 million and thereafter, $5.3 million. Total rent expense was $9.6 million, $12.5 million and $14.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, minimum future rental receivables on non-cancelable leases of retail and office space with initial terms of one year or more are 2007, $11.5 million; 2008, $10.2 million; 2009, $9.2 million; 2010, $7.8 million and thereafter, $20.3 million.

The Company’s financing obligations generally include debts, lease payment obligations and commitments to fund commercial mortgage loans. The remaining obligations reflect the long-term portion of other liabilities and the Company’s obligations under our insurance and annuity product contracts. The following table summarizes the Company’s contractual obligations as of December 31, 2006:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations
Short-term debt and capital lease obligations	$2.4	$2.4	$—	$—	$—
Long-term debt and capital lease obligations	261.1	—	3.6	1.1	256.4
Interest on long-term debt obligations	109.1	17.8	35.5	35.4	20.4
Operating lease obligations	44.7	14.6	20.4	7.0	2.7
Funding requirements for commercial mortgage loans	160.7	160.7	—	—	—
Purchase obligations	2.8	1.5	0.9	0.3	0.1
Insurance obligations	4,597.7	768.5	984.1	761.9	2,083.2
Policyholder fund obligations	264.4	18.3	34.4	30.2	181.5
Other short-term and long-term liabilities according to GAAP	56.8	5.3	8.9	8.6	34.0
Total	$5,499.7	$989.1	$1,087.8	$844.5	$2,578.3

The Company’s long-term debt obligations consisted primarily of the $250 million 6.875%, 10-year senior notes.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2006, the Company had outstanding commitments to fund commercial mortgage loans totaling $160.7 million, with fixed interest rates ranging from 6.0% to 7.5%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to our disapproval, the commitment fee and deposit will be refunded to the borrower, less an administrative fee.

The purchase obligations in the table are related to non-cancelable telecommunication obligations, software maintenance agreements and other contractual obligations, all expiring in various years through 2012.

The insurance obligations in the table are actuarial estimates of the cash required to meet our obligations for future policy benefits and claims. These estimates do not

60	StanCorp Financial Group, Inc.

represent an exact calculation of our future benefit liabilities, but are instead based on assumptions, which involve a number of factors, including mortality, morbidity, recovery, the consumer price index, reinsurance arrangements and other sources of income for people on claim. Assumptions may vary by age and gender and, for individual policies, occupation class of the claimant; time elapsed since disablement; and contract provisions and limitations. Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors or if actual claims experience is materially inconsistent with our assumptions, could cause actual results to be materially different from the information presented in the table. Not included in the table is approximately $916.9 million in other reserve liabilities where the amount and timing of related payouts cannot be reasonably determined.

Policyholder fund obligations include payments based on currently scheduled withdrawals and annuity benefit payments stemming from liabilities shown on the balance sheet as policyholder funds. Not included in the table is approximately $2.55 billion in policyholder funds that may be withdrawn upon request. In addition, amounts presented also exclude separate account liabilities of $3.83 billion.

Other long-term liabilities reflected in the Company’s balance sheet at December 31, 2006, consisted of a $14.2 million tax reimbursement liability related to the block of life insurance business sold to Protective Life in 2001, $11.8 million in capital commitments related to our low-income housing investments, $25.3 million in unfunded liabilities for non-qualified deferred compensation and supplemental retirement plans, an accrued liability of $4.0 million for postretirement benefits, $0.7 million of accrued guarantee association payments and $0.8 million of remaining payments for StanCorp Investment Advisers acquisitions.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 14, 2005, the board of directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock on a post-stock-split basis. The repurchase program will be affected in the open market or in negotiated transactions through December 31, 2007, and replaced the Company’s previous share repurchase program.

During 2006, the Company repurchased approximately 1.5 million shares of common stock at a total cost of $70.1 million for a volume weighted-average price of $46.16 per common share. Also during 2006, the Company acquired 3,076 shares of common stock from an executive officer to cover the executive officer’s tax liabilities resulting from the release of performance-based shares and retention-based shares at a total cost of $0.2 million for a volume weighted-average price of $52.38 per common share.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter for the years indicated:

	2006
(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Premiums	$501.2	$479.4	$481.4	$473.0
Administrative fees	26.5	25.1	13.1	12.4
Net investment income	122.0	120.5	117.5	118.9
Net capital gains (losses)	2.8	2.1	(0.3)	(2.7)
Total revenues	652.5	627.1	611.7	601.6
Benefits to policyholders	371.3	374.1	385.3	382.4
Net income	67.5	54.7	42.9	38.7
Net income per common share:
Basic	$1.26	$1.02	$0.79	$0.71
Diluted	1.25	1.01	0.78	0.70

	2005
(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Premiums	$468.1	$457.1	$453.0	$448.3
Administrative fees	12.3	11.0	10.4	9.6
Net investment income	119.4	116.8	113.3	115.7
Net capital gains (losses)	(0.8)	3.7	0.5	(1.2)
Total revenues	599.0	588.6	577.2	572.4
Benefits to policyholders	350.2	352.7	339.9	349.5
Net income	58.3	55.9	53.3	43.6
Net income per common share:
Basic	$1.07	$1.02	$0.96	$0.77
Diluted	1.06	1.01	0.95	0.76

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

StanCorp Financial Group, Inc.	61

Part II

officer and chief financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2006, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Page
Report of Independent Registered Public Accounting Firm	63
Management Report on Internal Control over Financial Reporting	64

62	StanCorp Financial Group, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over financial reporting, that StanCorp Financial Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Invesmart, Inc., which was acquired July 10, 2006 and whose financial statements constitute less than 1% of assets and revenues of the consolidated financial statements of the Company as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Invesmart, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Portland, Oregon

February 28, 2007

StanCorp Financial Group, Inc.	63

Part II

Management Report on Internal Control over Financial Reporting

The management of StanCorp Financial Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. Management has excluded Invesmart, Inc. from its assessment of internal controls over financial reporting as of December 31, 2006 because it was acquired by the Company during 2006. Invesmart, Inc. is a wholly-owned subsidiary of the Company representing approximately 1% of consolidated revenue for the year ended December 31, 2006. The Company’s independent registered public accounting firm that audits the Company’s consolidated financial statements has issued an audit report on our assessment of the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

64	StanCorp Financial Group, Inc.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to Directors of StanCorp is set forth under the caption “Election of Directors” in the 2007 Proxy Statement and is incorporated herein by reference.

Information relating to beneficial ownership reporting compliance by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement, and is incorporated herein by reference.

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

AUDIT COMMITTEE

StanCorp has a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. Information regarding the members of the Audit Committee is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2007 Proxy Statement, herein incorporated by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

Information regarding the audit committee financial expert is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

For information on the executive officers of the registrant, see Part I, Item 4A, “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information regarding executive compensation is reported under the captions “Director Compensation,” “Executive Compensation,” and “Compensation Discussion and Analysis” in the Company’s 2007 Proxy Statement, herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is reported under the caption “Share Ownership of Directors and Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s 2007 Proxy Statement, herein incorporated by reference.

EXISTING EQUITY COMPENSATION PLANS

The Company currently has in effect three equity compensation plans, all of which have been approved by shareholders. These are the 1999 Omnibus Stock Incentive Plan, the 1999 Employee Share Purchase Plan (“ESPP”) and the 2002 Stock Plan. The shares to be issued subject to outstanding options and the shares otherwise available for issue under these plans as of December 31, 2006, are presented below:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,350,662	$32.61	2,059,884
Equity compensation plans not approved by security holders	—	—	—

Under the 1999 Omnibus Stock Incentive Plan, 39,047 shares remained available for issuance as options or restricted stock as of December 31, 2006. Under the 1999 ESPP, there were 936,342 shares available for issuance. Under the 2002 Stock Plan, there were 1,084,495 shares available to be issued, all of which could be issued as options, and 517,916 of these shares which could be issued as restricted stock.

StanCorp Financial Group, Inc.	65

Part III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reported under the caption “Corporate Governance—Director Independence” in the Company’s 2007 Proxy Statement, herein incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services is reported under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in the Company’s 2007 Proxy Statement, herein incorporated by reference.

66	StanCorp Financial Group, Inc.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Index of documents filed as part of the report:
1.	The following Consolidated Financial Statements of StanCorp are included in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	The following Financial Statement Schedules of StanCorp are included in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Condensed Financial Information of Registrant

Valuation and Qualifying Accounts

Summary of Investments—Other Than Investments in Affiliates

Supplementary Insurance Information

Reinsurance

3.	Exhibits Index

Number	Name
3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended
3.2	Bylaws of StanCorp Financial Group, Inc.
4.1	Form of Rights Agreement
4.2	Form of Indenture Relating to Senior Debt Securities
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.4	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.5	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 1990 Restatement
10.6	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2004 Restatement
10.7	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement Senior Officers
10.10	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement Directors
10.11	StanCorp Financial Group, Inc. Short-Term Incentive Program
10.12	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company Dated December 1, 2000
10.13	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company dated November 6, 2000

StanCorp Financial Group, Inc.	67

Part IV

Number	Name
10.14	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002
10.15	Standard Insurance Company Restatement of Deferred Compensation Plan for Directors
10.16	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)
10.17	Amendment No. 1 Restatement of Deferred Compensation Plan for Directors of Standard Insurance Company
10.18	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and the Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)
10.19	Form of Executive Officer and Director Indemnity Agreement
10.20

Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000

10.21	Form of Change of Control Agreement
10.22	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (20 Performance Period)
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct and Ethics for the Board of Directors
14.2	Code of Ethics for Senior Officers
14.3	Guide to Business Conduct
21	Subsidiaries of the Registrant
23	Independent Registered Public Accounting Firm Consent
24	Powers of Attorney of Directors of StanCorp Financial Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

68	StanCorp Financial Group, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on February 28, 2007.

STANCORP FINANCIAL GROUP, INC.

By:	/s/ ERIC E. PARSONS
Name: Eric E. Parsons
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC E. PARSONS Eric E. Parsons	Chairman, President and Chief Executive Officer (Principal Executive Officer) Director	February 28, 2007

/s/ CINDY J. MCPIKE Cindy J. McPike	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ ROBERT M. ERICKSON Robert M. Erickson	Assistant Vice President and Controller (Principal Accounting Officer)	February 28, 2007

* Virginia L. Anderson	Director	February 28, 2007

* Frederick W. Buckman	Director	February 28, 2007

John E. Chapoton	Director	February 28, 2007

* Stanley R. Fallis	Director	February 28, 2007

* Wanda G. Henton	Director	February 28, 2007

* Peter O. Kohler, MD	Director	February 28, 2007

* Jerome J. Meyer	Director	February 28, 2007

* Ralph R. Peterson	Director	February 28, 2007

* E. Kay Stepp	Director	February 28, 2007

* Michael G. Thorne	Director	February 28, 2007

* Ronald E. Timpe	Director	February 28, 2007

*By:	/s/ CINDY J. MCPIKE
Cindy J. McPike, as Attorney-in-fact

StanCorp Financial Group, Inc.	69

Part IV

Exhibits Index

Number	Name	Method of Filing
3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended	Filed as Exhibit 4.1 on Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference
3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference
4.1	Form of Rights Agreement	Filed as Exhibit 4.2 on the Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference
4.2	Form of Indenture Relating to Senior Debt Securities	Filed as Exhibit 4 (c) on the Registrant’s Form S-3, dated July 3, 2002, and incorporated herein by this reference
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002	Filed as Exhibit 4.1 on the Registrant’s Form 8-K, dated September 25, 2002, and incorporated herein by this reference
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed as Exhibit 10.3 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.3 on the Registrant’s Form 10-K, dated March 14, 2000, and incorporated herein by this reference
10.4	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.5 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.5	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 1990 Restatement	Filed as Exhibit 10.6 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.6	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2004 Restatement	Filed as Exhibit 10.2 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.7	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.14 on Registrant’s Form 10-Q, dated November 9, 2004, and incorporated herein by this reference
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement	Filed as Exhibit 10.3 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement Senior Officers	Filed as Exhibit 10.5 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.10	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement Directors	Filed as Exhibit 10.6 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.11	StanCorp Financial Group, Inc. Short-Term Incentive Program	Filed as Exhibit 10.1 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference

70	StanCorp Financial Group, Inc.

Number	Name	Method of Filing
10.12	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company Dated December 1, 2000	Filed as Exhibit 2 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference
10.13	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company dated November 6, 2000	Filed as Exhibit 2 on Registrant’s Form 10-Q, dated May 14, 2001, and incorporated herein by this reference
10.14	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002	Filed as exhibit 10.17 on Registrant’s Form 10-K, dated March 14, 2003, and incorporated herein by this reference
10.15	Standard Insurance Company Restatement of Deferred Compensation Plan for Directors	Filed as Exhibit 10.19 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference

10.16	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)	Filed as Exhibit 10.20 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.17	Amendment No. 1 Restatement of Deferred Compensation Plan for Directors of Standard Insurance Company	Filed as Exhibit 10.21 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference
10.18	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and the Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)	Filed as Exhibit 10.22 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference
10.19	Form of Executive Officer and Director Indemnity Agreement	Filed as Exhibit 10.25 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference
10.20	Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000	Filed as Exhibit 10.1 on the Registrant’s Form 8-K, dated June 16, 2006, and incorporated herein by this reference
10.21	Form of Change of Control Agreement	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated December 14, 2006, and incorporated herein by this reference
10.22	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (20 Performance Period)	Filed as Exhibit 10.2 on Registrant’s Form 8-K, dated December 14, 2006, and incorporated herein by this reference
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith
14.1	Code of Business Conduct and Ethics for the Board of Directors	Filed as Exhibit 14.1 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference
14.2	Code of Ethics for Senior Officers	Filed as Exhibit 14.2 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference
14.3	Guide to Business Conduct	Filed as Exhibit 14.3 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

StanCorp Financial Group, Inc.	71

Part IV

Number	Name	Method of Filing
21	Subsidiaries of the Registrant	Filed herewith
23	Independent Registered Public Accounting Firm Consent	Filed herewith
24	Powers of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

72	StanCorp Financial Group, Inc.