Form 10-Q
period 2007-03-31
STANCORP FINANCIAL GROUP INC
filed 2007-05-09
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 27, 2007, there were 53,407,243 shares of the registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(In millions—except share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Premiums	$492.0	$473.0
Administrative fees	26.5	12.4
Net investment income	123.3	118.9
Net capital gains (losses)	0.9	(2.7)

Total revenues	642.7	601.6

Benefits and expenses:
Benefits to policyholders	382.0	382.4
Interest credited	25.6	22.6
Operating expenses	106.3	87.7
Commissions and bonuses	50.0	47.0
Premium taxes	8.9	8.3
Interest expense	4.5	4.5
Net increase in deferred acquisition costs, value of business acquired and intangibles	(8.4)	(10.3)

Total benefits and expenses	568.9	542.2

Income before income taxes	73.8	59.4
Income taxes	25.5	20.7

Net income	48.3	38.7
Other comprehensive income (loss), net of tax:
Unrealized gains or losses on securities:
Unrealized capital gains (losses) on securities available-for-sale, net	8.6	(66.3)
Reclassification adjustment for net capital gains included in net income, net	(0.3)	(0.2)
Defined benefit retirement plans:
Prior service cost arising during the period, net	(1.4)	—
Reclassification adjustment for amortization to net periodic pension cost, net	0.3	—

Total other comprehensive income (loss), net of tax	7.2	(66.5)

Comprehensive income (loss)	$55.5	$(27.8)

Net income per common share:
Basic	$0.90	$0.71
Diluted	0.90	0.70
Weighted-average common shares outstanding:
Basic	53,428,534	54,540,822
Diluted	53,958,720	55,240,792

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2007	December 31, 2006
A S S E T S
Investments:
Fixed maturity securities—available-for-sale	$4,905.8	$4,786.0
Commercial mortgage loans, net	3,414.8	3,316.0
Real estate, net	90.4	89.9
Policy loans	4.1	4.0

Total investments	8,415.1	8,195.9

Cash and cash equivalents	54.7	56.0
Premiums and other receivables	96.0	99.2
Accrued investment income	95.8	89.5
Amounts recoverable from reinsurers	917.7	913.6
Deferred acquisition costs, value of business acquired, intangibles and goodwill, net	292.8	342.7
Property and equipment, net	86.8	84.6
Other assets	26.9	24.6
Separate account assets	4,056.5	3,832.5

Total assets	$14,042.3	$13,638.6

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$4,968.6	$4,927.6
Other policyholder funds	2,987.7	2,937.8
Deferred tax liabilities	13.4	22.9
Short-term debt	22.5	2.4
Long-term debt	261.3	261.1
Other liabilities	257.7	189.8
Separate account liabilities	4,056.5	3,832.5

Total liabilities	12,567.7	12,174.1

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 53,410,614 and 53,592,178 shares issued at March 31, 2007 and December 31, 2006, respectively	473.9	479.9
Accumulated other comprehensive loss	(0.9)	(8.1)
Retained earnings	1,001.6	992.7

Total shareholders’ equity	1,474.6	1,464.5

Total liabilities and shareholders’ equity	$14,042.3	$13,638.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2006	54,712,936	$530.3	$59.8	$823.7	$1,413.8
Net income	—	—	—	203.8	203.8
Other comprehensive loss, net of tax	—	—	(43.4)	—	(43.4)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	(24.5)	—	(24.5)
Common stock:
Repurchased	(1,519,200)	(70.1)	—	—	(70.1)
Issued to directors	3,617	0.2	—	—	0.2
Issued under employee stock plans, net	394,825	19.5	—	—	19.5
Dividends declared on common stock	—	—	—	(34.8)	(34.8)

Balance, December 31, 2006	53,592,178	479.9	(8.1)	992.7	1,464.5

Net income	—	—	—	48.3	48.3
Cumulative adjustment to apply SOP 05-1, net of tax	—	—	—	(39.4)	(39.4)
Other comprehensive income, net of tax	—	—	7.2	—	7.2
Common stock:
Repurchased	(194,800)	(9.3)	—	—	(9.3)
Issued to directors	989	0.1	—	—	0.1
Issued under employee stock plans, net	12,247	3.2	—	—	3.2

Balance, March 31, 2007	53,410,614	$473.9	$(0.9)	$1,001.6	$1,474.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2007	2006
Operating:
Net income	$48.3	$38.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	0.3	4.7
Depreciation and amortization	23.4	19.8
Deferral of acquisition costs, value of business acquired, intangibles and goodwill, net	(20.8)	(21.6)
Deferred income taxes	5.2	(0.1)
Changes in other assets and liabilities:
Receivables and accrued income	(7.3)	(2.8)
Future policy benefits and claims	41.0	55.6
Other, net	65.6	7.7

Net cash provided by operating activities	155.7	102.0

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	201.8	100.0
Commercial mortgage loans	205.0	148.0
Real estate	—	1.8
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(311.3)	(300.4)
Commercial mortgage loans	(304.1)	(170.9)
Real estate	(1.7)	(3.4)
Acquisitions	(0.7)	—
Other investments	(0.9)	(0.3)
Acquisition of property and equipment	(7.3)	(3.9)

Net cash used in investing activities	(219.2)	(229.1)

Financing:
Policyholder fund deposits	459.8	447.7
Policyholder fund withdrawals	(409.9)	(371.6)
Short-term debt	20.1	(0.1)
Long-term debt	0.2	(0.1)
Third party interest in a limited liability company	—	41.7
Issuance of common stock, net	1.3	2.5
Repurchase of common stock	(9.3)	(5.0)

Net cash provided by financing activities	62.2	115.1

Decrease in cash and cash equivalents	(1.3)	(12.0)
Cash and cash equivalents, beginning of year	56.0	53.2

Cash and cash equivalents, end of period	$54.7	$41.2

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27.6	$20.9
Income taxes	1.3	2.5

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp is a leading provider of group insurance products and services serving the life and disability insurance needs of employer groups and the disability insurance needs of individuals. Through its subsidiaries, the Company has the authority to underwrite insurance products in all 50 states. The Company also provides accidental death and dismemberment (“AD&D”) insurance, dental insurance, annuity products, retirement plan products and services and investment advisory services. The Company’s mortgage business originates and services fixed-rate commercial mortgage loans for the investment portfolios of its insurance subsidiaries and for third party institutional investors. StanCorp operates through two segments: Insurance Services and Asset Management, each of which is described below. See “—Note 4, Segments.”

StanCorp was incorporated under the laws of Oregon in 1998 and conducts business through its subsidiaries: Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; Standard Retirement Services, Inc. (“Standard Retirement Services”); StanCorp Equities, Inc. (“StanCorp Equities”); StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); and StanCorp Trust Company. The Company is headquartered in Portland, Oregon.

Standard, the Company’s largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance, and provides retirement plan products. Founded in 1906, Standard is domiciled in Oregon and licensed in all states except New York, and is licensed in the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and provides group long term and short term disability, life, AD&D and dental insurance in New York.

Effective January 1, 2007, the administration and servicing operations for StanCorp’s retirement plans group annuity contracts offered through Standard and for the trust product offered through Invesmart, Inc. (“Invesmart”), which was acquired in July 2006, began operating under the name Standard Retirement Services.

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

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans, generally averaging $0.8 million, for the investment portfolios of the Company’s insurance subsidiaries. The Company also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services to its retirement plan clients, individual investors and subsidiaries of StanCorp.

In January 2006, StanCorp established StanCorp Trust Company, which offers limited direct trust services to clients.

StanCorp and Standard have interest in low-income housing investments. Individually, the interests in these investments do not represent a significant subsidiary pursuant to the definition of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (revised December 2003)—an interpretation of ARB No. 51, nor do they meet the requirements for consolidation. The total equity investment in these interests was $20.4 million and $21.1 million at March 31, 2007 and December 31, 2006, respectively.

Minority interest related to consolidated entities included in other liabilities was $0.6 million at March 31, 2007, and December 31, 2006. The limited liability company established in 2005, which invested in commercial mortgage loans originated by StanCorp Mortgage Investors, was dissolved in December 2006. Standard retained its ownership share of those commercial mortgage loans upon the dissolution of the limited liability company.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2007 and for the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. Interim results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. This report should be read in conjunction with the Company’s 2006 annual report on Form 10-K.

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

Net income per diluted common share was calculated as follows:

	Three Months Ended March 31,
	2007	2006
Net income (in millions)	$48.3	$38.7

Basic weighted-average common shares outstanding	53,428,534	54,540,822
Stock options	497,998	654,823
Restricted stock	32,188	45,147

Diluted weighted-average common shares outstanding	53,958,720	55,240,792

Net income per diluted common share	$0.90	$0.70

3.	SHARE-BASED COMPENSATION

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

The 2002 Stock Incentive Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 2.9 million. At March 31, 2007, 2.3 million shares or options for shares had been issued under the 2002 plan.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this section.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $2.8 million and $2.4 million for the first quarters of 2007 and 2006, respectively. The related tax benefits were $1.0 million and $0.8 million for the same periods, respectively.

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

A summary of option activity and options outstanding and exercisable is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,350,662	$32.61	6.7	$31,305,782
Granted	392,300	45.49
Exercised	(30,120)	24.02
Forfeited	(600)	42.07
Expired	(1)	32.53

Outstanding, March 31, 2007	2,712,241	34.56	6.9	38,546,046

Exercisable, March 31, 2007	1,697,120	28.30	5.8	35,480,872

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

	Three Months Ended March 31,
	2007	2006
Dividend yield	1.34%	1.48%
Expected stock price volatility	24.0-24.8	24.0-24.5
Risk-free interest rate	4.60-4.69	4.17-4.63
Expected option lives	4.5 years	4.6 years

The weighted-average grant-date fair value of options granted was $11.36 during the first quarter of 2007, compared to $12.06 during the first quarter of 2006. The total intrinsic value of the options exercised was $0.7 million and $2.0 million for the same periods, respectively. The amount received from the exercise of stock options was $0.7 million for the first quarter of 2007, compared to $1.4 million for the first quarter of 2006. The related tax benefit derived from the tax deduction received by the Company for the difference between the stock price and the exercise price when the options were exercised was $0.3 million and $0.7 million for the same periods, respectively.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. At March 31, 2007, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $9.2 million. This cost will be recognized over the next four years.

Restricted Stock Grants

Restricted stock grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.5 million shares available for issuance as restricted stock at March 31, 2007.

Performance-based Restricted Stock

Performance-based awards are made to certain officers each year. Participants vest with respect to all or a portion of the awards based on the Company’s financial performance for that year. In years prior to 2007, awards consisted of restricted stock (60%), and cash performance units, representing a right to receive cash equal to the value of one share of stock subject to the same employment and performance criteria (40%). Both restricted stock and cash performance units are subject to forfeiture if continued employment and financial performance criteria are not met.

On December 8, 2006, the compensation and organization committee of the board of directors of StanCorp approved a revised form of long-term incentive award agreement to be used in connection with future grants of performance-based awards to executives. Under the new agreement, which will apply for the 2009 performance period and thereafter, stock will be issued at the end of the performance period based on satisfaction of employment and financial performance conditions, with a portion of the shares withheld to cover required tax withholding.

The compensation cost of these awards is measured using an estimate of the number of shares that will vest at the end of the performance period, multiplied by the fair market value of StanCorp stock. For shares, the fair market value is measured at the grant date. For cash units, the value is measured as of the date of the financial statements.

A summary of the activity for performance-based restricted stock outstanding is presented below:

	Restricted Shares	Cash Units	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2006	121,919	79,825	$41.37
Granted	—	—	—
Vested	(27,086)	(17,923)	32.69
Forfeited	(13,114)	(8,675)	32.69

Unvested balance, March 31, 2007	81,719	53,227	45.67

During the first quarter of 2007, the Company agreed to issue a maximum of 83,655 shares to officers under the revised long-term incentive award agreement. Of these shares, a maximum of 6,965 will be issued in 2008 based on performance in 2007, a maximum of 6,965 will be issued in 2009 based on performance in 2008, and a maximum of 69,725 will be issued in 2010 for the 2009 performance period. The grant-date fair value of these awards was $45.49.

During the first quarter of 2006, there were 62,938 performance-based shares or cash units granted with a weighted-average grant-date fair value of $50.36. The total value of performance-based shares vested and cash units paid was $2.2 million for the first quarter of 2007, compared to $2.7 million for same period in 2006.

The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance and (for cash units) the price of the Company’s stock on the vesting date. Assuming that the target is achieved for each performance goal, and valuing cash units at the price of StanCorp stock on March 31, 2007, $9.8 million in additional compensation cost would be recognized through 2009. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Retention-based Restricted Stock

Awards of retention-based restricted stock are made less frequently and at irregular intervals by the compensation committee of the board of directors to certain senior officers. Participants vest with respect to the stock after completion of a specified period of employment, generally three or four years. The compensation cost of these awards is measured using the fair market value of the stock at the grant date and is amortized over the specified period of employment. There was $0.2 million of total unrecognized compensation cost related to unvested retention-based shares at March 31, 2007, which will be recognized by the end of 2008.

A summary of the retention-based restricted stock activity and its characteristics are presented below:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2006	23,000	$35.55
Granted	—	—
Vested	(8,000)	24.17

Unvested balance, March 31, 2007	15,000	41.62

Stock Retainer Fees to Directors

The Company uses StanCorp common stock pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan to pay a portion of the retainer fees to members of the Company’s board of directors each quarter. Total retainer fees are fixed in dollars. Directors receive one-third of the retainer fees in stock and receive the remainder in cash. The number of shares issued varies according to the market value of the stock on the date of the issue. The shares are fully vested when issued. The number of director shares issued was 989 during the first quarter of 2007, compared to 897 during the first quarter of 2006. The weighted-average fair value for the shares issued was $45.49 and $50.33 for the same periods, respectively.

On November 6, 2006, the board of directors of StanCorp approved a new director compensation schedule that will become effective May 7, 2007. Under the new schedule, each director who is not an employee of StanCorp or Standard will receive cash retainer fees to be paid quarterly. Additionally, each director will receive 1,000 shares of common stock annually.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period, or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.9 million remain available at March 31, 2007.

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

	Three Months Ended March 31,
	2007	2006
Dividend yield	1.34%	1.48%
Expected stock price volatility	27.68	24.86
Risk-free interest rate	5.15	4.36
Expected option lives	0.5 years	0.5 years

The weighted-average per-share fair value for the Company’s ESPP offerings was $10.19 for the first quarter of 2007, compared to $10.82 for the first quarter of 2006. The Company’s compensation cost resulting from the ESPP was $0.4 million for the first quarter of 2007, compared to $0.5 million for the first quarter of 2006. The related tax benefit was $0.1 million and $0.2 million for the first quarters of 2007 and 2006, respectively.

4.	SEGMENTS

StanCorp operates through two segments: Insurance Services and Asset Management. The Insurance Services segment markets group and individual disability insurance, group life and AD&D insurance, and group dental insurance.

The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management services, commercial mortgage loan origination and servicing, and individual fixed annuities, and includes the operations of Invesmart acquired in July 2006, which provides retirement plan services, and investment advisory and management services. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts offered through Standard and for the trust product offered through Invesmart, began operating under the name Standard Retirement Services. Resources are allocated and performance is evaluated at the segment level.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation are reflected in “Other.”

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended March 31, 2007:
Revenues:
Premiums	$489.8	$2.2	$—	$492.0
Administrative fees	2.0	27.4	(2.9)	26.5
Net investment income	79.6	41.3	2.4	123.3
Net capital gains	—	—	0.9	0.9

Total revenues	571.4	70.9	0.4	642.7

Benefits and expenses:
Benefits to policyholders	377.7	4.3	—	382.0
Interest credited	3.8	21.8	—	25.6
Operating expenses	78.4	28.2	(0.3)	106.3
Commissions and bonuses	42.3	7.7	—	50.0
Premium taxes	8.9	—	—	8.9
Interest expense	—	0.1	4.4	4.5
Net increase in deferred acquisition costs, value of business acquired and intangibles	(6.8)	(1.6)	—	(8.4)

Total benefits and expenses	504.3	60.5	4.1	568.9

Income (loss) before income taxes	$67.1	$10.4	$(3.7)	$73.8

Total assets	$6,892.7	$6,914.1	$235.5	$14,042.3

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended March 31, 2006:
Revenues:
Premiums	$470.9	$2.1	$—	$473.0
Administrative fees	2.2	12.7	(2.5)	12.4
Net investment income	77.3	35.7	5.9	118.9
Net capital losses	—	—	(2.7)	(2.7)

Total revenues	550.4	50.5	0.7	601.6

Benefits and expenses:
Benefits to policyholders	378.2	4.2	—	382.4
Interest credited	2.8	19.8	—	22.6
Operating expenses	74.1	13.5	0.1	87.7
Commissions and bonuses	40.5	6.5	—	47.0
Premium taxes	8.3	—	—	8.3
Interest expense	—	0.1	4.4	4.5
Net increase in deferred acquisition costs, value of business acquired and intangibles	(7.8)	(2.5)	—	(10.3)

Total benefits and expenses	496.1	41.6	4.5	542.2

Income (loss) before income taxes	$54.3	$8.9	$(3.8)	$59.4

Total assets	$6,541.9	$5,905.1	$448.4	$12,895.4

5.	RETIREMENT BENEFITS

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

The following tables set forth the components of net periodic benefit cost and other amounts recognized in other comprehensive loss for the pension benefits and postretirement benefits for the period ended March 31:

	Pension Benefits		Retirement Benefits
	2007	2006	2007	2006
	(In millions)
Net periodic benefit cost (benefit):
Service cost	$2.2	$2.0	$0.2	$0.3
Interest cost	3.6	3.0	0.3	0.3
Expected return on plan assets	(4.2)	(3.5)	(0.2)	(0.2)
Amortization of prior services cost (credit)	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss (gain)	0.5	0.5	—	—
Amortization of transition obligation (asset)	—	(0.1)	—	—

Net periodic benefit cost	2.0	1.8	0.2	0.3

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):
Net gain (loss)	—	—	—	—
Prior service cost (credit)	—	—	—	—
Transition obligation	—	—	—	—
Amortization of prior services cost (credit)	0.1	—	0.1	—
Amortization of net actuarial loss (gain)	(0.5)	—	—	—
Amortization of transition obligation (asset)	—	—	—	—

Total recognized in other comprehensive income (loss)	(0.4)	—	0.1	—

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1.6	$1.8	$0.3	$0.3

The Company is not obligated to make any contributions to its pension plans for 2007.

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Standard Retirement Services under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.3 million and $2.0 million for the first quarters of 2007 and 2006, respectively.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. Expenses were $0.6 million and $0.4 million for the first quarters of 2007 and 2006, respectively. In addition, a gain of $0.1 million, net of tax, was reported in other comprehensive income and $17.5 million was reported in other liabilities. An amendment made to the plan in March 2007 increased the pension benefit obligation by $2.1 million and decreased other comprehensive income by $1.4 million, net of tax.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participant executive officers, agents and group producers is matched. The liability for the plans was $8.4 million and $8.1 million at March 31, 2007 and December 31, 2006 respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

In the first quarter of 2006, the Company began marketing indexed annuities. These contracts permit the holder to elect an interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 index, subject to an upper limit or cap. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the Company estimate the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to hedge the guarantees, discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior.

The Company purchases S&P 500 Index options in conjunction with its sales of indexed annuities. These investments are highly correlated to the portfolio allocation decisions of its policyholders, such that the Company is economically hedged with respect to index-based interest rate guarantees for the current reset period. SFAS No. 133 requires companies to recognize all derivative investments as assets in the balance sheet at fair value. The fair value of the Company’s derivative instruments of $3.9 million and $3.0 million at March 31, 2007 and December 31, 2006, respectively, was included in fixed maturity securities in the consolidated balance sheets. There were no significant adjustments required for the first quarters of 2007 and 2006 due to changes in the market value of the options purchased, or the change in the liabilities due to equity-based interest rate guarantees.

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

Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. The Company normally defers certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred.

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

Effective January 1, 2007, the Company adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 defines an internal replacement as modifications in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election of a feature or coverage within an existing contract. An issued technical practice aid related to SOP 05-1 applies a rules-based interpretation of a replacement. With the adoption of SOP 05-1 beginning in 2007, DAC for our group insurance businesses will be amortized over the initial premium rate guarantee period of the contract, which approximates 2.5 years. Previously, amortization of DAC on these contracts was in proportion to future premiums over approximately 5 years. The Company recorded an after-tax reduction to retained earnings of $29.4 million related to DAC for the adoption of SOP 05-1 as of January 1, 2007.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. For the VOBA associated with the Minnesota Life Insurance Company (“Minnesota Life”) block of business reinsured, the amortization period is up to 30 years. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the acquisition of the Teachers Insurance and Annuity Association of America (“TIAA”) block of business is divided into two portions. The first portion of the VOBA, totaling $11.8 million at December 31, 2006, was associated with acquired claims of the TIAA block of business, and is amortized in proportion to expected gross profits for up to 20 years. If actual future profitability is inconsistent with the Company’s assumptions, StanCorp could be required to make adjustments to the VOBA and related amortization. The remaining VOBA, totaling $15.4 million at December 31, 2006, represents acquisition expenses related to future premiums of the TIAA block of business and is amortized in proportion to premiums. With the adoption of SOP 05-1 beginning in 2007, VOBA for our group insurance business related to future premiums will be amortized over the initial premium rate guarantee period of the contract, which approximates 2.5 years. The group contracts related to the TIAA block of business have passed their initial premium rate guarantee period and therefore related VOBA has been included in the initial adjustment to retained earnings for the adoption of SOP 05-1 as an after-tax reduction to retained earnings of $10.0 million.

The Company’s other intangible assets are subject to amortization and consist of customer lists and a marketing agreement. Customer lists were acquired with the purchase of Invesmart and the acquisition by StanCorp Investment Advisers of small investment advisory firms. They have a combined weighted-average remaining life of approximately 10 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years.

The following table sets forth activity for DAC, VOBA, other intangible assets and goodwill for the period ended:

	For the Three Months Ended March 31, 2007	For the Year Ended December 31, 2006
	(In millions)
Carrying value beginning of period:
DAC	$208.5	$165.8
VOBA	53.7	59.6
Other intangible assets	47.0	19.9
Goodwill	33.5	—

Total balance beginning of period	342.7	245.3

Deferred or acquired:
DAC	20.8	78.5
Other intangible assets	0.7	28.6
Goodwill	2.5	33.5

Total deferred or acquired	24.0	140.6

Amortized during period:
DAC	(11.2)	(35.8)
VOBA	(1.1)	(5.9)
Other intangible assets	(0.9)	(1.5)

Total amortized during period	(13.2)	(43.2)

Adjustment to apply SOP 05-1:
DAC	(45.3)	—
VOBA	(15.4)	—

Total adjustment to apply SOP 05-1	(60.7)	—

Carrying value end of period, net:
DAC	172.8	208.5
VOBA	37.2	53.7
Other intangible assets	46.8	47.0
Goodwill	36.0	33.5

Total carrying value at end of period	$292.8	$342.7

Customer lists with a value of $28.6 million with a weighted-average amortization period of 10 years and goodwill totaling $33.5 million were acquired by the Company during the third quarter of 2006, primarily in connection with the purchase of Invesmart. Goodwill and customer lists relate to the Asset Management segment.

The accumulated amortization of VOBA and other intangible assets, excluding DAC, was $51.6 million and $4.4 million at March 31, 2007, respectively. The accumulated amortization of VOBA and other intangibles, excluding DAC, was $50.5 million and $3.5 million at December 31, 2006, respectively.

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for 2007 and each of the next five years is as follows:

(In millions)
2007	$8.5
2008	8.9
2009	6.9
2010	7.0
2011	6.8
2012	6.8

8.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at March 31, 2007. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s leverage ratio (total debt to total capitalization) and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s leverage ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At March 31, 2007, StanCorp was in compliance with all covenants under the Facility and had an outstanding balance of $20.0 million on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

9.	ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, effective for all entities at the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If adopted by an entity, SFAS No. 159 creates a fair value option whereby a company may irrevocably elect to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings as those changes occur. An entity can elect the fair value option for many existing financial instruments and certain other items only at the date of initial adoption of SFAS 159. The Company does not plan to early adopt SFAS No. 159, and is currently in the process of evaluating the effect of stating eligible financial instruments and certain other items at fair value as permitted by SFAS No. 159.

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

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in our 2006 Form 10-K. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. See “Critical Accounting Policies and Estimates.”

We have made in this Form 10-Q, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements which are predictive in nature and not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed or implied. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. See “Forward-looking Statements.”

Executive Summary

Financial Results Overview

Net income per diluted share was $0.90 for the first quarter of 2007, compared to $0.70 for the same period in 2006. Net income for these same periods was $48.3 million and $38.7 million, respectively. Significant factors affecting net income for the first quarter of 2007 were comparatively favorable claims experience, higher terminations and experience rated refunds (“ERRs”) in our Insurance Services segment and increased fees earned from higher assets under administration in our Asset Management segment.

Outlook

As we go forward in 2007, we will continue to focus on our long-term objectives and address challenges that may arise with discipline and from a position of superior financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management, and high-quality customer service.

Significant factors that are likely to influence our 2007 financial results when compared to 2006 include:

•	An expectation of premium growth for 2007 to be in a revised range of 4% to 6% compared to our previously stated range of 7% to 9%,

•	An estimation of annual growth in assets under administration of 10% to 15%, and

•	The assumption that the annual benefit ratio for 2007 will be in the range of 77.5% to 79.5% for the group insurance business. Claims experience can fluctuate widely from quarter to quarter.

Although we experienced comparatively higher terminations in our group business in the first quarter of 2007 compared to the same period in 2006, we do not believe that this indicates a trend and we believe that our annual persistency will approximate historical levels for our group insurance business. Sales of group insurance products were below our initial expectations for the first quarter. However, our sales outlook for the remainder of 2007 is favorable and we expect to meet our initial estimate of annualized premium sales.

For our Asset Management segment, we will continue to integrate the operations of Invesmart, Inc. (“Invesmart”) while growing our assets under administration, further diversifying our earnings base. The Invesmart integration is proceeding according to plan. We expect this business to provide a $4 million to $8 million positive contribution to earnings in 2007, and to meet our return objectives of 14% to 15% in 2008 on the $85 million purchase price.

Consolidated Results of Operations

Revenues

Revenues consist primarily of premiums, administrative fees and net investment income. Total revenues increased 6.8% to $642.7 million for the first quarter of 2007, compared to $601.6 million for the first quarter of 2006.

The following table sets forth percentages of premium and administrative fee growth, and net investment income growth by segment:

	Three Months Ended March 31,
	2007	2006
Premiums and administrative fee growth:
Insurance Services	4.0%	5.3%
Asset Management	100.0	43.7
Consolidated total premium and administrative fee growth	6.8	6.0

Net investment income growth:
Insurance Services	3.0%	2.2%
Asset Management	15.7	4.1
Consolidated total net investment income growth	3.7	2.8

Total revenue growth	6.8%	5.1%

Premiums and Administrative Fees

Consolidated premium and administrative fee growth is primarily driven by premium growth in our Insurance Services segment and administrative fee growth in our Asset Management segment. Premiums for the Insurance Services segment increased 4.0% to $489.8 million for the first quarter of 2007 compared to the same period in 2006. Premium growth for this segment was partially offset by comparatively higher terminations in the group insurance products and by higher ERRs for the first quarter of 2007 of $11.0 million, compared to $5.5 million for the first quarter of 2006. Administrative fees for our Asset Management segment increased 115.8% to $27.4 million for the first quarter of 2007 compared to the same period in 2006. Administrative fee growth in our Asset Management segment was primarily due to assets added through the acquisition of Invesmart in July 2006, continued deposit growth and very good customer retention in the retirement plans business. Excluding the administrative fees related to the addition of Invesmart, administrative fee growth for the Asset Management segment was 18.9%.

Effective January 1, 2007, the administration and operations for the retirement plans annuity contracts and trust product offered through Standard Insurance Company (“Standard”) and through Invesmart, as well as the operations for the product development for the Invesmart trust product, began operating under the name Standard Retirement Services, Inc. (“Standard Retirement Services”). See “Business Segments.”

Net Investment Income

Net investment income increased 3.7% to $123.3 million for the first quarter of 2007 compared to the same period in 2006. Net investment income is primarily affected by changes in levels of invested assets, interest rates and commercial mortgage loan prepayment fees. The increase in net investment income for the first quarter of 2007 compared to the same period in 2006 was due to an increase in average invested assets, partially offset by a decrease in commercial mortgage loan prepayment fees. Average invested assets increased 3.9% for the first quarter of 2007 compared to the first quarter of 2006.

Commercial mortgage loan prepayment fees were $2.0 million and $3.6 million for the first quarters of 2007 and 2006, respectively. The level of commercial mortgage loan prepayment fees will vary primarily based on the overall interest rate environment.

Net Capital Gains (Losses)

Net capital gains and losses are reported in “Other.” Net capital gains were $0.9 million for the first quarter of 2007, compared to net capital losses of $2.7 million for the first quarter of 2006. Net capital gains and losses occur as a result of sale or impairment of the Company’s assets, neither of which is likely to occur in regular patterns. While the timing of an impairment is not controllable, management does have discretion over the timing of sales of invested assets.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders, including interest credited, for the Insurance Services segment was $381.5 million for the first quarter of 2007, compared to $381.0 million for the same period in 2006. Benefits to policyholders for the first quarter of 2007 compared to the same period in 2006 reflected comparatively less favorable claims experience in our group insurance business, offset by comparatively more favorable claims experience in our individual disability business.

Benefits to policyholders, including interest credited, for the Asset Management segment increased 8.8% to $26.1 million for the first quarter of 2007 compared to the same period in 2006 and resulted from increased interest credited related to very good customer retention, growth in general account assets in our retirement plans business and growth in individual fixed annuity deposits. The growth in average assets under administration for retirement plans general account and individual fixed annuities was 11.3% and 7.7%, respectively, for the first quarter of 2007 compared to the same period in 2006.

Operating Expenses

Operating expenses for the first quarter of 2007 were $106.3 million, or a 21.2% increase compared to $87.7 million for the first quarter of 2006. The increase in operating expenses included additional expenses of $11.5 million related to operating the Invesmart business. Excluding these expenses, operating expenses increased 8.1%, which exceeded our rate of premium growth primarily due to higher earnings-based incentive compensation accruals in the first quarter of 2007 compared to the same period in 2006.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program, and factors such as the persistency (customer retention), sales, growth in assets under administration and profitability of the business in each of our segments. Commissions and bonuses increased 6.4% to $50.0 million for the first quarter of 2007 compared to the first quarter of 2006. The increase was due to premium growth, persistency and growth in assets under administration. Also contributing to the growth in commissions and bonuses was growth in sales for individual annuities of 21.8% to $49.8 million for the first quarter of 2007 compared to the same quarter in 2006.

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain commissions, bonuses and certain operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is then amortized to achieve matching against expected gross profits. The Company’s other intangibles are also subject to amortization, which consists of customer lists and marketing agreements. Customer lists were acquired with the purchase of Invesmart and the acquisition by StanCorp Investment Advisers, Inc. of small investment advisory firms. The customer lists are amortized over 10 years. The marketing agreement with Minnesota Life Insurance Company (“Minnesota Life”) is amortized up to 25 years. The net increase in DAC, VOBA and other intangibles for the first quarter of 2007 was $1.9 million less than the net increase for the same period in 2006 primarily due to lower sales volume in our Insurance Services segment for the first quarter of 2007 compared to the same period in 2006. In addition, a cumulative effect adjustment of $39.4 million after-tax was recorded as reduction to retained earnings on January 1, 2007 as a result of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. In addition, as a result of the adoption of SOP 05-1, we expect amortization of deferred acquisition costs to be $3 million to $5 million greater in 2007 than it would have been without the adoption of SOP 05-1. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill.”

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 34.6% and 34.8% for the first quarters of 2007 and 2006, respectively.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, became effective January 1, 2007. The Company has performed an analysis of the impact of the adoption of FIN 48 on our financial statements and has concluded that the adoption does not have a material effect on our financial statements and there are no material uncertain tax positions. In addition, there was no cumulative effect adjustment to the opening balance of retained earnings due to the adoption of FIN 48.

At January 1, 2007, the years open for audit by the Internal Revenue Service were 2002 through 2006. At March 31, 2007, the years open for audit were 2003 through 2006.

Business Segments

StanCorp operates through two segments: Insurance Services and Asset Management. The Insurance Services segment markets group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management services, commercial mortgage loan origination and servicing, and individual fixed annuities, and includes the operations of Invesmart acquired in July 2006, which provides retirement plan services, and investment advisory and management services. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts offered through Standard and for the trust product offered through Invesmart, began operating under the name Standard Retirement Services. Resources are allocated and performance is evaluated at the segment level.

Measured as a percentage of total revenues, revenues for each of our segments for the first quarter of 2007 were 88.9% for Insurance Services and 11.0% for Asset Management.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation are reflected in “Other.”

Insurance Services Segment

As the Insurance Services segment is our largest segment, it substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $67.1 million for the first quarter of 2007, compared to $54.3 million for the first quarter of 2006. Results were affected by premium growth and comparatively more favorable claims experience in our individual disability business.

Following are key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Premiums:
Group insurance life and AD&D	$191.1	$181.2
Group insurance long term disability	206.1	199.3
Group insurance short term disability	52.9	50.8
Group insurance benefits dental	18.2	17.7
Experience rated refunds (ERRs)	(11.0)	(5.5)
Individual disability	32.5	27.4

Total premiums	$489.8	$470.9

Group insurance sales (annualized new premiums) reported at contract effective date	$120.1	$124.1
Individual disability sales (annualized new premiums)	4.9	5.0
Group insurance benefit ratio (% of revenues)	69.1%	68.8%
Group insurance benefit ratio (% of premiums)	79.6	79.2
Individual disability benefit ratio (% of revenues)	39.1	75.0
Individual disability benefit ratio (% of premiums)	53.5	108.4
Segment operating expense ratio (% of premiums)	16.0	15.7

Revenues

Revenues for the Insurance Services segment increased 3.8% to $571.4 million for the first quarter of 2007 compared to the same period in 2006. The growth in revenues for both comparative periods was primarily due to increased premiums and net investment income.

Premiums

Premiums for the Insurance Services segment increased 4.0% to $489.8 million for the first quarter of 2007 compared to $470.9 million for the first quarter of 2006. The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines primarily due to employment and wage rate growth from existing group policyholders.

Sales.    Sales of our group insurance products were $120.1 million for the first quarter of 2007, compared to $124.1 million for the first quarter of 2006, reflecting a continued price competitive sales environment in 2007 and disciplined sales practices.

Persistency.    Annual persistency for our group insurance products has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. For the first quarter of 2007, we experienced comparatively higher terminations in our group insurance business compared to the same period in 2006. We do not believe that this indicates a trend and we believe that our annual persistency will approximate historical levels for our group insurance business.

Organic Growth.    We continue to experience steady organic growth in our group insurance in force business due to continued employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees.

Premium growth for the first quarter of 2007 compared to the first quarter of 2006 was affected by comparatively higher terminations in the group insurance products and by higher ERRs for the first quarter of 2007 of $11.0 million compared to $5.5 million for the first quarter of 2006. Adjusted to exclude the effect of the increase in ERRs, premiums for the Insurance Services segment increased 5.1% compared to the first quarter of 2006. ERRs, which are refunds to certain group contract holders based on favorable claims experience, can vary greatly from quarter to quarter depending on the underlying experience of the particular contracts.

Net Investment Income

Net investment income for the Insurance Services segment increased 3.0% to $79.6 million for the first quarter of 2007 compared to the same period in 2006. The growth in net investment income was primarily due to growth in average invested assets due to premium growth, partially offset by a reduction in commercial mortgage loan prepayments for assets allocated to businesses in this segment. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

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

Benefits to policyholders, including interest credited, for the Insurance Services segment remained stable at $381.5 million for the first quarter of 2007. While benefits to policyholders for the first quarter of 2007 compared to the same period in 2006 reflected comparatively less favorable claims experience in our group insurance business, the increase was more than offset by comparatively more favorable claims experience in our individual disability business.

Because premium growth is one of the primary factors that drive benefits to policyholders, the benefit ratio (benefits to policyholders and interest credited measured as a percentage of premiums) is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for the first quarter of 2007 was 79.6%, compared to 79.2% for the first quarter of 2006 and was above the Company’s estimated range of 77.5% to 79.5% for 2007. Claims experience can fluctuate widely from quarter to quarter.

The benefit ratio for our individual disability business was 53.5% for the first quarter of 2007, compared to 108.4% for the first quarter of 2006, reflecting comparatively more favorable claims experience in the first quarter of 2007. Claims experience can fluctuate widely from quarter to quarter.

In the third quarter of 2006, we increased our individual disability reserves $6.0 million to address a relatively new industry table for individual disability experience. Our block of business is relatively small, and as a result, we view the new industry table as more credible for establishing reserve levels compared solely to our own experience. We will continue to monitor our developing experience in light of the availability of the new industry table, and if necessary, we will adjust our reserves accordingly.

Generally, we expect the individual disability benefit ratio to trend down over time to reflect the growth in the business outside of the large block of disability business assumed in 2000 from Minnesota Life, and the corresponding shift in revenues from net investment income to premiums. The decrease year to year in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business. The 2007 expected annual benefit ratio range for this business is 70% to 80%. Claims experience can fluctuate widely, especially when measured on a quarterly basis.

The discount rate used in the first quarter of 2007 for newly established long term disability claim reserves remained unchanged from the fourth quarter of 2006 at 5.50%. The average new money rate for the previous 12 months was 5.99%, which provides a 43 basis point margin over the average discount rate for the previous 12 months.

Should investment rates ultimately prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. The margin at March 31, 2007 in our overall block of business for group insurance between invested asset yield and weighted-average reserve discount rate was 39 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment increased 5.8% to $78.4 million for the first quarter of 2007 compared to the first quarter of 2006. The increase in operating expenses in the first quarter of 2007 is primarily due to higher earnings-based incentive compensation accruals in the first quarter of 2007 compared to the same period in 2006.

Asset Management Segment

The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management services, commercial mortgage loan origination and servicing, and individual fixed annuities, and includes the operations of Invesmart acquired in July 2006, which provides retirement plan services, and investment advisory and management services. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts offered through Standard and for the trust product offered through Invesmart, began operating under the name Standard Retirement Services.

Income before income taxes for the Asset Management segment increased 16.9% to $10.4 million for the first quarter of 2007 compared to the same period in 2006. The increase was primarily due to fees earned from higher assets under administration. While revenues grew 40.4% for the first quarter of 2007 compared to the same period in 2006, the slower growth in income before income taxes when compared to revenue growth was due to two factors. First, there were additional costs in the first quarter of 2007 associated with our integration of Invesmart. The additional integration costs are expected to continue through 2007. The second factor is lower margin on the retirement trust product offered by Invesmart, which is a function of lower capital requirements for these products compared to group annuity products.

Following are key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Premiums:
Retirement plans	$0.2	$0.6
Individual fixed annuities	2.0	1.5

Total premiums	$2.2	$2.1

Administrative fees:
Retirement plans	$22.9	$9.1
Other financial services business	4.5	3.6

Total administrative fees	$27.4	$12.7

Net investment income:
Retirement plans	$21.4	$17.7
Individual fixed annuities	17.2	16.6
Other financial services income	2.7	1.4

Total net investment income	$41.3	$35.7

Sales (individual fixed annuity deposits)	$49.8	$40.9

Interest credited (% of net investment income):
Retirement plans	50.5%	53.7%
Individual fixed annuities	64.0	62.0

Assets under administration:
Retirement plans general account	$1,388.4	$1,256.7
Retirement plans separate account	4,056.5	3,334.6

Retirement plans insurance products	5,444.9	4,591.3
Retirement plans trust product	11,137.0	—
Individual fixed annuities	1,249.2	1,162.4
Commercial mortgage loans under administration for other investors	1,495.5	1,196.1
Other	291.4	35.9

Total assets under administration	$19,618.0	$6,985.7

Retirement Plans:
Annualized operating expenses (% of average assets under administration)	0.5%	0.8%

Revenues

Revenues for the Asset Management segment increased 40.4% to $70.9 million for the first quarter of 2007 compared to $50.5 million for the same period in 2006. Revenues from the retirement plans business include plan and trust administration fees, fees on separate account assets (equity investments) and other assets under administration and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life contingent annuities, which are primarily a single premium product. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment were $2.2 million for the first quarter of 2007, compared to $2.1 million for the first quarter of 2006.

Administrative Fees

Administrative fees for the Asset Management segment were $27.4 million for the first quarter of 2007, compared to $12.7 million for the first quarter of 2006. Administrative fees are primarily earned from assets under administration. Assets under administration for this segment, including retirement plans, trust product, individual fixed annuities, outside managed commercial loans, and other were $19.62 billion and $6.99 billion at March 31, 2007 and March 31, 2006, respectively. Growth in assets under administration was primarily due to assets added through the addition of Invesmart in July 2006. Excluding the assets under administration of Invesmart, average assets under administration increased 21.6% for the first quarter of 2007 compared to the first quarter of 2006 due to good customer retention, continued deposit growth and equity market gains, despite some equity market volatility during the quarter. StanCorp Mortgage Investors, LLC originated $300.2 million and $170.9 million of commercial mortgage loans for the first quarters of 2007 and 2006, respectively. The increase in originations was primarily due to favorable interest rate conditions, distribution channel growth and accompanied by increased demand for fixed-rate commercial mortgage loans. Commercial mortgage loans managed for other investors increased 25% at March 31, 2007 compared to March 31, 2006.

Net Investment Income

Net investment income for the Asset Management segment increased 15.7% to $41.3 million for the first quarter of 2007 compared to the first quarter of 2006. The increase for the comparative periods was primarily due to an 11.3% increase in average retirement plan general account assets under administration and a $1.1 million increase in commercial mortgage loan commitment fees as a result of the increase in commercial mortgage loan originations.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life contingent annuities, which vary significantly with life contingent annuity sales. Benefits to policyholders for the Asset Management segment was $4.3 million for the first quarter of 2007, compared to $4.2 million for the same period in 2006. Changes in the level of benefits to policyholders will approximate changes in premium levels because these annuities are primarily single premium life contingent annuity products with a significant portion of all premium payments established as a reserve.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment increased 10.1% to $21.8 million for the first quarter of 2007 compared to the first quarter of 2006. The increase in interest credited was due to growth in average assets under administration for both retirement plans general account and individual fixed annuities of 11.3% and 7.7%, respectively, for the first quarter of 2007 compared to the first quarter of 2006. Interest credited as a percent of investment income for our retirement plan business decreased primarily due to additional invested assets allocated to the retirement plans investment portfolio in the first quarter of 2007.

Operating Expenses

Operating expenses for the Asset Management segment were $28.2 million for the first quarter of 2007, compared to $13.5 million for the first quarter of 2006. The increase in operating expenses for this segment was due to business growth as evidenced by growth in assets under administration. In addition, the increase reflected additional expenses of $11.5 million related to operating the Invesmart business, higher earnings-based incentive compensation accruals in the first quarter of 2007 compared to the same period in 2006 and costs associated with the integration of Invesmart.

Other

In addition to our two segments, we report our holding company and corporate activity in “Other.” This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on senior notes and adjustments made in consolidation.

The Other category reported a loss before income taxes of $3.7 million for the first quarter of 2007, compared to a loss before income taxes of $3.8 million for the first quarter of 2006. The loss before income taxes for the first quarter of 2007 included net capital gains of $0.9 million, compared to net capital losses of $2.7 million for the first quarter of 2006. Net investment income decreased $3.5 million for the first quarter of 2007 compared to the same period in 2006 primarily due to lower levels of invested assets attributed to the Other category in the first quarter of 2007 compared to the same period in 2006, which was a result of the use of $85 million in excess capital for the acquisition of Invesmart in addition to continued share repurchase activity.

Liquidity and Capital Resources

Asset/Liability Matching and Interest Rate Risk Management

Asset/Liability management is a part of our risk management structure. The Asset/Liability mismatch risks assumed by us vary with economic conditions. The primary source of economic risk originates from changes in interest rates. It is management’s objective generally to align the characteristics of assets and liabilities so that our financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in alternate investments so that the certainty of meeting our financial obligations is increased. See “—Investing Cash Flows.”

We manage interest rate risk, in part, through asset/liability analyses. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at March 31, 2007 made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses.

As a percentage of our fixed maturity investments, callable bonds were 2.1% at March 31, 2007. Beginning in 2001, all commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 80% of our commercial mortgage loan portfolio contains this prepayment provision. The remainder of our commercial mortgage loans contains fixed prepayment fees that mitigate prepayments, but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $155.7 million for the first quarter of 2007, compared to $102.0 million for the first quarter of 2006.

Investing Cash Flows

We maintain a diversified investment portfolio consisting primarily of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows consist primarily of the proceeds of investments sold, matured or repaid. Investing cash outflows consist primarily of payments for investments acquired or originated.

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

Net cash used in investing activities was $219.2 million and $229.1 million for the first quarters of 2007 and 2006, respectively. Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At March 31, 2007, our portfolio consisted of 58.3% fixed maturity securities and 40.6% commercial mortgage loans with the remainder in real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $4.91 billion at March 31, 2007. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A+ (Standard & Poor’s) at March 31, 2007. The percentage of fixed maturity securities below investment-grade was at 3.6% at March 31, 2007 and 2006. At March 31, 2007, there were no valuation concerns regarding our fixed maturity security holdings. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

At March 31, 2007, our fixed maturity securities portfolio had gross unrealized capital gains of $90.2 million and gross unrealized capital losses of $50.1 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

At March 31, 2007, commercial mortgage loans in our investment portfolio totaled $3.41 billion. We currently have a portfolio of approximately 4,500 commercial mortgage loans. The average loan to value ratio for the overall portfolio was 56.9% at March 31, 2007, and the average loan size in the portfolio was approximately $0.8 million. We receive personal recourse on most of the loans.

At March 31, 2007, there were three commercial mortgage loans totaling $3.6 million in our portfolio that were more than sixty days delinquent, one of which was in the process of foreclosure in the amount of $0.7 million. We had a net balance of restructured loans of $1.7 million at March 31, 2007, and a commercial mortgage loan loss reserve of $2.5 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio have generally been better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

At March 31, 2007, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	45.1% retail properties.

•	18.7% industrial properties.

•	20.0% office properties.

•	8.0% commercial properties.

•	5.4% hotel/motel properties.

•	2.8% apartment and agricultural properties.

At March 31, 2007, our commercial mortgage loan portfolio was diversified regionally as follows:

•	47.3% Western region.

•	24.1% Central region.

•	28.6% Eastern region.

Commercial mortgage loans in California accounted for 30.7% of our commercial mortgage loan portfolio at March 31, 2007. Through this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the state. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure, such diversification may not eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, we do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. We do not expect the exposure to catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio located in California to have a material adverse effect on our business, financial position, results of operations or cash flows. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Under the laws of certain states, environmental contamination of a property may result in a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure on real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we cannot provide assurance that material compliance costs will not be incurred by us.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2007, we had outstanding commitments to fund commercial mortgage loans totaling $207.7 million, with fixed interest rates ranging from 5.75% to 6.88%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $62.2 million and $115.1 million for the first quarter of 2007 and 2006, respectively. The decrease for 2007 primarily resulted from the elimination of a third party minority interest in a limited liability company that was dissolved in December 2006.

On June 15, 2006, we established a five-year, $200 million senior unsecured revolving credit facility (“Facility”). The termination date of the Facility is June 15, 2011. At the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended for two additional one-year periods. Additionally, upon the request of StanCorp and with consent of the lenders under the Facility, the Facility can be increased by up to $100 million to a total of up to $300 million. Borrowings under the Facility will be used to provide for working capital and general corporate purposes of StanCorp and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our leverage ratio (total debt to total capitalization) and consolidated net worth. The Facility is subject to performance pricing based upon our leverage ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At March 31, 2007, StanCorp was in compliance with all covenants under the Facility and had an outstanding balance of $20.0 million on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

We repurchased common stock totaling $9.3 million for the first quarter of 2007, compared to $5.0 million for the same period in 2006. At March 31, 2007, there were 1.3 million shares remaining under the share repurchase program.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, and expires on December 1, 2008, registering common stock, preferred stock, debt securities and warrants. On September 25, 2002, we completed an initial public debt offering of $250 million of 6.875%, 10-year senior notes, pursuant to the shelf registration statement. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually in April and October. At March 31, 2007, there is $750 million remaining on the $1.0 billion shelf registration statement.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target is generally to maintain capital at 275% of the company action level of Risk-based Capital (“RBC”) required by regulators (this equates to 550% of the authorized control level RBC required by our states of domicile).

We had debt to total capitalization ratios of 16.1% and 15.8% at March 31, 2007 and 2006, respectively. Our ratio of earnings to fixed charges for the first quarters of 2007 and 2006 was 3.3x and 3.1x, respectively.

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

At March 31, 2007, our estimated total capital in excess of targeted RBC and holding company requirements was approximately $105 million. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

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

In March 2007, Standard paid a dividend to StanCorp of $31.4 million in cash and $63.6 in fixed maturity securities. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp. In June 2006, Standard paid a dividend of $147 million to StanCorp.

Dividends to Shareholders

In the fourth quarter of 2006, StanCorp paid a cash dividend of $0.65 per share, totaling $34.8 million. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors. It is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (the “Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 14, 2005, the board of directors authorized a new share repurchase program of up to 3.0 million shares of StanCorp common stock. The share repurchase program will be effected in the open market or in negotiated transactions through December 31, 2007, and replaced our previous share repurchase program.

During the first quarter of 2007, we repurchased 194,800 shares of common stock at a total cost of $9.3 million for a volume weighted-average price of $47.68 per share. At March 31, 2007, there were 1.3 million shares remaining under the share repurchase program. Also during the first quarter of 2007, we acquired 4,759 shares of common stock from executive officers to cover tax liabilities of these officers resulting from the release of performance-based shares and retention-based shares at a total cost of $0.2 million for a volume weighted-average price of $48.91 per common share, which reflects the market price on the transaction dates. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Standard’s financial strength ratings as of April 2007 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

•	AA- (Very Strong) by Fitch—4th of 21 ratings.

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide credit ratings on StanCorp’s senior notes. As of February 2007, ratings from these agencies were A-, Baa1, A- and bbb+, respectively. In August 2006, Standard & Poor’s raised the credit rating of StanCorp to A- from BBB+. In July 2006, A.M. Best Company affirmed an issuer credit rating of a+ to Standard.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8, Contingencies and Commitments.”

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at March 31, 2007.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2005, through March 31, 2007, aggregated $0.2 million. At March 31, 2007, we maintained a reserve of $0.7 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory net gains from insurance operations before federal income taxes were $57.3 million for the first quarter of 2007, compared to $54.9 million for the first quarter of 2006. The increase was due to the same factors affecting our GAAP earnings. Statutory capital adjusted to exclude asset valuation reserves for our insurance subsidiaries totaled $1.01 billion and $1.09 billion at March 31, 2007 and 2006, respectively.

Effective December 31, 2006, the NAIC adopted changes to the RBC calculation that required us to perform additional testing to determine the risk based capital requirement for annuities. The adopted change did not have a material impact on our RBC requirements.

Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 5, Retirement Benefits, and –Note 7, Deferred Acquisition Cost (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill.”

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining impairments, the reserves for future policy benefits and claims, DAC and VOBA, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. These estimates have a material effect on our results of operations and financial condition.

Forward-looking Statements

Some of the statements contained in this Form 10-Q, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed below. As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results or conditions to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, given these uncertainties or circumstances, readers are cautioned not to place undue reliance on such statements. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums and annuity deposits.

•	Growth in assets under administration including performance of equity investments in the separate account.

•	Availability of capital required to support business growth and the effective utilization of excess capital.

•	Achievement of anticipated levels of operating expenses.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	Credit quality of the holdings in our investment portfolios.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Concentration of commercial mortgage loan assets collateralized in California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	The condition of the economy and expectations for interest rate changes.

•	The impact of rising benefit costs on employer budgets for employee benefits.

•	Integration and performance of business acquired through reinsurance or acquisition.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level.

•	Findings in litigation or other legal proceedings.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size.

•	Adequacy of asset/liability management.

•	Concentration of risk, especially inherent in group life products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy, and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Losses from a disease pandemic.

•	Events of terrorism, natural disasters, or other catastrophic events.

•	Changes in federal or state income taxes.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp since those reported in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of StanCorp has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2007, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

There have been no material changes to the risk factors faced by StanCorp since those reported in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1-31, 2007	—	$—	—	1,448,800
February 1-28, 2007	45,500	48.71	45,500	1,403,300
March 1-31, 2007	149,300	47.36	149,300	1,254,000

Total first quarter	194,800	47.68	194,800

On November 14, 2005, the board of directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock. The share repurchases will be effected in the open market or in negotiated transactions through December 31, 2007. Also during the first quarter of 2007, we acquired 4,759 shares of common stock from executive officers to cover tax liabilities of these officers resulting from the release of performance-based shares and retention-based shares at a total cost of $0.2 million for a volume weighted-average price of $48.91 per common share, which reflects the market prices on the transaction dates.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

On February 12, 2007, the board of directors of StanCorp Financial Group, Inc. (“StanCorp”) adopted the Short Term Incentive Plan (“the Plan”) and submitted the Plan to the shareholders of StanCorp for approval at its annual shareholder meeting. On May 7, 2007, the shareholders of StanCorp approved the Plan. The Plan replaces the StanCorp Short Term Incentive Program.

In addition, we are re-filing the form of Long-Term Incentive Award Agreement used in connection with future grants of performance-based awards to executives due to non-material changes in the agreement since our filing on December 14, 2006 on Form 8-K.

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 10.1	StanCorp Financial Group, Inc. Form of Long-Term Incentive Award Agreement (20 Performance Period)

Exhibit 10.2	StanCorp Financial Group, Inc. Short Term Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2007	By:	/s/ CINDY J. MCPIKE
Cindy J. McPike Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

10.1	StanCorp Financial Group, Inc. Form of Long-Term Incentive Award Agreement (20 Performance Period)	Filed herewith

10.2	StanCorp Financial Group, Inc. Short Term Incentive Plan	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith