Form 10-Q
period 2007-06-30
STANCORP FINANCIAL GROUP INC
filed 2007-08-07
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 27, 2007, there were 52,207,931 shares of the registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(In millions—except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Premium	$518.1	$481.4	$1,010.1	$954.4
Administrative fees	28.4	13.1	54.9	25.5
Net investment income	130.7	117.5	254.0	236.4
Net capital gains (losses)	0.7	(0.3)	1.6	(3.0)

Total revenues	677.9	611.7	1,320.6	1,213.3

Benefits and expenses:
Benefits to policyholders	409.9	385.3	791.9	767.7
Interest credited	28.0	23.7	53.6	46.3
Operating expenses	105.7	88.1	212.0	175.8
Commissions and bonuses	46.4	43.9	96.4	90.9
Premium taxes	9.3	8.5	18.2	16.8
Interest expense	6.3	4.4	10.8	8.9
Net increase in deferred acquisition costs, value of business acquired and intangibles	(6.7)	(8.0)	(15.1)	(18.3)

Total benefits and expenses	598.9	545.9	1,167.8	1,088.1

Income before income taxes	79.0	65.8	152.8	125.2
Income taxes	26.9	22.9	52.4	43.6

Net income	52.1	42.9	100.4	81.6
Other comprehensive income (loss), net of tax:
Unrealized gains or losses on securities available-for-sale:
Unrealized capital losses on securities available-for-sale, net	(54.8)	(42.0)	(46.2)	(108.3)
Reclassification adjustment for net capital gains included in net income, net	(1.5)	(0.7)	(1.8)	(0.9)
Defined benefit retirement plans:
Prior service cost arising during the period, net	—	—	(1.4)	—
Reclassification adjustment for amortization to net periodic pension cost, net	0.2	—	0.5	—

Total other comprehensive loss, net of tax	(56.1)	(42.7)	(48.9)	(109.2)

Comprehensive income (loss)	$(4.0)	$0.2	$51.5	$(27.6)

Net income per common share:
Basic	$0.98	$0.79	$1.88	$1.50
Diluted	0.97	0.78	1.86	1.48
Weighted-average common shares outstanding:
Basic	53,195,859	54,499,280	53,311,550	54,519,935
Diluted	53,735,309	55,122,474	53,846,800	55,179,957

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2007	December 31, 2006
A S S E T S
Investments:
Fixed maturity securities—available-for-sale	$4,931.6	$4,786.0
Short-term investments	57.1	—
Commercial mortgage loans, net	3,517.4	3,316.0
Real estate, net	70.1	89.9
Policy loans	4.2	4.0

Total investments	8,580.4	8,195.9

Cash and cash equivalents	193.1	56.0
Premiums and other receivables	98.0	99.2
Accrued investment income	94.5	89.5
Amounts recoverable from reinsurers	922.9	913.6
Deferred acquisition costs, value of business acquired, intangibles and goodwill, net	301.5	342.7
Property and equipment, net	110.8	84.6
Deferred tax assets, net	15.4	—
Other assets	64.0	24.6
Separate account assets	4,361.7	3,832.5

Total assets	$14,742.3	$13,638.6

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,043.4	$4,927.6
Other policyholder funds	3,074.2	2,937.8
Deferred tax liabilities, net	—	22.9
Short-term debt	2.8	2.4
Long-term debt	561.4	261.1
Other liabilities	259.1	189.8
Separate account liabilities	4,361.7	3,832.5

Total liabilities	13,302.6	12,174.1

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 52,854,031 and 53,592,178 shares issued at June 30, 2007, and December 31, 2006, respectively	443.0	479.9
Accumulated other comprehensive loss	(57.0)	(8.1)
Retained earnings	1,053.7	992.7

Total shareholders’ equity	1,439.7	1,464.5

Total liabilities and shareholders’ equity	$14,742.3	$13,638.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2006	54,712,936	$530.3	$59.8	$823.7	$1,413.8
Net income	—	—	—	203.8	203.8
Other comprehensive loss, net of tax	—	—	(43.4)	—	(43.4)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	(24.5)	—	(24.5)
Common stock:
Repurchased	(1,519,200)	(70.1)	—	—	(70.1)
Issued to directors	3,617	0.2	—	—	0.2
Issued under employee stock plans, net	394,825	19.5	—	—	19.5
Dividends declared on common stock	—	—	—	(34.8)	(34.8)

Balance, December 31, 2006	53,592,178	479.9	(8.1)	992.7	1,464.5

Net income	—	—	—	100.4	100.4
Cumulative adjustment to apply SOP 05-1, net of tax	—	—	—	(39.4)	(39.4)
Other comprehensive loss, net of tax	—	—	(48.9)	—	(48.9)
Common stock:
Repurchased	(873,300)	(43.6)	—	—	(43.6)
Issued to directors	1,292	0.1	—	—	0.1
Issued under employee stock plans, net	133,861	6.6	—	—	6.6

Balance, June 30, 2007	52,854,031	$443.0	$(57.0)	$1,053.7	$1,439.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2007	2006
Operating:
Net income	$100.4	$81.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	1.7	4.7
Depreciation and amortization	47.1	40.0
Deferral of acquisition costs, value of business acquired and intangibles, net	(41.3)	(39.7)
Deferred income taxes	7.8	(2.9)
Changes in other assets and liabilities:
Receivables and accrued income	(13.3)	(4.2)
Future policy benefits and claims	115.8	129.8
Other, net	31.5	(0.3)

Net cash provided by operating activities	249.7	209.0

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	344.8	227.8
Commercial mortgage loans	463.4	264.8
Real estate	2.1	1.8
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(569.4)	(406.5)
Commercial mortgage loans	(665.7)	(399.1)
Real estate	(3.6)	(7.6)
Acquisitions	(0.7)	—
Other investments	(60.7)	(0.3)
Acquisition of property and equipment	(15.9)	(7.0)

Net cash used in investing activities	(505.7)	(326.1)

Financing:
Policyholder fund deposits	896.1	825.9
Policyholder fund withdrawal	(759.7)	(689.5)
Short-term debt	0.4	—
Long-term debt	296.5	0.7
Third party interest in a limited liability company	—	98.7
Issuance of common stock, net	3.4	8.6
Repurchase of common stock	(43.6)	(24.2)

Net cash provided by financing activities	393.1	220.2

Increase in cash and cash equivalents	137.1	103.1
Cash and cash equivalents, beginning of year	56.0	53.2

Cash and cash equivalents, end of period	$193.1	$156.3

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$63.4	$52.5
Income taxes	49.1	42.4

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

StanCorp was incorporated under the laws of Oregon in 1998 and conducts business through its subsidiaries: Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; Standard Retirement Services, Inc. (“Standard Retirement Services”); StanCorp Equities, Inc. (“StanCorp Equities”); StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); StanCorp Real Estate, LLC (“StanCorp Real Estate”); and StanCorp Trust Company. The Company is headquartered in Portland, Oregon.

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

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of the Company’s insurance subsidiaries. The average loan size of the commercial mortgage loans held by the insurance subsidiaries and serviced by StanCorp Mortgage Investors was approximately $0.8 million. The Company also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services to its retirement plan clients, individual investors and subsidiaries of StanCorp.

StanCorp Real Estate is a property management company that holds and manages the Hillsboro, Oregon home office properties and other investment properties.

In January 2006, StanCorp established StanCorp Trust Company, which offers limited direct trust services to clients.

StanCorp and Standard have interest in low-income housing investments. Individually, the interests in these investments do not represent a significant variable interest pursuant to the definition of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (revised December 2003)—an interpretation of ARB No. 51, nor do they meet the requirements for consolidation. The total equity investment in these interests was $19.8 million and $21.1 million at June 30, 2007, and December 31, 2006, respectively.

Minority interest related to consolidated entities included in other liabilities was $0.6 million at June 30, 2007, and December 31, 2006.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2007, and for the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. Interim results for the three and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. This report should be read in conjunction with the Company’s 2006 annual report on Form 10-K.

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

Net income per diluted common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (in millions)	$52.1	$42.9	$100.4	$81.6

Basic weighted-average common shares outstanding	53,195,859	54,499,280	53,311,550	54,519,935
Stock options	526,823	599,081	512,897	627,150
Restricted stock	12,627	24,113	22,353	32,872

Diluted weighted-common shares outstanding	53,735,309	55,122,474	53,846,800	55,179,957

Net income per diluted common share	$0.97	$0.78	$1.86	$1.48

Antidilutive shares not included in net income per diluted common share calculation	367,900	89,750	388,600	89,750

3.	SHARE-BASED COMPENSATION

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

The 2002 Stock Incentive Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 2.9 million. At June 30, 2007, 2.3 million shares or options for shares had been issued under the 2002 plan.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this section.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $1.4 million and $2.0 million for the second quarters of 2007 and 2006, respectively. The related tax benefits were $0.5 million and $0.7 million for the same periods, respectively. Income before income taxes included compensation cost related to all share-based compensation arrangements of $4.2 million and $4.4 million for the first six months of 2007 and 2006, respectively. The related tax benefits were $1.5 million and $1.6 million for the same periods, respectively.

The Company has provided three types of share-based compensation pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan: option grants to directors, officers and certain non-officer employees; restricted stock grants to officers; and stock retainer fees to directors.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors and officers receive annual grants in amounts determined by the organization and compensation committee of the board of directors. Officers also receive options when hired or promoted. In addition, the chief executive officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the market closing price of the stock on the date of grant. Directors’ options vest in one year with all others vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the change of control agreement. Options generally expire 10 years from the grant date.

A summary of option activity and options outstanding and exercisable is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,350,662	$32.61	6.7	$31,305,782
Granted	392,300	45.49
Exercised	(30,120)	24.02
Forfeited	(600)	42.07
Expired	(1)	32.53

Outstanding, March 31, 2007	2,712,241	34.56	6.9	38,546,046

Granted	38,500	47.75
Exercised	(64,778)	22.11
Forfeited	(65,887)	44.85
Expired	(600)	11.88

Outstanding, June 30, 2007	2,619,476	34.81	6.7	46,282,206

Exercisable, June 30, 2007	1,728,455	29.74	5.8	39,306,099

The fair value of each option award under the share-based compensation plans was estimated using the Black-Scholes option-pricing model as of the grant date using the assumptions noted in the following table. The Black-Scholes model uses the expected term as an input, with the calculated option value varying directly with the length of time until exercise. The Company bases its estimate of expected term on an analysis of the historical exercise experience of similar options granted to similar employee or director groups. The expected term given below represents the weighted-average expected term of options granted. Expected stock price volatility was based on volatility of the Company’s stock over the prior period equal in duration to the expected term. The dividend rate is the rate expected to be paid over the expected term, generally estimated to be equal to the rate for the year prior to the grant. The risk-free rate is the interest rate on a U.S. Treasury bond of a maturity closest to the expected term of the option.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	1.34%	1.48%	1.34%	1.48%
Expected stock price volatility	26.8	23.0-28.9	24.0-26.8	23.0-28.9
Risk-free interest rate	4.57	4.84-5.11	4.57-4.69	4.17-5.11
Expected option lives	6.7 years	6.5 years	4.7 years	5.1 years

The weighted-average grant date fair value of options granted was $15.38 during the second quarter of 2007, compared to $17.06 during the second quarter of 2006. The total intrinsic value of the options exercised was $1.8 million and $2.5 million for the same periods, respectively. The weighted-average grant date fair value of options granted was $11.72 during the first six months of 2007, compared to $13.20 during the first six months of 2006. The total intrinsic value of the options exercised was $2.5 million and $4.6 million for the same periods, respectively.

The amount received from the exercise of stock options was $1.4 million for the second quarter of 2007, compared to $2.2 million for the second quarter of 2006. The related tax benefit derived from the tax deduction received by the Company for the difference between the stock price and the exercise price when the options were exercised was $0.6 million and $0.9 million for the same periods, respectively. The amount received from the exercise of stock options was $2.2 million for the first six months of 2007, compared to $3.7 million for the first six months of 2006. The related tax benefit derived from the tax deduction received by the Company for the difference between the stock price and the exercise price when the options were exercised was $0.9 million and $1.6 million for the same periods, respectively.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. At June 30, 2007, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $8.3 million. This cost will be recognized over the next four years.

Restricted Stock Grants

Restricted stock grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.5 million shares available for issuance as restricted stock at June 30, 2007.

Performance-based Restricted Stock

Performance-based awards are made to certain officers each year and vest with respect to all or a portion of the awards based on the Company’s financial performance for that year. In years prior to 2007, awards consisted of restricted stock (60%), and cash performance units, representing a right to receive cash equal to the value of one share of stock subject to the same employment and performance criteria (40%). Both restricted stock and cash performance units are subject to forfeiture if continued employment and financial performance criteria are not met.

On December 8, 2006, the organization and compensation committee of the board of directors of StanCorp approved a revised form of long-term incentive award agreement to be used in connection with future grants of performance-based awards to executives. Under the new agreement, which will apply for the 2009 performance period and thereafter, stock will be issued at the end of the performance period based on satisfaction of employment and financial performance conditions, with a portion of the shares withheld to cover required tax withholding.

The compensation cost of these awards was measured using an estimate of the number of shares that will vest at the end of the performance period, multiplied by the fair market value of StanCorp stock. For shares, the fair market value was measured at the grant date. For cash units, the value was measured as of the date of the financial statements.

A summary of the activity for performance-based restricted stock outstanding is presented below:

	Restricted Shares	Cash Units	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2006	121,919	79,825	$41.37
Granted	—	—	—
Vested	(27,086)	(17,923)	32.69
Forfeited	(13,114)	(8,675)	32.69

Unvested balance, March 31, 2007	81,719	53,227	45.67

Granted	—	—	—
Vested	—	—	—
Forfeited	(1,814)	(1,209)	50.36

Unvested balance, June 30, 2007	79,905	52,018	45.56

During the second quarters of 2007 and 2006, there were no performance-based shares or cash units granted. The weighted-average grant date fair value of both performance-based shares and cash units granted during the first six months of 2007 and 2006 was $45.49 and $50.16, respectively. The total value of performance-based shares vested and cash units paid was $2.2 million for the first six months of 2007, compared to $2.7 million for same period in 2006.

The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance and (for cash units) the price of the Company’s stock on the vesting dates. Assuming that the target is achieved for each performance goal, and valuing cash units at the price of StanCorp stock on June 30, 2007, $9.8 million in additional compensation cost would be recognized through 2009. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Retention-based Restricted Stock

Awards of retention-based restricted stock are made less frequently and at irregular intervals by the compensation committee of the board of directors to certain senior officers. Participants vest with respect to the stock after completion of a specified period of employment, generally three or four years. The compensation cost of these awards was measured using the fair market value of the stock at the grant date and is amortized over the specified period of employment. There was $0.2 million of total unrecognized compensation cost related to unvested retention-based shares at June 30, 2007, which will be recognized by the end of 2008.

A summary of the retention-based restricted stock activity and its characteristics are presented below:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2006	23,000	$35.55
Granted	—	—
Vested	(8,000)	24.17
Forfeited	—	—

Unvested balance, March 31, 2007	15,000	41.62
Granted	—	—
Vested	(4,000)	30.31
Forfeited	—	—

Unvested balance, June 30, 2007	11,000	45.74

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

The number of director shares issued was 303 during the second quarter of 2007, compared to 828 during the second quarter of 2006. The weighted-average fair value for the shares issued was $49.19 and $54.25 for the same periods, respectively. The number of director shares issued was 1,292 during the first six months of 2007, compared to 1,725 during the first six months of 2006. The weighted-average fair value for the shares issued was $46.36 and $52.21 for the same periods, respectively.

On November 6, 2006, the board of directors of StanCorp approved a new director compensation schedule that became effective May 7, 2007. Under the new schedule, each director who is not an employee of StanCorp or Standard will receive cash retainer fees that are paid quarterly. Additionally, each director will receive 1,000 shares of common stock annually.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period, or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.9 million remain available at June 30, 2007.

The compensation cost for the ESPP was measured as the sum of the value of the 15% discount and the value of the embedded six-month option. The value of the discount is equal to 15% of the fair market value of the purchase price of the stock. The value of the embedded option was calculated using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected stock price volatility was based on the volatility of StanCorp common stock over the six months preceding the offering period. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of the grant.

	Six Months Ended June 30,
	2007	2006
Dividend yield	1.34%	1.48%
Expected stock price volatility	27.7	24.9
Risk-free interest rate	5.15	4.36
Expected option lives	0.5 years	0.5 years

The weighted-average per-share fair value for the Company’s ESPP offerings was $10.16 for the first six months of 2007, compared to $10.67 for the first six months of 2006. The Company’s compensation cost resulting from the ESPP was $0.3 million for the second quarters of 2007 and 2006. The related tax benefit was $0.1 million for the second quarters of 2007 and 2006. The compensation costs resulting from the ESPP were $0.7 million for the first six months of 2007 and 2006 and the related tax benefits realized were $0.3 million for the same periods.

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

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in “Other.”

The following table sets forth premiums, administrative fees and net investment income by major lines of business within each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Premiums:
Insurance Services:
Group insurance life and AD&D	$196.4	$181.7	$387.5	$362.9
Group insurance long term disability	226.6	202.7	432.7	402.0
Group insurance short term disability	54.1	52.7	107.0	103.5
Group insurance dental	18.2	18.3	36.4	36.0
ERRs	(13.4)	(5.3)	(24.4)	(10.8)

Total Group insurance premiums	481.9	450.1	939.2	893.6
Individual disability	31.0	29.6	63.5	57.0

Total Insurance Services premiums	512.9	479.7	1,002.7	950.6

Asset Management:
Retirement plans	0.1	0.4	0.3	1.0
Individual annuities	5.1	1.3	7.1	2.8

Total Asset Management premiums	5.2	1.7	7.4	3.8

Total premiums	$518.1	$481.4	$1,010.1	$954.4

Administrative fees:
Insurance Services:
Group insurance	$1.9	$2.3	$3.9	$4.4
Individual insurance	—	0.1	—	0.2

Total Insurance Services administrative fees	1.9	2.4	3.9	4.6

Asset Management:
Retirement plans	24.7	9.6	47.6	18.7
Other financial services businesses	4.7	3.4	9.2	7.0

Total Asset Management administrative fees	29.4	13.0	56.8	25.7

Other	(2.9)	(2.3)	(5.8)	(4.8)

Total administrative fees	$28.4	$13.1	$54.9	$25.5

Net investment income:
Insurance Services:
Group insurance	$68.5	$65.1	$136.1	$130.3
Individual insurance	13.0	11.6	25.0	23.7

Total Insurance Services net investment income	81.5	76.7	161.1	154.0

Asset Management:
Retirement plans	20.5	17.9	41.9	35.6
Individual annuities	18.2	16.5	35.4	33.1
Other financial services businesses	4.9	2.3	7.6	3.7

Total Asset Management net investment income	43.6	36.7	84.9	72.4

Other	5.6	4.1	8.0	10.0

Total net investment income	$130.7	$117.5	$254.0	$236.4

The following tables set forth select segment information:

Three months ended June 30, 2007:	Insurance Services	Asset Management	Other	Total
Revenues:		(In millions)
Premiums	$512.9	$5.2	$—	$518.1
Administrative fees	1.9	29.4	(2.9)	28.4
Net investment income	81.5	43.6	5.6	130.7
Net capital gains	—	—	0.7	0.7

Total revenues	596.3	78.2	3.4	677.9

Benefits and expenses:
Benefits to policyholders	402.7	7.2	—	409.9
Interest credited	4.0	24.0	—	28.0
Operating expenses	74.1	28.8	2.8	105.7
Commissions and bonuses	38.9	7.5	—	46.4
Premium taxes	9.3	—	—	9.3
Interest expense	—	0.1	6.2	6.3
Net increase in deferred acquisition costs, value of business acquired and intangibles	(5.1)	(1.6)	—	(6.7)

Total benefits and expenses	523.9	66.0	9.0	598.9

Income (loss) before income taxes	$72.4	$12.2	$(5.6)	$79.0

Three months ended June 30, 2006:	Insurance Services	Asset Management	Other	Total
Revenues:		(In millions)
Premiums	$479.7	$1.7	$—	$481.4
Administrative fees	2.4	13.0	(2.3)	13.1
Net investment income	76.7	36.7	4.1	117.5
Net capital losses	—	—	(0.3)	(0.3)

Total revenues	558.8	51.4	1.5	611.7

Benefits and expenses:
Benefits to policyholders	381.3	4.0	—	385.3
Interest credited	3.2	20.5	—	23.7
Operating expenses	73.4	14.4	0.3	88.1
Commissions and bonuses	37.3	6.6	—	43.9
Premium taxes	8.5	—	—	8.5
Interest expense	—	0.1	4.3	4.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(5.7)	(2.3)	—	(8.0)

Total benefits and expenses	498.0	43.3	4.6	545.9

Income (loss) before income taxes	$60.8	$8.1	$(3.1)	$65.8

Six months ended June 30, 2007:	Insurance Services	Asset Management	Other	Total
Revenues:		(In millions)
Premiums	$1,002.7	$7.4	$—	$1,010.1
Administrative fees	3.9	56.8	(5.8)	54.9
Net investment income	161.1	84.9	8.0	254.0
Net capital gains	—	—	1.6	1.6

Total revenues	1,167.7	149.1	3.8	1,320.6

Benefits and expenses:
Benefits to policyholders	780.4	11.5	—	791.9
Interest credited	7.8	45.8	—	53.6
Operating expenses	152.5	57.0	2.5	212.0
Commissions and bonuses	81.2	15.2	—	96.4
Premium taxes	18.2	—	—	18.2
Interest expense	—	0.2	10.6	10.8
Net increase in deferred acquisition costs, value of business acquired and intangibles	(11.9)	(3.2)	—	(15.1)

Total benefits and expenses	1,028.2	126.5	13.1	1,167.8

Income (loss) before income taxes	$139.5	$22.6	$(9.3)	$152.8

Total assets	$6,967.4	$7,409.6	$365.3	$14,742.3

Six months ended June 30, 2006:	Insurance Services	Asset Management	Other	Total
Revenues:		(In millions)
Premiums	$950.6	$3.8	$—	$954.4
Administrative fees	4.6	25.7	(4.8)	25.5
Net investment income	154.0	72.4	10.0	236.4
Net capital losses	—	—	(3.0)	(3.0)

Total revenues	1,109.2	101.9	2.2	1,213.3

Benefits and expenses:
Benefits to policyholders	759.5	8.2	—	767.7
Interest credited	6.0	40.3	—	46.3
Operating expenses	147.5	27.9	0.4	175.8
Commissions and bonuses	77.8	13.1	—	90.9
Premium taxes	16.8	—	—	16.8
Interest expense	—	0.2	8.7	8.9
Net increase in deferred acquisition costs, value of business acquired and intangibles	(13.5)	(4.8)	—	(18.3)

Total benefits and expenses	994.1	84.9	9.1	1,088.1

Income (loss) before income taxes	$115.1	$17.0	$(6.9)	$125.2

Total assets	$6,569.6	$5,875.5	$562.2	$13,007.3

5.	RETIREMENT BENEFITS

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees of StanCorp and its subsidiaries and is frozen for new participants. The agent pension plan, which is frozen for new participants, is for former field employees and agents. Both plans are sponsored and administered by Standard. The defined benefit pension plans provide benefits based on years of service and final average pay.

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

The following tables set forth the components of net periodic benefit cost and other amounts recognized in other comprehensive loss for the pension benefits and postretirement benefits:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$2.2	$2.0	$4.4	$4.0
Interest cost	3.6	3.2	7.2	6.2
Expected returns on plan assets	(4.2)	(3.5)	(8.4)	(7.0)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of unrecognized net transition asset	—	(0.1)	—	(0.2)
Amortization of net actuarial loss	0.5	0.8	1.0	1.3

Net periodic benefit costs	2.0	2.3	4.0	4.1

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):
Amortization of prior services cost	0.1	—	0.2	—
Amortization of net actuarial loss	(0.5)	—	(1.0)	—

Total recognized in other comprehensive income (loss)	(0.4)	—	(0.8)	—

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1.6	$2.3	$3.2	$4.1

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$0.2	$0.3	$0.4	$0.6
Interest cost	0.3	0.3	0.6	0.6
Expected returns on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic benefit costs	0.2	0.3	0.4	0.6

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):
Amortization of prior services cost	0.1	—	0.2	—

Total recognized in other comprehensive income (loss)	0.1	—	0.2	—

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$0.3	$0.3	$0.6	$0.6

The Company is not obligated to make any contributions to its pension plans for 2007.

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by StanCorp and Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.3 million and $1.5 million for the second quarters of 2007 and 2006, respectively, and $4.6 million and $3.5 million for the first six months of 2007 and 2006, respectively.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. Expenses were $0.6 million for the second quarters of 2007 and 2006, and $1.2 million and $1.0 million for the first six months of 2007 and 2006, respectively. Furthermore, a gain of $0.1 million and $0.2 million, net of tax, was reported in other comprehensive income for the second quarter and first six months of 2007, respectively, and $19.8 million was reported in other liabilities. In March 2007, additional executive officers were eligible to participate in the plan which increased the pension benefit obligation by $2.1 million and decreased accumulated other comprehensive income by $1.4 million, net of tax.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $8.6 million and $8.1 million at June 30, 2007, and December 31, 2006, respectively.

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

The Company purchases S&P 500 Index options in conjunction with its sales of indexed annuities. SFAS No. 133 requires companies to recognize all derivative investments as assets in the balance sheet at fair value. These investments are highly correlated to the portfolio allocation decisions of its policyholders, such that the Company is economically hedged with respect to index-based interest rate guarantees for the current reset period. However, the Company does not use hedge accounting and the change in fair value was accounted for in the net investment income section of the income statement. The fair value of the Company’s derivative instruments of $5.7 million and $3.0 million at June 30, 2007, and December 31, 2006, respectively, was included in fixed maturity securities in the consolidated balance sheets. The fair value associated with these investments increased $0.9 million for the second quarter and first six months of 2007, compared to a decrease of $0.1 million for the second quarter and first six months of 2006. The interest credited to policyholders was $1.2 million for the second quarter of 2007, compared to less than $0.1 million for the second quarter of 2006, and was $1.3 million for the first six months of 2007, compared to less than $0.1 million for the same period in 2006.

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

Our individual deferred annuities and group annuity products are classified as investment contracts and DAC related to these products is amortized over the life of related policies in proportion to expected gross profits in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”). DAC for individual deferred annuities is amortized in proportion to expected gross profits generally over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized in proportion to expected gross profits over 10 years with approximately 30% expected to be amortized by year five.

Effective January 1, 2007, the Company adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 defines an internal replacement as modifications in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election of a feature or coverage within an existing contract. An issued technical practice aid related to SOP 05-1 applies a rules-based interpretation of a replacement. With the adoption of SOP 05-1 beginning in 2007, DAC for the Company’s group insurance businesses is amortized over the initial premium rate guarantee period of the contract, which approximates 2.5 years. Previously, amortization of DAC on these contracts was in proportion to future premiums over approximately 5 years. The Company recorded an after-tax reduction to retained earnings of $29.4 million related to DAC for the adoption of SOP 05-1 as of January 1, 2007. In addition, we expect amortization of DAC to be $3 million to $5 million greater in 2007 than it would have been without the adoption of SOP 05-1. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. For the VOBA associated with the Minnesota Life Insurance Company (“Minnesota Life”) block of business reinsured, the amortization period is up to 30 years. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the acquisition of the Teachers Insurance and Annuity Association of America (“TIAA”) block of business was divided into two portions. The first portion of the VOBA, totaling $11.8 million at December 31, 2006, was associated with acquired claims of the TIAA block of business, and is amortized in proportion to expected gross profits for up to 20 years. If actual future profitability is inconsistent with the Company’s assumptions, StanCorp could be required to make adjustments to the VOBA and related amortization. The remaining VOBA, totaling $15.4 million at December 31, 2006, represented acquisition expenses related to future premiums of the TIAA block of business and was amortized in proportion to premiums. With the adoption of SOP 05-1 beginning in 2007, VOBA for our group insurance business related to future premiums was amortized over the initial premium rate guarantee period of the contract, which approximated 2.5 years. The group contracts related to the TIAA block of business have passed their initial premium rate guarantee period and therefore related VOBA was included in the initial adjustment to retained earnings for the adoption of SOP 05-1 as an after-tax reduction to retained earnings of $10.0 million as of January 1, 2007.

The Company’s other intangible assets are subject to amortization and consist of customer lists and a marketing agreement. Customer lists were acquired with the purchase of Invesmart and the acquisition by StanCorp Investment Advisers of small investment advisory firms. They have a combined weighted-average remaining life of 8.9 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years.

The following table sets forth activity for DAC, VOBA, other intangible assets and goodwill:

	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006
	(In million)
Carrying value beginning of period:
DAC	$208.5	$165.8
VOBA	53.7	59.6
Other intangible assets	47.0	19.9
Goodwill	33.5	—

Total balance, beginning of period	342.7	245.3

Deferred or acquired:
DAC	41.2	78.5
Other intangible assets	0.7	28.6
Goodwill	2.6	33.5

Total deferred or acquired	44.5	140.6

Amortized during period:
DAC	(21.1)	(35.8)
VOBA	(2.2)	(5.9)
Other intangible assets	(1.7)	(1.5)

Total amortized during period	(25.0)	(43.2)

Adjustment to apply SOP 05-1:
DAC	(45.3)	—
VOBA	(15.4)	—

Total adjustment during period	(60.7)	—

Carrying value end of period, net:
DAC	183.3	208.5
VOBA	36.1	53.7
Other intangible assets	46.0	47.0
Goodwill	36.1	33.5

Total carrying value, end of period	$301.5	$342.7

Customer lists with a value of $28.6 million with a weighted-average amortization period of 10 years and goodwill totaling $33.5 million were acquired by the Company during the third quarter of 2006, primarily in connection with the purchase of Invesmart. Goodwill and customer lists relate to the Asset Management segment.

At June 30, 2007, the accumulated amortization of VOBA and other intangible assets, excluding DAC, was $52.7 million and $5.2 million, respectively. The accumulated amortization of VOBA and other intangibles, excluding DAC, was $50.5 million and $3.5 million at December 31, 2006, respectively.

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for 2007 and each of the next five years is as follows:

(In millions)
2007	$8.5
2008	8.9
2009	6.9
2010	7.0
2011	6.8
2012	6.8

8.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at June 30, 2007. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

On June 15, 2006, the Company established a five-year, $200 million senior unsecured revolving credit facility (“Facility”). On May 9, 2007, the Facility was amended to extend the expiry date by one year to June 15, 2012. At the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended for an additional one-year period. Additionally, upon the request of StanCorp and with consent of the lenders under the Facility, the Facility can be increased by up to $100 million to a total of up to $300 million. Borrowings under the Facility will be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At June 30, 2007, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

On May 29, 2007, the Company completed a public debt offering of $300 million of 6.90%, junior subordinated debt (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is callable at par on or after 10 years and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable only with securities, which carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years and quarterly thereafter at a floating rate of three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp used approximately $30 million of the proceeds from the sale of the Subordinated Debt to fund the acquisition by StanCorp Real Estate (a wholly owned subsidiary) of certain real estate assets from Standard. The Company expects to use approximately $246 million to repurchase shares of its common stock and the remainder for general corporate purposes.

9.	ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, effective for all entities at the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If adopted by an entity, SFAS No. 159 creates a fair value option whereby a company may irrevocably elect to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings as those changes occur. An entity can elect the fair value option for many existing financial instruments and certain other items only at the date of initial adoption of SFAS 159. The Company is currently in the process of evaluating the effect of stating eligible financial instruments and certain other items at fair value as permitted by SFAS No. 159.

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

Executive Summary

Financial Results Overview

Net income per diluted share was $0.97 for the second quarter of 2007, compared to $0.78 for the same period in 2006. Net income for these same periods was $52.1 million and $42.9 million, respectively. Results for the second quarter reflect premium growth, comparatively favorable claims experience for the group insurance businesses as well as growth in assets under administration and increased commercial mortgage loan originations for the Asset Management segment. Also reflected in the results for the quarter was a one-time pre-tax expense of $3.0 million related to severance costs in connection with the departure of the Company’s chief financial officer.

Net income per diluted share was $1.86 for the first six months of 2007, compared to $1.48 for the same period in 2006. Net income for these same periods was $100.4 million and $81.6 million, respectively. The increase was primarily due to premium growth and comparatively favorable claims experience in our group insurance and individual disability businesses as well as growth in assets under administration and increased commercial mortgage loan originations for the Asset Management segment. Consolidated premiums increased 5.8% to $1.01 billion and revenue for the Asset Management segment increased 46.3% to $149.1 million for the first six months of 2007, compared to the same period in 2006.

Outlook

As we go forward in 2007, we will continue to focus on our long-term objectives and address challenges that may arise with discipline and from a position of superior financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management, and high-quality customer service.

As we look ahead to the second half of 2007, the following factors are expected to influence our annual financial results:

•	A continuing expectation of premium growth for 2007 to be in a range of 4% to 6%,

•	The assumption that the annual benefit ratio for 2007 will be in the range of 77.5% to 79.5% for the group insurance business. Claims experience can fluctuate widely from quarter to quarter, and

•	An estimation of annual growth in assets under administration of 10% to 15%, excluding the effects of acquisitions.

For our Asset Management segment, we will continue to integrate the operations of Invesmart, Inc. (“Invesmart”) while growing our assets under administration, further diversifying our earnings base. The Invesmart integration is proceeding according to plan. We expect this business to provide a $4 million to $8 million positive contribution to earnings in 2007, and to meet our return objectives of 14% to 15% on the $85 million purchase price in 2008.

Consolidated Results of Operations

Revenues

Revenues consist primarily of premiums, administrative fees and net investment income. Total revenues increased 10.8% to $677.9 million for the second quarter of 2007, compared to $611.7 million for the second quarter of 2006. Total revenues increased 8.8% to $1.32 billion for the first six months of 2007, compared to $1.21 billion for the same period in 2006.

The following table sets forth percentages of premium and administrative fee growth, and net investment income growth by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Premium and administrative fee growth:
Insurance Services	6.8%	6.4%	5.4%	5.9%
Asset Management	135.4	27.8	117.6	35.3
Consolidated total premium and administrative fee growth	10.5	6.7	8.7	6.4

Net investment income growth:
Insurance Services	6.3%	3.9%	4.6%	3.1%
Asset Management	18.8	5.2	17.3	4.6
Consolidated total net investment income growth	11.2	3.7	7.4	3.2
Total revenue growth	10.8%	6.0%	8.8%	5.5%

Premiums and Administrative Fees

Consolidated premium and administrative fee growth is primarily driven by premium growth in our Insurance Services segment and administrative fee growth in our Asset Management segment. Premiums for the Insurance Services segment increased 6.9% to $512.9 million for the second quarter of 2007 compared to the second quarter of 2006, and increased 5.5% to $1.0 billion for the first six months of 2007 compared to the same period in 2006. The increases in premiums included a single premium of $19.3 million related to a reserve buyout, which was offset by higher experience rated refunds (“ERRs”) of $13.4 million and $24.4 million for the second quarter and first six months of 2007, respectively, compared to $5.3 million and $10.8 million for the same periods in 2006. Administrative fees for our Asset Management segment increased 126.2% to $29.4 million for the second quarter of 2007 compared to the second quarter of 2006, and increased 121.0% to $56.8 million for the first six months of 2007 compared to the first six months of 2006. Administrative fee growth in our Asset Management segment for the second quarter and first six months of 2007 was primarily due to assets under administration added through the acquisition of Invesmart in July 2006, continued deposit growth, good customer retention and equity market performance in the retirement plans business. Excluding the administrative fees related to the addition of Invesmart, administrative fee growth for the Asset Management segment was 26.9% and 23.0% for the second quarter and first six months of 2007 compared to the same periods in 2006.

Net Investment Income

Net investment income increased 11.2% to $130.7 million for the second quarter of 2007 compared to the second quarter of 2006, and increased 7.4% to $254.0 million for the first six months of 2007 compared to the same period in 2006. Net investment income is primarily affected by changes in levels of invested assets, interest rates and commercial mortgage loan prepayment fees. The increases in net investment income for the second quarter and first six months of 2007 compared to the same periods in 2006 were primarily due to increases in average invested assets, premiums on called bonds and fair market value adjustments to derivatives. Average invested assets increased 5.4% and 4.8%, respectively, for the second quarter and first six months of 2007 compared to the same periods in 2006. Premiums on called bonds were $1.9 million for the second quarter and first six months of 2007, compared to $0.1 million and $0.2 million for the second quarter and first six months of 2006, respectively. The fair value adjustment to derivatives was an increase of $0.9 million for the second quarter and first six months of 2007, compared to a decrease of $0.1 million for the second quarter and first six months of 2006.

Commercial mortgage loan prepayment fees were $2.4 million and $1.9 million for the second quarters of 2007 and 2006, respectively, and $4.4 million and $5.5 million for the first six months of 2007 and 2006, respectively. The level of commercial mortgage loan prepayment fees will vary primarily based on the overall interest rate environment.

Net Capital Gains (Losses)

Net capital gains and losses are reported in “Other.” Net capital gains were $0.7 million for the second quarter of 2007, compared to net capital losses of $0.3 million for the second quarter of 2006. Net capital gains were $1.6 million for the first six months of 2007, compared to net capital losses of $3.0 million for the first six months of 2006. Net capital gains and losses occur as a result of sale or impairment of the Company’s assets, neither of which is likely to occur in regular patterns. While the timing of an impairment is not controllable, management does have discretion over the timing of sales of invested assets.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders, including interest credited for the Insurance Services segment, was $406.7 million for the second quarter of 2007, compared to $384.5 million for the same period in 2006. The increase was primarily due to business growth as evidenced by premium growth, offset by comparatively favorable claims experience in our group insurance business. Benefits to policyholders, including interest credited for the Insurance Services segment was $788.2 million for the first six months of 2007, compared to $765.5 million for the same period in 2006. The increase reflected business growth, offset by comparatively favorable claims experience in our group insurance and individual disability businesses.

Benefits to policyholders, including interest credited, for the Asset Management segment increased 27.3% to $31.2 million for the second quarter of 2007 compared to the same period in 2006 and increased 18.1% to $57.3 million for the first six months of 2007 compared to the same period in 2006. The increases were due to increased interest credited related to growth in general account assets in our retirement plans business and growth in individual fixed annuity deposits for the second quarter and first six months of 2007. The growth in average assets under administration for the retirement plans general account and individual fixed annuities was 10.0% and 7.4%, respectively, for the second quarter of 2007 compared to the second quarter of 2006, and was 10.8% and 7.7%, respectively, for the first six months of 2007 compared to the same period in 2006. In addition, interest credited increased due to an increase in the interest crediting rate to retirement plan customers and an increase in the interest crediting rate for equity-indexed annuities due to an increase in the S&P 500 index upon which the rate is based.

Operating Expenses

Operating expenses increased 20.0% to $105.7 million for the second quarter of 2007 compared to the second quarter of 2006, and increased 20.6% to $212.0 million for the first six months of 2007 compared to the same period in 2006. The increases were primarily due to business growth as evidenced by growth in premiums and assets under management. The increases in operating expenses included additional expenses of $11.6 million and $23.1 million for the second quarter and first six months of 2007, respectively, related to operating the Invesmart business, acquired in the third quarter of 2006, and a one-time pre-tax expense of $3.0 million related to severance costs in connection with the departure of the Company’s chief financial officer. See “Part II, Item 5—Other Information.” Excluding the Invesmart business and severance costs recorded in 2007, operating expenses increased 3.4% and 5.7%, respectively.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program, and factors such as customer retention, sales, growth in assets under administration and profitability of the business in each of our segments. Commissions and bonuses increased 5.7% to $46.4 million for the second quarter of 2007 compared to the second quarter of 2006, and 6.1% to $96.4 million for the first six months of 2007 compared to the first six months of 2006. The increases were primarily due to premium growth and growth in assets under administration.

Net Increase in Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

We defer certain commissions, bonuses and certain operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is then amortized to achieve matching against expected gross profits. The Company’s other intangibles consisting of customer lists and marketing agreements are also subject to amortization. Customer lists were acquired with the purchase of Invesmart and the acquisition by StanCorp Investment Advisers, Inc. of small investment advisory firms. The customer lists are amortized over 10 years. The marketing agreement with Minnesota Life Insurance Company (“Minnesota Life”) is amortized up to 25 years. The net deferral for DAC, VOBA and other intangibles for the second quarter of 2007 decreased $1.3 million compared to the second quarter of 2006, and decreased $3.2 million for the first six months of 2007 compared to the same period in 2006. In addition, a cumulative effect adjustment of $39.4 million after-tax was recorded as a reduction to retained earnings on January 1, 2007, as a result of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. As a result of the adoption of SOP 05-1, we expect amortization of DAC to be $3 million to $5 million greater in 2007 than it would have been without the adoption of SOP 05-1. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill.”

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 34.1% and 34.8% for the second quarters of 2007 and 2006, respectively, and 34.3% and 34.8% for the first six months of 2007 and 2006, respectively.

At June 30, 2007, the years open for audit were 2003 through 2006.

Business Segments

StanCorp operates through two segments: Insurance Services and Asset Management. The Insurance Services segment markets group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. In addition, this segment offers investment management services, commercial mortgage loan origination and servicing, and individual fixed annuities. It also includes the operations of Invesmart, a provider of retirement plan services, and investment advisory and management services, acquired in July 2006. Resources are allocated and performance is evaluated at the segment level.

Measured as a percentage of total revenues, revenues for our segments for the second quarter of 2007 were 88.0% for Insurance Services and 11.5% for Asset Management. Measured as a percentage of total revenues, revenues for our segments for the first six months of 2007 were 88.4% for Insurance Services and 11.3% for Asset Management.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in “Other.”

Insurance Services Segment

As the Insurance Services segment is our largest segment, it substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $72.4 million for the second quarter of 2007, compared to $60.8 million for the second quarter of 2006, and $139.5 million for the first six months of 2007, compared to $115.1 million for the first six months of 2006. Results for the comparative periods were affected by premium growth, comparatively favorable claims experience in our group insurance business for the second quarter of 2007 and comparatively favorable claims experience in our individual disability business for the first quarter of 2007.

Following are key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Dollars in millions)
Premiums:
Group insurance life and AD&D	$196.4	$181.7	$387.5	$362.9
Group insurance long term disability	226.6	202.7	432.7	402.0
Group insurance short term disability	54.1	52.7	107.0	103.5
Group insurance dental	18.2	18.3	36.4	36.0
ERRs	(13.4)	(5.3)	(24.4)	(10.8)
Individual disability	31.0	29.6	63.5	57.0

Total premiums	$512.9	$479.7	$1,002.7	$950.6

Group insurance sales (annualized new premiums) reported at contract effective date	$58.3	$51.2	$178.4	$175.3
Individual disability sales (annualized new premiums)	6.1	5.2	11.0	10.2

Group insurance benefit ratio (% of revenues)	68.9%	70.2%	69.0%	69.5%
Group insurance benefit ratio (% of premiums)	79.0	80.7	79.3	80.0
Individual disability benefit ratio (% of revenues)	59.3	51.3	49.2	62.9
Individual disability benefit ratio (% of premiums)	84.2	71.6	68.5	89.3
Segment operating expense ratio (% of premiums)	14.4	15.3	15.2	15.5

Revenues

Revenues for the Insurance Services segment increased 6.7% to $596.3 million for the second quarter of 2007 compared to the same period in 2006, and 5.3% to $1.17 billion for the first six months of 2007 compared to the same period in 2006. The growth in revenues for both comparative periods was primarily due to increased premiums and net investment income in our group insurance business.

Premiums

Premiums for the Insurance Services segment increased 6.9% to $512.9 million for the second quarter of 2007, compared to $479.7 million for the second quarter of 2006, and 5.5% to $1.0 billion for the first six months of 2007, compared to $950.6 million for the first six months of 2006. The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines primarily due to employment and wage rate growth from existing group policyholders.

Sales.    Sales of our group insurance products increased 13.9% to $58.3 million for the second quarter of 2007 compared to the second quarter of 2006, and increased 1.8% to $178.4 million for the first six months of 2007 compared to the same period in 2006. The increases in sales included a single sale of $19.3 million related to a reserve buyout in the second quarter of 2007. Sales activity continues to reflect a price competitive sales environment in 2007 and disciplined sales practices.

Persistency.    Annual persistency for our group insurance products has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. Persistency is reported annually.

Organic Growth.    We continue to experience steady organic growth in our group insurance in force business due to continued employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees.

Premium growth for the second quarter and first six months of 2007 compared to the same periods in 2006 was affected by a single sale of $19.3 million related to a reserve buyout. The buyout included claims incurred prior to June 1, 2007. Premium growth was offset by higher ERRs for the second quarter of 2007 of $13.4 million compared to $5.3 million for the second quarter of 2006, and $24.4 million for the first six months of 2007, compared to $10.8 million for the first six months of 2006. ERRs, which are refunds to certain group contract holders based on favorable claims experience, can vary greatly from quarter to quarter depending on the underlying experience of the specific contracts.

Net Investment Income

Net investment income for the Insurance Services segment increased 6.3% to $81.5 million for the second quarter of 2007 compared to the second quarter of 2006, and increased 4.6% to $161.1 million for the first six months of 2007 compared to the same period in 2006. The increases in net investment income were primarily affected by growth in average invested assets due to premium growth, partially offset by a decrease in real estate income of $1.2 million and $2.3 million for the second quarter and first six months of 2007, respectively, due to a reallocation of invested assets from this segment to the Asset Management segment. In addition, the second quarter of 2007 was impacted by $1.3 million in additional income related to fixed maturity securities called during the period and an increase of $0.4 million in commercial mortgage loan prepayments for assets allocated to businesses in this segment. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence measured by the number of claims, and claims severity measured as the length of time a disability claim is paid and the size of the claim. The assumptions used to establish the related reserves reflect claims incidence and claims severity, as well as new-money investment interest rates and overall portfolio yield, as both affect the discount rate used to establish reserves.

Benefits to policyholders, including interest credited, for the Insurance Services segment increased 5.8% to $406.7 million for the second quarter of 2007 compared to the same period in 2006, and 3.0% to $788.2 million for the first six months of 2007 compared to the same period in 2006. The increases primarily resulted from business growth as evidenced by premium growth. Premiums for the Insurance Services segment increased 6.9% for the second quarter of 2007 compared to the second quarter of 2006, and 5.5% for the first six months of 2007 compared to the same period in 2006.

Because premium growth is one of the primary factors that drive benefits to policyholders, the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for the second quarter of 2007 was 79.0%, compared to 80.7% for the second quarter of 2006, and 79.3% for the first six months of 2007, compared to 80.0% for the same period in 2006. The benefit ratios for the second quarter and first six months of 2007 were within the Company’s estimated annual range of 77.5% to 79.5% for 2007. Claims experience can fluctuate widely from quarter to quarter.

The benefit ratio for our individual disability business was 84.2% for the second quarter of 2007, compared to 71.6% for the second quarter of 2006, reflecting comparatively less favorable claims experience for the second quarter of 2007 compared to 2006. The benefit ratio was 68.5% for the first six months of 2007, compared to 89.3% for the same period in 2006, primarily reflecting comparatively very favorable claims experience for the first quarter of 2007 compared to the first quarter of 2006. Claims experience can fluctuate widely from quarter to quarter.

In the third quarter of 2006, we increased our individual disability reserves $6.0 million to address a relatively new industry table for individual disability experience. Our block of business is relatively small, and as a result, we view the new industry table as more credible for establishing reserve levels compared solely to our own experience. We continue to monitor our developing experience in light of the availability of the new industry table, and if necessary, we will adjust our reserves accordingly.

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

The discount rate used for the second quarter of 2007 for newly established long term disability claim reserves remained unchanged from the first quarter of 2007 at 5.50%.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. The margin at June 30, 2007, in our overall block of business for group insurance between invested asset yield and weighted-average reserve discount rate was 38 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment increased 1.0% to $74.1 million for the second quarter of 2007 compared to the second quarter of 2006, and 3.4% to $152.5 million for the first six months of 2007 compared to the same period in 2006. The increases in operating expenses were primarily due to business growth as evidenced by premium growth.

Asset Management Segment

The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. In addition, this segment offers investment management services, commercial mortgage loan origination and servicing, and individual fixed annuities. It also includes the operations of Invesmart, a provider of retirement plan services, and investment advisory and management services, acquired in July 2006. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts offered through Standard Insurance Company (“Standard”) and for the trust product offered through Invesmart, began operating under the name Standard Retirement Services, Inc.

Income before income taxes for the Asset Management segment increased 50.6% to $12.2 million for the second quarter of 2007, and 32.9% to $22.6 million for the first six months of 2007 compared to the same periods in 2006. The increases were primarily due to fees earned from higher assets under administration. Revenues grew 52.1% for the second quarter of 2007, and 46.3% for the first six months of 2007 compared to the same periods in 2006. The slower growth in income before income taxes when compared to revenue growth was primarily due to a lower margin on the retirement trust product offered by Invesmart, which was a function of lower capital requirements for these products compared to group annuity products.

Following are key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Dollars in millions)
Premiums:
Retirement plans	$0.1	$0.4	$0.3	$1.0
Individual annuities	5.1	1.3	7.1	2.8

Total premiums	$5.2	$1.7	$7.4	$3.8

Administrative fees:
Retirement plans	$24.7	$9.6	$47.6	$18.7
Other financial services businesses	4.7	3.4	9.2	7.0

Total administrative fees	$29.4	$13.0	$56.8	$25.7

Net investment income:
Retirement plans	$20.5	$17.9	$41.9	$35.6
Individual annuities	18.2	16.5	35.4	33.1
Other financial services businesses	4.9	2.3	7.6	3.7

Total net investment income	$43.6	$36.7	$84.9	$72.4

Interest credited (% of net investment income):
Retirement plans	55.6%	55.3%	53.0%	54.5%
Individual annuities	69.2	64.2	66.7	63.1

Retirement plans:
Annualized operating expenses (% of average assets under administration)	0.5%	0.9%	0.5%	0.9%

			At June 30,
			2007	2006
Assets under administration:
Retirement plans general account			$1,425.3	$1,300.5
Retirement plans separate account			4,361.7	3,315.7

Retirement plans insurance products			5,787.0	4,616.2
Retirement plans trust products			11,518.0	—
Individual fixed annuities			1,267.4	1,179.9
Commercial mortgage loans under administration for other investors			1,616.6	1,274.6
Other			294.8	34.4

Total assets under administration			$20,483.8	$7,105.1

Revenues

Revenues for the Asset Management segment increased 52.1% to $78.2 million for the second quarter of 2007, compared to $51.4 million for the same period in 2006, and 46.3% to $149.1 million for the first six months of 2007, compared to $101.9 million for the same period in 2006. Revenues from the retirement plans business include plan and trust administration fees, fees on equity investments held in separate account assets and other assets under administration and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets into life contingent annuities, which can be selected by plan participants at the time of retirement. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life contingent annuities, which are primarily a single premium product. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment were $5.2 million for the second quarter of 2007, compared to $1.7 million for the second quarter of 2006, and $7.4 million for the first six months of 2007, compared to $3.8 million for the same period in 2006.

Administrative Fees

Administrative fees for the Asset Management segment were $29.4 million for the second quarter of 2007, compared to $13.0 million for the second quarter of 2006, and $56.8 million for the first six months of 2007, compared to $25.7 million for the same period in 2006. Administrative fees are primarily earned from assets under administration. Assets under administration for this segment, including retirement plans, the trust product, individual fixed annuities, outside managed commercial loans, and other were $20.48 billion and $7.11 billion at June 30, 2007 and 2006, respectively. Growth in assets under administration included assets added through the addition of Invesmart in July 2006. Excluding the assets under administration of Invesmart, average assets under administration increased 23.8% and 24.1% for the second quarter and first six months of 2007, respectively, compared to the same periods of 2006. The increases were due to continued deposit growth, good customer retention and equity market appreciation in the retirement plans business. StanCorp Mortgage Investors, LLC originated $395.9 million and $238.2 million of commercial mortgage loans for the second quarters of 2007 and 2006, respectively, and $696.1 million and $409.1 million for the first six months of 2007 and 2006, respectively. The increases in originations were primarily due to favorable interest rate conditions and distribution channel growth, accompanied by increased demand for fixed-rate commercial mortgage loans. Commercial mortgage loans managed for other investors increased 26.8% at June 30, 2007 compared to June 30, 2006.

Net Investment Income

Net investment income for the Asset Management segment increased 18.8% to $43.6 million for the second quarter of 2007 compared to the second quarter of 2006. The increase was due to a 10.0% increase in average retirement plan general account assets under administration for the second quarter of 2007 compared to the second quarter of 2006, a $1.2 million increase in commercial mortgage loan commitment fees as a result of an increase in commercial mortgage loan originations and a $1.2 million increase in real estate income due to transfer of real estate investments to the Asset Management segment to further centralize the management of these investments.

Net investment income for the Asset Management segment increased 17.3% to $84.9 million for the first six months of 2007 compared to the first six months of 2006. The increase was primarily due to a 10.8% increase in average retirement plan general account assets under administration for the first six months of 2007 compared to the first six months of 2006, a $2.2 million increase in commercial mortgage loan commitment fees as a result of the increase in commercial mortgage loan originations and a $2.3 million increase in real estate income due to the transfer of real estate investments to the Asset Management segment.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life contingent annuities, which vary significantly with life contingent annuity sales. Benefits to policyholders for the

Asset Management segment increased 80.0% to $7.2 million for the second quarter of 2007 compared to the second quarter of 2006, and increased 40.2% to $11.5 million for the first six months of 2007 compared to the same period in 2006. Changes in the level of benefits to policyholders will approximate changes in premium levels because these annuities are primarily single premium life contingent annuity products with a significant portion of all premium payments established as a reserve.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment increased 17.1% to $24.0 million for the second quarter of 2007 compared to the second quarter of 2006, and 13.6% to $45.8 million for the first six months of 2007 compared to the same period in 2006. The increases in interest credited were due to growth in average assets under administration for both retirement plans general account and individual fixed annuities of 8.8% and 9.3%, respectively, for the second quarter and first six months of 2007 compared to the same periods in 2006. In addition, the increases reflected an increase in the interest crediting rate to retirement plan customers and an increase in interest credited for equity-indexed annuities due to an increase in the S&P 500 index upon which the interest credited rate is based. See “Note 6, Derivative Financial Instruments.”

Operating Expenses

Operating expenses for the Asset Management segment increased 100.0% to $28.8 million for the second quarter of 2007 compared to the second quarter of 2006, and increased 104.3% to $57.0 million for the first six months of 2007 compared to the same period in 2006. The increases in operating expenses for this segment were due to $11.6 million and $23.1 million related to operating the Invesmart business for the second quarter and first six months of 2007, respectively, and business growth as evidenced by growth in assets under administration.

Other

In addition to our two segments, we report our holding company and corporate activity in “Other.” This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation.

The Other category reported a loss before income taxes of $5.6 million for the second quarter of 2007, compared to a loss before income taxes of $3.1 million for the second quarter of 2006, and $9.3 million for the first six months of 2007, compared to a loss before income taxes of $6.9 million for the first six months of 2006. Contributing to the loss for the quarter and the first six months of 2007 were $3.0 million in pre-tax severance costs due to the departure of the chief financial officer and interest expense of $1.7 million related to a $300 million junior subordinated debt (“Subordinated Debt”) offering in May 2007. The interest expense was partially offset by net investment income of $1.5 million primarily due to increased levels of invested assets attributed to the cash received through the Subordinated Debt offering. See “Liquidity and Capital Resources—Financing Cash Flows.”

Liquidity and Capital Resources

Asset/Liability Matching and Interest Rate Risk Management

Asset/Liability management is a part of our risk management structure. The Asset/Liability mismatch risks assumed by us vary with economic conditions. The primary source of economic risk originates from changes in interest rates. It is management’s objective generally to align the characteristics of assets and liabilities so that our financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in different investments so that the certainty of meeting our financial obligations is increased. See “—Investing Cash Flows.”

We manage interest rate risk, in part, through asset/liability analyses. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at June 30, 2007, made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses.

As a percentage of our fixed maturity investments, callable bonds were 2.21% at June 30, 2007. Beginning in 2001, all commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee so that our expected yield from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 82% of our commercial mortgage loan portfolio contains this prepayment provision. The remainder of our commercial mortgage loans contains fixed prepayment fees that mitigate prepayments, but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $249.7 million for the first six months of 2007, compared to $209.0 million for the first six months of 2006.

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

Net cash used in investing activities was $505.7 million and $326.1 million for the first six months of 2007 and 2006, respectively. The increase was primarily due to an increase in commercial mortgage loan originations for the first six months of 2007 due to favorable interest rate conditions and distribution channel growth, accompanied by increased demand for fixed-rate commercial mortgage loans. In addition, our investment in fixed maturity securities increased primarily due to the investment of the cash received through the Subordinated Debt offering. Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At June 30, 2007, our portfolio consisted of 57% fixed maturity securities and 41% commercial mortgage loans, 1% real estate and 1% short-term investments.

Fixed Maturity Securities

Our fixed maturity securities totaled $4.93 billion at June 30, 2007. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A+ (Standard & Poor’s) at June 30, 2007. The percentage of fixed maturity securities below investment-grade was at 3.6% and 3.9% at June 30, 2007 and 2006, respectively. At June 30, 2007, there were no known valuation concerns regarding our fixed maturity security holdings. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

At June 30, our fixed maturity securities portfolio had gross unrealized capital gains of $52.2 million and gross unrealized capital losses of $101.8 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

At June 30, 2007, commercial mortgage loans in our investment portfolio totaled $3.52 billion. We currently have a portfolio of approximately 4,600 commercial mortgage loans. The average loan to value ratio for the overall portfolio was 57.2% at June 30, 2007, and the average loan size in the portfolio was approximately $0.8 million. We receive personal recourse on most of the loans.

At June 30, 2007, there were three commercial mortgage loans totaling $3.3 million in our portfolio that were more than 60 days delinquent, one of which was in the process of foreclosure totaling $0.4 million. We had a net balance of restructured loans of $2.0 million at June 30, 2007, and a commercial mortgage loan loss reserve of $2.5 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio have historically been better than industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows. At June 30, 2007, we do not have any direct exposure to sub-prime mortgages in our commercial mortgage loan portfolio.

At June 30, 2007, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	44.7% retail properties.

•	18.4% industrial properties.

•	20.1% office properties.

•	7.9% commercial properties.

•	5.9% hotel/motel properties.

•	3.0% apartment and agricultural properties.

At June 30, 2007, our commercial mortgage loan portfolio was diversified regionally as follows:

•	47.6% Western region.

•	24.0% Central region.

•	28.4% Eastern region.

Commercial mortgage loans in California accounted for 31.2% of our commercial mortgage loan portfolio at June 30, 2007. Through this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes, that may affect the state. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure, such diversification may not eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, we do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. We do not expect the exposure to catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio located in California to have a material adverse effect on our business, financial position, results of operations or cash flows. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2007, we had outstanding commitments to fund commercial mortgage loans totaling $201.2 million, with fixed interest rates ranging from 5.875% to 6.875%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows consist primarily of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $393.1 million and $220.2 million for the first six months of 2007 and 2006, respectively. The increase for 2007 primarily resulted from a $300 million Subordinated Debt offering in May 2007, partially offset by the elimination of a third party minority interest in a limited liability company that was dissolved in December 2006.

On June 15, 2006, the Company established a five-year, $200 million senior unsecured revolving credit facility (“Facility”). On May 9, 2007, the Facility was amended to extend the expiration date by one year to June 15, 2012. At the option of StanCorp and with the consent of the lenders under the Facility, the expiration date can be extended for an additional one-year period. Additionally, upon the request of StanCorp and with consent of the lenders under the Facility, the Facility can be increased by up to $100 million to a total of up to $300 million. Borrowings under the Facility will be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the Facility, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. The Facility is subject to fees and interest rates based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At June 30, 2007, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, and expires on December 1, 2008, registering common stock, preferred stock, debt securities and warrants.

On September 25, 2002, we completed an initial public debt offering of $250 million of 6.875%, 10-year senior notes (“Senior Notes”), pursuant to the shelf registration statement. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October.

On May 29, 2007, the Company completed a public debt offering of $300 million of 6.90%, Subordinated Debt. The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable only with securities which carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp used approximately $30 million of the proceeds from the sale of the Subordinated Debt to fund the acquisition by StanCorp Real Estate, LLC (a wholly owned subsidiary) of certain real estate assets from Standard. The Company intends to use approximately $246 million to repurchase shares of its common stock and the remainder for general corporate purposes.

On May 7, 2007, the board of directors authorized a repurchase program for up to 6.0 million shares of StanCorp common stock, which replaced the Company’s prior share repurchase program. We repurchased common stock totaling $34.3 million for the second quarter of 2007, compared to $19.2 million for the second quarter of 2006, and $43.6 million for the first six months of 2007, compared to $24.2 million for the same period in 2006. At June 30, 2007, there were 5.4 million shares remaining under the share repurchase program.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our insurance subsidiaries’ target is generally to maintain capital at 275% of the company action level of Risk-based Capital (“RBC”) required by regulators, which is 550% of the authorized control level RBC required by our states of domicile.

We had debt to total capitalization ratios of 27.4% and 15.6% at June 30, 2007 and 2006, respectively. StanCorp’s ratio of earnings to fixed charges, including interest credited to policyholders, for the second quarters of 2007 and 2006 was 3.3x and 3.2x, respectively.

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

At June 30, 2007, our estimated total capital in excess of targeted RBC and holding company requirements was approximately $369.0 million. We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

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

In June 2007, Standard paid a dividend of $60 million to StanCorp. In March 2007, Standard paid a dividend to StanCorp of $31.4 million in cash and $63.6 million in fixed maturity securities. In June 2006, Standard paid a dividend of $147 million to StanCorp. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp.

Dividends to Shareholders

In the fourth quarter of 2006, StanCorp paid a cash dividend of $0.65 per share, totaling $34.8 million. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors. It is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors. In addition, the declaration or payment of dividends would be restricted if StanCorp elects to defer interest payments on its subordinated debt. If elected the restriction would be in place during the deferral period, which can not exceed five years.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (the “Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 14, 2005, the board of directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock. The share repurchases were effected in the open market or in negotiated transactions through May 7, 2007.

On May 7, 2007, the board of directors authorized a new share repurchase program of up to 6.0 million shares of StanCorp common stock. The share repurchase program will be effected in the open market or in negotiated transactions through December 31, 2008. The new share repurchase program replaced our previous share repurchase program, which had 1,180,500 shares remaining that were canceled upon authorization of the new program.

During the second quarter of 2007, we repurchased 678,500 shares of common stock at a total cost of $34.3 million for a volume weighted-average price of $50.61 per share. At June 30, 2007, there were 5.4 million shares remaining under the new share repurchase program. Also during the second quarter of 2007, we acquired 1,738 shares of common stock from an executive officer to cover tax liabilities of this officer resulting from the release of retention-based shares at a total cost of $0.1 million for a volume weighted-average price of $47.75 per common share, which reflects the market price on the transaction dates. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Financial Strength Ratings

Financial strength ratings, which rate claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including ours. In addition, credit ratings on our Senior Notes and Subordinated Debt are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products and also could increase costs of future debt issuances. Standard & Poor’s, Moody’s Investors Service, Inc., A.M. Best Company and Fitch, Inc. provide financial strength and credit ratings. In August 2006, Standard & Poor’s raised the financial strength rating of Standard to AA- from A+.

Standard’s financial strength ratings as of July 2007 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

•	AA- (Very Strong) by Fitch—4th of 21 ratings.

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide credit ratings on StanCorp’s Senior Notes. As of July 2007, ratings from these agencies were A-, Baa1, A- and bbb+, respectively. In July 2007, A.M. Best Company affirmed an issuer credit rating of a+ to Standard.

Standard & Poor’s, Moody’s Investors Services, Inc., Fitch, Inc. and A.M. Best Company also provide credit ratings on StanCorp’s Subordinated Debt. As of July 2007, ratings from these agencies were BBB, Baa2, BBB+ and bbb-, respectively.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8, Contingencies and Commitments.”

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at June 30, 2007.

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2005, through June 30, 2007, aggregated $0.2 million. At June 30, 2007, we maintained a reserve of $0.7 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory net gains from insurance operations before federal income taxes were $56.6 million for the second quarter of 2007, compared to $57.1 million for the second quarter of 2006, and $113.9 million and $112.0 million for the first six months of 2007 and 2006, respectively. Statutory net gains from operations decreased for the second quarter of 2007 when compared to the second quarter of 2006 primarily due to an increase in benefits to policyholders, partially offset by premium growth. Differences between Statutory and GAAP results for the second quarter of 2007 compared to the second quarter of 2006 and the first six months of 2007 compared to the same period of 2006 are primarily due to the difference in discount rates used to establish reserves. Statutory capital adjusted to exclude asset valuation reserves for our insurance subsidiaries totaled $1.04 billion and $986.3 million at June 30, 2007 and 2006, respectively.

Effective December 31, 2006, the NAIC adopted changes to the RBC calculation that required us to perform additional testing to determine the risk based capital requirement for annuities. The adopted change did not have a material impact on our RBC requirements.

Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7, Deferred Acquisition Cost (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill.”

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

Acquisition costs are those costs that vary with and are primarily related to the acquisition and in some instances the renewal of insurance products. These costs are typically one time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $183.3 million and $208.5 million at June 30, 2007 and December 31, 2006, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred and are charged to expense as incurred.

Our individual deferred annuities and group annuity products are classified as investment contracts and DAC related to these products is amortized over the life of related policies in proportion to expected gross profits in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”). For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 30% expected to be amortized by year five.

Effective January 1, 2007, the Company adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 defines an internal replacement as modifications in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election of a feature or coverage within an existing contract. An issued technical practice aid related to SOP 05-1 applies a rules-based interpretation of a replacement. With the adoption of SOP 05-1 beginning in 2007, DAC for our group insurance businesses is amortized over the initial premium rate guarantee period of the contract, which approximates 2.5 years. Previously, amortization of DAC on these contracts was in proportion to future premiums over approximately 5 years. The Company recorded an after-tax reduction to retained earnings of $29.4 million related to DAC for the adoption of SOP 05-1 as of January 1, 2007. In addition, we expect amortization of DAC to be $3 million to $5 million greater in 2007 than it would have been without the adoption of SOP 05-1. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. VOBA is amortized in proportion to future premiums or future profitability, as appropriate. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the acquisition of the Teachers Insurance and Annuity Association of America (“TIAA”) block of business is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to future premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA and other intangible assets totaled $82.1 million and $100.7 million at June 30, 2007 and December 31, 2006, respectively.

With the adoption of SOP 05-1 beginning in 2007, VOBA for our group insurance business related to future premiums was amortized over the initial premium rate guarantee period of the contract, which approximated 2.5 years. The group contracts related to the TIAA block of business have passed their initial premium rate guarantee period and therefore related VOBA was included in the initial adjustment to retained earnings for the adoption of SOP 05-1 as an after-tax reduction to retained earnings of $10.0 million as of January 1, 2007.

At June 30, 2007, DAC and VOBA balances, which are amortized in proportion to expected gross profits accounted for 31.8% and 29.2%, or $58.3 million and $10.6 million of the total balance for DAC and VOBA, respectively.

At December 31, 2006, DAC and VOBA balances, which are amortized in proportion to expected gross profits accounted for 25.1% and 22.0%, or $52.4 million and $11.8 million of the total balance for DAC and VOBA, respectively.

In addition to periodic impairment testing for DAC and VOBA amortized in proportion to expected gross profits, the Company revises its assumptions annually to reflect its current best estimate of future gross profits.

The cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision, a process known as “unlocking”. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking the amortization schedule for future periods is also adjusted.

The Company’s other intangible assets are subject to amortization and consist of customer lists and a marketing agreement. Customer lists were acquired with the purchase of Invesmart and the acquisition by StanCorp Investment Advisers of small investment advisory firms. They have a combined weighted-average remaining life of approximately 8.9 years at June 30, 2006. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products.

At June 30, 2007, goodwill related to the acquisition of Invesmart was $36.1 million.

Forward-looking Statements

Some of the statements contained in this Form 10-Q, including those relating to our strategy and growth prospects and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed below. As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results or conditions to future periods.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums and annuity deposits.

•	Growth in assets under administration including performance of equity investments in the separate account.

•	Availability of capital required to support business growth and the effective utilization of excess capital.

•	Achievement of anticipated levels of operating expenses.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	Credit quality of the holdings in our investment portfolios.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Concentration of commercial mortgage loan assets collateralized in California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	The condition of the economy and expectations for interest rate changes.

•	The impact of rising benefit costs on employer budgets for employee benefits.

•	Integration and performance of business acquired through reinsurance or acquisition.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level or changes in U.S. GAAP accounting principles, practices or policies.

•	Findings in litigation or other legal proceedings.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size.

•	Adequacy of asset/liability management.

•	Concentration of risk, especially inherent in group life products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy, and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Losses from a disease pandemic.

•	Events of terrorism, natural disasters, or other catastrophic events.

•	Changes in federal or state income taxes.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp since those reported in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of StanCorp has evaluated, under the supervision and with the participation of our chief executive officer and principal financial officer, the effectiveness of our “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2007, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

ITEM 1A:  RISK FACTORS

Risk factors that may affect our business are as follows:

•

Our reserves for future policy benefits and claims related to our current and future business as well as businesses we may acquire in the future may prove to be inadequate—For certain of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions which can be materially affected by changes in the national or regional economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Claims experience on our products can fluctuate widely from period to period. If actual events vary materially from our assumptions used when establishing the reserves to meet our obligations for future policy benefits and claims, we may be required to increase our reserves, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

Differences between actual claims experience and underwriting and reserving assumptions may adversely affect our financial results—Our long term disability products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during these periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including, in some cases, up to normal retirement age or longer. Longer duration claims expose us to the possibility that we may pay benefits in excess of the amount that we anticipated when the policy was underwritten. The profitability of our long term disability products is thus subject to volatility resulting from the difference between our actual claims experience and our assumptions at the time of underwriting and from changes in economic conditions.

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

•

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us in sufficient amounts to pay dividends to shareholders, make payments on debt securities and meet our other obligations—We are a holding company for our insurance and asset management subsidiaries and do not have any significant operations of our own. Dividends and permitted payments from our subsidiaries are our principal source of cash to meet our other obligations, pay dividends to shareholders and make payments on debt securities. As a result, our ability to pay dividends to shareholders and interest payments on debt securities will depend primarily upon the receipt of dividends and other distributions from our subsidiaries.

Many of our subsidiaries are non-insurance businesses and have no regulatory restrictions on dividends. Our insurance subsidiaries, however, are regulated by insurance laws and regulations that limit the maximum amount of dividends, distributions and other payments that they could declare and pay to us without prior approval of the states in which the subsidiaries are domiciled. Under Oregon law, Standard Insurance Company may pay dividends only from the earned surplus arising from its business. Oregon law gives the Director of the Oregon Department of Consumer and Business Services—Insurances Division (“Oregon Insurance Division”) broad discretion regarding the approval of dividends. Oregon law requires us to receive the prior approval of the Oregon Insurance Division to pay a dividend if such dividend exceeds certain statutory limitations; however, it is at the Oregon Insurance Division’s discretion to request prior approval of dividends at any time. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends from Subsidiaries.”

•

Our business may be affected by employment and wage growth—Two factors in the growth of StanCorp’s group businesses are the employment levels, and salary and wage growth of its employer groups. A reduction in either of these factors may affect premium levels for our group businesses.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchases as Part of Publicly Announces Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2007	24,000	$47.85	24,000	1,230,000
May 1-31, 2007	131,238	49.34	129,500	5,920,000
June 1-30, 2007	525,000	51.04	525,000	5,395,000

Total second quarter	680,238		678,500

On November 14, 2005, the board of directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock. The share repurchases were effected in the open market or in negotiated transactions through May 7, 2007.

On May 7, 2007, the board of directors authorized a share repurchase program of up to 6.0 million shares of StanCorp common stock. The share repurchases will be effected in the open market or in negotiated transactions through December 31, 2008. The new share repurchase program replaced the Company’s previous share repurchase program, which had 1,180,500 shares remaining that were canceled upon authorization of the new program. Included in the share repurchases during the second quarter of 2007 were 1,738 shares of common stock acquired from an executive officer to cover tax liabilities of this officer resulting from the release of retention-based shares at a total cost of $0.1 million for a volume weighted-average price of $47.75 per common share, which reflects the market prices on the transaction dates.

In addition, the declaration or payment of dividends can be restricted if StanCorp elects to defer interest payments on its subordinated debt. If elected the restriction would be in place during the deferral period, which can not exceed five years. See “Dividends to Shareholders.”

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Shareholders, held on May 7, 2007, the following matters were submitted to a vote: the election of four directors to serve for three-year terms expiring in 2010, ratification of the appointment of Deloitte & Touche LLP, as Independent Auditors for the current year and approval of the Short Term Incentive Plan. The results of the voting on these matters were as follows:

	Votes For	Votes Withheld	Abstained	Broker Non-Votes
1. Election of Directors
Jerome J. Meyer	39,751,777	622,290	—	—
Ralph R. Peterson	39,756,871	617,196	—	—
E. Kay Stepp	40,136,581	237,486	—	—
Michael G. Thorne	39,752,361	621,706	—	—

	Votes For	Votes Against	Abstained	Broker Non-Votes
2. Ratification of the Appointment of Independent Auditors	40,177,740	57,743	138,586	—
3. Approval of the Short Term Incentive Plan	38,707,370	1,380,111	286,583	3

The directors whose terms of office continued are as follows:

Virginia L. Anderson

Frederick W. Buckman

John E. Chapoton

Stanley R. Fallis

Wanda G. Henton

Peter O. Kohler, M.D.

Eric E. Parsons

Ronald E. Timpe

ITEM 5:	OTHER INFORMATION

On June 18, 2007, the Company entered into a mutual separation agreement with its former senior vice president and chief financial officer, Cindy McPike. As consideration for the agreement, the Company has agreed to pay $3.0 million to Ms. McPike. The first payment of $1.5 million was made within five business days after July 1, 2007 and the final payment of $1.5 million is due within five business days after January 1, 2008. The agreement includes non-disparagement and confidentiality clauses. The Company is conducting a search for a successor. Robert M. Erickson, assistant vice president and controller will fulfill the duties of principal financial officer on an interim basis until a successor is found. See “Exhibit 10.1, Release and Separation Agreement, between StanCorp and the Company’s former Senior Vice President and Chief Financial Officer,” furnished herewith.

ITEM 6:	EXHIBITS

Exhibit Index
Exhibit 10.1	Release and Separation Agreement, between StanCorp and the Company’s former Senior Vice President and Chief Financial Officer

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2007	By:	/s/ ROBERT M. ERICKSON
Robert M. Erickson Assistant Vice President, Controller and Principal Financial Officer

EXHIBITS INDEX

Number	Name	Method of Filing
10.1	Release and Separation Agreement, between StanCorp and the Company’s former Senior Vice President and Chief Financial Officer	Furnished herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith