Form 10-Q
period 2007-09-30
STANCORP FINANCIAL GROUP INC
filed 2007-11-06
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 26, 2007, there were 49,519,595 shares of the registrant’s common stock, no par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2007 and 2006	1

	Unaudited Consolidated Balance Sheets at September 30, 2007, and December 31, 2006	2

	Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2007, and the year ended December 31, 2006	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	4

	Condensed Notes to Unaudited Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46

ITEM 4.	CONTROLS AND PROCEDURES	46

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	47

ITEM 1A.	RISK FACTORS	47

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	50

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	50

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	50

ITEM 5.	OTHER INFORMATION	50

ITEM 6.	EXHIBITS	51

SIGNATURES		52

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Premiums	$522.2	$479.4	$1,532.3	$1,433.8
Administrative fees	30.2	25.1	85.1	50.6
Net investment income	131.3	120.5	385.3	356.9
Net capital gains (losses)	(0.4)	2.1	1.2	(0.9)

Total revenues	683.3	627.1	2,003.9	1,840.4

Benefits and expenses:
Benefits to policyholders	389.4	374.1	1,181.3	1,141.8
Interest credited	28.8	25.3	82.4	71.6
Operating expenses	106.7	93.2	318.7	269.0
Commissions and bonuses	49.5	45.5	145.9	136.4
Premium taxes	8.8	9.2	27.0	26.0
Interest expense	10.1	4.5	20.9	13.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(8.1)	(7.1)	(23.2)	(25.4)

Total benefits and expenses	585.2	544.7	1,753.0	1,632.8

Income before income taxes	98.1	82.4	250.9	207.6
Income taxes	31.5	27.7	83.9	71.3

Net income	66.6	54.7	167.0	136.3
Other comprehensive income (loss), net of tax:
Unrealized gains or losses on securities available-for-sale:
Unrealized capital gains (losses) on securities available-for-sale, net	30.5	74.1	(15.7)	(34.2)
Reclassification adjustment for net capital (gains) losses included in net income, net	0.2	(0.4)	(1.6)	(1.3)
Defined benefit retirement plans:
Prior service cost arising during the period, net	—	—	(1.4)	—
Reclassification adjustment for amortization to net periodic pension cost, net	0.3	—	0.8	—

Total other comprehensive income (loss), net of tax	31.0	73.7	(17.9)	(35.5)

Comprehensive income	$97.6	$128.4	$149.1	$100.8

Net income per common share:
Basic	$1.30	$1.02	$3.17	$2.51
Diluted	1.29	1.01	3.14	2.48
Weighted-average common shares outstanding:
Basic	51,305,372	53,885,501	52,635,481	54,306,141
Diluted	51,785,108	54,410,978	53,150,975	54,919,742

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2007	December 31, 2006
A S S E T S
Investments:
Fixed maturity securities—available-for-sale	$4,970.5	$4,786.0
Short-term investments	32.9	—
Commercial mortgage loans, net	3,580.7	3,316.0
Real estate, net	70.8	89.9
Policy loans	4.0	4.0

Total investments	8,658.9	8,195.9

Cash and cash equivalents	143.7	56.0
Premiums and other receivables	114.9	99.2
Accrued investment income	98.5	89.5
Amounts recoverable from reinsurers	926.1	913.6
Deferred acquisition costs, value of business acquired, intangibles and goodwill, net	313.3	342.7
Property and equipment, net	124.0	84.6
Deferred tax assets, net	3.2	—
Other assets	29.2	24.6
Separate account assets	4,437.2	3,832.5

Total assets	$14,849.0	$13,638.6

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,090.7	$4,927.6
Other policyholder funds	3,108.7	2,937.8
Deferred tax liabilities, net	—	22.9
Short-term debt	3.9	2.4
Long-term debt	562.7	261.1
Other liabilities	249.1	189.8
Separate account liabilities	4,437.2	3,832.5

Total liabilities	13,452.3	12,174.1

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 49,828,134 and 53,592,178 shares issued at September 30, 2007, and December 31, 2006, respectively	302.4	479.9
Accumulated other comprehensive loss	(26.0)	(8.1)
Retained earnings	1,120.3	992.7

Total shareholders’ equity	1,396.7	1,464.5

Total liabilities and shareholders’ equity	$14,849.0	$13,638.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2006	54,712,936	$530.3	$59.8	$823.7	$1,413.8
Net income	—	—	—	203.8	203.8
Other comprehensive loss, net of tax	—	—	(43.4)	—	(43.4)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	(24.5)	—	(24.5)
Common stock:
Repurchased	(1,519,200)	(70.1)	—	—	(70.1)
Issued to directors	3,617	0.2	—	—	0.2
Issued under employee stock plans, net	394,825	19.5	—	—	19.5
Dividends declared on common stock	—	—	—	(34.8)	(34.8)

Balance, December 31, 2006	53,592,178	479.9	(8.1)	992.7	1,464.5

Net income	—	—	—	167.0	167.0
Cumulative adjustment to apply SOP 05-1, net of tax	—	—	—	(39.4)	(39.4)
Other comprehensive loss, net of tax	—	—	(17.9)	—	(17.9)
Common stock:
Repurchased	(4,010,700)	(192.7)	—	—	(192.7)
Issued to directors	1,292	0.3	—	—	0.3
Issued under employee stock plans, net	245,364	14.9	—	—	14.9

Balance, September 30, 2007	49,828,134	$302.4	$(26.0)	$1,120.3	$1,396.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2007	2006
Operating:
Net income	$167.0	$136.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	2.3	4.7
Depreciation and amortization	71.7	61.3
Deferral of acquisition costs, value of business acquired and intangibles, net	(63.9)	(47.9)
Deferred income taxes	2.7	(13.0)
Changes in other assets and liabilities:
Receivables and accrued income	(36.7)	(19.4)
Future policy benefits and claims	163.1	177.4
Other, net	59.8	12.2

Net cash provided by operating activities	366.0	311.6

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	489.7	352.6
Commercial mortgage loans	722.6	414.8
Real estate	2.1	7.3
Property and equipment	0.3	—
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(707.1)	(581.3)
Commercial mortgage loans	(988.4)	(689.4)
Real estate	(5.1)	(14.1)
Acquisitions	(6.1)	(80.7)
Short-term investments	(38.8)	—
Other investments	—	(1.8)
Acquisition of property and equipment	(35.7)	(10.3)

Net cash used in investing activities	(566.5)	(602.9)

Financing:
Policyholder fund deposits	1,280.7	1,192.0
Policyholder fund withdrawals	(1,109.8)	(987.8)
Short-term debt	1.5	—
Long-term debt	297.8	1.2
Third party interest in a limited liability company	—	143.3
Issuance of common stock, net	10.7	10.6
Repurchase of common stock	(192.7)	(67.7)

Net cash provided by financing activities	288.2	291.6

Increase in cash and cash equivalents	87.7	0.3
Cash and cash equivalents, beginning of year	56.0	53.2

Cash and cash equivalents, end of period	$143.7	$53.5

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$90.4	$75.7
Income taxes	70.6	74.2

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

StanCorp Equities is a limited broker-dealer and member of the Financial Industry Regulatory Authority. StanCorp Equities serves as principal underwriter and distributor for group variable annuity contracts issued by Standard and serves as the broker of record for certain retirement plans using the trust platform. StanCorp Equities carries no customer accounts but provides supervision and oversight for the distribution of group variable annuity contracts and of the sales activities of all registered representatives employed by StanCorp Equities and its affiliates.

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of the Company’s insurance subsidiaries. The average loan size of the commercial mortgage loans held by the insurance subsidiaries and serviced by StanCorp Mortgage Investors was approximately $0.8 million at September 30, 2007. The Company also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services to its retirement plan clients, individual investors and subsidiaries of StanCorp.

StanCorp Real Estate is a property management company that owns and manages the Hillsboro, Oregon home office properties and other investment properties and manages the Portland, Oregon home office properties.

In January 2006, StanCorp established StanCorp Trust Company, which offers limited direct trust services to clients.

StanCorp and Standard hold interests in low-income housing investments. Individually, the interests in these investments do not represent a significant variable interest pursuant to the definition of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (revised December 2003)—an interpretation of ARB No. 51, nor do they meet the requirements for consolidation. The total equity investment in these interests was $18.8 million and $21.1 million at September 30, 2007, and December 31, 2006, respectively.

Minority interest related to consolidated entities included in other liabilities was $0.6 million at September 30, 2007, and December 31, 2006.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2007, and for the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. Interim results for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. This report should be read in conjunction with the Company’s 2006 annual report on Form 10-K.

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

Net income per diluted common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (in millions)	$66.6	$54.7	$167.0	$136.3

Basic weighted-average common shares outstanding	51,305,372	53,885,501	52,635,481	54,306,141
Stock options	469,151	502,477	497,107	584,056
Restricted stock	10,585	23,000	18,387	29,545

Diluted weighted-common shares outstanding	51,785,108	54,410,978	53,150,975	54,919,742

Net income per diluted common share	$1.29	$1.01	$3.14	$2.48

Antidilutive shares not included in net income per diluted common share calculation	372,975	418,150	372,975	414,150

3.	SHARE-BASED COMPENSATION

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

The 2002 Stock Incentive Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 2.9 million. At September 30, 2007, 2.2 million shares or options for shares had been issued under the 2002 plan.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this section.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $2.3 million and $1.8 million for the third quarters of 2007 and 2006, respectively. The related tax benefits were $0.8 million and $0.6 million for the same periods, respectively. Income before income taxes included compensation cost related to all share-based compensation arrangements of $6.4 million and $6.3 million for the first nine months of 2007 and 2006, respectively. The related tax benefits were $2.2 million for both periods.

The Company has provided three types of share-based compensation pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan: option grants to directors, officers and certain non-officer employees; restricted stock grants to officers; and stock retainer fees to directors.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors and officers receive annual grants in amounts determined by the organization and compensation committee of the board of directors. Officers may receive options when hired or promoted to an officer position. In addition, the chief executive officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the market closing price of the stock on the date of grant. Directors’ options vest in one year with all others vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the change of control agreement. Options generally expire 10 years from the grant date.

A summary of option activity and options outstanding and exercisable is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,350,662	$32.61	6.7	$31,305,782
Granted	392,300	45.49
Exercised	(30,120)	24.02
Forfeited	(600)	42.07
Expired	(1)	32.53

Outstanding, March 31, 2007	2,712,241	34.56	6.9	38,546,046

Granted	38,500	47.75
Exercised	(64,778)	22.11
Forfeited	(65,887)	44.85
Expired	(600)	11.88

Outstanding, June 30, 2007	2,619,476	34.81	6.7	46,282,206

Granted	2,000	52.28
Exercised	(117,226)	29.23
Forfeited	(40,475)	44.80
Expired	(6,300)	48.14

Outstanding, September 30, 2007	2,457,475	34.89	6.5	36,148,560

Exercisable, September 30, 2007	1,620,929	29.78	5.5	32,109,774

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	1.34%	1.48%	1.34%	1.48%
Expected stock price volatility	22.7	24.5-25.7	22.7-26.8	23.0-28.9
Risk-free interest rate	4.60	4.83-5.14	4.57-4.69	4.17-5.14
Expected option lives	4.4 years	4.4 years	4.7 years	5.0 years

The weighted-average grant date fair value of options granted was $12.30 during the third quarter of 2007, compared to $12.47 during the third quarter of 2006. The total intrinsic value of the options exercised was $2.1 million and $1.6 million for the same periods, respectively. The weighted-average grant date fair value of options granted was $11.73 during the first nine months of 2007, compared to $13.15 during the first nine months of 2006. The total intrinsic value of the options exercised was $4.6 million and $6.1 million for the same periods, respectively.

The amount received from the exercise of stock options was $3.4 million for the third quarter of 2007, compared to $1.1 million for the third quarter of 2006. The related tax benefit derived from the tax deduction received by the Company for the difference between the stock price and the exercise price when the options were exercised was $0.7 million and $0.6 million for the same periods, respectively. The amount received from the exercise of stock options was $5.6 million for the first nine months of 2007, compared to $4.8 million for the first nine months of 2006. The related tax benefit derived from the tax deduction received by the Company for the difference between the stock price and the exercise price when the options were exercised was $1.5 million and $2.2 million for the same periods, respectively.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. At September 30, 2007, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $6.7 million. This cost will be recognized over the next four years.

Restricted Stock Grants

Restricted stock grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.5 million shares available for issuance as restricted stock at September 30, 2007.

Performance-based Restricted Stock

Performance-based awards are made to certain designated officers each year and vest with respect to all or a portion of the awards based on the Company’s financial performance for a given year. In years prior to 2007, awards consisted of restricted stock (60%), and cash performance units, representing a right to receive cash equal to the value of one share of stock subject to the same employment and performance criteria (40%). Both restricted stock and cash performance units are subject to forfeiture if continued employment and financial performance criteria are not met.

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

The compensation cost of these awards was measured using an estimate of the number of shares of StanCorp stock that will vest at the end of the performance period, multiplied by the fair market value. For shares, the fair market value was measured at the grant date. For cash units, the value was measured as of the date of the financial statements.

A summary of the activity for performance-based restricted stock outstanding is presented below:

	Restricted Shares	Cash Units	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2006	121,919	79,825	$41.37
Granted	—	—	—
Vested	(27,086)	(17,923)	32.69
Forfeited	(13,114)	(8,675)	32.69

Unvested balance, March 31, 2007	81,719	53,227	45.67

Granted	—	—	—
Vested	—	—	—
Forfeited	(1,814)	(1,209)	50.36

Unvested balance, June 30, 2007	79,905	52,018	45.56

Granted	—	—	—
Vested	—	—	—
Forfeited	(11,000)	(7,323)	45.19

Unvested balance, September 30, 2007	68,905	44,695	45.62

During the third quarters of 2007 and 2006, there were no performance-based shares or cash units granted. The weighted-average grant date fair value of both performance-based shares and cash units granted during the first nine months of 2007 and 2006 was $45.49 and $50.16, respectively. The total value of performance-based shares vested and cash units paid was $2.2 million for the first nine months of 2007, compared to $2.8 million for same period in 2006.

The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance and (for cash units) the price of the Company’s stock on the vesting dates. Assuming that the target is achieved for each performance goal, and valuing cash units at the price of StanCorp stock on September 30, 2007, $7.4 million in additional compensation cost would be recognized through 2009. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Retention-based Restricted Stock

Awards of retention-based restricted stock are made less frequently and at irregular intervals by the organization and compensation committee of the board of directors to certain senior officers. Participants vest with respect to the stock after completion of a specified period of employment, generally three or four years. The compensation cost of these awards was measured using the fair market value of the stock at the grant date and is amortized over the specified period of employment. There was $0.2 million of total unrecognized compensation cost related to unvested retention-based shares at September 30, 2007, which will be recognized by the end of 2008.

A summary of the retention-based restricted stock activity and its characteristics are presented below:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2006	23,000	$35.55
Granted	—	—
Vested	(8,000)	24.17
Forfeited	—	—

Unvested balance, March 31, 2007	15,000	41.62

Granted	—	—
Vested	(4,000)	30.31
Forfeited	—	—

Unvested balance, June 30, 2007	11,000	45.74

Granted	—	—
Vested	(3,000)	34.51
Forfeited	—	—

Unvested balance, September 30, 2007	8,000	50.36

Stock Retainer Fees to Directors

Prior to May 7, 2007, the Company used StanCorp common stock pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan to pay a portion of the retainer fees to members of the Company’s board of directors each quarter. Total retainer fees were fixed in dollars. Directors received one-third of the retainer fees in stock and received the remainder in cash. The number of shares issued varied according to the market value of the stock on the date of the issue. The shares were fully vested when issued.

On November 6, 2006, the board of directors of StanCorp approved a new director compensation schedule that became effective May 7, 2007. Under the new schedule, each director who is not an employee of StanCorp or Standard receives cash retainer fees that the Company pays quarterly. Additionally, each director will receive 1,000 shares of common stock annually beginning on the day preceding the annual shareholders meeting in 2008.

There were no director shares issued during the third quarter of 2007, compared to 876 during the third quarter of 2006. The weighted-average fair value per share for the shares issued was $51.48 for the third quarter of 2006. The number of director shares issued was 1,292 during the first nine months of 2007, compared to 2,601 during the first nine months of 2006. The weighted-average fair value per share for the shares issued was $46.36 and $51.96 for the same periods, respectively.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.9 million remain available at September 30, 2007.

The compensation cost for the ESPP was measured as the sum of the value of the 15% discount and the value of the embedded six-month option. The value of the discount is equal to 15% of the fair market value of the purchase price of the stock. The value of the embedded option was calculated using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected stock price volatility was based on the volatility of StanCorp common stock over the six months preceding the offering period. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of the grant.

	Nine Months Ended September 30,
	2007	2006
Dividend yield	1.34%	1.48%
Expected stock price volatility	17.0-27.7	24.9-32.7
Risk-free interest rate	4.69-5.15	4.36-5.17
Expected option lives	0.5 years	0.5 years

The weighted-average per-share fair value for the Company’s ESPP offerings was $10.24 for the first nine months of 2007, compared to $10.95 for the first nine months of 2006. The Company’s compensation cost resulting from the ESPP was $0.3 million for the third quarters of 2007 and 2006. The related tax benefit was $0.1 million for the third quarters of 2007 and 2006. The compensation costs resulting from the ESPP were $1.0 million for the first nine months of 2007 and 2006, respectively, and the related tax benefits realized were $0.3 million and $0.4 million for the same periods, respectively.

4.	SEGMENTS

StanCorp operates through two segments: Insurance Services and Asset Management. The Insurance Services segment markets group and individual disability insurance, group life and AD&D insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management and financial planning services, commercial mortgage loan origination and servicing, and individual fixed annuities, and includes the operations of Invesmart acquired in July 2006, which provides retirement plan services, and investment advisory and management services. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts offered through Standard and for the trust product offered through Invesmart, began operating under the name Standard Retirement Services. Resources are allocated and performance is evaluated at the segment level.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in “Other.”

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$206.9	$182.5	$594.4	$545.4
Group long term disability	215.1	202.2	647.8	604.2
Group short term disability	54.1	52.7	161.1	156.2
Group dental	18.8	18.7	55.2	54.7
Experience rated refunds	(8.3)	(8.7)	(32.7)	(19.5)

Total Group insurance premiums	486.6	447.4	1,425.8	1,341.0
Individual disability	34.0	30.6	97.5	87.6

Total Insurance Services premiums	520.6	478.0	1,523.3	1,428.6

Asset Management:
Retirement plans	0.5	0.2	0.8	1.2
Individual annuities	1.1	1.2	8.2	4.0

Total Asset Management premiums	1.6	1.4	9.0	5.2

Total premiums	$522.2	$479.4	$1,532.3	$1,433.8

Administrative fees:
Insurance Services:
Group insurance	$2.1	$2.1	$6.0	$6.5
Individual insurance	0.2	—	0.2	0.2

Total Insurance Services administrative fees	2.3	2.1	6.2	6.7

Asset Management:
Retirement plans	26.7	21.7	74.3	40.4
Other financial services businesses	4.3	3.8	13.5	10.8

Total Asset Management administrative fees	31.0	25.5	87.8	51.2

Other	(3.1)	(2.5)	(8.9)	(7.3)

Total administrative fees	$30.2	$25.1	$85.1	$50.6

Net investment income:
Insurance Services:
Group insurance	$70.0	$67.4	$206.1	$197.7
Individual insurance	12.0	12.0	37.0	35.7

Total Insurance Services net investment income	82.0	79.4	243.1	233.4

Asset Management:
Retirement plans	20.1	19.3	62.0	54.9
Individual annuities	18.7	17.4	54.1	50.5
Other financial services businesses	4.5	2.9	12.1	6.6

Total Asset Management net investment income	43.3	39.6	128.2	112.0

Other	6.0	1.5	14.0	11.5

Total net investment income	$131.3	$120.5	$385.3	$356.9

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended September 30, 2007:
Revenues:
Premiums	$520.6	$1.6	$—	$522.2
Administrative fees	2.3	31.0	(3.1)	30.2
Net investment income	82.0	43.3	6.0	131.3
Net capital losses	—	—	(0.4)	(0.4)

Total revenues	604.9	75.9	2.5	683.3

Benefits and expenses:
Benefits to policyholders	385.9	3.5	—	389.4
Interest credited	4.2	24.6	—	28.8
Operating expenses	77.3	30.5	(1.1)	106.7
Commissions and bonuses	42.4	7.1	—	49.5
Premium taxes	8.8	—	—	8.8
Interest expense	—	0.2	9.9	10.1
Net increase in deferred acquisition costs, value of business acquired and intangibles	(7.0)	(1.1)	—	(8.1)

Total benefits and expenses	511.6	64.8	8.8	585.2

Income (loss) before income taxes	$93.3	$11.1	$(6.3)	$98.1

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended September 30, 2006:
Revenues:
Premiums	$478.0	$1.4	$—	$479.4
Administrative fees	2.1	25.5	(2.5)	25.1
Net investment income	79.4	39.6	1.5	120.5
Net capital gains	—	—	2.1	2.1

Total revenues	559.5	66.5	1.1	627.1

Benefits and expenses:
Benefits to policyholders	370.5	3.6	—	374.1
Interest credited	3.6	21.7	—	25.3
Operating expenses	68.8	24.6	(0.2)	93.2
Commissions and bonuses	39.2	6.3	—	45.5
Premium taxes	9.2	—	—	9.2
Interest expense	—	0.2	4.3	4.5
Net increase in deferred acquisition costs, value of business acquired and intangibles	(6.1)	(1.0)	—	(7.1)

Total benefits and expenses	485.2	55.4	4.1	544.7

Income (loss) before income taxes	$74.3	$11.1	$(3.0)	$82.4

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine months ended September 30, 2007:
Revenues:
Premiums	$1,523.3	$9.0	$—	$1,532.3
Administrative fees	6.2	87.8	(8.9)	85.1
Net investment income	243.1	128.2	14.0	385.3
Net capital gains	—	—	1.2	1.2

Total revenues	1,772.6	225.0	6.3	2,003.9

Benefits and expenses:
Benefits to policyholders	1,166.3	15.0	—	1,181.3
Interest credited	12.0	70.4	—	82.4
Operating expenses	229.8	87.5	1.4	318.7
Commissions and bonuses	123.6	22.3	—	145.9
Premium taxes	27.0	—	—	27.0
Interest expense	—	0.4	20.5	20.9
Net increase in deferred acquisition costs, value of business acquired and intangibles	(18.9)	(4.3)	—	(23.2)

Total benefits and expenses	1,539.8	191.3	21.9	1,753.0

Income (loss) before income taxes	$232.8	$33.7	$(15.6)	$250.9

Total assets	$7,033.0	$7,515.5	$300.5	$14,849.0

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine months ended September 30, 2006:
Revenues:
Premiums	$1,428.6	$5.2	$—	$1,433.8
Administrative fees	6.7	51.2	(7.3)	50.6
Net investment income	233.4	112.0	11.5	356.9
Net capital losses	—	—	(0.9)	(0.9)

Total revenues	1,668.7	168.4	3.3	1,840.4

Benefits and expenses:
Benefits to policyholders	1,130.0	11.8	—	1,141.8
Interest credited	9.6	62.0	—	71.6
Operating expenses	216.3	52.5	0.2	269.0
Commissions and bonuses	117.0	19.4	—	136.4
Premium taxes	26.0	—	—	26.0
Interest expense	—	0.4	13.0	13.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(19.6)	(5.8)	—	(25.4)

Total benefits and expenses	1,479.3	140.3	13.2	1,632.8

Income (loss) before income taxes	$189.4	$28.1	$(9.9)	$207.6

Total assets	$6,943.0	$6,380.8	$145.2	$13,469.0

5.	RETIREMENT BENEFITS

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees of StanCorp and its subsidiaries and was frozen effective January 2003 for new participation. The agent pension plan, which is frozen for new participants, is for former field employees and agents. Both plans are sponsored and administered by Standard. The defined benefit pension plans provide benefits based on years of service and final average pay.

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

The following tables set forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for pension benefits and postretirement benefits:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$2.2	$2.1	$6.6	$6.1
Interest cost	3.6	3.1	10.8	9.3
Expected return on plan assets	(4.2)	(3.6)	(12.6)	(10.6)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of unrecognized net transition asset	—	(0.1)	—	(0.3)
Amortization of net actuarial loss	0.5	0.6	1.5	1.9

Net periodic benefit cost	2.0	2.0	6.0	6.1

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):
Amortization of prior services cost	0.1	—	0.3	—
Amortization of net actuarial loss	(0.5)	—	(1.5)	—

Total recognized in other comprehensive income (loss)	(0.4)	—	(1.2)	—

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1.6	$2.0	$4.8	$6.1

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$0.2	$0.3	$0.6	$0.9
Interest cost	0.3	0.3	0.9	0.9
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)

Net periodic benefit cost	0.2	0.3	0.6	0.9

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):
Amortization of prior services cost	0.1	—	0.3	—

Total recognized in other comprehensive income (loss)	0.1	—	0.3	—

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$0.3	$0.3	$0.9	$0.9

The Company is not obligated to make any contributions to its pension plans for 2007.

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by StanCorp and Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $1.9 million and $1.6 million for the third quarters of 2007 and 2006, respectively, and $4.2 million and $5.1 million for the first nine months of 2007 and 2006, respectively.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. Expenses were $0.6 million and $0.3 million for the third quarters of 2007 and 2006, respectively, and $1.7 million and $1.4 million for the first nine months of 2007 and 2006, respectively. Furthermore, a gain of $0.1 million and $0.3 million, net of tax, was reported in other comprehensive income for the third quarter and first nine months of 2007, respectively, and $20.1 million was reported in other liabilities. In March 2007, additional executive officers were eligible to participate in the plan, which increased the pension benefit obligation by $2.1 million and decreased accumulated other comprehensive income by $1.4 million, net of tax.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $8.7 million and $8.1 million at September 30, 2007, and December 31, 2006, respectively.

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

The Company purchases S&P 500 Index options in conjunction with its sales of indexed annuities. SFAS No. 133 requires companies to recognize all derivative investments as assets in the balance sheet at fair value. These investments are highly correlated to the portfolio allocation decisions of its policyholders, such that the Company is economically hedged with respect to index-based interest rate guarantees for the current reset period. However, the Company does not use hedge accounting and the change in fair value is accounted for in the net investment income line of the income statement. The fair value of the Company’s derivative instruments of $7.0 million and $3.0 million at September 30, 2007, and December 31, 2006, respectively, is included in fixed maturity securities in the consolidated balance sheets. The fair value associated with these investments increased $0.6 million and $1.5 million for the third quarter and first nine months of 2007, respectively, compared to an increase of $0.4 million and $0.3 million for the third quarter and first nine months of 2006, respectively. The interest credited to policyholders relating to the changes in the fair value of the index-based interest guarantee was $1.5 million for the third quarter of 2007, compared to $0.6 million for the third quarter of 2006, and was $2.9 million for the first nine months of 2007, compared to $0.6 million for the same period in 2006.

7.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”), OTHER INTANGIBLE ASSETS AND GOODWILL

DAC, VOBA, other intangible assets and goodwill are considered intangible assets. These intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. The Company’s intangible assets are subject to impairment tests on an annual basis, or more frequently if circumstances indicate that carrying values may not be recoverable.

Acquisition costs the Company defers as DAC are those costs that vary with and primarily are related to the acquisition, or in some instances the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business or placing that business in force. These costs and certain costs related to acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. The Company normally defers certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $191.7 million and $208.5 million at September 30, 2007, and December 31, 2006, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred.

DAC for group and individual disability insurance products and group life insurance products is amortized over the life of related policies in proportion to future premiums in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. The DAC for our group life and group disability products has generally been amortized over a period of five years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively. Beginning with the adoption of Statement of Position (“SOP”) 05-1 on January 1, 2007, the Company began amortizing DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years.

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 50% and 90%

expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 50% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from the Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization period was up to 10 years for VOBA that was amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA and intangibles totaled $85.5 million and $100.7 million at September 30, 2007, and December 31, 2006, respectively. The premium portion of the VOBA related to TIAA was recorded as a reduction of retained earnings upon adoption of SOP 05-1.

At September 30, 2007, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 30.7% and 28.3%, or $58.8 million and $10.0 million of the total balance for DAC and VOBA, respectively. At December 31, 2006, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 25.1% and 22.0% of the total balance for DAC and VOBA, or $52.4 million and $11.8 million, respectively.

Key assumptions, which will affect the determination of expected gross profits for the annuity products, are persistency, the spread between investment yields and interest credited, and stock market performance for the group annuity products with assets held in equity funds. For VOBA related to the TIAA group long term disability claims for which no further premiums are due, that is amortized in proportion to expected gross profits, the key assumptions that affect the development of expected gross profits are the claim termination rates and investment yields. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions do vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were acquired with the purchase of Invesmart, DPA, Inc. and with the acquisition by StanCorp Investment Advisers of small investment advisory firms. These customer lists have a combined weighted-average remaining life of approximately 9.7 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products.

The following table sets forth activity for DAC, VOBA, other intangible assets and goodwill:

	For the Nine Months Ended September 30, 2007	For the Year Ended December 31, 2006
	(In millions)
Carrying value, beginning of period:
DAC	$208.5	$165.8
VOBA	53.7	59.6
Other intangible assets	47.0	19.9
Goodwill	33.5	—

Total balance, beginning of period	342.7	245.3

Deferred or acquired:
DAC	62.9	78.5
Other intangible assets	6.0	28.6
Goodwill	2.6	33.5

Total deferred or acquired	71.5	140.6

Amortized during period:
DAC	(34.4)	(35.8)
VOBA	(3.1)	(5.9)
Other intangible assets	(2.7)	(1.5)

Total amortized during period	(40.2)	(43.2)

Adjustment to apply SOP 05-1:
DAC	(45.3)	—
VOBA	(15.4)	—

Total adjustment during period	(60.7)	—

Carrying value, end of period, net:
DAC	191.7	208.5
VOBA	35.2	53.7
Other intangible assets	50.3	47.0
Goodwill	36.1	33.5

Total carrying value, end of period	$313.3	$342.7

Customer lists with a value of $28.6 million with a weighted-average amortization period of 10 years and goodwill totaling $33.5 million were acquired by the Company during the third quarter of 2006, primarily in connection with the purchase of Invesmart. Goodwill and customer lists relate to the Asset Management segment.

At September 30, 2007, the accumulated amortization of VOBA and other intangible assets, excluding DAC, was $53.6 million and $6.2 million, respectively. The accumulated amortization of VOBA and other intangibles, excluding DAC, was $50.5 million and $3.5 million at December 31, 2006, respectively.

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for 2007 and each of the next five years is as follows:

(In millions)
2007	$8.6
2008	9.4
2009	7.3
2010	7.4
2011	7.2
2012	7.2

8.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at September 30, 2007. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2007, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

On May 29, 2007, the Company completed a public debt offering of $300 million of 6.90%, junior subordinated debt (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is callable at par on or after 10 years and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years and quarterly thereafter at a floating rate of three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp used approximately $30 million of the proceeds from the sale of the Subordinated Debt to fund the acquisition by StanCorp Real Estate (a wholly owned subsidiary) of certain real estate assets from Standard. The Company expects to use the remainder to repurchase shares of its common stock and for general corporate purposes.

9.	ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, effective for all entities at the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If adopted by an entity, SFAS No. 159 creates a fair value option whereby a company may irrevocably elect to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings as those changes occur. An entity can elect the fair value option for many existing financial instruments and certain other items only at the date of initial adoption of SFAS No. 159. The Company is currently in the process of evaluating the effect of stating eligible financial instruments and certain other items at fair value as permitted by SFAS No. 159.

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

Executive Summary

Financial Results Overview

Net income per diluted share was $1.29 for the third quarter of 2007, compared to $1.01 for the third quarter of 2006. Net income for these same periods was $66.6 million and $54.7 million, respectively. Results for the third quarter reflected premium growth, comparatively favorable claims experience for the group and individual disability insurance businesses and a 2.6 million reduction in diluted weighted-average shares outstanding primarily due to share repurchases.

Net income per diluted share was $3.14 for the first nine months of 2007, compared to $2.48 for the same period in 2006. Net income for these same periods was $167.0 million and $136.3 million, respectively. The increase in net income primarily was due to premium growth and comparatively favorable claims experience in our group insurance and individual disability businesses as well as growth in assets under administration and increased commercial mortgage loan originations for the Asset Management segment. Consolidated premiums increased 6.9% to $1.53 billion. Revenue for the Asset Management segment increased 33.6% to $225.0 million for the first nine months of 2007 compared to the same period in 2006. The increase in net income per diluted share was also affected by a 1.8 million reduction in diluted weighted-average shares outstanding primarily due to share repurchases.

Outlook

For 2007 and beyond, we will continue to focus on our long-term objectives and address challenges that may arise with discipline and from a position of superior financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service.

For 2007, the Company is positioned to meet or exceed the following factors, which are expected to influence our annual financial results:

•	Previous premium growth guidance for 2007, in the range of 4% to 6%;

•

The expectation that the annual benefit ratio for 2007 will be in the range of 77.5% to 79.5% for the group insurance business, recognizing that claims experience can fluctuate widely from quarter to quarter;

•	Annual growth in assets under administration of 10% to 15%, excluding the effects of acquisitions.

For our Asset Management segment, we will continue to integrate the operations of Invesmart, Inc. (“Invesmart”) while growing our assets under administration, further diversifying our earnings base.

Consolidated Results of Operations

Revenues

Revenues primarily consist of premiums, administrative fees and net investment income. Total revenues increased 9.0% to $683.3 million for the third quarter of 2007, compared to $627.1 million for the third quarter of 2006. Total revenues increased 8.9% to $2.0 billion for the first nine months of 2007, compared to $1.84 billion for the same period in 2006.

The following table sets forth percentages of premium and administrative fee growth, and net investment income growth by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Premium and administrative fee growth:
Insurance Services	8.9%	5.7%	6.6%	5.8%
Asset Management	21.2	75.8	71.6	52.0
Consolidated total premium and administrative fee growth	9.5	7.8	9.0	6.8

Net investment income growth:
Insurance Services	3.3%	3.1%	4.2%	3.1%
Asset Management	9.3	12.5	14.5	7.3
Consolidated total net investment income growth	9.0	3.2	8.0	3.2
Total revenue growth	9.0	6.5	8.9	5.9

Premiums and Administrative Fees

Consolidated premium and administrative fee growth primarily is driven by premium growth in our Insurance Services segment and administrative fee growth in our Asset Management segment. Premiums for the Insurance Services segment increased 8.9% to $520.6 million for the third quarter of 2007 compared to the third quarter of 2006, and increased 6.6% to $1.52 billion for the first nine months of 2007 compared to the same period in 2006. The increases in premiums during the third quarter and year-to-date were due in part to strong sales, which increased 120.3% for the third quarter and 30.7% for the year-to-date compared to the third quarter and year-to-date ended in 2006. The year-to-date premium increase also included a single premium of $19.3 million related to a reserve buyout, which was offset by higher experience rated refunds (“ERRs”) of $32.7 million for the first nine months of 2007, compared to ERRs of $19.5 million for the same period in 2006. Administrative fees for our Asset Management segment increased 21.6% to $31.0 million for the third quarter of 2007 compared to the third quarter of 2006, and increased 71.5% to $87.8 million for the first nine months of 2007 compared to the first nine months of 2006. Administrative fee growth in our Asset Management segment for the third quarter of 2007 primarily was due to continued deposit growth, strong customer retention in the retirement plans business and assets under administration added through the acquisition of DPA, Inc. in July 2007. Administrative fee growth in our Asset Management segment for the first nine months of 2007 primarily was due to assets under administration added through the acquisition of DPA, Inc. in July 2007 and Invesmart in July 2006, continued deposit growth, strong customer retention and equity market performance in the retirement plans business. Excluding the administrative fees related to the addition of Invesmart, administrative fee growth for the Asset Management segment was 25.0% for the first nine months of 2007 compared to the same period in 2006.

Net Investment Income

Net investment income increased 9.0% to $131.3 million for the third quarter of 2007 compared to the third quarter of 2006, and increased 8.0% to $385.3 million for the first nine months of 2007 compared to the same period in 2006. Net investment income primarily is affected by changes in levels of invested assets, interest rates and commercial mortgage loan prepayment fees. The increases in net investment income for the third quarter and first nine months of 2007 compared to the same periods in 2006 primarily were due to an increase in assets due to proceeds from the subordinated debt (“Subordinated Debt”) issued in May 2007, an increase in average invested assets resulting from operations, premiums on called bonds in the first six months of 2007 and fair market value adjustments to derivatives. Average invested assets, which do not include cash and cash equivalents, increased 4.8% and 3.3%, respectively, for the third quarter and first nine months of 2007 compared to the same periods in 2006. The fair value adjustment to derivatives was an increase of $0.6 million and $1.5 million for the third quarter and first nine months of 2007, respectively, compared to an increase of $0.4 million and $0.3 million for the third quarter and first nine months of 2006, respectively.

Net Capital Gains (Losses)

Net capital gains and losses are reported in “Other.” Net capital losses were $0.4 million for the third quarter of 2007, compared to net capital gains of $2.1 million for the third quarter of 2006. Net capital gains were $1.2 million for the first nine months of 2007, compared to net capital losses of $0.9 million for the first nine months of 2006. Net capital gains and losses occur as a result of sale or impairment of the Company’s assets, neither of which is likely to occur in regular patterns. While the timing of an impairment is not controllable, management does have discretion over the timing of sales of invested assets.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders, including interest credited for the Insurance Services segment, increased 4.3% to $390.1 million for the third quarter of 2007 compared to the same period in 2006. The increase primarily was due to business growth as evidenced by premium growth, offset by comparatively favorable claims experience in our group insurance and individual disability insurance businesses. Benefits to policyholders, including interest credited for the Insurance Services segment, increased 3.4% to $1.18 billion for the first nine months of 2007 compared to the same period in 2006. The increase reflected premium growth, offset by comparatively favorable claims experience in our group insurance and individual disability businesses.

Benefits to policyholders, including interest credited for the Asset Management segment, increased 11.1% to $28.1 million for the third quarter of 2007 compared to the same period in 2006 and increased 15.7% to $85.4 million for the first nine months of 2007 compared to the same period in 2006. The increases were due to increased interest credited related to growth in general account assets in our retirement plans business and growth in individual fixed annuity deposits for the third quarter and first nine months of 2007. The growth in average assets under administration for the retirement plans general account and individual fixed annuities was 8.9% and 7.2%, respectively, for the third quarter of 2007 compared to the third quarter of 2006, and was 10.2% and 7.5%, respectively, for the first nine months of 2007 compared to the same period in 2006.

Operating Expenses

Operating expenses increased 14.5% to $106.7 million for the third quarter of 2007 compared to the third quarter of 2006. The increase for the third quarter of 2007 compared to the third quarter of 2006 included operating expense growth due to business growth as evidenced by growth in premiums and assets under administration and approximately $1 million in additional expenses from the operations of DPA, Inc., acquired in the third quarter of 2007. In addition, third quarter operating expenses included additional costs related to the installation of a few national accounts sold in our group insurance business.

Operating expenses increased 18.5% to $318.7 million for the first nine months of 2007 compared to the same period in 2006. The increase in operating expenses was due to business growth as evidenced by growth in premiums and assets under administration and operating expenses related to operating the Invesmart business, which included nine months in 2007 compared to three months in 2006. Excluding the Invesmart business, operating expenses increased 9.7% for the first nine months of 2007 compared to the same period in 2006. The remaining increase in operating expenses was due to additional costs related to strong sales in our group insurance business and additional expenses related to the operations of DPA, Inc., which was acquired in the third quarter of 2007. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program, and factors such as customer retention, sales, growth in assets under administration and profitability of the business in each of our segments. Commissions and bonuses increased 8.8% to $49.5 million for the third quarter of 2007 compared to the third quarter of 2006, and 7.0% to $145.9 million for the first nine months of 2007 compared to the first nine months of 2006. The increases primarily were due to premium growth and growth in assets under administration.

Net Increase in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and certain operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is then amortized to achieve matching against expected gross profits. The Company’s intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were acquired with the purchase of Invesmart, DPA, Inc. and the acquisition by StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisors”) of several small investment advisory firms. The values associated with the customer lists are amortized over 10 years. The amortization period for the marketing agreement with Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. The net deferral for DAC, VOBA and intangibles for the third quarter of 2007 increased $1.0 million compared to the third quarter of 2006, and decreased $2.2 million for the first nine months of 2007 compared to the same period in 2006. In addition, a cumulative effect adjustment of $39.4 million after-tax was recorded as a reduction to retained earnings as of January 1, 2007, as a result of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. See Item 1, “Financial

Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill.”

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 32.1% and 33.6% for the third quarters of 2007 and 2006, respectively, and 33.4% and 34.3% for the first nine months of 2007 and 2006, respectively. Contributing to the decline in the combined federal and state effective income tax rates for the third quarter and the first nine months of 2007 when compared to the same periods last year was the enactment of an Oregon tax law, which retroactively changed the apportionment of income subject to Oregon income tax. At September 30, 2007, the years open for audit were 2004 through 2006.

Business Segments

StanCorp operates through two segments: Insurance Services and Asset Management. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management and financial planning services, commercial mortgage loan origination and servicing, and individual fixed annuities. It also includes the operations of Invesmart, a provider of retirement plan services, and investment advisory and management services, acquired in July 2006. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts offered through Standard Insurance Company (“Standard”) and for the trust product offered through Invesmart, began operating under the name Standard Retirement Services, Inc.

Segment revenues measured as a percentage of total revenues were 88.5% for the Insurance Services segment and 11.1% for the Asset Management segment for the third quarter of 2007, and were 88.5% for the Insurance Services segment and 11.2% for the Asset Management segment for the first nine months of 2007.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in “Other.”

Insurance Services Segment

As the Insurance Services segment is our largest segment, it substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $93.3 million for the third quarter of 2007, compared to $74.3 million for the third quarter of 2006, and $232.8 million for the first nine months of 2007, compared to $189.4 million for the same period in 2006. Results for the comparative periods were affected by premium growth and comparatively favorable claims experience in our group insurance and individual disability businesses for the third quarter of 2007.

Following are key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Premiums:
Group life and AD&D	$206.9	$182.5	$594.4	$545.4
Group long term disability	215.1	202.2	647.8	604.2
Group short term disability	54.1	52.7	161.1	156.2
Group dental	18.8	18.7	55.2	54.7
ERRs	(8.3)	(8.7)	(32.7)	(19.5)
Individual disability	34.0	30.6	97.5	87.6

Total premiums	$520.6	$478.0	$1,523.3	$1,428.6

Group insurance sales (annualized new premiums) reported at contract effective date	$124.9	$56.7	$303.3	$232.0
Individual disability sales (annualized new premiums)	6.3	5.8	17.3	16.0

Group insurance benefit ratio (% of premiums)	75.5%	78.7%	78.0%	79.5%
Individual disability benefit ratio (% of premiums)	67.4	72.2	68.1	83.3
Segment operating expense ratio (% of premiums)	14.8	14.4	15.1	15.1

Revenues

Revenues for the Insurance Services segment increased 8.1% to $604.9 million for the third quarter of 2007 compared to the same period in 2006, and 6.2% to $1.77 billion for the first nine months of 2007 compared to the same period in 2006. The growth in revenues for both comparative periods primarily was due to increased premiums and net investment income in our group insurance business.

Premiums

Premiums for the Insurance Services segment increased 8.9% to $520.6 million for the third quarter of 2007 compared to the third quarter of 2006, and 6.6% to $1.52 billion for the first nine months of 2007 compared to the same period in 2006. The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines primarily due to employment and wage rate growth from existing group policyholders.

Sales.    Sales of our group insurance products increased 120.3% to $124.9 million for the third quarter of 2007 compared to the third quarter of 2006, and increased 30.7% to $303.3 million for the first nine months of 2007 compared to the same period in 2006. The increase in sales for the first nine months of 2007 included sales to a few large national accounts in the third quarter and a single sale of $19.3 million related to a reserve buyout in the second quarter of 2007. Excluding the sales to the large national accounts, sales increased approximately 13% for the third quarter of 2007 compared to the third quarter of 2006. The group insurance market continues to reflect a price-competitive sales environment.

Persistency.    Annual persistency for our group insurance products has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. Persistency is reported annually.

Organic Growth.    A portion of our premium growth in our group insurance in force business is due to continued employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees.

Premium growth was offset by ERRs of $32.7 million for the first nine months of 2007, compared to $19.5 million for the same period in 2006. ERRs, which are refunds to certain group contract holders based on favorable claims experience, can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

Net Investment Income

Net investment income for the Insurance Services segment increased 3.3% to $82.0 million for the third quarter of 2007 compared to the third quarter of 2006, and increased 4.2% to $243.1 million for the first nine months of 2007 compared to the same period in 2006. The increases in net investment income primarily were affected by growth in average invested assets due to premium growth for the third quarter and first nine months of 2007. In addition, the first nine months of 2007 were affected by $1.4 million in additional income related to premiums on called bonds for this segment. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence measured by the number of claims, and claims severity measured as the length of time a disability claim is paid and the size of the claim. The assumptions used to establish the related reserves reflect claims incidence and claims severity, in addition to new-money investment interest rates and overall portfolio yield, as both affect the discount rate used to establish reserves.

Benefits to policyholders, including interest credited for the Insurance Services segment increased 4.3% to $390.1 million for the third quarter of 2007 compared to the same period in 2006, and 3.4% to $1.18 billion for the first nine months of 2007 compared to the same period in 2006. The increases primarily resulted from business growth as evidenced by premium growth, offset by favorable claims experience. Premiums for the Insurance Services segment increased 8.9% for the third quarter of 2007 compared to the third quarter of 2006, and 6.6% for the first nine months of 2007 compared to the same period in 2006.

Because premium growth is one of the primary factors that drive benefits to policyholders, the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for the third quarter of 2007 was 75.5%, compared to 78.7% for the third quarter of 2006, and 78.0% for the first nine months of 2007, compared to 79.5% for the same period in 2006. The benefit ratio for the first nine months of 2007 was within the Company’s estimated annual range of 77.5% to 79.5% for 2007. Claims experience can fluctuate widely from quarter to quarter.

We have adopted a new group life waiver table (the Society of Actuaries Table 2005) to be used in the calculation of reserves for group life waiver claims incurred in 2007 and later. Adoption of this table resulted in a reduction in the amount of reserves established for new 2007 group life waiver claims of $7.8 million for the first nine months of 2007.

The benefit ratio for our individual disability business was 67.4% for the third quarter of 2007, compared to 72.2% for the third quarter of 2006, and 68.1% for the first nine months of 2007, compared to 83.3% for the same period in 2006, primarily reflecting favorable claims experience in the third quarter and first nine months of 2007. Due to the size of our individual disability business, claims experience can fluctuate more widely from quarter to quarter than that of our group insurance business.

We increased our individual disability reserves by $6.0 million in the third quarter of 2006 and by an additional $7.4 million in third quarter of 2007. These changes were to address findings of a relatively new industry experience study. Due to the size of our individual disability block of business, we view the industry experience study as adding a credible source for establishing reserves. As with any block of business, we will continue to monitor emerging information, and if necessary, we will adjust our reserves accordingly.

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

The discount rate used for the third quarter of 2007 for newly established long term disability claim reserves remained unchanged from the second quarter of 2007 at 5.50%.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. The margin at September 30, 2007, in our overall block of business for group insurance between invested asset yield and weighted-average reserve discount rate was 40 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment increased 12.4% to $77.3 million for the third quarter of 2007 compared to the third quarter of 2006, and 6.2% to $229.8 million for the first nine months of 2007 compared to the same period in 2006. The increases in operating expenses primarily were due to business growth as evidenced by premium growth and additional costs related to strong sales in our group insurance business.

Asset Management Segment

Income before income taxes for the Asset Management segment remained unchanged at $11.1 million for the third quarter of 2007 compared to the third quarter of 2006, and increased 19.9% to $33.7 million for the first nine months of 2007 compared to the same periods in 2006. The year-to-date increase primarily was due to fees earned from higher assets under administration. Revenues grew 14.1% for the third quarter of 2007, and 33.6% for the first nine months of 2007 compared to the same periods in 2006. The slower growth in income before income taxes when compared to revenue growth primarily was due to higher interest credited relating to changes in the fair value of indexed based interest guarantees for indexed annuities, higher expenses related to the Invesmart integration and consolidation of some of our trust and insurance platforms. During the third quarter of 2007, the Company acquired DPA, Inc., a retirement business based in Portland, Oregon. DPA, Inc. added approximately $1.7 billion to assets under administration.

Following are key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Premiums:
Retirement plans	$0.5	$0.2	$0.8	$1.2
Individual annuities	1.1	1.2	8.2	4.0

Total premiums	$1.6	$1.4	$9.0	$5.2

Administrative fees:
Retirement plans	$26.7	$21.7	$74.3	$40.4
Other financial services businesses	4.3	3.8	13.5	10.8

Total administrative fees	$31.0	$25.5	$87.8	$51.2

Net investment income:
Retirement plans	$20.1	$19.3	$62.0	$54.9
Individual annuities	18.7	17.4	54.1	50.5
Other financial services businesses	4.5	2.9	12.1	6.6

Total net investment income	$43.3	$39.6	$128.2	$112.0

Sales (annuity deposits)	$46.5	$48.7	$153.0	$142.9
Interest credited (% of net investment income):
Retirement plans	58.2%	53.9%	54.7%	54.3%
Individual annuities	69.0	64.9	67.5	63.8

Retirement plans:
Annualized operating expenses (% of average assets under administration	0.5%	0.5%	0.5%	0.5%

	At September 30,
	2007	2006
	(in millions)
Assets under administration:
Retirement plans general account	$1,435.0	$1,325.1
Retirement plans separate account	4,437.2	3,464.6

Total retirement plans insurance products	5,872.2	4,789.7
Retirement plans trust products	13,226.8	10,796.3
Individual fixed annuities	1,280.3	1,196.2
Commercial mortgage loans under administration for other investors	1,752.7	1,360.1
Other	312.6	70.5

Total assets under administration	$22,444.6	$18,212.8

Revenues

Revenues for the Asset Management segment increased 14.1% to $75.9 million for the third quarter of 2007, compared to $66.5 million for the third quarter of 2006, and 33.6% to $225.0 million for the nine months of 2007, compared to $168.4 million for the same period in 2006. Revenues from the retirement plans business include plan and trust administration fees, fees on equity investments held in separate account assets and other assets under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement, including the sale of immediate annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life-contingent annuities, which primarily are a single-premium product. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment were $1.6 million for the third quarter of 2007, compared to $1.4 million for the third quarter of 2006, and $9.0 million for the first nine months of 2007, compared to $5.2 million for the same period in 2006.

Administrative Fees

Administrative fees for the Asset Management segment were $31.0 million for the third quarter of 2007, compared to $25.5 million for the third quarter of 2006, and $87.8 million for the first nine months of 2007, compared to $51.2 million for the same period in 2006. Administrative fees are earned primarily from assets under administration. Assets under administration for this segment, including retirement plans, the trust product, individual fixed annuities, outside managed commercial mortgage loans, and other were $22.44 billion and $18.21 billion at September 30, 2007 and 2006, respectively. The increases were due to continued deposit growth, good customer retention and equity market appreciation in the retirement plans business. StanCorp Mortgage Investors, LLC originated $328.7 million and $286.7 million of commercial mortgage loans for the third quarters of 2007 and 2006, respectively, and $1.02 billion and $695.8 million for the first nine months of 2007 and 2006, respectively. The increases in originations primarily were due to favorable interest rate conditions and distribution channel growth, accompanied by increased demand for fixed-rate commercial mortgage loans. Commercial mortgage loans managed for other investors increased 28.9% at September 30, 2007, compared with September 30, 2006.

In addition, during the third quarter of 2007, the Company acquired DPA, Inc., a retirement plans business based in Portland, Oregon. Administrative fee growth for the third quarter of 2007 included $1.2 million in administrative fee revenue related to trust plans acquired with this business.

Net Investment Income

Net investment income for the Asset Management segment increased 9.3% to $43.3 million for the third quarter of 2007 compared to the third quarter of 2006. The increase primarily was due to an increase in average general account assets under administration.

Net investment income for the Asset Management segment increased 14.5% to $128.2 million for the first nine months of 2007 compared to the first nine months of 2006. The increase was due to an increase in average general account assets under administration and a $2.6 million increase in commercial mortgage loan commitment fees as a result of the increase in commercial mortgage loan originations.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life-contingent annuities, which vary significantly with life-contingent annuity sales. Benefits to policyholders for the Asset Management segment decreased 2.8% to $3.5 million for the third quarter of 2007 compared to the third quarter of 2006, and increased 27.1% to $15.0 million for the first nine months of 2007 compared to the same period in 2006. Changes in the level of benefits to policyholders will approximate changes in premium levels because these annuities primarily are single-premium life-contingent annuity products with a significant portion of all premium payments established as a reserve.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment increased 13.4% to $24.6 million for the third quarter of 2007 compared to the third quarter of 2006, and 13.5% to $70.4 million for the first nine months of 2007 compared to the same period in 2006. Interest credited to retirement plan customers increased during the third quarter of 2007 compared to the same period in 2006, primarily due to an increase in the interest crediting rate to retirement plan customers and increases in average balance. Interest credited to individual fixed annuity deposits included the indexed annuity products first offered in 2006. The interest credited to the indexed annuities increased $2.0 million for the third quarter of 2007 and $5.0 million for the first nine months of 2007 compared to the same periods in 2006 primarily due to increases in the S&P 500 Index and average balance. Average assets under administration for individual fixed annuities increased 7.2% and 7.5%, respectively, for the third quarter and first nine months of 2007 compared to the same periods in 2006. Interest credited also includes changes in fair value of index-based interest guarantees. See Item 1 “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6, Derivative Financial Instruments.”

Operating Expenses

Operating expenses for the Asset Management segment increased 24.0% to $30.5 million for the third quarter of 2007 compared to the third quarter of 2006. The increase in operating expenses for this segment was due to business growth as evidenced by growth in assets under administration. In addition, the Company acquired DPA, Inc., a retirement plans business based in Portland, Oregon in the third quarter of 2007. Operating expenses for the third quarter of 2007 include approximately $1 million in expenses related to the operations of this business.

Operating expenses for the Asset Management segment increased 66.7% to $87.5 million for the first nine months of 2007 compared to the same period in 2006. The increase in operating expenses for this segment was due to business growth as evidenced by growth in assets under administration, and operating expenses related to operating the Invesmart business included nine months in 2007 compared to three months in 2006. Excluding operating expenses related to operating the Invesmart business, operating expenses increased 24.6% for the first nine months of 2007 compared to the same period in 2006. In addition to operating expense growth related to organic business growth, other factors contributing to growth in operating expenses for the segment were the Invesmart integration, up-front costs related to the consolidation of some of our trust and insurance platforms, and approximately $1 million in expenses from the operations of DPA, Inc.

Other

In addition to our two segments, we report our holding company and corporate activity in “Other.” This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation.

The Other category reported a loss before income taxes of $6.3 million for the third quarter of 2007, compared to a loss before income taxes of $3.0 million for the third quarter of 2006, and a loss before income taxes of $15.6 million for the first nine months of 2007, compared to a loss before income taxes of $9.9 million for the first nine months of 2006. Contributing to the loss for the third quarter and the first nine months of 2007 was increased interest expense of $5.6 million and $7.5 million, respectively, primarily related to the

$300 million Subordinated Debt issuance in May 2007. The interest expense was partially offset by increased net investment income of $4.5 million and $2.5 million for the same periods, respectively, primarily due to increased levels of invested assets attributed to the cash received through the Subordinated Debt issuance. The first nine months of 2007 included $3.0 million in pre-tax severance costs due to the departure of the chief financial officer in the second quarter of 2007. See “Liquidity and Capital Resources—Financing Cash Flows.”

Liquidity and Capital Resources

Asset/Liability Matching and Interest Rate Risk Management

Asset/Liability management is a part of our risk management structure. The Asset/Liability mismatch risks assumed by us vary with economic conditions. The primary source of economic risk originates from changes in interest rates. It is generally management’s objective to align the characteristics of assets and liabilities so that our financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in different investments so that the certainty of meeting our financial obligations is increased. See “—Investing Cash Flows.”

We manage interest rate risk, in part, through asset/liability analyses. According to presently accepted actuarial standards of practice, statutory reserves of Standard and related items at September 30, 2007, made adequate provision for the anticipated cash flows required to meet contractual obligations and related expenses.

As a percentage of our fixed maturity investments, callable bonds were 2.25% at September 30, 2007.

Beginning in 2001, all commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee so that our expected yield from commercial mortgage loan investments is protected in the event of prepayment. Approximately 83% of our commercial mortgage loan portfolio contains this prepayment provision. The remainder of our commercial mortgage loans contain fixed prepayment fees that mitigate prepayments, but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $366.0 million for the first nine months of 2007, compared to $311.6 million for the first nine months of 2006.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

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

Net cash used in investing activities was $566.5 million and $602.9 million for the first nine months of 2007 and 2006, respectively. The decrease in the net use of cash in investing activities primarily was due to the July

2006 purchase of Invesmart. Invesmart was a national retirement financial services company and is now part of our Asset Management segment. There were no similar sized acquisitions in the first nine months of 2007. Partially offsetting the decrease in cash used for acquisitions was the Company’s increased use of cash for short-term investments. The increased use of cash for short-term investments primarily was due to the investment of cash received through the Subordinated Debt offering in May 2007.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At September 30, 2007, our portfolio consisted of 57.4% fixed maturity securities, 41.4% commercial mortgage loans, 0.8% real estate and 0.4% short-term investments.

Fixed Maturity Securities

Our fixed maturity securities totaled $4.97 billion at September 30, 2007. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A+ (Standard & Poor’s) at September 30, 2007. The percentage of fixed maturity securities below investment-grade was at 3.6% and 3.8% at September 30, 2007 and 2006, respectively. At September 30, 2007, bonds on our watch list totaled approximately $5.2 million. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows. At September 30, 2007, we do not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio.

At September 30, 2007, our fixed maturity securities portfolio had gross unrealized capital gains of $72.0 million and gross unrealized capital losses of $71.9 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

At September 30, 2007, commercial mortgage loans in our investment portfolio totaled $3.58 billion. We currently have a portfolio of approximately 4,800 commercial mortgage loans. The average loan to value ratio for the overall portfolio was 57.3% at September 30, 2007, and the average loan size in the portfolio was approximately $0.8 million at September 30, 2007. We have the contractual ability to pursue personal recourse on most of the loans.

At September 30, 2007, there were two commercial mortgage loans totaling $1.2 million in our portfolio that were more than 60 days delinquent, neither of which was in the process of foreclosure. We had a net balance of restructured loans of $3.4 million at September 30, 2007, and a commercial mortgage loan loss reserve of $2.5 million. The delinquency rate and loss performance of our commercial mortgage loan portfolio is in line with the industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows. At September 30, 2007, we do not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio.

At September 30, 2007, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	44.3% retail properties.

•	18.1% industrial properties.

•	20.1% office properties.

•	9.0% commercial properties.

•	5.7% hotel/motel properties.

•	2.8% apartment and agricultural properties.

At September 30, 2007, our commercial mortgage loan portfolio was diversified regionally as follows:

•	47.1% Western region.

•	24.5% Central region.

•	28.4% Eastern region.

Commercial mortgage loans in California accounted for 30.4% of our commercial mortgage loan portfolio at September 30, 2007. Through this concentration, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect the state. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure, such diversification may not eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, we do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. We do not expect the exposure to catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio located in California to have a material adverse effect on our business, financial position, results of operations or cash flows. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2007, we had outstanding commitments to fund commercial mortgage loans totaling $305.2 million, with fixed interest rates ranging from 6.00% to 7.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $288.2 million and $291.6 million for the first nine months of 2007 and 2006, respectively. The slight decrease for 2007 resulted from several offsetting factors. Cash inflows from a $300 million Subordinated Debt offering in May 2007 were more than offset by increased repurchases of common stock, the elimination of cash inflows from a third party minority interest in a limited liability company that was dissolved in December 2006 and slightly slower growth in policyholder fund deposits, net of withdrawals.

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

Under the Facility, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. The Facility is subject to fees and interest rates based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2007, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

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

On May 29, 2007, the Company completed a public debt offering of $300 million of 6.90%, Subordinated Debt. The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable only with securities, which carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp used approximately $30 million of the proceeds from the sale of the Subordinated Debt to fund the acquisition by StanCorp Real Estate, LLC (a wholly owned subsidiary) of certain real estate assets from Standard. The Company intends to use the remaining proceeds to repurchase shares of its common stock and for general corporate purposes.

On May 7, 2007, the board of directors authorized a repurchase program for up to 6.0 million shares of StanCorp common stock, which replaced the Company’s prior share repurchase program. We repurchased common stock totaling $149.0 million for the third quarter of 2007, compared to $43.5 million for the third quarter of 2006, and $192.7 million for the first nine months of 2007, compared to $67.7 million for the same period in 2006. At September 30, 2007, there were 2.3 million shares remaining under the repurchase program.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. As of September 30, 2007, the insurance subsidiaries capital was approximately 294% of the company action level of Risk-based Capital (“RBC”) required by regulators, which is 588% of the authorized control level RBC required by our states of domicile. The insurance subsidiaries held 303% of the company action level RBC at December 31, 2006.

The levels of capital in excess of targeted RBC we generate vary inversely in relation to our levels of premium growth, primarily due to initial reserve requirements, certain regulatory capital requirements based on premiums and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less capital in excess of targeted RBC. At very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, we generate more capital in excess of targeted RBC.

We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	Fund internal growth.

•	Fund acquisitions that are consistent with our mission and meet our return objectives.

•	Provide a return to shareholders, via share repurchases and dividends.

In addition, we seek to maintain amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividend to shareholders. Maintaining additional capital provides timing flexibility if we choose to access capital markets to finance growth or acquisitions.

We had debt to total capitalization ratios of 28.5% and 15.5% at September 30, 2007 and 2006, respectively. The increase in our debt to total capitalization ratio primarily was due to the $300 million Subordinated Debt issuance in May 2007. StanCorp’s ratio of earnings to fixed charges, including interest credited to policyholders, was 3.3x for the third quarters of 2007 and 2006.

Dividends from Subsidiaries

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate RBC according to Oregon statute. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes before realized capital gains or losses for the 12-month period ended on the preceding December 31 date. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to disapprove requests for dividends in excess of these limits. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp.

In June 2007, Standard paid a dividend of $60 million to StanCorp. In March 2007, Standard paid a dividend of $95 million to StanCorp. In June 2006, Standard paid a dividend of $147 million to StanCorp.

Dividends to Shareholders

On November 5, 2007, the board of directors of StanCorp declared an annual cash dividend of $0.72 per share, calculated and payable on a per share basis. The dividend is payable December 7, 2007, to shareholders of record on November 16, 2007. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors. It is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors. In addition, the declaration or payment of dividends would be restricted if StanCorp elects to defer interest payments on its subordinated debt. If elected the restriction would be in place during the deferral period, which cannot exceed five years. StanCorp has paid dividends each year since its initial public offering in 1999.

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

During the third quarter of 2007, we repurchased 3.1 million shares of common stock at a total cost of $149.0 million for a volume weighted-average price of $47.51 per share. At September 30, 2007, there were 2.3 million shares remaining under the new share repurchase program. Also during the third quarter of 2007, we acquired 1,123 shares of common stock from an executive officer to cover tax liabilities of this officer resulting from the release of retention-based shares at a total cost of $0.1 million for a volume weighted-average price of $41.44 per common share, which reflects the market price on the transaction dates. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Financial Strength Ratings

Financial strength ratings, which gauge claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including ours. In addition, credit ratings on our Senior Notes and Subordinated Debt are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products and also could increase costs of future debt issuances. Standard & Poor’s, Moody’s Investors Service, Inc., A.M. Best Company and Fitch, Inc. provide financial strength and credit ratings.

Standard’s financial strength ratings as of October 2007 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

The Fitch rating agency has recently implemented a new capital model with regard to life insurance companies, and Fitch has indicated that they have lowered their previous view of capital adequacy for StanCorp and its affiliates. Standard’s financial strength ratings were lowered from AA- (Very Strong) to A+ (Strong).

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc., Fitch, Inc. and A.M. Best Company provide credit ratings on StanCorp’s Senior Notes. As of October 2007, ratings from these agencies were A-, Baa1, A- and bbb+, respectively. In October 2007, A.M. Best Company affirmed an issuer credit rating of a+ to Standard.

Standard & Poor’s, Moody’s Investors Services, Inc., Fitch, Inc. and A.M. Best Company also provide credit ratings on StanCorp’s Subordinated Debt. As of October 2007, ratings from these agencies were BBB, Baa2, BBB+ and bbb-, respectively.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8, Contingencies and Commitments.”

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources, Investing Cash Flows, Commercial Mortgage Loans—Loan Commitment Fees.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2005, through September 30, 2007, aggregated $0.2 million. At September 30, 2007, we maintained a reserve of $0.7 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory net gains from insurance operations before federal income taxes were $99.4 million for the third quarter of 2007, compared to $70.7 million for the third quarter of 2006, and $213.3 million for the first nine months of 2007, compared to $182.7 million for the same period in 2006. Statutory net gains from operations increased for the third quarter of 2007 when compared to the third quarter of 2006 primarily due to premium growth, comparatively favorable claims experience, and a rise in the statutory discount rate that decreased reserve requirements.

Differences between Statutory and GAAP results for the third quarter and nine months of 2007 compared to the third quarter and nine months of 2006 were due to a rise in the statutory discount rate effective in the third quarter of 2007 for certain reserves established after January 1, 2007, that decreased reserve requirements. Statutory capital adjusted to exclude asset valuation reserves for our insurance subsidiaries totaled $1.09 billion and $1.03 billion at September 30, 2007 and 2006, respectively.

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

Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill

DAC, VOBA, other intangible assets and goodwill are considered intangible assets. These intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. The Company’s intangible assets are subject to impairment tests on an annual basis, or more frequently if circumstances indicate that carrying values may not be recoverable.

Acquisition costs the Company has deferred as DAC are those costs that vary with and primarily are related to the acquisition, or in some instances the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business or placing that business in force. These costs and certain costs related to acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. The Company normally defers certain acquisition related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $191.7 million and $208.5 million at September 30, 2007, and December 31, 2006, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred.

DAC for group and individual disability insurance products and group life insurance products is amortized over the life of related policies in proportion to future premiums in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises. The DAC for our group life and group disability products has generally been amortized over a period of five years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively. Beginning with the adoption of SOP 05-1 on January 1, 2007, the Company began amortizing DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years.

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 50% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization period was up to 10 years for VOBA that was amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA and intangibles totaled $85.5 million and $100.7 million at September 30, 2007, and December 31, 2006, respectively. The premium portion of the VOBA related to TIAA was recorded as a reduction of retained earnings upon adoption of SOP 05-1.

At September 30, 2007, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 30.7% and 28.3%, or $58.8 million and $10.0 million of the total balance for DAC and VOBA, respectively. At December 31, 2006, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 25.1% and 22.0% of the total balance for DAC and VOBA, or $52.4 million and $11.8 million, respectively.

Key assumptions, which will affect the determination of expected gross profits for the annuity products are persistency, the spread between investment yields and interest credited, and stock market performance for the group annuity products with assets held in equity funds. For VOBA related to the TIAA group long term disability claims for which no further premiums are due, that is amortized in proportion to expected gross profits, the key assumptions that affect the development of expected gross profits are the claim termination rates and investment yields. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions do vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were acquired with the purchase of Invesmart and DPA, Inc., and with the acquisition by StanCorp Investment Advisers of small investment advisory firms. These customer lists have a combined estimated weighted-average remaining life of approximately 9.7 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products.

At September 30, 2007, intangible assets classified as goodwill totaled $36.1 million and related to the 2006 acquisition of Invesmart.

Reserves

Reserves represent amounts to pay future benefits and claims and include policy reserves for claims not yet incurred, and claim reserves for liabilities for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These net reserves totaled $4.24 billion and $4.09 billion at September 30, 2007, and December 31, 2006, respectively, and represented over 96% of total net reserves.

Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At September 30, 2007, these reserves represented approximately 87% of total reserves held. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which primarily are incurred but not reported reserves associated with our disability products represented approximately 13% of total reserves held at September 30, 2007. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. These reserves represented less than 1% of total reserves held at September 30, 2007.

Policy Reserves

Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. These net reserves are related specifically to our individual disability block of business and totaled $142.4 million and $137.3 million at September 30, 2007, and December 31, 2006, respectively.

Policy reserves are calculated using our best estimates of assumptions and considerations at the time the policy was issued, adjusted to allow for the effect of adverse deviations in actual experience. These assumptions are not subsequently modified unless policy reserves become inadequate at which time we may need to change assumptions to increase reserves.

We continue to maintain a policy reserve for as long as a policy is in force, even after a separate claim reserve is established.

Assumptions used to calculate policy reserves may vary by the age, sex and occupation class of the claimant, the year of policy issue and specific contract provisions and limitations.

Policy reserves are sensitive to assumptions and considerations regarding:

•	claim incidence rates;

•	claim termination rates;

•	discount rates used to value expected future claim payments and premiums;

•	persistency rates;

•	the amount of monthly benefit paid to the insured (less reinsurance recoveries and other offsets); and

•	expense rates including inflation.

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equals our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for incurred but not reported claims (“IBNR”) are determined using company experience and consider actual historical incidence rates, claim reporting patterns, and the average cost of claims. The IBNR reserves are calculated using a company derived formula primarily based upon premiums, which is validated through a close examination of reserve runout experience.

These net reserves are related to our Insurance Services segment products and totaled $4.10 billion and $3.95 billion at September 30, 2007, and December 31, 2006, respectively.

Unlike policy reserves, claim reserves are subject to revision as our current claim experience and expectations regarding future factors, which may influence claim experience, change. Each quarter we monitor our emerging claim experience to ensure that the claim reserves remain appropriate and make adjustments to our assumptions based on actual experience and our expectations regarding future events as appropriate.

Assumptions used to calculate claim reserves may vary by the age, sex and occupation class of the claimant, the year the claim was incurred, time elapsed since disablement and specific contract provisions and limitations.

Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	claim incidence rates for IBNR claim reserves;

•	claim termination rates;

•	discount rates used to value expected future claim payments;

•	the amount of monthly benefit paid to the insured (less reinsurance recoveries and other offsets);

•	expense rates including inflation; and

•	historical delay in reporting of claims incurred.

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

Claim reserves for our group life and AD&D products are established for death claims reported but not yet paid, IBNR death claims and waiver of premium benefits. The death claim reserve is based on the actual amount to be paid, the IBNR reserve is calculated using historical information and the waiver of premium benefit is calculated using a tabular reserve method that takes into account company experience and published industry tables.

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are (1) the discount rate, (2) claim termination rate and (3) the claim incidence rate for policy reserves and IBNR claim reserves.

Reserve discount rates for newly incurred claims are reviewed quarterly and if necessary are adjusted to reflect our current and expected net investment yields. The discount rate used to calculate GAAP reserves for newly incurred long term disability claims remained unchanged for the first nine months of 2007 and increased 75 basis points for the full year 2006 as a result of changes in the interest rate environment. Based on our current size, a 25 basis point increase in the discount rate would result in a short-term decrease of approximately $2 million per quarter of benefits to policyholders, and a corresponding increase to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. We increased our individual disability reserves by $6.0 million in the third quarter of 2006 and by an additional $7.4 million in the third quarter of 2007. These changes were to address findings of a relatively new industry experience study. Due to the size of our individual disability block of business and our own limited experience, we view the industry experience study as adding a credible source for establishing reserves. As with any block of business, we will continue to monitor emerging information, and if necessary, will adjust our reserves accordingly.

We have adopted a new group life waiver table (the Society of Actuaries Table 2005) to be used in the calculation of reserves for group life waiver claims incurred in 2007 and later. Adoption of this table resulted in a reduction in the amount of reserves established for new 2007 group life waiver claims of $7.8 million for the first nine months of 2007.

Claim incidence rates, which affect our policy reserves and IBNR claim reserves, can also vary widely from quarter to quarter. Overall, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim incidence rates used in the calculation of policy reserves or IBNR claim reserves.

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our group insurance lines of business of approximately +/- 0.2% or $7 million. However, given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination assumptions could produce a change in reserves for our group insurance lines of business outside of this range.

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

(a) Evaluation of disclosure controls and procedures. Management of StanCorp has evaluated, under the supervision and with the participation of our chief executive officer and principal financial officer, the effectiveness of our “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2007, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Risk factors that may affect our business are as follows:

•

Our reserves for future policy benefits and claims related to our current and future business as well as businesses we may acquire in the future may prove to be inadequate—For certain of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions, which can be materially affected by changes in the national or regional economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Claims experience on our products can fluctuate widely from period to period. If actual events vary materially from our assumptions used when establishing the reserves to meet our obligations for future policy benefits and claims, we may be required to increase our reserves, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

The concentration of our investments in California may subject us to losses resulting from an economic downturn as well as certain catastrophes in this state—Our commercial mortgage loans are concentrated in the western region of the U.S., particularly in California. Due to this concentration, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect the region. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us in sufficient amounts to pay dividends to shareholders, make payments on debt securities and meet our other obligations—We are a holding company for our insurance and asset management subsidiaries and do not have any significant operations of our own. Dividends and permitted payments from our subsidiaries are our principal source of cash to meet our other obligations, pay dividends to shareholders and make payments on debt securities. As a result, our ability to pay dividends to shareholders and interest payments on debt securities primarily will depend upon the receipt of dividends and other distributions from our subsidiaries.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2007	766,400	$50.20	766,400	4,628,600
August 1-31, 2007	1,514,223	46.18	1,513,100	3,115,500
September 1-30, 2007	857,900	47.43	857,900	2,257,600

Total third quarter	3,138,523	47.50	3,137,400

On May 7, 2007, the board of directors authorized a share repurchase program of up to 6.0 million shares of StanCorp common stock. The share repurchases will be effected in the open market or in negotiated transactions through December 31, 2008. The new share repurchase program replaced the Company’s previous share repurchase program, which had 1,180,500 shares remaining that were canceled upon authorization of the new program. Included in the share repurchases during the third quarter of 2007 were 1,123 shares of common stock acquired from an executive officer to cover tax liabilities of this officer resulting from the release of retention-based shares at a total cost of $0.1 million for a volume weighted-average price of $41.44 per common share, which reflects the market price on the transaction date.

In addition, the declaration or payment of dividends can be restricted if StanCorp elects to defer interest payments on its subordinated debt. If the Company elected to defer interest payments, the dividend restriction would be in place during the deferral period, which cannot exceed five years. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Capital Management—Dividends to Shareholders.”

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

On November 5, 2007, StanCorp Financial Group, Inc. issued a press release announcing that its board of directors has declared an annual cash dividend of $0.72 per share.

A copy of the press release is attached hereto as Exhibit 99.1 and furnished herewith.

ITEM 6:	EXHIBITS

Exhibit Index
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	StanCorp Financial Group, Inc. press release dated November 5, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007	By:	/s/ ROBERT M. ERICKSON
Robert M. Erickson Assistant Vice President, Controller and Principal Financial Officer

EXHIBITS INDEX

Number	Name	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	StanCorp Financial Group, Inc. press release dated November 5, 2007	Furnished herewith