Form 10-K
period 2007-12-31
STANCORP FINANCIAL GROUP INC
filed 2008-02-27
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-14925

STANCORP FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1253576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007, was approximately $2.75 billion based upon the closing price of $52.48 on June 29, 2007. For this purpose, directors and executive officers of the registrant are assumed to be affiliates.

As of February 22, 2008, there were 49,011,892 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference in Parts I and III.

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

StanCorp’s Internet site for investors is www.stancorpfinancial.com/investors. StanCorp publishes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, on its Internet site free of charge. StanCorp makes these reports available as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. StanCorp also makes available on www.stancorpfinancial.com/investors (i) its Corporate Governance Guidelines, (ii) its codes of business ethics (including any waivers therefrom granted to executive officers or directors), and (iii) the charters of the audit, organization and compensation, and nominating and corporate governance committees of its board of directors. These documents are also available in print without charge to any person who requests them by writing or telephoning:

Shareholder Relations Department

StanCorp Financial Group, Inc.

1100 SW Sixth Avenue

Portland, OR 97204

(800) 378-8360

Item 1.	Business

FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Annual Report on Form 10-K, including those relating to the Company’s strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements” of this Report. As a provider of financial products and services, our results of operations may vary significantly in response to claims experience, economic trends, interest rate changes, investment performance, operating expenses and pricing. Caution should be used when extrapolating historical results or conditions to future periods.

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

GENERAL

We are a holding company for our insurance and asset management subsidiaries and are headquartered in Portland, Oregon. We are the parent company of Standard Insurance Company, a leading provider of group insurance products and services serving the life and disability insurance needs of employer groups and disability insurance serving the needs of individuals. Our insurance subsidiaries also provide accidental death and dismemberment insurance (“AD&D”) and dental insurance. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states. Our asset management businesses offer investment management services, retirement financial services, individual annuities, group annuity contracts and trust products, full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans, non-qualified deferred compensation products and services and limited trust services. Our mortgage subsidiary originates and services small, fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and for sale to institutional investors.

2007 ANNUAL REPORT	3

Part I

MISSION AND STRATEGY

Our mission is to exceed customers’ needs for financial products and services in growing markets where the application of specialized expertise creates potential for superior shareholder returns. Our vision is to lead the financial services industry in integrity, expertise and customer service. We operate in select financial products and services growth markets and seek to compete on expertise, differentiation and customer service, while maintaining a strong financial position.

StanCorp’s strategy includes:

•	Maintaining strong growth rates in traditional risk acceptance businesses (disability and group life insurance).
•	Developing greater diversification by taking advantage of market opportunities, demographic trends and capital synergies.
•	Significantly increasing our asset accumulation and asset administration businesses over the next few years.

Our ability to accomplish this strategy is dependent on a number of factors, some of which involve risks or uncertainties. See “Competition” and “Key Factors Affecting Results of Operations” below, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements” of this Report.

DEVELOPMENT OF STANCORP

StanCorp was incorporated under the laws of Oregon in 1998 as a parent holding company and conducts business through its subsidiaries: Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; Standard Retirement Services, Inc. (“Standard Retirement Services”); StanCorp Equities, Inc. (“StanCorp Equities”); StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); StanCorp Real Estate, LLC (“StanCorp Real Estate”); and StanCorp Trust Company. The Company is based in Portland, Oregon and, through our subsidiaries, has operations throughout the United States.

The Standard is a service mark of StanCorp and its subsidiaries and is used as a brand mark and marketing name by Standard and The Standard Life Insurance Company of New York. We have the authority to underwrite insurance products in all 50 states.

Standard, our largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance, and provides retirement plan products. Founded in 1906, Standard is domiciled in Oregon and licensed in all states except New York, and is licensed in the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group long term and short term disability, life, AD&D and dental insurance in New York.

Effective January 1, 2007, the administration and servicing operations of StanCorp’s retirement plans group annuity contracts offered through Standard and for the trust product formerly offered through Invesmart, Inc. (“Invesmart”), which was acquired in July 2006, began operating under the name Standard Retirement Services. Retirement plans products are offered in all fifty states through Standard or Standard Retirement Services.

StanCorp Equities is a limited broker-dealer and member of the Financial Industry Regulatory Authority. StanCorp Equities serves as principal underwriter and distributor for group variable annuity contracts issued by Standard and as the broker of record for certain retirement plans using the trust platform. StanCorp Equities carries no customer accounts but provides supervision and oversight for the distribution of group variable annuity contracts and of the sales activities of all registered representatives employed by StanCorp Equities and its affiliates.

StanCorp Mortgage Investors originates, underwrites and services small, fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries. StanCorp Mortgage Investors also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors. StanCorp Mortgage Investors began operations in 1996 and, as of December 31, 2007, was servicing $3.66 billion in commercial mortgage loans for subsidiaries of StanCorp and $1.90 billion in commercial mortgage loans for other institutional investors. The average loan size of the commercial mortgage loans held by the insurance subsidiaries and serviced by StanCorp Mortgage Investors was approximately $0.7 million at December 31, 2007.

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services to its retirement plans clients, individual investors and subsidiaries of StanCorp.

StanCorp Real Estate is a property management company that owns and manages our Hillsboro, Oregon home office properties and other investment properties and manages our Portland, Oregon home office properties.

4	STANCORP FINANCIAL GROUP, INC.

In January 2006, StanCorp established StanCorp Trust Company, which offers limited directed trust services to clients.

MARKET POSITION

Based on mid-year 2007 insurance industry in force premium statistics in the United States, provided by JHA and LIMRA International, we have leading market positions with single digit market share in group long term and short term disability insurance and group life insurance. Based on a 2006 survey by LIMRA International we also have single digit market share for individual disability insurance. The positions are as follows:

•	4th largest provider of group long term disability insurance.
•	4th largest provider of group short term disability insurance.
•	8th largest provider of individual disability insurance.
•	9th largest provider of group life insurance.

FINANCIAL STRENGTH RATINGS

Financial strength ratings, which gauge claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including ours. In addition, credit ratings on our 10-year senior notes (“Senior Notes”) and junior subordinated debentures (“Subordinated Debt”) are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products and could increase costs of future debt issuances. Standard & Poor’s, Moody’s Investors Service, Inc. and A.M. Best Company provide financial strength and credit ratings.

Standard’s financial strength ratings as of February 2008 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings.
•	A1 (Good) by Moody’s—5th of 21 ratings.
•	A (Excellent) by A.M. Best—3rd of 13 ratings.

CREDIT RATINGS

Standard & Poor’s, Moody’s Investors Service, Inc. and A.M. Best Company provide credit ratings on StanCorp’s Senior Notes. As of February 2008, ratings from these agencies were A-, Baa1 and bbb+, respectively. As of February 2008, A.M. Best Company affirmed an issuer credit rating of a+ to Standard.

Standard & Poor’s, Moody’s Investor Services, Inc. and A.M. Best Company also provide credit ratings on StanCorp’s

Subordinated Debt. As of February 2008, ratings from these agencies were BBB, Baa2 and bbb-, respectively.

SEGMENTS

Our operations include two reportable segments: Insurance Services and Asset Management, as well as an “Other” category for activity outside of the two segments. Resources are allocated, and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management and financial planning services, commercial mortgage loan origination and servicing, and individual fixed annuities. It also includes the former operations of Invesmart, a provider of retirement plan services, and investment advisory and management services, acquired in July 2006. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts offered through Standard and for the trust product offered through Invesmart, began operating under the name Standard Retirement Services.

Measured as a percentage of total revenues, revenues for each of our segments for 2007 were 88.5% for Insurance Services and 11.2% for Asset Management. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Segments.”

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in “Other.”

Insurance Services Segment

The Insurance Services segment sells disability, life, AD&D and dental insurance products to employer groups ranging in size from two lives to over 685,000 lives, and has about 30,000 group insurance policies in force, covering approximately 8.1 million employees as of December 31, 2007. This segment also sells disability insurance to individuals.

Our group insurance products are sold by sales representatives through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 41

2007 ANNUAL REPORT	5

Part I

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

Group long term disability insurance contributed 41% of 2007 premiums for the segment. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time.

The Company’s basic long term disability product covers disabilities that occur during the policy period at both work and elsewhere. In order to receive long term disability benefits, an employee must be continuously disabled beyond a specified waiting period, which generally ranges from 30 to 180 days. The benefits usually are reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. The benefits also may be subject to certain maximum amounts and benefit periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including up to normal retirement age or longer.

Generally, group long term disability policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during the same periods.

Group life and AD&D insurance contributed 38% of 2007 premiums for the segment. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group short term disability insurance contributed 11% of 2007 premiums for the segment. Our basic short term disability products generally cover only disabilities occurring outside of work. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits, with maximum benefit periods generally not exceeding 26 weeks. Group short term disability benefits also may be reduced by other income, such as sick leave, that a disabled insured employee may receive.

Group dental insurance contributed 3% of 2007 premiums for the segment. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and also include an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan, which are differentiated by levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

Individual disability insurance contributed 7% of 2007 premiums for the segment. The products include non-cancelable disability coverage, which provides insurance at a guaranteed fixed premium rate for the life of the contract, and guaranteed renewable coverage where premium rates are guaranteed for limited periods and subject to change thereafter. This segment also sells business overhead expense coverage, which reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage, which provides payment for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability. Non-cancelable disability insurance policies represented 81% of sales based on annualized new premiums for 2007.

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

6	STANCORP FINANCIAL GROUP, INC.

commercial mortgage loan origination and servicing, and individual fixed annuities. Beginning in the third quarter of 2006, this segment included the former operations of Invesmart, a national retirement financial services company. Effective January 1, 2007, the administration and operations of StanCorp’s retirement plans group annuity contracts offered through Standard and for the trust product offered through Invesmart, which was acquired in July 2006, began operating under the name Standard Retirement Services. In the third quarter of 2007, this segment also added $1.7 billion of assets under administration acquired from DPA, Inc., a retirement business based in Portland, Oregon.

Investment services for 401(k), defined benefit, and other 401(a) qualified plans and governmental 457 plans are provided through a non-registered group annuity contract with third party brand name mutual funds through a separate account and, for certain plans, a stable value investment option managed by Standard. These plan services also are provided through a trust product offering third party brand name mutual funds. Mutual funds offered through the separate account as of December 31, 2007, were from American Beacon Funds, AllianceBernstein, Alger Allianz Pimco Funds, American Century Investment Services, Artisan Funds, AST Capital Trust Company, Aston Asset Management LLC., Black Rock Funds, Brandywine Fund, Inc., Calamos, California Investors, Davis Funds, Dodge & Cox, The Dreyfus Corporation, First American, Federated Investors Funds, Fidelity Investments, Franklin Templeton, GE, Goldman Sachs, Harbor, Hotchkis and Wiley Funds, Jennison Dryden Mutual Funds, JP Morgan, Munder Funds, Neuberger & Berman Funds, Oppenheimer, Rainer Investment Management, Royce Funds, SEI Investments, T. Rowe Price, TCW Galileo Funds, UMB, Vanguard Funds, Van Kampen Investment, Wells Fargo and Williams Companies.

The 403(b) and non-qualified deferred compensation plan services are provided through a registered group variable annuity contract, with a stable value investment option managed by Standard and separate account investment options from AllianceBernstein, Alger, Allianz Pimco Funds, American Century Investment Services, Black Rock Funds, Davis, Delaware Investments Mutual Funds, The Dreyfus Corporation, Federated Investors Funds, Fidelity Investments, Franklin Templeton, GE, Goldman Sachs, Lincoln National Funds, Neuberger & Berman Funds, Principal Funds, Royce Funds, T. Rowe Price and Vanguard Funds. Certain plan services also are provided through a trust product offering third party investment options. Funds offered in our retirement plans are regularly evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process. StanCorp Investment Advisers provides fund performance analysis and selection support to 85% of our group annuity plan sponsors. All group annuity contracts are distributed by StanCorp Equities.

The target market for retirement plans is businesses with $1 million to $25 million in plan assets. Our retirement plans products and services are sold primarily through registered investment advisors, brokers, employee benefit consultants, and other distributors served by our sales representatives throughout the United States. Brokers are compensated based on a percentage of the combination of deposits and assets under administration. Compensation is disclosed to the customer by the Company. Most of our retirement plan customers receive financial, record keeping and administrative services, although the option is available to receive only financial and record keeping services or financial services alone.

The primary sources of revenue for the retirement plans business include plan administration fees, asset-based fees and investment income on general account assets under administration, a portion of which is credited to policyholders. In addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life-contingent annuities, which is an option that can be selected by plan participants at the time of retirement. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

In three recent surveys for 2007, the retirement plans business was recognized as an outstanding retirement plan provider.

Standard earned 21 Best in Class awards in PLANSPONSOR magazine’s 2007 defined contribution plan survey as a provider serving plans with less than $5 million in assets.

In 401kExchange’s most recent survey of retirement plan sponsors, Standard was rated the number four plan administrator in the $1 million to $10 million asset range. Rankings were based on interviews of almost 20,000 plan sponsors. Since the Company’s entrance into the 401kExchange.com survey beginning in 1999, Standard has been ranked number two in the category of overall plan administrator for plans with $1 million to $10 million in assets.

In the Boston Research Group’s 2007 survey of defined contribution plans under $5 million in assets, The Standard was rated first in terms of overall satisfaction by plan sponsors. Twenty-six providers were included in this survey.

In July 2006, StanCorp acquired Invesmart and all of its subsidiaries. Invesmart was a provider of retirement plan

2007 ANNUAL REPORT	7

Part I

services, and investment advisory and management services. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts offered through Standard Insurance Company (“Standard”) and for the trust product offered through Invesmart began operating under the name Standard Retirement Services.

In July 2007, Standard Retirement Services acquired DPA, Inc., a retirement business based in Portland, Oregon. The acquisition of DPA, Inc. added $1.7 billion to assets under administration. Retirement plans assets under administration were $18.73 billion at December 31, 2007.

The individual annuity products sold by this segment are primarily fixed-rate and indexed deferred annuities, although we also market life-contingent immediate annuities. The target market for fixed-rate and indexed annuities is any individual seeking conservative investments to meet their retirement or other financial goals. The fixed-rate annuity product portfolio includes deferred annuities with initial interest rate guarantees generally ranging from one to six years and a full array of single premium immediate annuity income payment options. The Company launched an indexed annuity product in January 2006 and uses over the counter call-spread options to hedge the index performance of the policies.

Fixed-rate annuities are distributed through master general agents, brokers and financial institutions and compensation is primarily based on a percentage of premiums and deposits related to the business sold.

Master general agents are eligible for a bonus based on the volume of annuity business they coordinate, which is sold by financial institutions and brokers they coordinate.

Most of our annuity business deposits are not recorded as premiums, but rather are recorded as liabilities. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders. Annuity premiums consist of premiums on life-contingent annuities, which are a small portion of total sales.

Our investment advisory business, StanCorp Investment Advisers, is a SEC-registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services. Our target market is our retirement plan clients with $1 million to $25 million in plan assets, individual investors with $250,000 to $2 million in portfolio assets and the subsidiaries of StanCorp.

Our commercial mortgage loans subsidiary, StanCorp Mortgage Investors, originates, underwrites and services small, fixed-rate commercial mortgage loans, generally between $250,000 and $5 million per loan for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors. The target market for commercial mortgage loans is small retail, office, and industrial properties located throughout the continental United States.

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

KEY FACTORS AFFECTING RESULTS OF OPERATIONS

Group insurance is our largest business and represented 93%, 93% and 94% of total premiums for the years ended December 31, 2007, 2006 and 2005, respectively. In addition to competition, three factors can have a critical impact on the financial results of our Insurance Services segment operations: claims experience, economic conditions and pricing.

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

8	STANCORP FINANCIAL GROUP, INC.

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

Diversification of Products

We achieve earnings diversification by offering multiple insurance products such as group life, group long term disability, and individual disability products. These products have differing price, market and risk characteristics. Our strategy is to diversify our earnings further through growth in our asset management businesses. Our long-term financial goal is to grow assets under administration 10-15% per year, excluding acquisitions. The Company experienced growth of 6.0% in assets under administration during 2007, excluding 2007 acquisitions, and growth of 17.6%, including the 2007 acquisitions. Even though the Company expects favorable sales and cash flows in 2008, the Company recognizes the current volatility in the stock markets and does not provide specific short-term guidance with regard to overall asset growth.

Diversification by Customer Industry, Geography and Size

We seek to diversify risk by customer industry, geography and size measured by the number of insured employees. Over half of our group insurance premiums come from industries that are resistant to the effects a recession may have on employment. These industries include the public sector, education, health care and utilities. Compared to other industries during the last recession of 2001, most of these businesses showed either slight increases in employment or only fractional decreases. In force premium distribution by industry, geography and customer size for group long term disability and group life products was as follows as of December 31, 2007:

Customer Industry
Public	27%
Education	19
Professional	10
Manufacturing	10
Health Care	9
Finance	8
Retail	3
Services	2
Utilities	2
Other	10
Total	100%

Customer Geography
Northeast	14%
Southeast	18
Central	29
West	39
Total	100%
Customer Size (Employees)
2-99	13%
100-2,499	37
2,500-7,499	18
7,500+	32
Total	100%

Reinsurance

In order to limit our losses from large exposures, we enter into reinsurance agreements with other insurance companies. We review our retention limits based on size and experience. The maximum retention limit per individual for group life and AD&D is $750,000. Our maximum retention limit for group disability insurance is $15,000 monthly benefit per individual. During 2007, we increased our maximum retention limit from $5,000 to $5,500 monthly benefit per individual for individual disability policies with effective dates on or after September 1, 2007. On certain business acquired from Minnesota Life Insurance Company, we have a maximum retention of $6,000 monthly benefit per individual.

2007 ANNUAL REPORT	9

Part I

Standard participates in a reinsurance and third party administration arrangement with Northwestern Mutual under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2007, was $218.0 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3% of the Company’s total premiums for each of the three years 2007, 2006 and 2005. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

Standard maintains a strategic marketing alliance with Ameritas that offers Standard’s policyholders more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement that provides for 20% of the net dental premiums written by Standard and the risk associated with these premiums to be ceded to Ameritas.

In addition to product-specific reinsurance arrangements, we maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D. This agreement excludes nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and our participation in a catastrophe reinsurance pool discussed below, we have coverage of up to $453.0 million per event.

Subsequent to the terrorist events of September 11, 2001, we entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over 29 participating members. The annual fee paid by the Company in 2007 to participate in the pool was minor. As a member of the pool, we are exposed to maximum potential losses experienced by other participating members of up to $90.9 million for a single event for losses submitted by a single company and a maximum of $227.2 million for a single event for losses submitted by multiple companies. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

The Terrorism Risk Insurance Act of 2002 (“TRIA”), which has been extended through 2014, provides for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. Due to the concentration of risk present in group life insurance and the fact that group life insurance is not covered under TRIA, an occurrence of a significant catastrophe or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company.

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

10	STANCORP FINANCIAL GROUP, INC.

REGULATION

State and Federal Laws and Regulations

Standard sells its products in and is regulated by all states except New York, and sells its products and is regulated in the District of Columbia. The Standard Life Insurance Company of New York sells its products in and is regulated by New York. The insurance industry in the United States is subject to extensive regulation. Such regulation relates to, among other things, terms and provisions of insurance policies, market conduct practices, maintenance of capital and payment of distributions, and financial reporting on a statutory basis of accounting.

We market registered group variable annuity products, which are part of a registered investment company under the Investment Company Act of 1940. These products are subject to that act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser.

As registered investment advisers, StanCorp Investment Advisers is subject to regulation under the Investment Advisers Act of 1940. This Act requires, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions.

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

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. As of December 31, 2007, the insurance subsidiaries’ capital was approximately 301% of the company action level of RBC required by regulators, which is 601% of the authorized control level RBC required by our states of domicile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.”

EMPLOYEES

At December 31, 2007, StanCorp and its subsidiaries had 3,437 full-time equivalent employees, 68% of which were located in Portland, Oregon and the surrounding metropolitan area. At December 31, 2007, none of the Company’s employees were represented by unions.

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

2007 ANNUAL REPORT	11

Part I

without being able to increase guaranteed premium rates during these periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including, in some cases, up to normal retirement age or longer. Longer duration claims, in addition to a higher volume of claims than we expect, expose us to the possibility that we may pay benefits in excess of the amount that we anticipated when the policy was underwritten. The profitability of our long term disability products is thus subject to volatility resulting from the difference between our actual claims experience and our assumptions at the time of underwriting and from changes in economic conditions.

•

We are exposed to concentration risk on our group life insurance business—Due to the nature of group life insurance coverage, we are subject to geographical concentration risk from the occurrence of a catastrophe.

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

•

Our business is subject to significant competition—Each of our business segments faces competition from other insurers and financial services companies, such as banks, broker-dealers, mutual funds, and managed care providers for employer groups, individual consumers and distributors. Since many of our competitors have greater financial resources, offer a broader array of products and, with respect to other insurers, may have higher financial strength ratings than we do, the possibility exists that any one of our business segments could be adversely affected, which in turn could have a material adverse effect on our business, financial position, results of operations or cash flows.

•	A significant downgrade in our financial strength ratings may negatively affect our business—Financial strength ratings, which rate our claims paying ability, are an

12	STANCORP FINANCIAL GROUP, INC.

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

•

Our business is subject to litigation risk—In the normal course of business, we are a plaintiff or defendant in actions arising out of our insurance business and investment operations. We are from time to time involved in various governmental and administrative proceedings. While the outcome of any pending or future litigation cannot be predicted, as of the date hereof, we do not believe that any pending litigation will have a material adverse effect on our results of operations and financial condition. However, no assurances can be given that such litigation would not materially and adversely affect our business, financial position, results of operations or cash flows.

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

2007 ANNUAL REPORT	13

Part I

•

Our business may be affected by employment and wage growth—Two factors in the growth of StanCorp’s group businesses are the employment levels, and salary and wage growth of its employer groups. A reduction in either of these factors may affect premium levels for our group businesses.

•

Our profitability may be adversely affected by declining equity markets—Sustained equity market declines could result in decreases in the value of our retirement plans assets under administration, which could reduce our ability to earn administrative fee income derived from the value of those assets.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal properties owned by Standard Insurance Company (“Standard”) and used by the Company consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 460,000 square feet; and the Standard Plaza, with approximately 220,000 square feet. Both of our business segments use the facilities described above. The Company also owns a building with 72,000 square feet of office space in Hillsboro, Oregon, which is used by StanCorp Mortgage Investors, LLC and our group insurance claims operations. A second building with 72,000 square feet was completed in the first quarter of 2007 and is used by our group operations. In addition, Standard leases 160,000 square feet of office space located in downtown Portland, Oregon, for home office and claims operations and 60,000 square feet of offsite storage. The

Company leases 66 offices under commitments of varying terms to support its sales and regional processing offices throughout the United States. Management believes that the capacity and types of facilities are suitable and adequate. Management may evaluate additional square footage in 2008 to accommodate its increasing workforce. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1 to Consolidated Financial Statements.”

Item 3.	Legal Proceedings

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2007. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of StanCorp’s shareholders during the fourth quarter of 2007.

Item 4A.	Executive Officers of the Registrant

The information with respect to executive officers is set forth pursuant to General Instruction G of Form 10-K.

The following table sets forth the executive officers of StanCorp:

Name	Age (as of February 27, 2008)	Position
Robert M. Erickson	39	Assistant Vice President, Controller and Principal Financial Officer of StanCorp and Standard Insurance Company
Kim W. Ledbetter*	55	Senior Vice President, Asset Management Group of Standard Insurance Company
J. Gregory Ness*	50	Senior Vice President, Insurance Services Group of Standard Insurance Company
Eric E. Parsons	59	Chairman, President and Chief Executive Officer of StanCorp and Standard Insurance Company
Michael T. Winslow	53	Senior Vice President and General Counsel of StanCorp and Standard Insurance Company

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

14	STANCORP FINANCIAL GROUP, INC.

Set forth below is biographical information for the executive officers of StanCorp:

Robert M. Erickson, CMA, has been assistant vice president and controller of StanCorp and Standard Insurance Company (“Standard”) since July 2005. In June 2007, he began fulfilling the duties of the Principal Financial Officer on an interim basis until a successor Chief Financial Officer is in place. Since 2000, Mr. Erickson has held several leadership roles in the Corporate Financial Services division of Standard, most recently as corporate divisional controller of Standard.

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

Michael T. Winslow, JD, has been senior vice president and general counsel of StanCorp and Standard since July 2004. Mr. Winslow has also performed the duties of assistant corporate secretary since February 2007. Since 2001, Mr. Winslow was vice president, general counsel and corporate secretary of StanCorp and Standard. Prior to joining StanCorp, Mr. Winslow served as assistant general counsel and chief compliance officer for PacifiCorp.

2007 ANNUAL REPORT	15

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All share information below has been adjusted to reflect the December 9, 2005, two-for-one stock split, affected as a share dividend, of the Company’s common stock. StanCorp’s common stock is listed on the New York Stock Exchange under the symbol “SFG.” As of February 22, 2008, there were 40,630 shareholders of record of common stock.

The following tables set forth the high and low sales prices as reported by the New York Stock Exchange at the close of the trading day and cash dividends paid per share of common stock by calendar quarter:

	2007
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$55.13	$52.79	$52.89	$49.82
Low	49.28	41.44	46.99	44.88
Dividends paid	0.72	—	—	—

	2006
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$46.27	$51.68	$55.75	$54.55
Low	44.29	42.07	46.22	47.64
Dividends paid	0.65	—	—	—

The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors. It is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by StanCorp’s board of directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.” See also Item 1A, “Risk Factors—As a holding company, we depend on the ability of our subsidiaries to transfer funds to us in sufficient amounts to pay dividends to shareholders, make payments on debt securities and meet our other obligations.”

The following graph provides a comparison of the cumulative total shareholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P Life and Health Insurance Index and the S&P Insurance Group Index. The comparison assumes $100 was invested on December 31, 2002, in the Company’s common stock and in each of the foregoing indexes, and assumes the reinvestment of dividends. The graph covers the period of time beginning December 31, 2002, through December 31, 2007.

Comparison of Five Year Cumulative Total Return Among StanCorp Financial Group, Inc., the S&P 500 Index, the S&P Life & Health Insurance Index and the S&P 500 Insurance Group

16	STANCORP FINANCIAL GROUP, INC.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are to be effected in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities. On November 14, 2005, the board of directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock. The share repurchases were effected in the open market or in negotiated transactions through May 7, 2007. On May 7, 2007, the board of directors authorized a new share repurchase program of up to 6.0 million shares of StanCorp common stock. The new share repurchase program will be effected in the open market or in negotiated transactions through December 31, 2008. The new share repurchase program replaced our previous share repurchase program, which had 1.2 million shares remaining that were canceled upon authorization of the new program.

During 2007, the Company repurchased 4.8 million shares of common stock at a total cost of $235.6 million for a volume weighted-average price of $48.60 per common share. At December 31, 2007, there were 1.4 million shares remaining under the Company’s current share repurchase program. During 2007, the Company acquired 7,620 shares of common stock from executive officers to cover tax liabilities of these officers resulting from the release of performance-based shares and retention-based shares at a total cost of $0.4 million for a volume weighted-average price of $47.55 per common share. Repurchases are made at market prices on the date of repurchase. Information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

The following table sets forth share purchases made, for the periods indicated.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Period:
October 1-31, 2007	320,600	$50.94	320,600	1,937,000
November 1-30, 2007	241,000	51.45	241,000	1,696,000
December 1-31, 2007	274,900	51.48	274,900	1,421,100

Total fourth quarter	836,500	51.27	836,500

2007 ANNUAL REPORT	17

Part II

Item 6.	Selected Financial Data

The following financial data at or for the years ended December 31, should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

(In millions—except share data)	2007	2006	2005	2004	2003
Income Statement Data:
Revenues:
Premiums	$2,078.3	$1,935.0	$1,826.5	$1,654.0	$1,589.0
Administrative fees	115.2	77.1	43.3	33.7	28.4
Net investment income	516.3	478.9	465.2	445.3	435.3
Net capital gains (losses)	(0.6)	1.9	2.2	11.5	9.3
Total revenues	2,709.2	2,492.9	2,337.2	2,144.5	2,062.0
Benefits and expenses:
Benefits to policyholders(1)	1,700.6	1,610.8	1,476.3	1,367.7	1,372.8
Operating expenses(2)	636.2	554.5	517.3	467.1	431.9
Interest expense	30.7	17.9	18.0	17.7	17.5
Total benefits and expenses	2,367.5	2,183.2	2,011.6	1,852.5	1,822.2
Income before income taxes	341.7	309.7	325.6	292.0	239.8
Income taxes	114.2	105.9	114.5	92.6	83.5
Net income	$227.5	$203.8	$211.1	$199.4	$156.3
Benefit Ratio (% of total premiums):
Group Insurance	77.4%	78.3%	75.8%	77.4%	81.3%
Individual Disability	69.3	79.4	79.2	83.2	82.7
Per Common Share:
Basic net income	$4.39	$3.77	$3.81	$3.49	$2.70
Diluted net income	4.35	3.73	3.76	3.45	2.66
Market value at year end	50.38	45.05	49.95	41.25	31.44
Dividends declared and paid	0.72	0.65	0.625	0.50	0.35
Basic weighted-average shares outstanding	51,824,050	54,079,033	55,465,215	57,192,206	57,979,100
Diluted weighted-average shares outstanding	52,344,950	54,688,114	56,076,666	57,838,188	58,669,118
Ending shares outstanding	49,155,131	53,592,178	54,712,936	56,889,678	58,601,446
Balance Sheet Data:
General account assets	$10,596.5	$9,806.1	$9,443.1	$8,873.4	$8,296.0
Separate account assets	4,386.4	3,832.5	3,007.6	2,338.6	1,685.7
Total assets	$14,982.9	$13,638.6	$12,450.7	$11,212.0	$9,981.7
Long-term debt	562.6	261.1	260.1	258.1	272.0
Total liabilities	13,553.9	12,174.1	11,036.9	9,810.9	8,672.2
Total equity	1,429.0	1,464.5	1,413.8	1,401.1	1,309.5
Statutory Data:
Net gain from operations before federal income taxes	$309.3	$271.1	$314.0	$275.8	$214.2
Net gain from operations after federal income taxes and before realized capital gains (losses)	197.2	172.8	207.5	191.5	138.9
Capital and surplus	1,047.8	967.5	968.7	942.5	876.1
Asset valuation reserve	102.2	96.6	88.2	73.8	54.3

(1)	Includes benefits to policyholders and interest credited.
(2)	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs, value of business acquired and intangibles.

18	STANCORP FINANCIAL GROUP, INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have made in this Form 10-K, and from time to time may make in our public filings, news releases and oral presentations and discussions, certain statements, which are predictive in nature and not based on historical facts. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed or implied. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. See “Forward-looking Statements.”

EXECUTIVE SUMMARY

Financial Results Overview

Net income per diluted share was $4.35, $3.73 and $3.76 for the years 2007, 2006 and 2005, respectively. Net income for these same periods was $227.5 million, $203.8 million and $211.1 million, respectively. The increase in net income for 2007 compared to 2006 reflected premium growth and comparatively favorable claims experience in our group insurance and individual disability businesses. Net income for 2006 was affected by premium growth, offset by comparatively higher claims expense. Premium growth in the Insurance Services segment was 7.1%, 6.1% and 10.1% for 2007, 2006 and 2005, respectively. For the Insurance Services segment, claims experience for the group insurance products, as indicated by the benefit ratio (benefits to policyholders and interest credited measured as a percentage of premiums), was 77.4%, 78.3% and 75.8% for 2007, 2006 and 2005,

respectively. The growth in net income per diluted share for 2007 also reflected a reduction in diluted weighted-average shares outstanding of 2.3 million compared to 2006 due to increased share repurchase activity in 2007.

Outlook for 2008

For 2008, we will continue to focus on our long-term objectives and address challenges that may arise with financial discipline and from a position of superior financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high quality customer service.

For 2008, the Company has established the following expectations, which will affect our annual financial results:

•	Premium growth in the range of 6% to 8%, a rate we expect will maintain our historical pattern of growing at least 1% to 2% more than the industry growth rate.
•

An annual benefit ratio in the range of 77.5% to 79.5% for the group insurance business, noting that our actual experience over the last four years has been toward the lower end of this range. Claims experience can fluctuate widely from quarter to quarter.

CONSOLIDATED RESULTS OF OPERATIONS

Revenues

Revenues primarily consist of premiums, administrative fees and net investment income. Total revenues increased 8.7% to $2.71 billion for 2007 compared to 2006 and 6.7% to $2.49 billion for 2006 compared to 2005.

Premium and Administrative Fees

The following table sets forth percentages of premium and administrative fee growth, and net investment income growth by segment for the years December 31:

	2007	2006	2005
Premiums and administrative fees growth:
Insurance Services	7.0%	6.1%	10.2%
Asset Management	55.3	69.4	40.8
Consolidated total premium and administrative fee growth	9.0	7.6	10.8
Net investment income growth:
Insurance Services	4.0%	3.3%	0.3%
Asset Management	12.5	7.8	4.8
Consolidated total net investment income growth	7.8	2.9	4.5
Total revenue growth	8.7%	6.7%	9.0%

Consolidated premium and administrative fee growth is driven primarily by premium growth in our Insurance Services segment and administrative fee growth in our Asset Management segment. The three primary factors that influence premium growth for our Insurance Services

2007 ANNUAL REPORT	19

Part II

segment are sales, customer retention, and organic growth that is derived from wage and employment growth. Premiums for the Insurance Services segment increased 7.1% to $2.06 billion for 2007 compared to 2006, and 6.1% to $1.93 billion for 2006 compare to 2005. The increases in premiums were due in part to strong sales and a single premium in 2007 of $19.3 million related to a reserve buyout, which was partially offset by higher experience rated refunds (“ERRs”) of $37.2 million for 2007, compared to $22.6 million for 2006. Administrative fees for our Asset Management segment increased 51.6% to $118.7 million for 2007 compared to 2006, and 92.9% to $78.3 million for 2006 compared to 2005. Administrative fee growth in our Asset Management segment was due to continued deposit growth, strong customer retention in the retirement plans business, as well as assets under administration added through the acquisition of DPA, Inc. in July 2007 and Invesmart, Inc. (“Invesmart”) in July 2006. Excluding the administrative fees related to the addition of Invesmart and DPA, Inc., administrative fee growth for the Asset Management segment was 22.9% for 2007 compared to 2006.

Net Investment Income

Net investment income increased 7.8% to $516.3 million for 2007 compared to 2006 and 2.9% to $478.9 million for 2006 compared to 2005. Net investment income primarily is affected by changes in levels of invested assets, interest rates, the change in fair value of derivative assets and commercial mortgage loan prepayment fees.

The increase in net investment income for 2007 compared to 2006 was primarily due to an increase of 4.9% to $8.47 billion in average invested assets resulting from operations, and an increase in assets related to proceeds of $300 million from junior subordinated debentures (“Subordinated Debt’) issued in May 2007. Average invested assets do not include cash and cash equivalents. Also contributing to the increase was an increase in premiums on called bonds, primarily in the first six months of 2007. Premiums on called bonds were $2.0 million for 2007, compared to $0.5 million for 2006. The increase in net investment income was partially offset by decreases in the fair value of derivative assets and lower portfolio yield of commercial mortgage loans. The fair value adjustment to derivative assets was a decrease of $1.0 million for 2007, compared to an increase of $0.9 million for 2006. The portfolio yield for commercial mortgage loans decreased to 6.36% at the end of 2007 from 6.40% at the end of 2006. The portfolio yield for fixed maturity securities remained stable at 5.57% at the end of 2007 and 2006.

The increase in net investment income for 2006 compared to 2005 was primarily due to an increase of 4.9% to $8.07 billion in average invested assets resulting from operations and an increase of $0.9 million in the fair value of derivative assets. The increase in net investment income was partially offset by a $3.6 million decrease in commercial mortgage loan prepayment fees, a $1.1 million decrease in premiums on called bonds and decreases in the portfolio yields of commercial mortgage loans and fixed maturity securities. The portfolio yield for commercial mortgage loans decreased to 6.40% at the end of 2006 from 6.46% at the end of 2005. The portfolio yield for fixed maturity securities decreased to 5.57% at the end of 2006 from 5.61% at the end of 2005.

Commercial mortgage loan prepayment fees were $9.7 million, $9.8 million and $13.4 million for 2007, 2006 and 2005, respectively. Approximately 85% of our commercial mortgage loans have a provision that requires the borrower to pay a prepayment fee that assures that the Company’s expected cash flow from commercial mortgage loan investments will be protected in the event of prepayment. Since 2001, all new commercial mortgage loans originated by the Company contain this prepayment provision. The remainder of our commercial mortgage loans contains fixed prepayment fees that mitigate prepayments, but may not fully protect the Company’s expected cash flow in the event of prepayment.

Net Capital Gains (Losses)

Net capital gains and losses are reported in “Other.” Net capital losses were $0.6 million for 2007. Net capital gains were $1.9 million and $2.2 million for 2006 and 2005, respectively. Net capital gains and losses occur as a result of sale or impairment of the Company’s assets, neither of which is likely to occur in regular patterns. While the timing of an impairment is not controllable, management does have discretion over the timing of sales of invested assets.

Benefits and Expenses

Benefits to Policyholders (including interest credited)

The growth in benefits to policyholders, including interest credited, is driven by different factors for each of our product segments. For the Insurance Services segment, three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience, and the assumptions used to establish related reserves. The predominant factors affecting claims experience are incidence measured by the number of claims and severity measured as the length of time a disability claim is paid and the size of the claim. The assumptions used to establish the related reserves reflect expected incidence and

20	STANCORP FINANCIAL GROUP, INC.

severity, as well as new investment interest rates and overall portfolio yield, both of which affect the discount rate used to establish reserves. See “Critical Accounting Policies and Estimates—Reserves.”

For our Asset Management segment, the primary factors that drive benefits to policyholders, including interest credited, relate to interest credited to customers. The primary factors that affect interest credited are growth in general account assets under management, new investment interest rates and overall portfolio yield (which influence our interest crediting rate for our customers), and customer retention. In addition, these amounts may fluctuate from quarter to quarter in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 133 related to changes in interest rates and equity market volatility.

The following table sets forth benefits to policyholders, including interest credited, by segment for the years ended December 31:

(Dollars in millions)	2007	Percent change	2006	Percent change	2005	Percent change
Benefits to policyholders:
Insurance Services	$1,585.5	5.0%	$1,510.4	9.4%	$1,381.0	7.6%
Asset Management	115.1	14.6	100.4	5.4	95.3	12.4
Total benefits to policyholders	$1,700.6	5.6	$1,610.8	9.1	$1,476.3	7.9

The increase in benefits to policyholders, including interest credited, for the Insurance Services segment for 2007 compared to 2006 resulted from business growth as evidenced by premium growth, partially offset by comparatively favorable claims experience in our group insurance and individual disability insurance businesses. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

The increase in benefits to policyholders, including interest credited, for the Insurance Services segment for 2006 compared to 2005 primarily resulted from business growth, as evidenced by premium growth, and comparatively less favorable claims experience in our group insurance product lines. By contrast, group insurance products had favorable claims experience overall for most of 2005.

The increase in benefits to policyholders, including interest credited, for the Asset Management segment for 2007 compared to 2006 resulted primarily from increased interest credited related to growth in general account assets in our retirement plans and individual fixed annuities businesses. Growth in interest credited for this segment was affected by higher SFAS No. 133 liability accruals for our small block of indexed annuities. In 2007, interest credited was increased by $1.6 million due to the effects of this valuation. In addition, benefits to policyholders for the Asset Management segment increased in 2007 compared to 2006 due to an increase in life-contingent annuity sales for our individual fixed annuities business.

The increase in benefits to policyholders, including interest credited, for the Asset Management segment for 2006 compared to 2005 resulted from an increase in assets under administration due to favorable customer retention, growth in general account assets in our retirement plans and individual fixed annuities businesses, offset by reduced interest crediting rates due to lower new investment interest rates and overall portfolio yield. Growth in general account assets for our retirement plans and individual fixed annuities businesses was 6.4% for 2007 compared to 2006, and 10.2% for 2006 compared to 2005. In addition, a significant increase in the sales of life-contingent annuities for our individual fixed annuities business in 2005 increased benefits to policyholders for that period. See “Business Segments—Asset Management Segment—Benefits and Expenses—Benefits to Policyholders.”

Operating Expenses

Operating expenses increased 17.4% to $434.8 million for 2007 compared to 2006, and 8.7% to $370.3 million for 2006 compared to 2005. The increase in operating expenses was primarily due to the integration of Invesmart since 2007 included a full year of Invesmart expenses compared to a half year of expenses in 2006. The additional increase in operating expenses was due to business growth as evidenced by growth in assets under administration and up-front costs related to the consolidation of some of our trust and insurance platforms. In addition, we acquired DPA, Inc. during the third quarter of 2007. DPA, Inc. is a retirement plan business based in Portland, Oregon. Operating expenses for DPA, Inc. during 2007 were approximately $1.9 million. There were also additional costs related to the installation of a large national account group policy sold in our group insurance business that contributed approximately $8.5 million to the overall increase in operating expenses for 2007. The installation of the large national account included capitalized software and system costs that will be depreciated

2007 ANNUAL REPORT	21

Part II

and amortized through 2012. The depreciation and amortization costs will add an average of $3.0 million to operating expenses for the next five years.

The increase in operating expenses for 2006 was primarily due to expenses related to the operations of Invesmart. Excluding expenses from the Invesmart operations, operating expense growth for 2006 was 2.7%. Operating expense growth is typically influenced by business growth as evidenced by premium and administrative fee growth. Premium and administrative fee growth for 2007 was 9.0% compared to 2006, and for 2006 was 7.6% compared to 2005. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and factors such as customer retention, sales, growth in assets under administration and profitability of the business in each of our segments. Commissions and bonuses increased 7.8% to $198.0 million for 2007 compared to 2006, and 9.0% to $183.6 million for 2006 compared to 2005. The increases for the comparative periods were due to premium growth and persistency for our Insurance Services segment and growth in assets under administration for our Asset Management segment. In addition, commissions and bonuses increased due to operations from the Invesmart acquisition in the third quarter of 2006. Excluding the Invesmart acquisition, growth in commissions and bonuses was 7.6% for 2007 compared to 2006, and 8.2% for 2006 compared to 2005.

Net Decrease in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period, which averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. The Company’s intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were acquired through the purchase of Invesmart, DPA, Inc. and the acquisition by StanCorp Investment Advisers, Inc. of several small investment advisory firms. The values associated with the customer lists are amortized over 10 years. The amortization for the marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. See “Critical Accounting Policies and Estimates—DAC, VOBA, Other Intangible Assets

and Goodwill.” The net deferral for DAC, VOBA and intangibles for 2007 decreased $1.0 million compared to 2006 and increased $10.2 million for 2006 compared to 2005. In addition, a cumulative effect adjustment of $39.4 million after-tax was recorded as a reduction to retained earnings as of January 1, 2007, as a result of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state effective tax rates were 33.4%, 34.2% and 35.2% for 2007, 2006 and 2005, respectively. See Item 8, “Note 10—Income Taxes” for more information on the change in the effective tax rate.

BUSINESS SEGMENTS

StanCorp’s operations include two reportable segments: Insurance Services and Asset Management, as well as an “Other” category for activity outside of the two segments. Resources are allocated, and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management and financial planning services, commercial mortgage loan origination and servicing, and individual fixed annuities. It also includes the former operations of Invesmart, a provider of retirement plan services, and investment advisory and management services, acquired in July 2006. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts offered through Standard and for the trust product offered through Invesmart, began operating under the name Standard Retirement Services, Inc. (“Standard Retirement Services”).

Segment revenues measured as a percentage of total revenues for 2007 were 88.5% for the Insurance Services segment and 11.2% for the Asset Management segment.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in “Other.”

22	STANCORP FINANCIAL GROUP, INC.

Insurance Services Segment

As the Insurance Services segment is our largest segment, it substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $322.6 million, $282.4 million and $300.1 million for 2007, 2006 and 2005, respectively. Income before income taxes for this segment for 2007 was affected by premium growth and comparatively favorable claims experience in our group insurance and individual disability businesses. Income before income taxes for 2006 for this segment was affected by premium growth, comparatively less favorable claims experience in our group insurance products and operating expense growth less than premium growth.

Following are key indicators that management uses to manage and assess the performance of the Insurance Services segment:

(Dollars in millions)	2007	2006	2005
Premiums:
Group life and AD&D	$807.2	$735.0	$681.0
Group long term disability	869.8	809.9	780.7
Group short term disability	219.5	211.1	191.7
Group dental	70.8	72.9	73.8
Experience rated refunds	(37.2)	(22.6)	(20.2)
Individual disability	133.5	121.1	109.4
Total premiums	$2,063.6	$1,927.4	$1,816.4
Group insurance sales (annualized new premiums) reported at contract effective date	$408.8	$317.8	$324.9
Individual disability sales (annualized new premiums)	23.9	21.5	21.5
Group insurance benefit ratio (% of premiums)	77.4%	78.3%	75.8%
Individual disability benefit ratio (% of premiums)	69.3	79.4	79.2
Segment operating expense ratio (% of premiums)	15.2	15.1	15.6

Revenues

Revenues for the Insurance Services segment increased 6.6% to $2.40 billion for 2007 compared to 2006, primarily due to premium growth of 7.1% and increased net investment income in our insurance businesses. Revenues for the Insurance Services segment increased 5.7% to $2.25 billion for 2006 compared to 2005, again primarily due to increased premiums and increased net investment income in our insurance businesses.

Premiums

Premiums for the Insurance Services segment increased 7.1% for 2007 compared to 2006, and 6.1% for 2006 compared to 2005. The primary factors that contribute to premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines due to employment and wage rate growth from existing group policyholders.

Sales. Sales of our group insurance products increased 28.6% for 2007 compared to 2006, and decreased 2.2% for 2006 compared to 2005. Sales for 2007 exceeded $400 million of annualized premium for the first time in our history. This sales growth and the related increase in the number of new cases underscores our efforts to diversify our block of business further and thus our risk. The increase in sales for 2007 included sales to a few large national accounts and a single sale of $19.3 million related to a reserve buyout. The decline in sales for 2006 compared to 2005 was due to a highly competitive sales environment and slower industry growth. The group insurance market continues to reflect a price-competitive sales environment.

Persistency. Persistency for our group insurance products has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. Premium growth for 2007 was supported by strong persistency in our group insurance product lines at 87.4%, compared to 88.1% for 2006 and 88.2% for 2005. Persistency in our individual disability products remains favorable. A significant portion of our in force individual disability policies are non-cancelable.

Organic Growth. A portion of our premium growth in our group insurance in force business is due to continued employment and wage rate growth. Employment and wage growth slowed during 2007 compared to 2006 and 2005. Organic growth is also affected by changes in premium per insured and the average age of employees.

Premium growth for 2007 compared to 2006 was affected by a single sale of $19.3 million related to a reserve buyout. The buyout included claims incurred prior to June 1, 2007. Premium growth was offset by ERRs of $37.2 million, $22.6 million and $20.2 million for 2007, 2006 and 2005, respectively. ERRs, which are refunds to certain group contract holders based on claims experience, can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

Net Investment Income

Net investment income for the Insurance Services segment increased 4.0% to $325.8 million for 2007 compared to 2006 and 3.3% to $313.4 million for 2006 compared to 2005. The increase in net investment income for 2007 compared to 2006 was primarily affected by growth in average invested assets due to premium growth and by additional income related to premiums on called bonds for this segment of $1.2 million for 2007 compared to $0.3 million for 2006. The increase in net investment income for 2006 compared to 2005 was primarily affected by growth in average invested

2007 ANNUAL REPORT	23

Part II

assets due to premium growth, partially offset by a reduction in invested asset yields and commercial mortgage loan prepayments. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors drive benefits to policyholders: premium growth (reserves are established in part based on premium levels), claims experience and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence measured by the number of claims and claims severity measured as the length of time a disability claim is paid and the size of the claim. The assumptions used to establish the related reserves reflect claims incidence and claims severity, in addition to new-money investment interest rates and overall portfolio yield, as both affect the discount rate used to establish reserves.

Benefits to policyholders, including interest credited, for the Insurance Services segment increased 5.0% to $1.59 billion for 2007 compared to 2006, and 9.4% to $1.51 billion for 2006 compared to 2005. The increases primarily resulted from business growth as evidenced by premium growth, with the 2007 increase partially offset by favorable claims experience. Premiums for the Insurance Services segment increased 7.1% for 2007 compared to 2006, and 6.1% for 2006 compared to 2005.

Because premium growth is one of the primary factors that drive benefits to policyholders, the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for 2007 was 77.4%, compared to 78.3 % for 2006 and 75.8% for 2005. The group benefit ratio for 2007 was just below the Company’s estimated annual range of 77.5% to 79.5% for 2007.

We adopted a new group life waiver table, the Society of Actuaries Table 2005, to be used in the calculation of reserves for group life waiver claims incurred in 2007 and later. Adoption of this table resulted in a reduction of $15.5 million in reserves established for new 2007 group life waiver claims compared to the reserves that would have been established using the prior table.

The benefit ratio for our individual disability business was 69.3% for 2007 compared to 79.4% for 2006, primarily reflecting favorable claims experience in 2007. The benefit ratio for our individual disability business was 79.2% for 2005.

Due to the small size of our individual disability business, claims experience and, therefore, the benefit ratio can fluctuate more widely from quarter to quarter than that of our group insurance business.

We increased our individual disability reserves by $6.0 million in 2006 and by an additional $7.4 million in 2007 to address findings of an industry experience study. Due to the size of our individual disability block of business, we view the industry experience study as a credible source for establishing reserves. As with any block of business, we will continue to monitor emerging information, and if necessary, we will adjust our reserves accordingly.

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

The discount rate used in the fourth quarter of 2007 for newly established long term disability claim reserves was 5.35%, which decreased from 5.50% used during the first three quarters of 2007.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. The margin at December 31, 2007, in our overall block of business for group insurance between invested asset yield and weighted-average reserve discount rate was 40 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment increased 7.3% to $313.2 million for 2007 compared to 2006, and 2.7% to $291.8 million for 2006 compared to 2005. Operating expenses as a percentage of premiums were 15.2%, 15.1% and 15.6% for 2007, 2006 and 2005, respectively. The increase in operating expenses in 2007 was primarily due to business growth as evidenced by premium growth and additional costs related to strong sales in our group insurance business. Some of the expense related to our strong sales in 2007 included new and enhanced systems capabilities that will benefit current and future customers. The decrease in the expense ratio for 2006 was primarily due to careful expense management, and decreased expenses related to technology spending in 2006 compared to 2005.

24	STANCORP FINANCIAL GROUP, INC.

Asset Management Segment

Income before income taxes for the Asset Management segment increased 11.7% to $42.9 million for 2007 compared to 2006, and 24.3% to $38.4 million for 2006 compared to 2005. The increases were primarily due to fees earned from higher assets under administration. Revenues grew 28.0% for 2007 compared to 2006, and 24.2% for 2006 compared to 2005. The slower growth in income before income taxes compared to revenue growth was primarily due to higher interest credited relating to changes in the fair value of certain liabilities for indexed annuities, higher expenses related to the integration of Invesmart and consolidation of some of our trust and insurance platforms. During the third quarter of 2007, the Company acquired DPA, Inc., a retirement business based in Portland, Oregon, which added $1.7 billion to the Company’s total assets under administration.

Following are key indicators that management uses to manage and assess the performance of the Asset Management segment:

(Dollars in millions)	2007	2006	2005
Premiums:
Retirement plans	$0.8	$1.3	$1.3
Individual annuities	13.9	6.3	8.8
Total premiums	$14.7	$7.6	$10.1
Administrative fees:
Retirement plans	$100.1	$63.7	$31.6
Other financial services business	18.6	14.6	9.0
Total administrative fees	$118.7	$78.3	$40.6
Net investment income:
Retirement plans	$83.4	$74.0	$64.6
Individual annuities	70.0	68.5	66.3
Other financial services income	16.8	8.8	9.4
Total net investment income	$170.2	$151.3	$140.3
Sales (annuity deposits)	$210.7	$214.2	$119.9
Interest credited (% of net investment income):
Retirement plans	54.9%	54.5%	55.0%
Individual annuities	67.0	64.4	60.9
Retirement plans:
Operating expenses (% of average assets under administration)	0.6%	0.6%	0.9%

December 31 (In millions)	2007	2006	2005
Assets under administration:
Retirement plans general account	$1,467.1	$1,361.9	$1,214.1
Retirement plans separate account	4,386.4	3,832.5	3,007.6
Total retirement plans insurance products	5,853.5	5,194.4	4,221.7
Retirement plans trust products	12,872.1	11,045.6	—
Individual fixed annuities	1,295.9	1,234.9	1,143.3
Commercial mortgage loans under administration for other investors	1,899.4	1,407.0	1,141.9
Other	447.3	137.5	35.5
Total assets under administration	$22,368.2	$19,019.4	$6,542.4

Revenues

Revenues for the Asset Management segment increased 28.0% to $303.6 million for 2007 compared to 2006, and 24.2% to $237.2 million for 2006 compared to 2005. Revenues from the retirement plans business include plan and trust administration fees, fees on equity investments held in separate account assets and other assets under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement, including the sale of immediate annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life-contingent annuities, which primarily are a single-premium product. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment were $14.7 million, $7.6 million and $10.1 million for 2007, 2006 and 2005, respectively.

Administrative Fees

Administrative fees for the Asset Management segment were $118.7 million, $78.3 million and $40.6 million for 2007 2006 and 2005, respectively. Administrative fees are primarily earned from assets under administration.

Assets under administration for this segment, including retirement plans, individual fixed annuities and outside managed commercial mortgage loans, were $22.37 billion at December 31, 2007, which was a $3.35 billion increase compared to December 31, 2006. The increase was due to continued deposit growth, good customer retention, strong mortgage originations for other investors and equity market

2007 ANNUAL REPORT	25

Part II

appreciation in the retirement plans business as well as $1.7 billion acquired through the third quarter 2007 acquisition of DPA, Inc., a retirement plans business based in Portland, Oregon. Administrative fee growth for 2007 included $2.6 million in administrative fee revenue from the DPA, Inc. business acquired in the third quarter of 2007. Assets under administration increased $12.48 billion for 2006 compared to 2005. Growth in assets under administration in 2006 resulted from almost $11 billion added through the addition of Invesmart, as well as continued deposit growth and customer retention in our other retirement plans business. Excluding the assets under administration added through the addition of Invesmart, average assets under administration increased 23.2% for 2006 compared to 2005.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originated $1.45 billion, $942.8 million and $996.4 million of commercial mortgage loans for 2007, 2006 and 2005, respectively. The increases in originations primarily were due to less competition, accompanied by increased demand for fixed-rate commercial mortgage loans. Commercial mortgage loans managed for other investors increased 35.0% at December 31, 2007, compared with December 31, 2006.

Net Investment Income

Net investment income for the Asset Management segment increased 12.5% to $170.2 million for 2007 compared to 2006. The increase was primarily due to an increase of 9.8% to $1.41 billion in average general account assets under administration and an increase in commercial mortgage loan commitment fees of $3.9 million for 2007 compared to 2006 as a result of the increase in commercial mortgage loan originations. Partially offsetting the increase in net investment income was a decrease in the fair value of derivative assets of $1.0 million, compared to an increase of $0.9 million for 2006 and lower yields on commercial mortgage loans.

Net investment income for the Asset Management segment increased 7.8% to $151.3 million for 2006 compared to 2005. The increase for the comparative periods was primarily due to a 14.9% increase in average retirement plan general account assets under administration, partially offset by a $1.6 million decrease in commercial mortgage loan prepayments and a $1.6 million decrease in commercial mortgage loan commitment fees.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life-

contingent annuities, which vary with life-contingent annuity sales. Benefits to policyholders for the Asset Management segment increased $6.4 million to $22.4 million for 2007 compared to 2006 and decreased $3.4 million to $16.0 million for 2006 compared to 2005. Changes in the level of benefits to policyholders will approximate changes in premium levels because these annuities primarily are single-premium life-contingent annuity products with a significant portion of all premium payments established as reserves.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment increased 9.8% to $92.7 million for 2007 compared to 2006, and 11.2% to $84.4 million for 2006 compared to 2005. Interest credited to retirement plan customers increased primarily due to an increase in the interest-crediting rate to retirement plan customers and increases in average balances. Interest credited to individual fixed annuity deposits included the indexed annuity products first offered in 2006. The interest credited to the indexed annuities increased $4.3 million for 2007 compared to 2006 primarily due to increases in the S&P 500 Index and average balances. Average assets under administration for individual fixed annuities increased 6.4% for 2007 compared to 2006, and 6.7% for 2006 compared to 2005. Interest credited also includes changes in fair value of index-based interest guarantees. See Item 8 “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7, Derivative Financial Instruments.”

Operating Expenses

Operating expenses for the Asset Management segment increased 52.9% to $120.2 million for 2007 compared to 2006. The increase in operating expenses for this segment was due to business growth as evidenced by growth in assets under administration, the integration of Invesmart, which included a full year of expenses in 2007 compared to a half year of expenses in 2006, up-front costs related to the consolidation of our trust product and group annuity platforms and $1.9 million of expenses in 2007 related to the operations of DPA, Inc.

Operating expenses for the Asset Management segment increased 54.4% to $78.6 million for 2006 compared to 2005. The increase in operating expenses for this segment was due to business growth as evidenced by growth in assets under administration and operating expenses related to the acquisition of Invesmart in July 2006. Segment operating expenses in 2006 included nearly a half year of operating expenses related to Invesmart. Excluding operating expenses

26	STANCORP FINANCIAL GROUP, INC.

related to operating the Invesmart business, operating expenses for 2006 increased 14.1% to $58.1 million compared to 2005.

OTHER

In addition to our two segments, we report our holding company and corporate activity in “Other.” This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation.

The Other category reported a loss before income taxes of $23.8 million for 2007 compared to a loss before income taxes of $11.1 million for 2006 and a loss before income taxes of $5.4 million for 2005. Contributing to the loss before income taxes for 2007 compared to 2006 was an increase in interest expense of $12.8 million primarily related to the $300 million Subordinated Debt issued in May 2007. The interest expense was partially offset by an increase in net investment income of $6.1 million to $20.3 million in 2007. The increase in net investment income is primarily due to increased levels of invested assets attributed to the proceeds received through the Subordinated Debt issuance. In addition, 2007 included $3.0 million in pre-tax severance costs due to the departure of the chief financial officer in the second quarter. The increased loss before income taxes for 2006 compared to 2005 was primarily due to lower net investment income resulting from lower excess capital as a result of the purchase of Invesmart in the third quarter of 2006. Net investment income for 2006 was $14.2 million, compared to $21.6 million for 2005. See “Liquidity and Capital Resources—Financing Cash Flows.”

LIQUIDITY AND CAPITAL RESOURCES

Asset/Liability and Interest Rate Risk Management

Asset/Liability management is a part of our risk management structure. The risks we assume related to asset/liability mismatches vary with economic conditions. The primary source of economic risk originates from changes in interest rates. It is generally management’s objective to align the characteristics of assets and liabilities so that our financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in different investments so that the certainty of meeting our financial obligations is increased. See “—Investing Cash Flows.”

We manage interest rate risk, in part, through asset/liability analyses. In keeping with presently accepted actuarial standards, the Company has made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses, through the use of statutory reserves and related items at December 31, 2007.

Our financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. We have analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2007 and 2006, given a hypothetical 10% increase in interest rates, and related qualitative information on how we manage interest rate risk. The interest rate sensitivity analysis was based upon our fixed maturity securities and commercial mortgage loans held at December 31, 2007 and 2006. Interest rate sensitivity of our financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year-end 10-year U.S. Government Treasury bond yield, or 0.40% and 0.47% for the 2007 and 2006 analyses, respectively. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using our payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of our financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of our financial assets that resulted from the model was estimated to be $180 million and $183 million at December 31, 2007 and 2006, respectively.

As a percentage of our fixed maturity investments, callable bonds were 2.4% at December 31, 2007. Since 2001, all commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 85% of our commercial mortgage loan portfolio contains this prepayment provision. The remainder of our commercial mortgage loans contains fixed prepayment fees that mitigate prepayments, but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals and was $485.7 million, $390.1 million and $407.1 million for 2007, 2006 and 2005, respectively.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate

2007 ANNUAL REPORT	27

Part II

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

Net cash used in investing activities was $597.0 million, $749.3 million and $664.9 million for 2007, 2006 and 2005, respectively. The decrease in the net use of cash in investing activities from 2007 compared to 2006 was primarily due to the July 2006 purchase of Invesmart. Invesmart was a national retirement financial services company and is now part of our Asset Management segment. There were no similar sized acquisitions during 2007. In addition, contributing to the decrease in cash used was a $606.9 million increase in proceeds from investments sold, matured or repaid. This increase was partially offset by a $495.5 million increase in cash used by the combination of new mortgage originations, purchases of fixed maturity securities, and purchases of real estate investments. Partially offsetting the overall decrease in investing cash used for acquisitions was the Company’s increased use of cash for short-term investments. The increased use of cash for short-term investments was primarily due to the investment of cash received through the Subordinated Debt offering in May 2007.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At December 31, 2007, our portfolio consisted of 57.2% fixed maturity securities, 41.9% commercial mortgage loans, 0.8% real estate and 0.1% short-term investments.

Fixed Maturity Securities

Our fixed maturity securities totaled $5.0 billion at December 31, 2007. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at December 31, 2007. The percentage of fixed maturity securities below investment-grade was 4.1% and 3.6% at December 31, 2007 and 2006, respectively. At December 31, 2007, bonds on our watch list totaled approximately $49.3 million. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2007. We held investments in debt securities issued by bond insurers at December 31, 2007, with $33.5 million in market value and $40.7 million in book value. The Company intends to hold these securities to maturity and will continue to evaluate these holdings, but currently expects the fair values of its investments in debt securities issued by bond insurers to recover as these debt securities approach their maturity dates. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

At December 31, 2007, our fixed maturity securities portfolio had gross unrealized capital gains of $115.8 million and gross unrealized capital losses of $52.4 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

Commercial mortgage loan originations for internal and external investors were $1.45 billion, $942.8 million and $996.4 million for 2007, 2006 and 2005, respectively. The increased originations in 2007 reflected a return to a more traditional origination market with the securitized lenders essentially out of the market for loans, making the market less competitive with wider spreads. The decrease in originations in 2006 reflected a more competitive origination market for commercial mortgage loan financing. The level of commercial mortgage loan originations in any year is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

28	STANCORP FINANCIAL GROUP, INC.

At December 31, 2007, StanCorp Mortgage Investors serviced $3.66 billion in commercial mortgage loans for subsidiaries of StanCorp and $1.90 billion for other institutional investors, compared to $3.32 billion serviced for subsidiaries of StanCorp and $1.41 billion for other institutional investors at December 31, 2006.

The average loan to value ratio for the overall portfolio was approximately 57% at December 31, 2007, and the average loan size in the portfolio was approximately $0.7 million at December 31, 2007. We have the contractual ability to pursue personal recourse on most of the loans.

Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $5.7 million and $4.0 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, there were four commercial mortgage loans totaling $1.9 million in our portfolio that were more than sixty days delinquent, of which two commercial mortgage loans with a total balance of $0.7 million were in the process of foreclosure. We had a net balance of restructured loans of $3.4 million at December 31, 2007, and a commercial mortgage loan loss reserve of $3.0 million. At December 31, 2007, we do not have any direct exposure to sub-prime or Alt-A mortgages. The delinquency rate and loss performance of our commercial mortgage loan portfolio is in line with the recent industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

At December 31, 2007, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	46% retail properties.
•	18% industrial properties.
•	19% office properties.
•	8% commercial properties.
•	6% hotel/motel properties.
•	3% apartment, residential and agricultural properties.

At December 31, 2007, our commercial mortgage loan portfolio was diversified regionally as follows:

•	47% Western region.
•	24% Central region.
•	29% Eastern region.

Commercial mortgage loans in California accounted for 30% of our commercial mortgage loan portfolio at December 31, 2007. Through this concentration, we are exposed to potential losses resulting from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect certain areas of the state. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure, such diversification may not eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, we do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. We do not expect the exposure to catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio located in California to have a material adverse effect on our business, financial position, results of operations or cash flows. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2007, the Company had outstanding commitments to fund commercial mortgage loans totaling $265.0 million, with fixed interest rates ranging from 6.0% to 7.125%. These commitments generally have fixed expiration dates. A small percentage of commitments

2007 ANNUAL REPORT	29

Part II

expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $261.1 million, $362.0 million and $265.7 million for 2007, 2006 and 2005, respectively. The decrease for 2007 resulted from several offsetting factors. Cash inflows from a $300 million Subordinated Debt offering in May 2007 were offset by increased repurchases of common stock, the elimination of cash inflows from a third party minority interest in a limited liability company that was dissolved in December 2006 and slightly slower growth in policyholder fund deposits, net of withdrawals. The increase for 2005 primarily resulted from the third party interest in the limited liability company created for the purpose of holding commercial mortgage loans originated by StanCorp Mortgage Investors. The minority third party investment totaled $143.2 million for 2005. Standard retained its ownership share of the commercial mortgage loans upon the dissolution of the limited liability company. The non-cash transaction in the Consolidated Statements of Cash Flows for 2006 represented the transfer of commercial mortgage loans to the minority shareholders at dissolution. The Company repurchased common stock at a total cost of $235.6 million, $70.1 million and $106.4 million for 2007, 2006 and 2005, respectively.

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

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At December 31, 2007, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

StanCorp filed a $1.0 billion shelf registration statement with the Securities and Exchange Commission, which became effective on July 23, 2002, and expires on December 1, 2008, registering common stock, preferred stock, debt securities and warrants. On September 25, 2002, we completed an initial public debt offering of $250 million of 6.875%, 10-year senior notes (“Senior Notes”), pursuant to the shelf registration statement. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October. Upon expiration of the $1.0 billion shelf registration statement in December 2008, the Company, as a well-known seasoned issuer, has the ability to file an automatic shelf registration statement for subsequent security issuances.

On May 29, 2007, the Company completed a public debt offering of $300 million of 6.90%, Subordinated Debt. The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable only with securities, which carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp management chose to make the first scheduled interest payment of $10.5 million in December 2007. StanCorp used approximately $30 million of the proceeds from the sale of the Subordinated Debt to fund the acquisition by StanCorp Real Estate, LLC (a wholly owned subsidiary) of certain real estate assets from Standard and $227.7 million to repurchase approximately 4.6 million shares of common stock. The Company intends to use the remaining debt proceeds to repurchase additional shares of its common stock and for general corporate purposes.

30	STANCORP FINANCIAL GROUP, INC.

On May 7, 2007, the board of directors authorized a new repurchase program for up to 6.0 million shares of StanCorp common stock, which replaced the Company’s prior share repurchase program. We repurchased 4.8 million shares of common stock at a total cost of $235.6 million during 2007. At December 31, 2007, there were 1.4 million shares remaining under the current repurchase program.

CAPITAL MANAGEMENT

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. At December 31, 2007, the insurance subsidiaries capital was approximately 301% of the company action level of Risk-based Capital (“RBC”) required by regulators, which is 601% of the authorized control level RBC required by our states of domicile. We expect to maintain a target capital of approximately 300% of the company action level of the insurance company. We expect to distribute capital in excess of the target to the holding company. At December 31, 2007, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.15 billion.

The levels of capital in excess of targeted RBC we generate vary inversely in relation to our levels of premium growth, primarily due to initial reserve requirements, certain regulatory capital requirements based on premiums and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less capital in excess of targeted RBC. At very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, we generate more capital in excess of targeted RBC. At our expected growth rate, we anticipate generating capital in excess of our 300% target of $125 to $150 million in 2008.

We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	Fund internal growth.
•	Fund acquisitions that are consistent with our mission and meet our return objectives.
•	Provide a return to shareholders, via share repurchases and dividends.

In addition, we seek to maintain amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividends to shareholders. Maintaining additional capital provides timing flexibility if we choose to access capital markets to finance growth or acquisition. StanCorp has a $1.0 billion shelf registration statement with the SEC. Under the shelf registration, we have issued $550 million in long-term debt. See “Liquidity and Capital Resources—Financing Cash Flows.”

We had debt to total capitalization ratios of 28.6% and 15.2% at December 31, 2007 and 2006, respectively. The increase in our debt to total capitalization ratio was primarily due to the $300 million Subordinated Debt. Certain rating agencies recognize a portion of the Subordinated Debt as equity. Standard & Poor’s currently recognizes the Subordinated Debt as 100% equity, while Moody’s and AM Best currently recognize 75% of the Subordinated Debt as equity. Debt to total capitalization after the 75% equity credit is 17.3% at December 31, 2007. Our ratio of earnings to fixed charges for 2007 and 2006 was 3.3x and 3.5x, respectively.

Dividends from Subsidiaries

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors, including the ability to maintain adequate RBC according to Oregon statute. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. It also must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”) to pay a dividend if such dividend exceeds certain statutory limitations. The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes before realized capital gains or losses for the 12-month period ended on the preceding December 31 date. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to disapprove requests for dividends in excess of these limits. There are no regulatory restrictions on dividends from non-insurance subsidiaries of StanCorp.

During 2007 and 2006, Standard paid dividends to StanCorp totaling $155.0 million and $147.0 million, respectively.

Dividends to Shareholders

On November 5, 2007, the board of directors of StanCorp declared an annual cash dividend of $0.72 per share, calculated and payable on a per share basis. The dividend was payable on December 7, 2007, to shareholders of record on November 16, 2007. The declaration and payment of dividends in the future is subject to the discretion of StanCorp’s board of directors. It is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash

2007 ANNUAL REPORT	31

Part II

requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors. In addition, the declaration or payment of dividends would be restricted if StanCorp elects to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the deferral period, which cannot exceed five years. StanCorp has paid dividends each year since its initial public offering in 1999.

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

On November 14, 2005, the board of directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock. The share repurchases were effected in the open market or in negotiated transactions through May 7, 2007. On May 7, 2007, the board of directors authorized a new share repurchase program of up to 6.0 million shares of StanCorp common stock. The new share repurchase program will be effected in the open market or in negotiated transactions through December 31, 2008. The new share repurchase program replaced our previous share repurchase program, which had 1.2 million shares remaining that were canceled upon authorization of the new program.

During 2007, we repurchased 4.8 million shares of common stock at a total cost of $235.6 million for a volume weighted-average price of $48.60 per common share. At December 31, 2007, there were 1.4 million shares remaining under the current share repurchase program. In addition, during 2007, we acquired 7,620 shares of common stock from executive officers to cover tax liabilities of these officers resulting from the release of performance-based shares and retention-based shares at a total cost of $0.4 million for a volume weighted-average price of $47.55 per common share, which reflects the market price on the transaction dates.

FINANCIAL STRENGTH RATINGS

Financial strength ratings, which gauge claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including ours. In addition, credit ratings on our Senior Notes and Subordinated Debt are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products and could increase costs of future debt issuances. Standard & Poor’s, Moody’s Investors Service, Inc. and A.M. Best Company provide financial strength and credit ratings.

Standard’s financial strength ratings as of February 2008 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings.
•	A1 (Good) by Moody’s—5th of 21 ratings.
•	A (Excellent) by A.M. Best—3rd of 13 ratings.

CREDIT RATINGS

Standard & Poor’s, Moody’s Investors Service, Inc. and A.M. Best Company provide credit ratings on StanCorp’s Senior Notes. As of February 2008, ratings from these agencies were A-, Baa1 and bbb+, respectively. As of February 2008, A.M. Best Company affirmed an issuer credit rating of a+ to Standard.

Standard & Poor’s, Moody’s Investor Services, Inc. and A.M. Best Company also provide credit ratings on StanCorp’s Subordinated Debt. As of February 2008, ratings from these agencies were BBB, Baa2 and bbb-, respectively.

CONTINGENCIES AND LITIGATION

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Contingencies and Commitments.”

OFF-BALANCE SHEET ARRANGEMENTS

See discussion of loan commitments, “Liquidity and Capital Resources, Investing Cash Flows, Commercial Mortgage Loans.”

CONTRACTUAL OBLIGATIONS

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Contingencies and Commitments.”

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2005, through December 31, 2007, aggregated $0.5 million. At December 31, 2007, we maintained a reserve

32	STANCORP FINANCIAL GROUP, INC.

of $0.6 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices that differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and the interest maintenance reserves are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within one year; j) surplus notes are included in capital and surplus; and k) interest on surplus notes is not recorded as a liability nor an expense until approval for payment of such interest has been granted by the commissioner of the state of domicile.

Statutory net gains from insurance operations before federal income taxes were $309.3 million, $271.1 million and $314.0 million for 2007, 2006 and 2005, respectively. The changes in net gains were primarily due to premium growth, comparatively favorable claims experience, and a rise in the statutory discount rate that decreased reserve requirements.

Differences between Statutory and GAAP results for 2007 compared to 2006 were due to a rise in the statutory discount rate effective in 2007 for certain reserves established after January 1, 2007, that decreased statutory reserve requirements. Statutory capital, adjusted to exclude asset valuation reserves, for our insurance regulated subsidiaries totaled $1.15 billion and $1.06 billion at December 31, 2007 and 2006, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining asset impairments, DAC, VOBA, other intangibles and goodwill, the reserves for future policy benefits and claims, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

Investment Impairments

Our investment portfolio includes fixed maturity securities and commercial mortgage loans. When the fair value of a fixed maturity security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an impairment exists. The analysis considers the financial condition and near-term prospects of the issuer, as well as the value of any security we may have in the investment. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject

2007 ANNUAL REPORT	33

Part II

to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the fixed maturity security may be different than previously estimated, which could have a material effect on our results of operations and financial condition. The commercial mortgage loan valuation allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience, economic conditions and individual loan analysis.

DAC, VOBA, Other Intangible Assets and Goodwill

DAC, VOBA, other intangible assets and goodwill are considered intangible assets. These intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. Our intangible assets are subject to impairment tests on an annual basis, or more frequently if circumstances indicate that carrying values may not be recoverable.

Acquisition costs we have deferred as DAC are those costs that vary with and primarily are related to the acquisition, and in some instances the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $202.3 million and $208.5 million at December 31, 2007 and 2006, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred.

DAC for group and individual disability insurance products and group life insurance products is amortized over the life of related policies in proportion to future premiums in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. The DAC for our group life and group disability products has generally been amortized over a period of five years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively. Beginning with the adoption of SOP 05-1 on January 1, 2007, we began amortizing DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years.

Our individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 30% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA totaled $34.4 million and $53.7 million at December 31, 2007 and 2006, respectively. Upon adoption of SOP 05-1, the premium portion of the VOBA related to TIAA was recorded as a $10.0 million reduction to retained earnings.

34	STANCORP FINANCIAL GROUP, INC.

At December 31, 2007, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.5% and 27.3%, or $59.7 million and $9.4 million of the total balance for DAC and VOBA, respectively. At December 31, 2006, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 25.1% and 22.0% of the total balance for DAC and VOBA, or $52.4 million and $11.8 million, respectively.

Key assumptions, which will affect the determination of expected gross profits for the annuity products are persistency, the spread between investment yields and interest credited, and stock market performance for the group annuity products with assets held in equity funds. For VOBA related to the TIAA group long term disability claims for which no further premiums are due, that is amortized in proportion to expected gross profits, the key assumptions that affect the development of expected gross profits are the claim termination rates and investment yields. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC and VOBA amortization. Because actual results and trends related to these assumptions do vary from those assumed, we revise these assumptions annually to reflect the Company’s current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $0.4 million for 2007, and increased $0.3 million for 2006. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits may result in a large unlocking event, which could have a material adverse effect on the Company’s financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists with a value of $28.6 million and a weighted-average amortization period of 10 years were acquired by us during the third quarter of 2006, primarily in connection with the purchase of Invesmart, and related to the Asset Management segment. Additional customer lists were acquired with the purchase of DPA, Inc. and with the acquisition by StanCorp Investment Advisers of small investment advisory firms. Customer lists have a combined estimated weighted-average remaining life of approximately 9.7 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $52.1 million and $47.0 million at December 31, 2007 and 2006, respectively.

Goodwill of $33.5 million was acquired by the Company during the third quarter of 2006, primarily in connection with the purchase of Invesmart, and related to the Asset Management segment. Goodwill totaled $36.0 million and $33.5 million at December 31, 2007 and 2006, respectively.

Reserves

Reserves represent amounts to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At December 31, 2007, these reserves represented approximately 87% of total reserves held or $4.50 billion. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported reserves associated with our disability products represented approximately 13% of total reserves held at December 31, 2007, or $653.2 million. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. These reserves represented less than 1% of total reserves held at December 31, 2007, or $10.2 million.

Reserves include policy reserves for claims not yet incurred, and claim reserves for liabilities for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves totaled $5.02 billion, $4.78 billion and

2007 ANNUAL REPORT	35

Part II

$4.55 billion at December 31, 2007, 2006 and 2005, respectively, and represented over 96% of total reserves.

Policy Reserves

Policy reserves totaled $908.3 million, $887.4 million and $871.5 million at December 31, 2007, 2006 and 2005, respectively. Policy reserves include reserves established for individual life and individual disability businesses.

Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by generally accepted accounting principles (“GAAP”) and represent the current value of projected future benefits including expenses less projected future premium. These reserves, related specifically to our individual disability block of business, totaled $164.4 million, $153.8 million and $144.5 million at December 31, 2007, 2006 and 2005, respectively.

We continue to maintain a policy reserve for as long as a policy is in force, even after a separate claim reserve is established.

Assumptions used to calculate individual disability policy reserves may vary by the age, sex and occupation class of the claimant, the year of policy issue and specific contract provisions and limitations.

Individual disability policy reserves are sensitive to assumptions and considerations regarding:

•	Claim incidence rates.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments and premiums.
•	Persistency rates.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.

Policy reserves for our individual and group immediate annuity blocks of business totaled $141.8 million, $136.8 million and $138.3 million at December 31, 2007, 2006 and 2005, respectively. These reserves are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts and therefore there is no projected future premium.

Assumptions used to calculate immediate annuity policy reserves may vary by the age and sex of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.
•	Discount rates used to value expected future annuity payments.

Policy reserves for our individual life block of business totaled $664.5 million, $596.6 million and $588.6 million at December 31, 2007, 2006 and 2005, respectively. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life Insurance Company under a reinsurance agreement.

Policy reserves are calculated using our best estimates of assumptions and considerations at the time the policy was issued, adjusted to allow for the effect of adverse deviations in actual experience. These assumptions are not subsequently modified unless policy reserves become inadequate at which time we may need to change assumptions to increase reserves.

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equal our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for incurred but not reported claims (“IBNR”) are determined using company experience and consider actual historical incidence rates, claim-reporting patterns, and the average cost of claims. The reserves are calculated using a company derived formula based primarily upon premium, which is validated through a close examination of reserve runout experience.

These reserves are related to group life, and group and individual disability products offered by our insurance segment. The following table sets forth total claim reserves segregated between reserves associated with life versus disability products:

(In millions)	2007	2006	2005
Group life	$735.6	$688.9	$628.8
Group disability	2,923.8	2,780.7	2,644.4
Individual disability	590.6	569.8	540.7

Total claim reserves	$4,250.0	$4,039.4	$3,813.9

Unlike policy reserves, claim reserves are subject to revision as our current claim experience and expectations regarding future factors, which may influence claim experience change. Each quarter we monitor our emerging claim experience to ensure that the claim reserves remain appropriate and make adjustments to our assumptions based on actual experience and our expectations regarding future events as appropriate.

Assumptions used to calculate claim reserves may vary by the age, sex and occupation class of the claimant, the year the claim was incurred, time elapsed since disablement and specific contract provisions and limitations.

36	STANCORP FINANCIAL GROUP, INC.

Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Claim reserves for our group life and AD&D products are established for death claims reported but not yet paid, IBNR death claims and waiver of premium benefits. The death claim reserve is based on the actual amount to be paid. The IBNR reserve is calculated using historical information, and the waiver of premium benefit is calculated using a tabular reserve method that takes into account company experience and published industry tables.

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are (1) the discount rate, (2) claim termination rate and (3) the claim incidence rate for policy reserves and IBNR claim reserves.

Reserve discount rates for newly incurred claims are reviewed quarterly and if necessary are adjusted to reflect our current and expected net investment yields. The discount rate used to calculate GAAP reserves for newly incurred long term disability claims declined 15 basis points in 2007, increased 75 basis points in 2006 and declined 25 basis points in 2005 as a result of changes in the interest rate environment. Based on our current size, a 25 basis point increase in the discount rate would result in a short-term decrease of approximately $2 million per quarter of benefits to policyholders, and a corresponding increase to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In 2007, while we have experienced some variation in our claim termination experience we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves. As a result of our on-going assessment of recovery patterns for claims experience for group long term disability insurance, we did release incurred but not reported reserves totaling $9 million in 2005. There were no similar reserve releases for 2006.

We adopted a new group life waiver table, the Society of Actuaries Table 2005, to be used in the calculation of reserves for group life waiver claims incurred in 2007 and later. Adoption of this table resulted in a reduction of $15.5 million in reserves established for new 2007 group life waiver claims compared to the reserves that would have been established using the prior table.

In 2007, as a result of continued favorable recovery patterns for our group long term disability insurance, partially offset by the recognition of the unique characteristics of a certain group, we released incurred but not reported reserves totaling $13.5 million.

In 2007, we adjusted the calculation of the incurred but not reported reserves related to pending group life waiver claims as a result of continued redundancy in the reserve. This resulted in a decrease in reserves of $6.0 million. There were no similar reserve releases in 2006 or 2005.

In 2007, we adjusted the termination assumptions associated with a small block of group long term disability reported reserves due to prolonged unfavorable reserve runout experience for the block. This resulted in an increase in reserves of $16.8 million. There were no similar reserve increases in 2006 or 2005.

In 2006, we did adjust the claim termination rate assumptions for a small block of individual disability claims in light of a recently released industry table. This resulted in an increase in reserves of $6 million. These assumptions were further refined in 2007 and resulted in an additional increase in reserves of $7.4 million. Our block of business is relatively small and as a result, we view the new industry table as more credible for establishing reserve levels compared solely to our own experience. We will continue to monitor our developing experience in light of the availability of the new industry table and if necessary will adjust reserves accordingly.

Claim incidence rates, which affect our policy reserves and IBNR claim reserves, can also vary widely from quarter to quarter. Overall, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim incidence rates used in the calculation of policy reserves or IBNR claim reserves.

2007 ANNUAL REPORT	37

Part II

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our group insurance lines of business of approximately +/- 0.2% or $9 million. However given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination rates over time could produce a change in reserves for our group insurance lines outside this range.

Income Taxes

The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Currently, years open for audit by the Internal Revenue Service are 2004 through 2007.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales premiums, annuity deposits, cash flows, gross profits and profitability.
•	Growth in assets under administration including performance of equity investments in the separate account.
•	Availability of capital required to support business growth and the effective utilization of excess capital.
•	Achievement of anticipated levels of operating expenses.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of persistency.
•	Adequacy of reserves established for future policy benefits.
•	Credit quality of the holdings in our investment portfolios.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Concentration of commercial mortgage loan assets collateralized in California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.
•	The condition of the economy and expectations for interest rate changes.
•	The impact of rising benefit costs on employer budgets for employee benefits.
•	Integration and performance of business acquired through reinsurance or acquisition.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level or changes in U.S. GAAP accounting principles, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size.
•	Adequacy of asset/liability management.
•	Concentration of risk, especially inherent in group life products.
•	Ability of reinsurers to meet their obligations.

38	STANCORP FINANCIAL GROUP, INC.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Losses from a disease pandemic.
•	Events of terrorism, natural disasters or other catastrophic events.
•	Changes in federal or state income taxes.
•	The effect of changing levels of commercial mortgage loan prepayment fees on cash flows.
•	Use of proceeds from issuance of debt.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset/Liability and Interest Rate Risk Management.”

Item 8. Financial Statements and Supplementary Data

2007 ANNUAL REPORT	39

Part II

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for deferred acquisition costs upon the adoption of Statement of Position 05-1, Accounting by Insurance Enterprises for

40	STANCORP FINANCIAL GROUP, INC.

Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. As also discussed in Notes 1 and 11 to the consolidate financial statements, on December 31, 2006, the Company changed its method of accounting for defined benefit and other postretirement plans upon the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Portland, Oregon

February 27, 2008

2007 ANNUAL REPORT	41

Part II

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31 (In millions—except share data)	2007	2006	2005
Revenues:
Premiums	$2,078.3	$1,935.0	$1,826.5
Administrative fees	115.2	77.1	43.3
Net investment income	516.3	478.9	465.2
Net capital gains (losses)	(0.6)	1.9	2.2
Total revenues	2,709.2	2,492.9	2,337.2
Benefits and expenses:
Benefits to policyholders	1,591.8	1,513.1	1,392.3
Interest credited	108.8	97.7	84.0
Operating expenses	434.8	370.3	340.6
Commissions and bonuses	198.0	183.6	168.5
Premium taxes	36.4	34.6	32.0
Interest expense	30.7	17.9	18.0
Net increase in deferred acquisition costs, value of business acquired and intangibles	(33.0)	(34.0)	(23.8)
Total benefits and expenses	2,367.5	2,183.2	2,011.6
Income before income taxes	341.7	309.7	325.6
Income taxes	114.2	105.9	114.5
Net income	227.5	203.8	211.1
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized capital gains (losses) on securities available-for-sale, net	25.0	(41.7)	(67.5)
Reclassification adjustment for net capital gains included in net income, net	(2.0)	(1.7)	(8.8)
Employee benefit plans:
Prior service cost and net gains arising during the period, net	0.3	—	—
Reclassification adjustment for amortization to net periodic pension cost, net	1.6	—	—
Total other comprehensive income (loss), net of tax	24.9	(43.4)	(76.3)
Comprehensive income	$252.4	$160.4	$134.8

Net income per common share:
Basic	$4.39	$3.77	$3.81
Diluted	4.35	3.73	3.76

Weighted-average common shares outstanding:
Basic	51,824,050	54,079,033	55,465,215
Diluted	52,344,950	54,688,114	56,076,666

See Notes to Consolidated Financial Statements.

42	STANCORP FINANCIAL GROUP, INC.

Consolidated Balance Sheets

December 31 (Dollars in millions)	2007	2006
ASSETS
Investments:
Fixed maturity securities—available-for-sale	$4,997.1	$4,786.0
Short-term investments	4.5	—
Commercial mortgage loans, net	3,657.7	3,316.0
Real estate, net	71.8	89.9
Policy loans	3.9	4.0
Total investments	8,735.0	8,195.9
Cash and cash equivalents	205.8	56.0
Premiums and other receivables	106.8	99.2
Accrued investment income	93.1	89.5
Amounts recoverable from reinsurers	929.6	913.6
Deferred acquisition costs, value of business acquired, intangibles and goodwill, net	324.8	342.7
Property and equipment, net	126.9	84.6
Other assets	74.5	24.6
Separate account assets	4,386.4	3,832.5
Total assets	$14,982.9	$13,638.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$5,158.7	$4,927.6
Other policyholder funds	3,153.8	2,937.8
Deferred tax liabilities, net	15.6	22.9
Short-term debt	4.0	2.4
Long-term debt	562.6	261.1
Other liabilities	272.8	189.8
Separate account liabilities	4,386.4	3,832.5
Total liabilities	13,553.9	12,174.1
Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 49,155,131 and 53,592,178 shares issues at December 31, 2007 and 2006, respectively	267.1	479.9
Accumulated other comprehensive income (loss)	16.8	(8.1)
Retained earnings	1,145.1	992.7
Total shareholders’ equity	1,429.0	1,464.5
Total liabilities and shareholders’ equity	$14,982.9	$13,638.6

See Notes to Consolidated Financial Statements.

2007 ANNUAL REPORT	43

Part II

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
(In millions—except share data)	Shares	Amount
Balance, January 1, 2005	56,889,678	$618.2	$136.1	$646.8	$1,401.1
Net income	—	—	—	211.1	211.1
Other comprehensive loss, net of tax	—	—	(76.3)	—	(76.3)
Common stock:
Repurchased	(2,666,000)	(106.4)	—	—	(106.4)
Issued to directors	4,210	0.2	—	—	0.2
Issued under employee stock plans, net	485,048	18.6	—	—	18.6
Cost of common stock split	—	(0.3)	—	—	(0.3)
Dividends declared on common stock	—	—	—	(34.2)	(34.2)
Balance, December 31, 2005	54,712,936	530.3	59.8	823.7	1,413.8
Net income	—	—	—	203.8	203.8
Other comprehensive loss, net of tax	—	—	(43.4)	—	(43.4)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	(24.5)	—	(24.5)
Common stock:
Repurchased	(1,519,200)	(70.1)	—	—	(70.1)
Issued to directors	3,617	0.2	—	—	0.2
Issued under employee stock plans, net	394,825	19.5	—	—	19.5
Dividends declared on common stock	—	—	—	(34.8)	(34.8)
Balance, December 31, 2006	53,592,178	479.9	(8.1)	992.7	1,464.5
Net income	—	—	—	227.5	227.5
Cumulative adjustment to apply SOP 05-1, net of tax	—	—	—	(39.4)	(39.4)
Other comprehensive income, net of tax	—	—	24.9	—	24.9
Common stock:
Repurchased	(4,847,200)	(235.6)	—	—	(235.6)
Issued to directors	1,292	0.4	—	—	0.4
Issued under employee stock plans, net	408,861	22.4	—	—	22.4
Dividends declared on common stock	—	—	—	(35.7)	(35.7)
Balance December 31, 2007	49,155,131	$267.1	$16.8	$1,145.1	$1,429.0

See Notes to Consolidated Financial Statements.

44	STANCORP FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31 (In millions)	2007	2006	2005
Operating:
Net income	$227.5	$203.8	$211.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	3.8	4.7	2.5
Depreciation and amortization	97.8	83.9	70.8
Deferral of acquisition costs, value of business acquired, intangibles and goodwill, net	(90.1)	(77.9)	(61.6)
Deferred income taxes	0.7	2.3	0.9
Changes in other assets and liabilities:
Receivables and accrued income	(26.1)	(28.6)	(16.2)
Future policy benefits and claims	231.1	238.3	204.7
Other, net	41.0	(36.4)	(5.1)
Net cash provided by operating activities	485.7	390.1	407.1
Investing:
Proceeds of investments, sold, matured or repaid:
Fixed maturity securities—available-for-sale	635.1	517.2	537.5
Commercial mortgage loans	1,055.8	560.7	753.6
Real estate	1.5	7.6	1.2
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(818.7)	(773.7)	(880.1)
Commercial mortgage loans	(1,400.2)	(940.8)	(1,049.6)
Real estate	(9.3)	(18.2)	(6.7)
Acquisitions	(6.1)	(81.7)	—
Short-term investments	(10.3)	—	—
Other investments	(0.2)	(4.1)	(0.2)
Acquisition of property and equipment	(44.6)	(16.3)	(20.6)
Net cash used in investing activities	(597.0)	(749.3)	(664.9)
Financing:
Policyholder fund deposits	1,705.8	1,645.6	1,405.5
Policyholder fund withdrawals	(1,489.8)	(1,357.1)	(1,157.1)
Short-term debt	1.6	0.4	1.8
Long-term debt	297.7	0.6	2.0
Third party interest in a limited liability company	—	164.0	143.2
Issuance of common stock	17.1	13.4	10.9
Repurchases of common stock	(235.6)	(70.1)	(106.4)
Dividends paid on common stock	(35.7)	(34.8)	(34.2)
Net cash provided by financing activities	261.1	362.0	265.7
Increase in cash and cash equivalents	149.8	2.8	7.9
Cash and cash equivalents, beginning of year	56.0	53.2	45.3
Cash and cash equivalents, end of year	$205.8	$56.0	$53.2
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$132.6	$111.2	$101.1
Income taxes	97.3	100.3	99.2
Non-cash transactions:
Transfer of commercial mortgage loans in limited liability company dissolution	—	307.1	—

See Notes to Consolidated Financial Statements.

2007 ANNUAL REPORT	45

Part II

Notes to Consolidated Financial Statements

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, principles of consolidation, and basis of presentation

StanCorp is a holding company for our insurance and asset management subsidiaries and is headquartered in Portland, Oregon. We are the parent company of Standard Insurance Company, a leading provider of group insurance products and services serving the life and disability insurance needs of employer groups and the disability insurance needs of individuals. Our insurance subsidiaries also provide accidental death and dismemberment (“AD&D”) insurance and dental insurance. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states. Our asset management businesses offer investment management services, retirement financial services, individual annuities, group annuity contracts and trust products, full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans, non-qualified deferred compensation products and services and limited trust services. The Company’s mortgage subsidiary originates and services small, fixed-rate commercial mortgage loans for the investment portfolios of its insurance subsidiaries and for participation to institutional investors. StanCorp operates through two segments: Insurance Services and Asset Management, each of which is described below. See “Note 3—Segments.”

StanCorp was incorporated under the laws of Oregon in 1998 as a parent holding company and conducts business through its subsidiaries: Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; Standard Retirement Services, Inc. (“Standard Retirement Services”); StanCorp Equities, Inc. (“StanCorp Equities”); StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); StanCorp Real Estate, LLC (“StanCorp Real Estate”); and StanCorp Trust Company. The Company is headquartered in Portland, Oregon and, through its subsidiaries, has operations throughout the United States.

The Standard is a service mark of StanCorp and its subsidiaries and is used as a brand mark and marketing name by Standard and The Standard Life Insurance Company of New York.

Standard, the Company’s largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance, and provides retirement plan products. Founded in 1906, Standard is domiciled in Oregon and licensed in all states except New York, and is licensed in the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group long term and short term disability, life, AD&D and dental insurance in New York.

Effective January 1, 2007, the administrative and servicing operations of StanCorp’s retirement plans group annuity contracts offered through Standard and for the trust product formerly offered through Invesmart, Inc. (“Invesmart”), which was acquired in July 2006, began operating under the name Standard Retirement Services. Retirement plans products are offered in all fifty states through Standard or Standard Retirement Services.

StanCorp Equities is a limited broker-dealer and member of the Financial Industry Regulatory Authority. StanCorp Equities serves as principal underwriter and distributor for group variable annuity contracts issued by Standard and as the broker of record for certain retirement plans using the trust platform. StanCorp Equities carries no customer accounts but provides supervision and oversight for the distribution of group variable annuity contracts and of the sales activities of all registered representatives employed by StanCorp Equities and its affiliates.

StanCorp Mortgage Investors originates, underwrites and services small, fixed-rate commercial mortgage loans for the investment portfolios of the Company’s insurance subsidiaries. The Company also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors. The average loan size of the commercial mortgage loans held by the insurance subsidiaries and serviced by StanCorp Mortgage Investors was approximately $0.7 million and $0.8 million at December 31, 2007 and 2006, respectively.

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

In January 2006, StanCorp established StanCorp Trust Company, which offers limited direct trust services to clients.

StanCorp and Standard hold interests in low-income

46	STANCORP FINANCIAL GROUP, INC.

housing partnerships. Individually, the interest in these partnerships do not represent a significant variable interest pursuant to the definition of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (revised December 2003)—an interpretation of ARB No. 31, nor do they meet the requirements for consolidation. The total investment in these interests was $17.8 million and $21.1 million at December 31, 2007 and 2006, respectively.

Minority interest related to consolidated entities included in other liabilities was $0.5 million and $0.6 million at December 31, 2007 and 2006, respectively.

The consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated.

Use of estimates

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (the “critical accounting policies”) are those used in determining asset impairments, the reserves for future policy benefits and claims, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), other intangible assets and goodwill, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

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

Our investment portfolio includes fixed maturity securities and commercial mortgage loans. When the fair value of a fixed maturity security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an impairment exists. The analysis considers the financial condition and near-term prospects of the issuer, as well as the value of any security we may have in the investment and our intent and ability to hold the investment. At December 31, 2007, issues on our impairment watch list totaled approximately $32.7 million in market value and $41.8 million in book value. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2007. The Company held investments in debt securities issued by bond insurers at December 31, 2007, with $33.5 million in market value and $40.7 million in book value. The Company intends to hold these securities to maturity and will continue to evaluate these holdings, but currently expects the fair values of its investments in debt securities issued by bond insurers to recover as these debt securities approach their maturity dates. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

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

2007 ANNUAL REPORT	47

Part II

Short-term investments on the consolidated balance sheet at December 31, 2007, consisted of commercial paper.

Commercial mortgage loans are stated at amortized cost less a valuation allowance for potentially uncollectible amounts. The commercial mortgage loan valuation allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. We did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio at December 31, 2007.

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method with property lives varying from 30 to 40 years. Accumulated depreciation for real estate totaled $29.1 million and $27.0 million at December 31, 2007 and 2006, respectively. Real estate acquired in satisfaction of debt is recorded at the lower of cost or fair value less estimated costs to sell and is depreciated consistently with real estate held for investment.

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Cash and Cash Equivalents

Cash and cash equivalents include cash and investments purchased with original maturities of three months or less at the time of acquisition. The carrying amount of cash equivalents approximates the fair value of those instruments.

DAC, VOBA, other intangible assets and goodwill

DAC, VOBA, other intangible assets and goodwill are considered intangible assets. These intangible assets are generally originated through the issuance of new business or the purchase of existing business either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. The Company’s intangible assets are subject to impairment tests on an annual basis or more frequently if circumstances indicate that carrying values may not be recoverable.

Acquisition costs that the Company has deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing

DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $202.3 million and $208.5 million at December 31, 2007 and 2006, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life

48	STANCORP FINANCIAL GROUP, INC.

products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, the Company could be required to make adjustments to VOBA and the related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA totaled $34.4 million and $53.7 million at December 31, 2007 and 2006, respectively. Upon adoption of SOP 05-1, the premium portion of the VOBA related to TIAA was recorded as a $10.0 million reduction to retained earnings.

At December 31, 2007, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.5% and 27.3%, or $59.7 million and $9.4 million of the total balance for DAC and VOBA, respectively. At December 31, 2006, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 25.1% and 22.0% of the total balance for DAC and VOBA, or $52.4 million and $11.8 million, respectively.

Key assumptions, which will affect the determination of expected gross profits for the annuity products are persistency, the spread between investment yields and interest credited, and stock market performance for the group annuity products with assets held in equity funds. For VOBA related to the TIAA group long term disability claims for which no further premiums are due that is amortized in proportion to expected gross profits, the key assumptions that affect the development of expected gross profits are the claim termination rates and investment yields. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC and VOBA amortization. Because actual results and trends related to these assumptions do vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $0.4 million for 2007, and increased $0.3 million for 2006. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits may result in a large unlocking event, which could have a material adverse effect on the Company’s financial position or results of operations.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists with a value of $28.6 million and a weighted-average amortization period of 10 years were acquired by the Company during the third quarter of 2006, primarily in connection with the purchase of Invesmart, and related to the Asset Management segment. Additional customer lists were acquired with the purchase of DPA, Inc. and with the acquisition by StanCorp Investment Advisers of small investment advisory firms. Customer lists have a combined estimated weighted-average remaining life of approximately 9.7 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of which now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $52.1 million and $47.0 million at December 31, 2007 and 2006, respectively.

Goodwill of $33.5 million was acquired by the Company during the third quarter of 2006, primarily in connection with the purchase of Invesmart, and related to the Asset Management segment. Goodwill totaled $36.0 million and $33.5 million at December 31, 2007 and 2006, respectively.

2007 ANNUAL REPORT	49

Part II

The following table sets forth activity for DAC, VOBA, other intangible assets and goodwill:

(In millions)	2007	2006	2005
Carrying value at beginning of period:
DAC	$208.5	$165.8	$132.5
VOBA	53.7	59.6	65.2
Other intangible assets	47.0	19.9	21.1
Goodwill	33.5	—	—
Total balance beginning of period	342.7	245.3	218.8
Deferred or acquired:
DAC	86.2	78.5	61.6
Other intangible assets	9.0	28.6	—
Goodwill	2.5	33.5	—
Total deferred or acquired	97.7	140.6	61.6
Amortized during period:
DAC	(47.1)	(35.8)	(28.3)
VOBA	(3.9)	(5.9)	(5.6)
Other intangible assets	(3.9)	(1.5)	(1.2)
Total amortized during period	(54.9)	(43.2)	(35.1)
Adjustment to apply SOP 05-1:
DAC	(45.3)	—	—
VOBA	(15.4)	—	—
Total adjustment during period	(60.7)	—	—
Carrying value at end of period, net:
DAC	202.3	208.5	165.8
VOBA	34.4	53.7	59.6
Other intangible assets	52.1	47.0	19.9
Goodwill	36.0	33.5	—
Total carrying value at end of period	$324.8	$342.7	$245.3

At December 31, 2007, the accumulated amortization of VOBA and other intangible assets, excluding DAC, was $54.4 million and $7.4 million, respectively. The accumulated amortization of VOBA and other intangibles, excluding DAC, was $50.5 million and $3.5 million at December 31, 2006.

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for each of the next five years is as follows:

(In millions)	Amount
2008	$9.4
2009	7.1
2010	7.3
2011	7.0
2012	7.2

Property and equipment, net

The following table sets forth the major classifications of the Company’s property and equipment and accumulated depreciation at December 31:

(In millions)	2007	2006
Home office properties	$122.9	$97.2
Office furniture and equipment	69.0	53.3
Capitalized software	87.1	57.2
Leasehold improvements	10.0	7.2
Subtotal	289.0	214.9
Less: accumulated depreciation	162.1	130.3
Property and equipment, net	$126.9	$84.6

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation of property and equipment using the half-year, straight-line method over the estimated useful lives, which are generally 40 years for properties and from three to ten years for equipment. Leasehold improvements are amortized over the estimated useful life of the asset, with amortization not to exceed the life of the lease. Depreciation expense for 2007, 2006 and 2005 was $22.2 million, $15.1 million and $12.7 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased approximately 38.5%, 40.0% and 40.6% of the home office properties at December 31, 2007, 2006 and 2005, respectively. Income from the leases is included in net investment income.

Separate account

Separate account assets and liabilities represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to contract holder-directed 401(k) contracts. Standard charges the separate account with asset management and plan administration fees associated with the contracts. Separate account assets and liabilities are carried at fair value.

Future policy benefits and claims

Benefits and expenses are matched with recognized premiums to result in recognition of profits over the life of the contracts. The match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses. For most of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities but are

50	STANCORP FINANCIAL GROUP, INC.

instead estimates based on assumptions and considerations concerning a number of factors, which include:

•	The amount of premiums that we will receive in the future.
•	The rate of return on assets we purchase with premiums received.
•	Expected number and severity of claims.
•	Expenses.
•	Persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

In particular, our group and individual long term disability reserves are sensitive to assumptions and considerations regarding the following factors:

•	Claim incidence rates for incurred but not reported claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	Persistency rates.
•	The amount of monthly benefit paid to the insured (less reinsurance recoveries and other offsets).
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

Assumptions may vary by:

•	Age, gender and, for individual policies, occupation class of the claimant.
•	Year of issue for policy reserves or incurred date for claim reserves.
•	Time elapsed since disablement.
•	Contract provisions and limitations.

Other policyholder funds

Other policyholder funds are liabilities for investment-type contracts and are based on the policy account balances including accumulated interest. Other policyholder funds include amounts related to advanced premiums, premiums on deposit and experience rated liabilities totaling $373.8 million and $357.5 million at December 31, 2007 and 2006, respectively.

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

Income Taxes

The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities as measured by current tax rates. Currently, years open for audit by the Internal Revenue Service (“IRS”) are 2004 through 2007. See “Note 10—Income Taxes.”

Other comprehensive income and losses

Other comprehensive income and loss included changes in unrealized capital gains and losses on investment securities available-for-sale, net of the related tax effects, and changes in unrealized prior service costs and credits and net gains and losses associated with our employee benefit plans, net of the related tax effects. The following table sets forth our other comprehensive income and loss for the years ended December 31:

(In millions)	2007	2006	2005
Unrealized gains or losses on securities available-for-sale:
Unrealized capital gains (losses) on securities available-for-sale, net	$38.4	$(65.0)	$(104.9)
Less: tax effects	13.4	(23.3)	(37.4)
Unrealized capital gains (losses) on securities available-for-sale, net of tax	25.0	(41.7)	(67.5)
Reclassification adjustment for net capital gains included in net income, net	(3.0)	(2.7)	(13.8)
Less: tax effects	(1.0)	(1.0)	(5.0)
Reclassification adjustment for realized net capital gains, net of tax	(2.0)	(1.7)	(8.8)
Total unrealized gains (losses) on securities available-for-sale	23.0	(43.4)	(76.3)
Employee benefit plans:
Prior service cost and net gains arising during the period, net	0.5	—	—
Less: tax effects	0.2	—	—
Prior service cost and net gains arising during the period, net of tax	0.3	—	—
Reclassification adjustment for amortization to net periodic pension cost, net	2.4	—	—
Less: tax effects	0.8	—	—
Reclassification adjustment for amortization to net periodic pension cost, net	1.6	—	—
Total unrealized changes in employee benefit plans	1.9	—	—
Total other comprehensive income (loss), net of tax	$24.9	$(43.4)	$(76.3)

2007 ANNUAL REPORT	51

Part II

Accumulated Other Comprehensive Loss

The following table sets forth the adjustment to initially apply SFAS No. 158 in 2006:

(In millions)	Amount
Defined benefit retirement plans:
Net loss	$(43.5)
Prior service credit	5.7
Transition asset	0.1
Adjustment to initially apply SFAS No 158	(37.7)
Less: tax effects	(13.2)
Adjustment to initially apply SFAS No. 158, net of tax	$(24.5)

The following table sets forth the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheets and Consolidated Statement of Changes in Equity at December 31, 2006:

(In millions)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other liabilities	$152.1	$37.7	$189.8
Deferred tax liabilities	36.1	(13.2)	22.9
Total liabilities	12,149.6	24.5	12,174.1
Accumulated other comprehensive income (loss)	16.4	(24.5)	(8.1)
Total shareholders’ equity	1,489.0	(24.5)	1,464.5

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. StanCorp will adopt the provisions of SFAS No. 157 beginning January 1, 2008, and is currently evaluating the impact of this statement on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, effective for all entities at the beginning of the first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. If adopted by an entity, SFAS No. 159 creates a fair value option whereby a company may irrevocably elect to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value recognized in earnings as those changes occur. An entity can elect the fair value option only at the date of initial adoption of SFAS No. 159. The Company did not elect early adoption of SFAS No. 159. Therefore, the provisions of SFAS No. 159 will become effective for the Company on January 1, 2008. StanCorp is not electing to measure retroactively additional eligible items at fair value that are not currently presented at fair value.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. The revised standard will improve, simplify and converge internationally the accounting for business combinations. Under SFAS No. 141R, an acquiring entity in a business combination must recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date fair values, with limited exceptions. In addition, SFAS No. 141R requires the acquirer to disclose all information that investors and other users need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will record and disclose business combinations under the revised standard beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. The new statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (formerly referred to as “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be identified and included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement also includes expanded disclosure requirements regarding interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company has performed an analysis of the impact that the adoption of SFAS No. 160 will

52	STANCORP FINANCIAL GROUP, INC.

have on our financial statements, and we do not expect it to have a material effect.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, SAB No. 109 revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109, which supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan to be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 is effective in fiscal quarters beginning after December 15, 2007. StanCorp is currently evaluating the potential financial impact, if any, that the adoption of SAB No. 109 will have on its financial statements.

2. NET INCOME PER COMMON SHARE

Basic net income per common share was calculated by dividing net income by the weighted-average number of common shares outstanding. Net income per diluted common share, as calculated using the treasury stock method, reflects the potential dilutive effects of restricted stock grants and exercises of dilutive outstanding stock options. The computation of diluted weighted-average earnings per share does not include stock options with an option exercise price greater than the average market price because they are antidilutive and inclusion would increase earnings per share.

Net income per basic and diluted weighted-average common shares outstanding was calculated as follows for the years ended December 31:

	2007	2006	2005
Net income (In millions)	$227.5	$203.8	$211.1
Basic weighted-average common shares outstanding	51,824,050	54,079,033	55,465,215
Stock options	496,929	554,354	551,301
Restricted stock	23,971	54,727	60,150
Diluted weighted-average common shares outstanding	52,344,950	54,688,114	56,076,666
Net income per common share:
Net income per basic common share	$4.39	$3.77	$3.81
Net income per diluted common share	4.35	3.73	3.76
Antidilutive shares not included in net income per diluted common share calculation	348,425	408,450	137,550

3. SEGMENTS

StanCorp’s operations include two reportable segments: Insurance Services and Asset Management, as well as an “Other” category for activity outside of the two segments. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, and group dental insurance. The Asset Management segment offers full-service 401(K) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management and financial planning services, commercial mortgage loan origination and servicing, and individual fixed annuities. It also includes the operations of the former Invesmart, a provider of retirement plan services, and investment advisory and management services, acquired in July 2006. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts offered through Standard and for the trust product offered through Invesmart, began operating under the name Standard Retirement Services. In the third quarter of 2007, the Asset Management segment added $1.7 billion of assets under administration acquired from DPA, Inc., a retirement business based in Portland, Oregon.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding

2007 ANNUAL REPORT	53

Part II

company expenses, interest on debt and adjustments made in consolidation are reflected in “Other.”

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of our segments for the years ended December 31:

(In millions)	2007	2006	2005
Premiums:
Insurance Services:
Group life and AD&D	$807.2	$735.0	$681.0
Group long term disability	869.8	809.9	780.7
Group short term disability	219.5	211.1	191.7
Group dental	70.8	72.9	73.8
Experience rated refunds	(37.2)	(22.6)	(20.2)
Total Group insurance	1,930.1	1,806.3	1,707.0
Individual disability	133.5	121.1	109.4
Total Insurance Services premiums	2,063.6	1,927.4	1,816.4
Asset Management:
Retirement plans	0.8	1.3	1.3
Individual annuities	13.9	6.3	8.8
Total Asset Management premiums	14.7	7.6	10.1
Total premiums	$2,078.3	$1,935.0	$1,826.5
Administrative fees:
Insurance Services:
Group insurance	$8.1	$8.4	$8.5
Individual insurance	0.3	0.3	0.3
Total Insurance Services administrative fees	8.4	8.7	8.8
Asset Management:
Retirement plans	100.1	63.7	31.6
Other financial services businesses	18.6	14.6	9.0
Total Asset Management administrative fees	118.7	78.3	40.6
Other	(11.9)	(9.9)	(6.1)
Total administrative fees	$115.2	$77.1	$43.3
Net investment income:
Insurance Services:
Group insurance	$276.9	$265.8	$255.1
Individual insurance	48.9	47.6	48.2
Total Insurance Services net investment income	325.8	313.4	303.3
Asset Management:
Retirement plans	83.4	74.0	64.6
Individual annuities	70.0	68.5	66.3
Other financial services businesses	16.8	8.8	9.4
Total Asset Management net investment income	170.2	151.3	140.3
Other	20.3	14.2	21.6
Total net investment income	$516.3	$478.9	$465.2

The following tables set forth select segment information at or for the years ended December 31:

(In millions)	Insurance Services	Asset Management	Other	Total
2007:
Revenues:
Premiums	$2,063.6	$14.7	$—	$2,078.3
Administrative fees	8.4	118.7	(11.9)	115.2
Net investment income	325.8	170.2	20.3	516.3
Net capital losses	—	—	(0.6)	(0.6)
Total revenues	2,397.8	303.6	7.8	2,709.2
Benefits and expenses:
Benefits to policyholders	1,569.4	22.4	—	1,591.8
Interest credited	16.1	92.7	—	108.8
Operating expenses	313.2	120.2	1.4	434.8
Commissions and bonuses	167.5	30.5	—	198.0
Premium taxes	36.4	—	—	36.4
Interest expense	—	0.5	30.2	30.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(27.4)	(5.6)	—	(33.0)
Total benefits and expenses	2,075.2	260.7	31.6	2,367.5
Income (loss) before income taxes	$322.6	$42.9	$(23.8)	$341.7
Total assets	$7,232.2	$7,545.8	$204.9	$14,982.9
2006:
Revenues:
Premiums	$1,927.4	$7.6	$—	$1,935.0
Administrative fees	8.7	78.3	(9.9)	77.1
Net investment income	313.4	151.3	14.2	478.9
Net capital gains	—	—	1.9	1.9
Total revenues	2,249.5	237.2	6.2	2,492.9
Benefits and expenses:
Benefits to policyholders	1,497.1	16.0	—	1,513.1
Interest credited	13.3	84.4	—	97.7
Operating expenses	291.8	78.6	(0.1)	370.3
Commissions and bonuses	155.5	28.1	—	183.6
Premium taxes	34.6	—	—	34.6
Interest expense	—	0.5	17.4	17.9
Net increase in deferred acquisition costs, value of business acquired and intangibles	(25.2)	(8.8)	—	(34.0)
Total benefits and expenses	1,967.1	198.8	17.3	2,183.2
Income (loss) before income taxes	$282.4	$38.4	$(11.1)	$309.7
Total assets	$6,882.2	$6,660.8	$95.6	$13,638.6

54	STANCORP FINANCIAL GROUP, INC.

(In millions)	Insurance Services	Asset Management	Other	Total
2005:
Revenues:
Premiums	$1,816.4	$10.1	$—	$1,826.5
Administrative fees	8.8	40.6	(6.1)	43.3
Net investment income	303.3	140.3	21.6	465.2
Net capital gains	—	—	2.2	2.2
Total revenues	2,128.5	191.0	17.7	2,337.2
Benefits and expenses:
Benefits to policyholders	1,372.9	19.4	—	1,392.3
Interest credited	8.1	75.9	—	84.0
Operating expenses	284.2	50.9	5.5	340.6
Commissions and bonuses	148.0	20.5	—	168.5
Premium taxes	32.0	—	—	32.0
Interest expense	—	0.4	17.6	18.0
Net increase in deferred acquisition costs, value of business acquired and intangibles	(16.8)	(7.0)	—	(23.8)
Total benefits and expenses	1,828.4	160.1	23.1	2,011.6
Income (loss) before income taxes	$300.1	$30.9	$(5.4)	$325.6
Total assets	$6,565.8	$5,435.0	$449.9	$12,450.7

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth carrying amounts and estimated fair values for financial instruments at December 31:

	2007		2006
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Investments:
Investment securities	$4,997.1	$4,997.1	$4,786.0	$4,786.0
Commercial mortgage loans, net	3,640.0	3,657.7	3,303.1	3,316.0
Policy loans	3.9	3.9	4.0	4.0
Liabilities:
Total other policyholder funds, investment type contracts	$2,584.6	$2,620.9	$2,517.6	$2,550.7
Long-term debt	563.4	562.6	276.0	261.1

Investments

The fair values of investment securities were based on quoted market prices, where available, or on values obtained from independent pricing services. The fair values of commercial mortgage loans were estimated using option-

adjusted valuation discount rates. The carrying values of policy loans approximate fair values. While potentially financial instruments, policy loans are an integral component of the insurance contract and have no maturity date.

Liabilities

The fair values of other policyholder funds that are investment-type contracts were estimated using discounted cash flows at the then-prevailing interest rates offered for similar contracts or as the amounts payable on demand less surrender charges at the balance sheet date. The fair value for long-term debt was predominantly based on quoted market prices. These liabilities were carried at book value, as opposed to market value, on the consolidated balance sheets.

5. INVESTMENT SECURITIES

The following table sets forth amortized cost and estimated fair values of investment securities available-for-sale at December 31:

	2007
	Amortized Cost	Unrealized		Estimated Fair Value
(In millions)		Gains	Losses
Available-for-sale:
U.S. government and agency bonds	$417.4	$24.9	$0.1	$442.2
Bonds of states and political subdivisions of the U.S	151.2	5.0	0.7	155.5
Foreign government bonds	22.2	0.5	—	22.7
Corporate bonds	4,342.9	85.4	51.6	4,376.7
Total investment securities	$4,933.7	$115.8	$52.4	$4,997.1

	2006
	Amortized Cost	Unrealized		Estimated Fair Value
(In millions)		Gains	Losses
Available-for-sale:
U.S. government and agency bonds	$443.6	$13.2	$3.0	$453.8
Bonds of states and political subdivisions of the U.S	84.5	2.0	1.4	85.1
Foreign government bonds	19.8	—	0.1	19.7
Corporate bonds	4,211.8	71.9	56.3	4,227.4
Total investment securities	$4,759.7	$87.1	$60.8	$4,786.0

2007 ANNUAL REPORT	55

Part II

The following table sets forth the contractual maturities of investment securities available-for-sale at December 31:

	2007		2006
(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in 1 year or less	$412.3	$412.8	$346.7	$346.7
Due in 1-5 years	2,129.3	2,157.5	1,856.7	1,858.3
Due in 5-10 years	1,419.6	1,423.2	1,531.5	1,517.9
Due after 10 years	972.5	1,003.6	1,024.8	1,063.1
Total investment securities	$4,933.7	$4,997.1	$4,759.7	$4,786.0

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds represented 2.4%, or $122.0 million, of our investment securities at December 31, 2007.

The following table sets forth net investment income summarized by type of investment for the years ended December 31:

(In millions)	2007	2006	2005
Investment securities available-for-sale	$274.7	$263.0	$248.0
Commercial mortgage loans	240.9	217.0	223.9
Real estate	7.5	5.3	5.0
Policy loans	0.2	0.3	0.2
Other	8.6	8.1	4.1
Gross investment income	531.9	493.7	481.2
Investment expenses	(15.6)	(14.8)	(16.0)
Net investment income	$516.3	$478.9	$465.2

The following table sets forth capital gains (losses) for the years ended December 31:

(In millions)	2007	2006	2005
Gains:
Investment securities available-for-sale	$5.0	$4.6	$7.1
Commercial mortgage loans	2.5	1.4	4.7
Real estate	0.1	4.0	—
Gross capital gains	7.6	10.0	11.8
Losses:
Investment securities available-for-sale	(4.6)	(2.9)	(8.9)
Capitalized software	—	(0.5)	—
Commercial mortgage loans	(1.9)	—	—
Real estate	(1.7)	(4.7)	(0.7)
Gross capital losses	(8.2)	(8.1)	(9.6)
Net capital gains (losses)	$(0.6)	$1.9	$2.2

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.4 million and $6.2 million at December 31, 2007 and 2006, respectively.

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007. The unrealized losses on the investment securities set forth below were primarily due to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to reasons of credit quality or are related to any company or industry specific event. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary.

			Aging
	At December 31, 2007		Less than 12 Months		12 or More Months
(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
Bonds:
U.S. government and agency	9	$0.1	1	$—	8	$0.1
State and political subdivisions of the U.S.	35	0.7	13	0.1	22	0.6
Corporate	1,799	51.6	1,121	24.3	678	27.3
	1,843	$52.4	1,135	$24.4	708	$28.0
Fair market value of securities with unrealized losses:
Bonds:
U.S. government and agency	9	$13.6	1	$0.2	8	$13.4
State and political subdivisions of the U.S.	35	42.4	13	18.5	22	23.9
Corporate	1,799	1,624.1	1,121	676.2	678	947.9
	1,843	$1,680.1	1,135	$694.9	708	$985.2

56	STANCORP FINANCIAL GROUP, INC.

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

			Aging
	At December 31, 2006		Less than 12 Months		12 or More Months
(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
Bonds:
U.S. government and agency	90	$3.0	81	$2.8	9	$0.2
State and political subdivisions of the U.S.	34	1.4	31	1.3	3	0.1
Foreign government	3	0.1	3	0.1	—	—
Corporate	1,794	56.3	1,651	52.0	143	4.3
	1,921	$60.8	1,766	$56.2	155	$4.6
Fair market value of securities with unrealized losses:
Bonds:
U.S. government and agency	90	$161.0	81	$149.3	9	$11.7
State and political subdivisions of the U.S.	34	41.0	31	38.0	3	3.0
Foreign government	3	11.6	3	11.6	—	—
Corporate	1,794	2,374.7	1,651	2,194.8	143	179.9
	1,921	$2,588.3	1,766	$2,393.7	155	$194.6

6. COMMERCIAL MORTGAGE LOANS, NET

The Company underwrites mortgage loans on commercial property and in addition to real estate collateral, requires either partial or full recourse on most loans. The following table sets forth the geographic concentration of commercial mortgage loans at December 31:

	2007		2006
(In millions)	Amount	Percent	Amount	Percent
California	$1,096.2	30.0%	$1,036.2	31.2%
Texas	365.7	10.0	332.4	10.1
Florida	190.5	5.2	174.4	5.3
Georgia	183.3	5.0	143.3	4.3
Other	1,822.0	49.8	1,629.7	49.1
Total commercial mortgage loans	$3,657.7	100.0%	$3,316.0	100.0%

Although the Company underwrites commercial mortgage loans throughout the United States, commercial mortgage loans in California represent a concentration of credit risk at 30% and 31% of our commercial mortgage loan portfolio at December 31, 2007 and 2006, respectively. Through this concentration, we are exposed to potential losses resulting from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect the state. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. Although we diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure, such diversification may not eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, we do not require earthquake insurance for properties on which we make commercial mortgage loans but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property when new loans are underwritten. We do not expect the exposure to catastrophe or earthquake damage to the properties in our commercial mortgage loan portfolio located in California to have a material adverse effect on our business, financial position, results of operations or cash flows. However, if economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

2007 ANNUAL REPORT	57

Part II

The following table sets forth the amount of commercial mortgage loans on the consolidated balance sheet at December 31, 2007, segregated by origination year.

(In millions)	Amount	Percent
Prior to 2000	$125.6	3%
2000	47.1	1
2001	125.3	3
2002	291.4	8
2003	523.3	14
2004	751.2	21
2005	539.0	15
2006	543.9	15
2007	710.9	20
Total	$3,657.7	100%

The commercial mortgage loan valuation allowance is estimated based on evaluating known and inherent risks in the loan portfolio. The allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest. Loan impairment is measured using discounted cash flows except when the current fair value, reduced by costs to sell, is determinable. Loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance.

Commercial mortgage loans foreclosed and transferred to real estate were $0.5 million and $1.8 million for 2007 and 2006, respectively. At December 31, 2007 and 2006, we had commercial mortgage loans totaling $1.9 million and $2.9 million, respectively, that were more than sixty days delinquent and of these amounts, $0.7 million and $1.2 million, respectively, were in the process of foreclosure. The following table sets forth commercial mortgage loan valuation and allowance provisions at December 31:

(In millions)	2007	2006	2005
Balance at beginning of the year	$2.4	$2.5	$2.3
Provisions (recapture)	1.8	0.4	1.0
Charge offs	(1.2)	(0.5)	(0.8)
Balance at end of the year	$3.0	$2.4	$2.5

7. DERIVATIVE FINANCIAL INSTRUMENTS

In the first quarter of 2006, the Company began marketing indexed annuities. These contracts permit the holder to elect an interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 index, subject to an upper limit or cap. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the

Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the Company estimate the fair value of the index-based interest rate guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to hedge the guarantees, discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior. The interest credited to policyholders relating to the change in the fair value of the index-based interest guarantees was $1.6 million for 2007, compared to $1.2 million for 2006.

The Company purchases S&P 500 Index options in conjunction with its sales of indexed annuities. SFAS No. 133 requires companies to recognize all derivative investments as assets in the balance sheet at fair value. These investments are highly correlated to the portfolio allocation decisions of its policyholders, such that the Company is economically hedged with respect to index-based interest rate guarantees for the current reset period. However, the Company does not use hedge accounting. The fair value of the Company’s derivative instruments of $6.0 million and $3.0 million at December 31, 2007 and 2006, respectively, was included in fixed maturity securities in the consolidated balance sheets. The change in fair value associated with these investments was a decrease of $1.0 million for 2007, compared to an increase of $0.9 million for 2006, and is accounted for in the net investment income section of the income statement.

58	STANCORP FINANCIAL GROUP, INC.

8. LIABILITY FOR UNPAID CLAIMS, CLAIMS ADJUSTMENT EXPENSES AND OTHER POLICYHOLDER FUNDS

The liability for unpaid claims, claims adjustment expenses and other policyholder funds includes liabilities for insurance offered on products such as group long term and short term disability, individual disability, group dental and group AD&D. The liability for unpaid claims and claim adjustment expenses is established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equals our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. This liability is included in future policy benefits and claims in the consolidated balance sheets. The following table sets forth the change in the liabilities for unpaid claims and claim adjustment expenses for the years ended December 31:

(In millions)	2007	2006	2005
Balance at beginning of the year, gross of reinsurance	$3,350.5	$3,185.1	$3,040.8
Less: reinsurance recoverable and other	(98.0)	(91.2)	(87.9)
Net balance at beginning of the year	3,252.5	3,093.9	2,952.9
Incurred related to:
Current year	1,032.4	995.9	944.1
Prior year’s interest	191.1	183.0	180.3
Prior years	(115.4)	(115.9)	(134.0)
Total incurred	1,108.1	1,063.0	990.4
Paid related to:
Current year	(301.2)	(288.9)	(269.3)
Prior years	(648.1)	(615.5)	(580.1)
Total paid	(949.3)	(904.4)	(849.4)
Net balance at end of the year and other	3,411.3	3,252.5	3,093.9
Plus: reinsurance recoverable	103.1	98.0	91.2
Balance at end of the year, gross of reinsurance	$3,514.4	$3,350.5	$3,185.1

Classified as future policyholder benefits and claims, but excluded from the table above are amounts recorded for group and individual life reserves, group and individual annuity reserves, group disability premium deficiency reserves, and individual disability active life reserves. Below is a table that reconciles amounts above to future policyholder benefits and claims as presented on the consolidated balance sheet:

(In millions)	2007	2006	2005
Future policyholder benefits	$5,158.7	$4,927.6	$4,689.3
Less: Individual life reserves	(600.8)	(595.7)	(588.1)
Less: Group life reserves	(735.6)	(688.9)	(628.8)
Less: Group and Individual annuity reserves	(141.8)	(136.9)	(138.3)
Less: Individual disability active life reserves	(166.1)	(155.6)	(146.4)
Less: Group disability premium deficiency reserves	—	—	(2.6)

Liability for unpaid claims and claims adjustment expense	$3,514.4	$3,350.5	$3,185.1

The majority of the net liability balances are related to long term disability claims on which interest earned on assets backing the reserves is a key component of reserving and pricing. The year to year development of incurred claims related to prior years is therefore broken out into an interest portion and remaining incurred portion.

The changes in amounts incurred related to prior years for the years 2007, 2006, and 2005 are not the result of a significant change in an underlying assumption or method used to determine the estimate. Instead we expect these amounts to change over time as a result of the growth in the size of our in force insurance business and the actual claims experience with respect to that business during the time periods captured for claims with an incurral date in years prior to the year of valuation. Interest is also a key component in the year-to-year development of the reserves and therefore the positive changes in amounts incurred related to prior years for the years 2007, 2006 and 2005 should not be taken as an indicator of the adequacy or inadequacy of the reserves held. In each of the years captured there was a decrease in incurred amounts associated with prior years after the effect of interest is taken into account, indicating claim experience was favorable when compared to the assumptions used to establish the associated reserves.

Other policyholder funds at December 31, 2007, 2006 and 2005, included $1.40 billion, $1.29 billion and $ 1.14 billion, respectively, of employer-sponsored defined contribution and benefit plans funds, and $892.3 million, $988.3 million and $986.7 million, respectively, of individual fixed annuity funds.

9. LONG-TERM DEBT

The following table sets forth the Company’s long-term debt at December 31:

(In millions)	2007	2006
Long-term debt:
Senior notes	$250.0	$250.0
Subordinated debt	300.0	—
Other long-term borrowings	12.6	11.1
Total long-term debt	$562.6	$261.1

StanCorp filed a $1.0 billion shelf registration statement with the SEC, which became effective on July 23, 2002, and expires on December 1, 2008, registering common stock, preferred stock, debt securities and warrants. On September 25, 2002, we completed an initial public debt offering of $250 million of 6.875%, 10-year senior notes (“Senior Notes”), pursuant to the shelf registration statement. The principal amount of the Senior Notes is payable at maturity, and interest is payable semi-annually in April and October. Upon expiration of the $1.0 billion shelf registration statement in December 2008, the Company, as a

2007 ANNUAL REPORT	59

Part II

well-known seasoned issuer, has the ability to file an automatic shelf registration statement for subsequent security issuances.

On May 29, 2007, the Company completed a public debt offering of $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp management chose to make the first scheduled payment of $10.5 million in December 2007. StanCorp used approximately $30 million of the proceeds from the sale of the Subordinated Debt to fund the acquisition by StanCorp Real Estate (a wholly owned subsidiary) of certain real estate assets from Standard. Since the Subordinated Debt was issued in May 2007, the Company has repurchased approximately 4.6 million shares of common stock at a repurchase price of $222.7 million. The Company intends to use the remaining debt proceeds to repurchase additional shares of its common stock and for general corporate purposes.

10. INCOME TAXES

The provision for income taxes was as follows for the years ended December 31:

(In millions)	2007	2006	2005
Current	$113.5	$103.6	$113.6
Deferred	0.7	2.3	0.9
Total income taxes	$114.2	$105.9	$114.5

The difference between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded tax expense is reconciled as follows:

(In millions)	2007	2006	2005
Tax at federal corporate rate of 35%	$119.6	$108.4	$113.9
Increase (decrease) in rate resulting from:
Tax exempt interest	(0.4)	(0.4)	(0.4)
Dividends received deduction	(3.7)	(2.6)	(1.6)
State income taxes, net of federal benefit	2.0	3.0	3.3
Federal tax credits	(2.7)	(3.0)	(2.6)
Valuation allowance	—	(0.9)	0.9
Other	(0.6)	1.4	1.0
Total income taxes	$114.2	$105.9	$114.5

The tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability was as follows at December 31:

(In millions)	2007	2006	2005
Policyholder liabilities	$14.5	$17.1	$17.7
Deferred gain on disposal of block of business	1.1	1.3	1.4
Retirement plans for employees	8.6	3.5	7.4
Loss carryforwards	25.4	26.4	3.9
Application of SFAS No. 158	13.2	13.2	—
Investments	9.2	—	—
Other	2.8	3.1	0.9
Total deferred tax assets	74.8	64.6	31.3
Less valuation allowance	—	—	0.9
Net deferred tax assets	74.8	64.6	30.4
Investments	—	0.5	9.3
Net unrealized capital gains	22.2	9.8	34.0
Capitalized software	11.9	6.9	8.9
Deferred policy acquisition costs	45.6	57.4	48.9
Intangible	8.1	9.4	—
Other	2.6	3.5	2.9
Total deferred tax liabilities	90.4	87.5	104.0
Net deferred tax liability	$15.6	$22.9	$73.6

The Company is carrying forward net operating losses of $8.2 million that originated in StanCorp and The Standard Life Insurance Company of New York. The losses will be used in future years to offset taxable income from those entities to the degree allowed by the IRS Code. If unutilized, $4.6 million would expire in 2023, $2.3 million would expire in 2024 and $1.3 million would expire in 2025. In addition, the Company is carrying forward a $58.5 million federal net operating loss from the acquisition of Invesmart. This carryforward is subject to limitations under IRS Section 382, which potentially reduce the annual amount that may be utilized. This carryforward will expire between 2018 and 2024 with the majority of it expiring in 2022. In addition, as a result of the Invesmart acquisition, the Company has approximately $2.0 million (tax effected) of various state net operating loss carryforwards that expire at various dates through 2025.

Upon adoption of FASB Interpretation No. 48 on January 1, 2007, and throughout 2007, the Company did not have any material unrecognized tax benefits. It is the Company’s accounting policy to record income tax interest and penalties in the income tax provision. See “Note 1—Summary of Significant Accounting Policies—Income Taxes.”

11. PENSION BENEFITS

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees of StanCorp and its subsidiaries and was frozen effective January 2003 for new participants. The agent

60	STANCORP FINANCIAL GROUP, INC.

pension plan, which is frozen for new participants, is for former field employees and agents. Both plans are sponsored and administered by Standard. The defined benefit pension plans provide benefits based on years of service and final average pay.

Effective December 31, 2006, Standard adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the Company to recognize the funded or underfunded status of our pension benefit plans as an asset or liability on the balance sheet. This is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the year-end balance sheet date. At December 31, 2007, an asset of $1.4 million was reflected on the balance sheet.

The following table provides a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of assets and the funded status at December 31:

(In millions)	2007	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$(225.8)	$(204.1)	$(184.7)
Service cost	(9.3)	(8.0)	(7.6)
Interest cost	(13.2)	(12.4)	(11.2)
Actuarial gain (loss)	4.9	(5.6)	(4.7)
Benefits paid	4.8	4.3	4.1
Projected benefit obligation at end of the year	(238.6)	(225.8)	(204.1)
Change in plan assets:
Fair value of plan assets at beginning of the year	227.5	191.4	157.2
Actual return on plan assets	14.3	15.5	12.5
Employer contributions	3.0	25.0	26.0
Benefits paid and estimated expenses	(4.8)	(4.4)	(4.3)
Fair value of plan assets at end of the year	240.0	227.5	191.4
Funded status at end of the year	$1.4	$1.7	$(12.7)

The following table summarizes the projected and accumulated benefit obligations and the fair value of assets for our plans at December 31:

(In millions)	2007	2006	2005
Projected benefit obligation	$238.6	$225.8	$204.1
Accumulated benefit obligation	201.0	191.8	173.9
Fair value of assets	240.0	227.5	191.4

SFAS No. 158 also requires the Company to recognize as a component of accumulated other comprehensive income or loss, net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost. The following table sets forth the amounts recognized in accumulated other comprehensive loss at December 31:

(In millions)	2007	2006
Net loss	$25.7	$28.7
Prior service credit	(1.5)	(1.6)
Transition asset	—	(0.1)
Total recognized in accumulated other comprehensive loss	$24.2	$27.0

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 are $1.5 million and $0.3 million, respectively.

The following table sets forth the Company’s target and actual weighted-average asset allocations for defined benefit pension plans at December 31:

	2007	2007	2006
(In millions)	Target Allocation	Percentage of Plan Assets
Asset Category:
Equity securities	50.0%	47.9%	47.1%
Debt securities	50.0	52.1	52.9
Total	100.0%	100.0%	100.0%

The investment goal of the employee pension plan is to produce long-run portfolio returns that are consistent with reasonable contribution rates and a well-funded plan. To manage the overall risk of the portfolio, the portfolio is rebalanced as necessary to keep the allocation within tolerance levels of the target allocation. The portfolio is diversified across a number of equity asset categories and stable value assets. The investment goal of the agent pension plan is to invest in stable value assets in order to maintain its funded status.

2007 ANNUAL REPORT	61

Part II

The following table sets forth the components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive income, and obligation assumptions used in the measurement of the benefit obligations for the years ended December 31:

(In millions)	2007	2006	2005
Components of net periodic benefit cost (benefit):
Service cost	$9.4	$8.2	$7.7
Interest cost	13.2	12.4	11.2
Expected return on plan assets	(17.2)	(14.4)	(12.1)
Amortization of unrecognized transition asset	(0.1)	(0.2)	(0.2)
Amortization of prior service credit	(0.2)	(0.3)	(0.3)
Amortization of net actuarial loss	2.6	2.5	2.3
Net periodic benefit cost	7.7	8.2	8.6
Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net gain	(2.2)	—	—
Amortization of net loss	(2.6)	—	—
Amortization of prior service credit	0.3	—	—
Amortization of transition asset	0.1	—	—
Total recognized in other comprehensive (income) loss	(4.4)	—	—
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$3.3	$8.2	$8.6
Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	5.75%	5.75%	5.75%
Expected return on plan assets	7.63	7.61	7.58
Rate of compensation increase (Home Office Plan)	4.50	4.50	4.50
Assumptions used to determine benefit obligations:
Discount rate	6.00%	5.75%	5.75%
Rate of compensation increase (Home Office Plan)	4.50	4.50	4.50

The long-run rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category. Because the average equity market value returns over the last 30 years generally have been higher than the long run expected rate of return, the historical average return used to determine the expected return on plan assets was reduced by 20% to reflect the expected long run rate of return more effectively.

Equity securities in the employee pension plan portfolio totaled $114.9 million and $107.2 million at December 31, 2007 and 2006, respectively. The plan held no StanCorp securities as plan assets at December 31, 2007 and 2006.

The Company contributed $3.0 million and $25.0 million to the employee pension plan in 2007 and 2006, respectively. The Company is not obligated to make any contributions to its pension plans for 2008. In addition, no plan assets are expected to be returned to the Company in 2008.

The expected benefit payments for the Company’s pension plans are as follows for the years indicated:

(In millions)	Amount
2008	$5.5
2009	6.3
2010	7.0
2011	7.8
2012	8.7
2013-2017	57.1

Deferred compensation plans

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Standard Retirement Services under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for 2007, 2006 and 2005 were $8.8 million, $6.6 million and $5.9 million, respectively.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. The unfunded status was $19.9 million and $17.2 million at December 31, 2007 and 2006, respectively. Expenses were $2.3 million, $1.8 million and $1.6 million for 2007, 2006 and 2005, respectively. At December 31, 2007, net loss and prior service cost of $3.9 million, net of tax, was excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income. In addition, $19.9 million was reflected in other liabilities. In March 2007, additional executive officers were eligible to participate in the plan, which increased the pension benefit obligation by $2.1 million and decreased accumulated other comprehensive income by $1.4 million, net of tax.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $8.9 million and $8.1 million at December 31, 2007 and 2006, respectively.

12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Effective January 1, 2006, participation in the postretirement benefit plan is limited to employees who had reached the age of 40 as of January 1, 2006, or whose combined age and length of

62	STANCORP FINANCIAL GROUP, INC.

service were equal to or greater than 45 years as of January 1, 2006.

The funded or underfunded status of the postretirement benefit plan, reflected as an asset or liability, is measured as the difference between the fair value of plan assets and the accumulated benefit obligation. At December 31, 2007, a liability of $5.1 million was reflected on the balance sheet for this plan.

The Company uses a December 31 measurement date for the postretirement benefit plan. The following table provides a reconciliation of the changes in the postretirement benefit plan’s accumulated benefit obligations, fair value of assets and the funded status for the years ended December 31:

(In millions)	2007	2006	2005
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$(19.9)	$(22.5)	$(27.6)
Service cost	(1.3)	(0.9)	(1.2)
Interest cost	(1.2)	(1.1)	(1.1)
Amendments	—	(0.5)	—
Actuarial gain	—	4.8	5.9
Benefits paid	0.4	0.3	0.4
Curtailment	—	—	1.1
Accumulated postretirement benefit obligation at end of the year	(22.0)	(19.9)	(22.5)
Change in postretirement benefit plan assets:
Fair value of plan assets at beginning of the year	15.9	15.3	14.9
Actual return on plan assets	1.0	0.6	0.4
Employer contributions	0.5	0.3	0.5
Benefits paid and estimated expenses	(0.5)	(0.3)	(0.5)
Fair value of plan assets at end of the year	16.9	15.9	15.3
Funded status at end of the year	$(5.1)	$(4.0)	$(7.2)

The gains and losses, and prior servicing costs or credits excluded from the projected benefit obligation are recognized as a component of accumulated other comprehensive (income) loss, net of tax. The following table sets forth the amounts recognized in accumulated other comprehensive income at December 31:

(In millions)	2007	2006
Net gain	$(2.5)	$(2.6)
Prior service credit	(1.9)	(2.1)
Total recognized in accumulated other comprehensive income	$(4.4)	$(4.7)

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are $0.1 million and $0.4 million, respectively.

The projected discounted cash flow obligation for the postretirement benefit plan was $32.5 million and $29.9 million at December 31, 2007 and 2006, respectively.

For the postretirement benefit plan, the assumed health care cost trend rates were assumed to increase as follows for the years ended December 31:

	2007	2006
Health care cost trend rate assumed for next year:
Medical	7.75%	8.25%
Prescription	9.50	10.00
HMO (blended)	7.75	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (1)	5.00	5.25

(1)	Year that the rate reaches the ultimate trend is 2015.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.3	$(0.2)
Effect on postretirement benefit obligation	2.9	(2.3)

The following table sets forth the Company’s target and actual weighted-average asset allocations for the postretirement medical plan for the years ended December 31:

	2007	2007	2006
	Target Allocation	Percentage of Plan Assets
Asset Category:
Debt securities	95.0%	95.4%	99.0%
Other	5.0	4.6	1.0
Total	100.0%	100.0%	100.0%

2007 ANNUAL REPORT	63

Part II

Components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive loss, and obligation assumptions used in the measurement of the postretirement benefit obligations were as follows for the years ended December 31:

(Dollars in millions)	2007	2006	2005
Components of net periodic benefit cost (benefit):
Service cost	$1.1	$1.0	$1.2
Interest cost	1.2	1.0	1.1
Expected return on plan assets	(0.9)	(0.8)	(0.8)
Amortization of prior service credit	(0.4)	(0.4)	(0.6)
Amortization of net actuarial gain	(0.1)	(0.2)	—
Curtailment	—	—	(2.3)
Net periodic benefit cost	0.9	0.6	(1.4)
Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service credit	0.4	—	—
Amortization of net actuarial gain	0.1	—	—
Total recognized in other comprehensive (income) loss	0.5	—	—
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1.4	$0.6	$(1.4)
Weighted-average assumptions:
Assumptions used for net periodic benefit cost
Discount rate	5.75%	5.75%	5.75%
Expected return on plan assets	5.50	5.50	5.50
Rate of compensation increase graded by age	4.50	4.50	4.50
Assumptions used to determine benefit obligations:
Discount rate	6.00%	5.75%	5.75%
Rate of compensation increase graded by age	4.50	4.50	4.50

The Company contributed approximately $0.4 million and $0.3 million to fund the postretirement benefit plan in 2007 and 2006, respectively. The Company expects to make contributions of $0.6 million to its postretirement benefit plan in 2008. No plan assets are expected to be returned to the Company in 2008.

The expected benefit payments for the Company’s postretirement benefit plan for the years indicated are as follows:

(In millions)	Amount
2008	$0.6
2009	0.7
2010	0.7
2011	0.8
2012	0.9
2013-2017	6.0

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

The 2002 Stock Incentive Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 2.9 million. At December 31, 2007, 2.2 million shares or options for shares have been issued under the 2002 plan.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this section.

Income before income taxes included compensation costs related to all share-based compensation arrangements of $8.7 million, $8.7 million and $6.4 million for 2007, 2006 and 2005, respectively. The related tax benefits were $3.0 million, $3.0 million and $2.2 million for the same periods, respectively.

The Company has provided three types of share-based compensation pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan: option grants to directors, officers and certain non-officer employees; restricted stock grants to officers; and stock retainer fees to directors.

Option grants

Options are granted to directors, officers and certain non-officer employees. Directors and executive officers receive annual grants in amounts determined by the organization and compensation committee of the board of directors. Officers may also receive options when hired or promoted to an officer position. In addition, the chief executive officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the market closing price of the stock on the date of grant. Directors’ options vest in one year with all others vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the change of control agreement. Options generally expire 10 years from the grant date.

64	STANCORP FINANCIAL GROUP, INC.

A summary of option activity and options outstanding and exercisable is presented below:

	Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2005	2,162,302	$24.19	7.3	$36,974,736
Granted	431,200	41.11
Exercised	(354,002)	19.80
Forfeited	(21,252)	27.87
Outstanding, December 31, 2005	2,218,248	28.14	7.0	48,378,159
Granted	433,350	49.96
Exercised	(244,327)	21.28
Forfeited	(54,754)	40.33
Expired	(1,855)	12.24
Outstanding, December 31, 2006	2,350,662	32.61	6.7	31,305,782
Granted	432,800	45.72
Exercised	(326,321)	24.43
Forfeited	(106,975)	44.81
Expired	(7,038)	44.90
Outstanding, December 31, 2007	2,343,128	35.58	6.4	34,722,495
Exercisable, December 31, 2007	1,509,007	30.46	5.4	30,077,972

The fair value of each option award under the share-based compensation plans was estimated using the Black-Scholes option pricing model as of the grant date using the assumptions noted in the following table. The Black-Scholes model uses the expected term as an input with the calculated option value varying directly with the length of time until exercise. The Company bases its estimate of expected term on an analysis of the historical exercise experience of similar options granted to similar employee or director groups. The expected term given below represents the weighted-average expected term of options granted. Expected stock price volatility is based on volatility of the Company’s stock over the prior period equal in duration to the expected term. The dividend rate is the rate expected to be paid over the expected term, generally estimated to be equal to the rate for the year prior to the grant. The risk-free rate is the interest rate on a U.S. Treasury bond of a maturity closest to the expected term of the option.

	2007	2006	2005
Dividend yield	1.34%	1.48%	1.27%
Expected stock price volatility	22.7-26.8	23.0-28.9	22.9-26.3
Risk-free interest rate	4.57-4.69	4.17-5.14	3.58-4.49
Expected option lives	4.9 years	5.0 years	5.0 years

The weighted-average grant date fair value of options granted was $11.95, $13.14 and $10.73 during 2007, 2006 and 2005, respectively. The total intrinsic value of the options exercised was $8.4 million, $6.8 million and $8.6 million for the same periods, respectively. The amount received from the exercise of stock options was $8.0 million, $5.2 million and $7.0 million for 2007, 2006 and 2005, respectively. The related tax benefit derived from the tax deduction received by the Company for the difference between the stock price and the exercise price when the options were exercised was $2.8 million, $2.4 million and $3.0 million for 2007, 2006 and 2005, respectively.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. At December 31, 2007, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $5.7 million. This cost will be recognized over the next four years.

Restricted stock grants

Restricted stock grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.5 million shares available for issuance as restricted stock at December 31, 2007.

Performance-based restricted stock

Performance-based awards are made to designated senior officers each year and vest with respect to all or a portion of the awards based on the Company’s financial performance for a given year. In years prior to 2007, awards consisted of restricted stock (60%) and cash performance units (40%), which represent a right to receive cash equal to the value of one share of stock subject to the same employment and performance criteria. Both restricted stock and cash performance units are subject to forfeiture if continued employment and financial performance criteria are not met.

On December 8, 2006, the organization and compensation committee of the board of directors of StanCorp approved a revised form of long-term incentive award agreement to be used in connection with future grants of performance-based awards to executives. Under the new agreement, which will apply for the 2009 performance period and thereafter, stock will be issued at the end of the performance period based on satisfaction of employment and financial performance conditions with a portion of the shares withheld to cover required tax withholding (“Stock Performance Units”). These Stock Performance Units are generally granted two years before the performance period. In 2007, there were 83,655

2007 ANNUAL REPORT	65

Part II

Stock Performance Units granted of which 8,680 were forfeited during the year leaving 74,975 potential remaining to be issued, subject to performance measures and service conditions, as unrestricted common stock primarily in 2010. The grant date fair value per unit granted was $45.49.

The compensation cost of these awards was measured using an estimate of the number of shares of StanCorp stock that will vest at the end of the performance period, multiplied by the fair market value. For shares, the fair market value was measured at the grant date. For cash units, the value was measured as of the date of the financial statements.

A summary of the activity for performance-based restricted stock outstanding is presented below:

	Restricted Shares	Cash Units	Weighted- Average Grant Date Fair Value
Unvested balance, January 1, 2005	120,600	79,800	$32.69
Granted	40,494	25,980
Vested	(28,220)	(18,674)
Forfeited	(11,980)	(7,928)
Unvested balance, December 31, 2005	120,894	79,178	35.27
Granted	43,261	28,605
Vested	(31,945)	(21,137)
Forfeited	(10,291)	(6,821)
Unvested balance, December 31, 2006	121,919	79,825	41.37
Granted	—	—
Vested	(27,086)	(17,923)
Forfeited	(25,928)	(17,207)
Unvested balance, December 31, 2007	68,905	44,695	45.62

No performance-based shares or cash units were granted in 2007. There were 43,261 and 40,494 performance-based shares or cash units granted during 2006 and 2005 respectively. The weighted-average grant date fair value of both performance-based shares and cash units granted during 2006 and 2005 was $50.16 and $40.41, respectively. The total value of performance-based shares vested and cash units paid was $2.2 million, $2.8 million and $2.1 million for 2007, 2006 and 2005, respectively.

The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance and (for cash units) the price of the Company’s stock on the vesting dates. Assuming that the target is achieved for each performance goal, and valuing cash units at the price of StanCorp stock on December 31, 2007, $6.8 million in additional compensation cost would be recognized through 2009. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Retention-based restricted stock

Awards of retention-based restricted stock to certain senior officers are made less frequently and at irregular intervals by the organization and compensation committee of the board of directors. Participants vest with respect to the stock after completion of a specified period of employment, generally three or four years. The compensation cost of these awards is measured using the fair market value of the stock at the grant date and is amortized over the specified period of employment. There was $0.1 million of total unrecognized compensation cost related to unvested retention-based shares at December 31, 2007, which will be recognized by the end of 2008.

A summary of the retention-based restricted stock activity and its characteristics are presented below:

	Restricted Shares	Weighted- Average Grant Date Fair Value
Unvested balance, January 1, 2005	31,000	$24.17
Granted	—	—
Vested	(12,000)	18.75
Unvested balance, December 31, 2005	19,000	27.59
Granted	8,000	50.36
Vested	(4,000)	26.54
Unvested balance, December 31, 2006	23,000	35.55
Granted	—	—
Vested	(15,000)	27.87
Unvested balance, December 31, 2007	8,000	49.95

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

The number of director shares issued was 1,292, 3,617 and 4,210 during 2007, 2006 and 2005, respectively. The weighted-average fair value per share for the shares issued

66	STANCORP FINANCIAL GROUP, INC.

was $46.36, $49.83 and $40.94 for the same periods, respectively.

Employee share purchase plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.8 million remain available at December 31, 2007.

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

	2007	2006	2005
Dividend yield	1.34%	1.48%	1.27%
Expected stock price volatility	17.0-27.7	24.9-32.7	22.0-22.9
Risk-free interest rate	4.69-5.15	4.36-5.17	2.59-3.21
Expected option lives	0.5 years	0.5 years	0.5 years

The weighted-average per-share fair value for the Company’s ESPP offerings was $10.27, $10.68 and $7.66 during 2007, 2006 and 2005, respectively. The Company’s compensation cost resulting from the ESPP was $1.2 million, $1.2 million and $0.9 million for 2007, 2006 and 2005, respectively. The related tax benefit was $0.4 million, $0.4 million and $0.3 million for the same periods, respectively.

14. REINSURANCE

The Company manages risk through sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by customer geography, industry, size and occupation, maintenance of a strong financial position, maintenance of reinsurance and risk pool arrangements, and sufficient alignment of assets and liabilities to meet financial obligations.

In order to limit its losses from large exposures, the Company enters into reinsurance agreements with other insurance companies. The Company reviews its retention limits based on size and experience. The maximum retention limit per individual for group life and AD&D is $750,000. The Company’s maximum retention limit for group disability insurance is $15,000 monthly benefit per individual. During 2007, the Company increased its maximum retention limit from $5,000 to $5,500 monthly benefit per individual for individual disability policies with effective dates on or after September 1, 2007. On certain Minnesota Life business, the Company has a maximum retention of $6,000 monthly benefit per individual.

Standard participates in a reinsurance and third party administration arrangement with Northwestern Mutual under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2007, was $218.0 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3% of the Company’s total premiums for each of the three years 2007, 2006 and 2005. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

During 2002, Standard formed a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders new and more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement that provides for 20% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

In addition to product-specific reinsurance arrangements, the Company maintains reinsurance coverage for certain catastrophe losses related to group life and AD&D. This agreement excludes nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and its participation in a catastrophe reinsurance pool discussed below, the Company has coverage of up to $453.0 million per event.

2007 ANNUAL REPORT	67

Part II

Subsequent to the terrorist events of September 11, 2001, the Company entered into a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over approximately 29 participating members. The annual fee paid by the Company in 2007 to participate in the pool was minor. As a member of the pool, the Company is exposed to maximum potential losses experienced by other participating members of up to $90.9 million for a single event for losses submitted by a single company and a maximum of $227.2 million for a single event for losses submitted by multiple companies. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

The Terrorism Risk Insurance Act of 2002 (“TRIA”), which has been extended through 2014, provides for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. Due to the concentration of risk present in group life insurance and the fact that group life insurance is not covered under TRIA, an occurrence of a significant catastrophe or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company.

The following table sets forth reinsurance information at or for the years ended December 31:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2007:
Life insurance in force	$313,653.9	$5,698.9	$102.3	$308,057.3	—%
Premiums:
Life insurance and annuities	$866.3	$61.2	$—	$805.1	—%
Accident and health insurance	1,217.5	58.6	114.3	1,273.2	9.0
Total premiums	$2,083.8	$119.8	$114.3	$2,078.3	5.5%
2006:
Life insurance in force	$271,276.9	$4,907.2	$112.2	$266,481.9	—%
Premiums:
Life insurance and annuities	$792.5	$62.6	$—	$729.9	—%
Accident and health insurance	1,144.9	55.2	115.4	1,205.1	9.6
Total premiums	$1,937.4	$117.8	$115.4	$1,935.0	6.0%
2005:
Life insurance in force	$241,268.8	$5,035.9	$120.7	$236,353.6	0.1%
Premiums:
Life insurance and annuities	$741.5	$63.7	$0.4	$678.2	0.1%
Accident and health insurance	1,077.4	48.3	119.2	1,148.3	10.4
Total premiums	$1,818.9	$112.0	$119.6	$1,826.5	6.5%

Recoveries recognized under reinsurance agreements were $60.8 million, $56.4 million and $52.8 million for 2007, 2006 and 2005, respectively. Amounts recoverable from reinsurers were $929.6 million and $913.6 million at December 31, 2007 and 2006, respectively. Of these amounts, $795.4 million and $789.2 million were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. See “Note 15—Reinsurance of Blocks of Business.”

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

68	STANCORP FINANCIAL GROUP, INC.

become unable to meet its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2007, was approximately $451.1 million. Approximately $60 million in VOBA was capitalized related to the reinsurance agreement.

Effective October 1, 2000, Standard assumed, through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2007, was $597.6 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The national marketing agreement, remains in effect through 2009.

Effective January 1, 2001, Standard ceded to Protective Life, through a reinsurance agreement, Standard’s individual life insurance product line. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding statutory liabilities. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s books, and an equal amount is recorded as a recoverable from the reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life. The amount of assets required to be maintained in the trust is determined quarterly.

16. INSURANCE INFORMATION

The following table sets forth insurance information at or for the years ended December 31:

	Deferred Acquisition Costs(1)	Future Policy Benefits and Claims	Other Policyholder Funds	Premium Revenue	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of Deferred Acquisition Costs(1)	Other Operating Expenses(2)
2007:
Insurance Services	$194.9	$5,016.9	$532.9	$2,063.6	$325.8	$1,585.5	$43.2	$489.7
Asset Management	59.7	141.8	2,620.9	14.7	170.2	115.1	6.6	145.6
Total	$254.6	$5,158.7	$3,153.8	$2,078.3	$496.0	$1,700.6	$49.8	$635.3
2006:
Insurance Services	$228.1	$4,790.7	$477.9	$1,927.4	$313.4	$1,510.4	$37.2	$456.7
Asset Management	52.4	136.9	2,459.9	7.6	151.3	100.4	5.6	98.4
Total	$280.5	$4,927.6	$2,937.8	$1,935.0	$464.7	$1,610.8	$42.8	$555.1
2005:
Insurance Services	$202.9	$4,551.0	$429.8	$1,816.4	$303.3	$1,381.0	$33.3	$447.4
Asset Management	41.0	138.3	2,219.5	10.1	140.3	95.3	4.5	64.8
Total	$243.9	$4,689.3	$2,649.3	$1,826.5	$443.6	$1,476.3	$37.8	$512.2

(1)	DAC and amortization of DAC including VOBA and amortization of VOBA.
(2)	Other operating expenses include operating expenses, commissions and bonuses, interest expense, premium taxes, and the net increase in DAC.

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

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices that differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at amortized cost; b) asset valuation and the interest maintenance reserve are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations

2007 ANNUAL REPORT	69

Part II

with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; i) deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements, but are limited to those deferred tax assets that will be realized within one year that are considered admitted assets; j) surplus notes are included in capital and surplus; and k) interest on surplus notes is not recorded as a liability nor an expense until approval for payment of such interest has been granted by the commissioner of the state of domicile.

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled.

During 2007 and 2006, Standard made distributions to StanCorp totaling $155.0 million and $147.0 million, respectively.

State insurance departments require insurance enterprises to adhere to minimum Risk-based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2007 and 2006, the insurance subsidiaries’ capital levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The authorized control level RBC was $191.3 million and $175.3 million at December 31, 2007 and 2006, respectively.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries as reported to state insurance regulatory authorities with the Company’s GAAP equity at December 31:

(In millions)	2007	2006
Statutory capital and surplus	$1,047.8	$967.5
Adjustment to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	235.8	232.6
Deferred acquisition costs, value of business acquired and intangibles	315.3	280.5
SOP 05-1 adjustment	(60.7)	—
Deferred tax liabilities	(196.2)	(204.1)
Asset valuation reserve	102.2	96.6
Interest maintenance reserve	7.7	6.1
Valuation of investments	48.0	14.9
Equity of StanCorp and its non-insurance subsidiaries	(257.3)	(117.7)
Non-admitted assets	237.5	240.1
Prepaid pension cost	(35.4)	(41.1)
Accrued retirement & defined benefit plans	(3.3)	(2.2)
Capital lease obligations	(7.0)	—
Other, net	(5.4)	(8.7)
GAAP equity	$1,429.0	$1,464.5

The following table reconciles statutory gain from operations as reported to insurance regulatory authorities with GAAP net income for the years ended December 31:

(In millions)	2007	2006	2005
Statutory gain from operations	$239.6	$170.9	$207.5
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	3.2	14.3	6.4
Deferred acquisition costs and value of business acquired, net of amortization	36.4	36.7	23.8
Deferred income taxes	(0.7)	(2.3)	(0.9)
Current income taxes	(1.4)	(5.3)	(7.1)
Earnings of StanCorp and its non-insurance subsidiaries	11.5	(3.1)	(10.5)
Gain from sale of assets to affiliate	(44.2)	—	—
Reinsurance ceding commission	(12.0)	(9.9)	(9.6)
Reserve increase due to change in valuation basis	(2.6)	(7.5)	(6.3)
Deferred capital gains (interest maintenance reserve)	1.6	3.8	2.2
Other, net	(3.9)	6.2	5.6
GAAP net income	$227.5	$203.8	$211.1

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

70	STANCORP FINANCIAL GROUP, INC.

The following table presents StanCorp’s condensed statements of income for the years ended December 31:

(In millions)	2007	2006	2005
Revenues:
Net investment income	$6.3	$3.3	$0.8
Total	6.3	3.3	0.8
Expenses:
Interest expense	30.1	17.6	18.4
Operating expenses	6.0	5.3	7.8
Total	36.1	22.9	26.2
Loss before income taxes and equity in net income of subsidiaries	(29.8)	(19.6)	(25.4)
Income taxes	(20.1)	(5.0)	(2.9)
Surplus note interest, affiliated entity	—	—	4.4
Equity in net income of subsidiaries	237.2	218.4	229.2
Net income	$227.5	$203.8	$211.1

The following table presents StanCorp’s condensed balance sheets at December 31:

(In millions)	2007	2006
Assets
Cash and cash equivalents	$71.1	$—
Investment in subsidiaries	1,866.7	1,704.7
Receivable from subsidiaries	10.9	8.4
Other assets	40.6	13.7
Total	$1,989.3	$1,726.8
Liabilities and Shareholders’ Equity
Payable to subsidiaries	$—	$6.6
Long-term debt	550.0	250.0
Other liabilities	10.3	5.7
Total shareholders’ equity	1,429.0	1,464.5
Total	$1,989.3	$1,726.8

The following table presents StanCorp’s condensed statements of cash flows for the years ended December 31:

(In millions)	2007	2006	2005
Operating:
Net income	$227.5	$203.8	$211.1
Change in operating assets and liabilities	33.2	(0.9)	(1.8)
Net cash provided by operating activities	260.7	202.9	209.3
Investing:
Investment in subsidiaries	(379.6)	(321.1)	(244.9)
Dividends received from subsidiaries	95.4	147.0	84.8
Surplus note	—	—	75.0
Investment securities and other	57.8	34.7	2.3
Net cash used in investing activities	(226.4)	(139.4)	(82.8)
Financing:
Receivables from affiliates, net	(9.0)	6.6	—
Proceeds from issuance of Subordinated Debt	300.0	—	—
Issuance and repurchase of common stock, net	(218.5)	(50.4)	(87.9)
Dividends on common stock	(35.7)	(34.8)	(34.2)
Net cash provided by (used in) financing activities	36.8	(78.6)	(122.1)
Increase (decrease) in cash and cash equivalents	71.1	(15.1)	4.4
Cash and cash equivalents, beginning of the year	—	15.1	10.7
Cash and cash equivalents, end of the year	$71.1	$—	$15.1

19. CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending as of December 31, 2007. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

2007 ANNUAL REPORT	71

Part II

corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At December 31, 2007, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility. StanCorp currently has no commitments for standby letters of credit, standby repurchase obligations or other related commercial commitments.

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2014, with renewal options for periods ranging from one to five years. Future minimum payments under the leases are 2008, $13.5 million; 2009, $9.8 million; 2010, $5.8 million; 2011, $3.8 million; and thereafter, $3.7 million. Total rent expense was $15.8 million, $9.6 million and $12.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, minimum future rental receivables on non-cancelable leases of retail and office space with initial terms of one year or more are 2008, $13.3 million; 2009, $12.5 million; 2010, $10.9 million; 2011, $8.2 million; 2012 $4.9; and thereafter, $19.2 million.

The Company’s financing obligations generally include debts, lease payment obligations and commitments to fund commercial mortgage loans. The remaining obligations reflect the long-term portion of other liabilities and the Company’s obligations under our insurance and annuity product contracts.

The following table summarizes the Company’s contractual obligations as of December 31, 2007:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Short-term debt and capital lease obligations	$4.0	$4.0	$—	$—	$—
Long-term debt and capital lease obligations	562.6	—	5.2	251.4	306.0
Interest on long-term debt obligations	288.1	38.4	76.9	76.7	96.1
Operating lease obligations	36.6	13.5	15.6	6.3	1.2
Funding requirements for commercial mortgage loans	265.0	265.0	—	—	—

Purchase obligations	3.6	1.7	1.1	0.8	—
Insurance obligations	4,776.7	685.1	874.1	695.7	2,521.8
Policyholder fund obligations	298.0	24.0	44.9	37.4	191.7
Other short-term and long-term liabilities according to GAAP	61.9	7.2	10.6	4.2	39.9
Total	$6,296.5	$1,038.9	$1,028.4	$1,072.5	$3,156.7

The Company’s long-term debt obligations consisted primarily of the $250 million 6.875%, Senior Notes and the $300 million 6.90% Subordinated Debt. See “Note 9—Long-Term Debt” for additional information.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2007, the Company had outstanding commitments to fund commercial mortgage loans totaling $265.0 million, with fixed interest rates ranging from 6.0% to 7.125%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and

72	STANCORP FINANCIAL GROUP, INC.

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

The insurance obligations in the table are actuarial estimates of the cash required to meet our obligations for future policy benefits and claims. These estimates do not represent an exact calculation of our future benefit liabilities, but are instead based on assumptions, which involve a number of factors, including mortality, morbidity, recovery, the consumer price index, reinsurance arrangements and other sources of income for people on claim. Assumptions may vary by age and gender and, for individual policies, occupation class of the claimant; time elapsed since disablement; and contract provisions and limitations. Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors or if actual claims experience is materially inconsistent with our assumptions, could cause actual results to be materially different from the information presented in the table. Not included in the table is approximately $957.8 million in other reserve liabilities where the amount and timing of related payouts cannot be reasonably determined.

Policyholder fund obligations include payments based on currently scheduled withdrawals and annuity benefit payments stemming from liabilities shown on the balance sheet as policyholder funds. Not included in the table is approximately $2.59 billion in policyholder funds that may be withdrawn upon request. In addition, amounts presented also exclude separate account liabilities of $4.39 billion.

Other long-term liabilities reflected in the Company’s balance sheet at December 31, 2007, consisted of a $15.2 million tax reimbursement liability related to the block of life insurance business sold to Protective Life in 2001, $9.2 million in capital commitments related to our low-income housing investments, $28.7 million in unfunded liabilities for non-qualified deferred compensation and supplemental retirement plans, an accrued liability of $5.1 million for postretirement benefits, $0.6 million of accrued guarantee association payments and $3.1 million of remaining payments for StanCorp Investment Advisers acquisitions.

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

During 2007, the Company repurchased approximately 4.8 million shares of common stock at a total cost of $235.6 million for a volume weighted-average price of $48.60 per common share. At December 31, 2007, there were 1.4 million shares remaining under the new share repurchase program. In addition, during 2007, the Company acquired 7,620 shares of common stock from executive officers to cover tax liabilities of these officers resulting from the release of performance-based shares and retention-based shares at a total cost of $0.4 million for a volume weighted- average price of $47.55 per common share, which reflects the market price on the transaction dates.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter for the years indicated:

	2007
(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Premiums	$546.0	$522.2	$518.1	$492.0
Administrative fees	30.1	30.2	28.4	26.5
Net investment income	131.0	131.3	130.7	123.3
Net capital gains (losses)	(1.8)	(0.4)	0.7	0.9
Total revenues	705.3	683.3	677.9	642.7
Benefits to policyholders	410.5	389.4	409.9	382.0
Net income	60.5	66.6	52.1	48.3
Net income per common share:
Basic	$1.22	$1.30	$0.98	$0.90
Diluted	1.21	1.29	0.97	0.90

2007 ANNUAL REPORT	73

Part II

	2006
(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Premiums	$501.2	$479.4	$481.4	$473.0
Administrative fees	26.5	25.1	13.1	12.4
Net investment income	122.0	120.5	117.5	118.9
Net capital gains (losses)	2.8	2.1	(0.3)	(2.7)
Total revenues	652.5	627.1	611.7	601.6
Benefits to policyholders	371.3	374.1	385.3	382.4
Net income	67.5	54.7	42.9	38.7
Net income per common share:
Basic	$1.26	$1.02	$0.79	$0.71
Diluted	1.25	1.01	0.78	0.70

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2007, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of StanCorp Financial Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the

Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8 –Financial Statements and Supplementary Data.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

74	STANCORP FINANCIAL GROUP, INC.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 relating to directors of StanCorp is set forth under the caption “Election of Directors” in the 2008 Proxy Statement and is incorporated herein by reference.

For information on the executive officers of the registrant, see Part I, Item 4A, “Executive Officers of the Registrant.”

Information relating to beneficial ownership reporting compliance by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement, and is incorporated herein by reference.

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

Information regarding executive officers is contained in Part I, Item 4A of this Form 10-K.

AUDIT COMMITTEE

StanCorp has a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. Information regarding the members of the Audit Committee is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2008 Proxy Statement, herein incorporated by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

Information required by Item 10 regarding the audit committee financial expert is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by Item 11 regarding executive compensation is reported under the captions “Director Compensation,” “Executive Compensation,” and “Compensation Discussion and Analysis” in the Company’s 2008 Proxy Statement, herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 regarding security ownership of certain beneficial owners and management is reported under the caption “Share Ownership of Directors and Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s 2008 Proxy Statement, herein incorporated by reference.

EQUITY COMPENSATION PLANS

The Company currently has in effect three equity compensation plans, all of which have been approved by shareholders. These are the 1999 Omnibus Stock Incentive Plan, the 1999 Employee Share Purchase Plan (“ESPP”) and the 2002 Stock Plan. The shares to be issued subject to outstanding options and the shares otherwise available for issue under these plans as of December 31, 2007, are presented below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,418,103	$35.58	1,574,668
Equity compensation plans not approved by security holders	—	—	—

Under the 1999 Omnibus Stock Incentive Plan, 38,655 shares remained available for issuance as options or restricted stock as of December 31, 2007. Under the 1999 ESPP, there were 820,252 shares available for issuance. Under the 2002 Stock Plan, there were 715,761 shares available to be issued, all of which could be issued as options, and 468,871 of these shares, which could be issued as restricted stock. Shares issuable under performance share awards are not included in calculating the weighted-average price of outstanding options, warrants and rights.

2007 ANNUAL REPORT	75

Part III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 regarding certain relationships and related transactions, and director independence is reported under the caption “Corporate Governance—Director Independence” in the Company’s 2008 Proxy Statement, herein incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 regarding principal accounting fees and services is reported under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in the Company’s 2008 Proxy Statement, herein incorporated by reference.

76	STANCORP FINANCIAL GROUP, INC.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Index of documents filed as part of the report:
1.	The following Consolidated Financial Statements of StanCorp are included in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	The following Financial Statement Schedules of StanCorp are included in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Condensed Financial Information of Registrant

Valuation and Qualifying Accounts

Summary of Investments—Other Than Investments in Affiliates

Supplementary Insurance Information

Reinsurance

3.	Exhibits Index

Number	Name

3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended
3.2	Bylaws of StanCorp Financial Group, Inc.
4.1	Form of Rights Agreement
4.2	Form of Indenture Relating to Senior Debt Securities
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002
4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association
4.5	Replacement Capital Covenant dated May 29, 2007, for the benefit of holders of the Company’s 6.875% Senior Notes due 2012
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.4	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.5	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement
10.6	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement
10.7	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement Senior Officers
10.10	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement Directors
10.11	StanCorp Financial Group, Inc. Short-Term Incentive Plan
10.12	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company Dated December 1, 2000
10.13	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company dated November 6, 2000

2007 ANNUAL REPORT	77

Part IV

Number	Name
10.14	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002
10.15	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors 2008 Restatement
10.16	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)
10.17	Amendment No. 1 Restatement of Deferred Compensation Plan for Directors of Standard Insurance Company
10.18	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)
10.19	Form of Executive Officer and Director Indemnity Agreement
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
10.23

Credit Agreement Extension Dated as of May 9, 2007, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct and Ethics for the Board of Directors
14.2	Code of Ethics for Senior Officers
14.3	Guide to Business Conduct
21	Subsidiaries of the Registrant
23	Independent Registered Public Accounting Firm Consent
24	Power of Attorney of Directors of StanCorp Financial Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	StanCorp Financial Group, Inc. Corporate Governance Guidelines dated February 12, 2007

78	STANCORP FINANCIAL GROUP, INC.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on February 27, 2008.

STANCORP FINANCIAL GROUP, INC.

By:	/s/ ERIC E. PARSONS
Name: Eric E. Parsons
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC E. PARSONS Eric E. Parsons	Chairman, President and Chief Executive Officer (Principal Executive Officer) Director	February 27, 2008

/s/ ROBERT M. ERICKSON Robert M. Erickson	Assistant Vice President, Controller and Principal Financial Officer	February 27, 2008

* Virginia L. Anderson	Director	February 27, 2008

* Frederick W. Buckman	Director	February 27, 2008

* John E. Chapoton	Director	February 27, 2008

* Stanley R. Fallis	Director	February 27, 2008

* Wanda G. Henton	Director	February 27, 2008

* Peter O. Kohler, MD	Director	February 27, 2008

* Jerome J. Meyer	Director	February 27, 2008

* Ralph R. Peterson	Director	February 27, 2008

* E. Kay Stepp	Director	February 27, 2008

* Michael G. Thorne	Director	February 27, 2008

* Ronald E. Timpe	Director	February 27, 2008

*By:	/S/ ERIC E. PARSONS
Eric E. Parsons, as Attorney-in-fact

2007 ANNUAL REPORT	79

Part IV

Exhibits Index

Number	Name	Method of Filing
3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended	Filed as Exhibit 4.1 on Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference
3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference
4.1	Form of Rights Agreement	Filed as Exhibit 4.2 on the Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference
4.2	Form of Indenture Relating to Senior Debt Securities	Filed as Exhibit 4 (c) on the Registrant’s Form S-3, dated July 3, 2002, and incorporated herein by this reference
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002	Filed as Exhibit 4.1 on the Registrant’s Form 8-K, dated September 25, 2002, and incorporated herein by this reference
4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association	Filed as Exhibit 4.1 on Registrant’s 8-K, dated May 30, 2007, and incorporated herein by this reference
4.5	Replacement Capital Covenant dated May 29, 2007, for the benefit of holders of the Company’s 6.875% Senior Notes due 2012	Filed as Exhibit 4.2 on Registrant’s 8-K, dated May 30, 2007, and incorporated herein by this reference
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed as Exhibit 10.3 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.3 on the Registrant’s Form 10-K, dated March 14, 2000, and incorporated herein by this reference
10.4	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.5 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.5	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement	Filed herewith
10.6	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement	Filed herewith
10.7	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.14 on Registrant’s Form 10-Q, dated November 9, 2004, and incorporated herein by this reference
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement	Filed as Exhibit 10.3 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement Senior Officers	Filed as Exhibit 10.5 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference

80	STANCORP FINANCIAL GROUP, INC.

Number	Name	Method of Filing
10.10	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement Directors	Filed as Exhibit 10.6 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.11	StanCorp Financial Group, Inc. Short-Term Incentive Plan	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated May 9, 2007, and incorporated herein by this reference
10.12	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company dated December 1, 2000	Filed as Exhibit 2 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference
10.13	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company dated November 6, 2000	Filed as Exhibit 2 on Registrant’s Form 10-Q, dated May 14, 2001, and incorporated herein by this reference
10.14	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002	Filed as exhibit 10.17 on Registrant’s Form 10-K, dated March 14, 2003, and incorporated herein by this reference
10.15	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors 2008 Restatement	Filed herewith
10.16	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)	Filed as Exhibit 10.20 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.17	Amendment No. 1 Restatement of Deferred Compensation Plan for Directors of Standard Insurance Company	Filed as Exhibit 10.21 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference
10.18	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)	Filed as Exhibit 10.22 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference
10.19	Form of Executive Officer and Director Indemnity Agreement	Filed as Exhibit 10.25 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference
10.20	Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000	Filed as Exhibit 10.1 on the Registrant’s Form 8-K, dated June 16, 2006, and incorporated herein by this reference
10.21	Form of Change of Control Agreement	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated December 14, 2006, and incorporated herein by this reference
10.22	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (20 Performance Period)	Filed as Exhibit 10.1 on Registrant’s Form 10-Q, dated May 9, 2007, and incorporated herein by this reference
10.23	Credit Agreement Extension Dated as of May 9, 2007, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated May 10, 2007, and incorporated herein by this reference

2007 ANNUAL REPORT	81

Part IV

Number	Name	Method of Filing
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith
14.1	Code of Business Conduct and Ethics for the Board of Directors	Filed as Exhibit 14.1 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference
14.2	Code of Ethics for Senior Officers	Filed as Exhibit 14.2 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference
14.3	Guide to Business Conduct	Filed as Exhibit 14.3 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference
21	Subsidiaries of the Registrant	Filed herewith
23	Independent Registered Public Accounting Firm Consent	Filed herewith
24	Power of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Assistant Vice President, Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	StanCorp Financial Group, Inc. Corporate Governance Guidelines dated February 12, 2007	Filed as Exhibit 99.1 on Registrant’s Form 8-K, dated February 16, 2007, and incorporated herein by this reference

82	STANCORP FINANCIAL GROUP, INC.