Form 10-Q
period 2008-03-31
STANCORP FINANCIAL GROUP INC
filed 2008-05-08
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

NONE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 2, 2008, there were 48,962,129 shares of the registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Premiums	$540.5	$492.0
Administrative fees	27.9	26.5
Net investment income	128.8	123.3
Net capital gains (losses)	(4.4)	0.9

Total revenues	692.8	642.7

Benefits and expenses:
Benefits to policyholders	411.7	382.0
Interest credited	21.2	25.6
Operating expenses	116.9	106.3
Commissions and bonuses	57.2	50.0
Premium taxes	9.0	8.9
Interest expense	9.7	4.5
Net increase in deferred acquisition costs, value of business acquired and other intangibles	(9.0)	(8.4)

Total benefits and expenses	616.7	568.9

Income before income taxes	76.1	73.8
Income taxes	25.8	25.5

Net income	50.3	48.3

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized capital gains on securities available-for-sale, net	20.5	8.6
Reclassification adjustment for net capital gains included in net income, net	(1.2)	(0.3)
Employee benefit plans:
Prior service cost arising during the period, net	—	(1.4)
Reclassification adjustment for amortization to net periodic pension cost, net	0.2	0.3

Total other comprehensive income, net of tax	19.5	7.2

Comprehensive income	$69.8	$55.5

Net income per common share:
Basic	$1.03	$0.90
Diluted	1.02	0.90
Weighted-average common shares outstanding:
Basic	48,957,122	53,428,534
Diluted	49,371,683	53,958,720

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2008	December 31, 2007
A S S E T S
Investments:
Fixed maturity securities—available-for-sale	$5,202.5	$4,997.1
Short-term investments	4.5	4.5
Commercial mortgage loans, net	3,808.0	3,657.7
Real estate, net	71.9	71.8
Policy loans	3.9	3.9

Total investments	9,090.8	8,735.0
Cash and cash equivalents	274.6	205.8
Premiums and other receivables	103.6	106.8
Accrued investment income	102.0	93.1
Amounts recoverable from reinsurers	929.0	929.6
Deferred acquisition costs, value of business acquired, other intangibles and goodwill, net	333.2	324.8
Property and equipment, net	130.7	126.9
Other assets	34.3	74.5
Separate account assets	4,089.5	4,386.4

Total assets	$15,087.7	$14,982.9

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,197.0	$5,158.7
Other policyholder funds	3,352.8	3,153.8
Deferred tax liabilities, net	31.9	15.6
Short-term debt	4.2	4.0
Long-term debt	561.9	562.6
Other liabilities	358.4	272.8
Separate account liabilities	4,089.5	4,386.4

Total liabilities	13,595.7	13,553.9

Contingencies and commitments

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 48,949,742 and 49,155,131 shares issued at March 31, 2008 and December 31, 2007, respectively	260.3	267.1
Accumulated other comprehensive income	36.3	16.8
Retained earnings	1,195.4	1,145.1

Total shareholders’ equity	1,492.0	1,429.0

Total liabilities and shareholders’ equity	$15,087.7	$14,982.9

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Share	Amount
Balance, January 1, 2007	53,592,178	$479.9	$(8.1)	$992.7	$1,464.5
Net income	—	—	—	227.5	227.5
Cumulative adjustment to apply SOP 05-1, net of tax	—	—	—	(39.4)	(39.4)
Other comprehensive income, net of tax	—	—	24.9	—	24.9
Common stock:
Repurchased	(4,847,200)	(235.6)	—	—	(235.6)
Issued to directors	1,292	0.4	—	—	0.4
Issued under employee stock plans, net	408,861	22.4	—	—	22.4
Dividends declared on common stock	—	—	—	(35.7)	(35.7)

Balance, December 31, 2007	49,155,131	267.1	16.8	1,145.1	1,429.0

Net income	—	—	—	50.3	50.3
Other comprehensive income, net of tax	—	—	19.5	—	19.5
Common stock:
Repurchased	(229,700)	(10.9)	—	—	(10.9)
Issued to directors	—	0.1	—	—	0.1
Issued under employee stock plans, net	24,311	4.0	—	—	4.0

Balance, March 31, 2008	48,949,742	$260.3	$36.3	$1,195.4	$1,492.0

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2008	2007
Operating:
Net income	$50.3	$48.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	4.4	0.3
Depreciation and amortization	37.9	23.4
Deferral of acquisition costs, value of business acquired, other intangibles and goodwill, net	(28.0)	(20.8)
Deferred income taxes	5.5	5.2
Changes in other assets and liabilities:
Receivables and accrued income	(4.5)	(7.3)
Future policy benefits and claims	38.3	41.0
Other, net	133.4	65.6

Net cash provided by operating activities	237.3	155.7

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	141.6	201.8
Commercial mortgage loans	272.4	205.0
Real estate	0.4	—
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(329.8)	(311.3)
Commercial mortgage loans	(431.0)	(304.1)
Real estate	(2.0)	(1.7)
Acquisitions	—	(0.7)
Other investments	—	(0.9)
Acquisition of property and equipment	(10.1)	(7.3)

Net cash used in investing activities	(358.5)	(219.2)

Financing:
Policyholder fund deposits	574.2	459.8
Policyholder fund withdrawals	(375.2)	(409.9)
Short-term debt	0.2	20.1
Long-term debt	(0.7)	0.2
Issuance of common stock	2.4	1.3
Repurchases of common stock	(10.9)	(9.3)

Net cash provided by financing activities	190.0	62.2

Increase (decrease) in cash and cash equivalents	68.8	(1.3)
Cash and cash equivalents, beginning of period	205.8	56.0

Cash and cash equivalents, end of period	$274.6	$54.7

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34.1	$27.6
Income taxes	7.7	1.3

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp is a holding company for our insurance and asset management subsidiaries and is headquartered in Portland, Oregon. We are the parent company of Standard Insurance Company, a leading provider of group insurance products and services serving the life and disability insurance needs of employer groups and the disability insurance needs of individuals. Our insurance subsidiaries also provide accidental death and dismemberment (“AD&D”) insurance and dental insurance. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states. Our asset management businesses offer investment management services, financial planning, retirement financial services, individual annuities, group annuity contracts and trust products, full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans, non-qualified deferred compensation products and services, and limited trust services. The Company’s mortgage subsidiary originates and services small, fixed-rate commercial mortgage loans for the investment portfolios of its insurance subsidiaries and for participation to institutional investors. StanCorp operates through two segments: Insurance Services and Asset Management, each of which is described below. See “Note 4—Segments.”

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

Standard, the Company’s largest subsidiary, underwrites group and individual disability insurance and annuity products, group life, AD&D, and dental insurance, and provides retirement plan products. Founded in 1906, Standard is domiciled in Oregon, licensed in all states except New York, and licensed in the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group long term and short term disability, life, AD&D and dental insurance in New York.

Effective January 1, 2007, the administration and servicing operations of StanCorp’s retirement plans group annuity contracts and trust products began operating under the name Standard Retirement Services. Retirement plans products are offered in all 50 states through Standard or Standard Retirement Services.

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

StanCorp Mortgage Investors originates and services small, fixed-rate commercial mortgage loans for the investment portfolios of the Company’s insurance subsidiaries. StanCorp Mortgage Investors also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

StanCorp Investment Advisers is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory, financial planning, and investment management services to its retirement plan clients, individual investors and subsidiaries of StanCorp.

StanCorp Real Estate is a property management company that owns and manages the Hillsboro, Oregon home office properties and other investment properties and manages the Portland, Oregon home office properties.

In January 2006, StanCorp established StanCorp Trust Company, which offers limited direct trust services to retirement plan clients.

StanCorp and Standard hold interests in low-income housing partnerships. Individually, the interests in these partnerships do not represent a significant variable interest pursuant to the definition of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (revised December 2003)—an interpretation of ARB No. 51, nor do they meet the requirements for consolidation. The total investment in these interests was $17.4 million and $17.8 million at March 31, 2008, and December 31, 2007, respectively.

Minority interest related to consolidated entities included in other liabilities was $0.6 million at March 31, 2008, and $0.5 million at December 31, 2007.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2008, and for the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. Interim results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. This report should be read in conjunction with the Company’s 2007 annual report on Form 10-K.

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

Net income per basic and diluted weighted-average common shares outstanding was calculated as follows:

	Three Months Ended March 31,
	2008	2007
Net income (in millions)	$50.3	$48.3

Basic weighted-average common shares outstanding	48,957,122	53,428,534
Stock options	393,559	497,998
Restricted stock	21,002	32,188

Diluted weighted-average common shares outstanding	49,371,683	53,958,720

Net income per common share:
Net income per basic common share	$1.03	$0.90
Net income per diluted common share	1.02	0.90
Antidilutive shares not included in net income per diluted common share calculation	713,075	408,450

3.	SHARE-BASED COMPENSATION

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

The 2002 Stock Incentive Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under this plan is 2.9 million. At March 31, 2008, 2.5 million shares or options for shares had been issued under the 2002 plan. At the May 5, 2008 annual meeting of shareholders, the shareholders approved amending the plan to increase the number of shares available by 1.9 million shares.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this section.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $3.4 million and $2.8 million for the first quarters of 2008 and 2007, respectively. The related tax benefits were $1.2 million and $1.0 million for the same periods, respectively.

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

A summary of option activity and options outstanding and exercisable is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	2,350,662	$32.61	6.7	$31,305,782
Granted	432,800	45.72
Exercised	(326,321)	24.43
Forfeited	(106,975)	44.81
Expired	(7,038)	44.90

Outstanding, December 31, 2007	2,343,128	35.58	6.4	34,722,495

Granted	311,450	49.71
Exercised	(32,951)	27.50
Forfeited	(1,600)	44.09
Expired	(750)	16.26

Outstanding, March 31, 2008	2,619,277	37.36	6.6	28,620,583

Exercisable, March 31, 2008	1,769,180	32.50	5.5	27,449,900

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

	Three Months Ended March 31,
	2008	2007
Dividend yield	1.45%	1.34%
Expected stock price volatility	24.0-24.4	24.0-24.8
Risk-free interest rate	3.18-3.33	4.60-4.69
Expected option lives	5.3 years	4.5 years

The weighted-average grant date fair value of options granted was $11.95 during the first quarter of 2008, compared to $11.36 during the first quarter of 2007. The total intrinsic value of the options exercised was $0.7 million for both the first quarters of 2008 and 2007. The amount received from the exercise of stock options was $0.9 million for the first quarter of 2008, compared to $0.7 million for the first quarter of 2007. The related tax benefit derived from the tax deduction received by the Company for the difference between the stock price and the exercise price when the options were exercised was $0.3 million for both the first quarters of 2008 and 2007.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. At March 31, 2008, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $8.1 million. This cost will be recognized over the next four years.

Restricted Stock Grants

Restricted stock grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.4 million shares available for issuance as restricted stock at March 31, 2008.

Performance-based Restricted Stock

Performance-based awards are made to designated officers each year and vest with respect to all or a portion of the awards based on the Company’s financial performance for a given year. In years prior to 2007, awards consisted of restricted stock (60%) and cash performance units (40%), which represent a right to receive cash equal to the value of one share of stock subject to the same employment and performance criteria. Both restricted stock and cash performance units are subject to forfeiture if continued employment and financial performance criteria are not met.

On December 8, 2006, the organization and compensation committee of the board of directors of StanCorp approved a revised form of long-term incentive award agreement to be used in connection with future grants of performance-based awards to executives (“Stock Performance Units”). Under the new agreement, Stock Performance Units granted represent the maximum number of shares to be issued and Units are generally granted two years before the performance period. Stock is issued at the end of the performance period based on satisfaction of employment and financial performance conditions, with a portion of the shares withheld to cover required tax withholding. The new agreement replaces the restricted stock and cash performance unit arrangement previously used.

The compensation cost of these awards was measured using an estimate of the number of shares of StanCorp stock that will vest at the end of the performance period, multiplied by the fair market value. For shares, the fair market value was measured at the grant date. For cash units, the value was measured as of the date of the financial statements.

A summary of the activity for Stock Performance Units outstanding is presented below:

	Stock Performance Units	Weighted-Average Grant Date Fair Value
Unvested balance, January 1, 2007	—	$—
Granted	83,655
Vested	—
Forfeited	(8,680)

Unvested balance, December 31, 2007	74,975	45.49

Granted	62,962
Vested	(4,299)
Forfeited	(2,666)

Unvested balance, March 31, 2008	130,972	47.74

A summary of the activity for performance-based restricted stock outstanding is presented below:

	Restricted Shares	Cash Units	Weighted-Average Grant Date Fair Value
Unvested balance, January 1, 2007	121,919	79,825	$41.37
Granted	—	—
Vested	(27,086)	(17,923)
Forfeited	(25,928)	(17,207)

Unvested balance, December 31, 2007	68,905	44,695	45.62

Granted	—	—
Vested	(21,422)	(13,612)
Forfeited	(11,236)	(7,142)

Unvested balance, March 31, 2008	36,247	23,941	50.12

During the first quarters of 2008 and 2007, there were 62,962 and 83,655 Stock Performance Units granted. The total value of performance-based shares vested and cash units paid was $1.8 million for the first quarter of 2008, compared to $2.2 million for the same period in 2007.

The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance and (for cash units) the price of the Company’s stock on the vesting dates. Assuming that the maximum target is achieved for each performance goal, and valuing cash units at the price of StanCorp stock on March 31, 2008, $7.6 million in additional compensation cost would be recognized through 2010. The target or expected payout is 70% of the total or approximately $5.3 million. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Retention-based Restricted Stock

Awards of retention-based restricted stock to certain senior officers are made less frequently and at irregular intervals by the organization and compensation committee of the board of directors. Participants vest with respect to the stock after completion of a specified period of employment, generally three or four years. The compensation cost of these awards is measured using the fair market value of the stock at the grant date and is amortized over the specified period of employment. There was $0.1 million of total unrecognized compensation cost related to unvested retention-based shares at March 31, 2008, which will be recognized by the end of 2008.

A summary of the retention-based restricted stock activity and its characteristics are presented below:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested balance, January 1, 2007	23,000	$35.55
Granted	—	—
Vested	(15,000)	27.87

Unvested balance, December 31, 2007	8,000	49.95

Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested balance, March 31, 2008	8,000	49.95

Stock Retainer Fees to Directors

Prior to May 7, 2007, the Company used StanCorp common stock pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan to pay a portion of the retainer fees to members of the Company’s board of directors each quarter. Total retainer fees were fixed in dollars. Directors received one-third of the retainer fees in stock and received the remainder in cash. The number of shares issued varied according to the market value of the stock on the date of the issue. The shares were fully vested when issued. There were 989 shares issued in the first quarter of 2007 as compensation for directors’ retainer fees.

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

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.8 million remain available at March 31, 2008.

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

	Three Months Ended March 31,
	2008	2007
Dividend yield	1.45%	1.34%
Expected stock price volatility	34.38	27.68
Risk-free interest rate	3.32	5.15
Expected option lives	0.5 years	0.5 years

The weighted-average per-share fair value for the Company’s ESPP offerings was $11.70 for the first quarter of 2008, compared to $10.19 for the first quarter of 2007. The Company’s compensation cost resulting from the ESPP was $0.5 million and $0.4 million for the first quarters of 2008 and 2007, respectively. The related tax benefit was $0.2 million and $0.1 million for the same periods, respectively.

4.	SEGMENTS

StanCorp’s operations include two reportable segments: Insurance Services and Asset Management, as well as an “Other” category for activity outside of the two segments. Resources are allocated, and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, and group dental insurance. The Asset Management segment offers full-service 401(K) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, and individual fixed annuities. In the third quarter of 2007, the Asset Management segment added $1.7 billion of assets under administration acquired from DPA, Inc., a retirement business based in Portland, Oregon.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in “Other.”

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of our segments:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$215.2	$191.1
Group long term disability	217.1	206.1
Group short term disability	53.9	52.9
Group dental	18.4	18.2
Experience rated refunds	(10.1)	(11.0)

Total Group insurance	494.5	457.3
Individual disability insurance	39.8	32.5

Total Insurance Services premiums	534.3	489.8

Asset Management:
Retirement plans	0.4	0.2
Individual annuities	5.8	2.0

Total Asset Management premiums	6.2	2.2

Total premiums	$540.5	$492.0

Administrative fees:
Insurance Services:
Group insurance	$2.2	$2.0
Individual disability insurance	0.1	—

Total Insurance Services administrative fees	2.3	2.0

Asset Management:
Retirement plans	23.6	22.9
Other financial services businesses	5.2	4.5

Total Asset Management administrative fees	28.8	27.4

Other	(3.2)	(2.9)

Total administrative fees	$27.9	$26.5

Net investment income:
Insurance Services:
Group insurance	$70.9	$67.6
Individual disability insurance	12.0	12.0

Total Insurance Services net investment income	82.9	79.6

Asset Management:
Retirement plans	21.2	21.4
Individual annuities	14.0	17.2
Other financial services businesses	4.7	2.7

Total Asset Management net investment income	39.9	41.3

Other	6.0	2.4

Total net investment income	$128.8	$123.3

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended March 31, 2008:
Revenues:
Premiums	$534.3	$6.2	$—	$540.5
Administrative fees	2.3	28.8	(3.2)	27.9
Net investment income	82.9	39.9	6.0	128.8
Net capital losses	—	—	(4.4)	(4.4)

Total revenues	619.5	74.9	(1.6)	692.8

Benefits and expenses:
Benefits to policyholders	403.4	8.3	—	411.7
Interest credited	3.7	17.5	—	21.2
Operating expenses	84.7	32.3	(0.1)	116.9
Commissions and bonuses	46.7	10.5	—	57.2
Premium taxes	9.0	—	—	9.0
Interest expense	—	0.1	9.6	9.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(6.9)	(2.1)	—	(9.0)

Total benefits and expenses	540.6	66.6	9.5	616.7

Income (loss) before income taxes	$78.9	$8.3	$(11.1)	$76.1

Total assets	$7,334.0	$7,512.4	$241.3	$15,087.7

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended March 31, 2007
Revenues:
Premiums	$489.8	$2.2	$—	$492.0
Administrative fees	2.0	27.4	(2.9)	26.5
Net investment income	79.6	41.3	2.4	123.3
Net capital gains	—	—	0.9	0.9

Total revenues	571.4	70.9	0.4	642.7

Benefits and expenses:
Benefits to policyholders	377.7	4.3	—	382.0
Interest credited	3.8	21.8	—	25.6
Operating expenses	78.4	28.2	(0.3)	106.3
Commissions and bonuses	42.3	7.7	—	50.0
Premium taxes	8.9	—	—	8.9
Interest expense	—	0.1	4.4	4.5
Net increase in deferred acquisition costs, value of business acquired and intangibles	(6.8)	(1.6)	—	(8.4)

Total benefits and expenses	504.3	60.5	4.1	568.9

Income (loss) before income taxes	$67.1	$10.4	$(3.7)	$73.8

Total assets	$6,892.7	$6,914.1	$235.5	$14,042.3

5.	RETIREMENT BENEFITS

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

The following tables set forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for pension benefits and postretirement benefits:

	Pension Benefits		Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$2.5	$2.2	$0.1	$0.2
Interest cost	3.6	3.6	0.4	0.3
Expected return on plan assets	(4.6)	(4.2)	(0.3)	(0.2)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	0.4	0.5	—	—

Net periodic benefit cost	1.8	2.0	0.1	0.2

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):
Amortization of prior service credit	0.1	0.1	0.1	0.1
Amortization of net actuarial loss	(0.4)	(0.5)	—	—

Total recognized in other comprehensive (income) loss	(0.3)	(0.4)	0.1	0.1

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1.5	$1.6	$0.2	$0.3

The Company is not obligated to make any contributions to its pension plans for 2008.

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Standard Retirement Services under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $3.0 million and $2.3 million for the first quarters of 2008 and 2007, respectively.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. Expenses were $0.5 million and $0.6 million for the first quarters of 2008 and 2007, respectively. Furthermore, a gain of $0.1 million, net of tax, was reported in other comprehensive income for the first quarter of 2008 and $0.4 million was reported in other liabilities.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $9.1 million and $8.9 million at March 31, 2008, and December 31, 2007, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company markets indexed annuities, which permit the holder to elect an interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 index, subject to an upper limit or cap. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the Company estimate the fair value of the index-based interest rate guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to hedge the guarantees, discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior. The interest credited to policyholders relating to the change in the fair value of the index-based interest guarantees was a $6.5 million decrease for the first quarter of 2008, compared to a $0.1 million decrease for the first quarter of 2007. The decrease in the first quarter of 2008 primarily was due to the decline of the S&P 500 Index during the period.

The Company purchases S&P 500 Index options in conjunction with its sales of indexed annuities. SFAS No. 133 requires companies to recognize all derivative investments as assets in the balance sheet at fair value. These investments are highly correlated to the portfolio allocation decisions of its policyholders, such that the Company is economically hedged with respect to index-based interest rate guarantees for the current reset period. However, the Company does not use hedge accounting. The fair value of the Company’s derivative instruments of $2.3 million and $6.0 million at March 31, 2008, and December 31, 2007, respectively, is included in fixed maturity securities in the consolidated balance sheets. The change in fair value associated with these investments was a decrease of $4.9 million for the first quarter of 2008, compared to an increase of less than $0.1 million for the first quarter of 2007, and is accounted for in the net investment income section of the income statement. For additional fair value information, see “Note 7—Fair Value of Financial Instruments.”

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. StanCorp adopted the provisions of SFAS No. 157 beginning January 1, 2008.

SFAS No. 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: Level 1 inputs are based upon quoted prices in active markets for identical assets or liabilities that we can access at the measurement date. Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 inputs are generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability.

Fixed maturity securities—available-for-sale, S&P 500 index options and index-based interest guarantees are recorded at fair value on a recurring basis. The Company currently has no assets or liabilities measured at fair value on a nonrecurring basis. In the Company’s consolidated statements of income and comprehensive income, unrealized gains and losses are reported in other comprehensive income for fixed maturity securities—available-for-sale, in net investment income for S&P 500 index options and in interest credited for index-based interest guarantees.

There are three types of valuation techniques described in SFAS No. 157: (1) the market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities; (2) the income approach, which uses the present value of cash flows or earnings; and (3) the cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

Fixed maturity securities—available-for-sale are placed into two groups depending on the valuation technique used to determine the fair value of the securities. Fixed maturity securities totaling $5.15 billion, or approximately 99%, were valued using the market approach and Level 1 measurement based on quoted market prices where available, or on values obtained from independent pricing services. The remaining $49.9 million of fixed maturity securities were valued using the income approach and Level 2 measurement, where the expected future cash flows for the fixed maturity securities were discounted to present value based on information such as credit quality, market conditions and credit spread, which is the difference between the yields for the fixed maturity securities in relation to comparable U.S. Treasury rates.

The valuation technique used to determine the fair value of S&P 500 index options is the market approach. The monthly valuations for the Company’s S&P 500 index options are provided to us by the investment banks with which we do business. The valuations are an estimate of the mid-market values of the positions, based on proprietary valuation models using information derived from estimated or actual bids and offers for similar positions.

The valuation technique used to determine the fair value of index-based interest guarantees is the income approach. The liability is the present value of future cash flows attributable to the projected index growth in excess of cash flows driven by fixed interest rate guarantees for the indexed annuity product. Level 3 assumptions for policyholder behavior and future index interest rate declaration significantly impact the calculation.

The following table sets forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis at March 31, 2008:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities—available-for-sale	$5,200.2	$5,150.3	$49.9	$—
S&P 500 index options	2.3	—	—	2.3
Liabilities:
Index-based interest guarantees	$(23.6)	$—	$—	$(23.6)

The following table sets forth the changes in Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2008:

	S&P 500 index options	Index-based interest guarantees
	(In millions)
Balance, December 31, 2007	$6.0	$(26.3)
Total net gains (losses) included in:
Net investment income	(4.9)	—
Interest credited	—	6.5
Purchases, sales, issuances and settlements, net	1.2	(3.8)

Balance, March 31, 2008	$2.3	$(23.6)

Net unrealized gains (losses) included in income before income taxes for assets and liabilities held at fair value at March 31, 2008	$(4.9)	$6.5

8.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”), OTHER INTANGIBLE ASSETS AND GOODWILL

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

Acquisition costs that the Company has deferred as DAC are those costs that vary with and primarily are related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $212.2 million and $202.3 million at March 31, 2008, and December 31, 2007, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization period was up to 10 years for VOBA that was amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA totaled $33.4 million and $34.4 million at March 31, 2008, and December 31, 2007, respectively. Upon adoption of SOP 05-1, the premium portion of the VOBA related to TIAA was recorded as a $10.0 million reduction to retained earnings.

VOBA related to the TIAA group long term disability claims, for which no further premiums are due, is amortized in proportion to expected gross profits. At March 31, 2008, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.0% and 26.8%, or $61.5 million and $8.9 million of the total balance for DAC and VOBA, respectively. At December 31, 2007, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.5% and 27.3%, or $59.7 million and $9.4 million of the total balance for DAC and VOBA, respectively.

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Investment income.

•	Interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions do vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $0.7 million in the first quarter of 2008 and decreased $0.2 million for the first quarter of 2007. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were acquired primarily in connection with the purchase of Invesmart, Inc. (“Invesmart”), the purchase of DPA, Inc. and with the acquisition of small investment advisory firms. Customer lists have a combined estimated weighted-average remaining life of approximately 9.1 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $51.5 million and $52.1 million at March 31, 2008, and December 31, 2007, respectively.

Goodwill totaled $36.1 million and $36.0 million at March 31, 2008, and December 31, 2007, respectively, and is related to the purchase of Invesmart, which is part of the Asset Management segment.

The following table sets forth activity for DAC, VOBA, other intangible assets and goodwill:

	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2007
	(In millions)
Carrying value at beginning of period:
DAC	$202.3	$208.5
VOBA	34.4	53.7
Other intangible assets	52.1	47.0
Goodwill	36.0	33.5

Total balance at beginning of period	324.8	342.7

Deferred or acquired:
DAC	27.2	86.2
Other intangible assets	0.7	9.0
Goodwill	0.1	2.5

Total deferred or acquired	28.0	97.7

Amortized during period:
DAC	(17.3)	(47.1)
VOBA	(1.0)	(3.9)
Other intangible assets	(1.3)	(3.9)

Total amortized during period	(19.6)	(54.9)

Adjustment to apply SOP 05-1:
DAC	—	(45.3)
VOBA	—	(15.4)

Total adjustment during period	—	(60.7)

Carrying value at end of period, net
DAC	212.2	202.3
VOBA	33.4	34.4
Other intangible assets	51.5	52.1
Goodwill	36.1	36.0

Total carrying value at end of period	$333.2	$324.8

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for 2008 and each of the next five years is as follows:

Amount
(In millions)
2008	$9.5
2009	7.6
2010	7.4
2011	7.4
2012	7.3
2013	7.4

9.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at March 31, 2008. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The Company maintains a $200 million senior unsecured revolving credit facility (“Facility”), which expires June 15, 2012. At the option of StanCorp and with the consent of the lenders under the Facility, during May 2008, the expiration date can be extended for an additional one-year period. Additionally, upon the request of StanCorp and with consent of the lenders under the Facility, the Facility can be increased by up to $100 million to a total of up to $300 million. Borrowings under the Facility will be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At March 31, 2008, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

On May 29, 2007, the Company completed a public debt offering of $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is non-callable for the first 10 years and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years and quarterly thereafter at a floating rate of three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years.

10.	ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. The new statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (formerly referred to as “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be identified and included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement also includes expanded disclosure requirements regarding interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company has performed an analysis of the impact that the adoption of SFAS No. 160 will have on our financial statements, and we do not expect it to have a material effect.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. The enhanced disclosures required by SFAS No. 161 include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company plans to adopt the new standard on January 1, 2009.

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

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in our 2007 Form 10-K. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. See “Critical Accounting Policies and Estimates.”

We have made certain statements, which are predictive in nature and not based on historical facts, in this Form 10-Q, and from time to time in our public filings, news releases and oral presentations and discussions. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed or implied. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. See “Forward-looking Statements.”

Executive Summary

Financial Results Overview

Net income per diluted share was $1.02 for the first quarter of 2008, compared to $0.90 for the first quarter of 2007. Net income for these same periods was $50.3 million and $48.3 million, respectively. Results for the first quarter reflected premium growth, comparatively favorable claims experience for the group insurance businesses and a 4.6 million reduction in diluted weighted-average shares outstanding primarily due to share repurchases. These factors were partially offset by the decrease in income before income taxes in the Asset Management segment. The results in the Asset Management segment reflected the impact of declining equity markets on revenues and the amortization of deferred acquisition costs in the retirement plans business.

Outlook

For 2008, we will continue to focus on our long-term objectives and address challenges that may arise with financial discipline and from a position of superior financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high quality customer service.

For 2008, the Company has established the following expectations:

•	Premium growth in the range of 6% to 8%, a rate we expect will maintain our historical pattern of growing at least 1% to 2% more than what we estimate the industry growth rate will be.

•

An annual benefit ratio in the range of 77.5% to 79.5% for the group insurance business, noting that our average actual experience over the last four years has been toward the lower end of this range. Claims experience can fluctuate widely from quarter to quarter.

Consolidated Results of Operations

Revenues

Revenues primarily consist of premiums, administrative fees and net investment income. Total revenues increased 7.8% to $692.8 million for the first quarter of 2008, compared to $642.7 million for the first quarter of 2007.

Premiums and Administrative Fees

The following table sets forth percentages of premium and administrative fee growth, and net investment income growth by segment:

	For the Three Months Ended March 31,
	2008	2007
Premium and administrative fees growth:
Insurance Services	9.1%	4.0%
Asset Management	18.2	100.0
Consolidated total premium and administrative fee growth	9.6	6.8
Net investment income growth:
Insurance Services	4.1%	3.0%
Asset Management	(3.4)	15.7
Other	150.0	(59.3)
Consolidated total net investment income growth	4.5	3.7
Total revenue growth	7.8	6.8

Premium growth in our Insurance Services segment and administrative fee growth in our Asset Management segment are the primary drivers in consolidated growth. Premiums for the Insurance Services segment increased 9.1% to $534.3 million for the first quarter of 2008 compared to the same period in 2007. The increase in premiums was primarily due to growth in both the group and individual insurance businesses. Group insurance premium growth was driven by some large case sales in the second half of 2007. These 2007 sales continue to benefit premium growth in the first quarter of 2008. In addition, premiums for the individual disability business included $3.7 million received related to the termination of reinsurance on a small block of reinsured policies and claims. See “Business Segments-Insurance Services Segment.” Administrative fees for our Asset Management segment increased 5.1% to $28.8 million for the first quarter of 2008 compared to the same period in 2007. Administrative fee growth in our Asset Management segment was due to retirement plan business growth through the acquisition of DPA, Inc. in the third quarter of 2007, which added approximately $1.3 million in administrative fees. Administrative fee growth was also due to increased fees from commercial mortgage loan servicing related to increased commercial mortgage loan sales in the fourth quarter of 2007.

Net Investment Income

Net investment income increased 4.5% to $128.8 million for the first quarter of 2008 compared to the first quarter of 2007. Net investment income primarily is affected by changes in levels of invested assets, interest rates, the change in fair value of derivative assets and commercial mortgage loan prepayment fees.

The increase in net investment income for the first quarter of 2008 compared to the same period in 2007 primarily was due to an increase of 7.3% to $8.91 billion in average invested assets, which primarily was the result of the investment of additional cash from operations. Average invested assets do not include cash and cash equivalents. The increase in net investment income was partially offset by a decrease in the fair value of derivative assets, lower portfolio yields of fixed maturity securities and commercial mortgage loans and a decrease in commercial mortgage loan prepayment fees. The fair value adjustment to derivative assets was a decrease of $4.9 million for the first quarter of 2008, compared to an increase of less than $0.1 million for the first quarter of 2007. The portfolio yields for our fixed maturity securities and commercial mortgage loan portfolios decreased to 5.54% and 6.36% respectively, for the first quarter of 2008, compared to 5.57% and 6.39% respectively, for the first quarter of 2007. Commercial mortgage loan prepayment fees were $1.8 million for the first quarter of 2008, compared to $2.0 million for the first quarter of 2007.

Net Capital Gains (Losses)

Net capital gains and losses are reported in “Other.” Net capital losses were $4.4 million before tax for the first quarter of 2008, compared to net capital gains of $0.9 million before tax for the first quarter of 2007. Net capital gains and losses occur as a result of sale or impairment of the Company’s assets, neither of which is likely to occur in regular patterns. The net capital losses in the first quarter of 2008 were primarily the result of losses on disposal of fixed maturity securities during the quarter.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders, including interest credited, for the Insurance Services segment increased 6.7% to $407.1 million for the first quarter of 2008 compared to the same period in 2007. The increase primarily was due to business growth as evidenced by premium growth, offset by comparatively favorable claims experience in our group insurance business.

Benefits to policyholders, including interest credited, for the Asset Management segment decreased 1.1% to $25.8 million for the first quarter of 2008 compared to the same period in 2007. This was due to decreased interest credited, which resulted primarily from the decline of the S&P 500 Index. The decrease in interest credited was offset by growth in individual fixed annuity deposits. The growth in average assets under administration for the retirement plans general account and individual fixed annuities was 11.2% and 11.3%, respectively, for the first quarter of 2008 compared to the same period in 2007.

Operating Expenses

Operating expenses increased 10.0% to $116.9 million for the first quarter of 2008 compared to the same period of 2007. The increase included operating expense growth due to business growth as evidenced by premium growth and technology infrastructure costs related to the integration of group annuity and trust product platforms used to administer our retirement plans business. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and factors such as customer retention, sales, growth in assets under administration and profitability of the business in each of our segments. Commissions and bonuses increased 14.4% to $57.2 million for the first quarter of 2008 compared to the same period in 2007. The increase primarily was due to premium growth and individual annuity sales in the first quarter of 2008.

Net Increase in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period, which averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. The Company’s intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were acquired through the purchase of Invesmart, Inc. (“Invesmart”), DPA, Inc. and several small investment advisory firms. The customer lists are amortized over 10 years. The amortization for the marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. The net deferral for DAC, VOBA and intangibles for the first quarter of 2008 increased $0.6 million compared to the same period of 2007. In addition, a cumulative effect adjustment of $39.4 million after-tax was recorded as a reduction to retained earnings as of January 1, 2007, as a result of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill.”

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 33.9% and 34.6% for the first quarters of 2008 and 2007, respectively. At March 31, 2008, the years open for audit by the Internal Revenue Service (“IRS”) are 2004 through 2007. The federal statute of limitations for the 2004 tax year expires in September 2008.

Business Segments

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an “Other” category for activity outside of the two segments. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, and individual fixed annuities. Effective January 1, 2007, the administration and servicing operations for the retirement plans group annuity contracts and the trust products began operating under the name Standard Retirement Services, Inc.

Segment revenues measured as a percentage of total revenues, excluding net capital losses, were 88.9% for the Insurance Services segment and 10.7% for the Asset Management segment for the first quarter of 2008. Segment revenues measured as a percentage of total revenues, excluding net capital gains, for the first quarter of 2007 were 89.0% for Insurance Services and 11.0% for Asset Management.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in “Other.”

Insurance Services Segment

As the Insurance Services segment is our largest segment, it substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $78.9 million for the first quarter of 2008, compared to $67.1 million for the first quarter of 2007. Results for the comparative periods were affected by premium growth and by comparatively favorable claims experience in our group insurance business.

Following are key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	For the Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Premiums:
Group life and AD&D	$215.2	$191.1
Group long term disability	217.1	206.1
Group short term disability	53.9	52.9
Group dental	18.4	18.2
Experience rated refunds (“ERRs”)	(10.1)	(11.0)
Individual disability	39.8	32.5

Total premiums	$534.3	$489.8

Group insurance sales (annualized new premiums) reported at contract effective date	$120.8	$120.1
Individual disability sales (annualized new premiums)	5.7	4.9
Group insurance benefit ratio (% of premiums)	76.6%	79.6%
Individual disability benefit ratio (% of premiums)	70.6	53.5
Segment operating expense ratio (% of premiums)	15.9	16.0

Revenues

Revenues for the Insurance Services segment increased 8.4% to $619.5 million for the first quarter of 2008 compared to the same period in 2007. The growth in revenues for both comparative periods primarily was due to increased premiums and net investment income in our group insurance business.

Premiums

Premiums for the Insurance Services segment increased 9.1% to $534.3 million for the first quarter of 2008 compared to the same period in 2007. The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines primarily due to employment and wage rate growth from existing group policyholders.

Sales.    Sales of our group insurance products reported as annualized new premiums were $120.8 million and $120.1 million for the first quarters of 2008 and 2007, respectively. The group insurance market continues to reflect a price-competitive sales environment.

Persistency.    Annual persistency for our group insurance products has historically exceeded industry averages, which we believe demonstrates our commitment to customer service and pricing discipline for new sales. Persistency is reported annually.

Organic Growth.    A portion of our premium growth in our group insurance in force business is affected by employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees. Current economic conditions are not favorable for significant organic growth in our insurance business.

Premium growth was offset by ERRs of $10.1 million for the first quarter of 2008, compared to $11.0 million for the same period in 2007. ERRs, which are refunds to certain group contract holders based on favorable claims experience, can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

In addition to the factors listed above, premiums for the first quarter included $3.7 million received related to the termination of reinsurance on a small block of reinsured policies and claims. Offsetting the premiums received in this termination of reinsurance were $3.9 million in additional reserves assumed. The termination of these agreements was made primarily for the purpose of gaining administrative efficiencies.

Net Investment Income

Net investment income for the Insurance Services segment increased 4.1% to $82.9 million for the first quarter of 2008 compared to the same period in 2007. The increases in net investment income primarily were affected by growth in average invested assets due to premium growth. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors that affect benefits to policyholders are reserves that are established in part based on premium level, claims experience and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence measured by the number of claims, and claims severity measured as the length of time a disability claim is paid and the size of the claim. The assumptions used to establish the related reserves reflect claims incidence and claims severity, in addition to new-money investment interest rates and overall portfolio yield, as both affect the discount rate used to establish reserves.

Benefits to policyholders, including interest credited, for the Insurance Services segment increased 6.7% to $407.1 million for the first quarter of 2008 compared to the same period in 2007. The increase primarily resulted from business growth as evidenced by premium growth, offset by favorable claims experience. Premiums for the Insurance Services segment increased 9.1% to $534.3 million for the first quarter of 2008 compared to the same period in 2007.

Because premium growth is one of the primary factors that affect benefits to policyholders, the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for the first quarter of 2008 was 76.6%, compared to 79.6% for the first quarter of 2007. The benefit ratio for the first quarter of 2008 was below the Company’s estimated annual range of 77.5% to 79.5% for 2008 but well within our normal historical range. Claims experience can fluctuate widely from quarter to quarter.

In 2007, we adopted a new group life waiver table, the Society of Actuaries Table 2005, to be used in the calculation of reserves for group life waiver claims incurred in 2007 and later. Adoption of this table resulted in a reduction in the amount of reserves established for new group life waiver claims of $15.5 million for the last nine months of 2007 compared to the reserves that would have been established using the prior table. The effect on first quarter 2008 results was a reduction of $7.3 million in reserves established for new group life waiver claims compared to the reserves that would have been established using the prior table.

The benefit ratio for our individual disability business was 70.6% for the first quarter of 2008, compared to 53.5% for the first quarter of 2007, primarily reflecting less favorable claims experience. The first quarter benefits ratio for individual disability included $3.7 million of premium and $3.9 million in additional reserves related to the termination of reinsurance on a small block of reinsured policies and claims. Excluding the effects of this termination of reinsurance, the benefit ratio would have been 67.0% for the first quarter of 2008. Due to the size of our individual disability business, claims experience can fluctuate more widely from quarter to quarter than that of our group insurance business.

Generally, we expect the individual disability benefit ratio to trend down over the next few years as the Minnesota Life block becomes a smaller portion of the total business, and the corresponding shift in revenues from net investment income to premiums. The decrease year to year in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business.

The discount rate used for the first quarter of 2008 for newly established long term disability claim reserves decreased to 5.00% from the fourth quarter of 2007 discount rate of 5.35% and the first quarter of 2007 discount rate of 5.50%.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. The margin at March 31, 2008, in our overall block of business for group insurance between invested asset yield and weighted-average reserve discount rate was 41 basis points. See “Liquidity and Capital Resources – Trends in Key Assumptions.”

Operating Expenses

Operating expenses in the Insurance Services segment increased 8.0% to $84.7 million for the first quarter of 2008 compared to the first quarter of 2007. The increase in operating expenses was primarily due to business growth as evidenced by premium growth and the corresponding set-up and administrative costs on new group business resulting from strong sales in the second half of 2007.

Asset Management Segment

Income before income taxes for the Asset Management segment was $8.3 million for the first quarter of 2008, compared to $10.4 million for the same period in 2007. The decrease primarily was due to the impact of declining equity markets on revenue, DAC amortization, and planned technology infrastructure costs related to the integration of our group annuity and trust product administrative platforms. Revenues increased 5.6% for the first quarter of 2008 compared to the same period in 2007.

Following are key indicators that management uses to manage and assess the performance of the Asset Management segment:

	For the Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Premiums:
Retirement plans	$0.4	$0.2
Individual annuities	5.8	2.0

Total premiums	6.2	2.2

Administrative fees:
Retirement plans	23.6	22.9
Other financial services business	5.2	4.5

Total administrative fees	28.8	27.4

Net investment income:
Retirement plans	21.2	21.4
Individual annuities	14.0	17.2
Other financial services business	4.7	2.7

Total net investment income	$39.9	$41.3

Sales (annuity deposits)	$174.9	$49.8
Interest credited (% of net investment income):
Retirement plans	56.6%	50.5%
Individual annuities	39.3	64.0
Retirement plans:
Annualized operating expenses (% of average assets under administration)	0.6%	0.5%

Assets under administration:
Retirement plans general account	$1,508.0	$1,388.4
Retirement plans separate account	4,089.5	4,056.5

Total retirement plans insurance products	5,597.5	5,444.9
Retirement plans trust products	12,195.4	11,137.0
Individual fixed annuities	1,429.4	1,249.2
Commercial mortgage loans under administration for other investors	2,070.7	1,495.5
Other	484.0	291.4

Total assets under administration	$21,777.0	$19,618.0

Revenues

Revenues for the Asset Management segment increased 5.6% to $74.9 million for the first quarter of 2008 compared to the same period in 2007. Revenues from the retirement plans business include premiums on life contingent annuities, plan and trust administration fees, fees on equity investments held in separate account assets and other assets under administration, and investment income on general account assets under administration. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life-contingent annuities, which primarily are a single-premium product. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment were $6.2 million for the first quarter of 2008, compared to $2.2 million for the first quarter of 2007.

Administrative Fees

Administrative fees for the Asset Management segment were $28.8 million for the first quarter of 2008, compared to $27.4 million for the first quarter of 2007. Administrative fees are earned primarily from assets under administration.

Assets under administration for this segment, including retirement plans, individual fixed annuities and commercial mortgage loans managed for third party investors, were $21.78 billion and $19.62 billion at March 31, 2008 and 2007, respectively. The increase was primarily due to increased mortgages managed for third party investors and $1.7 billion of assets under administration added through the third quarter 2007 acquisition of DPA, Inc., a retirement plans business based in Portland, Oregon. These increases in assets under administration were partially offset by market value declines in equity assets under administration during the first quarter of 2008.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originated $407.3 million and $300.2 million of commercial mortgage loans for the first quarters of 2008 and 2007, respectively. The increases in originations primarily were due to favorable interest rate conditions and distribution channel growth, accompanied by increased demand for fixed-rate commercial mortgage loans. Commercial mortgage loans managed for other investors increased 38.5% at March 31, 2008, compared with March 31, 2007.

Net Investment Income

Net investment income for the Asset Management segment was $39.9 million for the first quarter of 2008, compared to $41.3 million for the first quarter of 2007. The decrease primarily was due to a decrease in the fair value of derivative financial instruments in the first quarter of 2008. The decrease was partially offset by an increase in average retirement plan general account and individual annuity assets under administration. The fair value of derivative instruments decreased $4.9 million for the first quarter of 2008, compared to an increase in the fair value of less than $0.1 million for the first quarter of 2007. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments.” Excluding the effect of changes in the derivative instruments, net investment income increased 8.5% or $3.5 million for the first quarter of 2008 compared to the same period in 2007. Average retirement plan general account assets under administration increased 8.2% to $1.49 billion for the first quarter of 2008 compared to the same period in 2007. Average individual annuity assets under administration increased 9.7% to $1.36 billion for the first quarter of 2008 compared to the same period in 2007.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life-contingent annuities, which vary significantly with life-contingent annuity sales. Benefits to policyholders for the Asset Management segment increased 93.0% to $8.3 million for the first quarter of 2008 compared to the first quarter of 2007. Changes in the level of benefits to policyholders will approximate changes in premium levels because these annuities primarily are single-premium life-contingent annuity products with a significant portion of all premium payments established as a reserve.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment decreased 19.7% to $17.5 million for the first quarter of 2008 compared to the first quarter of 2007. The decrease in interest credited was primarily related to a decline in the S&P 500 index, which is used in valuing the indexed annuities. The decrease for the comparative periods was partially offset by increased interest credited related to the growth in individual fixed-rate annuity and retirement plan general account assets under administration. See Item 1 “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6, Derivative Financial Instruments.”

Operating Expenses

Operating expenses for the Asset Management segment increased 14.5% to $32.3 million for the first quarter of 2008 compared to the first quarter of 2007. The increase in operating expenses for this segment was due to a combination of business growth, as evidenced by growth in assets under administration and planned technology infrastructure costs related to the integration of our group annuity and trust product administrative platforms. In addition, the Company acquired DPA, Inc., a retirement plans business based in Portland, Oregon in the third quarter of 2007. Operating expenses for the first quarter of 2008 include approximately $0.9 million in expenses related to the operations of this business.

Other

In addition to our two segments, we report our holding company and corporate activity in “Other.” This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation.

The Other category reported a loss before income taxes of $11.1 million for the first quarter of 2008, compared to a loss before income taxes of $3.7 million for the first quarter of 2007. Contributing to the loss before income taxes for the first quarter of 2008 was increased interest expense of $5.2 million, primarily related to the $300 million junior subordinated debentures (“Subordinated Debt”) issuance in May 2007. The interest expense was partially offset by increased net investment income of $3.6 million for the same comparative periods primarily due to increased levels of invested assets. The increase in invested assets for the first quarter of 2008 is due to the Company retaining more capital at the holding company level and insurance subsidiaries levels outside of the business segments. See “Liquidity and Capital Resources—Financing Cash Flows.”

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

We manage interest rate risk, in part, through asset/liability analyses. In keeping with presently accepted actuarial standards, the Company has made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses, through the use of statutory reserves and related items at March 31, 2008.

As a percentage of our fixed maturity investments, callable bonds were 2.8% at March 31, 2008. Since 2001, all of our commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 86% of our commercial mortgage loan portfolio contains this prepayment provision. The remaining commercial mortgage loans contain fixed prepayment fees that mitigate prepayments, but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $237.3 million for the first quarter of 2008, compared to $155.7 million for the first quarter of 2007. The increase in operating cash flows was primarily due to increased deposits from our individual annuity business, and to increased net income.

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

Net cash used in investing activities was $358.5 million and $219.2 million for the first quarters of 2008 and 2007, respectively.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At March 31, 2008, our portfolio consisted of 57.3% fixed maturity securities, 41.9% commercial mortgage loans and 0.8% real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $5.20 billion at March 31, 2008. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at March 31, 2008. The percentage of fixed maturity securities below investment-grade was 4.4% and 4.1% at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, bonds on our watch list totaled approximately $54.8 million. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at March 31, 2008. We held investments in debt securities issued by bond and mortgage insurers at March 31, 2008, with $26.8 million in market value and $40.7 million in book value. The Company has the ability and intends to hold these securities to recovery and will continue to evaluate these holdings, but currently expects the fair values of its investments in debt securities issued by bond insurers to recover as these debt securities approach their maturity dates. Should the credit quality of our fixed maturity securities decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

At March 31, 2008, our fixed maturity securities portfolio had gross unrealized capital gains of $157.3 million and gross unrealized capital losses of $62.5 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

Commercial mortgage loan originations for internal and external investors were $407.3 million and $300.2 million for the first quarters of 2008 and 2007, respectively. The increased originations in 2008 reflected a less competitive origination market, partially due to decreased competition from securitized lenders. The level of commercial mortgage loan originations in any year is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

At March 31, 2008, StanCorp Mortgage Investors serviced $3.81 billion in commercial mortgage loans for subsidiaries of StanCorp and $2.07 billion for other institutional investors, compared to $3.66 billion serviced for subsidiaries of StanCorp and $1.90 billion for other institutional investors at December 31, 2007.

The average loan to value ratio for the overall portfolio was approximately 57.4% at March 31, 2008, and the average loan size in the portfolio was approximately $0.8 million at March 31, 2008. We have the contractual ability to pursue personal recourse on most of the loans.

Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $6.0 million and $4.2 million at March 31, 2008 and 2007, respectively.

At March 31, 2008, there were four commercial mortgage loans totaling $1.9 million in our portfolio that were more than sixty days delinquent, of which two commercial mortgage loans with a total balance of $0.7 million were in the process of foreclosure. We had a net balance of restructured loans of $1.9 million at March 31, 2008, and a commercial mortgage loan loss reserve of $3.6 million. In March 2008, StanCorp Mortgage Investors purchased two loans from a third party lender related to a current borrower. These loans, which had an aggregate obligation to the previous lender of $31.9 million, were purchased at a discounted price of $25.0 million. At March 31, 2008, we did not have any direct exposure to sub-prime or Alt-A mortgages. The delinquency rate and loss performance of our commercial mortgage loan portfolio was in line with the recent industry averages as reported by the American Council of Life Insurers. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

At March 31, 2008, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	44.4% retail properties.

•	17.3% industrial properties.

•	19.3% office properties.

•	9.5% commercial properties.

•	6.7% hotel/motel properties.

•	2.8% apartment and agricultural properties.

At March 31, 2008, our commercial mortgage loan portfolio was diversified regionally as follows:

•	47.1% Western region.

•	23.7% Central region.

•	29.2% Eastern region.

Commercial mortgage loans in California accounted for 29.4% of our commercial mortgage loan portfolio at March 31, 2008. Through this concentration, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect certain areas of the state. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. We diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, when new loans are underwritten, we do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in California to have a material adverse effect on our business, financial position, results of operations or cash flows. If economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2008, we had outstanding commitments to fund commercial mortgage loans totaling $344.9 million, with fixed interest rates ranging from 5.625% to 7.125%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $190.0 million and $62.2 million for the first quarters of 2008 and 2007, respectively. The increase for 2008 primarily resulted from a larger increase in policyholder deposits net of withdrawals in the first quarter of 2008 compared to the first quarter of 2007.

The Company maintains a $200 million senior unsecured revolving credit facility (“Facility”) which expires June 15, 2012. At the option of StanCorp and with the consent of the lenders under the Facility, during May 2008 the expiration date can be extended for an additional one-year period. Additionally, upon the request of StanCorp and with consent of the lenders under the Facility, the Facility can be increased by up to $100 million to a total of up to $300 million. Borrowings under the Facility will be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At March 31, 2008, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

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

On May 7, 2007, the board of directors authorized a repurchase program for up to 6.0 million shares of StanCorp common stock, which replaced the Company’s prior share repurchase program. We repurchased 0.2 million shares of common stock at a total cost of $10.9 million for the first quarter of 2008, compared to 0.2 million shares at $9.3 million for the first quarter of 2007. At March 31, 2008, there were 1.2 million shares remaining under the repurchase program.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our insurance subsidiaries’ target is generally to maintain capital at 300% of the company action level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the authorized control level RBC required by our states of domicile. The insurance subsidiaries held an estimated 303% of the company action level RBC at March 31, 2008. At March 31, 2008, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.19 billion.

The levels of capital in excess of targeted RBC we generate vary inversely in relation to our levels of premium growth, primarily due to initial reserve requirements, certain regulatory capital requirements based on premiums and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less capital in excess of targeted RBC. At very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, we generate more capital in excess of targeted RBC. At our expected growth rate, we anticipate generating capital in excess of our 300% target of $125 to $150 million in 2008. In part, we seek to maintain amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividends to shareholders.

We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	Fund internal growth.

•	Fund acquisitions that are consistent with our mission and meet our return objectives.

•	Provide a return to shareholders, via share repurchases and dividends.

In addition to the excess capital carried on the insurance subsidiaries, our non-insurance subsidiaries also hold capital in excess of regulatory requirements. Maintaining additional capital provides timing flexibility if we choose to access capital markets to finance growth or acquisition. StanCorp has a $1.0 billion shelf registration statement with the SEC. Under the shelf registration, we have issued $550 million in long-term debt. See “Liquidity and Capital Resources—Financing Cash Flows.”

We had debt to total capitalization ratios of 28.0% and 16.1% at March 31, 2008 and 2007, respectively. The increase in our debt to total capitalization ratio primarily was due to the $300 million Subordinated Debt issuance in May 2007. Certain rating agencies recognize a portion of the Subordinated Debt as equity. Standard & Poor’s currently recognizes the Subordinated Debt as 100% equity, while Moody’s and AM Best currently recognize 75% of the Subordinated Debt as equity. Debt to total capitalization after the 75% equity credit was 16.9% at March 31, 2008. StanCorp’s ratio of earnings to fixed charges, including interest credited to policyholders, was 3.3x and 3.3x for the first quarters of 2008 and 2007, respectively.

Dividends from Insurance Subsidiary

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors. One factor considered by the board is the ability to maintain adequate RBC according to Oregon statute. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. If the proposed dividend exceeds certain statutory limitations, Standard must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to decline requests for dividends in excess of these limits. There are no regulatory restrictions on dividends from non-insurance subsidiaries to StanCorp.

In March 2007, Standard paid a dividend of $95 million to StanCorp. There were no dividends to StanCorp in the first quarter of 2008.

Dividends to Shareholders

The declaration and payment of dividends is subject to the discretion of StanCorp’s board of directors. It is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors. In addition, the declaration and payment of dividends would be restricted if StanCorp elects to defer interest payments on its subordinated debt. If elected, the restriction would be in place during the deferral period, which cannot exceed five years. In the fourth quarter of 2007, StanCorp paid an annual cash dividend of $0.72 per share, totaling $35.7 million. StanCorp has paid dividends each year since its initial public offering in 1999.

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

On May 7, 2007, the board of directors authorized a share repurchase program of up to 6.0 million shares of StanCorp common stock. The share repurchase program will be effected in the open market or in negotiated transactions through December 31, 2008. The share repurchase program replaced our previous share repurchase program, which had 1.2 million shares remaining that expired upon authorization of the new program.

During the first quarter of 2008, we repurchased 0.2 million shares of common stock at a total cost of $10.9 million for a volume weighted-average price of $47.30 per share. At March 31, 2008, there were 1.2 million shares remaining under the share repurchase program. In addition, during the first quarter of 2008, we acquired 4,065 shares of common stock from executive officers to cover tax liabilities of these officers resulting from the release of performance-based shares at a total cost of $0.2 million for a volume weighted-average price of $50.78 per common share, which reflects the market price on the transaction date. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Standard’s financial strength ratings as of May 2008 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc. and A.M. Best Company provide credit ratings on StanCorp’s Senior Notes. As of May 2008, ratings from these agencies were A-, Baa1 and bbb+, respectively. As of May 2008, A.M. Best Company affirmed an issuer credit rating of a+ to Standard.

Standard & Poor’s, Moody’s Investor Services, Inc. and A.M. Best Company also provide credit ratings on StanCorp’s Subordinated Debt. As of May 2008, ratings from these agencies were BBB, Baa2 and bbb-, respectively.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 9, Contingencies and Commitments.”

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources, Investing Cash Flows, Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2006, through March 31, 2008, aggregated $0.4 million. At March 31, 2008, we maintained a reserve of $0.6 million for future assessments with respect to currently impaired, insolvent or failed insurers.

Statutory Financial Accounting

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as the Statements of Statutory Accounting Principles set forth in publications of the National Association of Insurance Commissioners.

Statutory net gains from insurance operations before federal income taxes were $76.5 million for the first quarter of 2008, compared to $57.3 million for the first quarter of 2007. Statutory net gains from operations increased for the first quarter of 2008 compared to the first quarter of 2007 primarily due to a comparatively favorable benefit ratio.

Differences between Statutory and GAAP results for the first quarter of 2008 compared to the first quarter 2007 were due to a decrease in earnings from non-insurance subsidiaries and a decrease in capital gains that are deferred on a statutory basis. Statutory capital adjusted to exclude asset valuation reserves for our insurance subsidiaries totaled $1.19 billion and $1.01 billion at March 31, 2008 and 2007, respectively. The asset valuation reserve was $104.5 million and $98.8 million at March 31, 2008 and 2007, respectively.

Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7, Fair Value of Financial Instruments.”

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

Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill

DAC, VOBA, other intangible assets and goodwill are considered intangible assets. These intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. Our intangible assets are subject to impairment tests on an annual basis or more frequently if circumstances indicate that carrying values may not be recoverable.

Acquisition costs that we have deferred as DAC are those costs that vary with and primarily are related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $212.2 million and $202.3 million at March 31, 2008, and December 31, 2007, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA totaled $33.4 million and $34.4 million at March 31, 2008, and December 31, 2007, respectively. Upon adoption of SOP 05-1, the premium portion of the VOBA related to TIAA was recorded as a $10.0 million reduction to retained earnings.

VOBA related to the TIAA group long term disability claims, for which no further premiums are due, is amortized in proportion to expected gross profits. At March 31, 2008, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.0% and 26.8%, or $61.5 million and $8.9 million of the total balance for DAC and VOBA, respectively. At December 31, 2007, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.5% and 27.3%, or $59.7 million and $9.4 million of the total balance for DAC and VOBA, respectively.

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Investment income.

•	Interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions do vary from those assumed, we revise these assumptions annually to reflect the Company’s current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $0.7 million in the first quarter of 2008 and decreased $0.2 million for the first quarter of 2007. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were acquired primarily in connection with the purchase of Invesmart, the purchase of DPA, Inc. and with the acquisition of small investment advisory firms. Customer lists have a combined estimated weighted-average remaining life of approximately 9.1 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $51.5 million and $52.1 million at March 31, 2008, and December 31, 2007, respectively.

Goodwill totaled $36.1 million and $36.0 million at March 31, 2008, and December 31, 2007, respectively, and is related to the purchase of Invesmart, which is part of the Asset Management segment.

Reserves

Reserves represent amounts to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At March 31, 2008, these reserves represented approximately 88% of total reserves held or $4.55 billion. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported reserves associated with our disability products represented approximately 12% of total reserves held at March 31, 2008, or $645.0 million. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. These reserves represented less than 1% of total reserves held at March 31, 2008, or $7.4 million.

Reserves include policy reserves for claims not yet incurred, and claim reserves for liabilities for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves totaled $5.05 billion at March 31, 2008, and represented over 97% of total reserves, compared to $5.02 billion at December 31, 2007.

Policy Reserves

Policy reserves totaled $913.8 million and $908.3 million at March 31, 2008, and December 31, 2007, respectively. Policy reserves include reserves established for individual life and individual disability businesses.

Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. These reserves, related specifically to our individual disability block of business, totaled $166.8 million and $164.4 million at March 31, 2008, and December 31, 2007, respectively.

We continue to maintain a policy reserve for as long as a policy is in force, even after a separate claim reserve is established.

Assumptions used to calculate individual disability policy reserves may vary by the age, gender and occupation class of the claimant, the year of policy issue and specific contract provisions and limitations.

Individual disability policy reserves are sensitive to assumptions and considerations regarding:

•	Claim incidence rates.

•	Claim termination rates.

•	Discount rates used to value expected future claim payments and premiums.

•	Persistency rates.

•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.

•	Expense rates including inflation.

Policy reserves for our individual and group immediate annuity blocks of business totaled $145.5 million and $141.8 million at March 31, 2008, and December 31, 2007, respectively. These reserves are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts, and, therefore, there is no projected future premium.

Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.

•	Discount rates used to value expected future annuity payments.

Policy reserves for our individual life block of business totaled $601.5 million and $602.1 million at March 31, 2008, and December 31, 2007, respectively. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life Insurance Company under a reinsurance agreement.

Policy reserves are calculated using our best estimates of assumptions and considerations at the time the policy was issued, adjusted to allow for the effect of adverse deviations in actual experience. These assumptions are not subsequently modified unless policy reserves become inadequate, at which time, we may need to change assumptions to increase reserves.

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equals our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for incurred but not reported (“IBNR”) claims are determined using company experience and consider actual historical incidence rates, claim reporting patterns, and the average cost of claims. The IBNR reserves are calculated using a company derived formula based primarily upon premium, which is validated through a close examination of reserve run-out experience.

The claim reserves are related to group life and group and individual disability products offered by our Insurance Services segment. The following table sets forth total claim reserves segregated between reserves associated with life versus disability products:

	March 31, 2008	December 31, 2007
	(In millions)
Group life	$741.1	$735.6
Group disability	2,945.0	2,923.8
Individual disability	597.4	590.6

Total claim reserves	$4,283.5	$4,250.0

Unlike policy reserves, claim reserves are subject to revision as our current claim experience and expectations regarding future factors, which may influence claim experience, change. During each quarter, we monitor our emerging claim experience to ensure that the claim reserves remain appropriate and make adjustments to our assumptions based on actual experience and our expectations regarding future events as appropriate.

Assumptions used to calculate claim reserves may vary by the age, gender and occupation class of the claimant, the year the claim was incurred, time elapsed since disablement, and specific contract provisions and limitations.

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

Claim reserves for our group life and AD&D products are established for death claims reported but not yet paid, IBNR for death and waiver claims and waiver of premium benefits. The death claim reserve is based on the actual amount to be paid. The IBNR reserve is calculated using historical information, and the waiver of premium benefit is calculated using a tabular reserve method that takes into account company experience and published industry tables.

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are (1) the discount rate, (2) claim termination rate and (3) the claim incidence rate for policy reserves and IBNR claim reserves.

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected net investment yields. The discount rate used to calculate GAAP reserves for newly incurred long term disability claims decreased to 5.00% for the first quarter of 2008 from 5.35% for the fourth quarter of 2007. Based on our current size, a 25 basis point decrease in the discount rate would result in a short-term increase of approximately $2 million per quarter of benefits to policyholders, and a corresponding decrease to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In the first quarter of 2008, while we have experienced some variation in our claim termination experience, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

In 2007, we adopted a new group life waiver table; the Society of Actuaries Table 2005, to be used in the calculation of reserves for group life waiver claims incurred in 2007 and later. Adoption of this table resulted in a reduction in the amount of reserves established for new group life waiver claims of $7.3 million for the first quarter of 2008, and $15.5 million for the last nine months of 2007 compared to the reserves that would have been established using the prior table.

In 2007, as a result of continued favorable recovery patterns for our group long term disability insurance, partially offset by the recognition of the unique characteristics of a certain group, we released incurred but not reported reserves totaling $13.5 million.

In 2007, we adjusted the calculation of the incurred but not reported reserves related to pending group life waiver claims as a result of continued redundancy in the reserve. This resulted in a decrease in reserves of $6.0 million. There were no similar reserve reclasses in 2006 or 2005.

In 2007, we adjusted the termination assumptions associated with a small block of group long term disability reported reserves due to prolonged unfavorable reserve run-out experience for the block. This resulted in an increase in reserves of $16.8 million. There were no similar reserve increases in 2006 or 2005.

In 2006, we did adjust the claim termination rate assumptions for a small block of individual disability claims in light of a recently released industry table. This resulted in an increase in reserves of $6 million. These assumptions were further refined in 2007 and resulted in an additional increase in reserves of $7.4 million. Our block of business is relatively small, and, as a result, we view the new industry table as more credible for establishing reserve levels compared solely to our own experience. We will continue to monitor our developing experience in light of the availability of the new industry table and, if necessary, will adjust reserves accordingly.

Claim incidence rates, which affect our policy reserves and IBNR claim reserves, can also vary widely from quarter to quarter. Overall, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim incidence rates used in the calculation of policy reserves or IBNR claim reserves.

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our group insurance lines of business of approximately +/- 0.2% or $9 million. However, given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination rates over time could produce a change in reserves for our group insurance lines outside of this range.

Forward-looking Statements

Some of the statements contained in this Form 10-Q, including those relating to our strategy, growth prospects and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed below. As a provider of financial products and services, our results of operations may vary significantly in response to economic trends, interest rate changes, investment performance and claims experience. Caution should be used when extrapolating historical results or conditions to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements. Given these uncertainties or circumstances, readers are cautioned not to place undue reliance on such statements. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums and annuity deposits, cash flows, gross profits and profitability.

•	Availability of capital required to support business growth and the effective utilization of excess capital.

•	Integration and performance of business acquired through reinsurance or acquisition.

•	Financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level or changes in U.S. GAAP accounting principles, practices or policies.

•	Findings in litigation or other legal proceedings.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size.

•	Adequacy of asset/liability management.

•	Events of terrorism, natural disasters or other catastrophic events.

•	Changes in federal or state income taxes.

•	The use of proceeds from issuance of debt.

•	Growth in assets under administration including performance of equity investments in the separate account.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	The impact of rising benefit costs on employer budgets for employee benefits.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Concentration of risk that is especially inherent in group life products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Losses from a disease pandemic.

•	Achievement of anticipated levels of operating expenses.

•	Credit quality of the holdings in our investment portfolios.

•	The condition of the economy and expectations for interest rate changes.

•	The effect of changing levels of commercial mortgage loan prepayment fees on cash flows.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Concentration of commercial mortgage loan assets collateralized in California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp since those reported in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of StanCorp has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2008, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Mr. Chadee joined the Company as senior vice president and chief financial officer in April 2008, and therefore was not the chief financial officer at March 31, 2008.

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

Risk factors that may affect our business are as follows:

•

Our reserves for future policy benefits and claims related to our current and future business, as well as reserves related to businesses we may acquire in the future, may prove to be inadequate—For certain of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities, but are instead estimates based on assumptions, which can be materially affected by changes in the national or regional economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Claims experience on our products can fluctuate widely from period to period. If actual events vary materially from our assumptions used when establishing the reserves to meet our obligations for future policy benefits and claims, we may be required to increase our reserves, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Many of our subsidiaries are non-insurance businesses and have no regulatory restrictions on dividends. Our insurance subsidiaries, however, are regulated by insurance laws and regulations that limit the maximum amount of dividends, distributions and other payments that they could declare and pay to us without prior approval of the states in which the subsidiaries are domiciled. Under Oregon law, Standard Insurance Company may pay dividends only from the earned surplus arising from its business. Oregon law gives the Director of the Oregon Department of Consumer and Business Services—Insurances Division (“Oregon Insurance Division”) broad discretion regarding the approval of dividends. Oregon law requires us to receive the prior approval of the Oregon Insurance Division to pay a dividend if such dividend exceeds certain statutory limitations; however, it is at the Oregon Insurance Division’s discretion to request prior approval of dividends at any time. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends from Insurance Subsidiary.”

•

Our business may be affected by employment and wage growth—Two factors in the growth of StanCorp’s group insurance and retirement plans businesses are the employment levels, and salary and wage growth of its employer groups. A reduction in either of these factors may affect premium levels for our group businesses and revenues in our retirement plans business.

•

Our profitability may be adversely affected by declining equity markets—Sustained equity market declines could result in decreases in the value of the assets under administration in our retirement plans, which could reduce our ability to earn administrative fee income derived from the value of those assets.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1-31, 2008	124,200	$47.25	124,200	1,296,900
February 1-29, 2008	33,200	49.48	33,200	1,263,700
March 1-31, 2008	72,300	46.38	72,300	1,191,400

Total first quarter	229,700	47.30	229,700

On May 7, 2007, the board of directors authorized a share repurchase program of up to 6.0 million shares of StanCorp common stock. The share repurchase program will be effected in the open market or in negotiated transactions through December 31, 2008. The share repurchase program replaced our previous share repurchase program, which had 1.2 million shares remaining that expired upon authorization of the new program.

Included in the share repurchases during the first quarter of 2008 were 4,065 shares of common stock acquired from executive officers to cover tax liabilities of these officers resulting from the release of performance-based shares at a total cost of $0.2 million for a volume weighted-average price of $50.78 per common share, which reflects the market price on the transaction date.

In addition, the declaration or payment of dividends would be restricted if StanCorp elects to defer interest payments on its junior subordinated debt. If the Company elected to defer interest payments, the dividend restriction would be in place during the deferral period, which cannot exceed five years. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Capital Management—Dividends to Shareholders.”

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders, held on May 5, 2008, the following matters were submitted to a vote: the election of three directors to serve for three-year terms expiring in 2011, ratification of the appointment of Deloitte & Touche LLP, as Independent Registered Public Accounting Firm for the current year, approval of the amendments to the Amended 2002 Stock Incentive Plan and approval of the Amended and Restated Shareholder Rights Plan. The results of the voting on these matters were as follows:

	Votes For	Votes Withheld	Abstained	Broker Non-Votes
1. Election of Directors
Frederick W. Buckman	35,559,074	896,909	—	—
John E. Chapoton	35,822,765	633,218	—	—
Ronald E. Timpe	36,143,185	312,798	—	—

	Votes For	Votes Against	Abstained	Broker Non-Votes
2. Ratification of the Appointment of Independent Registered Public Accounting Firm	36,231,258	75,177	149,549	—
3. Approval of amendments to the Amended 2002 Stock Incentive Plan	25,489,565	5,362,326	225,400	5,378,692
4. Approval of Amended and Restated Shareholder Rights Plan	19,351,426	11,521,949	203,915	5,378,693

The directors whose terms of office continued are as follows:

Virginia L. Anderson

Stanley R. Fallis

Peter O. Kohler, M.D.

Jerome J. Meyer

Eric E. Parsons

Ralph R. Peterson

E. Kay Stepp

Michael G. Thorne

ITEM 5:	OTHER INFORMATION

On May 5, 2008, at the Annual meeting of Shareholders, the Shareholders approved proposals to approve amendments to the Amended 2002 Stock Incentive Plan and to approve the Amended and Restated Shareholder Rights Plan. The changes to the Shareholder Rights Plan will become effective April 20, 2009 upon adoption by the board of directors. The following summarizes the approved changes to the two agreements.

•

The amendments to the Amended 2002 Stock Incentive Plan included increasing the shares of common stock available for issuance by 1.9 million shares of which 400,000 are available for stock awards other than options. It also included increasing the maximum dollar-denominated performance awards granted to only one person in any year from $2 million to $3 million.

•	The Amended Rights Plan modified the existing plan in several ways that are considered progressive or ‘shareholder friendly’:

•	The Amended Rights Plan increased the stock ownership threshold of a potential acquirer that would trigger the issuance of the Rights under the Amended Rights Plan from 15 percent to 20 percent.

•	The Amended Rights Plan has a three-year term, compared to the existing rights plan, which has a ten-year term that is due to expire in April 2009.

•	The independent directors will assess on an annual basis whether the Amended Rights Agreement remains in the best interest of Shareholders.

•

The Amended Rights Plan also includes a “Qualifying Offer” provision that would, under certain circumstances, permit holders of at least 10 percent of the outstanding shares of common stock to request that a special meeting be convened for the purpose of voting on whether to exempt the offer from the Amended Rights Plan.

A copy of the agreements are attached hereto as Exhibit 10.1 and 10.2 and furnished herewith.

At the May 2008 Board of Directors meeting, the Board approved revisions to the Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group. A copy of the agreement is attached hereto as Exhibit 10.3 and furnished herewith.

ITEM 6:	EXHIBITS

Exhibit Index
Exhibit 10.1	Amended 2002 Stock Incentive Plan

Exhibit 10.2	Amended and Restated Rights Agreement—to become effective April 20, 2009 upon adoption by the Board of Directors

Exhibit 10.3	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement

Exhibit 10.4	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement—Directors

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
10.1	Amended 2002 Stock Incentive Plan	Filed herewith

10.2	Amended and Restated Rights Agreement—to become effective April 20, 2009 upon adoption by the Board of Directors	Filed herewith

10.3	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement	Filed herewith

10.4	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement—Directors	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith