Form 10-Q
period 2008-06-30
STANCORP FINANCIAL GROUP INC
filed 2008-08-05
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of July 25, 2008, there were 48,889,331 shares of the registrant’s common stock, no par value, outstanding.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(In millions—except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Premiums	$543.0	$518.1	$1,083.5	$1,010.1
Administrative fees	30.9	28.4	58.8	54.9
Net investment income	136.6	130.7	265.4	254.0
Net capital gains (losses)	(21.6)	0.7	(26.0)	1.6

Total revenues	688.9	677.9	1,381.7	1,320.6

Benefits and expenses:
Benefits to policyholders	409.2	409.9	820.9	791.9
Interest credited	27.8	28.0	49.0	53.6
Operating expenses	115.8	105.7	232.7	212.0
Commissions and bonuses	54.9	46.4	112.1	96.4
Premium taxes	9.4	9.3	18.4	18.2
Interest expense	9.9	6.3	19.6	10.8
Net increase in deferred acquisition costs, value of business acquired and other intangibles	(8.6)	(6.7)	(17.6)	(15.1)

Total benefits and expenses	618.4	598.9	1,235.1	1,167.8

Income before income taxes	70.5	79.0	146.6	152.8
Income taxes	22.1	26.9	47.9	52.4

Net income	48.4	52.1	98.7	100.4

Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale:
Unrealized capital losses on securities available-for-sale, net	(92.9)	(54.8)	(72.4)	(46.2)
Reclassification adjustment for net capital (gains) losses included in net income, net	14.9	(1.5)	13.7	(1.8)
Employee benefits plans:
Prior service cost arising during the period, net	—	—	—	(1.4)
Reclassification adjustment for amortization to net periodic pension cost, net	0.2	0.2	0.4	0.5

Total other comprehensive loss, net of tax	(77.8)	(56.1)	(58.3)	(48.9)

Comprehensive income (loss)	$(29.4)	$(4.0)	$40.4	$51.5

Net income per common share:
Basic	$0.99	$0.98	$2.02	$1.88
Diluted	0.98	0.97	2.00	1.86
Weighted-average common shares outstanding:
Basic	48,943,331	53,195,859	48,950,232	53,311,550
Diluted	49,414,086	53,735,309	49,387,519	53,846,800

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2008	December 31, 2007
A S S E T S
Investments:
Fixed maturity securities—available-for-sale	$5,285.9	$4,997.1
Short-term investments	1.8	4.5
Commercial mortgage loans, net	3,967.8	3,657.7
Real estate, net	72.2	71.8
Policy loans	3.8	3.9

Total investments	9,331.5	8,735.0
Cash and cash equivalents	72.2	205.8
Premiums and other receivables	101.5	106.8
Accrued investment income	100.5	93.1
Amounts recoverable from reinsurers	937.8	929.6
Deferred acquisition costs, value of business acquired, other intangibles and goodwill, net	345.7	324.8
Property and equipment, net	134.0	126.9
Deferred tax assets, net	11.9	—
Other assets	33.7	74.5
Separate account assets	4,157.8	4,386.4

Total Assets	$15,226.6	$14,982.9

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,246.0	$5,158.7
Other policyholder funds	3,533.3	3,153.8
Deferred tax liabilities, net	—	15.6
Short-term debt	22.0	4.0
Long-term debt	562.3	562.6
Other liabilities	239.4	272.8
Separate account liabilities	4,157.8	4,386.4

Total liabilities	13,760.8	13,553.9

Contingencies and commitments (See Note 9)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 49,029,174 and 49,155,131 shares issued at June 30, 2008, and December 31, 2007, respectively	263.5	267.1
Accumulated other comprehensive income (loss)	(41.5)	16.8
Retained earnings	1,243.8	1,145.1

Total shareholders’ equity	1,465.8	1,429.0

Total liabilities and shareholders’ equity	$15,226.6	$14,982.9

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

	Share	Amount
Balance, January 1, 2007	53,592,178	$479.9	$(8.1)	$992.7	$1,464.5
Net income	—	—	—	227.5	227.5
Cumulative adjustment to apply SOP 05-1, net of tax	—	—	—	(39.4)	(39.4)
Other comprehensive income, net of tax	—	—	24.9	—	24.9
Common stock:
Repurchased	(4,847,200)	(235.6)	—	—	(235.6)
Issued to directors	1,292	0.4	—	—	0.4
Issued under employee stock plans, net	408,861	22.4	—	—	22.4
Dividends declared on common stock	—	—	—	(35.7)	(35.7)

Balance, December 31, 2007	49,155,131	267.1	16.8	1,145.1	1,429.0

Net income	—	—	—	98.7	98.7
Other comprehensive loss, net of tax	—	—	(58.3)	—	(58.3)
Common stock:
Repurchased	(328,800)	(15.9)	—	—	(15.9)
Issued to directors	9,820	0.2	—	—	0.2
Issued under employee stock plans, net	193,023	12.1	—	—	12.1

Balance, June 30, 2008	49,029,174	$263.5	$(41.5)	$1,243.8	$1,465.8

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2008	2007
Operating:
Net income	$98.7	$100.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	26.0	1.7
Depreciation and amortization	67.9	47.1
Deferral of acquisition costs, value of business acquired, other intangibles and goodwill, net	(53.5)	(41.3)
Deferred income taxes	4.1	7.8
Changes in other assets and liabilities:
Receivables and accrued income	(9.0)	(13.3)
Future policy benefits and claims	87.3	115.8
Other, net	18.6	31.5

Net cash provided by operating activities	240.1	249.7

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	310.3	344.8
Commercial mortgage loans	497.8	463.4
Real estate	0.4	2.1
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(732.0)	(569.4)
Commercial mortgage loans	(818.2)	(665.7)
Real estate	(2.6)	(3.6)
Acquisitions	—	(0.7)
Other investments	—	(60.7)
Acquisition of property and equipment	(19.9)	(15.9)

Net cash used in investing activities	(764.2)	(505.7)

Financing:
Policyholder fund deposits	1,146.8	896.1
Policyholder fund withdrawals	(767.3)	(759.7)
Short-term debt	18.0	0.4
Long-term debt	(0.3)	296.5
Issuance of common stock	9.2	3.4
Repurchase of common stock	(15.9)	(43.6)

Net cash provided by financing activities	390.5	393.1

Increase (decrease) in cash and cash equivalents	(133.6)	137.1
Cash and cash equivalents, beginning of period	205.8	56.0

Cash and cash equivalents, end of period	$72.2	$193.1

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$74.7	$63.4
Income taxes	47.1	49.1

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp is a holding company for our insurance and asset management subsidiaries and is headquartered in Portland, Oregon. We are the parent company of Standard Insurance Company (“Standard”), a leading provider of group insurance products and services that offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance and group dental insurance. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states. Our asset management businesses offer full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, individual fixed annuities, group annuity contracts and retirement plan trust products, and limited trust services. The Company’s mortgage subsidiary originates and services small, fixed-rate commercial mortgage loans for the investment portfolios of its insurance subsidiaries and for participation to institutional investors. StanCorp operates through two segments: Insurance Services and Asset Management, each of which is described below. See “Note 4—Segments.”

StanCorp was incorporated under the laws of Oregon in 1998 as a parent holding company and conducts business through its subsidiaries: Standard; The Standard Life Insurance Company of New York; Standard Retirement Services, Inc. (“Standard Retirement Services”); StanCorp Equities, Inc. (“StanCorp Equities”); StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); StanCorp Real Estate, LLC (“StanCorp Real Estate”); and StanCorp Trust Company. The Company, through its subsidiaries, has operations throughout the United States.

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

Effective January 1, 2007, the administration and servicing operations of StanCorp’s retirement plans group annuity contracts and trust products began operating through Standard Retirement Services. Retirement plan products are offered in all 50 states through Standard or Standard Retirement Services.

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

StanCorp Real Estate is a property management company that owns and manages the Hillsboro, Oregon home office properties and other investment properties and manages the Portland, Oregon home office properties owned by Standard.

StanCorp Trust Company offers limited directed trust services to retirement plan clients.

StanCorp and Standard hold interests in low-income housing partnerships. Individually, the interests in these partnerships do not represent a significant variable interest pursuant to the definition of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (revised December 2003)—an interpretation of ARB No. 51, nor do they meet the requirements for consolidation. The total investment in these interests was $17.5 million and $17.8 million at June 30, 2008, and December 31, 2007, respectively.

Minority interest related to consolidated entities included in other liabilities was $0.5 million at June 30, 2008, and December 31, 2007.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2008, and for the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. Interim results for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. This report should be read in conjunction with the Company’s 2007 annual report on Form 10-K.

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

Net income per basic and diluted weighted-average common shares outstanding was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (in millions)	$48.4	$52.1	$98.7	$100.4

Basic weighted-average common shares outstanding	48,943,331	53,195,859	48,950,232	53,311,550
Stock options	462,755	526,823	422,786	512,897
Restricted stock	8,000	12,627	14,501	22,353

Diluted weighted-average common shares outstanding	49,414,086	53,735,309	49,387,519	53,846,800

Net income per common share:
Net income per basic common share	$0.99	$0.98	$2.02	$1.88
Net income per diluted common share	0.98	0.97	2.00	1.86
Antidilutive shares not included in net income per diluted common share calculation	40,250	367,900	372,175	388,600

3.	SHARE-BASED COMPENSATION

The Company has three share-based compensation plans: the 1999 Omnibus Stock Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Employee Share Purchase Plan (“ESPP”).

The 2002 Stock Incentive Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The 2002 plan was authorized as a replacement for the 1999 Omnibus Stock Incentive Plan. Substantially all of the authorized shares in the 1999 plan have been issued or optioned as of June 30, 2008, and 2.6 million shares or options for shares had been issued under the 2002 plan. At the May 5, 2008, annual meeting of shareholders, the shareholders approved amending the 2002 plan to increase the number of shares available by 1.9 million shares. The maximum number of shares of common stock that may be issued under this plan, following the amendment, is 4.8 million, of which 2.2 million are still available.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this footnote.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $1.9 million and $1.4 million for the second quarters of 2008 and 2007, respectively. The related tax benefits were $0.7 million and $0.5 million for the same periods, respectively. Income before income taxes included compensation cost related to all share-based compensation arrangements of $5.3 million and $4.2 million for the first six months of 2008 and 2007, respectively. The related tax benefits were $1.9 million and $1.5 million for the same periods, respectively.

The Company has provided three types of share-based compensation pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan: option grants to directors, officers and certain non-officer employees; restricted stock grants to officers; and stock retainer fees to directors.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors and executive officers typically receive annual grants in amounts determined by the organization and compensation committee of the board of directors. Options are granted with an exercise price equal to the market closing price of the stock on the date of grant. Directors’ options vest in one year with all others vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the change of control agreement. Options generally expire 10 years from the grant date. There were 369,450 options and 430,800 options granted in the first six months of 2008 and 2007, respectively, at a weighted-average exercise price of $50.05 and $45.69, respectively.

The fair value of each option award under the share-based compensation plans was estimated using the Black-Scholes option-pricing model as of the grant date. The weighted-average grant date fair value of options granted was $12.37 during the first six months of 2008, compared to $11.72 during the first six months of 2007.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. At June 30, 2008, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $7.9 million. This cost will be recognized over the next four years.

Restricted Stock Grants

Restricted stock grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.8 million shares available for issuance as restricted stock at June 30, 2008.

Performance-based shares

Performance-based awards are made to designated officers each year and vest with respect to all or a portion of the awards based on the Company’s financial performance for a given year. Awards are long-term incentive awards that culminate in future grants of stock to executives (“Stock Performance Units”). Stock Performance Units granted represent the maximum number of shares to be issued, and Stock Performance Units are generally granted two years before the performance period. Stock is issued at the end of the performance period based on satisfaction of employment and financial performance conditions, with a portion of the shares withheld to cover required tax withholding. The granting of Stock Performance Units replaced the Company’s previous method of granting restricted stock along with cash units that were tied to the value of the Company’s stock at the time the restrictions were lifted.

The compensation cost of these awards was measured using an estimate of the number of shares of StanCorp stock that will vest at the end of the performance period, multiplied by the fair market value. During the first six months of 2008 and 2007, there were 62,962 and 83,655 Stock Performance Units granted. There were no performance-based shares vested or cash units paid in the second quarter of 2008 or 2007. The total value of performance-based shares vested and cash units paid was $1.8 million for the first six months of 2008, compared to $2.2 million for the same period in 2007.

The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance and (for cash units) the price of the Company’s stock on the vesting dates. Assuming that the maximum target is achieved for each performance goal, and valuing cash units at the price of StanCorp stock on June 30, 2008, $7.5 million in additional compensation cost would be recognized through 2010. The target or expected payout is 70% of the total or approximately $4.6 million. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Retention-based shares

At June 30, 2008, there were 8,000 shares of retention-based restricted stock outstanding that were granted in 2006. There was $0.1 million of total unrecognized compensation cost related to unvested retention-based shares at June 30, 2008, which will be recognized by the end of 2008.

Stock Retainer Fees to Directors

Prior to May 7, 2007, the Company used StanCorp common stock pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan to pay a portion of the retainer fees to members of the Company’s board of directors each quarter. Total retainer fees were fixed in dollars. Directors received one-third of the retainer fees in stock and received the remainder in cash. The number of shares issued varied according to the market value of the stock on the date of the issue. The shares were fully vested when issued. There were 303 shares issued in the second quarter of 2007 and 1,292 issued in the first six months of 2007 as compensation for directors’ retainer fees.

On November 6, 2006, the board of directors of StanCorp approved a new director compensation schedule that became effective May 7, 2007. Under the new schedule, each director who is not an employee of StanCorp or Standard receives cash retainer fees that the Company pays quarterly. Additionally, each director receives 1,000 shares of common stock on the day preceding the annual shareholders meeting. The first such payment was made in May 2008.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.7 million shares remained available at June 30, 2008. The Company’s compensation cost resulting from the ESPP was $0.4 million and $0.3 million for the second quarters of 2008 and 2007, respectively. The related tax benefit was $0.1 million and $0.1 million for the same periods, respectively. The compensation costs resulting from the ESPP were $0.9 million and $0.7 million for the first six months of 2008 and 2007, respectively, and the related tax benefits were $0.3 million for the same periods.

4.	SEGMENTS

StanCorp’s operations include two reportable segments: Insurance Services and Asset Management, as well as an Other category for activity outside of the two segments. Resources are allocated, and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed annuities, group annuity contracts and retirement plan trust products, and limited trust services. In the third quarter of 2007, the Asset Management segment added $1.7 billion of assets under administration acquired from DPA, Inc., a retirement business based in Portland, Oregon.

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in “Other.”

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$219.5	$196.4	$434.7	$387.5
Group long term disability	219.9	226.6	437.0	432.7
Group short term disability	54.6	54.1	108.5	107.0
Group dental	19.0	18.2	37.4	36.4
Experience rated refunds	(13.3)	(13.4)	(23.4)	(24.4)

Total Group insurance	499.7	481.9	994.2	939.2
Individual disability insurance	34.3	31.0	74.1	63.5

Total Insurance Services premiums	534.0	512.9	1,068.3	1,002.7

Asset Management:
Retirement plans	0.2	0.1	0.6	0.3
Individual annuities	8.8	5.1	14.6	7.1

Total Asset Management premiums	9.0	5.2	15.2	7.4

Total premiums	$543.0	$518.1	$1,083.5	$1,010.1

Administrative fees:
Insurance Services:
Group insurance	$2.3	$1.9	$4.5	$3.9
Individual disability insurance	0.1	—	0.2	—

Total Insurance Services administrative fees	2.4	1.9	4.7	3.9

Asset Management:
Retirement plans	26.2	24.7	49.8	47.6
Other financial services businesses	5.5	4.7	10.7	9.2

Total Asset Management administrative fees	31.7	29.4	60.5	56.8

Other	(3.2)	(2.9)	(6.4)	(5.8)

Total administrative fees	$30.9	$28.4	$58.8	$54.9

Net investment income:
Insurance Services:
Group insurance	$73.0	$68.5	$143.9	$136.1
Individual disability insurance	12.3	13.0	24.3	25.0

Total Insurance Services net investment income	85.3	81.5	168.2	161.1

Asset Management:
Retirement plans	21.5	20.5	42.7	41.9
Individual annuities	21.1	18.2	35.1	35.4
Other financial services businesses	5.5	4.9	10.2	7.6

Total Asset Management net investment income	48.1	43.6	88.0	84.9

Other	3.2	5.6	9.2	8.0

Total net investment income	$136.6	$130.7	$265.4	$254.0

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
		(In millions)
Three months ended June 30, 2008:
Revenues:
Premiums	$534.0	$9.0	$—	$543.0
Administrative fees	2.4	31.7	(3.2)	30.9
Net investment income	85.3	48.1	3.2	136.6
Net capital losses	—	—	(21.6)	(21.6)

Total revenues	621.7	88.8	(21.6)	688.9

Benefits and expenses:
Benefits to policyholders	397.9	11.3	—	409.2
Interest credited	2.7	25.1	—	27.8
Operating expenses	83.7	32.1	—	115.8
Commissions and bonuses	43.0	11.9	—	54.9
Premium taxes	9.4	—	—	9.4
Interest expense	—	0.1	9.8	9.9
Net increase in deferred acquisition costs, value of business acquired and intangibles	(4.3)	(4.3)	—	(8.6)

Total benefits and expenses	532.4	76.2	9.8	618.4

Income (loss) before income taxes	$89.3	$12.6	$(31.4)	$70.5

	Insurance Services	Asset Management	Other	Total
		(In millions)
Three months ended June 30, 2007:
Revenues:
Premiums	$512.9	$5.2	$—	$518.1
Administrative fees	1.9	29.4	(2.9)	28.4
Net investment income	81.5	43.6	5.6	130.7
Net capital gains	—	—	0.7	0.7

Total revenues	596.3	78.2	3.4	677.9

Benefits and expenses:
Benefits to policyholders	402.7	7.2	—	409.9
Interest credited	4.0	24.0	—	28.0
Operating expenses	74.1	28.8	2.8	105.7
Commissions and bonuses	38.9	7.5	—	46.4
Premium taxes	9.3	—	—	9.3
Interest expense	—	0.1	6.2	6.3
Net increase in deferred acquisition costs, value of business acquired and intangibles	(5.1)	(1.6)	—	(6.7)

Total benefits and expenses	523.9	66.0	9.0	598.9

Income (loss) before income taxes	$72.4	$12.2	$(5.6)	$79.0

	Insurance Services	Asset Management	Other	Total
		(In millions)
Six months ended June 30, 2008:
Revenues:
Premiums	$1,068.3	$15.2	$—	$1,083.5
Administrative fees	4.7	60.5	(6.4)	58.8
Net investment income	168.2	88.0	9.2	265.4
Net capital losses	—	—	(26.0)	(26.0)

Total revenues	1,241.2	163.7	(23.2)	1,381.7

Benefits and expenses:
Benefits to policyholders	801.3	19.6	—	820.9
Interest credited	6.4	42.6	—	49.0
Operating expenses	168.4	64.4	(0.1)	232.7
Commissions and bonuses	89.7	22.4	—	112.1
Premium taxes	18.4	—	—	18.4
Interest expense	—	0.2	19.4	19.6
Net increase in deferred acquisition costs, value of business acquired and intangibles	(11.2)	(6.4)	—	(17.6)

Total benefits and expenses	1,073.0	142.8	19.3	1,235.1

Income (loss) before income taxes	$168.2	$20.9	$(42.5)	$146.6

Total assets	$7,296.5	$7,776.2	$153.9	$15,226.6

	Insurance Services	Asset Management	Other	Total
		(In millions)
Six months ended June 30, 2007:
Revenues:
Premiums	$1,002.7	$7.4	$—	$1,010.1
Administrative fees	3.9	56.8	(5.8)	54.9
Net investment income	161.1	84.9	8.0	254.0
Net capital gains	—	—	1.6	1.6

Total revenues	1,167.7	149.1	3.8	1,320.6

Benefits and expenses:
Benefits to policyholders	780.4	11.5	—	791.9
Interest credited	7.8	45.8	—	53.6
Operating expenses	152.5	57.0	2.5	212.0
Commissions and bonuses	81.2	15.2	—	96.4
Premium taxes	18.2	—	—	18.2
Interest expense	—	0.2	10.6	10.8
Net increase in deferred acquisition costs, value of business acquired and intangibles	(11.9)	(3.2)	—	(15.1)

Total benefits and expenses	1,028.2	126.5	13.1	1,167.8

Income (loss) before income taxes	$139.5	$22.6	$(9.3)	$152.8

Total assets	$6,967.4	$7,409.6	$365.3	$14,742.3

5.	RETIREMENT BENEFITS

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

The following tables set forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for pension benefits and postretirement benefits:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$2.3	$2.2	$4.8	$4.4
Interest cost	3.3	3.6	6.9	7.2
Expected return on plan assets	(4.5)	(4.2)	(9.1)	(8.4)
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial loss	0.4	0.5	0.8	1.0

Net periodic benefit cost	1.4	2.0	3.2	4.0

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service credit	0.1	0.1	0.2	0.2
Amortization of net actuarial loss	(0.4)	(0.5)	(0.8)	(1.0)

Total recognized in other comprehensive (income) loss	(0.3)	(0.4)	(0.6)	(0.8)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1.1	$1.6	$2.6	$3.2

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$0.2	$0.2	$0.3	$0.4
Interest cost	0.3	0.3	0.7	0.6
Expected return on plan assets	(0.1)	(0.2)	(0.4)	(0.4)
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial gain	(0.1)	—	(0.1)	—

Net periodic benefit cost	0.2	0.2	0.3	0.4

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service credit	0.1	0.1	0.2	0.2
Amortization of net actuarial gain	0.1	—	0.1	—

Total recognized in other comprehensive (income) loss	0.2	0.1	0.3	0.2

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$0.4	$0.3	$0.6	$0.6

The Company is not obligated to make any contributions to its pension plans for 2008.

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Standard Retirement Services under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.7 million and $2.3 million for the second quarters of 2008 and 2007, respectively, and $5.7 million and $4.6 million for the first six months of 2008 and 2007, respectively.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Expenses for the non-qualified plan were $0.7 million and $0.6 million for the second quarters of 2008 and 2007, respectively, and $1.2 million for the first six months of both 2008 and 2007. Furthermore, gains of $0.1 million, net of tax, were reported in other comprehensive income for the second quarters of both 2008 and 2007, and gains of $0.2 million, net of tax, were reported in other comprehensive income for the first six months of both 2008 and 2007. There was $20.4 million and $19.9 million reported in other liabilities for the non-qualified plan at June 30, 2008, and December 31, 2007, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $9.2 million and $8.9 million at June 30, 2008, and December 31, 2007, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company markets indexed annuities, which permit the holder to elect an interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 index, subject to an upper limit or cap. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the Company estimate the fair value of the index-based interest rate guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to hedge the guarantees, discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior. The interest credited to policyholders relating to the change in the fair value of the index-based interest guarantees decreased $2.4 million and $8.9 million for the second quarter and first six months of 2008, respectively, compared to increases of $1.2 million and $1.3 million for the second quarter and first six months of 2007, respectively. The decreases for the second quarter and first six months of 2008 were primarily due to the decline, on average, of the S&P 500 Index during 2008 compared to 2007.

The Company purchases S&P 500 Index options in conjunction with its sales of indexed annuities. SFAS No. 133 requires companies to recognize all derivative investments as assets in the balance sheet at fair value. These investments are highly correlated to the portfolio allocation decisions of its policyholders, such that the Company is economically hedged with respect to index-based interest rate guarantees for the current reset period. However, the Company does not use hedge accounting. The fair value of the Company’s derivative instruments of $2.4 million and $6.0 million at June 30, 2008, and December 31, 2007, respectively, is included in fixed maturity securities in the consolidated balance sheets. The changes in fair value associated with these investments were decreases of $2.0 million and $7.0 million for the second quarter and first six months of 2008, respectively, compared to increases of $0.9 million for both the second quarter and first six months of 2007, and was accounted for in the net investment income section of the income statement. For additional fair value information, see “Note 7—Fair Value of Financial Instruments.”

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

Fixed maturity securities—available-for-sale are placed into two groups depending on the valuation technique used to determine the fair value of the securities. Fixed maturity securities totaling $5.24 billion, or approximately 99%, were valued using the market approach and Level 1 measurement based on quoted market prices where available. The remaining $48.3 million of fixed maturity securities were valued using the income approach and Level 2 measurement, where the expected future cash flows for the fixed maturity securities were discounted to present value based on information such as credit quality, market conditions and credit spread, which is the difference between the yields for the fixed maturity securities in relation to comparable U.S. Treasury rates. The Company recorded an other-than-temporary impairment of our fixed maturity securities of $21.6 million during the second quarter of 2008, primarily due to a decline in the market value of investments we hold in certain bond insurers.

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

The following table sets forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis at June 30, 2008:

	Total	Level 1	Level 2	Level 3
		(In millions)
Assets:
Fixed maturity securities—available-for-sale	$5,285.9	$5,237.6	$48.3	$—
S&P 500 index options	2.4	—	—	2.4
Liabilities:
Index-based interest guarantees	$(24.6)	$—	$—	$(24.6)

The following table sets forth the changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2008:

	S&P 500 Index Options	Index-Based Interest Guarantees
	(In millions)
Balance, December 31, 2007	$6.0	$(26.3)
Total net gains (losses) included in:
Net investment income	(4.9)	—
Interest credited	—	6.5
Purchases, sales, issuances and settlements, net	1.2	(3.8)

Balance, March 31, 2008	2.3	(23.6)

Total net gains (losses) included in:
Net investment income	(2.1)	—
Interest credited	—	2.4
Purchases, sales, issuances and settlements, net	2.2	(3.4)

Balance, June 30, 2008	$2.4	$(24.6)

Net unrealized gains (losses) included in income before income taxes for assets and liabilities held at fair value at June 30, 2008:
For the three months ended June 30, 2008	$(2.1)	$2.4
For the six months ended June 30, 2008	(7.0)	8.9

8.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”), OTHER INTANGIBLE ASSETS AND GOODWILL

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

Acquisition costs that the Company has deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $226.8 million and $202.3 million at June 30, 2008, and December 31, 2007, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization period was up to 10 years for VOBA that was amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA totaled $32.5 million and $34.4 million at June 30, 2008, and December 31, 2007, respectively. Upon adoption of SOP 05-1, the premium portion of the VOBA related to TIAA was recorded as a $10.0 million reduction to retained earnings.

VOBA related to the TIAA group long term disability claims, for which no further premiums are due, is amortized in proportion to expected gross profits. At June 30, 2008, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 31.1% and 26.2%, or $70.5 million and $8.5 million of the total balance for DAC and VOBA, respectively. At December 31, 2007, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.5% and 27.3%, or $59.7 million and $9.4 million of the total balance for DAC and VOBA, respectively.

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions do vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $0.1 million and $0.8 million in the second quarter and first six months of 2008, respectively, and decreased $0.2 million and $0.4 million for the same periods of 2007. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were acquired primarily in connection with the purchase of Invesmart, Inc. (“Invesmart”), the purchase of DPA, Inc. and with the acquisition of small investment advisory firms. Customer lists have a combined estimated weighted-average remaining life of approximately 8.9 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $50.4 million and $52.1 million at June 30, 2008, and December 31, 2007, respectively.

Goodwill totaled $36.0 million at June 30, 2008, and December 31, 2007, and is related to the purchase of Invesmart, which is part of the Asset Management segment.

The following table sets forth activity for DAC, VOBA, other intangible assets and goodwill:

	For the Six Months Ended June 30, 2008	For the Year Ended December 31, 2007
	(In millions)
Carrying value at beginning of period:
DAC	$202.3	$208.5
VOBA	34.4	53.7
Other intangible assets	52.1	47.0
Goodwill	36.0	33.5

Total balance at beginning of period	324.8	342.7

Deferred or acquired:
DAC	52.6	86.2
Other intangible assets	0.9	9.0
Goodwill	—	2.5

Total deferred or acquired	53.5	97.7

Amortized during period:
DAC	(28.1)	(47.1)
VOBA	(1.9)	(3.9)
Other intangible assets	(2.6)	(3.9)

Total amortized during period	(32.6)	(54.9)

Adjustment to apply SOP 05-1:
DAC	—	(45.3)
VOBA	—	(15.4)

Total adjustment during period	—	(60.7)

Carrying value at end of period, net:
DAC	226.8	202.3
VOBA	32.5	34.4
Other intangible assets	50.4	52.1
Goodwill	36.0	36.0

Total carrying value at end of period	$345.7	$324.8

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for the remainder of 2008 and each of the next five years is as follows:

Amount
(In millions)
2008	$4.4
2009	7.8
2010	7.3
2011	7.1
2012	7.2
2013	7.4

9.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at June 30, 2008. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The Company maintains a $200 million senior unsecured revolving credit facility (“Facility”). On June 15, 2008, the Facility was amended to extend the expiry date by one year to June 15, 2013. The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. Borrowings under the Facility will continue to be used to provide for the working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the Facility agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At June 30, 2008, StanCorp was in compliance with all covenants under the Facility and had a $17.5 million outstanding balance on the Facility.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. The new statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (formerly referred to as “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be identified and included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement also includes expanded disclosure requirements regarding interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company has performed an analysis of the impact that the adoption of SFAS No. 160 will have on our financial statements, and we do not expect it to have a material effect.

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

In April 2008, the FASB finalized FASB Staff Position (FSP) FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other U.S. generally accepted accounting principles. In addition, this FSP requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Earlier adoption is prohibited. Therefore, the Company will adopt FSP FAS No. 142-3 on January 1, 2009. The Company does not expect the adoption to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides a consistent framework, or hierarchy, for selecting the accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy of accounting principles within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company has previously utilized the guidance within SAS No. 69, and, therefore, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have made certain statements, which are predictive in nature and not based on historical facts, in this Form 10-Q and, from time to time, in our public filings, news releases and oral presentations and discussions. These statements are “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed or implied. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. See “Forward-looking Statements.”

Executive Summary

Financial Results Overview

Net income per diluted share was $0.98 for the second quarter of 2008, compared to $0.97 for the second quarter of 2007. Net income for these same periods was $48.4 million and $52.1 million, respectively. Results for the second quarter reflected premium growth and comparatively favorable claims experience for the group insurance businesses, and a 4.3 million reduction in diluted weighted-average shares outstanding primarily from share repurchases. These factors were largely offset by a $14.0 million after-tax net capital loss primarily related to the other-than-temporary impairment of debt security holdings of certain bond insurers.

Net income per diluted share was $2.00 for the first six months of 2008, compared to $1.86 for the same period in 2007. Net income for these same periods was $98.7 million and $100.4 million, respectively. Results for the first six months reflected premium growth, comparatively favorable claims experience for the group insurance businesses and a 4.5 million reduction in diluted weighted-average shares outstanding primarily from share repurchases. These factors were partially offset by a year-to-date after-tax net capital loss of $16.8 million.

Outlook

For 2008, we will continue to focus on our long-term objectives and address challenges that may arise with financial discipline and from a position of superior financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high quality customer service.

At this time the Company has the following expectations for 2008:

•	Premium growth will be at or below the low end of its previously stated 2008 range of 6% to 8%.

•

The annual group insurance benefit ratio will be in the range of 77.5% to 79.5%. However, actual experience over the past four years indicates that the benefit ratio for 2008 could be at the lower end of the range.

Consolidated Results of Operations

Revenues

Revenues primarily consist of premiums, administrative fees and net investment income. Total revenues increased 1.6% to $688.9 million for the second quarter of 2008, compared to $677.9 million for the second quarter of 2007. Total revenues increased 4.6% to $1.38 billion for the first six months of 2008, compared to $1.32 billion for the first six months of 2007.

The following table sets forth percentages of premium and administrative fee growth, and net investment income growth by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Premium and administrative fee growth:
Insurance Services	4.2%	6.8%	6.6%	5.4%
Asset Management	17.6	135.4	17.9	117.6
Consolidated total premium and administrative fee growth	5.0	10.5	7.3	8.7
Net investment income growth:
Insurance Services	4.7%	6.3%	4.4%	4.6%
Asset Management	10.3	18.8	3.7	17.3
Consolidated total net investment income growth	4.5	11.2	4.5	7.4
Total revenue growth	1.6%	10.8%	4.6%	8.8%

Premiums and Administrative Fees

Premium growth in our Insurance Services segment and administrative fee growth in our Asset Management segment are the primary drivers of consolidated growth. Premiums for the Insurance Services segment increased 4.1% to $534.0 million for the second quarter of 2008 compared to the same period in 2007, and increased 6.5% to $1.07 billion for the first six months of 2008, compared to the same period in 2007. Premiums in the second quarter and first six months of 2007 included a single premium of $19.3 million related to a reserve buyout. The increase in premiums was primarily due to growth in our group insurance businesses. Group insurance premium growth was driven by some large case sales in the last six months of 2007. These 2007 sales continued to benefit premium growth in the first six months of 2008. See “Business Segments—Insurance Services Segment.” Administrative fees for our Asset Management segment increased 7.8% to $31.7 million for the second quarter of 2008 compared to the same period in 2007, and increased 6.5% to $60.5 million for the first six months of 2008 compared to the same period in 2007. Administrative fee growth in our Asset Management segment reflected growth in our retirement plan business as evidenced by growth in assets under administration, and by the acquisition of DPA, Inc. in the third quarter of 2007, which added approximately $2.6 million in administrative fees for the first six months of 2008. In addition, administrative fee growth also reflected increased fee revenue related to the origination and servicing of commercial mortgage loans participated to third party investors.

Net Investment Income

Net investment income increased 4.5% to $136.6 million for the second quarter of 2008 compared to the second quarter of 2007, and increased 4.5% to $265.4 million for the first six months of 2008 compared to the first six months of 2007. Net investment income primarily is affected by changes in levels of invested assets, interest rates, the change in fair value of derivative assets and commercial mortgage loan prepayment fees.

The increase in net investment income for the second quarter of 2008 compared to the same period in 2007 was primarily due to an increase of 8.4% to $9.21 billion in average invested assets, primarily resulting from business growth, as evidenced by premium growth in our insurance businesses, and growth in average assets under administration for the retirement plans general account and individual fixed annuities. Average invested assets do not include cash and cash equivalents. The increase in net investment income was partially offset by a decrease in the fair value of derivative assets and slightly lower portfolio yields of fixed maturity securities and commercial mortgage loans. The fair value adjustment to derivative assets resulted in a decrease of $2.0 million and $7.0 million for the second quarter and first six months of 2008, respectively, compared to an increase of $0.9 million for both the second quarter and first six months of 2007. The portfolio yields for our fixed maturity securities and commercial mortgage loan portfolios decreased to 5.54% and 6.36%, respectively, at June 30, 2008, compared to 5.56% and 6.37%, respectively, at June 30, 2007.

Net Capital Gains (Losses)

Net capital gains and losses are reported in “Other.” Net capital losses were $21.6 million before tax for the second quarter of 2008, compared to net capital gains of $0.7 million before tax for the second quarter of 2007. Net capital losses were $26.0 million before tax for the first six months of 2008, compared to net capital gains of $1.6 million before tax for the first six months of 2007. Net capital gains and losses occur as a result of other-than-temporary impairment or sale of the Company’s assets, neither of which is likely to occur in regular patterns. The net capital losses in the first six months of 2008 were primarily the result of other-than-temporary impairments of debt security holdings of certain bond insurers in the second quarter and losses on disposal of fixed maturity securities.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders are affected by four primary factors: reserves that are established in part based on premium levels, claims experience, assumptions used to establish related reserves and current and future benefits on life-contingent annuities. Benefits to policyholders decreased 0.2% to $409.2 million for the second quarter of 2008 compared to the second quarter of 2007. Benefits to policyholders increased 3.7% to $820.9 million for the first six months of 2008 compared to the first six months of 2007. The slight decrease in benefits to policyholders in the second quarter of 2008 was due to favorable claims experience in the Insurance Services segment, partially offset by the increase in individual annuity reserves related to new individual annuity sales in the Asset Management segment. The increase in benefits to policyholders for the first six months of 2008 was primarily due to business growth, as evidenced by premium growth, in both the Insurance Services and Asset Management segments. The business growth in the first six months of 2008 was partially offset by comparatively favorable claims experience in our group insurance business.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits in the asset management segment and interest paid on life insurance proceeds on deposit in the insurance services segment. Consolidated interest credited decreased 0.7% to $27.8 million for the second quarter of 2008 compared to the second quarter of 2007, and decreased 8.6% to $49.0 million for the first six months of 2008 compared to the same period in 2007. The decrease in interest credited for the second quarter of 2008 compared to the second quarter of 2007 was primarily due to lower interest rates on life insurance proceeds on deposit partially offset by increased interest resulting from increased individual annuity assets under administration. The decrease in interest credited for the first six months of 2008 compared to the first six months of 2007 was primarily related to a decline in the S&P 500 index, which is used in valuing the indexed annuities and lower interest rates on life insurance proceeds on deposit. The decrease in the S&P 500 index was partially offset by increased interest resulting from increased individual annuity assets under administration in the first six months of 2008.

Operating Expenses

Operating expenses increased 9.6% to $115.8 million for the second quarter of 2008 compared to the second quarter of 2007. Operating expenses increased 9.8% to $232.7 million for the first six months of 2008 compared to the same period in 2007. The increased operating expenses were due to business growth, as evidenced by premium growth, and technology infrastructure costs related to the integration of group annuity and trust product platforms used to administer our retirement plans business. See “Business Segments—Asset Management Segment.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and factors such as customer retention, sales, growth in assets under administration and profitability of the business in each of our segments. Commissions and bonuses increased 18.3% to $54.9 million for the second quarter of 2008 compared to the same period in 2007. Commissions and bonuses increased 16.3% to $112.1 million for the first six months of 2008 compared to the same period in 2007. The increases were primarily due to premium growth in our insurance businesses and strong individual annuity sales in the first six months of 2008.

Net Increase in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period, which averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. The Company’s intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were acquired through the purchase of Invesmart, Inc. (“Invesmart”), DPA, Inc. and several small investment advisory firms. The customer lists are amortized over 10 years. The amortization for the marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. The net deferral for DAC, VOBA and intangibles for the second quarter of 2008 increased $1.9 million compared to the same period in 2007, and increased $2.5 million for the first six months of 2008 compared to the same period in 2007, primarily as a result of commissions paid in connection with increased individual fixed annuity sales. In addition, a cumulative effect adjustment of $39.4 million after-tax was recorded as a reduction to retained earnings as of January 1, 2007, as a result of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill.”

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 31.3% and 34.1% for the second quarters of 2008 and 2007, respectively, and 32.7% and 34.3% for the first six months of 2008 and 2007, respectively. The lower effective income tax rates in 2008 compared to 2007 were primarily the result of the favorable resolution of prior year tax matters and a change in the apportionment of Oregon state income taxes. At June 30, 2008, the years open for audit by the Internal Revenue Service are 2004 through 2007. The federal statute of limitations for the 2004 tax year expires in September 2008.

Business Segments

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category for activities outside of the two segments. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed annuities, group annuity contracts and retirement plan trust products, and limited trust services.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding net capital gains and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Insurance Services	87.5%	88.1%	88.2%	88.5%
Asset Management	12.5	11.5	11.6	11.3

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in the Other category.

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $89.3 million for the second quarter of 2008, compared to $72.4 million for the second quarter of 2007. Income before income taxes for the Insurance Services segment was $168.2 million for the first six months of 2008, compared to $139.5 million for the first six months of 2007. Results for the comparative periods reflected premium growth and comparatively favorable claims experience in our group insurance business, partially offset by comparatively unfavorable claims experience in our individual disability business.

The following table sets forth key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Dollars in millions)
Premiums:
Group life and AD&D	$219.5	$196.4	$434.7	$387.5
Group long term disability	219.9	226.6	437.0	432.7
Group short term disability	54.6	54.1	108.5	107.0
Group dental	19.0	18.2	37.4	36.4
Experience rated refunds	(13.3)	(13.4)	(23.4)	(24.4)
Individual disability	34.3	31.0	74.1	63.5

Total premiums	$534.0	$512.9	$1,068.3	$1,002.7

Group insurance sales (annualized new premiums) reported at contract effective date	$43.0	$58.3	$163.8	$178.4
Individual disability sales (annualized new premiums)	6.1	6.1	11.8	11.0
Group insurance benefit ratio (% of premiums)	74.4%	79.0%	75.5%	79.3%
Individual disability benefit ratio (% of premiums)	84.3	84.2	76.9	68.5
Segment operating expense ratio (% of premiums)	15.7	14.4	15.8	15.2

Revenues

Revenues for the Insurance Services segment increased 4.3% to $621.7 million for the second quarter of 2008 compared to the same period in 2007, and increased 6.3% to $1.24 billion for the first six months of 2008 compared to the same period in 2007. The growth in revenues for both comparative periods was primarily due to increased premiums and net investment income in our group insurance business.

Premiums

Premiums for the Insurance Services segment increased 4.1% to $534.0 million for the second quarter of 2008 compared to the same period in 2007, and increased 6.5% to $1.07 billion for the first six months of 2008 compared to the same period in 2007. Premiums for the second quarter of 2007 included a single reserve buyout of $19.3 million. Adjusted for the 2007 reserve buyout, premium growth for the second quarter of 2008 compared to the second quarter of 2007 was 8.2%. Premium growth for the first six months of 2008 compared to 2007, adjusted for the reserve buyout, was 8.6%. The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines primarily due to employment and wage rate growth from existing group policyholders.

Sales.    Sales of our group insurance products reported as annualized new premiums were $43.0 million and $58.3 million for the second quarters of 2008 and 2007, respectively. Sales of our group insurance products reported as annualized new premiums were $163.8 million and $178.4 million for the first six months of 2008 and 2007, respectively. The group insurance market continues to reflect a price-competitive sales environment. Sales in the second quarter of 2007 included a single premium sale of $19.3 million related to a reserve buyout. Excluding the single premium sale of $19.3 million in the second quarter of 2007, sales growth was 10.3% for the second quarter of 2008 compared to the second quarter of 2007, and 3.0% for the first six months of 2008 compared to the first six months of 2007.

Persistency.    Annual persistency for our group insurance products has historically exceeded industry averages. We believe this demonstrates our commitment to customer service and pricing discipline for new sales. Persistency is reported annually. Our premium growth expectations for 2008 incorporate two large case terminations that occurred in the second quarter of 2008.

Organic Growth.    A portion of our premium growth in our group insurance in force business is affected by employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees.

In addition to the factors listed above, premiums for the first six months of 2008 included $3.7 million received related to the termination of reinsurance on a small block of reinsured individual disability policies and claims. Offsetting the premiums received in this termination of reinsurance were $3.9 million in additional reserves assumed. The termination of these agreements was made primarily for the purpose of gaining administrative efficiencies.

Net Investment Income

Net investment income for the Insurance Services segment increased 4.7% to $85.3 million for the second quarter of 2008 compared to the same period in 2007. Net investment income for the Insurance Services segment increased 4.4% to $168.2 million for the first six months of 2008 compared to the same period in 2007. The increases in net investment income were primarily affected by growth in average invested assets due to business growth, as evidenced by premium growth. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors that affect benefits to policyholders are reserves that are established in part based on premium level, claims experience and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured as the length of time a disability claim is paid and the size of the claim. The assumptions used to establish the related reserves reflect claims incidence and claims severity, in addition to new-money investment interest rates and overall portfolio yield, as both affect the discount rate used to establish reserves.

Benefits to policyholders, including interest credited, for the Insurance Services segment decreased 1.5% to $400.6 million for the second quarter of 2008 compared to the same period in 2007. Benefits to policyholders, including interest credited, for the Insurance Services segment increased 2.5% to $807.7 million for the first six months of 2008 compared to the same period in 2007. The increase primarily resulted from business growth as evidenced by premium growth offset by favorable claims experience. Premiums for the Insurance Services segment increased 4.1% to $534.0 million for the second quarter of 2008 compared to the same period in 2007. Premiums for the Insurance Services segment increased 6.5% to $1.07 billion for the first six months of 2008 compared to the same period in 2007.

Because premium growth is one of the primary factors that affect benefits to policyholders, the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for changes in premiums. The benefit ratio for our group insurance product lines for the second quarter of 2008 was 74.4% compared to 79.0% for the second quarter of 2007, and 75.5% for the first six months of 2008, compared to 79.3% for the same period in 2007. The benefit ratios for the second quarter and first six months of 2008 were below the Company’s estimated annual range of 77.5% to 79.5% for 2008. Claims experience can fluctuate widely from quarter to quarter.

In 2007, we adopted a new group life waiver table, the Society of Actuaries Table 2005, to be used in the calculation of reserves for group life waiver claims incurred in 2007 and later. For the first six months of 2008 and 2007, reserves were calculated on a comparable basis.

The benefit ratio for our individual disability business was 84.3% for the second quarter of 2008, compared to 84.2% for the second quarter of 2007. The benefit ratio for our individual disability business was 76.9% for the first six months of 2008, compared to 68.5% for the same period in 2007, primarily reflecting less favorable claims experience. The benefit ratio for individual disability for the first six months of 2008 included $3.7 million of premium and $3.9 million in additional reserves related to the termination of reinsurance on a small block of reinsured policies and claims. Excluding the effects of this termination of reinsurance, the benefit ratio would have been 75.4% for the first six months of 2008. Due to the relatively smaller size of our individual disability business, claims experience can fluctuate more widely from quarter to quarter than that of our group insurance business.

We expect the individual disability benefit ratio to trend down over the next few years, as the Minnesota Life block becomes a smaller portion of the total business, and the corresponding shift in revenues from net investment income to premiums. The expected decrease year to year in the expected benefit ratio does not necessarily indicate an increase in profitability but rather a change in the mix of revenues from the business.

The discount rate used for the second quarter of 2008 for newly established long term disability claim reserves increased to 5.25% from the first quarter of 2008 discount rate of 5.00%. The discount rate used in the second quarter of 2007 was 5.50%.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. See “Liquidity and Capital Resources—Trends in Key Assumptions.”

Operating Expenses

Operating expenses in the Insurance Services segment increased 13.0% to $83.7 million for the second quarter of 2008 compared to the second quarter of 2007, and increased 10.4% to $168.4 million for the first six months of 2008 compared to the same period in 2007. The increases in operating expenses were primarily due to business growth, as evidenced by premium growth, the corresponding set-up and administrative costs on new group insurance business resulting from strong sales in the last six months of 2007 and increased variable compensation accruals.

Asset Management Segment

Income before income taxes for the Asset Management segment was $12.6 million for the second quarter of 2008, compared to $12.2 million for the same period in 2007. The increase primarily reflected the impact of increased revenues due to higher asset balances, partially offset by increased expenses related to integration and infrastructure work in the retirement plans business. Income before income taxes was $20.9 million for the first six months of 2008, compared to $22.6 million for the same period in 2007. The decrease was primarily due to the impact of declining equity markets on revenue, DAC amortization, and planned technology infrastructure costs related to the integration of our group annuity and trust product administrative platforms. Revenues increased 13.6% for the second quarter of 2008 compared to the same period in 2007 and 9.8% for the first six months of 2008 compared to the same period in 2007.

The following table sets forth key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Dollars in millions)
Premiums:
Retirement plans	$0.2	$0.1	$0.6	$0.3
Individual annuities	8.8	5.1	14.6	7.1

Total premiums	$9.0	$5.2	$15.2	$7.4

Administrative fees:
Retirement plans	$26.2	$24.7	$49.8	$47.6
Other financial services business	5.5	4.7	10.7	9.2

Total administrative fees	$31.7	$29.4	$60.5	$56.8

Net investment income:
Retirement plans	$21.5	$20.5	$42.7	$41.9
Individual annuities	21.1	18.2	35.1	35.4
Other financial services business	5.5	4.9	10.2	7.6

Total net investment income	$48.1	$43.6	$88.0	$84.9

Sales (annuity deposits)	$232.9	$56.7	$407.8	$106.5
Interest credited (% of net investment income):
Retirement plans	56.3%	55.6%	56.4%	53.0%
Individual annuities	61.6	69.2	52.7	66.7
Retirement plans:
Annualized operating expenses (% of average assets under administration)	0.57%	0.55%	0.56%	0.54%

			At June 30,
			2008	2007
			(In millions)
Assets under administration:
Retirement plans general account			$1,480.7	$1,425.3
Retirement plans separate account			4,157.8	4,361.7

Total retirement plans insurance products			5,638.5	5,787.0
Retirement plans trust products			12,187.8	11,518.0
Individual fixed annuities			1,636.5	1,267.4
Commercial mortgage loans under administration for other investors			2,262.3	1,616.6
Other			466.1	294.8

Total assets under administration			$22,191.2	$20,483.8

Revenues

Revenues for the Asset Management segment increased 13.6% to $88.8 million for the second quarter of 2008 compared to the same period in 2007, and 9.8% to $163.7 million for the first six months of 2008 compared to the same period in 2007. The revenue increase for the quarter was led by a 28.3% increase in revenues of the individual fixed annuities business and a 5.7% increase in revenues of the retirement plans business. For the first six months, the revenue increase was led by a 16.9% increase in individual fixed annuity revenue and a 3.7% increase in revenues of the retirement plans business. Revenues from the retirement plans business include premiums on life contingent annuities, plan and trust administration fees, fees on equity investments held in separate account assets and other assets under administration, and investment income on general account assets under administration. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life-contingent annuities, which are primarily a single-premium product. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment were $9.0 million for the second quarter of 2008, compared to $5.2 million for the second quarter of 2007, and $15.2 million for the first six months of 2008, compared to $7.4 million for the same period in 2007.

Administrative Fees

Administrative fees for the Asset Management segment were $31.7 million for the second quarter of 2008, compared to $29.4 million for the second quarter of 2007, and $60.5 million for the first six months of 2008, compared to $56.8 million for the same period in 2007. Administrative fees are earned primarily from assets under administration.

Assets under administration for this segment, including retirement plans, individual fixed annuities and commercial mortgage loans managed for third party investors, were $22.19 billion and $20.48 billion at June 30, 2008 and 2007, respectively. The increase was primarily due to increased assets under administration in our retirement plan business and the acquisition of DPA, Inc. in the third quarter of 2007, which added approximately $2.6 million in administrative fees for the first six months of 2008. In addition, administrative fee growth also reflected increased fee revenue related to the origination and servicing of commercial mortgage loans participated to third party investors.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originated $380.5 million and $395.9 million of commercial mortgage loans for the second quarters of 2008 and 2007, respectively, and $787.8 million and $696.1 million for the first six months of 2008 and 2007, respectively. The strong originations for the first six months of 2008 were primarily due to favorable interest rate conditions and distribution channel growth, accompanied by increased demand for fixed-rate commercial mortgage loans. The strong originations also reflected a less competitive origination market, partially due to decreased competition from securitized lenders. Commercial mortgage loans managed for other investors increased 39.9% at June 30, 2008, compared with June 30, 2007.

Net Investment Income

Net investment income for the Asset Management segment increased 10.3% to $48.1 million for the second quarter of 2008, compared to $43.6 million for the second quarter of 2007. Net investment income for the Asset Management segment increased 3.7% to $88.0 million for the first six months of 2008, compared to $84.9 million for the first six months of 2007. The increases were primarily reflective of increases in average retirement plan general account and individual annuity assets under administration in the second quarter and first six months of 2008. The increases were partially offset by decreases in the fair value of derivative instruments in the first six months of 2008. Average retirement plan general account assets under administration increased 6.2% to $1.49 billion for the second quarter of 2008 compared to the same period in 2007, and increased 5.8% to $1.47 billion for the first six months of 2008 compared to the same period in 2007. Average individual annuity assets under administration increased 21.8% to $1.53 billion for the second quarter of 2008 compared to the same period in 2007, and increased 17.2% to $1.47 billion for the first six months of 2008 compared to the same period in 2007.

The increases in average individual annuity assets under administration were due to strong individual annuity sales in the first six months of 2008. The fair value of derivative instruments decreased $2.0 million and $7.0 million for the second quarter and first six months of 2008, respectively, compared to an increase in the fair value of $0.9 million for the second quarter and first six months of 2007. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments.” Excluding the effect of changes in the derivative instruments, net investment income increased 17.3% to $50.1 million for the second quarter of 2008 compared to the same period in 2007, and increased 13.1% to $95.0 million for the first six months of 2008 compared to the same period in 2007.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life-contingent annuities, which vary significantly with life-contingent annuity sales. Benefits to policyholders for the Asset Management segment increased 56.9% to $11.3 million for the second quarter of 2008, compared to the same period in 2007, and increased 70.4% to $19.6 million for the first six months of 2008 compared to the same period in 2007. Changes in the level of benefits to policyholders will correlate to changes in premium levels because these annuities are primarily single-premium life-contingent annuity products with a significant portion of all premium payments established as a reserve. As evidence of this, Asset Management segment premiums increased 73.1% for the second quarter of 2008 and 105.4% for the first six months of 2008 compared to the same periods in 2007.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment increased 4.6% to $25.1 million for the second quarter of 2008 compared to the second quarter of 2007, and decreased 7.0% to $42.6 million for the first six months of 2008 compared to the same period in 2007. The increase in interest credited for the second quarter of 2008 compared to the second quarter of 2007 was primarily due to increased interest resulting from increased individual annuity assets under administration. The decrease in interest credited for the first six months of 2008 compared to the first six months of 2007 was primarily related to a decline in the S&P 500 index, which is used in valuing the indexed annuities. Interest credited on indexed annuities was reduced by $8.9 million for the first six months of 2008 compared to an increase in interest credited of $1.3 million for the first six months of 2007. The decrease in the S&P 500 index was partially offset by increased interest resulting from increased individual annuity assets under administration in the first six months of 2008.

Operating Expenses

Operating expenses for the Asset Management segment increased 11.5% to $32.1 million for the second quarter of 2008 compared to the second quarter of 2007, and increased 13.0% to $64.4 million for the first six months of 2008 compared to the same period in 2007. The increases in operating expenses for this segment were due to a combination of business growth, as evidenced by growth in assets under administration, and planned technology infrastructure costs related to the integration of our group annuity and trust product administrative platforms. In addition, the Company acquired DPA, Inc., a retirement plans business based in Portland, Oregon in the third quarter of 2007. Operating expenses for the second quarter and first six months of 2008 included approximately $0.9 million and $1.8 million, respectively, in expenses related to the operations of this business.

Other

In addition to our two segments, we report our holding company and corporate activity in the Other category. This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation.

The Other category reported a loss before income taxes of $31.4 million for the second quarter of 2008, compared to a loss before income taxes of $5.6 million for the second quarter of 2007, and a loss before income taxes of $42.5 million for the first six months of 2008, compared to a loss before income taxes of $9.3 million for the first six months of 2007. The loss before income taxes included net capital losses of $21.6 million and $26.0 million for the second quarter and first six months of 2008, respectively. These capital losses were primarily related to a decline in the market value of investments we hold in certain bond insurers. The total capital losses on these bond insurers was $18.9 million in the second quarter of 2008. This compared to net capital gains of $0.7 million and $1.6 million for the second quarter and first six months of 2007, respectively. Contributing to the loss before income taxes for the second quarter and first six months of 2008 was additional interest expense of $3.6 million and $8.8 million, respectively, for the same comparative periods primarily related to the $300 million junior subordinated debentures (“Subordinated Debt”) issued in May 2007. See “Liquidity and Capital Resources—Financing Cash Flows.”

Liquidity and Capital Resources

Asset/Liability Matching and Interest Rate Risk Management

Asset/Liability management is a part of our risk management structure. The risks we assume related to asset/liability mismatches are due to variations in economic conditions. The primary source of economic risk arises from changes in interest rates. It is generally management’s objective to align the characteristics of assets and liabilities so that our financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in different investments so that the certainty of meeting our financial obligations is increased. See “—Investing Cash Flows.”

We manage interest rate risk, in part, through asset/liability analyses. In keeping with presently accepted actuarial standards, the Company has made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses, through the use of statutory reserves and related items at June 30, 2008.

As a percentage of our fixed maturity investments, callable bonds were 3.1% at June 30, 2008. Since 2001, all of our commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. These prepayment provisions exist in approximately 87% of our commercial mortgage loan portfolio. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $240.1 million for the first six months of 2008, compared to $249.7 million for the first six months of 2007.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit investments to bonds and other fixed maturity securities, mortgage loans, common and preferred stock and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the insurance subsidiaries’ boards of directors. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for transactions that are more significant. Transactions are reported quarterly to the finance and operations committee of the board of directors for Standard Insurance Company (“Standard”) and to the board of directors for The Standard Life Insurance Company of New York.

Net cash used in investing activities was $764.2 million and $505.7 million for the first six months of 2008 and 2007, respectively. The increase in net cash used in investing activities was primarily due to increased investments from growth in the individual annuity business.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At June 30, 2008, our portfolio consisted of 56.7% fixed maturity securities, 42.5% commercial mortgage loans and 0.8% real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $5.29 billion at June 30, 2008. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at June 30, 2008. The percentage of fixed maturity securities below investment-grade was 5.5% and 4.1% at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, fixed maturity securities and short-term investments on our watch list totaled $46.8 million in market value and $52.5 million in book value. These watch list amounts include fixed maturity securities in which the Company recorded an other-than-temporary impairment of $21.6 million during the second quarter of 2008, primarily due to a significant decline in the market value of the investments we hold in bond insurers. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at June 30, 2008.

At June 30, 2008, our fixed maturity securities portfolio had gross unrealized capital gains of $71.4 million and gross unrealized capital losses of $101.1 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

Commercial mortgage loan originations for internal and external investors were $380.5 million and $395.9 million for the second quarters of 2008 and 2007, respectively, and $787.8 million and $696.1 million for the first six months of 2008 and 2007, respectively. The strong originations were primarily due to favorable interest rate conditions and distribution channel growth, accompanied by increased demand for fixed-rate commercial mortgage loans. The strong originations also reflected a less competitive origination market, partially due to decreased competition from securitized lenders. The level of commercial mortgage loan originations in any year is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

At June 30, 2008, StanCorp Mortgage Investors serviced $3.97 billion in commercial mortgage loans for subsidiaries of StanCorp and $2.26 billion for other institutional investors, compared to $3.66 billion serviced for subsidiaries of StanCorp and $1.90 billion for other institutional investors at December 31, 2007.

The average loan to value ratio for the overall portfolio was approximately 58.3% at June 30, 2008, and the average loan size retained by the Company in the portfolio was approximately $0.8 million at June 30, 2008. We have the contractual ability to pursue personal recourse on most of the loans.

Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $6.6 million and $4.6 million at June 30, 2008 and 2007, respectively.

At June 30, 2008, there were seven commercial mortgage loans totaling $5.3 million in our portfolio that were at least sixty days delinquent, of which five commercial mortgage loans with a total balance of $2.9 million were in the process of foreclosure. We had a net balance of restructured loans of $1.9 million at June 30, 2008, and a commercial mortgage loan loss reserve of $4.3 million. In March 2008, StanCorp Mortgage Investors purchased two loans from a third party lender related to a current borrower. These loans, which had an aggregate obligation to the previous lender of $31.9 million, were purchased at a discounted price of $25.0 million. The portfolio of loans with this current borrower had a total aggregate obligation of $86.4 million and a book value of $79.5 million at June 30, 2008. At June 30, 2008, we did not have any direct exposure to sub-prime or Alt-A mortgages. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

At June 30, 2008, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	44.5% retail properties.

•	17.7% industrial properties.

•	19.0% office properties.

•	9.6% commercial properties.

•	6.5% hotel/motel properties.

•	2.7% apartment and agricultural properties.

At June 30, 2008, our commercial mortgage loan portfolio was diversified regionally as follows:

•	46.9% Western region.

•	23.7% Central region.

•	29.4% Eastern region.

Commercial mortgage loans in California accounted for 28.6% of our commercial mortgage loan portfolio at June 30, 2008. Through this concentration, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect certain areas of the state. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. We diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, when new loans are underwritten, we do not require earthquake insurance for properties on which we make commercial mortgage loans but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in California to have a material adverse effect on our business, financial position, results of operations or cash flows. If economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2008, we had outstanding commitments to fund commercial mortgage loans totaling $211.7 million, with fixed interest rates ranging from 6.125% to 7.000%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $390.5 million and $393.1 million for the first six months of 2008 and 2007, respectively.

The primary drivers of financing cash flows for the first six months of 2008 were the growth in individual annuity deposits due to increased individual annuity business, reduced share repurchases and increased withdrawals on the line of credit in the first six months of 2008 compared to the first six months of 2007. In the first six months of 2007 proceeds from the issuance of a $300 million hybrid debt offering provided the primary contribution to proceeds from financing activities.

The Company maintains a $200 million senior unsecured revolving credit facility (“Facility”). On June 15, 2008, the Facility was amended to extend the expiration date by one year to June 15, 2013. The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. Borrowings under the Facility will be used to provide for the working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the Facility agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At June 30, 2008, StanCorp was in compliance with all covenants under the Facility and had an outstanding balance of $17.5 million on the Facility.

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

On May 7, 2007, the board of directors authorized a repurchase program for up to 6.0 million shares of StanCorp common stock, which replaced the Company’s prior share repurchase program. We repurchased 0.1 million shares of common stock at a total cost of $5.0 million for the second quarter of 2008, compared to 0.7 million shares at $34.3 million for the second quarter of 2007, and 0.3 million shares of common stock at a total cost of $15.9 million for the first six months of 2008, compared to 0.9 million shares at $43.6 million for the same period in 2007. At June 30, 2008, there were 1.1 million shares remaining under the repurchase program.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our insurance subsidiaries’ target is generally to maintain capital at 300% of the company action level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the authorized control level RBC required by our states of domicile. The insurance subsidiaries held an estimated 315% of the company action level RBC at June 30, 2008. At June 30, 2008, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.25 billion.

The levels of capital in excess of targeted RBC we generate vary inversely in relation to our levels of premium growth, primarily due to initial reserve requirements, certain regulatory capital requirements based on premiums and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less capital in excess of targeted RBC. At very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, we generate more capital in excess of targeted RBC. At our expected growth rate, we anticipate generating capital in excess of our 300% target of $125 million to $150 million in 2008. In part, we seek to maintain amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividends to shareholders.

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

We had debt to total capitalization ratios of 27.9% and 27.4% at June 30, 2008 and 2007, respectively. The increase in our debt to total capitalization ratio was primarily due to an outstanding balance on our line of credit, which is in short-term debt. Certain rating agencies recognize a portion of the Subordinated Debt as equity. Standard & Poor’s currently recognizes the Subordinated Debt as 100% equity, while Moody’s and AM Best currently recognize 75% of the Subordinated Debt as equity. Debt to total capitalization after the 75% equity credit was 17.2% at June 30, 2008. StanCorp’s ratio of earnings to fixed charges, including interest credited to policyholders, was 3.0x and 3.3x for the first six months of 2008 and 2007, respectively.

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

In the first six months of 2007, Standard paid a dividend of $155 million to StanCorp. Standard did not pay a dividend in the first six months of 2008. The reduction in dividends paid to StanCorp from Standard for the first six months of 2008 compared to the same period in 2007 reflected a decision to maintain capital in Standard in excess of 300% company action level RBC. Prior to 2008, capital for Standard was maintained at a level in excess of 275% company action level RBC. In June 2008, Standard notified the Oregon Insurance Department that Standard was planning to distribute a regular cash dividend of $10 million to StanCorp in July 2008. At June 30, 2008, projected RBC was 315% of the company action level. In early July 2008, Standard distributed the cash dividend of $10 million to StanCorp.

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

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases will be made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (the “Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities.

On May 7, 2007, the board of directors authorized a share repurchase program of up to 6.0 million shares of StanCorp common stock. Share repurchases will be made in the open market or in negotiated transactions through December 31, 2008. The share repurchase program replaced our previous share repurchase program, which had 1.2 million shares remaining that expired upon authorization of the new program.

During the second quarter of 2008, we repurchased 0.1 million shares of common stock at a total cost of $5.0 million for a volume weighted-average price of $50.52 per share. During the first six months of 2008, we repurchased 0.3 million shares of common stock at a total cost of $15.9 million for a volume weighted-average price of $48.27 per share. At June 30, 2008, there were 1.1 million shares remaining under the share repurchase program. In addition, during the second quarter of 2008, we acquired 1,180 shares of common stock from directors to cover tax liabilities of these directors resulting from the release of performance-based shares at a total cost of $0.1 million for a volume weighted-average price of $53.22 per common share, which reflects the market price on the transaction date. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Standard’s financial strength ratings as of July 2008 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc. and A.M. Best Company provide credit ratings on StanCorp’s Senior Notes. As of July 2008, ratings from these agencies were A-, Baa1 and bbb+, respectively. As of July 2008, Standard’s issuer credit rating from A.M. Best was a+.

Standard & Poor’s, Moody’s Investor Services, Inc. and A.M. Best Company also provide credit ratings on StanCorp’s Subordinated Debt. As of July 2008, ratings from these agencies were BBB, Baa2 and bbb-, respectively.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 9, Contingencies and Commitments.”

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources, Investing Cash Flows, Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2006, through June 30, 2008, aggregated $0.4 million. At June 30, 2008, we maintained a reserve of $0.6 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory net gains from insurance operations before federal income taxes and excluding capital gains and losses were $86.2 million for the second quarter of 2008, compared to $56.6 million for the second quarter of 2007, and $162.7 million for the first six months of 2008, compared to $113.9 million for the first six months of 2007, respectively. The increases in statutory net gains from operations for the comparative periods were primarily due to comparatively favorable benefit ratios.

Generally statutory net gains from insurance operations before federal income taxes, including capital gains and losses, are lower than GAAP income before income taxes, including capital gains and losses. This variance between Statutory and GAAP is primarily due to DAC and VOBA being expensed in the period incurred on a statutory basis and statutory using a lower discount rate than the GAAP rate. There was a narrowing of the variance between Statutory and GAAP results for the second quarter of 2008 compared to the second quarter 2007 and the first six months of 2008 compared to the same period in 2007. This narrowing of the variance was primarily due to a decrease in earnings from non-insurance subsidiaries and a difference in the change in reserves due to the reserve discount rate being lower on a statutory basis. The reserve discount rate for long term disability claims on a Statutory basis was 4.5% during the first six months of 2008 and 2007. The GAAP reserve discount rate ranged from 5.00% to 5.25% in the first half of 2008 and was 5.50% in the first half of 2007. The decrease in earnings from non-insurance subsidiaries was primarily related to hybrid debt interest of $10.5 million in the first six months of 2008 compared to $1.7 million in the same period in 2007.

Statutory capital adjusted to exclude asset valuation reserves for our insurance subsidiaries totaled $1.25 billion and $1.04 billion at June 30, 2008 and 2007, respectively. The asset valuation reserve was $101.5 million and $98.0 million at June 30, 2008 and 2007, respectively.

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

Acquisition costs that we have deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $226.8 million and $202.3 million at June 30, 2008, and December 31, 2007, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA totaled $32.5 million and $34.4 million at June 30, 2008, and December 31, 2007, respectively. Upon adoption of SOP 05-1, the premium portion of the VOBA related to TIAA was recorded as a $10.0 million reduction to retained earnings.

VOBA related to the TIAA group long term disability claims, for which no further premiums are due, is amortized in proportion to expected gross profits. At June 30, 2008, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 31.1% and 26.2%, or $70.5 million and $8.5 million of the total balance for DAC and VOBA, respectively. At December 31, 2007, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.5% and 27.3%, or $59.7 million and $9.4 million of the total balance for DAC and VOBA, respectively.

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions do vary from those assumed, we revise these assumptions annually to reflect the Company’s current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $0.1 million and $0.8 million in the second quarter and first six months of 2008, respectively, and decreased $0.2 million and $0.4 million for the same periods of 2007. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were acquired primarily in connection with the purchase of Invesmart, the purchase of DPA, Inc. and with the acquisition of small investment advisory firms. Customer lists have a combined estimated weighted-average remaining life of approximately 8.9 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $50.4 million and $52.1 million at June 30, 2008, and December 31, 2007, respectively.

Goodwill totaled $36.0 million at June 30, 2008, and December 31, 2007, and is related to the purchase of Invesmart, which is part of the Asset Management segment.

Reserves

Reserves represent amounts to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At June 30, 2008, these reserves represented approximately 88% of total reserves held or $4.58 billion. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported reserves associated with our disability products represented approximately 12% of total reserves held at June 30, 2008, or $651.1 million. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. These reserves represented less than 1% of total reserves held at June 30, 2008, or $11.7 million.

Reserves include policy reserves for claims not yet incurred, policy reserve liabilities for our individual and group immediate annuity business and claim reserve liabilities for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves totaled $5.25 billion at June 30, 2008, compared to $5.16 billion at December 31, 2007.

Policy Reserves

Policy reserves totaled $927.2 million and $908.3 million at June 30, 2008, and December 31, 2007, respectively. Policy reserves include reserves established for individual life and individual disability businesses.

Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. These reserves, related specifically to our individual disability block of business, totaled $170.2 million and $164.4 million at June 30, 2008, and December 31, 2007, respectively.

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

Policy reserves for our individual and group immediate annuity blocks of business totaled $152.0 million and $141.8 million at June 30, 2008, and December 31, 2007, respectively. These reserves are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts, and, therefore, there is no projected future premium.

Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.

•	Discount rates used to value expected future annuity payments.

Policy reserves for our individual life block of business totaled $605.0 million and $602.1 million at June 30, 2008, and December 31, 2007, respectively. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life Insurance Company under a reinsurance agreement.

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

The claim reserves are related to group life and group and individual disability products offered by our Insurance Services segment. The following table sets forth total claim reserves segregated between reserves associated with life versus disability products:

	June 30, 2008	December 31, 2007
	(In millions)
Group life	$745.1	$735.6
Group disability	2,961.9	2,923.8
Individual disability	611.9	590.6

Total claim reserves	$4,318.9	$4,250.0

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

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected net investment yields. The discount rate used to calculate GAAP reserves for newly incurred long term disability claims increased to 5.25% for the second quarter of 2008 from 5.00% for the first quarter of 2008. Based on our current size, a 25 basis point increase in the discount rate would result in a short-term decrease of approximately $2 million per quarter of benefits to policyholders, and a corresponding increase to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In the first six months of 2008, while we have experienced some variation in our claim termination experience, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

In 2007, we adopted a new group life waiver table, the Society of Actuaries Table 2005, to be used in the calculation of reserves for group life waiver claims incurred in 2007 and later. For the first six months of 2008 and 2007, reserves were calculated on a comparable basis.

In 2007, as a result of continued favorable recovery patterns for our group long term disability insurance, partially offset by the recognition of the unique characteristics of a certain group, we released incurred but not reported reserves totaling $13.5 million.

In 2007, we adjusted the calculation of the incurred but not reported reserves related to pending group life waiver claims as a result of continued redundancy in the reserve. This resulted in a decrease in reserves of $6.0 million. There were no similar reserve changes in 2006 or 2005.

In 2007, we adjusted the termination assumptions associated with a small block of group long term disability reported reserves due to prolonged unfavorable reserve run-out experience for the block. This resulted in an increase in reserves of $16.8 million. There were no similar reserve increases in 2006 or 2005.

In 2006, we adjusted the claim termination rate assumptions for a small block of individual disability claims in light of a recently released industry table. This resulted in an increase in reserves of $6 million. These assumptions were further refined in 2007 and resulted in an additional increase in reserves of $7.4 million. Our block of business is relatively small, and, as a result, we view the new industry table as more credible for establishing reserve levels compared solely to our own experience. We will continue to monitor our developing experience in light of the availability of the new industry table and, if necessary, will adjust reserves accordingly.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums and annuity deposits, cash flows, gross profits and profitability.

•	Availability of capital required to support business growth and the effective utilization of excess capital.

•	Integration and performance of business acquired through reinsurance or acquisition.

•	Financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level or changes in U.S. GAAP accounting principles, practices or policies.

•	Findings in litigation or other legal proceedings.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size.

•	Adequacy of asset/liability management.

•	Events of terrorism, natural disasters or other catastrophic events.

•	Changes in federal or state income taxes.

•	Growth in assets under administration including performance of equity investments in the separate account.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	The impact of rising benefit costs on employer budgets for employee benefits.

•	Levels of employment and wage growth.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Concentration of risk that is especially inherent in group life products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Losses from a disease pandemic.

•	Achievement of anticipated levels of operating expenses.

•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.

•	Credit quality of the holdings in our investment portfolios.

•	The condition of the economy and expectations for interest rate changes.

•	The effect of changing levels of commercial mortgage loan prepayment fees on cash flows.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Concentration of commercial mortgage loan assets collateralized in California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the interest rate risks faced by StanCorp since those reported in our annual report on Form 10-K for the year ended December 31, 2007. In reference to equity risk, StanCorp’s primary exposure relates to the potential for lower administrative fee revenue associated with the Asset Management businesses. Administrative fee revenue is primarily based on the fair value of assets under administration. In an equity market decline, administrative fee revenue could be reduced by decreased market valuations and also by customer withdrawals and redemptions. These withdrawals and redemptions from equity funds and accounts may be partially offset by transfers to our fixed-income accounts and transfers from other plans.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Management of StanCorp has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2008, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Risk factors that may affect our business are as follows:

•

Our reserves for future policy benefits and claims related to our current and future business, as well as reserves related to businesses we may acquire in the future, may prove to be inadequate—For certain of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities but are instead estimates based on assumptions, which can be materially affected by changes in the national or regional economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Claims experience on our products can fluctuate widely from period to period. If actual events vary materially from our assumptions used when establishing the reserves to meet our obligations for future policy benefits and claims, we may be required to increase our reserves, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

Differences between actual claims experience and underwriting and reserving assumptions may adversely affect our financial results—Our long term disability products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during these periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including, in some cases, up to normal retirement age or longer. Longer duration claims, in addition to a higher volume of claims than we expect, expose us to the possibility that we may pay benefits in excess of the amount that we anticipated when the policy was underwritten. The profitability of our long term disability products is thus subject to volatility resulting from the difference between our actual claims experience and our assumptions at the time of underwriting.

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

•

A significant downgrade in our financial strength ratings may negatively affect our business—Financial strength ratings, which rate our claims paying ability, are important factors in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including our company. A significant ratings downgrade could increase our surrender levels and could adversely affect our ability to market our products and thereby have a material adverse effect on our business, financial position, results of operations or cash flows.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2008	24,600	$49.36	24,600	1,166,800
May 1-31, 2008	5,180	53.03	4,000	1,162,800
June 1-30, 2008	70,500	50.78	70,500	1,092,300

Total second quarter	100,280	50.55	99,100	1,092,300

On May 7, 2007, the board of directors authorized a share repurchase program of up to 6.0 million shares of StanCorp common stock. The share repurchases will be made in the open market or in negotiated transactions through December 31, 2008. The share repurchase program replaced our previous share repurchase program, which had 1.2 million shares remaining that expired upon authorization of the new program.

Included in the share repurchases during the second quarter of 2008 were 1,180 shares of common stock acquired from directors to cover tax liabilities of these directors resulting from the release of performance-based shares at a total cost of $0.1 million for a volume weighted-average price of $53.22 per common share, which reflects the market price on the transaction date.

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

Date: August 5, 2008	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith