Form 10-Q
period 2008-09-30
STANCORP FINANCIAL GROUP INC
filed 2008-11-04
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 24, 2008, there were 48,924,778 shares of the registrant’s common stock, no par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2008 and 2007	1

	Unaudited Consolidated Balance Sheets at September 30, 2008, and December 31, 2007	2

	Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2008, and the year ended December 31, 2007	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	4

	Condensed Notes to Unaudited Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49

ITEM 4.	CONTROLS AND PROCEDURES	49

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	50

ITEM 1A.	RISK FACTORS	50

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	53

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	53

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	53

ITEM 5.	OTHER INFORMATION	53

ITEM 6.	EXHIBITS	54

SIGNATURES		55

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(In millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Premiums	$528.7	$522.2	$1,612.2	$1,532.3
Administrative fees	29.8	30.2	88.6	85.1
Net investment income	136.8	131.3	402.2	385.3
Net capital gains (losses)	(48.8)	(0.4)	(74.8)	1.2

Total revenues	646.5	683.3	2,028.2	2,003.9

Benefits and expenses:
Benefits to policyholders	379.6	389.4	1,200.5	1,181.3
Interest credited	28.9	28.8	77.9	82.4
Operating expenses	115.9	106.7	348.6	318.7
Commissions and bonuses	51.0	49.5	163.1	145.9
Premium taxes	9.7	8.8	28.1	27.0
Interest expense	9.8	10.1	29.4	20.9
Net increase in deferred acquisition costs, value of business acquired and other intangibles	(6.7)	(8.1)	(24.3)	(23.2)

Total benefits and expenses	588.2	585.2	1,823.3	1,753.0

Income before income taxes	58.3	98.1	204.9	250.9
Income taxes	18.1	31.5	66.0	83.9

Net income	40.2	66.6	138.9	167.0

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized capital gains (losses) on securities available-for-sale, net	(113.8)	30.5	(186.2)	(15.7)
Reclassification adjustment for net capital (gains) losses included in net income, net	31.7	0.2	45.4	(1.6)
Employee benefits plans:
Prior service cost arising during the period, net	—	—	—	(1.4)
Reclassification adjustment for amortization to net periodic pension cost, net	0.3	0.3	0.7	0.8

Total other comprehensive income (loss), net of tax	(81.8)	31.0	(140.1)	(17.9)

Comprehensive income (loss)	$(41.6)	$97.6	$(1.2)	$149.1

Net income per common share:
Basic	$0.82	$1.30	$2.84	$3.17
Diluted	0.82	1.29	2.81	3.14
Weighted-average common shares outstanding:
Basic	48,886,729	51,305,372	48,928,911	52,635,481
Diluted	49,267,415	51,785,108	49,346,831	53,150,975

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2008	December 31, 2007
A S S E T S
Investments:
Fixed maturity securities—available-for-sale	$5,196.1	$4,997.1
Short-term investments	1.5	4.5
Commercial mortgage loans, net	4,017.1	3,657.7
Real estate, net	73.3	71.8
Policy loans	3.6	3.9

Total investments	9,291.6	8,735.0
Cash and cash equivalents	99.6	205.8
Premiums and other receivables	106.3	106.8
Accrued investment income	108.7	93.1
Amounts recoverable from reinsurers	938.6	929.6
Deferred acquisition costs, value of business acquired, other intangibles and goodwill, net	351.9	324.8
Property and equipment, net	134.6	126.9
Deferred tax assets, net	71.9	—
Other assets	47.1	74.5
Separate account assets	3,713.5	4,386.4

Total assets	$14,863.8	$14,982.9

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,248.6	$5,158.7
Other policyholder funds	3,654.3	3,153.8
Deferred tax liabilities, net	—	15.6
Short-term debt	4.5	4.0
Long-term debt	561.7	562.6
Other liabilities	261.1	272.8
Separate account liabilities	3,713.5	4,386.4

Total liabilities	13,443.7	13,553.9

Contingencies and commitments (See Note 9)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 48,924,444 and 49,155,131 shares issued at September 30, 2008 and December 31, 2007, respectively	259.4	267.1
Accumulated other comprehensive income (loss)	(123.3)	16.8
Retained earnings	1,284.0	1,145.1

Total shareholders’ equity	1,420.1	1,429.0

Total liabilities and shareholders’ equity	$14,863.8	$14,982.9

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2007	53,592,178	$479.9	$(8.1)	$992.7	$1,464.5
Net income	—	—	—	227.5	227.5
Cumulative adjustment to apply SOP 05-1, net of tax	—	—	—	(39.4)	(39.4)
Other comprehensive income, net of tax	—	—	24.9	—	24.9
Common Stock:
Repurchased	(4,847,200)	(235.6)	—	—	(235.6)
Issued to directors	1,292	0.4	—	—	0.4
Issued under employee stock plans, net	408,861	22.4	—	—	22.4
Dividends declared on common stock	—	—	—	(35.7)	(35.7)

Balance, December 31, 2007	49,155,131	267.1	16.8	1,145.1	1,429.0

Net income	—	—	—	138.9	138.9
Other comprehensive loss, net of tax	—	—	(140.1)	—	(140.1)
Common Stock:
Repurchased	(506,300)	(24.3)	—	—	(24.3)
Issued to directors	9,820	0.3	—	—	0.3
Issued under employee stock plans, net	265,793	16.3	—	—	16.3

Balance, September 30, 2008	48,924,444	$259.4	$(123.3)	$1,284.0	$1,420.1

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2008	2007
Operating:
Net income	$138.9	$167.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) and losses on sales of investments	9.6	(3.5)
Net loss on impairment of investments	65.2	2.3
Depreciation and amortization	95.1	71.7
Deferral of acquisition costs, value of business acquired, other intangibles and goodwill, net	(81.9)	(63.9)
Deferred income taxes	(11.4)	2.7
Changes in other assets and liabilities:
Receivables and accrued income	(22.5)	(36.7)
Future policy benefits and claims	89.9	163.1
Other, net	33.1	63.3

Net cash provided by operating activities	316.0	366.0

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities – available-for-sale	406.2	489.7
Commercial mortgage loans	806.1	722.6
Real estate	0.4	2.1
Property and equipment	—	0.3
Cost of investments acquired or originated:
Fixed maturity securities – available-for-sale	(915.4)	(707.1)
Commercial mortgage loans	(1,177.5)	(988.4)
Real estate	(2.7)	(5.1)
Acquisitions	—	(6.1)
Short-term investments, net	1.2	(38.8)
Other investments	(0.1)	—
Acquisition of property and equipment	(28.4)	(35.7)

Net cash used in investing activities	(910.2)	(566.5)

Financing:
Policyholder fund deposits	1,610.3	1,280.7
Policyholder fund withdrawals	(1,109.8)	(1,109.8)
Short-term debt	0.5	1.5
Long-term debt	(0.9)	297.8
Issuance of common stock	12.2	10.7
Repurchase of common stock	(24.3)	(192.7)

Net cash provided by financing activities	488.0	288.2

Increase (decrease) in cash and cash equivalents	(106.2)	87.7
Cash and cash equivalents, beginning of period	205.8	56.0

Cash and cash equivalents, end of period	$99.6	$143.7

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$102.2	$90.4
Income taxes	81.8	70.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp, headquartered in Portland, Oregon, was incorporated under the laws of Oregon in 1998 as a parent holding company and conducts business through its subsidiaries: Standard Insurance Company (“Standard”); The Standard Life Insurance Company of New York; Standard Retirement Services, Inc. (“Standard Retirement Services”); StanCorp Equities, Inc. (“StanCorp Equities”); StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); StanCorp Real Estate, LLC (“StanCorp Real Estate”); and StanCorp Trust Company. The Company, through its subsidiaries, has operations throughout the United States.

The Standard is a service mark of StanCorp and its subsidiaries and is used as a brand mark and marketing name by Standard and The Standard Life Insurance Company of New York. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states.

StanCorp operates through two segments: Insurance Services and Asset Management. See “Note 4—Segments” for more information. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and financing, individual fixed annuities, group annuity contracts and retirement plan trust products, and limited trust services.

Standard, the Company’s largest subsidiary, underwrites group and individual disability insurance and annuity products, group life and AD&D insurance, and group dental insurance, and provides retirement plan products. Founded in 1906, Standard is domiciled in Oregon, licensed in all states except New York, and licensed in the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

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

StanCorp and Standard hold interests in low-income housing partnerships. Individually, the interests in these partnerships do not represent a significant variable interest pursuant to the definition of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (revised December 2003)—an interpretation of ARB No. 51, nor do they meet the requirements for consolidation. The total investment in these interests was $16.5 million and $17.8 million at September 30, 2008, and December 31, 2007, respectively.

Minority interest related to consolidated entities included in other liabilities was $0.6 million and $0.5 million at September 30, 2008, and December 31, 2007, respectively.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2008, and for the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. Interim results for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. This report should be read in conjunction with the Company’s 2007 annual report on Form 10-K.

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

Net income per basic and diluted weighted-average common shares outstanding was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (in millions)	$40.2	$66.6	$138.9	$167.0

Basic weighted-average common shares outstanding	48,886,729	51,305,372	48,928,911	52,635,481
Stock options	370,767	469,151	404,958	497,107
Restricted stock	9,919	10,585	12,962	18,387

Diluted weighted-average common shares outstanding	49,267,415	51,785,108	49,346,831	53,150,975

Net income per common share:
Net income per basic common share	$0.82	$1.30	$2.84	$3.17
Net income per diluted common share	0.82	1.29	2.81	3.14
Antidilutive shares not included in net income per diluted common share calculation	737,275	372,975	697,875	372,975

3.	SHARE-BASED COMPENSATION

The Company has three share-based compensation plans: the 1999 Omnibus Stock Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Employee Share Purchase Plan (“ESPP”).

The 2002 Stock Incentive Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The 2002 plan was authorized as a replacement for the 1999 Omnibus Stock Incentive Plan. Substantially all of the authorized shares in the 1999 plan have been issued or optioned as of September 30, 2008. At the May 2008 annual meeting of shareholders, the shareholders approved amending the 2002 plan to increase the number of shares available by 1.9 million shares. The maximum number of shares of common stock that may be issued under this plan, following the amendment, is 4.8 million. Since the inception of the plan in 2002, 2.6 million shares have been issued and 2.2 million shares are still available.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this footnote.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $1.8 million and $2.3 million for the third quarters of 2008 and 2007, respectively. The related tax benefits were $0.6 million and $0.8 million for the same periods, respectively. Income before income taxes included compensation cost related to all share-based compensation arrangements of $7.1 million and $6.4 million for the first nine months of 2008 and 2007, respectively. The related tax benefits were $2.5 million and $2.2 million for the same periods, respectively.

The Company has provided three types of share-based compensation pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan: option grants to directors, officers and certain non-officer employees; restricted stock grants to officers; and stock retainer fees to directors.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors and executive officers typically receive annual grants in amounts determined by the organization and compensation committee of the board of directors. Options are granted with an exercise price equal to the market closing price of the stock on the date of grant. Directors’ options vest in one year with all others vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the change of control agreement. Options generally expire 10 years from the grant date. There were 389,450 options and 432,800 options granted in the first nine months of 2008 and 2007, respectively, at a weighted-average exercise price of $50.05 and $45.72, respectively.

The fair value of each option award under the share-based compensation plans was estimated using the Black-Scholes option-pricing model as of the grant date. The weighted-average grant date fair value of options granted was $12.41 during the first nine months of 2008, compared to $11.73 during the first nine months of 2007.

The expense of stock options is amortized over the vesting period, which is also the period over which the grantee must provide services to the Company. At September 30, 2008, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $7.0 million. This cost will be recognized over the next four years.

Restricted Stock Grants

Restricted stock grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.8 million shares available for issuance as restricted stock at September 30, 2008.

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

The compensation cost of these awards was measured using an estimate of the number of shares of StanCorp stock that will vest at the end of the performance period, multiplied by the fair market value. During the first nine months of 2008 and 2007, there were 77,712 and 83,655 Stock Performance Units granted. There were no performance-based shares vested or cash units paid in the third quarter of 2008 or 2007. The total value of performance-based shares vested and cash units paid was $1.8 million for the first nine months of 2008, compared to $2.2 million for the same period in 2007.

The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance and (for cash units) the price of the Company’s stock on the vesting dates. Assuming that the maximum target is achieved for each performance goal, and valuing cash units at the price of StanCorp stock on September 30, 2008, $8.0 million in additional compensation cost would be recognized through 2012. The target or expected payout is 70% of the total or approximately $4.9 million. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Retention-based shares

At September 30, 2008, there were 8,000 shares of retention-based restricted stock outstanding that were granted in 2006. There was less than $0.1 million of total unrecognized compensation cost related to unvested retention-based shares at September 30, 2008, which will be recognized by the end of 2008.

Stock Retainer Fees to Directors

Prior to May 7, 2007, the Company used StanCorp common stock pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan to pay a portion of the retainer fees to members of the Company’s board of directors each quarter. Total retainer fees were fixed in dollars. Directors received one-third of the retainer fees in stock and received the remainder in cash. The number of shares issued varied according to the market value of the stock on the date of the issue. The shares were fully vested when issued. There were no shares issued in the third quarter of 2007 and 1,292 issued in the first nine months of 2007 as compensation for directors’ retainer fees.

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

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.7 million shares remained available at September 30, 2008. The Company’s compensation cost resulting from the ESPP was $0.3 million for both the third quarters of 2008 and 2007. The related tax benefit was $0.1 million for each of the same periods. The compensation costs resulting from the ESPP were $1.2 million and $1.0 million for the first nine months of 2008 and 2007, respectively, and the related tax benefits were $0.4 million and $0.3 million for the same periods.

4.	SEGMENTS

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category, which includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation. Resources are allocated, and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed annuities, group annuity contracts and retirement plan trust products, and limited trust services. In the third quarter of 2007, the Asset Management segment added $1.7 billion of assets under administration acquired from DPA, Inc., a retirement business based in Portland, Oregon.

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$208.5	$206.9	$643.2	$594.4
Group long term disability	213.0	215.1	650.0	647.8
Group short term disability	53.5	54.1	162.0	161.1
Group dental	19.4	18.8	56.8	55.2
Experience rated refunds	(8.9)	(8.3)	(32.3)	(32.7)

Total Group insurance	485.5	486.6	1,479.7	1,425.8
Individual disability insurance	36.6	34.0	110.7	97.5

Total Insurance Services premiums	522.1	520.6	1,590.4	1,523.3

Asset Management:

Retirement plans	0.6	0.5	1.2	0.8
Individual annuities	6.0	1.1	20.6	8.2

Total Asset Management premiums	6.6	1.6	21.8	9.0

Total premiums	$528.7	$522.2	$1,612.2	$1,532.3

Administrative fees:
Insurance Services:
Group insurance	$2.2	$2.1	$6.7	$6.0
Individual disability insurance	—	0.2	0.2	0.2

Total Insurance Services administrative fees	2.2	2.3	6.9	6.2

Asset Management:
Retirement plans	24.5	26.7	74.3	74.3
Other financial services businesses	6.4	4.3	17.1	13.5

Total Asset Management administrative fees	30.9	31.0	91.4	87.8

Other	(3.3)	(3.1)	(9.7)	(8.9)

Total administrative fees	$29.8	$30.2	$88.6	$85.1

Net investment income:
Insurance Services:
Group insurance	$72.1	$70.0	$216.0	$206.1
Individual disability insurance	11.9	12.0	36.2	37.0

Total Insurance Services net investment income	84.0	82.0	252.2	243.1

Asset Management:
Retirement plans	21.1	20.1	63.8	62.0
Individual annuities	21.5	18.7	56.6	54.1
Other financial services businesses	4.8	4.5	15.0	12.1

Total Asset Management net investment income	47.4	43.3	135.4	128.2

Other	5.4	6.0	14.6	14.0

Total net investment income	$136.8	$131.3	$402.2	$385.3

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended September 30, 2008:
Revenues:
Premiums	$522.1	$6.6	$—	$528.7
Administrative fees	2.2	30.9	(3.3)	29.8
Net investment income	84.0	47.4	5.4	136.8
Net capital losses	—	—	(48.8)	(48.8)

Total revenues	608.3	84.9	(46.7)	646.5

Benefits and expenses:
Benefits to policyholders	371.3	8.3	—	379.6
Interest credited	2.6	26.3	—	28.9
Operating expenses	84.0	32.4	(0.5)	115.9
Commissions and bonuses	42.7	8.3	—	51.0
Premium taxes	9.7	—	—	9.7
Interest expense	—	0.1	9.7	9.8
Net increase in deferred acquisition costs, value of business acquired and intangibles	(5.4)	(1.3)	—	(6.7)

Total benefits and expenses	504.9	74.1	9.2	588.2

Income (loss) before income taxes	$103.4	$10.8	$(55.9)	$58.3

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended September 30, 2007:
Revenues:
Premiums	$520.6	$1.6	$—	$522.2
Administrative fees	2.3	31.0	(3.1)	30.2
Net investment income	82.0	43.3	6.0	131.3
Net capital losses	—	—	(0.4)	(0.4)

Total revenues	604.9	75.9	2.5	683.3

Benefits and expenses:
Benefits to policyholders	385.9	3.5	—	389.4
Interest credited	4.2	24.6	—	28.8
Operating expenses	77.3	30.5	(1.1)	106.7
Commissions and bonuses	42.4	7.1	—	49.5
Premium taxes	8.8	—	—	8.8
Interest expense	—	0.2	9.9	10.1
Net increase in deferred acquisition costs, value of business acquired and intangibles	(7.0)	(1.1)	—	(8.1)

Total benefits and expenses	511.6	64.8	8.8	585.2

Income (loss) before income taxes	$93.3	$11.1	$(6.3)	$98.1

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine months ended September 30, 2008:
Revenues:
Premiums	$1,590.4	$21.8	$—	$1,612.2
Administrative fees	6.9	91.4	(9.7)	88.6
Net investment income	252.2	135.4	14.6	402.2
Net capital losses	—	—	(74.8)	(74.8)

Total revenues	1,849.5	248.6	(69.9)	2,028.2

Benefits and expenses:
Benefits to policyholders	1,172.6	27.9	—	1,200.5
Interest credited	9.0	68.9	—	77.9
Operating expenses	252.4	96.8	(0.6)	348.6
Commissions and bonuses	132.4	30.7	—	163.1
Premium taxes	28.1	—	—	28.1
Interest expense	—	0.3	29.1	29.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(16.6)	(7.7)	—	(24.3)

Total benefits and expenses	1,577.9	216.9	28.5	1,823.3

Income (loss) before income taxes	$271.6	$31.7	$(98.4)	$204.9

Total assets	$7,206.7	$7,325.9	$331.2	$14,863.8

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine months ended September 30, 2007:
Revenues:
Premiums	$1,523.3	$9.0	$—	$1,532.3
Administrative fees	6.2	87.8	(8.9)	85.1
Net investment income	243.1	128.2	14.0	385.3
Net capital gains	—	—	1.2	1.2

Total revenues	1,772.6	225.0	6.3	2,003.9

Benefits and expenses:
Benefits to policyholders	1,166.3	15.0	—	1,181.3
Interest credited	12.0	70.4	—	82.4
Operating expenses	229.8	87.5	1.4	318.7
Commissions and bonuses	123.6	22.3	—	145.9
Premium taxes	27.0	—	—	27.0
Interest expense	—	0.4	20.5	20.9
Net increase in deferred acquisition costs, value of business acquired and intangibles	(18.9)	(4.3)	—	(23.2)

Total benefits and expenses	1,539.8	191.3	21.9	1,753.0

Income (loss) before income taxes	$232.8	$33.7	$(15.6)	$250.9

Total assets	$7,033.0	$7,515.5	$300.5	$14,849.0

5.	RETIREMENT BENEFITS

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

On September 10, 2008, the Compensation and Organization Committee of the Board of Directors of StanCorp approved an amendment to the employee pension plan that also had the effect of modifying the terms of the non-qualified supplemental retirement plan (“non-qualified plan”), which covers eligible executive officers. The amendment will become effective January 1, 2009. Under the employee pension plan and the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. Prior to the amendment, a participant could also receive a normal, unreduced retirement benefit once the participant reached age 60 and the sum of his or her age plus years of service was at least 90. The amendment eliminates the requirement that a participant reach age 60 in order to receive an unreduced early retirement benefit, thereby making a participant eligible for this unreduced benefit once the sum of his or her age plus years of service is at least 90.

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

The following tables set forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for pension benefits and postretirement benefits:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$2.6	$2.2	$7.4	$6.6
Interest cost	3.7	3.6	10.6	10.8
Expected return on plan assets	(4.6)	(4.2)	(13.7)	(12.6)
Amortization of prior service credit	—	(0.1)	(0.2)	(0.3)
Amortization of net actuarial loss	0.3	0.5	1.1	1.5

Net periodic benefit cost	2.0	2.0	5.2	6.0

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service credit	—	0.1	0.2	0.3
Amortization of net actuarial loss	(0.3)	(0.5)	(1.1)	(1.5)

Total recognized in other comprehensive (income) loss	(0.3)	(0.4)	(0.9)	(1.2)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1.7	$1.6	$4.3	$4.8

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$0.3	$0.2	$0.6	$0.6
Interest cost	0.3	0.3	1.0	0.9
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial gain	—	—	(0.1)	—

Net periodic benefit cost	0.3	0.2	0.6	0.6

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service credit	0.1	0.1	0.3	0.3
Amortization of net actuarial gain	—	—	0.1	—

Total recognized in other comprehensive (income) loss	0.1	0.1	0.4	0.3

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$0.4	$0.3	$1.0	$0.9

The funded statuses of Company sponsored defined benefit plans are evaluated annually. Given the volatility of equity markets and their impact on investments held in these plans, the funded statuses of these plans can change significantly. The Company is not obligated to make any contributions to its pension plans for 2008.

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Standard Retirement Services under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.2 million and $1.9 million for the third quarters of 2008 and 2007, respectively, and $7.9 million and $4.2 million for the first nine months of 2008 and 2007, respectively.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. Expenses for the non-qualified plan were $0.7 million and $0.6 million for the third quarters of 2008 and 2007, respectively, and $1.9 million and $1.7 million for the first nine months of both 2008 and 2007, respectively. Furthermore, gains of $0.1 million, net of tax, were reported in other comprehensive income for the third quarters of both 2008 and 2007, and gains of $0.3 million, net of tax, were reported in other comprehensive income for the first nine months of both 2008 and 2007. There was $20.7 million and $19.9 million reported in other liabilities for the non-qualified plan at September 30, 2008, and December 31, 2007, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $9.1 million and $8.9 million at September 30, 2008, and December 31, 2007, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company markets indexed annuities, which permit the holder to elect an interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 index, subject to an upper limit or cap. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. Statement of Financial Accounting Standards (“SFAS”) No. 133,

Accounting for Derivative Instruments and Hedging Activities, requires that the Company estimate the fair value of the index-based interest rate guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to hedge the guarantees, discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior. The interest credited to policyholders relating to the change in the fair value of the index-based interest guarantees decreased $1.7 million and $10.6 million for the third quarter and first nine months of 2008, respectively, compared to increases of $1.5 million and $2.9 million for the third quarter and first nine months of 2007, respectively. The decreases for the third quarter and first nine months of 2008 were primarily due to the decline, on average, of the S&P 500 Index during 2008 compared to 2007.

The Company purchases S&P 500 Index options in conjunction with its sales of indexed annuities. SFAS No. 133 requires companies to recognize all derivative investments as assets in the balance sheet at fair value. These investments are highly correlated to the portfolio allocation decisions of its policyholders, such that the Company is economically hedged with respect to index-based interest rate guarantees for the current reset period. However, the Company does not use hedge accounting. The fair value of the Company’s derivative instruments of $2.5 million and $6.0 million at September 30, 2008, and December 31, 2007, respectively, is included in fixed maturity securities in the consolidated balance sheets. The changes in fair value associated with these investments were decreases of $1.7 million and $8.7 million for the third quarter and first nine months of 2008, respectively, compared to increases of $0.6 million and $1.5 million for the third quarter and first nine months of 2007, and were accounted for in the net investment income section of the income statement. For additional fair value information, see “Note 7—Fair Value of Financial Instruments.”

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. StanCorp adopted the provisions of SFAS No. 157 beginning January 1, 2008.

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

Fixed maturity securities—available-for-sale and S&P 500 index options are reported on the balance sheet as fixed maturities securities—available-for-sale. They are placed into two groups depending on the valuation technique used to determine the fair value of the securities. Fixed maturity securities were valued using the market approach, with $5.19 billion valued using Level 2 measurements. The fair values of fixed maturity securities—available-for-sale are based on prices obtained from a pricing service. The pricing service provides quoted market prices when available. Quoted prices are not always available due to bond market inactivity. When the pricing service determines that all automated and manual sources of information have been exhausted and no pricing data has been obtained, the pricing service looks to originating brokers for assistance. In the third quarter of 2008, a downturn in general economic activity led to inactivity in the bond markets and resulted in the reclassification of the fixed maturity securities—available-for-sale from Level 1 classification to Level 2 classification. The Company recorded other-than-temporary impairments of our fixed maturity securities of $42.3 million and $65.2 million during the third quarter and first nine months of 2008, respectively, primarily due to a decline in the market value of investments in certain financial institutions including Lehman Brothers, AIG and Washington Mutual. The Company also recorded an other-than-temporary impairment of our fixed maturity securities of $21.6 million during the second quarter of 2008, primarily due to a decline in the market value of investments we hold in certain bond insurers.

S&P 500 index options were valued using the market approach and Level 3 measurement. The valuations for the Company’s S&P 500 index options are provided to us by the investment banks with which we do business. The valuations are an estimate of the mid-market values of the positions, based on proprietary valuation models using information derived from estimated or actual bids and offers for similar positions.

The valuation technique used to determine the fair value of index-based interest guarantees is the income approach. The liability is the present value of future cash flows attributable to the projected index growth in excess of cash flows driven by fixed interest rate guarantees for the indexed annuity product. Level 3 assumptions for policyholder behavior and future index interest rate declarations significantly impact the calculation.

The following table sets forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis at September 30, 2008:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities—available-for-sale	$5,193.6	$—	$5,193.6	$—
S&P 500 index options	2.5	—	—	2.5

Total fixed maturity securities—available-for-sale	$5,196.1	$—	$5,193.6	$2.5
Liabilities:
Index-based interest guarantees	$25.1	$—	$—	$25.1

The following table sets forth the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2008:

	S&P 500 Index Options	Index-Based Interest Guarantees
	(In millions)
Balance, December 31, 2007	$6.0	$(26.3)
Total net gains (losses) included in:
Net investment income	(4.9)	—
Interest credited	—	6.5
Purchases, sales, issuances and settlements, net	1.2	(3.8)

Balance, March 31, 2008	2.3	(23.6)

Total net gains (losses) included in:
Net investment income	(2.1)	—
Interest credited	—	2.4
Purchases, sales, issuances and settlements, net	2.2	(3.4)

Balance, June 30, 2008	2.4	(24.6)

Total net gains (losses) included in:
Net investment income	(1.7)	—
Interest credited	—	1.7
Purchases, sales, issuances and settlements, net	1.8	(2.2)

Balance, September 30, 2008	$2.5	$(25.1)

Net unrealized gains (losses) included in income before income taxes for assets and liabilities held at fair value at September 30, 2008:
For the three months ended September 30, 2008	$(1.7)	$1.7
For the nine months ended September 30, 2008	(8.7)	10.6

8.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”), OTHER INTANGIBLE ASSETS AND GOODWILL

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

Acquisition costs that the Company has deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $229.9 million and $202.3 million at September 30, 2008, and December 31, 2007, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization period was up to 10 years for VOBA that was amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA totaled $31.7 million and $34.4 million at September 30, 2008, and December 31, 2007, respectively. Upon adoption of SOP 05-1, the premium portion of the VOBA related to TIAA was recorded as a $10.0 million reduction to retained earnings.

VOBA related to the TIAA group long term disability claims, for which no further premiums are due, is amortized in proportion to expected gross profits. At September 30, 2008, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.2% and 25.6%, or $67.1 million and $8.1 million of the total balance for DAC and VOBA, respectively. At December 31, 2007, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.5% and 27.3%, or $59.7 million and $9.4 million of the total balance for DAC and VOBA, respectively.

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions do vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances increased $0.2 million and decreased $0.6 million in the third quarter and first nine months of 2008, respectively, and decreased $0.1 million and $0.5 million for the same periods of 2007. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were acquired primarily in connection with the purchase of Invesmart, Inc. (“Invesmart”), the purchase of DPA, Inc. and with the acquisition of small investment advisory firms. Customer lists have a combined estimated weighted-average remaining life of approximately 9.3 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $54.3 million and $52.1 million at September 30, 2008, and December 31, 2007, respectively.

Goodwill totaled $36.0 million at September 30, 2008, and December 31, 2007, and is related to the purchase of Invesmart, which is part of the Asset Management segment.

The following table sets forth activity for DAC, VOBA, other intangible assets and goodwill:

	For the Nine Months Ended September 30, 2008	For the Year Ended December 31, 2007
	(In millions)
Carrying value at beginning of period:
DAC	$202.3	$208.5
VOBA	34.4	53.7
Other intangible assets	52.1	47.0
Goodwill	36.0	33.5

Total balance at beginning of period	324.8	342.7

Deferred or acquired:
DAC	75.7	86.2
Other intangible assets	6.2	9.0
Goodwill	—	2.5

Total deferred or acquired	81.9	97.7

Amortized during period:
DAC	(48.1)	(47.1)
VOBA	(2.7)	(3.9)
Other intangible assets	(4.0)	(3.9)

Total amortized during period	(54.8)	(54.9)

Adjustment to apply SOP 05-1:
DAC	—	(45.3)
VOBA	—	(15.4)

Total adjustment during period	—	(60.7)

Carrying value at end of period, net:
DAC	229.9	202.3
VOBA	31.7	34.4
Other intangible assets	54.3	52.1
Goodwill	36.0	36.0

Total carrying value at end of period	$351.9	$324.8

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for the remainder of 2008 and each of the next five years is as follows:

Amount
(In millions)
2008	$2.3
2009	8.9
2010	8.3
2011	7.8
2012	7.8
2013	8.0

9.	CONTINGENCIES AND COMMITMENTS

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at September 30, 2008. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the Facility agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2008, StanCorp was in compliance with all covenants under the Facility and there was no outstanding balance on the Facility.

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

In April 2008, the FASB finalized FASB Staff Position (FSP) FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other U.S. generally accepted accounting principles. In addition, this FSP requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Earlier adoption is prohibited; therefore, the Company will adopt FSP FAS No. 142-3 on January 1, 2009. The Company does not expect the adoption to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides a consistent framework, or hierarchy, for selecting the accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy of accounting principles within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective November 15, 2008. The Company has previously utilized the guidance within SAS No. 69, and, therefore, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Therefore, FSP FAS No. 157-3 is effective for the consolidated financial statements included in the Company’s quarterly report for the period ended September 30, 2008. The adoption of FSP FAS No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

Executive Summary

Financial Results Overview

Net income per diluted share was $0.82 for the third quarter of 2008, compared to $1.29 for the third quarter of 2007. Net income for these same periods was $40.2 million and $66.6 million, respectively. Results for the third quarter of 2008 reflected a $48.8 million net capital loss primarily related to the other-than-temporary impairment of fixed maturity security holdings of certain financial institutions, including Lehman Brothers, AIG, and Washington Mutual and the sale of holdings in a few regional banks. The effect of the net capital loss on net income per diluted share was partially offset by comparatively favorable claims experience for the group insurance businesses, and a 2.5 million reduction in diluted weighted-average shares outstanding primarily from share repurchases.

Net income per diluted share was $2.81 for the first nine months of 2008, compared to $3.14 for the same period in 2007. Net income for these same periods was $138.9 million and $167.0 million, respectively. Results for the first nine months of 2008 reflected a year-to-date net capital loss of $74.8 million. The effect of the net capital loss on net income per diluted share was partially offset by premium growth, comparatively favorable claims experience for the group insurance businesses and a 3.8 million reduction in diluted weighted-average shares outstanding primarily from share repurchases.

Outlook

General economic conditions remain turbulent and reflect a disruption of credit markets and declining equity markets. While we are not immune to the current economic turbulence, for the remainder of 2008 we will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of superior financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high quality customer service.

At this time the Company has the following expectations for 2008:

•	Premium growth will be at or below the low end of its previously stated 2008 range of 6% to 8%.

•	The annual group insurance benefit ratio will be within or below the previously reported range of 77.5% to 79.5%.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Total revenues decreased 5.4% to $646.5 million for the third quarter of 2008, compared to $683.3 million for the third quarter of 2007. Total revenues were $2.03 billion for the first nine months of 2008 compared to $2.00 billion for the first nine months of 2007.

The following table sets forth percentages of premium and administrative fee growth, and net investment income growth by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Premium and administrative fee growth:
Insurance Services	0.3%	8.9%	4.4%	6.6%
Asset Management	15.0	21.2	16.9	71.6
Consolidated total premium and administrative fee growth	1.1	9.5	5.2	9.0

Net investment income growth:
Insurance Services	2.4%	3.3%	3.7%	4.2%
Asset Management	9.5	9.3	5.6	14.5
Consolidated total net investment income growth	4.2	9.0	4.4	8.0

Total revenue growth	(5.4)%	9.0%	1.2%	8.9%

Revenue growth in the Insurance Services and Asset Management segments was more than offset by net capital losses of $48.8 million in the third quarter of 2008 and partially offset by net capital losses of $74.8 million in the first nine months of 2008. Net capital losses are reflected in the Other category.

Premiums and Administrative Fees

Premium growth in our Insurance Services segment and administrative fee growth in our Asset Management segment are the primary drivers of consolidated revenue growth. Premiums for the Insurance Services segment increased 0.3% to $522.1 million for the third quarter of 2008 compared to the same period in 2007, and increased 4.4% to $1.59 billion for the first nine months of 2008, compared to the same period in 2007. Premium growth in the first nine months of 2007 was primarily from growth in our group insurance businesses, which was driven by some large case sales in the third quarter of 2007 and also included a single premium of $19.3 million related to a reserve buyout. The sales in 2007 continued to contribute to premium growth in the first nine months of 2008. See “Business Segments—Insurance Services Segment.” The primary driver for administrative fee revenue is the level of assets under administration, which is primarily driven by equity market performance. Administrative fees for our Asset Management segment decreased 0.3% to $30.9 million for the third quarter of 2008 compared to the same period in 2007, and increased 4.1% to $91.4 million for the first nine months of 2008 compared to the same period in 2007. The decline in administrative fees for the third quarter of 2008 compared to the third quarter of 2007 was primarily due to a decline in equity markets, which reduced asset-based fee revenue. Administrative fee growth in our Asset Management segment for the first nine months of 2008 compared to the same period in 2007 reflected growth in net deposits in our retirement plan business, partially offset by declining equity markets. Administrative fees for our retirement plans business for the first nine months of 2008 also included the acquisition of DPA, Inc. in the third quarter of 2007, which added approximately $3.9 million in administrative fees for the first nine months of 2008. In addition, administrative fee growth also reflected increased fee revenue related to the origination and servicing of commercial mortgage loans participated to third party investors.

Net Investment Income

Net investment income increased 4.2% to $136.8 million for the third quarter of 2008 compared to the third quarter of 2007, and increased 4.4% to $402.2 million for the first nine months of 2008 compared to the first nine months of 2007. Net investment income primarily is affected by changes in levels of invested assets, interest rates, the change in fair value of derivative assets and commercial mortgage loan prepayment fees.

The increase in net investment income for the third quarter of 2008 compared to the same period in 2007 was primarily due to an increase of 8.0% to $9.31 billion in average invested assets, primarily resulting from business growth, as evidenced by premium growth in our insurance businesses, and growth in average assets under administration for the retirement plans general account and individual fixed annuities. Average invested assets do not include cash and cash equivalents. The increase in net investment income was partially offset by decreases in the fair value of derivative assets and in commercial mortgage loan prepayment fees. The fair value adjustment to derivative assets resulted in a decrease in net investment income of $1.7 million and $8.7 million for the third quarter and first nine months of 2008, respectively, compared to an increase in net investment income of $0.6 million and $1.5 million for the third quarter and first nine months of 2007. Commercial mortgage loan prepayment fees decreased $1.2 million and $1.6 million for the third quarter and first nine months of 2008 compared to the same period in 2007. The portfolio yields for our fixed maturity securities and commercial mortgage loan portfolios generally remained constant at 5.55% and 6.38%, respectively, at September 30, 2008, compared to 5.55% and 6.37%, respectively, at September 30, 2007.

Net Capital Gains (Losses)

Net capital gains and losses are reported in “Other.” Net capital losses were $48.8 million before tax for the third quarter of 2008, compared to net capital losses of $0.4 million before tax for the third quarter of 2007. Net capital losses were $74.8 million before tax for the first nine months of 2008, compared to net capital gains of $1.2 million before tax for the first nine months of 2007. Net capital gains and losses occur as a result of other-than-temporary impairments or sales of Company-owned assets. Neither other-than-temporary impairments or sales of Company-owned assets are likely to occur in regular patterns. The net capital losses in the first nine months of 2008 were primarily the result of other-than-temporary impairments of fixed maturity security holdings of certain financial institutions including Lehman Brothers, AIG, and Washington Mutual. Net capital losses also resulted from the sale of holdings in several regional banks in the third quarter and the other-than-temporary impairments of debt security holdings of certain bond insurers in the second quarter of 2008.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders are affected by four primary factors: reserves that are established in part based on premium levels, claims experience, assumptions used to establish related reserves and current and future benefits on life-contingent annuities. Benefits to policyholders decreased 2.5% to $379.6 million for the third quarter of 2008 compared to the third quarter of 2007. Benefits to policyholders increased 1.6% to $1.2 billion for the first nine months of 2008 compared to the first nine months of 2007. The slight decrease in benefits to policyholders in the third quarter of 2008 compared to the third quarter of 2007 was primarily due to comparatively favorable claims experience in the Insurance Services segment. The increase in benefits to policyholders for the first nine months of 2008 compared to the same period in 2007 was primarily due to business growth, as evidenced by premium growth, in both the Insurance Services and Asset Management segments. The effect of business growth in the first nine months of 2008 was partially offset by comparatively favorable claims experience in our group insurance business.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits in the asset management segment and interest paid on life insurance proceeds on deposit in the insurance services segment. Consolidated interest credited increased 0.3% to $28.9 million for the third quarter of 2008 compared to the third quarter of 2007, and decreased 5.5% to $77.9 million for the first nine months of 2008 compared to the same period in 2007. The decrease in interest credited for the first nine months of 2008 compared to the first nine months of 2007 was primarily related to a decline in the S&P 500 index, which is used in valuing the indexed annuities and lower interest rates on life insurance proceeds on deposit. The effect of the decrease in the S&P 500 index was partially offset by increased interest credited resulting from increased individual annuity assets under administration in the first nine months of 2008 and a movement in retirement plan assets under administration to guaranteed funds and away from equity funds.

Operating Expenses

Operating expenses increased 8.6% to $115.9 million for the third quarter of 2008 compared to the third quarter of 2007. Operating expenses increased 9.4% to $348.6 million for the first nine months of 2008 compared to the same period in 2007. The increased operating expenses were due to business growth, technology infrastructure costs related to the integration of group annuity and trust product platforms used to administer our retirement plans business, and additional incentive compensation accruals reflecting strong results in our Insurance Services Segment. See “Business Segments—Insurance Services Segment and Asset Management Segment.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and factors such as customer retention, sales, growth in assets under administration and profitability of the businesses in each of our segments. Commissions and bonuses increased 3.0% to $51.0 million for the third quarter of 2008 compared to the same period in 2007. Commissions and bonuses increased 11.8% to $163.1 million for the first nine months of 2008 compared to the same period in 2007. The increases were primarily due to premium growth in our insurance businesses and strong individual annuity sales in the first nine months of 2008.

Net Increase in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period, which averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. The Company’s intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were acquired through the purchase of Invesmart, Inc. (“Invesmart”), DPA, Inc. and several small investment advisory firms. The customer lists are amortized over 10 years. The amortization for the marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. The net deferral for DAC, VOBA and intangibles for the third quarter of 2008 decreased $1.4 million compared to the same period in 2007, and increased $1.1 million for the first nine months of 2008 compared to the same period in 2007, primarily as a result of commissions paid in connection with increased individual fixed annuity sales. In addition, a cumulative effect adjustment of $39.4 million after-tax was recorded as a reduction to retained earnings as of January 1, 2007, as a result of the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”), Other Intangible Assets and Goodwill.”

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal benefit. The combined federal and state effective income tax rates were 31.0% and 32.1% for the third quarters of 2008 and 2007, respectively, and 32.2% and 33.4% for the first nine months of 2008 and 2007, respectively. The lower effective income tax rates in 2008 compared to 2007 were primarily the result of the favorable resolution of prior year tax matters. At September 30, 2008, the years open for audit by the Internal Revenue Service are 2005 through 2007. The federal statute of limitations for the 2004 tax year expired in September 2008.

Business Segments

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category, which includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, and adjustments made in consolidation. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed annuities, group annuity contracts and retirement plan trust products, and limited trust services.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding net capital gains and losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Insurance Services	87.5%	88.5%	87.9%	88.5%
Asset Management	12.2	11.1	11.8	11.2

Net capital gains and losses on investments, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation are reflected in the Other category.

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $103.4 million for the third quarter of 2008, compared to $93.3 million for the third quarter of 2007. Income before income taxes for the Insurance Services segment was $271.6 million for the first nine months of 2008, compared to $232.8 million for the first nine months of 2007. Results for the third quarter and first nine months of 2008 reflected favorable claims experience in our group insurance business that were partially offset by unfavorable claims experience in our individual disability business compared to the same periods in 2007. Nine month results also reflected premium growth due in part to premiums from several large case sales generated in the third quarter of 2007.

The following table sets forth key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Premiums:
Group life and AD&D	$208.5	$206.9	$643.2	$594.4
Group long term disability	213.0	215.1	650.0	647.8
Group short term disability	53.5	54.1	162.0	161.1
Group dental	19.4	18.8	56.8	55.2
Experience rated refunds	(8.9)	(8.3)	(32.3)	(32.7)
Individual disability	36.6	34.0	110.7	97.5

Total premiums	$522.1	$520.6	$1,590.4	$1,523.3

Group insurance sales (annualized new premiums) reported at contract effective date	$34.2	$124.9	$198.0	$303.3
Individual disability sales (annualized new premiums)	6.9	6.3	18.7	17.3
Group insurance benefit ratio (% of premiums)	71.1%	75.5%	74.1%	78.0%
Individual disability benefit ratio (% of premiums)	78.1	67.4	77.3	68.1
Segment operating expense ratio (% of premiums)	16.1	14.8	15.9	15.1

Revenues

Revenues for the Insurance Services segment increased 0.6% to $608.3 million for the third quarter of 2008 compared to the same period in 2007, and increased 4.3% to $1.85 billion for the first nine months of 2008 compared to the same period in 2007. The growth in revenues for the third quarter and first nine months of 2008 was primarily due to increased premiums and net investment income in our group insurance business.

Premiums

Premiums for the Insurance Services segment increased 0.3% to $522.1 million for the third quarter of 2008 compared to the same period in 2007, and increased 4.4% to $1.59 billion for the first nine months of 2008 compared to the same period in 2007. Premiums for the first nine months of 2007 included a single reserve buyout of $19.3 million. Premium growth for the first nine months of 2008 compared to 2007, adjusted for the single reserve buyout of $19.3 million, was 5.7%. The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines primarily due to employment and wage rate growth from existing group policyholders.

Sales.    Sales of our group insurance products reported as annualized new premiums were $34.2 million and $124.9 million for the third quarters of 2008 and 2007, respectively. Sales of our group insurance products reported as annualized new premiums were $198.0 million and $303.3 million for the first nine months of 2008 and 2007, respectively. The group insurance market continues to reflect a price-competitive sales environment, and we are currently seeing fewer large cases come to market, which can have a substantial impact on premium growth. Sales in the second quarter of 2007 included a single premium sale of $19.3 million related to a reserve buyout. Excluding the single premium sale of $19.3 million in the second quarter of 2007, sales declined 30.3% for the first nine months of 2008 compared to the first nine months of 2007. Sales for the third quarter and first nine months of 2007 were driven by a few large case sales in the third quarter of 2007, which accounted for more than $65 million in annualized premiums.

Persistency.    Annual persistency for our group insurance products has historically exceeded industry averages. We believe this demonstrates our commitment to customer service and pricing discipline for new sales. Persistency is reported annually. Our premium growth expectations for 2008 incorporate two large case terminations that occurred in the second quarter of 2008.

Organic Growth.    A portion of our premium growth in our group insurance in force business is affected by employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees. Unfavorable economic conditions, such as the impact of a recession, could adversely affect the organic growth in our group insurance businesses.

In addition to the factors listed above, premiums for the first nine months of 2008 included $3.7 million received related to the termination of reinsurance on a small block of reinsured individual disability policies and claims. Offsetting the premiums received in this termination of reinsurance were $3.9 million in additional reserves assumed. The termination of these agreements was made primarily for the purpose of gaining administrative efficiencies.

Net Investment Income

Net investment income for the Insurance Services segment increased 2.4% to $84.0 million for the third quarter of 2008 compared to the same period in 2007. Net investment income for the Insurance Services segment increased 3.7% to $252.2 million for the first nine months of 2008 compared to the same period in 2007. The increases in net investment income were primarily affected by growth in average invested assets due to business growth, as evidenced by premium growth. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

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

Benefits to policyholders, including interest credited, for the Insurance Services segment decreased 4.2% to $373.9 million for the third quarter of 2008 compared to the same period in 2007. Benefits to policyholders, including interest credited, for the Insurance Services segment increased 0.3% to $1.18 billion for the first nine months of 2008 compared to the same period in 2007. The increase primarily resulted from business growth as evidenced by premium growth offset by favorable claims experience. Premiums for the Insurance Services segment increased 0.3% to $522.1 million for the third quarter of 2008 compared to the same period in 2007. Premiums for the Insurance Services segment increased 4.4% to $1.59 billion for the first nine months of 2008 compared to the same period in 2007.

Because premium growth is one of the primary factors that affect benefits to policyholders, the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for changes in premiums. The benefit ratio for our group insurance product lines for the third quarter of 2008 was 71.1%, compared to 75.5% for the third quarter of 2007, and 74.1% for the first nine months of 2008, compared to 78.0% for the same period in 2007. The benefit ratios for the third quarter and first nine months of 2008 were below the Company’s estimated annual range of 77.5% to 79.5% for 2008. Claims experience can fluctuate widely from quarter to quarter.

In 2007, we adopted a new group life waiver table, the Society of Actuaries Table 2005, to be used in the calculation of reserves for group life waiver claims incurred in 2007 and later. For the first nine months of 2008 and 2007, reserves were calculated on a comparable basis.

The benefit ratio for our individual disability business was 78.1% for the third quarter of 2008, compared to 67.4% for the third quarter of 2007. The benefit ratio for our individual disability business was 77.3% for the first nine months of 2008, compared to 68.1% for the same period in 2007, primarily reflecting less favorable claims experience. The benefit ratio for individual disability for the first nine months of 2008 included $3.7 million of premiums and $3.9 million in additional reserves related to the termination of reinsurance on a small block of reinsured policies and claims. Excluding the effects of this termination of reinsurance, the benefit ratio would have been 76.4% for the first nine months of 2008. Due to the relatively smaller size of our individual disability business, claims experience can fluctuate more widely from quarter to quarter than that of our group insurance business.

The discount rate used for the third quarter of 2008 for newly established long term disability claim reserves remained at 5.25%, unchanged from the second quarter of 2008. The discount rate used in the third quarter of 2007 was 5.50%.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. See “Liquidity and Capital Resources—Trends in Key Assumptions.”

Operating Expenses

Operating expenses in the Insurance Services segment increased 8.7% to $84.0 million for the third quarter of 2008 compared to the third quarter of 2007, and increased 9.8% to $252.4 million for the first nine months of 2008 compared to the same period in 2007. The increases in operating expenses were primarily due to increased variable compensation accruals and the administrative costs on new group insurance business resulting from a few large case sales that occurred in the third quarter of 2007.

Asset Management Segment

Income before income taxes for the Asset Management segment was $10.8 million for the third quarter of 2008, compared to $11.1 million for the same period in 2007. Income before income taxes was $31.7 million for the first nine months of 2008, compared to $33.7 million for the same period in 2007. The decreases primarily reflected the impact of declining equity markets on revenues and amortization of DAC in its retirement plans business. In addition, expense levels for the segment were higher due to integration and infrastructure work in the retirement plans business. Revenues increased 11.9% for the third quarter of 2008 compared to the same period in 2007 and 10.5% for the first nine months of 2008 compared to the same period in 2007.

The following table sets forth key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Premiums:
Retirement plans	$0.6	$0.5	$1.2	$0.8
Individual annuities	6.0	1.1	20.6	8.2

Total premiums	$6.6	$1.6	$21.8	$9.0

Administrative fees:
Retirement plans	$24.5	$26.7	$74.3	$74.3
Other financial services business	6.4	4.3	17.1	13.5

Total administrative fees	$30.9	$31.0	$91.4	$87.8

Net investment income:
Retirement plans	$21.1	$20.1	$63.8	$62.0
Individual annuities	21.5	18.7	56.6	54.1
Other financial services business	4.8	4.5	15.0	12.1

Total net investment income	$47.4	$43.3	$135.4	$128.2

Sales (Individual annuity deposits)	$89.4	$46.5	$497.2	$153.0
Interest credited (% of net investment income):
Retirement plans	58.3%	58.2%	57.1%	54.7%
Individual annuities	65.1	69.0	57.4	67.5
Retirement plans:
Annualized operating expenses (% of average assets under administration)	0.58%	0.53%	0.57%	0.53%

			At September 30,
			2008	2007
			(In millions)
Assets under administration:
Retirement plans general account			$1,537.0	$1,435.0
Retirement plans separate account			3,713.5	4,437.2

Total retirement plans insurance products			5,250.5	5,872.2
Retirement plans trust products			11,579.3	13,226.8
Individual fixed annuities			1,693.1	1,280.3
Commercial mortgage loans under administration for other investors			2,430.3	1,752.7
Other			747.4	312.6

Total assets under administration			$21,700.6	$22,444.6

Revenues

Revenues for the Asset Management segment include premiums on life contingent annuities, administrative fee revenue and investment income. Revenues for the Asset Management segment increased 11.9% to $84.9 million for the third quarter of 2008 compared to the same period in 2007, and 10.5% to $248.6 million for the first nine months of 2008 compared to the same period in 2007. The increase in revenues for both comparative periods was primarily due to sales growth in our individual fixed annuities business and increased fee revenue related to the origination and servicing of commercial mortgage loans for third parties. Individual fixed annuity sales were $89.4 million in the third quarter of 2008 or 92.3% higher than in the third quarter of 2007 and reflected strong growth in our distribution channels and less competition from banks and alternative investments. Revenue growth for the third quarter was partially offset by a decrease in revenues in the retirement plans business. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life-contingent annuities, which are primarily a single-premium product. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment were $6.6 million for the third quarter of 2008, compared to $1.6 million for the third quarter of 2007, and $21.8 million for the first nine months of 2008, compared to $9.0 million for the same period in 2007.

Administrative Fees

Administrative fees for the Asset Management segment include both asset-based and plan-based fees related to our retirement plans and investment advisory businesses and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fee revenue is the level of assets under administration, which is primarily driven by equity market performance. Administrative fees for the Asset Management segment were $30.9 million for the third quarter of 2008, compared to $31.0 million for the third quarter of 2007, and $91.4 million for the first nine months of 2008, compared to $87.8 million for the same period in 2007. The decline in administrative fees for the third quarter of 2008 compared to the third quarter of 2007 was due to a decline in asset-based fees in our retirement plans business as evidenced by lower assets under administration quarter over quarter, primarily due to declines in equity markets. Administrative fee revenue growth for the first nine months of 2008 compared to the same period in 2007 reflects growth in fee revenue related to commercial mortgage loans originated and serviced for third parties. Administrative fee revenue for the first nine months also includes the addition of DPA, Inc. a Portland based retirement plans business acquired in the third quarter of 2007, which added approximately $3.9 million in administrative fees for the first nine months of 2008.

Assets under administration for this segment, including retirement plans, individual fixed annuities and commercial mortgage loans managed for third party investors, were $21.70 billion and $22.44 billion at September 30, 2008 and 2007, respectively. The decrease was primarily due to decreased assets under administration in our retirement plan business due to declines in equity markets, partially offset by strong net cash flows.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originated $346.7 million and $328.7 million of commercial mortgage loans for the third quarters of 2008 and 2007, respectively, and $1.13 billion and $1.02 billion for the first nine months of 2008 and 2007, respectively. The strong originations for the first nine months of 2008 were primarily due to favorable interest rate conditions accompanied by increased demand for fixed-rate commercial mortgage loans. The strong originations also reflected a less competitive origination market, partially due to decreased competition from securitized lenders. Commercial mortgage loans managed for other investors increased 38.7% at September 30, 2008, compared with September 30, 2007.

Net Investment Income

Net investment income for the Asset Management segment increased 9.5% to $47.4 million for the third quarter of 2008, compared to $43.3 million for the third quarter of 2007. Net investment income for the Asset

Management segment increased 5.6% to $135.4 million for the first nine months of 2008, compared to $128.2 million for the first nine months of 2007. The increases were primarily reflective of increases in average retirement plan general account and individual annuity assets under administration in the third quarter and first nine months of 2008. The increases were partially offset by decreases in commercial mortgage loan prepayment fees and in the fair value of derivative instruments in the first nine months of 2008. Average retirement plan general account assets under administration increased 5.5% to $1.51 billion for the third quarter of 2008 compared to the same period in 2007, and increased 7.4% to $1.50 billion for the first nine months of 2008 compared to the same period in 2007. Average individual annuity assets under administration increased 30.7% to $1.66 billion for the third quarter of 2008 compared to the same period in 2007, and increased 18.8% to $1.49 billion for the first nine months of 2008 compared to the same period in 2007. The significant increases in average individual annuity assets under administration were due to strong individual annuity sales in the first nine months of 2008. Commercial mortgage loan prepayment fees decreased $0.5 million and $0.9 million for the third quarter and first nine months of 2008 compared to the same period in 2007. The fair value of derivative instruments decreased $1.7 million and $8.7 million for the third quarter and first nine months of 2008, respectively, compared to an increase in the fair value of $0.6 million and $1.5 million for the third quarter and first nine months of 2007. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments.” Excluding the effect of changes in the derivative instruments, net investment income increased 15.0% to $49.1 million for the third quarter of 2008 compared to the same period in 2007, and increased 13.7% to $144.1 million for the first nine months of 2008 compared to the same period in 2007.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life-contingent annuities, which vary significantly with life-contingent annuity sales. Benefits to policyholders for the Asset Management segment increased 137.1% to $8.3 million for the third quarter of 2008 compared to the same period in 2007, and increased 86.0% to $27.9 million for the first nine months of 2008 compared to the same period in 2007. Changes in the level of benefits to policyholders will correlate to changes in premium levels because these annuities are primarily single-premium life-contingent annuity products with a significant portion of all premium payments established as a reserve. As evidence of this, Asset Management segment premiums increased to $6.6 million from $1.6 million for the third quarter of 2008 compared to the same period in 2007 and increased to $21.8 million from $9.0 million for the first nine months of 2008 compared to the same period in 2007.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment increased 6.9% to $26.3 million for the third quarter of 2008, compared to $24.6 million for the third quarter of 2007, and decreased 2.1% to $68.9 million for the first nine months of 2008, compared to $70.4 million for the first nine months of 2007. The increase in interest credited for the third quarter of 2008 compared to the third quarter of 2007 was primarily due to increased interest resulting from increased individual annuity assets under administration. The decrease in interest credited for the first nine months of 2008 compared to the first nine months of 2007 was primarily related to a decline in the S&P 500 index, which is used in valuing the indexed annuities. Interest credited on indexed annuities was reduced by $10.6 million for the first nine months of 2008 compared to an increase in interest credited of $2.8 million for the first nine months of 2007. The decrease in indexed annuity interest credited was primarily offset by increased interest credited resulting from increased individual annuity assets under administration in the first nine months of 2008 and a movement in retirement plan assets under administration to guaranteed funds and away from equity funds.

Operating Expenses

Operating expenses for the Asset Management segment increased 6.2% to $32.4 million for the third quarter of 2008 compared to the third quarter of 2007, and increased 10.6% to $96.8 million for the first nine months of 2008 compared to the same period in 2007. The increases in operating expenses for this segment were primarily due to planned technology infrastructure costs related to the integration of our group annuity and trust product administrative platforms. In addition, we acquired DPA, Inc., a retirement plans business based in Portland, Oregon in the third quarter of 2007. Operating expenses for the third quarter and first nine months of 2008 included approximately $0.9 million and $2.7 million, respectively, in expenses related to the operations of DPA.

Other

In addition to our two segments, we report our holding company and corporate activity in the Other category. This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt and adjustments made in consolidation.

The Other category reported a loss before income taxes of $55.9 million for the third quarter of 2008, compared to a loss before income taxes of $6.3 million for the third quarter of 2007, and a loss before income taxes of $98.4 million for the first nine months of 2008, compared to a loss before income taxes of $15.6 million for the first nine months of 2007. The loss before income taxes included net capital losses of $48.8 million and $74.8 million for the third quarter and first nine months of 2008, respectively. The third quarter capital losses were primarily related to other-than-temporary impairments recorded due to a decline in the market value of fixed maturity securities in Lehman Brothers, AIG and Washington Mutual, as well as sales of fixed maturity securities of several regional banks to reduce our exposure to financial institutions. The capital losses for the first nine months of 2008 were related to second quarter capital losses from bond insurers, as well as the third quarter capital losses from the financial services sector. This compared to a net capital loss of $0.4 million and a net capital gain of $1.2 million for the third quarter and first nine months of 2007, respectively. Contributing to the loss before income taxes for the first nine months of 2008 was additional interest expense of $8.6 million primarily related to the $300 million junior subordinated debentures (“Subordinated Debt”) issued in May 2007. See “Liquidity and Capital Resources—Financing Cash Flows.”

Liquidity and Capital Resources

Asset/Liability Matching and Interest Rate Risk Management

Asset/Liability management is a part of our risk management structure. The risks we assume related to asset/liability mismatches are due to variations in economic conditions. The primary sources of economic risk are interest rate related and include changes in interest rate term risk, credit risk and liquidity risk. It is generally management’s objective to select assets so that our financial obligations can be met under a wide variety of economic conditions. We select investments and manage our investment practice in a manner that will allow us to meet financial obligations when many significant types of changes in the capital market conditions occur. From time to time, management may choose to liquidate certain investments and reinvest in different investments so that the likelihood of meeting our financial obligations is increased. See “—Investing Cash Flows.”

Additionally, a cash management process is in place that anticipates short-term cash needs. Depending upon capital market conditions anticipated, cash needs may be covered by liquid asset holdings or a draw upon our line of credit. In almost all cases, borrowed funds can be retired from normal operating cash flows in conjunction with adjustments to long-term investing practice within half a year.

As a percentage of our fixed maturity investments, callable bonds were 3.1% at September 30, 2008. Since 2001, all of our commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. These prepayment provisions exist in approximately 87.8% of our commercial mortgage loan portfolio. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities represents net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $316.0 million for the first nine months of 2008, compared to $366.0 million for the first nine months of 2007.

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

Net cash used in investing activities was $910.2 million and $566.5 million for the first nine months of 2008 and 2007, respectively. The increase in net cash used in investing activities was primarily due to increased investments from growth in the individual annuity business.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At September 30, 2008, our portfolio consisted of 56.0% fixed maturity securities, 43.2% commercial mortgage loans and 0.8% real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $5.20 billion at September 30, 2008. We believe that we maintain prudent diversification across industries, issuers and maturities. Our corporate bond industry diversification targets are based on the Lehman Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The overall credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at September 30, 2008. The percentage of fixed maturity securities below investment-grade was 5.4% and 4.1% at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, fixed maturity securities on our watch list totaled $132.9 million in market value and $170.1 million in book value. These watch list amounts include fixed maturity securities on which the Company recorded an other-than-temporary impairment of $42.3 million during the third quarter of 2008, primarily due to a significant decline in the market value of holdings in financial institutions including Lehman Brothers, AIG and Washington Mutual. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at September 30, 2008.

At September 30, 2008, our fixed maturity securities portfolio had gross unrealized capital gains of $49.8 million and gross unrealized capital losses of $200.4 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

Commercial mortgage loan originations for internal and external investors were $346.7 million and $328.7 million for the third quarters of 2008 and 2007, respectively, and $1.13 billion and $1.02 billion for the first nine months of 2008 and 2007, respectively. The strong originations were primarily due to decreased competition from other fixed-rate lenders and strong demand from our co-investors. The level of commercial mortgage loan originations in any year is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

At September 30, 2008, StanCorp Mortgage Investors serviced $4.02 billion in commercial mortgage loans for subsidiaries of StanCorp and $2.43 billion for other institutional investors, compared to $3.66 billion serviced for subsidiaries of StanCorp and $1.90 billion for other institutional investors at December 31, 2007.

The average loan to value ratio for the overall portfolio was approximately 58% at September 30, 2008, and the average loan size retained by the Company in the portfolio was approximately $0.8 million at September 30, 2008. We have the contractual ability to pursue personal recourse on most of the loans.

Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $7.3 million and $5.0 million at September 30, 2008 and 2007, respectively.

At September 30, 2008, there were six commercial mortgage loans totaling $6.3 million in our portfolio that were at least sixty days delinquent, all of which were in the process of foreclosure. We had a net balance of restructured loans of $1.9 million at September 30, 2008, and a commercial mortgage loan loss reserve of $4.3 million. In the first nine months of 2008, commercial mortgage loans foreclosed or acquired through a deed in lieu and transferred to real estate were $3.2 million. In March 2008, StanCorp Mortgage Investors purchased two loans from a third party lender related to a current borrower. These loans, which had an aggregate obligation to the previous lender of $31.9 million, were purchased at a discounted price of $25.0 million. The portfolio of loans with this current borrower had a total aggregate obligation of $86.5 million and a book value of $79.6 million at September 30, 2008. At September 30, 2008, we did not have any direct exposure to sub-prime or Alt-A mortgages. The performance of our commercial mortgage loan portfolio may fluctuate in the future. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

At September 30, 2008, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	43.8% retail properties.

•	17.6% industrial properties.

•	18.4% office properties.

•	10.6% commercial properties.

•	6.9% hotel/motel properties.

•	2.7% apartment and agricultural properties.

At September 30, 2008, our commercial mortgage loan portfolio was diversified regionally as follows:

•	46.7% Western region.

•	24.0% Central region.

•	29.3% Eastern region.

Commercial mortgage loans in California accounted for 27.9% of our commercial mortgage loan portfolio at September 30, 2008. The next largest concentration by state is less than 10%. Through this concentration in California, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect certain areas of the state. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. We diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, when new loans are underwritten, we do not require earthquake insurance for properties on which we make commercial mortgage loans but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in California to have a material adverse effect on our business, financial position, results of operations or cash flows. If economic conditions in California decline, we could experience a higher delinquency rate on the portion of our commercial mortgage loan portfolio located in California, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2008, we had outstanding commitments to fund commercial mortgage loans totaling $274.3 million, with fixed interest rates ranging from 6.250% to 7.125%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $488.0 million and $288.2 million for the first nine months of 2008 and 2007, respectively.

The primary drivers of financing cash flows for the first nine months of 2008 were the growth in individual annuity deposits due to increased individual annuity sales and reduced share repurchases in the first nine months of 2008 compared to the first nine months of 2007. In the first nine months of 2007 proceeds from the issuance of a $300 million hybrid debt offering provided the primary contribution to proceeds from financing activities partially offset by an accelerated share repurchase program.

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

Under the Facility agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. The Facility is subject to pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2008, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

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

On May 29, 2007, the Company completed a public debt offering of $300 million of 6.90%, Subordinated Debt. The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable after year 10 and only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years.

On May 7, 2007, the board of directors authorized a repurchase program for up to 6.0 million shares of StanCorp common stock, which replaced the Company’s prior share repurchase program. We repurchased 0.2 million shares of common stock at a total cost of $8.4 million for the third quarter of 2008, compared to 3.1 million shares at $149.0 million for the third quarter of 2007, and 0.5 million shares of common stock at a total cost of $24.3 million for the first nine months of 2008, compared to 4.0 million shares at a total cost of $192.7 million for the same period in 2007. At September 30, 2008, there were 0.9 million shares remaining under the repurchase program.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our insurance subsidiaries’ target is generally to maintain capital at 300% of the company action level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the authorized control level RBC required by our states of domicile. The insurance subsidiaries held a projected 327% of the company action level RBC at September 30, 2008. At September 30, 2008, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.27 billion.

The levels of capital in excess of targeted RBC we generate vary inversely in relation to our levels of premium growth, primarily due to initial reserve requirements, certain regulatory capital requirements based on premiums and certain acquisition costs associated with policy issuance. At higher levels of premium growth, we generate less capital in excess of targeted RBC. At very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, we generate more capital in excess of targeted RBC. At our expected growth rate, for 2008 we anticipate generating over $150 million of capital in excess of 300% of targeted RBC. In part, we seek to maintain amounts sufficient to fund holding company operating expenses, interest on our debt and our annual dividend to shareholders.

We will continue to maintain our three priorities, in the following order, for the remaining excess capital:

•	Fund internal growth.

•	Fund acquisitions that are consistent with our mission and meet our return objectives.

•	Provide a return to shareholders, via dividends and share repurchases.

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

We had debt to total capitalization ratios of 26.8% and 28.5% at September 30, 2008 and 2007, respectively. The decrease in our debt to total capitalization ratio was primarily due to an increase in equity excluding accumulated other comprehensive loss. Certain rating agencies recognize a portion of the Subordinated Debt as equity. Standard & Poor’s currently recognizes the Subordinated Debt as 100% equity, while Moody’s and AM Best currently recognize 75% of the Subordinated Debt as equity. Debt to total capitalization after the 75% equity credit was 16.2% at September 30, 2008. StanCorp’s ratio of earnings to fixed charges, including interest credited to policyholders, was 2.8x and 3.3x for the first nine months of 2008 and 2007, respectively.

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

In the first nine months of 2007, Standard paid a dividend of $155.0 million to StanCorp. In early July 2008, Standard paid a cash dividend of $10 million to StanCorp. The reduction in dividends paid to StanCorp from Standard for the first nine months of 2008 compared to the same period in 2007 reflected a decision to maintain capital in Standard in excess of 300% company action level RBC. Prior to 2008, capital for Standard was maintained at a level in excess of 275% company action level RBC. At September 30, 2008, projected RBC was 327% of the company action level.

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

During the third quarter of 2008, we repurchased 0.2 million shares of common stock at a total cost of $8.4 million for a volume weighted-average price of $47.40 per share. During the first nine months of 2008, we repurchased 0.5 million shares of common stock at a total cost of $24.3 million for a volume weighted-average price of $47.96 per share. At September 30, 2008, there were 0.9 million shares remaining under the share repurchase program. In addition, during the first nine months of 2008, we acquired 1,180 shares of common stock from directors to cover tax liabilities of these directors resulting from the release of performance-based shares at a total cost of $0.1 million for a volume weighted-average price of $53.22 per common share, which reflects the market price on the transaction date. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Standard’s financial strength ratings as of October 2008 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

Credit Ratings

Standard & Poor’s, Moody’s Investors Service, Inc. and A.M. Best Company provide credit ratings on StanCorp’s Senior Notes. As of October 2008, ratings from these agencies were A-, Baa1 and bbb+, respectively. As of October 2008, Standard’s issuer credit rating from A.M. Best was a+.

Standard & Poor’s, Moody’s Investor Services, Inc. and A.M. Best Company also provide credit ratings on StanCorp’s Subordinated Debt. As of October 2008, ratings from these agencies were BBB, Baa2 and bbb-, respectively.

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 9, Contingencies and Commitments.”

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources, Investing Cash Flows, Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2006, through September 30, 2008, aggregated $0.4 million. At September 30, 2008, we maintained a reserve of $0.6 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory net gains from insurance operations before federal income taxes and excluding capital gains and losses were $109.0 million for the third quarter of 2008, compared to $99.4 million for the third quarter of 2007, and $271.7 million for the first nine months of 2008, compared to $213.3 million for the first nine months of 2007, respectively. The increases in statutory net gains from operations for the comparative periods were primarily due to comparatively favorable benefit ratios.

Generally statutory net gains from insurance operations before federal income taxes, including capital gains and losses, are lower than GAAP income before income taxes, including capital gains and losses. This variance between Statutory and GAAP is primarily due to DAC and VOBA being expensed in the period incurred on a statutory basis and statutory using a lower discount rate than the GAAP rate. There was a narrowing of the variance between Statutory and GAAP results for the first nine months of 2008 compared to the same period in 2007. This narrowing of the variance was primarily due to a decrease in earnings from non-insurance subsidiaries and a difference in the change in reserves due to the reserve discount rate being lower on a statutory basis. The reserve discount rate for long term disability claims on a Statutory basis was 4.5% during the first nine months of 2008 and 2007. The GAAP reserve discount rate ranged from 5.00% to 5.25% in the first nine months of 2008 and was 5.50% in the first nine months of 2007. The decrease in earnings from non-insurance subsidiaries was primarily related to hybrid debt interest of $15.7 million in the first nine months of 2008 compared to $7.1 million in the same period in 2007.

Statutory capital adjusted to exclude asset valuation reserves for our insurance subsidiaries totaled $1.27 billion and $1.09 billion at September 30, 2008 and 2007, respectively. The asset valuation reserve was $95.2 million and $99.2 million at September 30, 2008 and 2007, respectively.

Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7, Fair Value of Financial Instruments.”

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment valuation and other-than-temporary impairments, DAC, VOBA, other intangibles and goodwill, the reserves for future policy benefits and claims, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

Investment Valuation and Other-Than-Temporary Impairments

The Company’s investment policy is linked to matching investments in fixed maturity securities to liabilities that are generally long-term. This combined with the Company’s strong capital position generally provides the flexibility necessary to see temporary declines in value through to recovery.

On the balance sheet, bonds are reported at market value. Differences between market value and amortized cost are reported in other comprehensive income. When the difference represents a decline in market value below amortized cost that is determined to be other than temporary, the impairment loss is charged to net capital gains or losses. If the market value later recovers, we are not permitted to write the asset back up to its historical cost (i.e. the write-down is permanent).

Factors considered in evaluating whether a decline in value is other than temporary include: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. For securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the realizable market value of a security to recover to amortized cost prior to the expected date of sale. All securities are monitored for potential impairment that is “other than temporary.”

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

Acquisition costs that we have deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $229.9 million and $202.3 million at September 30, 2008, and December 31, 2007, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is comprised of two parts with differing amortization methods. The amortization periods are up to 10 years for VOBA that is amortized in proportion to premiums and up to 20 years for VOBA that is amortized in proportion to expected gross profits. VOBA totaled $31.7 million and $34.4 million at September 30, 2008, and December 31, 2007, respectively. Upon adoption of SOP 05-1, the premium portion of the VOBA related to TIAA was recorded as a $10.0 million reduction to retained earnings.

VOBA related to the TIAA group long term disability claims, for which no further premiums are due, is amortized in proportion to expected gross profits. At September 30, 2008, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.2% and 25.6%, or $67.1 million and $8.1 million of the total balance for DAC and VOBA, respectively. At December 31, 2007, DAC and VOBA balances amortized in proportion to expected gross profits accounted for 29.5% and 27.3%, or $59.7 million and $9.4 million of the total balance for DAC and VOBA, respectively.

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions do vary from those assumed, we revise these assumptions annually to reflect the Company’s current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances increased $0.2 million and decreased $0.6 million in the third quarter and first nine months of 2008, respectively, and decreased $0.1 million and $0.5 million for the same periods of 2007. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were acquired primarily in connection with the purchase of Invesmart, the purchase of DPA, Inc. and with the acquisition of small investment advisory firms. Customer lists have a combined estimated weighted-average remaining life of approximately 9.3 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $54.3 million and $52.1 million at September 30, 2008, and December 31, 2007, respectively.

Goodwill totaled $36.0 million at September 30, 2008, and December 31, 2007, and is related to the purchase of Invesmart, which is part of the Asset Management segment.

Reserves

Reserves represent amounts to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At September 30, 2008, these reserves represented approximately 88% of total reserves held or $4.59 billion. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported reserves associated with our disability products, represented approximately 12% of total reserves held at September 30, 2008, or $653.4 million. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. These reserves represented less than 1% of total reserves held at September 30, 2008, or $8.9 million.

Reserves include policy reserves for claims not yet incurred, policy reserve liabilities for our individual and group immediate annuity business and claim reserve liabilities for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves totaled $5.25 billion at September 30, 2008, compared to $5.16 billion at December 31, 2007.

Policy Reserves

Policy reserves totaled $933.3 million and $908.3 million at September 30, 2008, and December 31, 2007, respectively. Policy reserves include reserves established for individual life and individual disability businesses.

Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. These reserves, related specifically to our individual disability block of business, totaled $174.0 million and $164.4 million at September 30, 2008, and December 31, 2007, respectively.

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

Policy reserves for our individual and group immediate annuity blocks of business totaled $155.5 million and $141.8 million at September 30, 2008, and December 31, 2007, respectively. These reserves are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts, and, therefore, there is no projected future premium.

Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.

•	Discount rates used to value expected future annuity payments.

Policy reserves for our individual life block of business totaled $603.8 million and $602.1 million at September 30, 2008, and December 31, 2007, respectively. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life Insurance Company under a reinsurance agreement.

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

The claim reserves are related to group life and group and individual disability products offered by our Insurance Services segment. The following table sets forth total claim reserves segregated between reserves associated with life versus disability products:

	September 30, 2008	December 31, 2007
	(In millions)
Group life	$730.4	$735.6
Group disability	2,961.8	2,923.8
Individual disability	623.5	590.6

Total claim reserves	$4,315.7	$4,250.0

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

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected net investment yields. The discount rate used to calculate GAAP reserves for newly incurred long term disability claims remained at 5.25% for the third quarter of 2008, unchanged from the second quarter of 2008. The discount rate used in the third quarter of 2007 was 5.50%. Based on our current size, a 25 basis point increase in the discount rate would result in a short-term decrease of approximately $2 million per quarter of benefits to policyholders, and a corresponding increase to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In the first nine months of 2008, while we have experienced some variation in our claim termination experience, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

In 2007, we adopted a new group life waiver table, the Society of Actuaries Table 2005, to be used in the calculation of reserves for group life waiver claims incurred in 2007 and later. For the first nine months of 2008 and 2007, reserves were calculated on a comparable basis.

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

In 2006, we adjusted the claim termination rate assumptions for a small block of individual disability claims in light of a recently released industry table. This resulted in an increase in reserves of $6 million. These assumptions were further refined in 2007 and 2008 and resulted in an additional increase in reserves of $7.4 million and $2.6 million, respectively. Our block of business is relatively small, and, as a result, we view a blend of the new industry table and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and, if necessary, will adjust reserves accordingly.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums and annuity deposits, cash flows, gross profits and profitability.

•	Availability of capital required to support business growth and the effective utilization of excess capital.

•	Changes in our liquidity needs and the liquidity of assets in our portfolio.

•	Integration and performance of business acquired through reinsurance or acquisition.

•	Financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level or changes in U.S. GAAP accounting principles, practices or policies.

•	Findings in litigation or other legal proceedings.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size.

•	Adequacy of asset/liability management.

•	Events of terrorism, natural disasters or other catastrophic events.

•	Changes in federal or state income taxes.

•	Growth in assets under administration including performance of equity investments in the separate account.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	The impact of rising benefit costs on employer budgets for employee benefits.

•	Levels of employment and wage growth.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Concentration of risk that is especially inherent in group life products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Losses from a disease pandemic.

•	Achievement of anticipated levels of operating expenses.

•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.

•	Credit quality of the holdings in our investment portfolios.

•	The condition of the economy and expectations for interest rate changes.

•	The effect of changing levels of commercial mortgage loan prepayment fees on cash flows.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Concentration of commercial mortgage loan assets collateralized in California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the interest rate risks faced by StanCorp since those reported in our annual report on Form 10-K for the year ended December 31, 2007. In reference to equity risk, StanCorp’s primary exposure relates to the potential for lower administrative fee revenue associated with the Asset Management businesses. Administrative fee revenue is primarily based on the fair value of assets under administration. In an equity market decline, administrative fee revenue could be reduced by decreased market valuations and also by customer withdrawals and redemptions. These withdrawals and redemptions from equity funds and accounts may be partially offset by transfers to our fixed-income accounts and transfers from other plans. The instruments subject to market risk sensitivity that are held by StanCorp have been entered into for purposes other than trading.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Management of StanCorp has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2008, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities, commercial mortgage loans and real estate. The market values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads, and delinquency and default risk on our commercial mortgage loans. Our commercial mortgage loans are relatively illiquid. We may have difficulty selling commercial mortgage loans at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice.

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

•

Our profitability may be adversely affected by declining equity markets—Sustained equity market declines could result in decreases in the value of the assets under administration in our retirement plans, which could reduce our ability to earn administrative fee income derived from the value of those assets. Declining equity markets could also effect the funding status of Company sponsored pension plans.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2008	144,000	$47.48	144,000	948,300
August 1-31, 2008	18,700	47.61	18,700	929,600
September 1-30, 2008	14,800	46.30	14,800	914,800

Total Third quarter	177,500	47.40	177,500	914,800

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

The Company amended its Deferred Compensation Plan for Senior Officers to allow the Chief Executive Officer to designate new participants who are hired during the plan year. Previously, eligible officers had to wait until the beginning of the next plan year on the following January 1 to enroll in the plan. The Plan amendment for the Deferred Compensation Plan for Senior Officers is attached hereto and filed herewith as Exhibit 10.1.

The Company made several minor technical language changes to provide clarity to the form of agreement used for officer and key employee stock option grants. Accordingly, the revised form of agreement related to the StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement is attached hereto and filed herewith as Exhibit 10.2.

On November 4, 2008, StanCorp Financial Group, Inc. issued a press release announcing that its board of directors had declared an annual cash dividend of $0.75 per share payable December 5, 2008 to shareholders of record on November 14, 2008. StanCorp also announced through its press release that its Board of Directors extended the expiration date of the Company’s share repurchase program to December 31, 2009. As of September 30, 2008, the Company had 0.9 million shares remaining under its repurchase program. A copy of the press release is attached hereto as Exhibit 99.1 and furnished herewith.

ITEM 6:	EXHIBITS

Exhibit Index
Exhibit 10.1	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment

Exhibit 10.2	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	StanCorp Financial Group, Inc. press release dated November 4, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2008	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
10.1	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment	Filed herewith

10.2	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	StanCorp Financial Group, Inc. press release dated November 4, 2008	Filed herewith