Form 10-Q
period 2009-03-31
STANCORP FINANCIAL GROUP INC
filed 2009-05-05
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 24, 2009, there were 49,021,971 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Premiums	$545.0	$540.5
Administrative fees	24.2	27.9
Net investment income	143.5	128.8
Net capital losses	(26.7)	(4.4)

Total revenues	686.0	692.8

Benefits and expenses:
Benefits to policyholders	412.5	411.7
Interest credited	34.0	21.2
Operating expenses	126.2	116.9
Commissions and bonuses	54.6	57.2
Premium taxes	8.3	9.0
Interest expense	9.9	9.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(8.6)	(9.0)

Total benefits and expenses	636.9	616.7

Income before income taxes	49.1	76.1
Income taxes	16.4	25.8

Net income	32.7	50.3

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized capital gains (losses) on securities available-for-sale, net	(16.7)	20.5
Reclassification adjustment for net capital (gains) losses included in net income, net	15.9	(1.2)
Employee benefit plans:
Prior service cost and net losses arising during the period, net	(3.9)	—
Reclassification adjustment for amortization to net periodic pension cost, net	1.1	0.2

Total other comprehensive income (loss), net of tax	(3.6)	19.5

Comprehensive income	$29.1	$69.8

Net income per common share:
Basic	$0.67	$1.03
Diluted	0.67	1.02
Weighted-average common shares outstanding:
Basic	48,963,496	48,957,122
Diluted	49,013,181	49,371,683

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2009	December 31, 2008
A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $5,574.2 and $5,322.1)	$5,449.9	$5,200.3
Short-term investments	1.3	1.4
Commercial mortgage loans, net	4,137.9	4,083.6
Real estate, net	83.2	81.3
Policy loans	3.4	3.4

Total investments	9,675.7	9,370.0
Cash and cash equivalents	177.8	280.5
Premiums and other receivables	96.8	101.9
Accrued investment income	113.9	103.1
Amounts recoverable from reinsurers	953.0	944.0
Deferred acquisition costs, value of business acquired and intangibles, net	344.5	334.5
Goodwill, net	36.0	36.0
Property and equipment, net	133.1	136.1
Deferred tax assets, net	70.0	75.1
Other assets	65.2	98.1
Separate account assets	2,902.0	3,075.9

Total assets	$14,568.0	$14,555.2

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,297.1	$5,285.9
Other policyholder funds	4,077.7	3,944.1
Short-term debt	3.6	3.7
Long-term debt	560.7	561.5
Other liabilities	313.3	303.8
Separate account liabilities	2,902.0	3,075.9

Total liabilities	13,154.4	13,174.9

Commitments and Contingencies (see Note 10):

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 48,986,261 and 48,989,074 shares issued at March 31, 2009 and December 31, 2008, respectively	267.1	262.9
Accumulated other comprehensive loss	(157.5)	(153.9)
Retained earnings	1,304.0	1,271.3

Total shareholders’ equity	1,413.6	1,380.3

Total liabilities and shareholders’ equity	$14,568.0	$14,555.2

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2008	49,155,131	$267.1	$16.8	$1,145.1	$1,429.0
Net income	—	—	—	162.9	162.9
Other comprehensive loss, net of tax	—	—	(170.7)		(170.7)
Common stock:
Repurchased	(526,300)	(24.9)	—	—	(24.9)
Issued to directors	9,820	0.5	—	—	0.5
Issued under employee stock plans, net	350,423	20.2	—	—	20.2
Dividends declared on common stock	—	—	—	(36.7)	(36.7)

Balance, December 31, 2008	48,989,074	262.9	(153.9)	1,271.3	1,380.3

Net income	—	—	—	32.7	32.7
Other comprehensive loss, net of tax	—	—	(3.6)	—	(3.6)
Common stock:
Issued to directors	—	0.1	—	—	0.1
Issued under employee stock plans, net	(2,813)	4.1	—	—	4.1

Balance, March 31, 2009	48,986,261	$267.1	$(157.5)	$1,304.0	$1,413.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2009	2008
Operating:
Net income	$32.7	$50.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains and losses on sale of investments	23.3	3.1
Net loss on impairments of investments	3.3	1.3
Depreciation and amortization	24.4	37.9
Deferral of acquisition costs, value of business acquired, intangibles and goodwill, net	(26.2)	(28.0)
Deferred income taxes	6.5	5.5
Changes in other assets and liabilities:
Receivables and accrued income	(13.2)	(4.5)
Future policy benefits and claims	11.2	38.3
Other, net	37.5	133.4

Net cash provided by operating activities	99.5	237.3

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	264.8	141.6
Commercial mortgage loans	127.9	272.4
Real estate	—	0.4
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(547.1)	(329.8)
Commercial mortgage loans	(178.7)	(431.0)
Real estate	(1.2)	(2.0)
Acquisition of property and equipment	(4.8)	(10.1)

Net cash used in investing activities	(339.1)	(358.5)

Financing:
Policyholder fund deposits	505.4	574.2
Policyholder fund withdrawals	(371.8)	(375.2)
Short-term debt	(0.1)	0.2
Long-term debt	(0.8)	(0.7)
Issuance of common stock	4.2	2.4
Repurchases of common stock	—	(10.9)

Net cash provided by financing activities	136.9	190.0

Increase (decrease) in cash and cash equivalents	(102.7)	68.8
Cash and cash equivalents, beginning of period	280.5	205.8

Cash and cash equivalents, end of period	$177.8	$274.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$35.5	$34.1
Income taxes	—	7.7
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	1.0	—

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp is a holding company for our insurance and asset management subsidiaries and is headquartered in Portland, Oregon. We are the parent company of Standard Insurance Company (“Standard”), a leading provider of group insurance products and services serving the life and disability insurance needs of employer groups and the disability insurance needs of individuals. Our insurance subsidiaries also provide accidental death and dismemberment (“AD&D”) insurance and dental insurance. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states. Our asset management businesses offer full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. Our asset management businesses also offer investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed annuities, group annuity contracts and retirement plan trust products. StanCorp operates through two segments: Insurance Services and Asset Management, each of which is described below. See “Note 4—Segments.”

StanCorp was incorporated under the laws of Oregon in 1998 as a parent holding company and conducts business through its subsidiaries: Standard Insurance Company; The Standard Life Insurance Company of New York; Standard Retirement Services, Inc. (“Standard Retirement Services”); StanCorp Equities, Inc. (“StanCorp Equities”); StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”); StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”); and StanCorp Real Estate, LLC (“StanCorp Real Estate”). The Company is headquartered in Portland, Oregon and, through its subsidiaries, has operations throughout the United States.

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

StanCorp and Standard hold interests in low-income housing partnerships. These interests do not meet the requirements for consolidation per Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (revised December 2003)—an interpretation of ARB No. 51. The total investment in these interests was $18.4 million and $18.8 million at March 31, 2009, and December 31, 2008, respectively.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2009, and for the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. Interim results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. This report should be read in conjunction with the Company’s 2008 annual report on Form 10-K.

The Company incurred pre-tax one-time costs of $8.4 million in the first quarter of 2009. See “Note 12—Severance, Lease Terminations, Relocation and Restructuring.”

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

Net income per basic and diluted weighted-average common shares outstanding was calculated as follows:

	Three Months Ended March 31,
	2009	2008
Net income (in millions)	$32.7	$50.3

Basic weighted-average common shares outstanding	48,963,496	48,957,122
Stock options	38,804	393,559
Restricted stock	10,881	21,002

Diluted weighted-average common shares outstanding	49,013,181	49,371,683

Net income per common share:
Net income per basic common share	$0.67	$1.03
Net income per diluted common share	0.67	1.02
Antidilutive shares not included in net income per diluted common share calculation	2,341,319	713,075

3.	SHARE-BASED COMPENSATION

The Company has three share-based compensation plans: the 1999 Omnibus Stock Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Employee Share Purchase Plan (“ESPP”).

The 2002 Stock Incentive Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The 2002 plan was authorized as a replacement for the 1999 Omnibus Stock Incentive Plan. Substantially all of the authorized shares in the 1999 plan have been issued or optioned as of March 31, 2009. The maximum number of shares of common stock that may be issued under this plan is 4.8 million. At March 31, 2009, 3.1 million shares or options for shares have been issued under the 2002 plan.

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this section.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $3.8 million and $3.4 million for the first quarters of 2009 and 2008, respectively. The related tax benefits were $1.3 million and $1.2 million for the same periods, respectively.

The Company has provided three types of share-based compensation pursuant to the 1999 Omnibus Stock Incentive Plan and the 2002 Stock Incentive Plan: option grants to directors, officers and certain non-officer employees; restricted stock grants to officers; and stock retainer fees to directors.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors and executive officers receive annual grants in amounts determined by the Organization and Compensation Committee of the board of directors. Options are granted with an exercise price equal to the market closing price of the stock on the date of grant. Directors’ options vest in one year with all others vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the change of control agreement. Options generally expire 10 years from the grant date. There were 427,791 options and 311,450 options granted in the first quarter of 2009 and 2008, respectively, at a weighted-average price of $38.20 and $49.71, respectively.

The fair value of each option award under the share-based compensation plans was estimated using the Black-Scholes option-pricing model as of the grant date. The weighted-average grant date fair value of options granted was $11.58 during the first quarter of 2009, compared to $11.95 during the first quarter of 2008.

The expense of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At March 31, 2009, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $9.2 million. This cost will be recognized over the next four years.

Restricted Stock Grants

Restricted stock grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants both performance-based and retention-based restricted stock. Under the current plans, the Company had 0.7 million shares available for issuance as restricted stock at March 31, 2009.

Performance-based Restricted Stock

Performance-based awards are made to designated officers each year and vest with respect to all or a portion of the awards based on the Company’s financial performance for a given year. Awards are long-term incentive awards that culminate in future grants of stock to executives (“Stock Performance Units”). Stock Performance Units granted represent the maximum number of shares to be issued and Stock Performance Units are generally granted two years before the performance period. Stock is issued at the end of the performance period based on satisfaction of employment and financial performance conditions, with a portion of the shares withheld to cover required tax withholding. The granting of Stock Performance Units replaced the Company’s previous method of granting restricted stock along with cash units that were tied to the value of the Company’s stock at the time the restrictions were lifted.

The compensation cost of these awards was measured using an estimate of the number of shares of StanCorp stock that will vest at the end of the performance period, multiplied by the fair value of the shares. During the first quarters of 2009 and 2008, there were 109,884 and 62,962 Stock Performance Units granted. The total value of performance-based shares vested and cash units paid was $0.8 million for the first quarter of 2009, compared to $1.8 million for the same period in 2008.

The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance and (for cash units) the price of the Company’s stock on the vesting dates. Assuming that the maximum target is achieved for each performance goal, and valuing cash units at the price of StanCorp stock on March 31, 2009, $8.4 million in additional compensation cost would be recognized through 2012. A target or expected payout of 70% of the total would result in approximately $5.5 million of additional compensation cost through 2012. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Stock Retainer Fees to Directors

Each director who is not an employee of StanCorp or Standard receives cash retainer fees that the Company pays quarterly. Additionally, each director receives 1,000 shares of common stock on the day preceding the annual shareholders meeting each year.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. Within the ESPP no employee may purchase StanCorp common stock with a fair value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.7 million remain available at March 31, 2009. The Company’s compensation cost resulting from the ESPP was $1.4 million and $0.5 million for the first quarters of 2009 and 2008, respectively. The related tax benefit was $0.5 million and $0.2 million for the same periods, respectively.

4.	SEGMENTS

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category, which includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including one-time costs, and adjustments made in consolidation. Resources are allocated, and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment management and advisory services, financial planning services, commercial mortgage loan origination and servicing, individual fixed annuities, group annuity contracts and retirement plan trust products.

Administrative fee revenues for the Asset Management segment included fees charged to manage the fixed maturity securities and commercial mortgage loan portfolios for the Company’s insurance subsidiaries. These administrative fees were $3.3 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively.

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of our segments:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$211.6	$215.2
Group long term disability	212.8	217.1
Group short term disability	53.8	53.9
Group dental	19.6	18.4
Experience rated refunds (“ERRs”)	(12.5)	(10.1)

Total Group insurance	485.3	494.5
Individual disability insurance	57.6	39.8

Total Insurance Services premiums	542.9	534.3

Asset Management:
Retirement plans	0.2	0.4
Individual annuities	1.9	5.8

Total Asset Management premiums	2.1	6.2

Total premiums	$545.0	$540.5

Administrative fees:
Insurance Services:
Group insurance	$1.9	$2.2
Individual disability insurance	0.1	0.1

Total Insurance Services administrative fees	2.0	2.3

Asset Management:
Retirement plans	19.6	23.6
Other financial services businesses	5.9	5.2

Total Asset Management administrative fees	25.5	28.8

Other	(3.3)	(3.2)

Total administrative fees	$24.2	$27.9

Net investment income:
Insurance Services:
Group insurance	$70.8	$70.9
Individual disability insurance	12.1	12.0

Total Insurance Services net investment income	82.9	82.9

Asset Management:
Retirement plans	20.8	21.2
Individual annuities	30.4	14.0
Other financial services businesses	3.3	4.7

Total Asset Management net investment income	54.5	39.9

Other	6.1	6.0

Total net investment income	$143.5	$128.8

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended March 31, 2009:
Revenues:
Premiums	$542.9	$2.1	$—	$545.0
Administrative fees	2.0	25.5	(3.3)	24.2
Net investment income	82.9	54.5	6.1	143.5
Net capital losses	—	—	(26.7)	(26.7)

Total revenues	627.8	82.1	(23.9)	686.0

Benefits and expenses:
Benefits to policyholders	407.7	4.8	—	412.5
Interest credited	1.9	32.1	—	34.0
Operating expenses	85.7	32.9	7.6	126.2
Commissions and bonuses	45.8	8.8	—	54.6
Premium taxes	8.3	—	—	8.3
Interest expense	—	—	9.9	9.9
Net increase in deferred acquisition costs, value of business acquired and intangibles	(7.6)	(1.0)	—	(8.6)

Total benefits and expenses	541.8	77.6	17.5	636.9

Income (loss) before income taxes	$86.0	$4.5	$(41.4)	$49.1

Total assets	$7,282.7	$6,993.0	$292.3	$14,568.0

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended March 31, 2008
Revenues:
Premiums	$534.3	$6.2	$—	$540.5
Administrative fees	2.3	28.8	(3.2)	27.9
Net investment income	82.9	39.9	6.0	128.8
Net capital losses	—	—	(4.4)	(4.4)

Total revenues	619.5	74.9	(1.6)	692.8

Benefits and expenses:
Benefits to policyholders	403.4	8.3	—	411.7
Interest credited	3.7	17.5	—	21.2
Operating expenses	84.7	32.3	(0.1)	116.9
Commissions and bonuses	46.7	10.5	—	57.2
Premium taxes	9.0	—	—	9.0
Interest expense	—	0.1	9.6	9.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(6.9)	(2.1)	—	(9.0)

Total benefits and expenses	540.6	66.6	9.5	616.7

Income (loss) before income taxes	$78.9	$8.3	$(11.1)	$76.1

Total assets	$7,334.0	$7,512.4	$241.3	$15,087.7

The accounting policies of the segments are the same as those described in “Note 1, Organization, Principles of Consolidation and Basis of Presentation.”

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

On September 10, 2008, the Compensation and Organization Committee of the board of directors of StanCorp approved an amendment to the employee pension plan that also had the effect of modifying the terms of the non-qualified supplemental retirement plan (“non-qualified plan”), which covers eligible executive officers. The amendment became effective January 1, 2009. Under the employee pension plan and the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. Prior to the amendment, a participant could also receive a normal, unreduced retirement benefit once the participant reached age 60 and the sum of his or her age plus years of service was at least 90. The amendment eliminates the requirement that a participant reach age 60 in order to receive an unreduced early retirement benefit, thereby making a participant eligible for this unreduced benefit once the sum of his or her age plus years of service is at least 90.

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Standard Retirement Services under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Employer contributions to the plan were $3.0 million for both the first quarters of 2009 and 2008, respectively.

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

The following tables set forth the components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss for pension benefits and postretirement benefits:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost (benefit)	$2.5	$2.5	$(0.2)	$0.1
Interest cost	4.0	3.6	0.3	0.4
Expected return on plan assets	(4.4)	(4.6)	(0.2)	(0.3)
Amortization of prior service cost (credit)	0.2	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	1.8	0.4	—	—

Net periodic benefit cost (benefit)	4.1	1.8	(0.2)	0.1

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service credit (cost)	(0.2)	0.1	0.1	0.1
Amortization of net actuarial loss	(1.8)	(0.4)	—	—

Total recognized in other comprehensive (income) loss	(2.0)	(0.3)	0.1	0.1

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$2.1	$1.5	$(0.1)	$0.2

The Company is not obligated to make any contributions to its pension plans for 2009.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. Expenses were $0.7 million and $0.5 million for the first quarters of 2009 and 2008, respectively. Furthermore, a gain of $0.1 million, net of tax, was reported in other comprehensive income for the first quarter of 2009 and $0.5 million was reported in other liabilities.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $9.2 million and $8.9 million at March 31, 2009, and December 31, 2008, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company markets indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the Standard & Poor’s (“S&P”) 500 index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the Company estimate the fair value of the index-based interest rate guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to hedge the guarantees, discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior. The interest credited to policyholders relating to the change in the fair value of the index-based interest guarantees decreased $2.0 million for the first quarter of 2009, compared to a decrease of $6.5 million for the first quarter of 2008. The decrease in the first quarter of 2009 was primarily due to the decline of the S&P 500 index during the period.

The Company purchases S&P 500 index call spread options (“index options”) to hedge the interest crediting strategy used in its indexed annuity product. The index options are purchased from investment banks and are selected in a manner that supports the amount of interest that will be credited to annuity policyholder accounts in the current year that are dependent on the performance of the S&P 500 index. The purchase of index options is a pivotal part of our risk management strategy for indexed annuity products. The index options are exclusively used for risk management. While valuations of the index options are sensitive to a number of variables, valuations for index options purchased are most sensitive to changes in the S&P 500 index value, and the implied volatilities of this index. The Company generally purchases fewer than five index option contracts per month, which all have an expiry date of one year from the date of purchase. The notional amount of the Company’s index option contracts at March 31, 2009 and December 31, 2008 was $284.4 million and $281.6 million, respectively. Premiums paid for the Company’s index option contracts for the twelve month period ending March 31, 2009 and December 31, 2008 were $7.4 million and $7.6 million, respectively.

The Company records derivatives consistent with SFAS No. 133, which requires companies to recognize all derivative investments as assets or liabilities in the balance sheet at fair value. The Company does not designate its derivatives as hedging instruments and thus does not use hedge accounting. As such, any change in the fair value of the derivative assets and derivative liabilities is recognized as income or loss in the period of change.

The following table sets forth the fair value of the Company’s derivative instruments (see “Note 7—Fair Value of Financial Instruments” for additional fair value information.):

	Derivative Assets
	March 31, 2009		December 31, 2008
Derivatives Not Designated as Hedging Instrument Under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
S&P 500 index spread option contracts	Fixed maturity securities	$2.2	Fixed maturity securities	$2.5

Total derivative assets		$2.2		$2.5

The following table sets forth the Company’s derivative liabilities, which are recorded as the fair value of the embedded derivatives within its equity-indexed annuity product:

	Derivative Liabilities
	March 31, 2009		December 31, 2008
Derivatives Not Designated as Hedging Instruments Under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Index-based interest guarantees embedded in equity indexed annuities	Other policyholder funds	$34.8	Other policyholder funds	$33.0

Total derivative liabilities		$34.8		$33.0

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designed as Hedging Instruments Under Statement 133		Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
		(In millions)
S&P 500 index call spread option contracts	Net investment income	$(1.4)	$(4.9)
Index-based interest guarantees embedded in equity index annuities	Interest credited	2.0	6.5

Net gain		$0.6	$1.6

The Company does not bear derivative related risk that would require payment or collateral to another institution and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its index option contracts and these institutions’ continued ability to perform according to the terms of the contracts. The current values for the credit exposure have been affected by the overall decline in the S&P 500 index. The Company’s maximum credit exposure would require an increase of approximately 95% in the value of the S&P 500 index. The maximum credit risk is calculated using the cap strike price within the Company’s index option contracts less the floor price, multiplied by the notional amount of the contracts. The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives at March 31, 2009:

Counterparty	Derivative Assets at Fair Value at March 31, 2009	Maximum Credit Risk
	(In millions)
Merrill Lynch	$1.4	$8.0
BNY Melon	0.8	7.1

Total	$2.2	$15.1

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157, Fair Value Measurements, establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data.

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

There are three types of valuation techniques described in SFAS No. 157: (1) the market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities; (2) the income approach, which uses the present value of cash flows or earnings; and (3) the cost approach, which uses replacement costs and is more readily adaptable for valuing physical assets.

The fair value of each financial instrument in the table below was measured using SFAS No. 157 input guidance and valuation techniques.

The following table sets forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis at March 31, 2009:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities—available-for-sale:
Fixed maturity securities—available-for-sale	$5,447.7	$—	$5,447.7	$—
S&P 500 index options	2.2	—	—	2.2

Total fixed maturity securities—available-for-sale	5,449.9	—	5,447.7	2.2
Separate account assets	2,902.0	2,812.1	89.9	—
Liabilities:
Index-based interest guarantees	$34.8	$—	$—	$34.8

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

Fair values of fixed maturity securities for which there is active trading are determined based upon quoted market prices and are classified as Level 1 assets. The fair values for fixed maturity securities without an active market, of which there were $5.45 billion at March 31, 2009, were valued using Level 2 measurements. In order to assist management in determining the values of these assets, we utilize an independent pricing service. The pricing service incorporates a variety of market observable information in their valuation techniques, including:

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

External valuations are validated by the Company at least quarterly through the evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity, discounted cash flow models, maintenance of a securities watch list, and independent evaluation on a case-by-case basis of inputs and assumptions similar to those used by the pricing service. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2009.

During the first quarter of 2009, the Company recorded other-than-temporary impairments (“OTTI”) on our fixed maturity securities of $3.3 million that primarily resulted from the deteriorating economic environment.

S&P 500 index options were valued using the market approach and Level 3 measurement. The Company values S&P 500 index options using the Black-Scholes option pricing model and parameters derived from market sources. The Company’s valuations maximize the use of observable inputs, which include direct price quotes from the Chicago Board Options Exchange (“CBOE”) and values for on-the-run treasury securities and London Interbank Offered Rate (“LIBOR”) rates as reported by Bloomberg. Inputs to the valuations which are not directly observable are estimated from the best resources available to us. Unobservable inputs to these valuations include estimates of future gross dividends to be paid on the stocks underlying the S&P 500 index, estimates of bid-ask spreads, and estimates of implied volatilities on options. Valuation parameters are calibrated to replicate the actual end-of-day market quotes for options trading on the CBOE. In order to assure that the Company’s valuations are consistent with SFAS No. 157, we perform additional validation procedures such as the daily observation of market activity and conditions and the tracking and analyzing of actual quotes provided to us by banking counterparties each time the Company purchases options from them. Additionally, in order to help validate our values derived through the procedures noted above we obtain indicators of value from representative investment banks.

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

The following table sets forth the changes in Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	S&P 500 Index Option Assets	Index-Based Interest Guarantee Liabilities
	(In millions)
Balance, December 31, 2008	$2.5	$(33.0)
Total net gains (losses) included in:
Net investment income	(1.4)	—
Interest credited	—	2.0
Purchases, sales, issuances and settlements, net	1.1	(3.8)

Balance, March 31, 2009	$2.2	$(34.8)

Net unrealized gains (losses) included in income before income taxes for assets and liabilities held at fair value at March 31, 2009	$(1.4)	$2.0

Changes to the fair value of fixed maturity securities were recorded to other comprehensive income. Changes to the fair value of the S&P 500 index options were recorded to net investment income. Changes in the fair value of the index-based interest guarantees were recorded as interest credited.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment. The following table sets forth the fair value measurement for nonrecurring assets at March 31, 2009:

	Total	Level 1	Level 2	Level 3
	(In millions)
Commercial mortgage loans measured for impairment	$0.3	$—	$—	$0.3

Total nonrecurring assets measured at fair value	$0.3	$—	$—	$0.3

8.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

Acquisition costs that the Company has deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $260.7 million and $249.2 million at March 31, 2009, and December 31, 2008, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred. Annual commissions are considered expenses and are not deferred.

DAC for group and individual disability insurance products and group life insurance products is amortized over the life of related policies in proportion to future premiums in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. Beginning with the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, on January 1, 2007, the Company began amortizing DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 55% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits up to 20 years. VOBA totaled $30.8 million and $31.1 million at March 31, 2009, and December 31, 2008, respectively.

VOBA related to the TIAA group long term disability claims, for which no further premiums are due, is amortized in proportion to expected gross profits. The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$83.3	32.0%	$79.9	32.1%
VOBA	7.7	25.0	7.7	24.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. There was no unlocking impact on DAC and VOBA balances for the first quarter of 2009. Due to unlocking, DAC and VOBA balances decreased $0.7 million in the first quarter of 2008. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 8.9 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $53.0 million and $54.2 million at March 31, 2009, and December 31, 2008, respectively.

The following table sets forth activity for DAC, VOBA and other intangible assets:

	For the Three Months Ended March 31, 2009	For the Year Ended December 31, 2008
	(In millions)
Carrying value at beginning of period:
DAC	$249.2	$202.3
VOBA	31.1	34.4
Other intangible assets	54.2	52.1

Total balance beginning of period	334.5	288.8

Deferred or acquired:
DAC	26.1	115.3
Other intangible assets	—	7.2

Total deferred or acquired	26.1	122.5

Amortized during period:
DAC	(14.6)	(68.4)
VOBA	(0.3)	(3.3)
Other intangible assets	(1.2)	(5.1)

Total amortized during period	(16.1)	(76.8)

Carrying value at end of period, net
DAC	260.7	249.2
VOBA	30.8	31.1
Other intangible assets	53.0	54.2

Total carrying value at end of period	$344.5	$334.5

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for the remainder of 2009 and each of the next five years is as follows:

Amount
(In millions)
2009	$4.4
2010	7.3
2011	7.9
2012	7.9
2013	8.3
2014	8.2

9.	GOODWILL

Goodwill is primarily related to the Asset Management segment and totaled $36.0 million at March 31, 2009 and December 31, 2008. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested at least annually for impairment. As of March 31, 2009, we evaluated, in accordance with SFAS No. 142, whether indicators of impairment existed as of the end of the current period. Based on our review of financial and other results we do not believe any indictors of impairment exist and as a result have not updated our annual test in the current period.

10.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at March 31, 2009. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The Company maintains a $200 million senior unsecured revolving credit facility (“Facility”). The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 13, 2013. Borrowings under the Facility will continue to be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At March 31, 2009, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

The Company has $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October.

The Company has $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable after year 10 and only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years through June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp is currently not deferring interest on the subordinated debt.

11.	ACCOUNTING PRONOUNCEMENTS

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

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company does not anticipate that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material effect on the Company’s results of operations. However, in the event that the Company had a future material OTTI charge that included a large noncredit component, the effect of the new standard would be to mitigate the negative effect of the OTTI on operations. The Company is currently evaluating the effect of this pronouncement and will be implementing it in the second quarter of 2009. Upon adoption, a cumulative effect adjustment will be recorded to the opening balance of retained earnings and accumulated other comprehensive income. The amount of this adjustment has not yet been determined.

On April 9, 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157,

Fair Value Measurements. The FSP will be applied prospectively and retrospective application will not be permitted. The FSP will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2. The Company has not yet determined the impact of adopting FSP FAS 157-4, and is currently evaluating the effects of implementation in the second quarter of 2009.

On April 9, 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which will amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. The FSP will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. The FSP would apply to all financial instruments within the scope of Statement 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The FSP will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material effect on the Company’s financial statement disclosures.

On January 8, 2009, The SEC issued rule 33-8996, Indexed Annuities and Certain Other Insurance Contracts, to more clearly define the terms “annuity contract” and “optional annuity contract” under the Securities Act of 1933. The rule is intended to clarify the status under the federal securities laws of indexed annuities. Following the effective date of this rule, if the amounts payable under an annuity are more likely than not to be greater than the amount guaranteed under the contract, then the annuity is regulated as a security instead of an insurance product. The rule only applies to annuity contracts issued on or after the effective date of the ruling, or January 12, 2011. Standard’s S&P 500 indexed-annuities contain features that subject them to the new rule, as they have 1) amounts payable by Standard, which are calculated by reference to the performance of a security, or group or index of securities (S&P 500 index), and 2) amounts payable by Standard, which are more likely than not to exceed the amounts guaranteed under the contract. In accordance with the new rule, the Company will be required to file an S-1 registration form for its indexed-annuity product by January 12, 2011.

12.	SEVERANCE, LEASE TERMINATIONS, RELOCATION AND RESTRUCTURING

Severance costs included as part of a one-time benefit arrangement, lease terminations, relocations and other restructuring costs are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred. Over the course of the last year, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to initiate some of these strategies resulting in one-time costs of $8.4 million for the first quarter of 2009. Specifically, during the first quarter, we began the process of closing 12 offices with the intention of centralizing to identified locations. These one-time costs were included as operating expenses for the three months ended March 31, 2009. These costs were included in the Other category as discussed in “Note 4—Segments.” One-time costs are excluded from the earnings metric that is reviewed by the chief operating decision maker for purposes of managing the Insurance Services and Asset Management segments and are not related to the regular operations of the Insurance Services and Asset Management segments. The Company plans to have completed these projects by the fourth quarter of 2009. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the approximate total cost of the restructuring plan in 2009 to range from $15.0 million to $20.0 million.

The following tables set forth by major category one-time costs incurred in the first quarter of 2009 and the amount of one-time costs expected to be incurred in connection with each category:

	Three Months Ended March 31, 2009	Total Costs Expected To Be Incurred
	(In millions)
One-time costs:
Severance	$2.8	$8.0 – 10.0
Lease terminations	5.0	5.0
Relocation	—	1.5 – 2.5
Other restructuring costs	0.6	0.5 – 2.5

Total one-time costs	$8.4	$15.0 – 20.0

	Beginning Accrued Liability	Charged To Expense, Net	Expenditures	Ending Accrued Liability
	(In millions)
Three months ended March 31, 2009:
Severance	$—	$2.8	$1.3	$1.5
Lease terminations	—	5.0	—	5.0
Relocation	—	—	—	—
Other restructuring costs	—	0.6	0.6	—

Total one-time costs	$—	$8.4	$1.9	$6.5

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in our 2008 Form 10-K. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. See “Critical Accounting Policies and Estimates.”

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

Executive Summary

Financial Results Overview

Net income per diluted share was $0.67 for the first quarter of 2009, compared to $1.02 for the first quarter of 2008. Net income for these same periods was $32.7 million and $50.3 million, respectively. Results for the first quarter of 2009 reflected after-tax net capital losses of $17.3 million compared to after-tax net capital losses of $2.8 million for the first quarter of 2008. In addition, the Company recorded after-tax one-time costs in operating expenses for the first quarter of 2009 of $5.4 million associated with severance and lease terminations related to operating efficiency projects. Results for the first quarter of 2009 reflect comparatively favorable claims experience for the group insurance and individual disability insurance businesses, partially offset by comparatively lower premiums for the group insurance businesses and comparatively lower administrative fee revenue from the Asset Management segment resulting from the impact of declining equity markets on asset-based fees.

Outlook

General economic conditions remain turbulent and reflect a disruption of both credit and equity markets. While we are not immune to the current economic turbulence, we will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength.

We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service. In 2009, our intent is to preserve the value of our business by continuing to provide excellent value to our customers, to preserve and enhance our financial strength by remaining disciplined in our approach, and to continue to build value for our shareholders despite facing the headwinds of a troubled economy. Through the implementation of our current operating efficiency initiatives, we are positioning ourselves for growth as economic conditions improve.

During the first quarter of 2009, we have experienced a group insurance market that continues to reflect a price-competitive sales environment. In addition, we continue to experience a decline in revenues in our retirement plans business due to declines in equity markets and their impact on asset values, which is a key driver in administrative fee revenue. Despite these challenges, we continue to experience positive net cash flows in our Retirement Plans business, and retention in our group insurance business remains consistent with our retention over the last several years. Although we have experienced some losses in our fixed maturity securities investment portfolio, our mortgage loan portfolio continues to perform well despite a challenging economic environment. Over the past twelve months we have seen delinquency rates rise, which is expected given the economy, however we have not seen the delinquency rates or foreclosures that have been experienced by other financial institutions, including those that participate in the commercial mortgage backed securities market place. We point to our long history in the commercial mortgage loan business and our attention to disciplined underwriting at origination, which explains our comparatively favorable experience. We believe that our vast experience combined with our track record of superior performance in this asset class during previous recessions will serve us well given current economic conditions.

For 2009, the Company has established the following expectations, which will affect our annual financial results:

•

Return on average equity, excluding after-tax net capital gains and losses from net income and accumulated other comprehensive income and losses from equity, will be within the target range of 14% to 15%.

•	Revenues are likely to be relatively flat compared to 2008 given the challenging economic environment.

•	The annual benefit ratio for the group insurance business will be consistent with the experience of the previous five years, during which it has ranged from 73.6% to 78.3%.

•	Expenses for our employee pension plans will increase by approximately $10 million over 2008 as a result of declines in equity values experienced during 2008.

•

We will diligently manage operating expenses in response to changing market conditions. One-time costs of $15 million to $20 million will be experienced in 2009 and will be associated with projects designed to enhance our operating efficiencies and reduce our annualized operating expenses by approximately $25 million per year beginning in the second half of 2009.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Total revenues of $686.0 million remained relatively flat for the first quarter of 2009, compared to $692.8 million for the first quarter of 2008. Historically, premiums in our Insurance Services segment and administrative fees in our Asset Management segment have been the primary drivers of consolidated revenue growth. During the first quarter of 2009, premiums in our Insurance Services segment and net investment income in our Asset Management segment were the primary drivers of revenue growth.

Revenue in the Insurance Services segment and Asset Management segment showed modest growth in the first quarter of 2009. Revenue growth in the Insurance Services segment was primarily due to an approximately $18 million premium related to the termination of reinsurance agreements for individual disability insurance. The

Asset Management segment revenue was driven by an increase in net investment income due to increased levels of individual annuity assets under administration, which was partially offset by a decline in administrative fee revenue due to the impact of declining equity markets on asset based fee revenue. In addition, growth in the Insurance Services and Asset Management segment was offset by capital losses recorded in the Other category.

The following table sets forth percentages of premium growth, administrative fee growth and net investment income growth by segment:

	For the Three Months Ended March 31,
	2009	2008
Premium growth:
Insurance Services	1.6%	9.1%
Asset Management	(66.1)	181.8
Consolidated premium growth	0.8	9.9

Administrative fee growth:
Insurance Services	(13.0)%	15.0%
Asset Management	(11.5)	5.1
Consolidated administrative fee growth	(13.3)	5.3

Net investment income growth:
Insurance Services	—%	4.1%
Asset Management	36.6	(3.4)
Consolidated net investment income growth	11.4	4.5

Revenue Growth:
Insurance Services	1.3%	8.4%
Asset Management	9.6	5.6
Consolidated revenue growth	(1.0)	7.8

Revenue growth in the Insurance Services and Asset Management segments was offset by net capital losses of $26.7 million for the first quarter of 2009 compared to net capital losses of $4.4 million for the first quarter of 2008. Net capital losses are reflected in the Other category.

Premiums

Premiums from our Insurance Services segment are the primary driver of consolidated premium growth. The three primary factors that influence premium growth for our Insurance Services segment are sales, customer retention, and organic growth derived from wage and employment growth. Premiums for the Insurance Services segment increased 1.6% to $542.9 million for the first quarter of 2009, compared to the same period in 2008. The increase in premiums was primarily due to an approximately $18 million premium related to the termination of reinsurance agreements for individual disability insurance in the first quarter of 2009, compared to a $3.7 million premium related to the termination of a reinsurance agreement that occurred in the first quarter of 2008. The increase in premiums from the termination of reinsurance agreements was offset by a slight decrease in premiums from our group insurance business primarily due to the loss of a few large groups during the second and third quarters of 2008. See “Business Segments—Insurance Services Segment.”

Premiums from our Asset Management segment are primarily generated from life-contingent annuities, which are a single-premium product. Due to the nature of single premium products, premiums in the Asset Management segment can fluctuate widely from quarter to quarter. Premiums for the Asset Management segment decreased 66.1% to $2.1 million for the first quarter of 2009 compared to the first quarter of 2008.

Administrative Fees

The primary driver for administrative fee revenue is the level of assets under administration in our Asset Management segment, which is primarily driven by equity market performance. Administrative fees for our Asset Management segment decreased 11.5% to $25.5 million for the first quarter of 2009 compared to the same period in 2008. The comparative decrease in administrative fee revenue in our Asset Management segment was due to lower levels of assets managed or administered for retirement accounts, which was the result of declining equity markets. This was partially offset by growth in net customer deposits in retirement plans. See “Business Segments—Asset Management Segment.”

Administrative fee revenue from our Insurance Services segment is primarily from insurance products for which we provide only administrative services. Administrative fee revenue from our Insurance Services segment decreased 13.0% to $2.0 million for the first quarter of 2009 compared to the first quarter of 2008.

Net Investment Income

Net investment income increased 11.4% to $143.5 million for the first quarter of 2009 compared to the first quarter of 2008. Net investment income is affected primarily by changes in levels of invested assets, interest rates, the change in fair value of derivative assets and commercial mortgage loan prepayment fees.

The increase in net investment income for the first quarter of 2009 compared to the same period in 2008 was primarily due to an increase of 6.8% in average invested assets to $9.52 billion, primarily resulting from additional individual annuity assets under administration. Average invested assets do not include cash and cash equivalents. Also contributing to the increase were higher average yields in our fixed maturity securities and commercial loan portfolios. Portfolio yields for our fixed maturity securities and commercial mortgage loan portfolios increased to 5.61% and 6.38% respectively, at March 31, 2009, compared to 5.54% and 6.36% respectively, at March 31, 2008. Also affecting net investment income was the fair value adjustment to derivative assets which was a decrease of $1.4 million for the first quarter of 2009, compared to a decrease of $4.9 million for the first quarter of 2008. The increase in net investment income was partially offset by a decrease in commercial mortgage loan prepayment fees. Commercial mortgage loan prepayment fees were $0.6 million for the first quarter of 2009, compared to $1.8 million for the first quarter of 2008.

Net Capital Gains (Losses)

Net capital gains and losses are reported in Other. Net capital losses were $26.7 million for the first quarter of 2009, compared to $4.4 million for the first quarter of 2008. Net capital gains and losses occur as a result of other-than-temporary impairments (“OTTI”) or sales of the Company’s assets for less than the amortized cost, neither of which is likely to occur in regular patterns. The net capital losses in the first quarter of 2009 were primarily due to the sale of certain fixed maturity securities. Approximately $14.2 million of the capital losses were due to bond sales related primarily to holdings in financial institutions, particularly insurance companies which were downgraded by rating agencies during the current period, and $3.3 million was the result of other-than-temporary bond impairments.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders are affected by four primary factors: reserves that are established in part based on premium levels, claims experience, assumptions used to establish related reserves and current estimates for future benefits of life-contingent annuities. The predominant factors affecting claims experience are incidence measured by the number of claims, and severity measured as the length of time a disability claim is paid and the size of the claim. The assumptions used to establish the related reserves reflect expected incidence and severity, as well as new investment interest rates and overall portfolio yield, both of which affect the discount rate used to establish reserves. See “Critical Accounting Policies and Estimates—Reserves.”

Benefits to policyholders increased 0.2% to $412.5 million for the first quarter of 2009 compared to the same period in 2008. The increase was primarily due to the termination of reinsurance contracts in the first quarter of 2009 and 2008, where the Company assumed risk previously ceded and therefore increased reserves by approximately $18 million and $3.9 million, respectively. Excluding the impact of the termination of reinsurance, benefits to policyholders decreased 3.5% for the first quarter of 2009. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders.”

Benefits to policyholders for the Asset Management segment decreased 42.2% to $4.8 million for the first quarter of 2009 compared to the same period in 2008. This was primarily due to lower sales of life contingent annuities in the first quarter of 2009 compared to the same period in 2008. Life-contingent annuities are primarily a single-premium product, and for that reason, activity can fluctuate widely from quarter to quarter.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits in the Asset Management segment and interest paid on life insurance proceeds on deposit in the Insurance Services segment. The primary factors that affect interest credited are growth in general account assets under administration, new investment interest rates and overall portfolio yield (which influence our interest crediting rate for our customers), and customer retention. In addition, interest credited associated with our indexed annuity product may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility.

Consolidated interest credited increased to $34.0 million for the first quarter of 2009, compared to $21.2 million for the first quarter of 2008. The increase was primarily due to growth in average individual annuity assets under administration of 53.7% to $2.09 billion from higher levels of sales in 2008.

Operating Expenses

Operating expenses increased 8.0% to $126.2 million for the first quarter of 2009 compared to the same period of 2008. The increase was primarily due to one-time costs of $8.4 million, primarily related to severance costs and lease terminations. In 2009, the Company expects to incur one-time costs of $15 to $20 million associated with projects that will enhance the Company’s operating efficiencies and reduce its annualized operating expense run rate by approximately $25 million beginning in the second half of 2009. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and factors such as customer retention, sales, growth in assets under administration and profitability of the business in each of our segments. Commissions and bonuses decreased 4.5% to $54.6 million for the first quarter of 2009 compared to the same period in 2008. The decrease primarily was due to lower assets under administration in our retirement plans business, lower sales in our individual annuity business and a reduction in premium revenue in our group insurance businesses. See “Business Segments.”

Net Increase in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period, which averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. The Company’s intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions and are amortized over 10 years. The amortization for the marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. See “Critical Accounting Policies and Estimates—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets.” The net deferral for DAC, VOBA and intangibles for the first quarter of 2009 decreased $0.4 million compared to the same period of 2008.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state effective income tax rates were 33.4% and 33.9% for the first quarters of 2009 and 2008, respectively. At March 31, 2009, the years open for audit by the Internal Revenue Service (“IRS”) were 2005 through 2008. The federal statute of limitations for the 2004 tax year expired in September 2008.

Business Segments

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category, which includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including one-time costs and adjustments made in consolidation. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed annuities, group annuity contracts and retirement plan trust products.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding net capital losses:

	Three Months Ended March 31,
	2009	2008
Insurance Services	88.1%	88.9%
Asset Management	11.5	10.7

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $86.0 million for the first quarter of 2009, compared to $78.9 million for the first quarter of 2008. Results for the first quarter of 2009 reflected comparatively favorable claims experience for the group insurance and individual disability insurance businesses, partially offset by comparatively lower premiums for the group insurance businesses.

The following are key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	For the Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Premiums:
Group life and AD&D	$211.6	$215.2
Group long term disability	212.8	217.1
Group short term disability	53.8	53.9
Group dental	19.6	18.4
Experience rated refunds (“ERRs”)	(12.5)	(10.1)
Individual disability	57.6	39.8

Total premiums	$542.9	$534.3

Group insurance sales (annualized new premiums) reported at contract effective date	$100.1	$120.8
Individual disability sales (annualized new premiums)	5.8	5.7
Group insurance benefit ratio (% of premiums)	75.8%	76.6%
Individual disability benefit ratio (% of premiums)	72.2	70.6
Segment operating expense ratio (% of premiums)	15.8	15.9

Revenues

Revenues for the Insurance Services segment increased 1.3% to $627.8 million for the first quarter of 2009 compared to the same period in 2008. Revenue growth was primarily due to premium growth, which was affected by an approximately $18 million premium related to the termination of reinsurance agreements for individual disability insurance, partially offset by slightly lower administrative fee revenue.

Premiums

Premiums for the Insurance Services segment increased 1.6% to $542.9 million for the first quarter of 2009 compared to the same period in 2008. Premiums for the first quarters of 2009 and 2008 included approximately $18 million and $3.7 million, respectively related to termination of reinsurance agreements. The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines primarily due to employment and wage rate growth from existing group policyholders.

Sales.    Sales of our group insurance products reported as annualized new premiums were $100.1 million and $120.8 million for the first quarters of 2009 and 2008, respectively. The group insurance market continues to reflect a price-competitive sales environment.

Persistency.    Annual persistency for our group insurance products has historically exceeded industry averages. We believe this demonstrates our commitment to customer service and pricing discipline for new sales. Persistency is reported annually. Premium growth for the first quarter of 2009 was affected by the loss of a few large group customers during the second quarter of 2008, which also impacted annual persistency in 2008.

Organic Growth.    A portion of our premium growth in our group insurance in force business is affected by employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees. Unfavorable economic conditions have resulted in rapidly rising unemployment, and have negatively affected both wage and job growth since the second half of 2008 adversely affecting the organic growth in our group insurance business.

Premiums were offset by ERRs of $12.5 million for the first quarter of 2009, compared to $10.1 million for the same period in 2008. ERRs, which are refunds to certain group contract holders based on favorable claims experience, can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

In addition to the factors listed above, premiums for the first quarter of 2009 included approximately $18 million received related to the termination of reinsurance on a small block of reinsured policies and claims compared to $3.7 million received for a reinsurance termination in the first quarter of 2008. Offsetting the premiums received in these terminations of reinsurance were approximately $18 million and $3.9 million in additional reserves assumed in the first quarter of 2009 and 2008 respectively. The termination of these agreements was made primarily for the purpose of gaining administrative efficiencies.

Net Investment Income

Net investment income for the Insurance Services segment remained level at $82.9 million for the first quarters of 2009 and 2008. Net investment income is affected primarily by changes in levels of invested assets and interest rates. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors that affect benefits to policyholders are: reserves that are established in part based on premium level, claims experience and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence measured by the number of claims, and claims severity measured as the length of time a disability claim is paid and the size of the claim. The assumptions used to establish the related reserves reflect claims incidence and claims severity, in addition to new-money investment interest rates and overall portfolio yield, as both affect the discount rate used to establish reserves.

Benefits to policyholders, including interest credited, for the Insurance Services segment increased 0.6% to $409.6 million for the first quarter of 2009 compared to the same period in 2008. The increase primarily resulted from an approximately $18 million increase in reserves related to the termination of reinsurance on a small block of reinsured policies and claims. This compared to a similar termination in the first quarter of 2008 that resulted in $3.9 million in additional benefits to policyholders. This increase was partially offset by slightly better claims experience.

Because premium growth is one of the primary factors that affect benefits to policyholders, the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for the first quarter of 2009 was 75.8%, compared to 76.6% for the first quarter of 2008. The benefit ratio for the first quarter of 2009 was toward the lower end of the Company’s estimated annual range, which is consistent with the experience of the previous five years, during which the benefit ratio has ranged from 73.6% to 78.3%. Claims experience can fluctuate widely from quarter to quarter.

The benefit ratio for our individual disability business was 72.2% for the first quarter of 2009, compared to 70.6% for the first quarter of 2008, primarily reflecting the effect of terminating reinsurance agreements in the first quarters of 2009 and 2008. The benefit ratio for the first quarter of 2009 and 2008 for individual disability included approximately $18 million and $3.7 million of premium and approximately $18 million and $3.9 million in additional reserves related to the termination of reinsurance on a small block of reinsured policies and claims. Excluding the effects of this termination of reinsurance, the benefit ratio would have been 57.9% in the first quarter of 2009 and 67.0% for the first quarter of 2008.

While we generally expect the individual disability benefit ratio to trend down over the long term to reflect growth in the business outside of the large block of disability business assumed in 2000 from Minnesota Life, and the corresponding shift in revenues from net investment income to premiums, we recognize the individual disability insurance block of business is a relatively smaller block of business and its benefit ratio will fluctuate more widely over the short term than that of our group insurance business. The anticipated decrease year to year in the expected individual disability benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business.

The discount rate used for the first quarter of 2009 for newly established long term disability claim reserves decreased to 5.50% from the fourth quarter of 2008 discount rate of 5.75%. The discount rate for the first quarter of 2008 was 5.00%. The discount rate is based on a model that factors in the rate we are receiving on newly invested assets during the quarter, less a margin. We also consider the average discount rate on new claims over the previous 12 months and our overall average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. The margin at March 31, 2009 in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate was 41 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment increased 1.2% to $85.7 million for the first quarter of 2009 compared to the first quarter of 2008, primarily due to increased pension costs.

Asset Management Segment

Income before income taxes for the Asset Management segment was $4.5 million for the first quarter of 2009, compared to $8.3 million for the same period in 2008. The decrease was primarily due to the impact of the declining equity markets on revenues from our retirement plans business, partially offset by increased net investment income from individual annuities.

The following are key indicators that management uses to manage and assess the performance of the Asset Management segment:

	For the Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Premiums:
Retirement plans	$0.2	$0.4
Individual annuities	1.9	5.8

Total premiums	$2.1	$6.2

Administrative fees:
Retirement plans	$19.6	$23.6
Other financial services business	5.9	5.2

Total administrative fees	$25.5	$28.8

Net investment income:
Retirement plans	$20.8	$21.2
Individual annuities	30.4	14.0
Other financial services business	3.3	4.7

Total net investment income	$54.5	$39.9

Sales (individual annuity deposits)	$104.5	$174.9
Interest credited (% of net investment income):
Retirement plans	57.7%	56.6%
Individual annuities	66.1	39.3
Retirement plans:
Annualized operating expenses (% of average assets under administration)	0.72%	0.56%

	At March 31,
	2009	2008
Assets under administration:
Retirement plans general account	$1,525.8	$1,508.0
Retirement plans separate account	2,902.0	4,089.5

Total retirement plans insurance products	4,427.8	5,597.5
Retirement plans trust products	9,338.5	12,195.4
Individual annuities	2,132.7	1,429.4
Commercial mortgage loans under administration for other investors	2,527.7	2,070.7
Other	605.7	484.0

Total assets under administration	$19,032.4	$21,777.0

Revenues

Revenues for the Asset Management segment increased 9.6% to $82.1 million for the first quarter of 2009, compared to the same period in 2008. Revenues from the retirement plans business include premiums on life contingent annuities, plan and trust administration fees, fees on equity investments held in separate account assets and other assets under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement, including the sale of immediate annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed annuity deposits earn investment income, a portion of which is credited to policyholders.

Premiums

Premiums for the Asset Management segment are generated from life-contingent annuities, which primarily are a single-premium product. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment were $2.1 million for the first quarter of 2009, compared to $6.2 million for the first quarter of 2008 due to greater demand for life-contingent annuities in the first quarter of 2008.

Administrative Fees

Administrative fees for the Asset Management segment include both asset-based and plan-based fees related to our retirement plans and investment advisory businesses and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fee revenue is the level of assets under administration, which is primarily driven by equity market performance. Administrative fees for the Asset Management segment were $25.5 million for the first quarter of 2009, compared to $28.8 million for the first quarter of 2008. The administrative fee decline in the first quarter of 2009 was due to declining values of assets managed for retirement accounts and was a result of declining equity markets. This was offset by increased administrative fees from commercial mortgage loan servicing.

Average assets under administration for this segment, including retirement plans, individual annuities and commercial mortgage loans managed for third party investors, were $19.36 billion and $22.07 billion at March 31, 2009 and 2008, respectively. The decrease was primarily due to decreased assets under administration in our retirement plans business in conjunction with the declines in equity markets, partially offset by new net customer deposits and increased assets under administration for annuities and commercial mortgage loans.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originated $180.3 million and $407.3 million of commercial mortgage loans for the first quarters of 2009 and 2008, respectively. The decrease in originations was primarily due to reduced demand in the first quarter of 2009 from high-quality borrowers in the current credit environment. Commercial mortgage loans managed for other investors increased 22.1% at March 31, 2009, compared to March 31, 2008 due to the high levels of originations during 2008.

Net Investment Income

Net investment income for the Asset Management segment increased to $54.5 million for the first quarter of 2009, compared to $39.9 million for the first quarter of 2008. The increase was primarily due to an increase in average retirement plan general account and individual annuity assets under administration. Average retirement plan general account assets under administration increased 1.0% to $1.50 billion for the first quarter of 2009 compared to the same period in 2008. Average individual annuity assets under administration increased 53.7% to $2.09 billion for the first quarter of 2009 compared to the same period in 2008. In addition, the decline in the fair value of the Company’s derivative assets was lower in the first quarter of 2009 compared to the same period in 2008. The fair value of derivative instruments decreased $1.4 million for the first quarter of 2009, compared to a decrease in the fair value of $4.9 million for the first quarter of 2008. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments.”

Excluding the effect of changes in the derivative instruments, net investment income increased 24.8% or $11.1 million for the first quarter of 2009 compared to the same period in 2008 due to increased individual annuity assets under administration.

The following average assets under administration are the key indicators that drive net investment income:

	For the Three Months Ended March 31,
	2009	2008
	(In millions)
Average assets under administration:
Retirement plan general account	$1,502.8	$1,487.6
Individual annuities	2,094.7	1,362.7

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life-contingent annuities, which vary significantly with life-contingent annuity sales. Benefits to policyholders for the Asset Management segment decreased 42.2% to $4.8 million for the first quarter of 2009 compared to the first quarter of 2008. Changes in the level of benefits to policyholders will correlate to changes in premium levels because these annuities primarily are single-premium life-contingent annuity products with a significant portion of all premium payments established as reserves. As evidence of this, Asset Management segment premiums decreased to $2.1 million for the first quarter of 2009, compared to $6.2 million for the first quarter of 2008.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment increased 83.4% to $32.1 million for the first quarter of 2009 compared to the first quarter of 2008. The increase in interest credited was primarily due to significant growth in individual fixed-rate annuity assets under administration of 49.2% over the balance at March 31, 2008. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6, Derivative Financial Instruments.”

Operating Expenses

Operating expenses for the Asset Management segment increased 1.9% to $32.9 million for the first quarter of 2009 compared to the first quarter of 2008, primarily due to increased pension costs.

Other

In addition to our two segments, we report our holding company and corporate activity in the Other category. This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt, other unallocated expenses including one-time costs and adjustments made in consolidation.

The Other category reported a loss before income taxes of $41.4 million for the first quarter of 2009, compared to a loss before income taxes of $11.1 million for the first quarter of 2008. Contributing to the loss before income taxes for the first quarter of 2009 were net capital losses of $26.7 million, which were primarily due to net capital losses on sales of bonds. Approximately $14.2 million of the losses on sales related to holdings in financial institutions, particularly insurance companies. The loss before income taxes also included additional expenses of $8.4 million of one-time costs related to severance costs and lease terminations. In 2009, the

Company expects to incur one-time costs in 2009 totaling $15 million to $20 million associated with projects that will enhance the Company’s operating efficiencies and reduce its annualized operating expense run rate by approximately $25 million beginning in the second half of 2009. See “Liquidity and Capital Resources—Financing Cash Flows.”

Liquidity and Capital Resources

Asset/Liability Matching and Interest Rate Risk Management

Asset/Liability management is a part of our risk management structure. The risks we assume related to asset/liability mismatches vary with economic conditions. The primary sources of economic risk are interest-rate related and include changes in interest-rate term risk, credit risk and liquidity risk. It is generally management’s objective to align the characteristics of assets and liabilities so that our financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in different investments so that the likelihood of meeting our financial obligations is increased. See “—Investing Cash Flows.”

We manage interest-rate risk, in part, through asset/liability analyses. In accordance with presently accepted actuarial standards, the Company has made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at March 31, 2009.

As a percentage of our fixed maturity investments, callable bonds were 2.42% at March 31, 2009. Since 2001, all commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments is protected in the event of prepayment. Approximately 88.7% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operations is net income adjusted for non-cash items and accruals, and was $99.5 million for the first quarter of 2009, compared to $237.3 million for the first quarter of 2008. The decrease in net cash provided by operations was primarily due to a $70.4 million decrease in individual annuity sales from $174.9 million in the first quarter of 2008 to $104.5 million in the first quarter of 2009 as a result of the volume and timing of these sales.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or commercial mortgage loans originated.

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit investments to bonds and other fixed maturity securities, mortgage loans, common and preferred stock and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the insurance subsidiaries’ boards of directors. Each investment transaction requires the approval of one or more members of the senior investment staff, with increasingly higher approval authorities required for transactions that are more significant. Transactions are reported quarterly to the Finance and Operations Committee of the board of directors for Standard and to the board of directors for The Standard Life Insurance Company of New York.

Net cash used in investing activities was $339.1 million and $358.5 million for the first quarters of 2009 and 2008, respectively. The decrease in net cash used in investing activities from the first quarter of 2008 to the first quarter of 2009 was primarily due to a decrease in net originations of commercial mortgage loans. This decrease was partially offset by an increase in net purchases of fixed maturity securities.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At March 31, 2009, our portfolio consisted of 56.3% fixed maturity securities, 42.8% commercial mortgage loans and 0.9% real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $5.45 billion at March 31, 2009. We believe that we maintain prudent diversification across industries, issuers and maturities. We have avoided the types of structured products that do not meet an adequate level of transparency for good decision making. Our industry diversification targets for the corporate bonds in our portfolio are based on the Merrill Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The weighted-average credit quality of our fixed maturity securities portfolio was A (Standard & Poor’s) at March 31, 2009. The percentage of fixed maturity securities below investment-grade was 4.9% and 4.9% at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, fixed maturity securities on our watch list totaled $287.6 million in fair value and $400.5 million in amortized cost after OTTI. We recorded OTTI of $3.3 million during the first quarter of 2009, primarily due to a significant decline in the market value of certain fixed maturity securities during the deteriorating economic environment. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at March 31, 2009.

At March 31, 2009, our fixed maturity securities portfolio had gross unrealized capital gains of $125.6 million and gross unrealized capital losses of $249.9 million. Unrealized gains and losses primarily result from holding fixed maturity securities with interest rates higher or lower, respectively, than those currently available at the reporting date.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

Commercial mortgage loan originations for internal and external investors were $180.3 million and $407.3 million for the first quarters of 2009 and 2008, respectively. The decrease in originations was primarily due to a reduction in demand from quality borrowers in the current credit environment. The level of commercial mortgage loan originations in any period is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

At March 31, 2009, StanCorp Mortgage Investors serviced $4.14 billion in commercial mortgage loans for subsidiaries of StanCorp and $2.53 billion for other institutional investors, compared to $4.08 billion serviced for subsidiaries of StanCorp and $2.53 billion for other institutional investors at December 31, 2008.

The average loan-to-value ratio for the loans in our portfolio was approximately 58.0% at March 31, 2009. The loan-to-value ratio is calculated with stabilized net operating income and market capitalization rates after a thorough annual analysis by our underwriting and servicing staff of current rent rolls and operating history for each of the loans in the portfolio. The average loan balance retained by the Company in the portfolio was approximately $0.8 million at March 31, 2009. We have the contractual ability to pursue personal recourse from guarantors on most of the loans.

Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $7.5 million and $6.0 million at March 31, 2009 and 2008, respectively.

At March 31, 2009, there were nine commercial mortgage loans totaling $9.6 million in our portfolio that were more than sixty days delinquent, of which five commercial mortgage loans with a total balance of $5.4 million were in the process of foreclosure. We had a net balance of restructured loans of $10.4 million at March 31, 2009. Our commercial mortgage loan loss reserve was $8.3 million and $6.8 million at March 31, 2009 and December 31, 2008, respectively. The increase in the loan loss reserve was to account for expected future losses based on conditions existing at March 31, 2009, including increased delinquencies. In the first quarter of 2009, commercial mortgage loans foreclosed or acquired through deed in lieu and transferred to real estate were $1.2 million. At March 31, 2009, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate and underwrite ourselves. We service the loans in our portfolios ourselves and are able to deal with delinquencies promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have an adverse effect on our business, financial position, results of operations or cash flows.

At March 31, 2009, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	48.6% retail properties.

•	17.7% industrial properties.

•	18.7% office properties.

•	4.3% commercial properties.

•	7.7% hotel/motel properties.

•	3.0% apartment and agricultural properties.

At March 31, 2008, our commercial mortgage loan portfolio was diversified regionally as follows:

•	46.0% Western region.

•	24.6% Central region.

•	29.4% Eastern region.

Commercial mortgage loans in California accounted for 27.4% of our commercial mortgage loan portfolio at March 31, 2009. Through this concentration, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect certain areas of the state. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. We diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, when new loans are underwritten, we do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in California to have a material adverse effect on our business, financial position, results of operations or cash flows. Currently, our California exposure is primarily in Los Angeles County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans on the Inland Empire and the San Joaquin Valley where there has been greater economic decline. If economic conditions in California continue to decline, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2009, we had outstanding commitments to fund commercial mortgage loans totaling $132.6 million, with fixed interest rates ranging from 6.25% to 7.375%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $136.9 million and $190.0 million for the first quarters of 2009 and 2008, respectively. The decrease in funds provided by financing cash flows for the comparative periods was primarily due to a reduction in the level of new individual annuity deposits, resulting in a smaller increase of policyholder deposits net of withdrawals. The decrease in financing cash flows was partially offset by a $10.9 million decrease in cash used to repurchase shares of the Company’s stock.

The Company maintains a $200 million senior unsecured revolving credit facility (“Facility”) which expires June 15, 2013. The facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity. Borrowings under the Facility will continue to be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, the Company is required to maintain a debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At March 31, 2009, the Company had a debt to total capitalization ratio of 27.3% and consolidated net worth of $1.50 billion as defined by the financial covenants. The Company believes it will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At March 31, 2009, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

The Company has $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October.

The Company has $300 million of 6.90%, junior subordinated debt (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years through June 1, 2017 and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp is currently not deferring interest on the subordinated debt.

On May 7, 2007, the board of directors authorized a repurchase program for up to 6.0 million shares of StanCorp common stock, which replaced the Company’s prior share repurchase program. We did not repurchase common stock in the first quarter of 2009. We repurchased 0.2 million shares of common stock at $10.9 million for the first quarter of 2008. At March 31, 2009, there were 0.9 million shares remaining under the repurchase program.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our insurance subsidiaries’ target is generally to maintain capital at 300% of the company action level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the authorized control level RBC required by our states of domicile. The insurance subsidiaries held estimated capital at 323% of the company action level RBC at March 31, 2009. At March 31, 2009, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.25 billion.

The levels of capital in excess of targeted RBC we generate vary inversely in relation to our levels of premium growth. As premium growth increases, capital is utilized to fund additional reserve requirements, meet increased regulatory capital requirements based on premium, and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target levels. Higher levels of premium growth can result in increased utilization of capital beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital produced by the business exceeds the capital utilized to meet these requirements, which can result in additional capital above our targeted RBC level. At our expected growth rate, in 2009 we anticipate generating between $150 million and $200 million of capital in excess of our 300% RBC target. In addition to the capital carried on the insurance subsidiaries, our non-insurance subsidiaries also hold capital in excess of regulatory requirements.

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

We had debt to total capitalization ratios of 26.4% and 28.0% at March 31, 2009 and 2008, respectively. The decrease in our debt to total capitalization ratio was primarily due to an increase in equity excluding accumulated other comprehensive loss. Certain rating agencies recognize a portion of the Subordinated Debt as equity. Standard & Poor’s (“S&P”) currently recognizes the Subordinated Debt as 100% equity, while Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company (“A.M. Best”) currently recognize 75% of the

Subordinated Debt as equity. Our ratio of earnings to fixed charges, including interest credited to policyholders, was 2.0x and 3.3x for the first quarters of 2009 and 2008, respectively. Our ratio of earnings to fixed charges, excluding interest credited to policyholders, was 4.8x and 7.5x for the first quarters of 2009 and 2008, respectively.

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

In March 2009, Standard paid an ordinary cash dividend of $25.0 million to StanCorp. There were no dividends paid by Standard to StanCorp in the first quarter of 2008.

Dividends to Shareholders

The declaration and payment of dividends is subject to the discretion of StanCorp’s board of directors. It is anticipated that annual dividends will be paid in December of each year depending on StanCorp’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors. In addition, the declaration and payment of dividends would be restricted if StanCorp elects to defer interest payments on its subordinated debt. If elected, the restriction would be in place during the deferral period, which cannot exceed five years. In the fourth quarter of 2008, StanCorp paid an annual cash dividend of $0.75 per share, totaling $36.7 million. StanCorp has paid dividends each year since its initial public offering in 1999.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (the “Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities.

On May 7, 2007, the board of directors authorized a share repurchase program of up to 6.0 million shares of StanCorp common stock. The share repurchase program allows us to purchase shares in the open market or in negotiated transactions through December 31, 2009.

During the first quarter of 2009, we did not repurchase shares of common stock in the open market. At March 31, 2009, there were 0.9 million shares remaining under the share repurchase program. During the first quarter of 2009, we acquired 3,934 shares of common stock from executive officers to cover tax liabilities of these officers upon the release of performance-based and retention-based shares. The total cost of the acquired shares was $0.1 million for a weighted-average price of $32.94 per common share, which reflects the closing market price on the transaction dates. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Financial Strength Ratings

Financial strength ratings, which gauge claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including ours. In addition, credit ratings on our Senior Notes and Subordinated Debt are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products and could increase costs of future debt issuances. S&P, Moody’s, and A.M. Best provide financial strength and credit ratings. Despite the recent volatility in the economy, we do not currently anticipate financial strength ratings downgrades. We believe our well-managed underwriting and claims operations, our high quality invested asset portfolios and our strong capital position will continue to support our claims paying ability during the current recession. See “Liquidity and Capital Resources—Asset/Liability and Interest Rate Risk Management,” and “Capital Management.”

Standard’s financial strength ratings as of May 2009 were:

•	AA- (Very Strong) by Standard & Poor’s—4th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

Credit Ratings

S&P, Moody’s and A.M. Best provide credit ratings on StanCorp’s Senior Notes. As of May 2009, ratings from these agencies were A-, Baa1 and bbb+, respectively. As of May 2009, A.M. Best affirmed an issuer credit rating of a+ for Standard. As of May 2009, the financial strength and credit ratings from S&P, Moody’s and A.M. Best had a stable outlook.

S&P, Moody’s, and A.M. Best also provide credit ratings on StanCorp’s Subordinated Debt. As of May 2009, ratings from these agencies were BBB, Baa2 and bbb-, respectively.

Despite the recent volatility in the economy, we do not currently anticipate credit ratings downgrades. We believe our well-managed underwriting and claims operations, our high-quality invested asset portfolios and our strong capital position will continue to support our ability to maintain a strong credit standing during the current recession. See “Liquidity and Capital Resources—Asset/Liability and Interest Rate Risk Management” and “Capital Management.” In addition, we remain well within our line of credit financial covenant restrictions. See “Liquidity and Capital Resources—Financing Cash Flows.”

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 10, Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitment fees, “Liquidity and Capital Resources—Investing Cash Flows, Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2007, through March 31, 2009, aggregated $0.5 million. At March 31, 2009, we maintained a reserve of $0.7 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory net gains from insurance operations before federal income taxes were $82.2 million for the first quarter of 2009, compared to $76.5 million for the first quarter of 2008. Statutory net gains from operations increased for the first quarter of 2009 compared to the first quarter of 2008 primarily due to an increase in net investment income which is related to the increase in invested assets from March 31, 2008.

Differences between Statutory and GAAP results widened for the first quarter of 2009 due to the deferral of capital losses subject to the interest maintenance reserve on a statutory basis and a smaller difference in the change in reserves in the individual annuities business due to statutory valuation reserve methods. Statutory capital adjusted to exclude asset valuation reserves for our insurance subsidiaries totaled $1.25 billion and $1.23 billion at March 31, 2009 and December 31, 2008, respectively. The asset valuation reserve was $80.0 million and $78.8 million at March 31, 2009 and December 31, 2008, respectively.

Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 11, Accounting Pronouncements.”

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment valuations, DAC, VOBA and other intangibles, goodwill, the reserves for future policy benefits and claims, pension and postretirement benefit plans and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

Investment Valuations

For all investments, capital gains and losses are recognized using the specific identification method. Net investment income and capital gains and losses related to separate account assets and liabilities are included in the separate account assets and liabilities. For all investments, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost is other than temporary. The impairment loss is charged to net capital gains or losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

In our quarterly impairment analysis, we evaluate whether a decline in value of fixed maturity securities is other than temporary. Factors considered in this analysis include:

•	The length of time and the extent to which the fair value has been below amortized cost.

•	The financial condition and near-term prospects of the issuer.

•	The intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

•	The value of any security interest we may have collateralized in the investment.

For securities expected to be sold, an OTTI charge is recorded if we do not expect the realizable fair value of a security to recover to its amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the OTTI securities for further potential impairment on an on-going basis. If the fair value of the investment later recovers, the Company is not permitted to write the asset back up to its historical cost (i.e. the write-down is permanent).

Our investment portfolio includes fixed maturity securities and commercial mortgage loans. At March 31, 2009, issues on our fixed maturity securities impairment watch list totaled approximately $287.6 million in fair value and $400.5 million in amortized cost after OTTI had been taken. The Company recorded OTTI of $3.3 million during the first quarter of 2009, due to bond impairments. The Company will continue to evaluate its holdings but currently expects the fair values of its investments to recover as the securities approach their maturity dates. Should the credit quality of our fixed maturity securities continue to decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at March 31, 2009. Investment securities include fixed maturity securities. Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheets. See “Item I, Financial Statements—Note 7—Fair Value of Financial Instruments,” for a detailed explanation of the valuation methods the Company uses to calculate the fair value of the Company’s financial instruments. Investment securities also include derivative investments, which are carried at fair value. See “Item I, Financial Statements—Note 6—Derivative Financial Instruments.” Valuation adjustments for fixed maturity securities that are not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income. Valuation adjustments for derivatives are reported as a component of net investment income.

Commercial mortgage loans are stated at amortized cost less a valuation allowance for potentially uncollectible amounts. The commercial mortgage loan valuation allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. We did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio at March 31, 2009.

Real Estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method with property lives varying from 30 to 40 years.

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

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

Acquisition costs that we have deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $260.7 million and $249.2 million at March 31, 2009, and December 31, 2008, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred. Annual commissions are considered expenses and are not deferred.

DAC for group and individual disability insurance products and group life insurance products is amortized over the life of related policies in proportion to future premiums in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises. Beginning with the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts on January 1, 2007, we began amortizing DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

Our individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 55% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits up to 20 years. VOBA totaled $30.8 million and $31.1 million at March 31, 2009, and December 31, 2008, respectively.

VOBA related to the TIAA group long term disability claims, for which no further premiums are due, is amortized in proportion to expected gross profits. The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$83.3	32.0%	$79.9	32.1%
VOBA	7.7	25.0	7.7	24.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, we revise these assumptions annually to reflect the Company’s current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. There was no unlocking impact on DAC and VOBA balances in the first quarter of 2009. Due to unlocking, DAC and VOBA balances decreased $0.7 million for the first quarter of 2008. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 8.9 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $53.0 million and $54.2 million at March 31, 2009, and December 31, 2008, respectively.

Goodwill

Goodwill is related to our Asset Management segment and totaled $36.0 million at March 31, 2009, and December 31, 2008. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested at least annually for impairment. As of March 31, 2009, we do not believe that there have been material changes in circumstances or that indicators of goodwill impairment exist.

Reserves

Reserves represent amounts to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At March 31, 2009, these reserves represented approximately 88% of total reserves held or $4.64 billion. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported reserves associated with our disability products, represented approximately 12% of total reserves held at March 31, 2009, or $651.0 million. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. These reserves represented less than 1% of total reserves held at March 31, 2009, or $8.1 million.

Reserves include policy reserves for claims not yet incurred, policy reserve liabilities for our individual and group immediate annuity business and claim reserve liabilities for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves totaled $5.14 billion at March 31, 2009, and represented over 96% of total reserves, compared to $5.12 billion at December 31, 2008.

Policy Reserves

Policy reserves totaled $946.4 million and $945.4 million at March 31, 2009, and December 31, 2008, respectively. Policy reserves include reserves established for individual life, individual disability, and group and individual annuity businesses.

Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. These reserves, related specifically to our individual disability block of business, totaled $179.7 million and $177.2 million at March 31, 2009, and December 31, 2008, respectively.

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

Policy reserves for our individual and group immediate annuity blocks of business totaled $161.9 million and $162.1 million at March 31, 2009, and December 31, 2008, respectively. These reserves are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts and, therefore, there is no projected future premium.

Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.

•	Discount rates used to value expected future annuity payments.

Policy reserves for our individual life block of business totaled $604.8 million and $606.1 million at March 31, 2009, and December 31, 2008, respectively. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life Insurance Company (“Protective Life”) under a reinsurance agreement.

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

The claim reserves are related to group life and group and individual disability products offered by our Insurance Services segment. The following table sets forth total claim reserves segregated between reserves associated with life versus disability and other products:

	March 31, 2009	December 31, 2008
	(In millions)
Group life	$725.5	$731.2
Group disability and other reserves	2,982.5	2,972.8
Individual disability	643.2	636.9

Total claim reserves	$4,351.2	$4,340.9

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are (1) the discount rate, (2) the claim termination rate and (3) the claim incidence rate for policy reserves and IBNR claim reserves.

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected net investment yields. The discount rate used to calculate GAAP reserves for newly incurred long term disability claims decreased to 5.50% for the first quarter of 2009 from 5.75% for the fourth quarter of 2008. Based on our current size, a 25 basis point decrease in the discount rate would result in a short-term increase of approximately $2 million per quarter of benefits to policyholders, and a corresponding decrease to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In the first quarter of 2009, while we have experienced some variation in our claim termination experience, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

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

For the postretirement benefit plan, the assumed health care cost trend rates are also a major assumption that affects expenses and liabilities. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point increase	1% point decrease
	(In millions)
Effect on total of service and interest cost	$0.3	$(0.3)
Effect on postretirement benefit obligation	3.2	(2.8)

Our discount rate assumption is reviewed annually, and we use a December 31 measurement date for each of our plans. For more information concerning our pension and postretirement plans, see Item 8, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 5—Retirement Benefits.”

Income Taxes

We file a U.S. consolidated income tax return that includes all subsidiaries. Our U.S. income tax is calculated using regular corporate income tax rates on a tax base determined by laws and regulations administered by the Internal Revenue Service (“IRS”). We also file corporate income tax returns in various states. The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse.

GAAP requires management to use a more likely than not standard to evaluate whether, based on available evidence, each deferred tax asset will be realized. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, requires management to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions, as determined and measured by this interpretation, can not be recognized in our financial statements.

It is the Company’s accounting policy to record income tax interest and penalties in the income tax provision.

Currently, years open for audit by the IRS are 2005 through 2008.

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

There have been no material changes in market risks faced by StanCorp since those reported in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Management of StanCorp has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” (as defined by the Exchange Act Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2009, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control.    There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 10, Commitments and Contingencies.”

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

•

Catastrophe losses from a disease pandemic could have an adverse effect on us—Our life insurance operations are exposed to the risk of loss from an occurrence of catastrophic mortality caused by a disease pandemic, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

Catastrophe losses from terrorism or other factors could have an adverse effect on us—An occurrence of a significant catastrophic event, including natural disasters, terrorism, or other disasters, or a change in the nature and availability of reinsurance and catastrophe reinsurance, could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

Our investment portfolio and associated derivative instruments are subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities, commercial mortgage loans and real estate. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads, and delinquency and default risk on our commercial mortgage loans. Due to declining values of fixed maturity securities and the related decline in market activity, our fixed maturity securities portfolio has become less liquid. Our commercial mortgage loans are relatively illiquid. We may have difficulty selling fixed maturity securities and commercial mortgage loans at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the short-term. Our 10-year Senior Notes (“Senior Notes”) of $250 million will mature in September 2012, and our junior subordinated debt (“Subordinated Debt”) of $300 million will mature in 2067 with a call option in 2017. We maintain a $200 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes, which will expire on June 15, 2013 and had no outstanding balance on March 31, 2009. The Facility is composed of a syndication of six banks. Commitments from the banks toward the available line of credit range from $10.0 million to $52.5 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

•

Our business may be affected by employment and wage levels—Factors in the growth of StanCorp’s group insurance and retirement plans businesses are the employment levels, benefit offerings, and salary and wage growth of its employer groups. Current economic conditions may cause our employer groups to experience lower levels of insured employees, to limit benefit offerings, or to reduce or slow the growth of wage levels. If these outcomes arise they may adversely affect premium levels for our group businesses and revenues for our retirement plans business.

•

Our profitability may be adversely affected by declining equity markets—Current economic conditions have resulted in a substantial decline in U.S. and global equity markets. The value of equity assets under administration is a significant component from which our administrative fee income is derived and our revenue from administrative fees was reduced as a result of the decreased equity values. Sustained equity market declines could result in further decreases in the value of the assets under administration in our retirement plans, which could further reduce our ability to earn administrative fee income derived from the value of those assets.

•

Declining equity markets could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other post-retirement benefits incorporate significant assumptions including the rate use to discount the future estimated liability, the long-term rate of return on plan assets and assumptions relating to the employee work force. A decline in the rate of return on plan assets or in the discount rate, or a change in workforce assumptions could affect our results of operations or shareholders’ equity in a particular period. We may have to contribute more cash or record higher pension-related expenses in future periods as a result of decreases in the value of investments held by the Company’s plans.

•

A continuing U.S. recession or continued disruption in global financial markets could adversely affect us—A continuing U.S. recession, or a continued disruption in the global financial markets, present risks and uncertainties that we currently cannot predict. If the current economic downturn conditions continue or worsen we face risks that may include:

•	Declines in revenues and profitability as a result of lower levels of insured employees by our customers, including loss of employer groups due to business bankruptcy of failure.

•	Declines in revenues and profitability as a result of lower levels of assets under administration.

•	Increased pricing pressure and competition as customers seek to reduce benefit costs.

•	Reduction in value of our general account investment portfolio.

•	Reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions.

•	Increases in corporate tax rates to finance government spending programs.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1-31, 2009	1,997	$41.36	—	894,800
February 1-28, 2009	1,937	24.25	—	894,800
March 1-31, 2009	—	—	—	894,800

Total first quarter	3,934	32.94	—

On May 7, 2007, the board of directors authorized a share repurchase program of up to 6.0 million shares of StanCorp common stock. The share repurchase program allows us to purchase shares in the open market or in negotiated transactions through December 31, 2009.

During the first quarter of 2009, we did not repurchase shares of common stock on the open market. At March 31, 2009, there were 0.9 million shares remaining under the share repurchase program. During the first quarter of 2009, we acquired 3,934 shares of common stock from executive officers to cover tax liabilities of these officers upon the release of performance-based and retention-based shares. The total cost of the acquired shares was $0.1 million for a weighted-average price of $32.94 per common share, which reflects the closing market prices on the transaction dates.

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

Retirement of Officer and Appointment of Officer

On May 4, 2009, the Company announced the retirement of Eric E. Parsons, Chairman and Chief Executive Officer, as an officer and employee effective as of July 1, 2009. At the same time the Company announced the promotion of J. Gregory Ness to President and Chief Executive Officer of StanCorp. Mr. Parsons will continue to serve as Chairman of the Board of Directors of StanCorp Financial Group and Standard Insurance Company, and Mr. Ness became a member of the Board of Directors of StanCorp Financial Group and Standard Insurance Company effective May 4, 2009. See Form 8-K, dated May 4, 2009, and incorporated herein by this reference. In addition to the compensation changes disclosed in this Form 8-K, Mr. Ness will also receive an increase in his target annual bonus for 2009 under our Short Term Incentive Plan from $517,500 (90% of his current salary) to $585,000 (90% of his new salary).

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

Date: May 5, 2009	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith