Form 10-Q
period 2009-06-30
STANCORP FINANCIAL GROUP INC
filed 2009-08-05
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 24, 2009, there were 49,157,311 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(In millions—except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Premiums	$525.7	$543.0	$1,070.7	$1,083.5
Administrative fees	27.1	30.9	51.3	58.8
Net investment income	145.4	136.6	288.9	265.4
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities	(0.1)	(21.6)	(3.4)	(22.9)
Portion of other-than-temporary impairment losses on fixed maturity securities recognized in other comprehensive income	—	—	—	—
All other net capital losses	(4.4)	—	(27.8)	(3.1)

Total net capital losses	(4.5)	(21.6)	(31.2)	(26.0)

Total revenues	693.7	688.9	1,379.7	1,381.7

Benefits and expenses:
Benefits to policyholders	384.8	409.2	797.3	820.9
Interest credited	35.9	27.8	69.9	49.0
Operating expenses	122.4	115.8	248.6	232.7
Commissions and bonuses	48.8	54.9	103.4	112.1
Premium taxes	9.1	9.4	17.4	18.4
Interest expense	9.8	9.9	19.7	19.6
Net increase in deferred acquisition costs, value of business acquired and other intangibles	(2.2)	(8.6)	(10.8)	(17.6)

Total benefits and expenses	608.6	618.4	1,245.5	1,235.1

Income before income taxes	85.1	70.5	134.2	146.6
Income taxes	28.8	22.1	45.2	47.9

Net income	56.3	48.4	89.0	98.7

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized capital gains (losses) on securities available-for-sale, net	124.3	(92.9)	107.6	(72.4)
Unrealized losses relating to other-than-temporary impairment losses on fixed maturity securities for which a portion has been recognized in earnings	—	—	—	—
Reclassification adjustment for net capital (gains) losses included in net income, net	(2.0)	14.9	13.9	13.7
Employee benefits plans:
Prior service cost arising during the period, net	—	—	(3.9)	—
Reclassification adjustment for amortization to net periodic pension cost, net	1.6	0.2	2.7	0.4

Total other comprehensive income (loss), net of tax	123.9	(77.8)	120.3	(58.3)

Comprehensive income (loss)	$180.2	$(29.4)	$209.3	$40.4

Net income per common share:
Basic	$1.15	$0.99	$1.82	$2.02
Diluted	1.15	0.98	1.81	2.00
Weighted-average common shares outstanding:
Basic	49,045,188	48,943,331	49,004,565	48,950,232
Diluted	49,096,913	49,414,086	49,053,610	49,387,519

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2009	December 31, 2008
A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $5,651.6 and $5,322.1)	$5,716.7	$5,200.3
Short-term investments	1.2	1.4
Commercial mortgage loans, net	4,297.2	4,083.6
Real estate, net	87.3	81.3
Policy loans	3.2	3.4

Total investments	10,105.6	9,370.0
Cash and cash equivalents	125.9	280.5
Premiums and other receivables	104.5	101.9
Accrued investment income	106.9	103.1
Amounts recoverable from reinsurers	931.4	944.0
Deferred acquisition costs, value of business acquired and other intangibles, net	349.1	334.5
Goodwill, net	36.0	36.0
Property and equipment, net	130.4	136.1
Deferred tax assets, net	25.3	75.1
Other assets	78.9	98.1
Separate account assets	3,415.2	3,075.9

Total assets	$15,409.2	$14,555.2

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,298.1	$5,285.9
Other policyholder funds	4,200.9	3,944.1
Short-term debt	3.3	3.7
Long-term debt	559.9	561.5
Other liabilities	331.6	303.8
Separate account liabilities	3,415.2	3,075.9

Total liabilities	13,809.0	13,174.9

Commitments and contingencies (See Note 11)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 49,157,311 and 48,989,074 shares issued at June 30, 2009, and December 31, 2008, respectively	273.5	262.9
Accumulated other comprehensive loss	(35.9)	(153.9)
Retained earnings	1,362.6	1,271.3

Total shareholders’ equity	1,600.2	1,380.3

Total liabilities and shareholders’ equity	$15,409.2	$14,555.2

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2008	49,155,131	$267.1	$16.8	$1,145.1	$1,429.0
Net income	—	—	—	162.9	162.9
Other comprehensive loss, net of tax	—	—	(170.7)	—	(170.7)
Common stock:
Repurchased	(526,300)	(24.9)	—	—	(24.9)
Issued to directors	9,820	0.5	—	—	0.5
Issued under employee stock plans, net	350,423	20.2	—	—	20.2
Dividends declared on common stock	—	—	—	(36.7)	(36.7)

Balance, December 31, 2008	48,989,074	262.9	(153.9)	1,271.3	1,380.3

Net income	—	—	—	89.0	89.0
Cumulative adjustment to apply FSP FAS 115-2 and FAS 124-2, net of tax	—	—	(2.3)	2.3	—
Other comprehensive income, net of tax	—	—	120.3	—	120.3
Common stock:
Issued to directors	9,767	0.2	—	—	0.2
Issued under employee stock plans, net	158,470	10.4	—	—	10.4

Balance, June 30, 2009	49,157,311	$273.5	$(35.9)	$1,362.6	$1,600.2

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2009	2008
Operating:
Net income	$89.0	$98.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains and losses on sale of investments	27.8	3.1
Net loss on impairment of investments	3.4	22.9
Depreciation and amortization	66.0	67.9
Deferral of acquisition costs, value of business acquired, other intangibles and goodwill, net	(51.5)	(53.5)
Deferred income taxes	(16.1)	4.1
Changes in other assets and liabilities:
Receivables and accrued income	14.9	(9.0)
Future policy benefits and claims	12.2	87.3
Other, net	45.0	18.6

Net cash provided by operating activities	190.7	240.1

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	467.7	310.3
Commercial mortgage loans	241.9	497.8
Real estate	8.2	0.4
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(827.2)	(732.0)
Commercial mortgage loans	(481.6)	(818.2)
Real estate	(10.0)	(2.6)
Acquisition of property and equipment	(9.7)	(19.9)

Net cash used in investing activities	(610.7)	(764.2)

Financing:
Policyholder fund deposits	938.2	1,146.8
Policyholder fund withdrawals	(681.4)	(767.3)
Short-term debt	(0.4)	18.0
Long-term debt	(1.6)	(0.3)
Issuance of common stock	10.6	9.2
Repurchase of common stock	—	(15.9)

Net cash provided by financing activities	265.4	390.5

Decrease in cash and cash equivalents	(154.6)	(133.6)
Cash and cash equivalents, beginning of period	280.5	205.8

Cash and cash equivalents, end of period	$125.9	$72.2

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$87.1	$74.7
Income taxes	51.5	47.1
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	4.2	0.6

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

StanCorp Real Estate is a property management company that owns and manages the Hillsboro, Oregon home office properties and other investment properties and manages the Portland, Oregon home office properties for its affiliate Standard.

StanCorp and Standard hold interests in low-income housing partnerships. These interests do not meet the requirements for consolidation per Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (revised December 2003)—an interpretation of ARB No. 51. The total investment in these interests was $18.0 million and $18.8 million at June 30, 2009, and December 31, 2008, respectively.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated on a consolidated basis.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2009, and for the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. Interim results for the three and six-month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. This report should be read in conjunction with the Company’s 2008 annual report on Form 10-K.

Over the course of the last year, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to implement some of these strategies resulting in pre-tax one-time costs of $6.0 million and $14.4 million for the second quarter and first six months of 2009, respectively. See “Note 13—Severance, Lease Terminations, Relocation and Restructuring.”

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

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

Net income per basic and diluted weighted-average common shares outstanding was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (in millions)	$56.3	$48.4	$89.0	$98.7

Basic weighted-average common shares outstanding	49,045,188	48,943,331	49,004,565	48,950,232
Stock options	51,725	462,755	43,634	422,786
Restricted stock	—	8,000	5,411	14,501

Diluted weighted-average common shares outstanding	49,096,913	49,414,086	49,053,610	49,387,519

Net income per common share:
Net income per basic common share	$1.15	$0.99	$1.82	$2.02
Net income per diluted common share	1.15	0.98	1.81	2.00
Antidilutive shares not included in net income per diluted common share calculation	2,311,272	40,250	2,357,048	372,175

3.	SHARE-BASED COMPENSATION

The Company has three share-based compensation plans: the 1999 Omnibus Stock Incentive Plan (“1999 Plan”), the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). Substantially all of the authorized shares in the 1999 Plan were issued or optioned as of June 30, 2009. The 2002 Plan was authorized as a replacement for the 1999 Plan. The 2002 Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under the 2002 Plan is 4.8 million. At June 30, 2009, 3.1 million shares or options for shares have been issued under the 2002 Plan. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this footnote.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $3.0 million and $1.9 million for the second quarters of 2009 and 2008, respectively. The related tax benefits were $1.0 million and $0.7 million for the same periods, respectively. Income before income taxes included compensation cost related to all share-based compensation arrangements of $6.8 million and $5.3 million for the first six months of 2009 and 2008, respectively. The related tax benefits were $2.4 million and $1.9 million for the same periods, respectively.

The Company has provided three types of share-based compensation pursuant to the 1999 Plan and the 2002 Plan: option grants to directors, officers and certain non-officer employees; stock performance unit grants to officers; and stock retainer fees to directors.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors and executive officers typically receive annual grants in amounts determined by the Organization and Compensation committee of the board of directors. Options are granted with an exercise price equal to the market closing price of the stock on the date of grant. Directors’ options vest in one year with all others vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the change of control agreement. Options generally expire 10 years from the grant date. There were 490,160 options and 369,450 options granted in the first six months of 2009 and 2008, respectively, at a weighted-average exercise price of $37.05 and $50.05, respectively.

The fair value of each option award under the share-based compensation plans was estimated using the Black-Scholes option-pricing model as of the grant date. The weighted-average grant date fair value of options granted was $11.37 during the first six months of 2009, compared to $12.37 during the first six months of 2008.

The expense of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At June 30, 2009, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $7.1 million. This cost will be recognized over the next four years. During the first six months of 2009, certain executive officers of the Company retired, upon which the vesting of some of their options was accelerated in accordance with their option agreements. The accelerated vesting resulted in $1.3 million of additional compensation cost recognized in the second quarter of 2009 and $1.8 million of additional compensation cost recognized in the first six months of 2009.

Stock Performance Unit Grants

Performance-based awards are made to designated officers each year and vest with respect to all or a portion of the awards based on the Company’s financial performance for a given year. Awards are long-term incentive awards that culminate in future grants of stock to executives (“Stock Performance Units”). Stock Performance Units granted represent the maximum number of shares to be issued, and Stock Performance Units are generally granted two years before the performance period. Stock is issued at the end of the performance period based on satisfaction of employment and financial performance conditions, with a portion of the shares withheld to cover required tax withholding. Under the current plans, the Company had 0.8 million shares available for issuance as restricted stock units at June 30, 2009.

The compensation cost of these awards was measured using an estimate of the number of shares of StanCorp stock that will vest at the end of the performance period, multiplied by the fair market value. During the first six months of 2009 and 2008, there were 109,884 and 62,962 Stock Performance Units granted. There were no Stock Performance Units vested or cash units paid in the second quarter of 2009 or 2008. The total value of Stock Performance Units vested and cash units paid was $0.8 million for the first six months of 2009, compared to $1.8 million for the same period in 2008.

The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance and (for cash units) the price of the Company’s stock on the vesting dates. Assuming that the maximum target is achieved for each performance goal, and valuing cash units at the price of StanCorp common stock on June 30, 2009, $6.3 million in additional compensation cost would be recognized through 2012. A target or expected payout of 70% of the total would result in approximately $4.0 million of additional compensation cost through 2012. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock Retainer Fees to Directors

Each director who is not an employee of StanCorp or Standard receives cash retainer fees that the Company pays quarterly. Additionally, each director receives shares annually with an equity award value of $50,000 based on the closing common stock price on the day of the annual shareholders meeting.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. Within the ESPP no employee may purchase StanCorp common stock with a fair value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.5 million shares remained available at June 30, 2009. The Company’s compensation cost resulting from the ESPP was $0.5 million and $0.4 million for the second quarters of 2009 and 2008, respectively. The related tax benefit was $0.2 million and $0.1 million for the same periods, respectively. The compensation costs resulting from the ESPP were $1.9 million and $0.9 million for the first six months of 2009 and 2008, respectively, and the related tax benefits were $0.7 million and $0.3 million for the same periods, respectively.

4.	SEGMENTS

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category, which includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including one-time costs, and adjustments made in consolidation. Resources are allocated, and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment offers a full range of individual fixed annuity products, investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, group annuity contracts and retirement plan trust products.

Administrative fee revenues for the Asset Management segment included fees charged to manage the fixed maturity securities and commercial mortgage loan portfolios for the Company’s insurance subsidiaries. These administrative fees were $3.4 million and $3.2 million for the three months ended June 30, 2009 and 2008, respectively, and were $6.7 million and $6.4 million for the six months ended June 30, 2009 and 2008, respectively.

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$206.6	$219.5	$418.2	$434.7
Group long term disability	205.9	219.9	418.7	437.0
Group short term disability	51.8	54.6	105.6	108.5
Group dental	20.1	19.0	39.7	37.4
Experience rated refunds (“ERRs”)	(7.2)	(13.3)	(19.7)	(23.4)

Total Group insurance	477.2	499.7	962.5	994.2
Individual disability insurance	39.0	34.3	96.6	74.1

Total Insurance Services premiums	516.2	534.0	1,059.1	1,068.3

Asset Management:
Retirement plans	0.1	0.2	0.3	0.6
Individual annuities	9.4	8.8	11.3	14.6

Total Asset Management premiums	9.5	9.0	11.6	15.2

Total premiums	$525.7	$543.0	$1,070.7	$1,083.5

Administrative fees:
Insurance Services:
Group insurance	$2.0	$2.3	$3.9	$4.5
Individual disability insurance	—	0.1	0.1	0.2

Total Insurance Services administrative fees	2.0	2.4	4.0	4.7

Asset Management:
Retirement plans	22.0	26.2	41.6	49.8
Other financial services businesses	6.6	5.5	12.5	10.7

Total Asset Management administrative fees	28.6	31.7	54.1	60.5

Other	(3.5)	(3.2)	(6.8)	(6.4)

Total administrative fees	$27.1	$30.9	$51.3	$58.8

Net investment income:
Insurance Services:
Group insurance	$72.0	$73.0	$142.8	$143.9
Individual disability insurance	12.6	12.3	24.7	24.3

Total Insurance Services net investment income	84.6	85.3	167.5	168.2

Asset Management:
Retirement plans	21.5	21.5	42.3	42.7
Individual annuities	31.8	21.1	62.2	35.1
Other financial services businesses	4.8	5.5	8.1	10.2

Total Asset Management net investment income	58.1	48.1	112.6	88.0

Other	2.7	3.2	8.8	9.2

Total net investment income	$145.4	$136.6	$288.9	$265.4

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended June 30, 2009:
Revenues:
Premiums	$516.2	$9.5	$—	$525.7
Administrative fees	2.0	28.6	(3.5)	27.1
Net investment income	84.6	58.1	2.7	145.4
Net capital losses	—	—	(4.5)	(4.5)

Total revenues	602.8	96.2	(5.3)	693.7

Benefits and expenses:
Benefits to policyholders	372.7	12.1	—	384.8
Interest credited	0.9	35.0	—	35.9
Operating expenses	81.8	32.1	8.5	122.4
Commissions and bonuses	40.4	8.4	—	48.8
Premium taxes	9.1	—	—	9.1
Interest expense	—	0.1	9.7	9.8
Net (increase) decrease in deferred acquisition costs, value of business acquired and intangibles	(3.0)	0.8	—	(2.2)

Total benefits and expenses	501.9	88.5	18.2	608.6

Income (loss) before income taxes	$100.9	$7.7	$(23.5)	$85.1

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended June 30, 2008:
Revenues:
Premiums	$534.0	$9.0	$—	$543.0
Administrative fees	2.4	31.7	(3.2)	30.9
Net investment income	85.3	48.1	3.2	136.6
Net capital losses	—	—	(21.6)	(21.6)

Total revenues	621.7	88.8	(21.6)	688.9

Benefits and expenses:
Benefits to policyholders	397.9	11.3	—	409.2
Interest credited	2.7	25.1	—	27.8
Operating expenses	83.7	32.1	—	115.8
Commissions and bonuses	43.0	11.9	—	54.9
Premium taxes	9.4	—	—	9.4
Interest expense	—	0.1	9.8	9.9
Net increase in deferred acquisition costs, value of business acquired and intangibles	(4.3)	(4.3)	—	(8.6)

Total benefits and expenses	532.4	76.2	9.8	618.4

Income (loss) before income taxes	$89.3	$12.6	$(31.4)	$70.5

	Insurance Services	Asset Management	Other	Total
	(In millions)
Six months ended June 30, 2009:
Revenues:
Premiums	$1,059.1	$11.6	$—	$1,070.7
Administrative fees	4.0	54.1	(6.8)	51.3
Net investment income	167.5	112.6	8.8	288.9
Net capital losses	—	—	(31.2)	(31.2)

Total revenues	1,230.6	178.3	(29.2)	1,379.7

Benefits and expenses:
Benefits to policyholders	780.4	16.9	—	797.3
Interest credited	2.8	67.1	—	69.9
Operating expenses	167.5	65.0	16.1	248.6
Commissions and bonuses	86.2	17.2	—	103.4
Premium taxes	17.4	—	—	17.4
Interest expense	—	0.1	19.6	19.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(10.6)	(0.2)	—	(10.8)

Total benefits and expenses	1,043.7	166.1	35.7	1,245.5

Income (loss) before income taxes	$186.9	$12.2	$(64.9)	$134.2

Total assets	$7,451.4	$7,717.5	$240.3	$15,409.2

	Insurance Services	Asset Management	Other	Total
	(In millions)
Six months ended June 30, 2008:
Revenues:
Premiums	$1,068.3	$15.2	$—	$1,083.5
Administrative fees	4.7	60.5	(6.4)	58.8
Net investment income	168.2	88.0	9.2	265.4
Net capital losses	—	—	(26.0)	(26.0)

Total revenues	1,241.2	163.7	(23.2)	1,381.7

Benefits and expenses:
Benefits to policyholders	801.3	19.6	—	820.9
Interest credited	6.4	42.6	—	49.0
Operating expenses	168.4	64.4	(0.1)	232.7
Commissions and bonuses	89.7	22.4	—	112.1
Premium taxes	18.4	—	—	18.4
Interest expense	—	0.2	19.4	19.6
Net increase in deferred acquisition costs, value of business acquired and intangibles	(11.2)	(6.4)	—	(17.6)

Total benefits and expenses	1,073.0	142.8	19.3	1,235.1

Income (loss) before income taxes	$168.2	$20.9	$(42.5)	$146.6

Total assets	$7,296.5	$7,776.2	$153.9	$15,226.6

5.	RETIREMENT BENEFITS

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

In September 2008, the Organization and Compensation committee of the board of directors of StanCorp approved an amendment to the employee pension plan that also had the effect of modifying the terms of the non-qualified supplemental retirement plan (“non-qualified plan”), which covers eligible executive officers. The amendment became effective January 1, 2009. Under the employee pension plan and the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. Prior to the amendment, a participant could also receive a normal, unreduced retirement benefit once the participant reached age 60 and the sum of his or her age plus years of service was at least 90. The amendment eliminates the requirement that a participant reach age 60 in order to receive an unreduced early retirement benefit, thereby making a participant eligible for this unreduced benefit once the sum of his or her age plus years of service is at least 90.

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Standard Retirement Services under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Employer contributions to the plan were $2.9 million and $2.7 million for the second quarters of 2009 and 2008, respectively, and $5.9 million and $5.7 million for the first six months of 2009 and 2008, respectively.

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

The following tables set forth the components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss for pension benefits and postretirement benefits:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Components of net periodic benefit cost:
Service cost	$2.5	$2.3	$5.0	$4.8
Interest cost	3.9	3.3	7.9	6.9
Expected return on plan assets	(4.4)	(4.5)	(8.8)	(9.1)
Amortization of prior service cost (credit)	0.1	(0.1)	0.3	(0.2)
Amortization of net actuarial loss	1.9	0.4	3.7	0.8

Net periodic benefit cost	4.0	1.4	8.1	3.2

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service (cost) credit	(0.1)	0.1	(0.3)	0.2
Amortization of net actuarial loss	(1.9)	(0.4)	(3.7)	(0.8)

Total recognized in other comprehensive (income) loss	(2.0)	(0.3)	(4.0)	(0.6)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$2.0	$1.1	$4.1	$2.6

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Components of net periodic benefit cost:
Service cost	$0.6	$0.2	$0.4	$0.3
Interest cost	0.7	0.3	1.0	0.7
Expected return on plan assets	(0.5)	(0.1)	(0.7)	(0.4)
Amortization of prior service credit	—	(0.1)	(0.1)	(0.2)
Amortization of net actuarial gain	—	(0.1)	—	(0.1)

Net periodic benefit cost	0.8	0.2	0.6	0.3

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service credit	—	0.1	0.1	0.2
Amortization of net actuarial gain	—	0.1	—	0.1

Total recognized in other comprehensive (income) loss	—	0.2	0.1	0.3

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$0.8	$0.4	$0.7	$0.6

The Company is not obligated to make any contributions to its pension plans for 2009.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. Expenses were $0.6 million and $0.7 million for the second quarters of 2009 and 2008, respectively, and $1.3 million and $1.2 million for the first six months of 2009 and 2008, respectively. Furthermore, gains of $0.1 million, net of tax, were reported in other comprehensive income for the second quarters of 2009 and 2008 and gains of $0.2 million, net of tax, were reported in other comprehensive income for the first six months of 2009 and 2008. There was $23.8 million and $23.2 million reported in other liabilities for the non-qualified plan at June 30, 2009, and December 31, 2008, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $9.4 million and $8.9 million at June 30, 2009, and December 31, 2008, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company markets indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the Standard & Poor’s (“S&P”) 500 index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the Company estimate the fair value of the index-based interest rate guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to hedge the guarantees, discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based guarantees. The interest credited to policyholders relating to the change in the fair value of the index-based interest guarantees decreased $0.1 million and $2.1 million for the second quarter and first six months of 2009, respectively, compared to decreases of $2.4 million and $8.9 million for the second quarter and first six months of 2008, respectively. The decreases for the second quarter and first six months of 2009 and 2008 were primarily due to fluctuations of the S&P 500 index and the discount rates used to value the derivatives during those periods.

The Company purchases S&P 500 index call spread options (“index options”) for its interest crediting strategy used in its indexed annuity product. The index options are purchased from investment banks and are selected in a manner that supports the amount of interest that will be credited to annuity policyholder accounts in the current year that are dependent on the performance of the S&P 500 index. The purchase of index options is a pivotal part of our risk management strategy for indexed annuity products. The index options are exclusively used for risk management. While valuations of the index options are sensitive to a number of variables, valuations for index options purchased are most sensitive to changes in the S&P 500 index value, and the implied volatilities of this index. The Company generally purchases fewer than five index option contracts per month, which all have an expiry date of one year from the date of purchase. The notional amount of the Company’s index option contracts at June 30, 2009 and December 31, 2008 was $260.7 million and $281.6 million, respectively. Option premiums paid for the Company’s index option contracts for the six and twelve month periods ending June 30, 2009 and December 31, 2008 were $2.2 million and $7.6 million, respectively.

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

The following table sets forth the fair value of the Company’s derivative assets (see “Note 7—Fair Value of Financial Instruments” for additional fair value information):

	Derivative Assets
	June 30, 2009		December 31, 2008
Derivatives Not Designated as Hedging Instruments Under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
S&P 500 index spread option contracts	Fixed maturity securities	$4.8	Fixed maturity securities	$2.5

Total derivative assets		$4.8		$2.5

The following table sets forth the Company’s derivative liabilities, which are recorded as the fair value of the embedded derivatives within its equity-indexed annuity product:

	Derivative Liabilities
	June 30, 2009		December 31, 2008
Derivatives Not Designated as Hedging Instruments Under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Index-based interest guarantees embedded in equity indexed annuities	Other policyholder funds	$36.1	Other policyholder funds	$33.0

Total derivative liabilities		$36.1		$33.0

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designed as Hedging Instruments Under Statement 133		Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
		(In millions)
S&P 500 index call spread option contracts	Net investment income	$1.5	$(2.0)	$0.1	$(7.0)
Index-based interest guarantees embedded in equity index annuities	Interest credited	0.1	2.4	2.1	8.9

Net gain		$1.6	$0.4	$2.2	$1.9

The Company does not bear derivative related risk that would require payment or collateral to another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its index option contracts and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 index. The Company’s maximum credit exposure would require an increase of approximately 54.2% in the value of the S&P 500 index. The maximum credit risk is calculated using the cap strike price within the Company’s index option contracts less the floor price, multiplied by the notional amount of the contracts. The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives at June 30, 2009:

Counterparty	Derivative Assets at Fair Value at June 30, 2009	Maximum Credit Risk
	(In millions)
Merrill Lynch	$2.0	$6.8
BNY Mellon	2.8	6.4

Total	$4.8	$13.2

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data.

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

The table below sets forth the fair value of each financial instrument, using SFAS No. 157 input guidance and valuation techniques, and the carrying value of each financial instrument at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Investments:
Investment securities	$5,711.9	$5,711.9	$5,197.8	$5,197.8
S&P 500 index options	4.8	4.8	2.5	2.5
Commercial mortgage loans, net	4,044.8	4,297.2	3,989.2	4,083.6
Policy loans	3.2	3.2	3.4	3.4
Separate account assets	3,415.2	3,415.2	3,075.9	3,075.9
Liabilities:
Total other policyholder funds, investment type contracts	$3,522.2	$3,571.9	$3,278.4	$3,308.1
Index-based interest guarantees	36.1	36.1	33.0	33.0
Long-term debt	421.6	559.9	389.8	561.5

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

For disclosure purposes, the fair values of commercial mortgage loans were estimated using an option-adjusted discounted cash flow valuation. The valuation includes both observable market inputs and estimated model parameters. Significant observable inputs to the valuation include:

•	Indicative June 30, 2009, pricing for a package of loans similar to those originated by the Company near quarter-end.

•	U.S. Government treasury yields.

•	Indicative yields from industrial bond issues.

•	The contractual terms of nearly every mortgage subject to valuation.

Significant estimated parameters include:

•	A liquidity premium that is estimated from historical loan sales and is applied over and above base yields.

•	Adjustments in spread based on an aggregate portfolio loan-to-value ratio, estimated from historical differential yields with respect to loan-to-value ratios.

•	Projected prepayment activity.

For policy loans, the amortized costs represent historical cost but approximate fair values. While potentially financial instruments, policy loans are an integral component of the insurance contract and have no maturity date.

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

The fair value for long-term debt was predominantly based on quoted market prices as of June 30, 2009. The fair value for the Company’s long-term debt was also materially affected by the infrequent trading of our junior subordinated debt (“Subordinated Debt.”)

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

Separate account assets represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to participant-directed 401(k) contracts. Separate account assets are recorded at fair value on a recurring basis.

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

Fair values of fixed maturity securities and separate account assets for which there is active trading are determined based upon quoted market prices and are classified as Level 1 assets. The Level 1 fair value for separate account assets was $3.31 billion at June 30, 2009. The fair values for fixed maturity securities and separate account assets without an active market, of which there were $5.71 billion and $103.8 million, respectively, at June 30, 2009, were valued using Level 2 measurements. In order to assist management in determining the values of these assets, we utilize an independent pricing service. The pricing service incorporates a variety of market observable information in their valuation techniques, including:

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

External valuations are validated by the Company at least quarterly through a combination of procedures which include the evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent evaluations on a case-by-case basis of inputs and assumptions similar to those used by the pricing service. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2009.

The Company recorded other-than-temporary impairments (“OTTI”) on our fixed maturity securities of $0.1 million and $3.4 million for the second quarter and first six months of 2009.

S&P 500 index options were valued using the market approach and Level 3 measurement. The Company values S&P 500 index options using the Black-Scholes option pricing model and parameters derived from market sources. The Company’s valuations maximize the use of observable inputs, which include direct price quotes from the Chicago Board Options Exchange (“CBOE”) and values for on-the-run treasury securities and London Interbank Offered Rate (“LIBOR”) rates as reported by Bloomberg. Inputs to the valuations which are not directly observable are estimated from the best resources available to us. Unobservable inputs to these valuations include estimates of future gross dividends to be paid on the stocks underlying the S&P 500 index, estimates of bid-ask spreads, and estimates of implied volatilities on options. Valuation parameters are calibrated to replicate the actual end-of-day market quotes for options trading on the CBOE. In order to assure that the Company’s valuations are consistent with SFAS No. 157, we perform additional validation procedures such as the daily observation of market activity and conditions and the tracking and analyzing of actual quotes provided to us by banking counterparties each time the Company purchases options from them. Additionally, in order to help validate our values derived through the procedures noted above, we obtain indicators of value from representative investment banks.

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

The following table sets forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis at June 30, 2009:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities—available-for-sale:
U.S. government and agency bonds	$449.5	$—	$449.5	$—
Bonds of states and political subdivisions of the U.S.	201.5	—	201.5	—
Foreign government bonds	21.7	—	21.7	—
Corporate bonds	5,044.0	—	5,039.2	4.8

Total fixed maturity securities—available-for-sale	5,716.7	—	5,711.9	4.8
Separate account assets	3,415.2	3,311.4	103.8	—
Liabilities:
Index-based interest guarantees	$36.1	$—	$—	$36.1

The following table sets forth the changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	S&P 500 Index Options	Index-Based Interest Guarantees
	(In millions)
Balance, December 31, 2008	$2.5	$(33.0)
Total net gains (losses) included in:
Net investment income	(1.4)	—
Interest credited	—	2.0
Purchases, sales, issuances and settlements, net	1.1	(3.8)

Balance, March 31, 2009	2.2	(34.8)

Total net gains (losses) included in:
Net investment income	1.5	—
Interest credited	—	0.1
Purchases, sales, issuances and settlements, net	1.1	(1.4)

Balance, June 30, 2009	$4.8	$(36.1)

Net unrealized gains included in income before income taxes for assets and liabilities held at fair value at June 30, 2009:
For the three months ended June 30, 2009	$1.5	$0.1
For the six months ended June 30, 2009	0.1	2.1

Changes to the fair value of fixed maturity securities were recorded to other comprehensive income. Changes to the fair value of the S&P 500 index options were recorded to net investment income. Changes in the fair value of the index-based interest guarantees were recorded as interest credited. The interest credited amount for the second quarter of 2009 also included a change in the Level 3 actuarial assumptions that contributed $0.3 million of negative interest to the balance.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans with specific reserves and real estate acquired through commercial mortgage loan foreclosures. The following table sets forth the fair value measurement for nonrecurring assets at June 30, 2009:

	Total	Level 1	Level 2	Level 3
	(In millions)
Commercial mortgage loans	$16.4	$—	$—	$16.4
Real estate owned	4.2	—	—	4.2

Total nonrecurring assets measured at fair value	$20.6	$—	$—	$20.6

8.	INVESTMENT SECURITIES

The following tables set forth amortized costs and fair values of investment securities available-for-sale at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Available-for-sale:
U.S. government and agency bonds	$419.5	$30.4	$0.4	$449.5
Bonds of states and political subdivisions of the U.S.	194.2	8.4	1.1	201.5
Foreign government bonds	21.5	0.2	—	21.7
Corporate bonds	5,016.4	143.3	115.7	5,044.0

Total investment securities	$5,651.6	$182.3	$117.2	$5,716.7

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Available-for-sale:
U.S. government and agency bonds	$457.6	$58.0	$0.1	$515.5
Bonds of states and political subdivisions of the U.S.	177.3	9.9	2.4	184.8
Foreign government bonds	13.0	1.2	—	14.2
Corporate bonds	4,674.2	67.8	256.2	4,485.8

Total investment securities	$5,322.1	$136.9	$258.7	$5,200.3

The following table sets forth the contractual maturities of investment securities available-for-sale at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Available-for-sale:
Due in 1 year or less	$352.1	$355.3	$503.2	$502.4
Due in 1 to 5 years	2,656.2	2,705.7	2,386.1	2,309.8
Due in 5 to 10 years	1,797.4	1,808.9	1,571.5	1,515.0
Due after 10 years	845.9	846.8	861.3	873.1

Total investment securities	$5,651.6	$5,716.7	$5,322.1	$5,200.3

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds represented 2.71%, or $155.1 million, of our investment securities at June 30, 2009.

The following table sets forth net investment income summarized by type of investment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

	(In millions)
Investment securities available-for-sale	$76.8	$72.9	$155.1	$142.3
Commercial mortgage loans	68.0	65.6	134.2	128.7
Real estate	1.6	1.8	3.2	3.2
Policy loans	—	—	0.1	0.1
Other	3.6	0.7	5.5	(0.2)

Gross investment income	150.0	141.0	298.1	274.1
Investment expenses	(4.6)	(4.4)	(9.2)	(8.7)

Net investment income	$145.4	$136.6	$288.9	$265.4

The following table sets forth capital gains (losses) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(In millions)
Gains:
Investment securities available-for-sale	$6.4	$0.3	$9.6	$2.1
Commercial mortgage loans	0.3	0.9	0.6	1.6

Gross capital gains	6.7	1.2	10.2	3.7

Losses:
Investment securities available-for-sale	(3.3)	(22.1)	(31.0)	(28.3)
Commercial mortgage loans(1)	(7.9)	(0.7)	(10.4)	(1.3)
Real estate	—	—	—	(0.1)

Gross capital losses	(11.2)	(22.8)	(41.4)	(29.7)

Net capital losses	$(4.5)	$(21.6)	$(31.2)	$(26.0)

(1)	Includes an increase to the loan valuation allowance of $7.0 million and $0.7 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and an $8.5 million and $1.3 million increase for the six months ended June 30, 2009 and June 30, 2008, respectively.

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.6 million and $7.0 million at June 30, 2009 and December 31, 2008, respectively.

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009. The unrealized losses on the investment securities set forth below were primarily due to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to reasons of credit quality or are related to any company or industry specific event. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. In comparing June 30, 2009, to December 31, 2008, the significant decrease in the number and amount of securities with an unrealized loss position was primarily due to an overall economic improvement in the securities markets that affected multiple economic sectors.

	At June 30, 2009		Aging
			Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in millions)
Unrealized losses:
Bonds:
U.S. government and agency	11	$0.4	8	$0.3	3	$0.1
State and political subdivisions of the U.S.	20	1.1	19	1.0	1	0.1
Corporate	2,026	115.7	1,851	105.5	175	10.2

	2,057	$117.2	1,878	$106.8	179	$10.4

Fair market value of securities with unrealized losses:
Bonds:
U.S. government and agency	11	$17.9	8	$12.8	3	$5.1
State and political subdivisions of the U.S.	20	32.3	19	31.0	1	1.3
Corporate	2,026	1,618.9	1,851	1,465.1	175	153.8

	2,057	$1,669.1	1,878	$1,508.9	179	$160.2

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	At December 31, 2008		Aging
			Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in millions)
Unrealized losses:
Bonds:
U.S. government and agency	4	$0.1	4	$0.1	—	$—
State and political subdivisions of the U.S.	71	2.4	57	1.7	14	0.7
Corporate	3,047	256.2	2,572	185.3	475	70.9

	3,122	$258.7	2,633	$187.1	489	$71.6

Fair market value of securities with unrealized losses:
Bonds:
U.S. government and agency	4	$6.4	4	$6.4	—	$—
State and political subdivisions of the U.S.	71	42.0	57	34.4	14	7.6
Corporate	3,047	2,732.9	2,572	2,332.9	475	400.0

	3,122	$2,781.3	2,633	$2,373.7	489	$407.6

Each quarter the Company reviews investments with unrealized losses and tests these investments for OTTI. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. Current standards require the Company to evaluate each investment to determine whether a decline in value will recover prior to when the Company intends to sell the investment or whether it is more likely than not that the Company will be required to sell the security. In order to determine whether a decline in value may be other than temporary, the Company evaluates the security against certain factors, which may include:

•	Nature of the investment.

•	Duration until maturity.

•	Duration and the extent the fair value has been below amortized cost.

•	Quality and current events surrounding the issuer.

•	Estimates regarding the issuer’s ability to make the scheduled payments associated with the debt security.

In addition to the above, the Company evaluates its intent to sell or whether it is more likely than not it will be required to sell a debt security before recovery of the security’s cost basis through the evaluation of facts and circumstances including, but not limited to, decisions to rebalance our portfolio, current cash flow needs and sales of securities to capitalize on favorable pricing. If it is determined by the Company that the instrument may not recover prior to our disposition of the holding, we would record an OTTI charge associated with the holding.

The Company adopted FSP FAS No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2”) as of April 1, 2009, for the quarter ended June 30, 2009. FSP FAS No. 115-2 requires entities to separate recognized OTTI of debt securities into OTTI related to credit loss and OTTI related to noncredit loss. The credit loss represents the portion of losses equal to the difference between the present value of expected cash flows discounted using the pre-impairment yields, and amortized cost basis whereas all other changes in value represent the noncredit related loss. OTTI related to credit loss is recognized in earnings in the current period, while noncredit loss is recognized in other comprehensive income as it is deemed recoverable. The total OTTI related to credit loss for the three and six months ended June 30, 2009 of $0.1 million and $3.4 million were recorded in earnings. There was no OTTI related to noncredit loss during the three and six months ended June 30, 2009.

In conjunction with determining the extent of credit losses associated with debt securities, the Company utilizes certain information in order to determine the present value of expected cash flows discounted using pre-impairment yields. Some of these input factors include, but are not limited to, original scheduled contractual cash flows, current market spread information, risk-free rates, fundamentals of the industry and sector in which the issuer operates, and general market information.

Under FSP FAS No. 115-2, an entity should record a cumulative effective adjustment to increase beginning retained earnings and decrease beginning accumulated other comprehensive income for the portion of OTTI related to debt security noncredit loss if the debt security was held at the beginning of the interim period of adoption, had a previously recognized OTTI in earnings related to noncredit loss, and the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis. Upon the adoption of FSP FAS No. 115-2, an OTTI related to noncredit loss for the period prior to April 1, 2009, $2.3 million, net of tax, was recorded as a cumulative effect adjustment to retained earnings and accumulated other comprehensive income.

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

Acquisition costs that the Company has deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. DAC totaled $263.7 million and $249.2 million at June 30, 2009, and December 31, 2008, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred. Annual commissions are considered expenses and are not deferred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits up to 20 years. VOBA totaled $30.6 million and $31.1 million at June 30, 2009, and December 31, 2008, respectively.

VOBA related to the TIAA group long term disability claims, for which no further premiums are due, is amortized in proportion to expected gross profits. The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$83.3	31.6%	$79.9	32.1%
VOBA	7.7	25.1	7.7	24.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. In certain instances, additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $0.6 million for both the second quarter and first six months of 2009 and decreased $0.1 million and $0.8 million for the same periods in 2008. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 8.7 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $54.8 million and $54.2 million at June 30, 2009, and December 31, 2008, respectively.

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
	(In millions)
Carrying value at beginning of period:
DAC	$249.2	$202.3
VOBA	31.1	34.4
Other intangible assets	54.2	52.1

Total balance at beginning of period	334.5	288.8

Deferred or acquired:
DAC	48.5	115.3
Other intangible assets	3.0	7.2

Total deferred or acquired	51.5	122.5

Amortized during period:
DAC	(34.0)	(68.4)
VOBA	(0.5)	(3.3)
Other intangible assets	(2.4)	(5.1)

Total amortized during period	(36.9)	(76.8)

Carrying value at end of period, net:
DAC	263.7	249.2
VOBA	30.6	31.1
Other intangible assets	54.8	54.2

Total carrying value at end of period	$349.1	$334.5

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for the remainder of 2009 and each of the next five years is as follows:

Amount
(In millions)
2009	$2.8
2010	7.5
2011	7.9
2012	7.9
2013	8.3
2014	8.2

10.	GOODWILL

Goodwill is primarily related to the Asset Management segment and totaled $36.0 million at both June 30, 2009 and December 31, 2008. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested at least annually for impairment. As of June 30, 2009, we evaluated, in accordance with SFAS No. 142, whether indicators of impairment existed as of the end of the current period. Based on our review of financial and other results, we do not believe any indictors of impairment exist and as a result have not updated our annual test in the current period.

11.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at June 30, 2009. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At June 30, 2009, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

The Company has $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity, and interest is payable semi-annually in April and October.

The Company has $300 million of 6.90%, Subordinated Debt. The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years (prior to June 1, 2017) and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable after year 10 (on or after June 1, 2017) and only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated

Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp is currently not deferring interest on the Subordinated Debt.

12.	ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP amends FAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or postretirement plan. The objectives of the disclosures about plan assets are to provide users of financial statements with an understanding of:

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

The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial adoption, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier adoption of FSP FAS No. 132(R)-1 is permitted. The Company is assessing the impact of FSP FAS No. 132(R)-1 and does not anticipate early adoption.

On January 8, 2009, the SEC issued Rule 33-8996, Indexed Annuities and Certain Other Insurance Contracts, to more clearly define the terms “annuity contract” and “optional annuity contract” under the Securities Act of 1933. The rule is intended to clarify the status under the federal securities laws of indexed annuities. Following the effective date of this rule, if the amounts payable under an annuity are more likely than not to be greater than the amount guaranteed under the contract, then the annuity is regulated as a security instead of an insurance product. The rule only applies to annuity contracts issued on or after the effective date of the ruling, or January 12, 2011. The Company’s S&P 500 indexed annuities contain features that subject them to the new rule, as they have 1) amounts payable by the Company, which are calculated by reference to the performance of a security, or group or index of securities (S&P 500 index), which are more likely than not to exceed the amounts guaranteed under the contract. In accordance with the new rule, the Company will be required to file an S-1 registration form for issuances of its indexed-annuity product after January 12, 2011.

On July 21, 2009 a panel at the U.S. Court of Appeals for the DC circuit ruled on a lawsuit seeking to overturn the SEC Rule on Indexed Annuities. The ruling required the SEC to reconsider the rule on procedural grounds. The Panel noted that the SEC had failed to consider the effect of the rule upon efficiency, competition and capital formation. The SEC will continue to consider the procedural issues identified in the court opinion and ultimate resolution is currently pending.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. (“FIN”) 46(R). SFAS No. 167 was issued to improve financial reporting for enterprises with variable interest entities to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FASB Interpretation No. 46 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption of SFAS No. 167 is prohibited. The Company is currently evaluating the effect the adoption of SFAS No. 167 will have on its consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

13.	SEVERANCE, LEASE TERMINATIONS, RELOCATION AND RESTRUCTURING

Severance costs included as part of a one-time benefit arrangement, lease terminations, relocations and other restructuring costs are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred. Over the course of the last year, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to implement some of these strategies resulting in one-time costs of $6.0 million and $14.4 million for the second quarter and first six months of 2009, respectively. Specifically, we began the process of closing 12 offices with the intention of centralizing these offices to identified locations. These one-time costs were included as operating expenses in the first six months of 2009. These costs were included in the Other category as discussed in “Note 4—Segments.” One-time costs are excluded from the earnings metric that is reviewed by the chief operating decision maker for purposes of managing the Insurance Services and Asset Management segments and are not related to the regular operations of the Insurance Services and Asset Management segments. The Company plans to have completed these projects by the fourth quarter of 2009. Presently, all of the costs described are expected to result in cash expenditures and the Company currently expects the approximate total cost of the restructuring plan in 2009 to be up to $20.0 million.

The following table sets forth by major category one-time costs incurred in the second quarter and the first six months of 2009 and the amount of one-time costs expected to be incurred in connection with each category:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Total Costs Expected To Be Incurred
	(In millions)
One-time costs:
Severance	$4.1	$6.9	$8.0 – 9.0
Lease terminations	—	5.0	5.0
Relocation	0.2	0.2	1.5 – 2.0
Other restructuring costs	1.7	2.3	4.0

Total one-time costs	$6.0	$14.4	$18.5 – 20.0

The following table sets forth one-time costs incurred in the second quarter of 2009 by major category:

	Beginning Accrued Liability	Charged To Expense, Net	Expenditures	Ending Accrued Liability
	(In millions)
Three months ended June 30, 2009:
Severance	$1.5	$4.1	$1.7	$3.9
Lease terminations	5.0	—	—	5.0
Relocation	—	0.2	0.2	—
Other restructuring costs	—	1.7	1.7	—

	$6.5	$6.0	$3.6	$8.9

The following tables sets forth one-time costs incurred in the first six months of 2009 by major category:

	Beginning Accrued Liability	Charged To Expense, Net	Expenditures	Ending Accrued Liability
	(In millions)
Six months ended June 30, 2009:
Severance	$—	$6.9	$3.0	$3.9
Lease terminations	—	5.0	—	5.0
Relocation	—	0.2	0.2	—
Other restructuring costs	—	2.3	2.3	—

	$—	$14.4	$5.5	$8.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Financial Results Overview

Net income per diluted share was $1.15 for the second quarter of 2009, compared to $0.98 for the second quarter of 2008. Net income for these same periods was $56.3 million and $48.4 million, respectively. Results for the second quarter of 2009 reflected after-tax net capital losses of $2.9 million, compared to after-tax net capital losses of $14.0 million for the second quarter of 2008, which were primarily related to the other-than-temporary impairment of debt security holdings of certain bond insurers. In addition, the Company recorded one-time costs in operating expenses of $3.9 million after tax for the second quarter of 2009 primarily for severance costs and other expenses associated with operating efficiency initiatives. Results for the second quarter of 2009 reflected comparatively favorable claims experience for the group insurance and individual disability businesses, partially offset by comparatively lower premiums for the group insurance businesses and comparatively lower administrative fee revenue from the Asset Management segment resulting from the impact of lower equity values on asset-based fees.

Net income per diluted share was $1.81 for the first six months of 2009, compared to $2.00 for the same period in 2008. Net income for these same periods was $89.0 million and $98.7 million, respectively. Results for the first six months of 2009 reflected comparatively favorable claims experience for the group insurance and individual disability businesses, partially offset by comparatively lower premiums for the group insurance businesses and comparatively lower administrative fee revenue from the Asset Management segment resulting from the impact of lower equity values on asset-based fees. In addition, over the course of the last year, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to implement some of these strategies resulting in one-time costs in operating expenses of $9.3 million after tax for the first six months of 2009. See “Item 1— Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 13—Severance, Lease Terminations, Relocation and Restructuring.”

Outlook

Economic conditions remain turbulent and reflect a disruption of both credit and equity markets. While we are not immune to the current economic turbulence, we will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service. In 2009, our intent is to preserve the value of our business by continuing to provide excellent value to our customers, to preserve and enhance our financial strength by remaining disciplined in our approach, and to continue to build value for our shareholders despite a troubled economy. Through the implementation of our current operating efficiency initiatives, we are positioning ourselves for growth as economic conditions improve.

During the first six months of 2009, we experienced lower growth of our in force block due to a group insurance market that continued to reflect a price-competitive sales environment and declines in wage and employment growth as our customers navigate a challenging economy. In addition, we experienced a decline in revenues in our retirement plans business due to declines in equity markets and their impact on asset values, which is a key driver in administrative fee revenue. Despite these challenges, we continued to experience positive net cash flows in our retirement plans business, and retention in our group insurance business remained consistent with our retention rates of the last several years. During the second quarter of 2009, the equity markets rebounded resulting in an increase in our retirement plan assets under administration. Retirement plan assets under administration grew 9.2% from March 31, 2009 to June 30, 2009; however, overall retirement plan assets under administration as of June 30, 2009 were lower compared to the June 30, 2008 balances. The lower assets under administration in 2009 were primarily due to lower equity values. Equity markets were lower in the first six months of 2009 compared to the same period in 2008 as evidenced by a 38% decrease in the weighted-average S&P 500 index during the first six months of 2009 compared to the same period in 2008.

We experienced some realized losses on a year-to-date basis in our fixed maturity securities investment portfolio as a result of selective disposals of certain issuers that appeared to experience a shift in liquidity or risk profile. We closely monitor this portfolio and our exposure to certain sectors or issuers and may sell certain holdings in order to avoid significant fluctuations due to changes in an issuers’ financial health.

Over the past twelve months, delinquency rates have risen and we have experienced a corresponding increase in foreclosure activity in our commercial mortgage loan portfolio. While such an increase in delinquencies is expected given the economy, we have not experienced the high delinquency rates or foreclosures experienced by other financial institutions, including those that participate in the commercial mortgage-backed securities market place. We believe our experience and our attention to disciplined underwriting will continue to serve us well in the current economic environment, and our track record of superior performance in this asset class during previous recessions points to the likelihood of our future success.

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

•

We will diligently manage operating expenses in response to changing market conditions. We expect one-time costs of up to $20 million in 2009. These costs have been and will be associated with initiatives designed to enhance our operating efficiencies and reduce our annualized operating expenses by approximately $25 million per year beginning in the second half of 2009.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Total revenues increased 0.7% to $693.7 million for the second quarter of 2009, compared to $688.9 million for the second quarter of 2008. Historically, premiums in our Insurance Services segment and administrative fees from our Asset Management segment have been the primary drivers of consolidated revenue growth. During the second quarter of 2009, growth in net investment income was offset by declines in premiums and administrative fees. Total revenues were flat for the first six months of 2009 and 2008 at $1.38 billion.

The following table sets forth percentages of premium, administrative fee and net investment income growth by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Premium growth:
Insurance Services	(3.3)%	4.1%	(0.9)%	6.5%
Asset Management	5.6	73.1	(23.7)	105.4
Consolidated premium growth	(3.2)	4.8	(1.2)	7.3

Administrative fee growth:
Insurance Services	(16.7)%	26.3%	(14.9)%	20.5%
Asset Management	(9.8)	7.8	(10.6)	6.5
Consolidated administrative fee growth	(12.3)	8.8	(12.8)	7.1

Net investment income growth:
Insurance Services	(0.8)%	4.7%	(0.4)%	4.4%
Asset Management	20.8	10.3	28.0	3.7
Consolidated net investment income growth	6.4	4.5	8.9	4.5

Revenue growth:
Insurance Services	(3.0)%	4.3%	(0.9)%	6.3%
Asset Management	8.3	13.6	8.9	9.8
Consolidated revenue growth	0.7	1.6	(0.1)	4.6

For the second quarter and the first six months of 2009, the decline in revenue in the Insurance Services segment was partially offset by an increase in revenue in the Asset Management Segment. Net capital losses were $4.5 million for the second quarter of 2009, compared to net capital losses of $21.6 million for the second quarter of 2008. Net capital losses for the first six months of 2009 were $31.2 million, compared to net capital losses of $26.0 million for the first six months of 2008. Net capital gains and losses are reflected in the Other category.

Premiums

Premiums decreased in our Insurance Services segment and increased in our Asset Management segment for the second quarter of 2009. The three primary factors that influence changes in premium levels for our Insurance Services segment are sales, customer retention, and organic growth derived from wage and employment growth. The decline in Insurance Services premiums for the comparative periods was primarily due to lower sales and declines in wage and employment growth as our customers continue to navigate a challenging economy. Premiums for the Insurance Services segment decreased 3.3% to $516.2 million for the second quarter of 2009 compared to the same period in 2008, and decreased 0.9% to $1.06 billion for the first six months of 2009 compared to the first six months of 2008. See “Business Segments—Insurance Services Segment.”

Premiums from our Asset Management segment are primarily generated from life-contingent annuities, which are a single-premium product. Due to the nature of single premium products, premiums in the Asset Management segment can fluctuate widely from quarter to quarter. Premiums for the Asset Management segment increased 5.6% to $9.5 million for the second quarter of 2009 compared to the same period in 2008, and decreased 23.7% to $11.6 million for the first six months of 2009 compared to the first six months of 2008.

Administrative Fees

The primary driver for administrative fee revenue is the level of assets under administration in our Asset Management segment, which is primarily driven by equity market performance. Administrative fees for our Asset Management segment decreased 9.8% to $28.6 million for the second quarter of 2009 compared to the same period in 2008, and decreased 10.6% to $54.1 million for the first six months of 2009 compared to the same period in 2008. The comparative decrease in administrative fee revenue in our Asset Management segment was due to lower levels of assets managed or administered for retirement accounts, which was the result of declining equity markets. Equity markets were lower in the first six months of 2009 compared to the same period in 2008 as evidenced by a 38% decrease in the weighted-average S&P 500 index during the first six months of 2009 compared to the same period in 2008. This was partially offset by growth in net customer deposits in retirement plans. See “Business Segments—Asset Management Segment.”

Administrative fee revenue from our Insurance Services segment is primarily from insurance products for which we provide only administrative services. Administrative fee revenue from our Insurance Services segment was $2.0 million for the second quarter of 2009 compared to $2.4 million in the second quarter of 2008, and was $4.0 million for the first six months of 2009 compared to $4.7 million in the same period in 2008.

Net Investment Income

Net investment income increased 6.4% to $145.4 million for the second quarter of 2009 compared to the second quarter of 2008, and increased 8.9% to $288.9 million for the first six months of 2009 compared to the first six months of 2008. Net investment income is affected primarily by changes in levels of invested assets, interest rates, the change in fair value of derivative assets and commercial mortgage loan prepayment fees.

The increase in net investment income for the second quarter of 2009 compared to the same period in 2008 was primarily due to an increase of 7.4% to $9.89 billion in average invested assets, primarily resulting from additional individual annuity assets under administration. Average invested assets do not include cash and cash equivalents. Also contributing to the increase were higher average yields in our fixed maturity securities and commercial mortgage loan portfolios. Portfolio yields for our fixed maturity securities and commercial mortgage loan portfolios increased to 5.59% and 6.42%, respectively at June 30, 2009, compared to 5.54% and 6.36% respectively at June 30, 2008. The increase in net investment income was supplemented by an increase in the fair value of derivative assets. The fair value adjustment to derivative assets resulted in an increase of $1.5 million and $0.1 million for the second quarter and first six months of 2009, respectively, compared to a decrease of $2.0 million and $7.0 million for the second quarter and first six months of 2008.

Net Capital Gains (Losses)

Net capital gains and losses are reported in Other and primarily result from sales of the Company’s assets for more or less than amortized cost, from other-than-temporary impairments (“OTTI”) and from changes in the reserve for mortgage loan losses, none of which are expected to happen in a regular pattern. Net capital losses were $4.5 million before tax for the second quarter of 2009, compared to net capital losses of $21.6 million before tax for the second quarter of 2008. Net capital losses for the second quarter of 2009 were primarily due to a $7.0 million increase in the reserve for mortgage loan losses in the quarter, which was partially offset by a $3.2 million net capital gain related to the sale of certain fixed maturity securities.

Net capital losses were $31.2 million before tax for the first six months of 2009, compared to net capital losses of $26.0 million before tax for the first six months of 2008. Net capital losses for the first six months of 2009 were primarily due to net capital losses of $18.0 million from the sale of bonds that were primarily holdings in financial institutions and holdings of insurance companies in particular that were downgraded by rating agencies during the current year. The net capital losses also included an $8.5 million increase in the reserve for mortgage loan losses and $3.4 million in other-than-temporary bond impairments.

The net capital losses for the second quarter and first six months of 2008 primarily resulted from other-than-temporary impairments of debt security holdings of certain bond insurers in the second quarter.

Benefits and Expenses

Benefits to Policyholders

Consolidated benefits to policyholders are primarily driven by the Insurance Services segment, which made up 96.9% and 97.2% of the total in the second quarter of 2009 and 2008, respectively. Benefits to policyholders are affected by four primary factors: reserves that are established in part based on premium levels, claims experience, assumptions used to establish related reserves and current estimates for future benefits on life-contingent annuities. The predominant factors affecting claims experience are incidence measured by the number of claims, severity measured as the length of time a disability claim is paid and the size of the claim. The assumptions used to establish the related reserves reflect expected incidence and severity, as well as new investment interest rates and overall portfolio yield, both of which affect the discount rate used to establish reserves. See “Critical Accounting Policies and Estimates—Reserves.”

Consolidated benefits to policyholders decreased 6.0% to $384.8 million for the second quarter of 2009 compared to the second quarter of 2008. Benefits to policyholders decreased 2.9% to $797.3 million for the first six months of 2009 compared to the first six months of 2008. The decreases in benefits to policyholders in the second quarter of 2009 and the first six months of 2009 were due to favorable claims experience in the Insurance Services segment. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders.”

Benefits to policyholders for the Asset Management segment increased 7.1% to $12.1 million for the second quarter of 2009 compared to the second quarter of 2008, and decreased 13.8% to $16.9 million for the first six months of 2009 compared to the same period in 2008. Changes in benefits to policyholders are primarily driven by sales of life contingent annuities as evidenced by premium growth for the Asset Management segment. Premiums for the Asset Management segment increased 5.6% for the second quarter of 2009 compared to the same period in 2008, and decreased 23.7% for the first six months of 2009 compared to the first six months of 2008. Life-contingent annuities are a small portion of our annuity operations and are primarily a single-premium product. For those reasons, activity can fluctuate widely from quarter to quarter.

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

Consolidated interest credited increased 29.1% to $35.9 million for the second quarter of 2009 and increased 42.7% to $69.9 million for the first six months of 2009 compared to the same periods in 2008. The increase in consolidated interest credited was primarily due to the growth in average individual annuity assets under administration from higher individual annuity sales during the fourth quarter of 2008. Average individual annuity assets under administration increased 42.5% to $2.19 billion for the second quarter of 2009 and increased 46.4% to $2.15 billion for the first six months of 2009 compared to the same periods in 2008.

Operating Expenses

Operating expenses increased 5.7% to $122.4 million for the second quarter of 2009 compared to the second quarter of 2008. Operating expenses increased 6.8% to $248.6 million for the first six months of 2009 compared to the same period in 2008. The increases were primarily due to one-time costs of $6.0 million for the second quarter of 2009 and $14.4 million for the first six months of 2009, primarily related to severance costs and lease terminations. In 2009, the Company expects to incur total one-time costs of up to $20 million associated with initiatives that will enhance the Company’s operating efficiencies and reduce its annualized operating expenses by approximately $25 million beginning in the second half of 2009. See Item 1, Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 13—Severance, Lease Terminations, Relocation and Restructuring” and “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and factors such as customer retention, sales, growth in assets under administration and profitability of the business in each of our segments. Commissions and bonuses decreased 11.1% to $48.8 million for the second quarter of 2009 compared to the same period in 2008. Commissions and bonuses decreased 7.8% to $103.4 million for the first six months of 2009 compared to the same period in 2008. The decrease was primarily due to lower assets under administration in our retirement plans business, lower sales in our individual annuity business and a reduction in premium revenue in our group insurance businesses. See “Business Segments.”

Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period, which averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. The Company’s intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions and are amortized over 10 years. The amortization for the marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. See “Critical Accounting Policies and Estimates—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets.” The net deferral for DAC, VOBA and intangibles decreased $6.4 million for the second quarter of 2009 and $6.8 million for the first six months of 2009 compared to the same periods in 2008. The decrease was primarily due to a $4.9 million decline in net deferrals in the individual annuity business as a result of lower annuity sales in the second quarter and first six months of 2009.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state effective income tax rates were 33.8% and 31.3% for the second quarters of 2009 and 2008, respectively, and 33.7% and 32.7% for the first six months of 2009 and 2008, respectively. The higher effective income tax rates in 2009 compared to 2008 were primarily the result of the favorable resolution during the second quarter of 2008 of prior year tax matters and a change in the apportionment of Oregon state income taxes. At June 30, 2009, the years open for audit by the Internal Revenue Service are 2005 through 2008.

Business Segments

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category, which includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including one-time costs and adjustments made in consolidation. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment offers a full range of individual fixed annuity products, investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, group annuity contracts and retirement plan trust products.

The following table sets forth operating segment revenues measured as a percentage of total revenues, excluding net capital gains and losses and revenues from the Other category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Insurance Services	86.3%	87.5%	87.2%	88.2%
Asset Management	13.8	12.5	12.6	11.6

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $100.9 million for the second quarter of 2009, compared to $89.3 million for the second quarter of 2008. Income before income taxes for the Insurance Services segment was $186.9 million for the first six months of 2009, compared to $168.2 million for the first six months of 2008. Results for the comparative periods reflected comparatively favorable claims experience in our group insurance and individual disability insurance businesses, partially offset by comparatively lower premiums for the group insurance businesses.

The following table sets forth key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Premiums:
Group life and AD&D	$206.6	$219.5	$418.2	$434.7
Group long term disability	205.9	219.9	418.7	437.0
Group short term disability	51.8	54.6	105.6	108.5
Group dental	20.1	19.0	39.7	37.4
Experience rated refunds (“ERRs”)	(7.2)	(13.3)	(19.7)	(23.4)
Individual disability	39.0	34.3	96.6	74.1

Total premiums	$516.2	$534.0	$1,059.1	$1,068.3

Group insurance sales (annualized new premiums) reported at contract effective date	$35.0	$43.0	$135.1	$163.8
Individual disability sales (annualized new premiums)	5.6	6.1	11.4	11.8
Group insurance benefit ratio (% of premiums)	74.2%	74.4%	75.0%	75.5%
Individual disability benefit ratio (% of premiums)	50.0	84.3	63.3	76.9
Segment operating expense ratio (% of premiums)	15.8	15.7	15.8	15.8

Revenues

Revenues for the Insurance Services segment decreased 3.0% to $602.8 million for the second quarter of 2009 compared to the same period in 2008, and decreased 0.9% to $1.23 billion for the first six months of 2009 compared to the same period in 2008. The decline in revenues for both comparative periods was primarily due to decreased premiums and net investment income in our group insurance business.

Premiums

Premiums for the Insurance Services segment decreased 3.3% to $516.2 million for the second quarter of 2009 compared to the same period in 2008, and decreased 0.9% to $1.06 billion for the first six months of 2009 compared to the same period in 2008. The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines primarily due to employment and wage rate growth from existing group policyholders.

Sales.    Sales of our group insurance products reported as annualized new premiums were $35.0 million and $43.0 million for the second quarters of 2009 and 2008, respectively and $135.1 million and $163.8 million for the first six months of 2009 and 2008, respectively. The group insurance market continued to reflect a price-competitive sales environment resulting in lower sales volume.

Persistency.    Annual persistency for our group insurance products has historically exceeded industry averages. We believe this demonstrates our commitment to customer service and pricing discipline for new sales. Persistency is reported annually. Premium declines for the second quarter and first six months of 2009 were affected by the overall decline in the wage base and employment levels which impacted persistency.

Organic Growth.    A portion of our premium growth in our group insurance in force business is affected by employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees. Unfavorable economic conditions have resulted in rapidly rising unemployment, and have negatively affected both wage and job growth since the second half of 2008, adversely affecting the organic growth in our group insurance business.

Premiums were offset by experience rated refunds (“ERRs”) of $7.2 million for the second quarter of 2009, compared to $13.3 million for the second quarter of 2008 and $19.7 million for the first six months of 2009, compared to $23.4 million for the same period in 2008. ERRs, which are refunds to certain group contract holders based on favorable claims experience, can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

In addition to the factors listed above, premiums for the first quarter of 2009 included approximately $18 million received related to the termination of reinsurance on a small block of reinsured policies and claims compared to $3.7 million received for a reinsurance termination in the first quarter of 2008. Offsetting the premiums received in these terminations of reinsurance were approximately $18 million and $3.9 million in additional reserves assumed in the first quarter of 2009 and 2008, respectively. The termination of these agreements was made primarily for the purpose of gaining administrative efficiencies.

Net Investment Income

Net investment income for the Insurance Services segment decreased 0.8% to $84.6 million for the second quarter of 2009 compared to the same period in 2008. Net investment income for the Insurance Services segment decreased 0.4% to $167.5 million for the first six months of 2009 compared to the same period in 2008. The decreases in net investment income were primarily due to a reduction in business growth as evidenced by decreased premiums. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

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

Benefits to policyholders, including interest credited, for the Insurance Services segment decreased 6.7% to $373.6 million for the second quarter of 2009 compared to the second quarter of 2008, and decreased 3.0% to $783.2 million for the first six months of 2009 compared to the same period in 2008. The decreases were primarily due to favorable claims experience and a decline in premiums, offset by an increase in reserves of approximately $18 million for the first quarter of 2009 related to the termination of reinsurance on a small block of reinsured policies and claims. This compared to a similar termination in the first quarter of 2008 that resulted in $3.9 million in additional benefits to policyholders.

Because premium growth is one of the primary factors that affect benefits to policyholders, the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for the second quarter of 2009 was 74.2%, compared to 74.4% for the second quarter of 2008, and 75.0% for the first six months of 2009, compared to 75.5% for the same period in 2008. The benefit ratios for the second quarter and first six months of 2009 were toward the lower end of the Company’s estimated annual range, which is consistent with the experience of the previous five years, during which the annual benefit ratio ranged from 73.6% to 78.3%. Claims experience can fluctuate widely from quarter to quarter.

The benefit ratio for our individual disability business was 50.0% for the second quarter of 2009, compared to 84.3% for the second quarter of 2008, and was 63.3% for the first six months of 2009, compared to 76.9% for the same period in 2008, primarily reflecting comparatively favorable claims experience. The decrease in the benefit ratio for the second quarter and first six months of 2009 was primarily due to a decline in the severity of new claims and favorable termination experience during the second quarter of 2009. The benefit ratio for the first quarter of 2009 and 2008 for individual disability included approximately $18 million and $3.7 million of premium and approximately $18 million and $3.9 million in additional reserves related to the termination of reinsurance on certain reinsured policies and claims. Excluding the effects of this termination of reinsurance, the benefit ratio would have been 54.8% for the first six months of 2009, compared to 75.4% for the first six months of 2008. Due to the relatively smaller size of our individual disability business, claims experience and the corresponding benefit ratio tend to fluctuate more widely from quarter to quarter in our individual disability business than our group insurance business.

We generally expect the individual disability benefit ratio to trend down over the long term to reflect growth in the business outside of the large block of disability business assumed in 2000 from Minnesota Life, and we expect there to be a corresponding shift in revenues from net investment income to premiums. The anticipated general decrease year to year in the expected individual disability benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business.

The discount rate used for the second quarter of 2009 for newly established long term disability claim reserves and life waiver reserves decreased to 5.25% from the first quarter of 2009 discount rate of 5.50%. The discount rate used in the second quarter of 2008 was 5.25%. The discount rate is based on a model that factors in the rate we are receiving on newly invested assets during the quarter, less a margin. We also consider the average discount rate on new claims over the previous 12 months and our overall average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at June 30, 2009 was 41 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment decreased 2.3% to $81.8 million for the second quarter of 2009 compared to the second quarter of 2008, and decreased 0.5% to $167.5 million for the first six months of 2009 compared to the same period in 2008. The decrease was due to the Company’s emphasis on cost reduction, which was partially offset by increased pension costs.

Asset Management Segment

Income before income taxes for the Asset Management segment was $7.7 million for the second quarter of 2009, compared to $12.6 million for the same period in 2008. Income before income taxes was $12.2 million for the first six months of 2009, compared to $20.9 million for the same period in 2008. The decreases were primarily due to the effect of lower equity values on administrative fee revenues for the retirement plans business. Equity markets were lower in the first six months of 2009 compared to the same period in 2008 as evidenced by a 38% decrease in the weighted-average S&P 500 index during the first six months of 2009 compared to the same period in 2008.

The following table sets forth key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Premiums:
Retirement plans	$0.1	$0.2	$0.3	$0.6
Individual annuities	9.4	8.8	11.3	14.6

Total premiums	$9.5	$9.0	$11.6	$15.2

Administrative fees:
Retirement plans	$22.0	$26.2	$41.6	$49.8
Other financial services business	6.6	5.5	12.5	10.7

Total administrative fees	$28.6	$31.7	$54.1	$60.5

Net investment income:
Retirement plans	$21.5	$21.5	$42.3	$42.7
Individual annuities	31.8	21.1	62.2	35.1
Other financial services business	4.8	5.5	8.1	10.2

Total net investment income	$58.1	$48.1	$112.6	$88.0

Sales (individual annuity deposits)	$120.2	$232.9	$224.7	$407.8
Interest credited (% of net investment income):
Retirement plans	57.7%	56.3%	57.7%	56.4%
Individual annuities	71.1	61.6	68.6	52.7
Retirement plans:
Annualized operating expenses (% of average assets under administration)	0.69%	0.57%	0.68%	0.56%

	At June 30,
	2009	2008
	(In millions)

Assets under administration:
Retirement plans general account	$1,551.9	$1,480.7
Retirement plans separate account	3,415.2	4,157.8

Total retirement plans insurance products	4,967.1	5,638.5
Retirement plans trust products	10,063.2	12,187.8
Individual annuities	2,237.6	1,636.5
Commercial mortgage loans under administration for other investors	2,539.0	2,262.3
Other	631.5	466.1

Total assets under administration	$20,438.4	$22,191.2

Revenues

Revenues for the Asset Management segment increased 8.3% to $96.2 million for the second quarter of 2009 compared to the same period in 2008, and 8.9% to $178.3 million for the first six months of 2009 compared to the same period in 2008. The increase in revenues was primarily due to the increase in net investment income from the individual fixed annuity business, partially offset by a decrease in administrative fees from the retirement plan business. The increase in net investment income from the individual fixed annuity business was due to an increase in individual fixed annuity average assets under administration resulting from historically high individual annuity sales in 2008, particularly in the fourth quarter. A portion of the individual fixed annuity investment income is credited to policyholders. Revenues from the retirement plans business include premiums on life contingent annuities, plan and trust administration fees, fees on equity investments held in separate account assets and other assets under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets and individual deferred annuities into life-contingent annuities and new life contingent immediate annuities sales. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums.

Premiums

Premiums for the Asset Management segment are generated from life-contingent annuities, which are primarily a single-premium product. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Premiums for the Asset Management segment were $9.5 million for the second quarter of 2009, compared to $9.0 million for the second quarter of 2008, and $11.6 million for the first six months of 2009, compared to $15.2 million for the same period in 2008.

Administrative Fees

Administrative fees for the Asset Management segment include both asset-based and plan-based fees related to our retirement plans and investment advisory businesses and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fee revenue is the level of assets under administration, which is primarily driven by equity market performance. Administrative fees for the Asset Management segment were $28.6 million for the second quarter of 2009, compared to $31.7 million for the second quarter of 2008, and $54.1 million for the first six months of 2009, compared to $60.5 million for the same period in 2008. The comparative declines in administrative fees for the second quarter and first six months of 2009 were due to declining values of assets managed for retirement accounts, which was a result of lower equity values.

Average assets under administration for this segment, including retirement plans, individual fixed annuities and commercial mortgage loans managed for third party investors, were $20.07 billion and $22.28 billion at June 30, 2009 and 2008, respectively. The decrease was primarily due to decreased assets under administration in our retirement plans business in conjunction with the declines in equity markets, partially offset by new net customer deposits in our retirement plans business, new sales of individual annuities and increased commercial mortgage loans originated for third parties.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originated $283.2 million and $380.5 million of commercial mortgage loans for the second quarters of 2009 and 2008, respectively, and $463.5 million and $787.8 million for the first six months of 2009 and 2008, respectively. The decrease in originations was primarily due to a reduction in demand from quality borrowers in the current credit environment.

Net Investment Income

Net investment income for the Asset Management segment increased 20.8% to $58.1 million for the second quarter of 2009, compared to $48.1 million for the second quarter of 2008, and increased 28.0% to $112.6 million for the first six months of 2009, compared to $88.0 million for the first six months of 2008. The increases in net investment income were primarily reflective of increases in average retirement plan general account and individual annuity assets under administration. Average retirement plan general account assets under administration increased 3.0% to $1.54 billion for the second quarter of 2009 and increased 2.8% to $1.52 billion for the first six months of 2009 compared to the same periods in 2008. Average individual annuity assets under administration increased 42.5% to $2.19 billion for the second quarter of 2009 and increased 46.4% to $2.15 billion for the first six months of 2009 compared to the same periods in 2008. The increases in average individual annuity assets under administration were due to strong individual annuity sales in the fourth quarter of 2008. In addition, the fair value of derivative instruments increased $1.5 million and $0.1 million for the second quarter and first six months of 2009, respectively, compared to a decrease in the fair value of $2.0 million and $7.0 million for the second quarter and first six months of 2008. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments.” Excluding the effect of changes in the derivative instruments, net investment income increased 13.0% to $56.6 million for the second quarter of 2009 compared to the same period in 2008, and increased 18.4% to $112.5 million for the first six months of 2009 compared to the same period in 2008.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life-contingent annuities, which vary significantly with life-contingent annuity sales. Benefits to policyholders for the Asset Management segment increased 7.1% to $12.1 million for the second quarter of 2009 compared to the same period in 2008, and decreased 13.8% to $16.9 million for the first six months of 2009 compared to the same period in 2008. Changes in the level of benefits to policyholders will correlate to changes in premium levels because these annuities are primarily single-premium life-contingent annuity products with a significant portion of all premium payments established as reserves. As evidence of this, Asset Management segment premiums increased 5.6% to $9.5 million for the second quarter of 2009 and decreased 23.7% to $11.6 million for the first six months of 2009 compared to the same periods in 2008.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment increased 39.4% to $35.0 million for the second quarter of 2009 compared to the second quarter of 2008, and increased 57.5% to $67.1 million for the first six months of 2009 compared to the same period in 2008. The increases in interest credited for the second quarter of 2009 and the first six months of 2009 compared to the same periods in 2008 were primarily a result of increased individual annuity assets under administration and changes in the fair value of the embedded derivative within our indexed annuities. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments.”

Operating Expenses

Operating expenses for the Asset Management segment remained flat at $32.1 million for the second quarter of 2009 and 2008, and increased 0.9% to $65.0 million for the first six months of 2009 compared to the same period in 2008. The increase reflected increased pension costs.

Other

In addition to our two segments, we report our holding company and corporate activity in the Other category. This category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt, other unallocated expenses including one-time costs and adjustments made in consolidation.

The Other category reported a loss before income taxes of $23.5 million for the second quarter of 2009, compared to a loss before income taxes of $31.4 million for the second quarter of 2008, and a loss before income taxes of $64.9 million for the first six months of 2009, compared to a loss before income taxes of $42.5 million for the first six months of 2008. The loss before income taxes included net capital losses of $4.5 million and $31.2 million for the second quarter and first six months of 2009, respectively. Net capital losses for the second quarter of 2009 were primarily due to a $7.0 million increase in the reserve for mortgage loan losses in the quarter, partially offset by a $3.2 million net capital gain related to the sale of certain fixed maturity securities. Net Capital losses for the first six months of 2009 were primarily due to net capital losses of approximately $18.0 million from the sale of bonds that were primarily holdings in financial institutions and holdings of insurance companies in particular that were downgraded by rating agencies in 2009. The net capital losses for the first six months of 2009 included an $8.5 million increase in the reserve for mortgage loan losses and $3.4 million in other-than-temporary bond impairments. The loss before income taxes also included additional one-time costs of $6.0 million for the second quarter of 2009 and $14.4 million for the first six months of 2009 related to severance costs and lease terminations. In 2009, the Company expects to incur one-time costs totaling up to $20 million associated with initiatives that will enhance the Company’s operating efficiencies and reduce its annualized operating expenses by approximately $25 million beginning in the second half of 2009. See “Liquidity and Capital Resources—Financing Cash Flows,” and Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 13—Severance, Lease Terminations, Relocation and Restructuring.”

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

We manage interest rate risk, in part, through asset/liability analyses. In accordance with presently accepted actuarial standards, the Company has made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at June 30, 2009.

As a percentage of our fixed maturity investments, callable bonds were 2.71% at June 30, 2009. Since 2001, all commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 90% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $190.7 million for the first six months of 2009, compared to $240.1 million for the first six months of 2008.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit investments to bonds and other fixed maturity securities, commercial mortgage loans, common and preferred stock and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the insurance subsidiaries’ boards of directors. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for transactions that are more significant. Transactions are reported quarterly to the Finance and Operations Committee of the board of directors for Standard and to the board of directors for The Standard Life Insurance Company of New York.

Net cash used in investing activities was $610.7 million and $764.2 million for the first six months of 2009 and 2008, respectively. The decrease in net cash used in investing activities from the first six months of 2009 compared to the first six months of 2008 was primarily due to lower individual annuity sales for the first six months of 2009 compared to the same period in 2008 resulting in a decrease in net investments.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At June 30, 2009, our portfolio consisted of 56.6% fixed maturity securities, 42.5% commercial mortgage loans and 0.9% real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $5.72 billion at June 30, 2009. We believe that we maintain prudent diversification across industries, issuers and maturities. We have avoided the types of structured products that do not meet an adequate level of transparency for good decision making. Our industry diversification targets for the corporate bonds in our portfolio are based on the Merrill Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The weighted-average credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at June 30, 2009. The percentage of fixed maturity securities below investment-grade was 5.6% and 4.9% at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, fixed maturity securities on our watch list totaled $119.4 million in fair value and $153.0 million in amortized cost after OTTI. We recorded OTTI of $3.4 million during the first six months of 2009, primarily due to holdings in financial institutions, in particular insurance companies which were downgraded by rating agencies. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at June 30, 2009.

At June 30, 2009, our fixed maturity securities portfolio had gross unrealized capital gains of $182.3 million and gross unrealized capital losses of $117.2 million. Our fixed maturity securities portfolio generates unrealized gains or losses primarily resulting from available interest rates that are lower or higher relative to our holdings at the reporting date. In addition, changes in the spread between the risk-free rate and market rates for any given issuer can fluctuate based on the demand for the instrument, the near-term prospects of the issuer and the overall economic climate. During the second quarter of 2009, there was evidence that the interest rate spread for several sectors of the market tightened, which was a primary driver of the increase in net unrealized capital gains during the quarter.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

Commercial mortgage loan originations for internal and external investors were $283.2 million and $380.5 million for the second quarters of 2009 and 2008, respectively, and $463.5 million and $787.8 million for the first six months of 2009 and 2008, respectively. The decrease in originations was primarily due to a reduction in demand from quality borrowers in the current credit environment. The level of commercial mortgage loan originations in any period is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

At June 30, 2009, StanCorp Mortgage Investors serviced $4.30 billion in commercial mortgage loans for subsidiaries of StanCorp and $2.54 billion for other institutional investors, compared to $4.08 billion serviced for subsidiaries of StanCorp and $2.53 billion for other institutional investors at December 31, 2008.

The average loan to value ratio for the loans in our portfolio was approximately 61% at June 30, 2009. The loan-to-value ratio is calculated with stabilized net operating income and market capitalization rates after a thorough annual analysis by our underwriting and servicing staff of current rent rolls and operating history for each of the loans in the portfolio. Stabilized net operating income represents a forecast of operating income for each property after adjusting for factors specific to the property and for external factors that could impact operating results for the property in the near term. These factors include the following:

•	Recognizing new and expiring leases.

•	Adjusting contract rents to market rents.

•	Application of market vacancy and credit loss factors.

•	Normalizing operating expenses.

The average loan balance retained by the Company in the portfolio was $0.8 million at June 30, 2009. We have the contractual ability to pursue personal recourse from guarantors on most of the loans.

Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $7.5 million and $6.6 million at June 30, 2009 and 2008, respectively.

At June 30, 2009, there were 27 commercial mortgage loans totaling $18.1 million in our portfolio that were more than sixty days delinquent, of which 8 commercial mortgage loans with a total balance of $9.8 million were in the process of foreclosure. We had a net balance of restructured loans of $23.2 million at June 30, 2009. Our commercial mortgage loan loss reserve was $15.3 million and $6.8 million at June 30, 2009 and December 31, 2008, respectively. The $7.0 million increase in the loan loss reserve in the second quarter was to account for expected potential future losses based on conditions existing at June 30, 2009, including increased delinquencies. Our commercial mortgage loan delinquency rate remained low as a percentage of our total portfolio at 0.42% and 0.19% at June 30, 2009 and December 31, 2008, respectively. In the first six months of 2009, commercial mortgage loans foreclosed or acquired through deed in lieu and transferred to real estate was $5.7 million, which included $4.5 million for the second quarter of 2009. For the first six months of 2009, the value of real estate acquired as a result of this activity was $4.2 million. At June 30, 2009, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate, underwrite and service ourselves. Through servicing the loans ourselves we are able to deal with delinquencies promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have an adverse effect on our business, financial position, results of operations or cash flows.

At June 30, 2009, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	47.5% retail properties.

•	18.7% industrial properties.

•	19.2% office properties.

•	4.0% commercial properties.

•	7.5% hotel/motel properties.

•	3.1% apartment and agricultural properties.

At June 30, 2009, our commercial mortgage loan portfolio was diversified regionally as follows:

•	46.9% Western region.

•	24.4% Central region.

•	28.7% Eastern region.

Commercial mortgage loans in California accounted for 27.5% of our commercial mortgage loan portfolio at June 30, 2009. Through this concentration, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect certain areas of the state. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. We diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, when new loans are underwritten, we do not require earthquake insurance for properties on which we make commercial mortgage loans, but do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in California to have a material adverse effect on our business, financial position, results of operations or cash flows. Currently, our California exposure is primarily in Los Angeles County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans on the Inland Empire and the San Joaquin Valley where there has been greater economic decline. If economic conditions in California continue to decline, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2009, we had outstanding commitments to fund commercial mortgage loans totaling $94.9 million, with fixed interest rates ranging from 6.50% to 8.25%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $265.4 million and $390.5 million for the first six months of 2009 and 2008, respectively. The decrease in funds provided by financing cash flows for the comparative periods was primarily due to a reduction in the level of new individual annuity deposits, resulting in a smaller increase of policyholder deposits net of withdrawals. The decrease in financing cash flows was partially offset by a $15.9 million decrease in cash used to repurchase shares of common stock.

The Company maintains a $200 million senior unsecured revolving credit facility (“Facility”) which expires June 15, 2013. The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity. Borrowings under the Facility can be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, the Company is required to maintain a debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At June 30, 2009, the Company had a debt to total capitalization ratio of 26.5% and consolidated net worth of $1.56 billion as defined by the financial covenants. The Company believes it will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At June 30, 2009, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

The Company has $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October.

The Company has $300 million of 6.90%, junior subordinated debt (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is non-callable for the first 10 years (prior to June 1, 2017) and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable after year 10 (on or after June 1, 2017) and only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp is currently not deferring interest on the Subordinated Debt.

On May 7, 2007, the board of directors authorized a repurchase program for up to 6.0 million shares of StanCorp common stock, which replaced the Company’s prior share repurchase program. We did not repurchase common stock in the first six months of 2009. We repurchased 0.1 million shares of common stock at a total cost of $5.0 million for the second quarter of 2008, and 0.3 million shares of common stock at a total cost of $15.9 million for the first six months of 2008. At June 30, 2009, there were 0.9 million shares remaining under the repurchase program.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our insurance subsidiaries’ target is generally to maintain capital at 300% of the company action level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the authorized control level RBC required by our states of domicile. The insurance subsidiaries held estimated capital at 326% of the company action level RBC at June 30, 2009. At June 30, 2009, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.26 billion.

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

Our ratio of earnings to fixed charges, including interest credited to policyholders, was 2.4x and 3.0x for the first six months of 2009 and 2008, respectively. Our ratio of earnings to fixed charges, excluding interest credited to policyholders, was 6.6x and 7.2x for the first six months of 2009 and 2008, respectively.

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

In the first six months of 2009, Standard paid ordinary cash dividends of $75 million to StanCorp. Standard did not pay a dividend in the first six months of 2008, which reflected a decision to maintain capital in Standard in excess of 300% company action level RBC. Prior to 2008, capital for Standard was maintained at a level in excess of 275% of the company action level RBC.

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

During the first six months of 2009, we did not repurchase shares of common stock in the open market. At June 30, 2009, there were 0.9 million shares remaining under the share repurchase program. During the first six months of 2009, we acquired 5,584 shares of common stock from executive officers and directors to cover tax liabilities of these officers and directors upon the release of performance-based and retention-based shares. The total cost of the acquired shares was $0.2 million for a weighted-average price of $31.34 per common share, which reflects the closing market price on the transaction dates. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Financial Strength Ratings

Financial strength ratings, which gauge claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including ours. In addition, credit ratings on our Senior Notes and Subordinated Debt are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products and could increase costs of future debt issuances. S&P, Moody’s and A.M. Best provide financial strength and credit ratings. We believe our well-managed underwriting and claims operations, our high quality invested asset portfolios and our strong capital position will continue to support our ratings. See “Liquidity and Capital Resources—Asset/Liability and Interest Rate Risk Management,” and “Capital Management.”

Standard’s financial strength ratings as of July 2009 were:

•	AA- (Very Strong) by S&P—4th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

Credit Ratings

S&P, Moody’s and A.M. Best provide credit ratings on StanCorp’s Senior Notes. As of July 2009, ratings from these agencies were A-, Baa1 and bbb+, respectively. As of July 2009, A.M. Best affirmed an issuer credit rating of a+ for Standard. As of July 2009, the financial strength and credit ratings from S&P, Moody’s and A.M. Best had a stable outlook.

S&P, Moody’s and A.M. Best also provide credit ratings on StanCorp’s Subordinated Debt. As of July 2009, ratings from these agencies were BBB, Baa2 and bbb-, respectively.

We believe our well-managed underwriting and claims operations, our high-quality invested asset portfolios and our strong capital position will continue to support our ability to maintain a strong credit standing. See “Liquidity and Capital Resources—Asset/Liability and Interest Rate Risk Management” and “Capital Management.” In addition, we remain well within our line of credit financial covenant restrictions. See “Liquidity and Capital Resources—Financing Cash Flows.”

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 11—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitment fees, “Liquidity and Capital Resources, Investing Cash Flows, Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2007, through June 30, 2009, aggregated $0.6 million. At June 30, 2009, we maintained a reserve of $0.7 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory net gains from insurance operations before federal income taxes were $105.3 million for the second quarter of 2009, compared to $86.2 million for the second quarter of 2008, and $187.5 million for the first six months of 2009, compared to $162.7 million for the first six months of 2008. The increases in statutory net gains from operations for the comparative periods were primarily due to comparatively favorable benefit ratios.

Differences between Statutory and GAAP results widened for the second quarter of 2009 and for the first six months of 2009 compared to the same periods in 2008 primarily due to smaller differences in deferred acquisition costs and changes in reserves. These smaller differences resulted in higher statutory net gains from insurance operations before federal income taxes when compared to GAAP results for the second quarter of 2009 and the first six months of 2009. In the comparable periods for 2008, statutory net gains from insurance operations before federal income taxes were lower than the GAAP results due to larger differences in the deferred acquisition costs and changes in reserves. Statutory capital adjusted to exclude asset valuation reserves for our insurance subsidiaries totaled $1.26 billion and $1.23 billion at June 30, 2009 and December 31, 2008, respectively. The asset valuation reserve was $88.6 million and $78.8 million at June 30, 2009 and December 31, 2008, respectively.

Accounting Pronouncements

•	See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 1—Organization, Principles of Consolidation and Basis of Presentation.”

•	See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7—Fair Value of Financial Instruments.”

•	See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Investment Securities.”

•	See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 12—Accounting Pronouncements.”

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

Investment Valuations

Fixed Maturity Securities

Fixed maturity security capital gains and losses are recognized using the specific identification method. The Company records impairments on fixed maturity securities according to FSP FAS No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2”). Under FSP FAS No. 115-2, if a debt security’s fair value declines below its amortized cost then an entity must assess the security’s impairment to determine if the impairment is other than temporary.

In our quarterly fixed maturity security impairment analysis, we evaluate whether a decline in value of the fixed maturity security is other than temporary by considering the following factors:

•	The nature of the fixed maturity security.

•	The duration until maturity.

•	The duration and the extent the fair value has been below amortized cost.

•	Financial quality of the issuer.

•	Estimates regarding the issuer’s ability to make the scheduled payments associated with the fixed maturity security.

•

The Company’s intent to sell or whether it is more likely than not it will be required to sell a fixed maturity security before recovery of the security’s cost basis through the evaluation of facts and circumstances including but not limited to, decisions to rebalance our portfolio, current cash flow needs and sales of securities to capitalize on favorable pricing.

If it is determined an OTTI exists, under FSP FAS No. 115-2 the Company must separate the OTTI of debt securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income. The cost basis of the fixed maturity security is adjusted to reflect the impairment.

Once an impairment charge has been recorded, we continue to review the OTTI securities for further potential impairment. If the fair value of the securities later recovers, the Company may be permitted to recover the OTTI related to noncredit loss.

At June 30, 2009, issues on our fixed maturity securities impairment watch list totaled approximately $119.4 million in fair value and $153.0 million in amortized cost after OTTI had been taken. The Company recorded OTTI related to credit loss due to impairments of $0.1 million and $3.4 million for the second quarter and first six months of 2009, respectively. There was no OTTI related to noncredit loss during the first six months of 2009. See “Item 1, Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Investment Securities” for a complete disclosure of the adoption of FSP FAS No. 115-2. The Company will continue to evaluate its holdings, however, the Company currently expects the fair values of its investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of our fixed maturity securities significantly decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at June 30, 2009. Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See “Item 1, Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7—Fair Value of Financial Instruments,” for a detailed explanation of the valuation methods the Company uses to calculate the fair value of the Company’s financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

Commercial Mortgage Loans

Commercial mortgage loans are stated at amortized cost less a valuation allowance for potentially uncollectible amounts. The commercial mortgage loan valuation allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. We did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio at June 30, 2009. Our valuation allowance for commercial mortgage loans was $15.3 million and $6.8 million for June 30, 2009 and December 31, 2008, respectively.

All Other Investments, Excluding Fixed Maturity Securities and Commercial Mortgage Loans

Investments, excluding fixed maturity securities and commercial mortgage loans, include real estate held for investment, derivatives and policy loans. Capital gains and losses for these investments are recognized using the specific identification method. For real estate held for investment, derivatives and policy loans, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost is other than temporary. The impairment loss is charged to net capital gains or losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

In our quarterly impairment analysis associated with real estate held for investment, derivatives and policy loans, we evaluate whether a decline in value of the holding is other than temporary. Factors considered in this analysis include:

•	The duration and the extent the fair value has been below amortized cost.

•	Financial quality of the counterparty.

•	The intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

•	The value of any security interest we may have collateralized in the investment.

For these types of investments expected to be sold, an OTTI charge is recorded if we do not expect the realizable fair value of the investment to recover to its amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the investment for further potential impairment on an on-going basis. If the fair value of the investment later recovers, the Company is not permitted to write the asset back up to its historical cost (i.e. the write-down is permanent).

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method with property lives varying from 30 to 40 years.

Net investment income and capital gains and losses related to separate account assets and liabilities are included in the separate account assets and liabilities.

Derivative instruments are carried at fair value and valuation adjustments for derivatives are reported as a component of net investment income. See “Item 1, Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments.”

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

Acquisition costs that we have deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. DAC totaled $263.7 million and $249.2 million at June 30, 2009, and December 31, 2008, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred. Annual commissions are considered expenses and are not deferred.

DAC for group and individual disability insurance products and group life insurance products is amortized over the life of related policies in proportion to future premiums in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises. Beginning with the adoption of SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, on January 1, 2007, we began amortizing DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits up to 20 years. VOBA totaled $30.6 million and $31.1 million at June 30, 2009, and December 31, 2008, respectively.

VOBA related to the TIAA group long term disability claims, for which no further premiums are due, is amortized in proportion to expected gross profits. The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$83.3	31.6%	$79.9	32.1%
VOBA	7.7	25.1	7.7	24.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. In certain instances, additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, we revise these assumptions annually to reflect the Company’s current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $0.6 million for both the second quarter and first six months of 2009, respectively, and decreased $0.1 million and $0.8 million for the same periods in 2008. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 8.7 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $54.8 million and $54.2 million at June 30, 2009, and December 31, 2008, respectively.

Goodwill

Goodwill is related to our Asset Management segment and totaled $36.0 million at both June 30, 2009, and December 31, 2008. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested at least annually for impairment. As of June 30, 2009, we evaluated, in accordance with SFAS No. 142, whether indicators of impairment existed as of the end of the current period. Based on our review of financial and other results, we do not believe any indicators of impairment exist and as a result have not updated our annual test in the current period.

Reserves

Reserves represent amounts to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At June 30, 2009, these reserves represented approximately 88% of total reserves held or $4.64 billion. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported reserves associated with our disability products, represented approximately 12% of total reserves held at June 30, 2009, or $643.4 million. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. These reserves represented less than 1% of total reserves held at June 30, 2009, or $9.8 million.

Reserves include policy reserves for claims not yet incurred, policy reserve liabilities for our individual and group immediate annuity business and claim reserve liabilities for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves totaled $5.13 billion at June 30, 2009, and represented over 96% of total reserves, compared to $5.12 billion at December 31, 2008.

Policy Reserves

Policy reserves totaled $952.7 million and $945.4 million at June 30, 2009, and December 31, 2008, respectively. Policy reserves include reserves established for individual life, individual disability, and group and individual annuity businesses.

Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. These reserves, related specifically to our individual disability block of business, totaled $184.1 million and $177.2 million at June 30, 2009, and December 31, 2008, respectively.

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

Policy reserves for our individual and group immediate annuity blocks of business totaled $169.1 million and $162.1 million at June 30, 2009, and December 31, 2008, respectively. These reserves are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts, and, therefore, there is no projected future premium.

Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.

•	Discount rates used to value expected future annuity payments.

Policy reserves for our individual life block of business totaled $599.5 million and $606.1 million at June 30, 2009, and December 31, 2008, respectively. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life Insurance Company (“Protective Life”) under a reinsurance agreement.

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

The claim reserves are related to group life and group and individual disability products offered by our Insurance Services segment. The following table sets forth total claim reserves segregated between reserves associated with life versus disability products:

	June 30, 2009	December 31, 2008
	(In millions)
Group life	$721.8	$731.2
Group disability	2,979.9	2,972.8
Individual disability	643.7	636.9

Total claim reserves	$4,345.4	$4,340.9

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

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected net investment yields. The discount rate used to calculate GAAP reserves for newly incurred long term disability claims and life waiver reserves decreased to 5.25% for the second quarter of 2009 from 5.50% for the first quarter of 2009. Based on our current size, a 25 basis point decrease in the discount rate would result in a short-term increase of approximately $2 million per quarter of benefits to policyholders, and a corresponding decrease to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In the first six months of 2009, while we have experienced some variation in our claim termination experience, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

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

Effective December 31, 2006, Standard adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS No. 158”). SFAS No. 158 requires the Company to recognize the funded or underfunded status of our pension and postretirement benefit plans as an asset or liability on the balance sheet. For pension plans, this is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the year-end balance sheet date. For our postretirement plan, this is measured as the difference between the plan assets at fair value and the accumulated benefit obligation as of the year-end balance sheet date. SFAS No. 158 also requires the Company to recognize as a component of accumulated other comprehensive income or loss, net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost.

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

For the postretirement benefit plan, the assumed health care cost trend rates are also a major assumption that affects expenses and liabilities. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point increase	1% point decrease
	(In millions)
Effect on total of service and interest cost	$0.3	$ (0.3)
Effect on postretirement benefit obligation	4.2	(3.4)

Our discount rate assumption is reviewed annually, and we use a December 31 measurement date for each of our plans. For more information concerning our pension and postretirement plans, see Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 5—Retirement Benefits.”

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

We record income tax interest and penalties in the income tax provision according to our accounting policy.

Currently, years 2005 through 2008 are open for audit by the IRS.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums and annuity deposits, cash flows, gross profits and profitability.

•	Availability of capital required to support business growth and the effective utilization of capital.

•	Changes in our liquidity needs and the liquidity of assets in our investment portfolio.

•	Integration and performance of business acquired through reinsurance or acquisition.

•	Financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level or changes in U.S. GAAP accounting principles, practices or policies.

•	Findings in litigation or other legal proceedings.

•	Intent and ability to hold investments consistent with our investment strategy.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size.

•	Adequacy of asset/liability management.

•	Events of terrorism, natural disasters or other catastrophic events.

•	Changes in federal or state income taxes.

•	Growth in assets under administration including performance of equity investments in the separate account.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	The impact of rising benefit costs on employer budgets for employee benefits.

•	Levels of employment and wage growth.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Concentration of risk, especially inherent in group life products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Losses from a disease pandemic.

•	Achievement of anticipated levels of operating expenses.

•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.

•	Credit quality of the holdings in our investment portfolios.

•	The condition of the economy and expectations for interest rate changes.

•	The effect of changing levels of commercial mortgage loan prepayment fees and participation levels on cash flows.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Adequacy of mortgage loan loss allowances.

•	Concentration of commercial mortgage loan assets collateralized in California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

•	Ability to achieve financing through debt or equity.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the interest rate risks faced by StanCorp since those reported in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of StanCorp has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” (as defined by the Exchange Act Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2009, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 11—Commitments and Contingencies.”

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

•

Our investment portfolio and associated derivative instruments are subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities, commercial mortgage loans and real estate. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads, and delinquency and default risk on our commercial mortgage loans. The related decline in market activity due to overall declining values of fixed maturity securities has resulted in our fixed maturity securities portfolio becoming less liquid. Our commercial mortgage loans are relatively illiquid. We may have difficulty selling fixed maturity securities and commercial mortgage loans at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice.

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

•

Our business is subject to litigation risk—In the normal course of business, we are a plaintiff or defendant in actions arising out of our insurance business and investment operations. We are from time to time involved in various governmental and administrative proceedings. While the outcome of any pending or future litigation cannot be predicted, as of the date hereof, we do not believe that any pending proceeding will have a material adverse effect on our results of operations and financial condition. However, no assurances can be given that such litigation would not materially and adversely affect our business, financial position, results of operations or cash flows.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the short-term. Our 10-year Senior Notes (“Senior Notes”) of $250 million will mature in September 2012, and our junior subordinated debt (“Subordinated Debt”) of $300 million will mature in 2067 with a call option in 2017. We maintain a $200 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes, which will expire on June 15, 2013 and had no outstanding balance on June 30, 2009. The Facility is composed of a syndication of six banks. Commitments from the banks toward the available line of credit range from $10.0 million to $52.5 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•

Our profitability may be adversely affected by declining equity markets—Current economic conditions have resulted in a substantial decline in U.S. and global equity markets from historical levels. The value of equity assets under administration is a significant component from which our administrative fee income is derived and our revenue from administrative fees was reduced as a result of the decreased equity values. Sustained equity market declines could result in further decreases in the value of the assets under administration in our retirement plans, which could further reduce our ability to earn administrative fee income derived from the value of those assets.

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

•

A continuing U.S. recession or continued disruption in global financial markets could adversely affect us—A continuing U.S. recession, or a continued disruption in the global financial markets, present risks and uncertainties that we currently cannot predict. If the current economic downturn conditions continue or worsen we face risks that may include:

•

Declines in revenues and profitability as a result of lower levels of insured employees by our customers, due to reductions in workforce or wage loss, including loss of employer groups due to business bankruptcy or failure.

•	Declines in revenues and profitability as a result of lower levels of assets under administration.

•	Increased pricing pressure and competition as customers seek to reduce benefit costs.

•	Reduction in value of our general account investment portfolio.

•	Reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions.

•	Increases in corporate tax rates to finance government spending programs.

•	Declines in the financial health of reinsurers.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2009	—	$—	—	894,800
May 1-31, 2009	1,650	27.55	—	894,800
June 1-30, 2009	—	—	—	894,800

Total second quarter	1,650	27.55	—	894,800

On May 7, 2007, the board of directors authorized a share repurchase program of up to 6.0 million shares of StanCorp common stock. The share repurchase program allows us to purchase shares in the open market or in negotiated transactions through December 31, 2009.

During the second quarter of 2009, we did not repurchase shares of common stock on the open market. At June 30, 2009, there were 0.9 million shares remaining under the share repurchase program. During the second quarter of 2009, we acquired 1,650 shares of common stock from directors to cover tax liabilities of these directors upon the release of retention-based shares. The total cost of the acquired shares was $0.1 million for a weighted-average price of $27.55 per common share, which reflects the closing market prices on the transaction dates.

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

At the Annual Meeting of Shareholders, held on May 4, 2009, the following matters were submitted to a vote: the election of two directors to serve for two-year terms expiring in 2011, three directors to serve for three-year terms expiring in 2012 and ratification of the appointment of Deloitte & Touche LLP, as Independent Registered Public Accounting Firm for the current year. The results of the voting on these matters were as follows:

	Term Expiration	Votes For	Votes Withheld	Abstained	Broker Non-Votes
1. Election of Directors
Virginia L. Anderson	2012	34,824,515	418,759	—	—
Stanley R. Fallis	2012	35,045,095	198,179	—	—
Peter O. Kohler, M.D.	2011	34,817,283	425,991	—	—
Eric E. Parsons	2012	34,585,901	657,373	—	—
Mary F. Sammons	2011	35,047,682	195,592	—	—

		Votes For	Votes Against	Abstained	Broker Non-Votes
2.	Ratification of the Appointment of Independent Registered Public Accounting Firm	35,091,418	64,071	87,786	—

The directors whose terms of office continued without having to stand for re-election in 2009 are as follows:

Frederick W. Buckman

Jerome J. Meyer

Ralph R. Peterson

E. Kay Stepp

Michael G. Thorne

Ron E. Timpe

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

Date: August 5, 2009	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith