Form 10-Q
period 2009-09-30
STANCORP FINANCIAL GROUP INC
filed 2009-11-03
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 23, 2009, there were 49,145,953 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(In millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Premiums	$520.3	$528.7	$1,591.0	$1,612.2
Administrative fees	27.7	29.8	79.0	88.6
Net investment income	150.2	136.8	439.1	402.2
Net capital gains (losses):
Total other-than-temporary impairment losses on fixed maturity securities	(2.3)	(42.3)	(5.7)	(65.2)
Portion of other-than-temporary impairment losses on fixed maturity securities recognized in other comprehensive income	—	—	—	—
All other net capital gains (losses)	5.7	(6.5)	(22.1)	(9.6)

Total net capital gains (losses)	3.4	(48.8)	(27.8)	(74.8)

Total revenues	701.6	646.5	2,081.3	2,028.2

Benefits and expenses:
Benefits to policyholders	395.7	379.6	1,193.0	1,200.5
Interest credited	40.5	28.9	110.4	77.9
Operating expenses	110.2	115.9	358.8	348.6
Commissions and bonuses	50.5	51.0	153.9	163.1
Premium taxes	8.5	9.7	25.9	28.1
Interest expense	9.7	9.8	29.4	29.4
Net increase in deferred acquisition costs, value of business acquired and other intangibles	(3.7)	(6.7)	(14.5)	(24.3)

Total benefits and expenses	611.4	588.2	1,856.9	1,823.3

Income before income taxes	90.2	58.3	224.4	204.9
Income taxes	30.3	18.1	75.5	66.0

Net income	59.9	40.2	148.9	138.9

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized capital gains (losses) on securities available-for-sale, net	143.2	(113.8)	250.8	(186.2)
Unrealized losses relating to other-than-temporary impairment losses on fixed maturity securities for which a portion has been recognized in earnings	—	—	—	—
Reclassification adjustment for net capital (gains) losses included in net income, net	(4.6)	31.7	9.3	45.4
Employee benefits plans:
Prior service cost arising during the period, net	—	—	(3.9)	—
Reclassification adjustment for amortization to net periodic pension cost, net	1.0	0.3	3.7	0.7

Total other comprehensive income (loss), net of tax	139.6	(81.8)	259.9	(140.1)

Comprehensive income (loss)	$199.5	$(41.6)	$408.8	$(1.2)

Net income per common share:
Basic	$1.22	$0.82	$3.04	$2.84
Diluted	1.21	0.82	3.03	2.81
Weighted-average common shares outstanding:
Basic	49,163,415	48,886,729	49,058,099	48,928,911
Diluted	49,325,574	49,267,415	49,138,658	49,346,831

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2009	December 31, 2008
A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $5,742.9 and $5,322.1)	$6,036.4	$5,200.3
Short-term investments	1.2	1.4
Commercial mortgage loans, net	4,313.8	4,083.6
Real estate, net	91.1	81.3
Policy loans	3.3	3.4

Total investments	10,445.8	9,370.0
Cash and cash equivalents	205.9	280.5
Premiums and other receivables	109.3	101.9
Accrued investment income	112.9	103.1
Amounts recoverable from reinsurers	931.6	944.0
Deferred acquisition costs, value of business acquired and other intangibles, net	335.4	334.5
Goodwill, net	36.0	36.0
Property and equipment, net	128.8	136.1
Deferred tax assets, net	—	75.1
Other assets	63.1	98.1
Separate account assets	3,990.6	3,075.9

Total assets	$16,359.4	$14,555.2

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,328.5	$5,285.9
Other policyholder funds	4,256.4	3,944.1
Deferred tax liabilities, net	49.2	—
Short-term debt	9.0	3.7
Long-term debt	553.5	561.5
Other liabilities	370.8	303.8
Separate account liabilities	3,990.6	3,075.9

Total liabilities	14,558.0	13,174.9

Commitments and contingencies (See Note 11)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 49,176,753 and 48,989,074 shares issued at September 30, 2009, and December 31, 2008, respectively	275.2	262.9
Accumulated other comprehensive income (loss)	103.7	(153.9)
Retained earnings	1,422.5	1,271.3

Total shareholders’ equity	1,801.4	1,380.3

Total liabilities and shareholders’ equity	$16,359.4	$14,555.2

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2008	49,155,131	$267.1	$16.8	$1,145.1	$1,429.0
Net income	—	—	—	162.9	162.9
Other comprehensive loss, net of tax	—	—	(170.7)	—	(170.7)
Common stock:
Repurchased	(526,300)	(24.9)	—	—	(24.9)
Issued to directors	9,820	0.5	—	—	0.5
Issued under employee stock plans, net	350,423	20.2	—	—	20.2
Dividends declared on common stock	—	—	—	(36.7)	(36.7)

Balance, December 31, 2008	48,989,074	262.9	(153.9)	1,271.3	1,380.3

Net income	—	—	—	148.9	148.9
Cumulative adjustment for the noncredit portion of losses from other-than-temporary impairments, net of tax	—	—	(2.3)	2.3	—
Other comprehensive income, net of tax	—	—	259.9	—	259.9
Common stock:
Issued to directors	9,767	0.3	—	—	0.3
Issued under employee stock plans, net	177,912	12.0	—	—	12.0

Balance, September 30, 2009	49,176,753	$275.2	$103.7	$1,422.5	$1,801.4

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2009	2008
Operating:
Net income	$148.9	$138.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on sale of investments	22.1	9.6
Net loss on impairment of investments	5.7	65.2
Depreciation and amortization	92.8	95.1
Deferral of acquisition costs, value of business acquired, other intangibles and goodwill, net	(74.9)	(81.9)
Deferred income taxes	(15.5)	(11.4)
Changes in other assets and liabilities:
Receivables and accrued income	4.5	(22.5)
Future policy benefits and claims	42.6	89.9
Other, net	97.5	33.1

Net cash provided by operating activities	323.7	316.0

Investing:
Proceeds of investments sold, matured or repaid:
Fixed maturity securities—available-for-sale	738.9	406.2
Commercial mortgage loans	355.4	806.1
Real estate	8.2	0.4
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(1,180.4)	(915.4)
Commercial mortgage loans	(616.4)	(1,177.5)
Real estate	(10.3)	(2.7)
Short-term investments, net	—	1.2
Other investments	(0.1)	(0.1)
Acquisition of property and equipment	(15.5)	(28.4)

Net cash used in investing activities	(720.2)	(910.2)

Financing:
Policyholder fund deposits	1,344.8	1,610.3
Policyholder fund withdrawals	(1,032.5)	(1,109.8)
Short-term debt	5.3	0.5
Long-term debt	(8.0)	(0.9)
Issuance of common stock	12.3	12.2
Repurchase of common stock	—	(24.3)

Net cash provided by financing activities	321.9	488.0

Decrease in cash and cash equivalents	(74.6)	(106.2)
Cash and cash equivalents, beginning of period	280.5	205.8

Cash and cash equivalents, end of period	$205.9	$99.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$119.9	$102.2
Income taxes	81.1	81.8
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	8.3	2.6

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

StanCorp Mortgage Investors underwrites, originates and services small, fixed-rate commercial mortgage loans for the investment portfolios of the Company’s insurance subsidiaries. StanCorp Mortgage Investors also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

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

StanCorp and Standard hold interests in low-income housing partnerships. These interests do not meet the requirements for consolidation under existing accounting standards and thus our interests in the low-income housing partnerships are accounted for under the equity method of accounting. The total investment in these interests was $17.6 million and $18.8 million at September 30, 2009 and December 31, 2008, respectively.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated on a consolidated basis.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2009, and for the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. Interim results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. This report should be read in conjunction with the Company’s 2008 annual report on Form 10-K.

In 2008, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to implement some of these strategies resulting in one-time costs of $3.2 million and $17.6 million for the third quarter and first nine months of 2009, respectively. See “Note 13—Severance, Lease Terminations, Relocation and Restructuring.”

We have evaluated subsequent events through the date of this filing, November 3, 2009. We do not believe there are any material subsequent events, which would require further disclosure.

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

Net income per basic and diluted weighted-average common shares outstanding was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (in millions)	$59.9	$40.2	$148.9	$138.9

Basic weighted-average common shares outstanding	49,163,415	48,886,729	49,058,099	48,928,911
Stock options	162,159	370,767	76,971	404,958
Restricted stock	—	9,919	3,588	12,962

Diluted weighted-average common shares outstanding	49,325,574	49,267,415	49,138,658	49,346,831

Net income per common share:
Net income per basic common share	$1.22	$0.82	$3.04	$2.84
Net income per diluted common share	1.21	0.82	3.03	2.81
Antidilutive shares not included in net income per diluted common share calculation	1,719,908	737,275	2,097,183	697,875

3.	SHARE-BASED COMPENSATION

The Company has three share-based compensation plans: the 1999 Omnibus Stock Incentive Plan (“1999 Plan”), the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). Substantially all of the authorized shares in the 1999 Plan were issued or optioned as of September 30, 2009. The 2002 Plan was authorized as a replacement for the 1999 Plan. The 2002 Plan authorized the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and restricted stock. The maximum number of shares of common stock that may be issued under the 2002 Plan is 4.8 million. At September 30, 2009, 3.1 million shares or options for shares have been issued under the 2002 Plan. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this footnote.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $1.2 million and $1.8 million for the third quarters of 2009 and 2008, respectively. The related tax benefits were $0.4 million and $0.6 million for the same periods, respectively. Income before income taxes included compensation cost related to all share-based compensation arrangements of $8.0 million and $7.1 million for the first nine months of 2009 and 2008, respectively. The related tax benefits were $2.8 million and $2.5 million for the same periods, respectively.

The Company has provided three types of share-based compensation pursuant to the 1999 Plan and the 2002 Plan: option grants to directors, officers and certain non-officer employees; stock performance unit grants to officers; and stock retainer fees to directors.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors and officers typically receive annual grants in amounts determined by the Organization and Compensation Committee of the board of directors. Options are granted with an exercise price equal to the market closing price of the stock on the date of grant. Directors’ options vest in one year with other options generally vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the change of control agreement. Options generally expire 10 years from the grant date. There were 495,654 and 389,450 options granted for the first nine months of 2009 and 2008, respectively, at a weighted-average exercise price of $36.97 and $50.05, respectively.

The fair value of each option award under the share-based compensation plans was estimated using the Black-Scholes option-pricing model as of the grant date. The weighted-average grant date fair value of options granted was $11.36 for the first nine months of 2009, compared to $12.41 for the first nine months of 2008.

The expense of stock options is recognized over the vesting period, which is also the period the grantee must provide services to the Company. At September 30, 2009, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $6.3 million. This cost will be recognized over the next four years. During the first nine months of 2009, certain executive officers of the Company retired, upon which the vesting of some of their options was accelerated in accordance with their option agreements. The accelerated vesting resulted in recognition of $1.8 million of additional compensation cost for the first nine months of 2009.

Stock Performance Unit Grants

The Company’s long-term incentive compensation plan for designated officers includes grants of annual performance-based awards (“Stock Performance Units”). Stock Performance Unit grants represent the maximum number of shares issuable to the designated officers, and are generally granted two years before the performance period. In years prior to 2007, awards consisted of restricted stock (60%) and cash performance units (40%), which represent a right to receive cash equal to the value of one share of stock subject to the same employment and performance criteria. The actual number of shares issued at the end of the performance period is based on satisfaction of employment and certain financial performance conditions, with a portion of the shares withheld to cover required tax withholding. Under the current plan, the Company had 0.8 million shares available for issuance as restricted stock at September 30, 2009.

The compensation cost of these awards was measured using an estimate of the number of shares of StanCorp stock that will vest at the end of the performance period, multiplied by the fair market value as of the grant date. During the first nine months of 2009 and 2008, there were 109,884 and 77,712 Stock Performance Units granted. There were no Stock Performance Units vested or cash performance units paid in the third quarter of 2009 or 2008. The total value of Stock Performance Units vested and cash performance units paid was $0.8 million for the first nine months of 2009, compared to $1.8 million for the first nine months of 2008.

The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance and (for cash performance units) the price of the Company’s stock on the vesting dates. Assuming that the maximum target is achieved for each performance goal, and valuing cash performance units at the price of StanCorp common stock on September 30, 2009, $6.3 million in additional compensation cost would be recognized through 2012. A target or expected payout of 70% of the total would result in approximately $4.1 million of additional compensation cost through 2012. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Stock Retainer Fees to Directors

Each director who is not an employee of StanCorp or Standard receives cash retainer fees that the Company pays quarterly. Additionally, each director receives shares annually with an equity award value of $50,000 based on the closing common stock price on the day of the annual shareholders meeting.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. Within the ESPP, no employee may purchase StanCorp common stock with a fair value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.5 million shares remained available at September 30, 2009. The Company’s compensation cost resulting from the ESPP was $0.5 million and $0.3 million for the third quarters of 2009 and 2008, respectively. The related tax benefit was $0.1 million for each of the periods. The compensation cost resulting from the ESPP was $2.4 million and $1.2 million for the first nine months of 2009 and 2008, respectively, and the related tax benefits were $0.8 million and $0.4 million for the same periods, respectively.

4.	SEGMENTS

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment offers a full range of individual fixed annuity products, investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, group annuity contracts and retirement plan trust products. The Other category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including one-time costs, and adjustments made in consolidation.

Intersegment revenue is comprised of administrative fee revenues charged by the Asset Management segment to manage the fixed maturity securities and commercial mortgage loan portfolios for the Company’s insurance subsidiaries. These intersegment administrative fees were $3.5 million and $3.3 million for the third quarter of September 30, 2009 and 2008, respectively, and were $10.3 million and $9.7 million for the first nine months of 2009 and 2008, respectively.

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$202.3	$208.5	$620.5	$643.2
Group long term disability	203.0	213.0	621.7	650.0
Group short term disability	51.4	53.5	157.0	162.0
Group other	19.9	19.4	59.6	56.8
Experience rated refunds (“ERRs”)	(14.0)	(8.9)	(33.7)	(32.3)

Total Group insurance	462.6	485.5	1,425.1	1,479.7
Individual disability insurance	39.3	36.6	135.9	110.7

Total Insurance Services premiums	501.9	522.1	1,561.0	1,590.4

Asset Management:
Retirement plans	0.2	0.6	0.5	1.2
Individual annuities	18.2	6.0	29.5	20.6

Total Asset Management premiums	18.4	6.6	30.0	21.8

Total premiums	$520.3	$528.7	$1,591.0	$1,612.2

Administrative fees:
Insurance Services:
Group insurance	$2.0	$2.2	$5.9	$6.7
Individual disability insurance	0.1	—	0.2	0.2

Total Insurance Services administrative fees	2.1	2.2	6.1	6.9

Asset Management:
Retirement plans	22.7	24.5	64.3	74.3
Other financial services businesses	6.4	6.4	18.9	17.1

Total Asset Management administrative fees	29.1	30.9	83.2	91.4

Other	(3.5)	(3.3)	(10.3)	(9.7)

Total administrative fees	$27.7	$29.8	$79.0	$88.6

Net investment income:
Insurance Services:
Group insurance	$72.1	$72.1	$214.9	$216.0
Individual disability insurance	12.4	11.9	37.1	36.2

Total Insurance Services net investment income	84.5	84.0	252.0	252.2

Asset Management:
Retirement plans	21.8	21.1	64.1	63.8
Individual annuities	36.8	21.5	99.0	56.6
Other financial services businesses	3.3	4.8	11.4	15.0

Total Asset Management net investment income	61.9	47.4	174.5	135.4

Other	3.8	5.4	12.6	14.6

Total net investment income	$150.2	$136.8	$439.1	$402.2

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended September 30, 2009:
Revenues:
Premiums	$501.9	$18.4	$—	$520.3
Administrative fees	2.1	29.1	(3.5)	27.7
Net investment income	84.5	61.9	3.8	150.2
Net capital gains	—	—	3.4	3.4

Total revenues	588.5	109.4	3.7	701.6

Benefits and expenses:
Benefits to policyholders	374.7	21.0	—	395.7
Interest credited	1.1	39.4	—	40.5
Operating expenses	80.2	30.9	(0.9)	110.2
Commissions and bonuses	43.0	7.5	—	50.5
Premium taxes	8.5	—	—	8.5
Interest expense	—	—	9.7	9.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(3.3)	(0.4)	—	(3.7)

Total benefits and expenses	504.2	98.4	8.8	611.4

Income (loss) before income taxes	$84.3	$11.0	$(5.1)	$90.2

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three months ended September 30, 2008:
Revenues:
Premiums	$522.1	$6.6	$—	$528.7
Administrative fees	2.2	30.9	(3.3)	29.8
Net investment income	84.0	47.4	5.4	136.8
Net capital losses	—	—	(48.8)	(48.8)

Total revenues	608.3	84.9	(46.7)	646.5

Benefits and expenses:
Benefits to policyholders	371.3	8.3	—	379.6
Interest credited	2.6	26.3	—	28.9
Operating expenses	84.0	32.4	(0.5)	115.9
Commissions and bonuses	42.7	8.3	—	51.0
Premium taxes	9.7	—	—	9.7
Interest expense	—	0.1	9.7	9.8
Net increase in deferred acquisition costs, value of business acquired and intangibles	(5.4)	(1.3)	—	(6.7)

Total benefits and expenses	504.9	74.1	9.2	588.2

Income (loss) before income taxes	$103.4	$10.8	$(55.9)	$58.3

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine months ended September 30, 2009:
Revenues:
Premiums	$1,561.0	$30.0	$—	$1,591.0
Administrative fees	6.1	83.2	(10.3)	79.0
Net investment income	252.0	174.5	12.6	439.1
Net capital losses	—	—	(27.8)	(27.8)

Total revenues	1,819.1	287.7	(25.5)	2,081.3

Benefits and expenses:
Benefits to policyholders	1,155.1	37.9	—	1,193.0
Interest credited	3.9	106.5	—	110.4
Operating expenses	247.7	95.9	15.2	358.8
Commissions and bonuses	129.2	24.7	—	153.9
Premium taxes	25.9	—	—	25.9
Interest expense	—	0.1	29.3	29.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(13.9)	(0.6)	—	(14.5)

Total benefits and expenses	1,547.9	264.5	44.5	1,856.9

Income (loss) before income taxes	$271.2	$23.2	$(70.0)	$224.4

Total assets	$7,617.7	$8,485.8	$255.9	$16,359.4

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine months ended September 30, 2008:
Revenues:
Premiums	$1,590.4	$21.8	$—	$1,612.2
Administrative fees	6.9	91.4	(9.7)	88.6
Net investment income	252.2	135.4	14.6	402.2
Net capital losses	—	—	(74.8)	(74.8)

Total revenues	1,849.5	248.6	(69.9)	2,028.2

Benefits and expenses:
Benefits to policyholders	1,172.6	27.9	—	1,200.5
Interest credited	9.0	68.9	—	77.9
Operating expenses	252.4	96.8	(0.6)	348.6
Commissions and bonuses	132.4	30.7	—	163.1
Premium taxes	28.1	—	—	28.1
Interest expense	—	0.3	29.1	29.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(16.6)	(7.7)	—	(24.3)

Total benefits and expenses	1,577.9	216.9	28.5	1,823.3

Income (loss) before income taxes	$271.6	$31.7	$(98.4)	$204.9

Total assets	$7,206.7	$7,325.9	$331.2	$14,863.8

5.	RETIREMENT BENEFITS

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

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Standard Retirement Services under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Employer contributions to the plan were $2.2 million for each of the third quarters of 2009 and 2008, and $8.1 million and $7.9 million for the first nine months of 2009 and 2008, respectively.

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

The following tables set forth the components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss for pension benefits and postretirement benefits:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Components of net periodic benefit cost:
Service cost	$2.2	$2.6	$7.2	$7.4
Interest cost	3.6	3.7	11.5	10.6
Expected return on plan assets	(4.3)	(4.6)	(13.1)	(13.7)
Amortization of prior service cost (credit)	0.2	—	0.5	(0.2)
Amortization of net actuarial loss	1.4	0.3	5.1	1.1

Net periodic benefit cost	3.1	2.0	11.2	5.2

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service (cost) credit	(0.2)	—	(0.5)	0.2
Amortization of net actuarial loss	(1.4)	(0.3)	(5.1)	(1.1)

Total recognized in other comprehensive (income) loss	(1.6)	(0.3)	(5.6)	(0.9)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1.5	$1.7	$5.6	$4.3

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Components of net periodic benefit cost:
Service cost	$0.4	$0.3	$0.8	$0.6
Interest cost	0.5	0.3	1.5	1.0
Expected return on plan assets	(0.3)	(0.2)	(1.0)	(0.6)
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.3)
Amortization of net actuarial gain	—	—	—	(0.1)

Net periodic benefit cost	0.5	0.3	1.1	0.6

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service credit	0.1	0.1	0.2	0.3
Amortization of net actuarial gain	—	—	—	0.1

Total recognized in other comprehensive (income) loss	0.1	0.1	0.2	0.4

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$0.6	$0.4	$1.3	$1.0

The Company is not obligated to make any contributions to its pension plans for 2009.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. Expenses were $0.3 million and $0.7 million for the third quarters of 2009 and 2008, respectively, and $1.6 million and $1.9 million for the first nine months of 2009 and 2008, respectively. Furthermore, losses of $0.1 million and gains of $0.1 million, net of tax, were reported in other comprehensive income for the third quarters of 2009 and 2008, respectively, and gains of $0.1 million and $0.3 million, net of tax, were reported in other comprehensive income for the first nine months of 2009 and 2008, respectively. Other liabilities for the non-qualified plan were $23.9 million and $23.2 million reported at September 30, 2009, and December 31, 2008, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $9.7 million and $8.9 million at September 30, 2009, and December 31, 2008, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company markets indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the Standard & Poor’s (“S&P”) 500 index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest rate guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to manage the risk related to the guarantees. The index-based interest guarantees are discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based guarantees. The interest credited to policyholders relating to the change in the fair value of the index-based interest guarantees increased $3.7 million and decreased $1.7 million for the third quarters of 2009 and 2008, respectively, compared to an increase of $1.6 million and a decrease of $10.6 million for the first nine months of 2009 and 2008, respectively.

The increases for the third quarter and first nine months of 2009 and the decreases for the same periods of 2008 were primarily due to fluctuations of the S&P 500 index and the discount rates used to value the derivatives during those periods.

The Company purchases S&P 500 index call spread options (“index options”) for its interest crediting strategy used in its indexed annuity product. The index options are purchased from investment banks and are selected in a manner that supports the amount of interest that is expected to be credited in the current year to annuity policyholder accounts that are dependent on the performance of the S&P 500 index. The purchase of index options is a pivotal part of our risk management strategy for indexed annuity products. The index options are exclusively used for risk management. While valuations of the index options are sensitive to a number of variables, valuations for index options purchased are most sensitive to changes in the S&P 500 index value and the implied volatilities of this index. The Company generally purchases fewer than five index option contracts per month, which all have an expiry date of one year from the date of purchase. The notional amount of the Company’s index option contracts at September 30, 2009 and December 31, 2008 was $248.1 million and $281.6 million, respectively. Option premiums paid for the Company’s index option contracts for the nine months ended September 30, 2009 and the twelve months ended December 31, 2008 were $3.2 million and $7.6 million, respectively.

The Company recognizes all derivative investments as assets or liabilities in the balance sheet at fair value. The Company does not designate its derivatives as hedging instruments and thus does not use hedge accounting. As such, any change in the fair value of the derivative assets and derivative liabilities is recognized as income or loss in the period of change.

The following table sets forth the fair value of the Company’s derivative assets (See “Note 7—Fair Value of Financial Instruments” for additional fair value information):

	Derivative Assets
	September 30, 2009		December 31, 2008
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
S&P 500 index spread option contracts	Fixed maturity securities	$9.1	Fixed maturity securities	$2.5

Total derivative assets		$9.1		$2.5

The following table sets forth the Company’s derivative liabilities, which are recorded as the fair value of the embedded derivatives within its equity-indexed annuity product:

	Derivative Liabilities
	September 30, 2009		December 31, 2008
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Index-based interest guarantees embedded in equity indexed annuities	Other policyholder funds	$41.2	Other policyholder funds	$33.0

Total derivative liabilities		$41.2		$33.0

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

		Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designed as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
		(In millions)
S&P 500 index call spread option contracts	Net investment income	$3.3	$(1.7)	$3.4	$(8.7)
Index-based interest guarantees embedded in equity indexed annuities	Interest credited	(3.7)	1.7	(1.6)	10.6

Net gain (loss)		$(0.4)	$—	$1.8	$1.9

The Company does not bear derivative related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its index option contracts and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 index. The Company’s maximum credit exposure would require an increase of approximately 8% in the value of the S&P 500 index. The maximum credit risk is calculated using the cap strike price within the Company’s index option contracts less the floor price, multiplied by the notional amount of the contracts.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives at September 30, 2009:

Counterparty	Derivative Assets at Fair Value at September 30, 2009	Maximum Credit Risk
	(In millions)
Merrill Lynch	$3.5	$4.2
Bank of New York Mellon	5.6	7.4

Total	$9.1	$11.6

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities recorded at fair value are disclosed using a three-level hierarchy. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data.

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

There are three primary types of valuation techniques used to measure assets and liabilities recorded at fair value: (1) the market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities; (2) the income approach, which uses the present value of cash flows or earnings; and (3) the cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The table below sets forth the fair value of each financial instrument and the carrying value of each financial instrument at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Investments:
Investment securities	$6,027.3	$6,027.3	$5,197.8	$5,197.8
S&P 500 index options	9.1	9.1	2.5	2.5
Commercial mortgage loans, net	4,239.1	4,313.8	3,989.2	4,083.6
Policy loans	3.4	3.3	3.4	3.4
Separate account assets	3,990.6	3,990.6	3,075.9	3,075.9
Liabilities:
Total other policyholder funds, investment type contracts	$3,549.1	$3,619.6	$3,278.4	$3,308.1
Index-based interest guarantees	41.2	41.2	33.0	33.0
Long-term debt	487.0	553.5	389.8	561.5

Financial Instruments Not Recorded at Fair Value

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

For disclosure purposes, the fair values of commercial mortgage loans were estimated using an option-adjusted discounted cash flow valuation. The valuation includes both observable market inputs and estimated model parameters. Significant observable inputs to the valuation include:

•	Indicative September 30, 2009, pricing for a package of loans similar to those originated by the Company near quarter-end.

•	U.S. Government treasury yields.

•	Indicative yields from industrial bond issues.

•	The contractual terms of nearly every mortgage subject to valuation.

Significant unobservable inputs include:

•	A liquidity premium that is estimated from historical loan sales and is applied above base yields.

•	Adjustments in spread based on an aggregate portfolio loan-to-value ratio, estimated from historical differential yields with respect to loan-to-value ratios.

•	Projected prepayment activity.

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

The fair value for long-term debt was predominantly based on quoted market prices as of September 30, 2009. The fair value for the Company’s long-term debt was also materially affected by the infrequent trading of our junior subordinated debt (“Subordinated Debt.”)

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

Separate account assets represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to participant-directed 401(k) contracts. Separate account assets are recorded at fair value on a recurring basis with changes in fair value recorded in separate account liabilities.

Fixed maturity securities—available-for-sale and S&P 500 index options are reported on the balance sheet as fixed maturity securities—available-for-sale. The fixed maturity securities are comprised of corporate bonds, as well as government, agency and municipal securities and are diversified across industries, issuers and maturities. They are placed into three groups for disclosure purposes depending on the valuation technique used to determine the fair value of the securities.

Fair values of fixed maturity securities and separate account assets for which there is active trading are determined based upon quoted market prices and are classified as Level 1 assets. The Level 1 fair value for separate account assets was $3.88 billion at September 30, 2009. The fair values for fixed maturity securities and separate account assets without an active market, of which there were $6.03 billion and $113.6 million, respectively, at September 30, 2009, were valued using Level 2 measurements. In order to assist management in determining the values of these assets, we utilize an independent pricing service. The pricing service incorporates a variety of market observable information in their valuation techniques, including:

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

External valuations are validated by the Company at least quarterly through a combination of procedures which include the evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent evaluations on a case-by-case basis of inputs and assumptions similar to those used by the pricing service. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2009.

The Company recorded other-than-temporary impairments (“OTTI”) on our fixed maturity securities of $2.3 million and $5.7 million for the third quarter and the first nine months of 2009, respectively.

S&P 500 index options were valued using the market approach and Level 3 measurements. The Company values S&P 500 index options using the Black-Scholes option pricing model and parameters derived from market sources. The Company’s valuations maximize the use of observable inputs, which include direct price quotes from the Chicago Board Options Exchange (“CBOE”) and values for on-the-run treasury securities and London Interbank Offered Rate (“LIBOR”) rates as reported by Bloomberg. Inputs to the valuations which are not directly observable are estimated from the best resources available to us. Unobservable inputs to these valuations include estimates of future gross dividends to be paid on the stocks underlying the S&P 500 index, estimates of bid-ask spreads, and estimates of implied volatilities on options. Valuation parameters are calibrated to replicate the actual end-of-day market quotes for options trading on the CBOE. We perform additional validation procedures such as the daily observation of market activity and conditions and the tracking and analyzing of actual quotes provided to us by banking counterparties each time the Company purchases options from them. Additionally, in order to help validate our values derived through the procedures noted above, we obtain indicators of value from representative investment banks.

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

The following table sets forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis at September 30, 2009:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities—available-for-sale:
U.S. government and agency bonds	$442.8	$—	$442.8	$—
Bonds of states and political subdivisions of the U.S.	201.8	—	201.8	—
Foreign government bonds	26.7	—	26.7	—
Corporate bonds	5,365.1	—	5,356.0	9.1

Total fixed maturity securities—available-for-sale	6,036.4	—	6,027.3	9.1
Separate account assets	3,990.6	3,877.0	113.6	—
Liabilities:
Index-based interest guarantees	$41.2	$—	$—	$41.2

The following table sets forth the changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	S&P 500 Index Options	Index-Based Interest Guarantees
	(In millions)
Balance, December 31, 2008	$2.5	$(33.0)
Total net gains (losses) included in:
Net investment income	(1.4)	—
Interest credited	—	2.0
Purchases, sales, issuances and settlements, net	1.1	(3.8)

Balance, March 31, 2009	2.2	(34.8)

Total net gains (losses) included in:
Net investment income	1.5	—
Interest credited	—	0.1
Purchases, sales, issuances and settlement, net	1.1	(1.4)

Balance, June 30, 2009	4.8	(36.1)

Total net gains (losses) included in:
Net investment income	3.3	—
Interest credited	—	(3.7)
Purchases, sales, issuances and settlements, net	1.0	(1.4)

Balance, September 30, 2009	$9.1	$(41.2)

Net unrealized gains (losses) included in income before income taxes for assets and liabilities held at fair value at September 30, 2009:
For the three months ended September 30, 2009	$3.3	$(3.7)
For the nine months ended September 30, 2009	3.4	(1.6)

Changes to the fair value of fixed maturity securities were recorded to other comprehensive income. Changes to the fair value of the S&P 500 index options were recorded to net investment income. Changes in the fair value of the index-based interest guarantees were recorded as interest credited. The interest credited amount for the third quarter of 2009 also included a change in the Level 3 actuarial assumptions that contributed $1.1 million of negative interest to the balance.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans with specific reserves and real estate acquired through commercial mortgage loan foreclosures. The following table sets forth the fair value measurement for nonrecurring assets at September 30, 2009:

	Total	Level 1	Level 2	Level 3
	(In millions)
Commercial mortgage loans	$16.4	$—	$—	$16.4
Real estate owned	8.3	—	—	8.3

Total nonrecurring assets measured at fair value	$24.7	$—	$—	$24.7

8.	INVESTMENT SECURITIES

The following table sets forth amortized costs and fair values of investment securities available-for-sale at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Available-for-sale:
U.S. government and agency bonds	$404.7	$38.1	$—	$442.8
Bonds of states and political subdivisions of the U.S.	191.8	10.7	0.7	201.8
Foreign government bonds	25.4	1.3	—	26.7
Corporate bonds	5,121.0	281.4	37.3	5,365.1

Total investment securities	$5,742.9	$331.5	$38.0	$6,036.4

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Available-for-sale:
U.S. government and agency bonds	$457.6	$58.0	$0.1	$515.5
Bonds of states and political subdivisions of the U.S.	177.3	9.9	2.4	184.8
Foreign government bonds	13.0	1.2	—	14.2
Corporate bonds	4,674.2	67.8	256.2	4,485.8

Total investment securities	$5,322.1	$136.9	$258.7	$5,200.3

The following table sets forth the contractual maturities of investment securities available-for-sale at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Available-for-sale:
Due in 1 year or less	$236.8	$239.2	$503.2	$502.4
Due in 1 to 5 years	2,703.2	2,824.5	2,386.1	2,309.8
Due in 5 to 10 years	1,979.5	2,092.9	1,571.5	1,515.0
Due after 10 years	823.4	879.8	861.3	873.1

Total investment securities	$5,742.9	$6,036.4	$5,322.1	$5,200.3

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds represented 3.02%, or $182.1 million, of our investment securities at September 30, 2009.

The following table sets forth net investment income summarized by type of investment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

	(In millions)
Investment securities available-for-sale	$79.2	$73.8	$234.3	$216.1
Commercial mortgage loans	70.6	65.6	204.8	194.4
Real estate	1.0	1.0	4.2	4.2
Policy loans	0.1	0.1	0.2	0.2
Other	3.9	0.8	9.5	0.4

Gross investment income	154.8	141.3	453.0	415.3
Investment expenses	(4.6)	(4.5)	(13.9)	(13.1)

Net investment income	$150.2	$136.8	$439.1	$402.2

The following table sets forth capital gains (losses) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

	(In millions)
Gains:
Investment securities available-for-sale	$10.6	$1.4	$20.2	$3.5
Commercial mortgage loans	0.2	0.9	0.8	2.5

Gross capital gains	10.8	2.3	21.0	6.0

Losses:
Investment securities available-for-sale	(3.5)	(50.3)	(34.5)	(78.6)
Commercial mortgage loans(1)	(3.9)	(0.8)	(14.3)	(2.1)
Real estate	—	—	—	(0.1)

Gross capital losses	(7.4)	(51.1)	(48.8)	(80.8)

Net capital gains (losses)	$3.4	$(48.8)	$(27.8)	$(74.8)

(1)	Includes an increase to the loan valuation allowance of $0.7 million for the three months ended September 30, 2009 and no change for the three months ended September 30, 2008 and a $9.2 million and $1.3 million increase for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.7 million and $7.0 million at September 30, 2009 and December 31, 2008, respectively.

The following table sets forth our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

	At September 30, 2009		Aging
			Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in millions)
Unrealized losses:
Bonds:
State and political subdivisions of the U.S.	13	$0.7	2	$—	11	$0.7
Corporate	870	37.3	322	9.8	548	27.5

	883	$38.0	324	$9.8	559	$28.2

Fair market value of securities with unrealized losses:
Bonds:
State and political subdivisions of the U.S.	13	$21.8	2	$4.0	11	$17.8
Corporate	870	620.8	322	269.0	548	351.8

	883	$642.6	324	$273.0	559	$369.6

The unrealized losses on the investment securities set forth above were primarily due to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to reasons of credit quality or are related to any company or industry specific event. Based on management’s evaluation of the securities and intent to sell or whether it is more likely than not it will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary. In comparing September 30, 2009, to December 31, 2008, the significant decrease in the number and amount of securities with an unrealized loss position was primarily due to an overall improvement in the securities markets that affected multiple economic sectors.

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

Each quarter the Company reviews investments with unrealized losses and tests these investments for OTTI. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. Current standards require the Company to evaluate each investment to determine whether a decline in value will recover prior to when the Company intends to sell the investment or whether it is more likely than not that the Company will be required to sell the security. In order to determine whether a decline in value may be other than temporary, the Company evaluates the security against certain factors, which may include:

•	Nature of the investment.

•	Duration until maturity.

•	Duration and the extent the fair value has been below amortized cost.

•	Quality and current events surrounding the issuer.

•	Estimates regarding the issuer’s ability to make scheduled payments associated with the debt security.

In addition to the list above, the Company evaluates its intent to sell or whether it is more likely than not it will be required to sell a debt security before recovery of the security’s cost basis through the evaluation of facts and circumstances including, but not limited to: decisions to rebalance our portfolio, current cash flow needs and sales of securities to capitalize on favorable pricing. If it is determined by the Company that the instrument may not recover prior to our disposition of the holding, we would record an OTTI charge associated with the holding.

The Company is required to separate recognized OTTI of debt securities into OTTI related to credit loss and OTTI related to noncredit loss. The credit loss represents the portion of losses equal to the difference between the present value of expected cash flows discounted using the pre-impairment yields and the amortized cost basis. All other changes in value represent the noncredit related loss. OTTI related to credit loss is recognized in earnings in the current period, while noncredit loss is recognized in other comprehensive income as it is deemed recoverable. The total OTTI related to credit loss for the three and nine months ended September 30, 2009 of $2.3 million and $5.7 million were recorded in earnings. There was no OTTI related to noncredit loss during the three and nine months ended September 30, 2009.

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

An entity should record a cumulative effect adjustment to increase beginning retained earnings and decrease beginning accumulated other comprehensive income for the portion of OTTI related to debt security noncredit loss if the debt security was held at the beginning of the interim period of adoption, had a previously recognized OTTI in earnings related to noncredit loss, and the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis. An OTTI related to noncredit loss for the period prior to April 1, 2009, of $2.3 million, net of tax, was recorded as a cumulative effect adjustment to retained earnings and accumulated other comprehensive income.

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

DAC, VOBA and other acquisition related intangibles are considered intangible assets. These intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. The Company’s intangible assets are subject to impairment tests on an annual basis or more frequently if circumstances indicate that carrying values may not be recoverable.

Acquisition costs that the Company has deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $251.3 million and $249.2 million at September 30, 2009, and December 31, 2008, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

DAC for group and individual disability insurance products and group life insurance products is amortized over the life of related policies in proportion to future premiums. Beginning in 2007, the Company began amortizing DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 55% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits up to 20 years. VOBA totaled $30.4 million and $31.1 million at September 30, 2009, and December 31, 2008, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$67.4	26.8%	$79.9	32.1%
VOBA	7.7	25.3	7.7	24.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA, for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $0.2 million and increased $0.2 million for the third quarters of 2009 and 2008, respectively, and decreased $0.8 million and $0.6 million for the first nine months of 2009 and 2008, respectively. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 8.9 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $53.7 million and $54.2 million at September 30, 2009, and December 31, 2008, respectively.

The following table sets forth activity for DAC, VOBA and other intangible assets for the nine months ended September 30, 2009 and the year ended December 31, 2008:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
	(In millions)
Carrying value at beginning of period:
DAC	$249.2	$202.3
VOBA	31.1	34.4
Other intangible assets	54.2	52.1

Total balance at beginning of period	334.5	288.8

Deferred or acquired:
DAC	71.9	115.3
Other intangible assets	3.0	7.2

Total deferred or acquired	74.9	122.5

Amortized during period:
DAC	(69.8)	(68.4)
VOBA	(0.7)	(3.3)
Other intangible assets	(3.5)	(5.1)

Total amortized during period	(74.0)	(76.8)

Carrying value at end of period, net:
DAC	251.3	249.2
VOBA	30.4	31.1
Other intangible assets	53.7	54.2

Total carrying value at end of period	$335.4	$334.5

The estimated net amortization of VOBA and other intangible assets, excluding DAC, for the remainder of 2009 and each of the next five years is as follows:

Amount
(In millions)
2009	$1.3
2010	8.0
2011	8.2
2012	8.1
2013	8.5
2014	8.4

10.	GOODWILL

Goodwill is primarily related to the Asset Management segment and totaled $36.0 million at both September 30, 2009 and December 31, 2008. Goodwill is not amortized and is tested at least annually for impairment. As of September 30, 2009, we evaluated whether indicators of impairment existed as of the end of the current period. Based on our review of financial and other results, we do not believe any indicators of impairment exist and as a result have not updated our annual test in the current period.

11.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at September 30, 2009. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2009, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

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

In August 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value. This update provides guidance for measuring liabilities within the scope of FASB ASC 820 despite the limitation that liabilities are rarely transferred in the marketplace due to contractual restrictions that are often in place to prevent their transfer. The update provides several approaches with the understanding that the appropriate approach is the one that maximizes the use of relevant observable inputs while minimizing the use of unobservable inputs. This update will be effective for the Company beginning in the fourth quarter of 2009. The Company has not yet determined the impact of adopting this update and is currently evaluating the effects of implementation on the financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. Upon adoption of the codification by the FASB, this FSP was codified within FASB ASC 715, Compensation – Retirement Benefits, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or postretirement plan. The objectives of the disclosures about plan assets are to provide users of financial statements with an understanding of:

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

The disclosures about plan assets required by FASB ASC 715 shall be provided for fiscal years ending after December 15, 2009. Upon initial adoption, the provisions of FASB ASC 715 are not required for earlier periods that are presented for comparative purposes. Earlier adoption of FASB ASC 715 is permitted. The Company is assessing the impact of FASB ASC 715 and will adopt in the fourth quarter of 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. (“FIN”) 46(R). SFAS No. 167 was issued to improve financial reporting for enterprises with variable interest entities and to address the following:

•

The effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.

•

Constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FASB Interpretation No. 46 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

SFAS No. 167 will be effective for the Company beginning in the first quarter of 2010. Earlier adoption of SFAS No. 167 is prohibited. This standard is expected to be added to the FASB codification by its effective date. The Company is currently evaluating the effect the adoption of SFAS No. 167 will have on its consolidated financial statements.

On January 8, 2009, the SEC issued Rule 33-8996, Indexed Annuities and Certain Other Insurance Contracts, to more clearly define the terms “annuity contract” and “optional annuity contract” under the Securities Act of 1933. The rule is intended to clarify the status of indexed annuities under the federal securities laws. Following the effective date of this rule, if the amounts payable under an annuity are more likely than not to be greater than the amount guaranteed under the contract, then the annuity is regulated as a security instead of an insurance product. The rule only applies to annuity contracts issued on or after the effective date of the ruling, or January 12, 2011. The Company’s S&P 500 indexed annuities contain features that subject them to the new rule, as they have amounts payable by the Company, which are calculated by reference to the performance of a security, or group or index of securities (S&P 500 index), which are more likely than not to exceed the amounts guaranteed under the contract. On July 21, 2009, a panel at the U.S. Court of Appeals for the D.C. Circuit ruled on a lawsuit seeking to overturn Rule 33-8996. The ruling required the SEC to reconsider Rule 33-8996 on procedural grounds. The panel noted that the SEC had failed to consider the effect of the rule upon efficiency, competition and capital formation. The SEC will continue to consider the procedural issues identified in the court opinion, and ultimate resolution is currently pending. If the rule is not amended, the Company would be required to file an S-1 registration form for issuances of its indexed-annuity product after January 12, 2011.

13.	SEVERANCE, LEASE TERMINATIONS, RELOCATION AND RESTRUCTURING

One-time costs include severance costs included as part of a one-time benefit arrangement, lease terminations, relocations and other restructuring costs. Liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred. During 2008, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to implement some of these strategies resulting in one-time costs of $3.2 million and $17.6 million for the third quarter and the first nine months of 2009, respectively. Specifically, we began the process of closing 12 offices with the intention of centralizing these offices to identified locations. These one-time costs were included as operating expenses for the first nine months of 2009. These costs were included in the Other category as discussed in “Note 4—Segments.” One-time costs are excluded from the earnings metrics reviewed by the chief operating decision maker for purposes of managing the Insurance Services and Asset Management segments and are not related to the regular operations of the Insurance Services and Asset Management segments. The Company plans to complete these projects by the fourth quarter of 2009. Presently, all of the costs described are expected to result in cash expenditures, and the Company currently expects the approximate total cost of the restructuring plan in 2009 to be up to $20.0 million. These costs have been and will be associated with initiatives designed to enhance our operating efficiencies and reduce our annualized operating expense run rate by approximately $25 million per year.

The following table sets forth, by major category, one-time costs incurred for the third quarter and the first nine months of 2009 and the amount of one-time costs expected to be incurred in connection with each category:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Total Costs Expected to be Incurred
	(In millions)
One-time costs:
Severance	$1.0	$7.9	$8.0 – 9.0
Lease terminations	—	5.0	5.0
Relocation	0.3	0.5	1.1
Other restructuring costs	1.9	4.2	4.0 – 4.9

Total one-time costs	$3.2	$17.6	$18.1 – 20.0

The following table sets forth one-time costs incurred for the third quarter of 2009 by major category:

	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Ending Accrued Liability
	(In millions)
Three months ended September 30, 2009:
Severance	$3.9	$1.0	$3.4	$1.5
Lease terminations	5.0	—	1.5	3.5
Relocation	—	0.3	0.3	—
Other restructuring costs	—	1.9	1.9	—

	$8.9	$3.2	$7.1	$5.0

The following table sets forth one-time costs incurred for the first nine months of 2009 by major category:

	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Ending Accrued Liability
	(In millions)
Nine months ended September 30, 2009:
Severance	$—	$7.9	$6.4	$1.5
Lease terminations	—	5.0	1.5	3.5
Relocation	—	0.5	0.5	—
Other restructuring costs	—	4.2	4.2	—

	$—	$17.6	$12.6	$5.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires. The following analysis of the consolidated financial condition and results of operations of StanCorp should be read in conjunction with the unaudited consolidated financial statements and related condensed notes thereto. See Item 1, “Financial Statements.”

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

Executive Summary

Financial Results Overview

Net income per diluted share was $1.21 for the third quarter of 2009, compared to $0.82 for the third quarter of 2008. Net income for these same periods was $59.9 million and $40.2 million, respectively. Results for the third quarter of 2009 reflected net capital gains of $3.4 million, compared to net capital losses of $48.8 million for the third quarter of 2008. The losses in the third quarter of 2008 were primarily related to other-than-temporary impairment of fixed maturity security holdings of certain financial institutions and the sales of holdings in a few regional banks. The increase in net income due to capital gains was partially offset by comparatively less favorable claims experience and lower premiums for the group insurance business. In addition, the Company recorded one-time costs in operating expenses of $3.2 million for the third quarter of 2009, primarily for severance costs and other expenses associated with operating efficiency initiatives.

Net income per diluted share was $3.03 for the first nine months of 2009, compared to $2.81 for the first nine months of 2008. Net income for these same periods was $148.9 million and $138.9 million, respectively. Results for the first nine months of 2009 reflected net capital losses of $27.8 million, compared to net capital losses of $74.8 million for the first nine months of 2008. The comparative reduction of net capital losses was partially offset by comparatively less favorable claims experience and lower premiums for the group insurance business and comparatively lower administrative fee revenue from the Asset Management segment resulting from the impact of lower equity values on asset-based fees. During 2008, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to implement some of these strategies resulting in one-time costs in operating expenses of $17.6 million for the first nine months of 2009. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 13—Severance, Lease Terminations, Relocation and Restructuring.”

Outlook

Economic conditions have improved, reflecting a partial recovery in equity markets, but there remains continued turbulence in the credit markets. While we are not immune to the current economic pressures, we will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service. For 2009, our intent is to preserve the value of our business by continuing to provide excellent value to our customers, to preserve and enhance our financial strength by remaining disciplined in our approach and to continue to build value for our shareholders despite a troubled economy. Through the implementation of our current operating efficiency initiatives, we are positioning ourselves for growth as economic conditions improve.

During the first nine months of 2009, we experienced a decline in our premiums due to a group insurance market that continued to reflect a price-competitive sales environment and declines in wage growth and employment levels as our customers navigated a challenging economy. In addition, we experienced a decline in revenues in our retirement plans business due to depressed equity markets and their impact on assets under administration. During the third quarter of 2009, the equity markets continued to recover, resulting in an increase in our retirement plan assets under administration. Retirement plan assets under administration grew 9.0% from June 30, 2009 to September 30, 2009; however, overall retirement plan assets under administration as of September 30, 2009 were 2.7% lower compared to the September 30, 2008 balances. The lower assets under administration in 2009 were primarily due to lower equity values. Equity markets were lower in the first nine months of 2009 compared to the first nine months of 2008 as evidenced by a 32.0% decrease in the weighted-average Standard & Poor’s (“S&P”) 500 index for the same periods. Despite these challenges, we have experienced positive cash flows from net deposits in our retirement plans business year to date, and expect retention in our group insurance business to remain consistent with our retention rates of the last several years.

We experienced some realized losses on a year-to-date basis in our fixed maturity securities investment portfolio as a result of selective disposals of certain issuers that appeared to experience a shift in liquidity or risk profile. We closely monitor this portfolio and our exposure to certain sectors or issuers and may sell certain holdings in order to avoid significant fluctuations due to changes in an issuers’ financial health. Over the past year, we have witnessed a significant widening of credit spreads followed by an equally significant tightening of those credit spreads, which we are experiencing today. Economists remain highly divergent in their expectations of future interest rate trends. As we go forward, we intend to maintain our process of careful asset – liability management, with our discount rates used to establish reserves on new claims reflecting actual new money rates on assets supporting those reserves less an appropriate margin. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates.

Over the past twelve months, delinquency rates in our commercial mortgage loan portfolio have risen and we have experienced a corresponding increase in foreclosure activity. While such an increase in delinquencies is expected given current economic challenges, we have not experienced the high delinquency rates or foreclosures experienced by other financial institutions, including those that participate in the commercial mortgage-backed securities market. We believe our experience and our attention to disciplined underwriting will continue to serve us well in the current economic environment, and our track record of superior performance in this asset class during previous recessions points to the likelihood of our future success.

Despite the economic headwinds, the Company continues to focus on optimizing shareholder value through investment in new product and service capabilities, which are valued in the group insurance marketplace, and the execution of strategies to reduce costs by centralizing key functions, streamlining processes and capturing efficiencies. We believe these actions position us well for growth as the economy recovers.

For 2009, the Company established the following expectations, which are expected to affect our annual financial results:

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

•

We will diligently manage operating expenses in response to changing market conditions. We expect one-time costs of up to $20 million in 2009. These costs have been and will be associated with initiatives designed to enhance our operating efficiencies and reduce our annualized operating expense run rate by approximately $25 million per year.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Total consolidated revenues increased 8.5% to $701.6 million for the third quarter of 2009 compared to the third quarter of 2008, and increased 2.6% to $2.08 billion for the first nine months of 2009 compared to the first nine months of 2008. Historically, premiums from our Insurance Services segment and administrative fees from our Asset Management segment have been the primary drivers of consolidated revenue growth. However, for the third quarter and the first nine months of 2009, the primary drivers of revenue growth were investment related, reflecting a decrease in capital losses from investments and an increase in net investment income. These increases in revenues were partially offset by declines in premiums from our Insurance Services segment and administrative fees from our Asset Management segment.

The following table sets forth percentages of premium, administrative fee and net investment income growth by segment compared to the same period in the prior year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Premium growth:
Insurance Services	(3.9)%	0.3%	(1.8)%	4.4%
Asset Management	178.8	312.5	37.6	142.2
Consolidated premium growth fee growth	(1.6)	1.2	(1.3)	5.2

Administrative fee growth:
Insurance Services	(4.5)%	(4.3)%	(11.6)%	11.3%
Asset Management	(5.8)	(0.3)	(9.0)	4.1
Consolidated administrative fee growth	(7.0)	(1.3)	(10.8)	4.1

Net investment income growth:
Insurance Services	0.6%	2.4%	(0.1)%	3.7%
Asset Management	30.6	9.5	28.9	5.6
Consolidated net investment income growth	9.8	4.2	9.2	4.4

Revenue growth:
Insurance Services	(3.3)%	0.6%	(1.6)%	4.3%
Asset Management	28.9	11.9	15.7	10.5
Consolidated revenue growth	8.5	(5.4)	2.6	1.2

For the third quarter and the first nine months of 2009, the increases in revenues from the Asset Management segment were partially offset by declines in revenues from the Insurance Services segment. Net capital gains, which are reported in the Other category, were $3.4 million for the third quarter of 2009, compared to net capital losses of $48.8 million for the third quarter of 2008. Net capital losses for the first nine months of 2009 were $27.8 million, compared to net capital losses of $74.8 million for the first nine months of 2008.

Premiums

Premiums decreased in our Insurance Services segment and increased in our Asset Management segment for the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008. The three primary factors that influence changes in premium levels for our Insurance Services segment are sales, customer retention, and organic changes derived from changes in wage and employment levels. The declines in Insurance Services premiums for the third quarter of 2009 compared to the third quarter of 2008 and for the first nine months of 2009 compared to the first nine months of 2008 were primarily due to our group insurance business, which was affected by declines in wage growth and employment levels as our customers continued to navigate a challenging economy, as well as slightly lower group insurance sales year to date. Premiums for the Insurance Services segment decreased 3.9% to $501.9 million for the third quarter of 2009 compared to the third quarter of 2008, and decreased 1.8% to $1.56 billion for the first nine months of 2009 compared to the first nine months of 2008. See “Business Segments—Insurance Services Segment.”

Premiums for our Asset Management segment are primarily generated from life-contingent annuities, which are a single-premium product. Due to the nature of single-premium products, premiums in the Asset Management segment can fluctuate widely from quarter to quarter. Premiums for the Asset Management segment increased 178.8% to $18.4 million for the third quarter of 2009 compared to the third quarter of 2008, and increased 37.6% to $30.0 million for the first nine months of 2009 compared to the first nine months of 2008. See “Business Segments—Asset Management Segment.”

Administrative Fees

The primary driver for administrative fee revenues is the level of average assets under administration in our Asset Management segment, which is primarily driven by equity market performance. Administrative fees for our Asset Management segment decreased 5.8% to $29.1 million for the third quarter of 2009 compared to the third quarter of 2008, and decreased 9.0% to $83.2 million for the first nine months of 2009 compared to the first nine months of 2008. The comparative decreases in administrative fee revenues in our Asset Management segment were due to lower levels of assets managed or administered for retirement accounts, which was the result of depressed equity markets. Equity markets were lower for the first nine months of 2009 compared to the first nine months of 2008 as evidenced by a 32.0% decrease in the weighted-average S&P 500 index for the same periods. This was partially offset by positive net customer deposits in retirement plans for the first nine months of 2009. See “Business Segments—Asset Management Segment.”

Administrative fee revenues from our Insurance Services segment are primarily from insurance products for which we provide only administrative services. Administrative fee revenues from our Insurance Services segment were $2.1 million for the third quarter of 2009 compared to $2.2 million for the third quarter of 2008, and were $6.1 million for the first nine months of 2009, compared to $6.9 million for the first nine months of 2008.

Net Investment Income

Net investment income increased 9.8% to $150.2 million for the third quarter of 2009 compared to the third quarter of 2008, and increased 9.2% to $439.1 million for the first nine months of 2009 compared to the first nine months of 2008. Net investment income is affected primarily by changes in levels of invested assets, interest rates, the change in fair value of derivative assets and commercial mortgage loan prepayment fees.

The increase in net investment income for the third quarter of 2009 compared to the third quarter of 2008 was primarily due to an increase of 10.4% to $10.28 billion in average invested assets, primarily resulting from additional individual annuity assets under administration. Average invested assets do not include cash and cash equivalents. Also contributing to the increase were higher average yields in our commercial mortgage loan portfolios. The portfolio yield for our commercial mortgage loan portfolio increased to 6.44% at September 30, 2009, compared to 6.38% at September 30, 2008 while the portfolio yield for the fixed maturity securities portfolio decreased slightly to 5.52% at September 30, 2009, compared to 5.55% at September 30, 2008. The increase in net investment income was supplemented by an increase in the fair value of derivative assets. The fair value adjustment to derivative assets resulted in increases of $3.3 million and $3.4 million to net investment income for the third quarter and the first nine months of 2009, respectively, compared to decreases of $1.7 million and $8.7 million for the third quarter and the first nine months of 2008, respectively.

Over the past year, we witnessed a significant widening of credit spreads followed by an equally significant tightening of credit spreads, which we are currently experiencing. Given the uncertainty surrounding credit spreads and the direction of interest rates, we may experience lower new money rates in the future if credit spreads remain tight and interest rates remain low, or higher new money rates if credit spreads widen or overall interest rates increase. New money rates are also affected by the volume and mix of commercial mortgage loan originations and purchases of fixed maturity securities.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and primarily result from sales of the Company’s assets for more or less than amortized cost, from other-than-temporary impairments (“OTTI”) and from changes to the commercial loan loss reserve, none of which are expected to happen in a regular pattern. Net capital gains were $3.4 million for the third quarter of 2009, compared to net capital losses of $48.8 million for the third quarter of 2008. Net capital gains for the third quarter of 2009 were due to $7.1 million in net capital gains related to fixed maturity securities, partially offset by a $3.9 million additional provision to our commercial mortgage loan loss reserve in the quarter.

Net capital losses were $27.8 million for the first nine months of 2009, compared to net capital losses of $74.8 million for the first nine months of 2008. Net capital losses for the first nine months of 2009 were primarily due to a $14.3 million additional provision to our commercial mortgage loan loss reserve, $8.6 million from the sale of bonds that included losses on holdings in financial institutions, including holdings of certain insurance companies that were downgraded by rating agencies during the current year and $5.7 million in other-than-temporary bond impairments.

The net capital losses for the first nine months of 2008 primarily resulted from OTTI of fixed maturity security holdings of certain financial institutions. Net capital losses also resulted from the sales of holdings in several regional banks in the third quarter of 2008 and the OTTI of debt security holdings of certain bond insurers in the second quarter of 2008.

Benefits and Expenses

Benefits to Policyholders

Consolidated benefits to policyholders are primarily driven by the Insurance Services segment, which made up 94.7% and 97.8% of the total for the third quarters of 2009 and 2008, respectively. Benefits to policyholders are affected by four primary factors: reserves that are established in part based on premium levels, claims experience, assumptions used to establish related reserves and current estimates for future benefits on life-contingent annuities. The predominant factors affecting claims experience are incidence, measured by the number of claims, and severity, measured by the magnitude of the claim and the length of time a disability claim is paid. The assumptions used to establish the related reserves reflect expected incidence and severity, as well as new investment interest rates and overall portfolio yield, both of which affect the discount rate used to establish reserves. See “Critical Accounting Policies and Estimates—Reserves.”

Consolidated benefits to policyholders increased 4.2% to $395.7 million for the third quarter of 2009 compared to the third quarter of 2008. The increase in benefits to policyholders for the third quarter of 2009 was primarily due to comparatively less favorable claims experience in the group insurance business, which was affected by a decrease in the discount rate, and due to business growth in the Asset Management segment as evidenced by premium growth. Changes in the level of benefits to policyholders in the Asset Management segment will correlate to changes in premium levels because these annuities are primarily single-premium life-contingent annuity products with a significant portion of all premium payments established as reserves. Consolidated benefits to policyholders decreased 0.6% to $1.19 billion for the first nine months of 2009 compared to the first nine months of 2008. The slight decrease in benefits to policyholders for the first nine months of 2009 was primarily due to comparatively lower premiums in our group insurance business and favorable claims experience in our individual disability insurance business. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders” and “Business Segments—Asset Management Segment—Benefits and Expenses—Benefits to Policyholders.”

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits in the Asset Management segment and interest paid on life insurance proceeds on deposit in the Insurance Services segment. The primary factors that affect interest credited are growth in general account assets under administration, growth in individual fixed-rate annuity liabilities, changes in new investment interest rates and overall portfolio yield (which influences our interest crediting rate for our customers), and changes in customer retention. In addition, the change in the fair value of the embedded derivative associated with our indexed annuity product that is reported as interest credited may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility.

Consolidated interest credited increased 40.1% to $40.5 million for the third quarter of 2009 compared to the third quarter of 2008, and increased 41.7% to $110.4 million for the first nine months of 2009 compared to the first nine months of 2008. The increase in consolidated interest credited was primarily due to the growth in average individual annuity assets under administration from strong individual annuity sales during 2008. Average individual annuity assets under administration increased 37.0% to $2.28 billion for the third quarter of 2009 compared to the third quarter of 2008, and increased 46.6% to $2.19 billion for the first nine months of 2009 compared to the first nine months of 2008.

Operating Expenses

Operating expenses decreased 4.9% to $110.2 million for the third quarter of 2009 compared to the third quarter of 2008, and increased 2.9% to $358.8 million for the first nine months of 2009 compared to the first nine months of 2008. The decrease in operating expenses for the third quarter of 2009 compared to the third quarter of 2008 was primarily due to a decrease in compensation expense from a 4.9% decline in employee headcount from 3,368 at June 30, 2009 to 3,202 at September 30, 2009. The decline in employee headcount was a result of the Company’s cost reduction initiatives. The increase in operating expense for the first nine months of 2009 compared to the first nine months of 2008 was primarily due to one-time costs of $17.6 million for the first nine months of 2009, primarily related to severance costs and lease terminations, partially offset by a decrease in compensation expense due to a reduction in employee headcount related to cost reduction initiatives. In 2009, the Company expects to incur total one-time costs of up to $20 million associated with initiatives that will enhance the Company’s operating efficiencies and reduce its annualized operating expenses by approximately $25 million. The benefits from these enhanced efficiencies began in the third quarter of 2009. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 13—Severance, Lease Terminations, Relocation and Restructuring” and “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and factors such as customer retention, sales, growth in assets under administration and profitability of the businesses in each of our segments. Commissions and bonuses decreased 1.0% to $50.5 million for the third quarter of 2009 compared to the third quarter of 2008. Commissions and bonuses decreased 5.6% to $153.9 million for the first nine months of 2009 compared to the first nine months of 2008. The decrease was primarily due to lower assets under administration in our retirement plans business and its impact on maintenance commissions, lower sales in our individual annuity business and a reduction of sales in our group insurance businesses. See “Business Segments.”

Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period, which averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. The Company’s intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions and are amortized over 10 years. The amortization for the marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. See “Critical Accounting Policies and Estimates—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets.” The net deferral for DAC, VOBA and intangibles decreased $3.0 million for the third quarter of 2009 compared to the third quarter of 2008, and decreased $9.8 million for the first nine months of 2009 compared to the first nine months of 2008. Net deferrals decreased $6.1 million in the individual annuity business for the first nine months of 2009 compared to the first nine months of 2008, primarily due to lower annuity sales. In addition, net deferrals in the Insurance Services segment decreased $2.1 million and $2.7 million for the third quarter and the first nine months of 2009, respectively, primarily due to the termination of a small block of individual disability contracts.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state effective income tax rates were 33.6% and 31.0% for the third quarters of 2009 and 2008, respectively, and 33.6% and 32.2% for the first nine months of 2009 and 2008, respectively. The higher effective income tax rates for 2009 compared to 2008 were primarily the result of the favorable resolution of prior year tax matters during 2008. At September 30, 2009, the years open for audit by the Internal Revenue Service (“IRS”) were 2005 through 2008.

Business Segments

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, and group dental insurance. The Asset Management segment offers full-service 401(k) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans, 403(b) plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment offers a full range of individual fixed annuity products, investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, group annuity contracts and retirement plan trust products. The Other category includes net capital gains and losses, return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including one-time costs and adjustments made in consolidation.

The following table sets forth operating segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Insurance Services	84.3%	87.8%	86.3%	88.2%
Asset Management	15.7	12.2	13.7	11.8

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $84.3 million for the third quarter of 2009, compared to $103.4 million for the third quarter of 2008. Income before income taxes for the Insurance Services segment was $271.2 million for the first nine months of 2009, compared to $271.6 million for the first nine months of 2008. Results for the comparative periods reflected lower premiums and comparatively less favorable claims experience for the group insurance businesses, partially offset by comparatively favorable claims experience in the individual disability insurance business.

The following table sets forth key indicators that management uses to manage and assess the performance of the Insurance Services segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Premiums:
Group life and AD&D	$202.3	$208.5	$620.5	$643.2
Group long term disability	203.0	213.0	621.7	650.0
Group short term disability	51.4	53.5	157.0	162.0
Group other	19.9	19.4	59.6	56.8
Experience rated refunds (“ERRs”)	(14.0)	(8.9)	(33.7)	(32.3)
Individual disability	39.3	36.6	135.9	110.7

Total premiums	$501.9	$522.1	$1,561.0	$1,590.4

Group insurance sales (annualized new premiums) reported at contract effective date	$59.7	$34.2	$194.8	$198.0
Individual disability sales (annualized new premiums)	6.0	6.9	17.4	18.7
Group insurance benefit ratio (% of premiums)	76.3%	71.1%	75.4%	74.1%
Individual disability benefit ratio (% of premiums)	58.3	78.1	61.8	77.3
Segment operating expense ratio (% of premiums)	16.0	16.1	15.9	15.9

Revenues

Revenues for the Insurance Services segment decreased 3.3% to $588.5 million for the third quarter of 2009 compared to the third quarter of 2008, and decreased 1.6% to $1.82 billion for the first nine months of 2009 compared to the first nine months of 2008. The decline in revenues for both comparative periods was primarily due to decreased premiums in our group insurance business.

Premiums

Premiums for the Insurance Services segment decreased 3.9% to $501.9 million for the third quarter of 2009 compared to the third quarter of 2008, and decreased 1.8% to $1.56 billion for the first nine months of 2009 compared to the first nine months of 2008. The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines.

Sales    Sales of our group insurance products reported as annualized new premiums were $59.7 million and $34.2 million for the third quarters of 2009 and 2008, respectively, and $194.8 million and $198.0 million for the first nine months of 2009 and 2008, respectively. Sales in the third quarter of 2009 increased due to increased proposal activity and new product and service enhancements. The group insurance market for the first nine months of 2009 continued to reflect a price-competitive sales environment resulting in lower sales volume.

Persistency    Annual persistency for our group insurance products has historically exceeded industry averages. We believe this demonstrates our commitment to customer service and pricing discipline for new sales. Persistency is reported annually. However, we continue to experience high persistency overall, with our best persistency in the stronger segments of the economy.

Organic Growth    A portion of our premium growth in our group insurance in force business is affected by employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees. Unfavorable economic conditions have resulted in rapidly rising unemployment and have negatively affected both wage and job growth since the second half of 2008, adversely affecting the organic growth in our group insurance business. The decline in premiums in our group insurance business was mitigated by the concentration of our group insurance business in sectors that stay relatively stable during various economic cycles. While U.S. employment levels decreased more than 4% in the third quarter compared to the same quarter a year ago, our customers’ employment levels decreased approximately 2%. This compares to prior years when employment growth increased by an average of 1.5%.

In addition, premiums were offset by experience rated refunds (“ERRs”) of $14.0 million for the third quarter of 2009, compared to $8.9 million for the third quarter of 2008. ERRs were $33.7 million for the first nine months of 2009, compared to $32.3 million for the first nine months of 2008. ERRs, which are refunds to certain group contract holders based on favorable claims experience, can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

In addition to the factors listed above, premiums for the first quarter of 2009 included approximately $18 million received related to the termination of reinsurance on a small block of individual disability reinsured policies and claims, compared to $3.7 million received for an individual disability reinsurance termination in the first quarter of 2008. Offsetting the premiums received in these terminations of reinsurance were approximately $18 million and $3.9 million in additional reserves assumed for the first quarters of 2009 and 2008, respectively. The termination of these agreements was made primarily for the purpose of gaining administrative efficiencies.

Net Investment Income

Net investment income for the Insurance Services segment remained relatively flat with an increase of 0.6% to $84.5 million for the third quarter of 2009 compared to the third quarter of 2008. Net investment income also remained relatively flat with a decrease of 0.1% to $252.0 million for the first nine months of 2009 compared to the first nine months of 2008. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors that affect benefits to policyholders are: reserves that are established in part based on premium level, claims experience and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid. The assumptions used to establish the related reserves reflect claims incidence and claims severity, in addition to new-money investment interest rates and overall portfolio yield, as both affect the discount rate used to establish reserves.

Benefits to policyholders, including interest credited, for the Insurance Services segment remained relatively flat with an increase of 0.5% to $375.8 million for the third quarter of 2009 compared to the third quarter of 2008, and decreased 1.9% to $1.16 billion for the first nine months of 2009 compared to the first nine months of 2008. The decrease for the first nine months of 2009 compared to the first nine months of 2008 was primarily due to comparatively lower premiums in our group insurance business and favorable claims experience in our individual disability insurance business, offset by an increase in reserves of approximately $18 million in the first quarter of 2009 related to the termination of reinsurance on a small block of reinsured policies and claims. There was also a termination of reinsurance in the first quarter of 2008 that resulted in $3.9 million in additional benefits to policyholders.

Because premium growth is one of the primary factors that affect benefits to policyholders, the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for the third quarter of 2009 was 76.3%, compared to 71.1% for the third quarter of 2008, and 75.4% for the first nine months of 2009, compared to 74.1% for the first nine months of 2008. The benefit ratios for the third quarter and the first nine months of 2009 were in line with the Company’s estimated annual range, which is consistent with the experience of the previous five years, during which the annual benefit ratio ranged from 73.6% to 78.3%. The benefit ratio for the third quarter of 2008 was the lowest benefit ratio since the Company’s initial public offering in 1999. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

The benefit ratio for our individual disability business was 58.3% for the third quarter of 2009, compared to 78.1% for the third quarter of 2008, and was 61.8% for the first nine months of 2009, compared to 77.3% for the first nine months of 2008, primarily reflecting comparatively favorable claims experience. The decreases in the benefit ratios for the third quarter and first nine months of 2009 were primarily due to a decline in the severity of new claims and favorable termination experience during the third quarter of 2009. The benefit ratios for the first quarters of 2009 and 2008 for individual disability insurance included approximately $18 million and $3.7 million, respectively, of premiums and approximately $18 million and $3.9 million, respectively, of additional reserves related to the termination of reinsurance on certain reinsured policies and claims. Excluding the effects of this termination of reinsurance, the benefit ratio would have been 56.0% for the first nine months of 2009, compared to 76.4% for the first nine months of 2008. Due to the relatively small size of our individual disability business, claims experience and the corresponding benefit ratio tend to fluctuate widely from quarter to quarter.

We generally expect the individual disability benefit ratio to trend down over the long term to reflect growth in the business outside of the large block of disability business assumed in 2000 from Minnesota Life, and we expect there to be a corresponding shift in revenues from net investment income to premiums. The anticipated general decrease in the expected individual disability benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business.

The discount rate used for the third quarter of 2009 for newly established long term disability claim reserves and life waiver reserves decreased to 4.75% from the second quarter of 2009 discount rate of 5.25%. The discount rate used for the third quarter of 2008 was 5.25%. The discount rate is based on the rate we received on newly invested assets during the previous 12 months, less a margin. We also consider expected investment yields and our overall average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. Based on our current size, a 50 basis point decrease in the discount rate corresponds to an approximately $4 million increase to benefits to policyholders.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at September 30, 2009 was 42 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses for the Insurance Services segment decreased 4.5% to $80.2 million for the third quarter of 2009 compared to the third quarter of 2008, and decreased 1.9% to $247.7 million for the first nine months of 2009 compared to the first nine months of 2008. The decreases were primarily due to declines in compensation expenses as a result of cost reduction initiatives implemented in 2009. One-time costs are included in the Other category. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 13—Severance, Lease Terminations, Relocation and Restructuring” and “Other.”

Asset Management Segment

Income before income taxes for the Asset Management segment was $11.0 million for the third quarter of 2009, compared to $10.8 million for the third quarter of 2008. The increase primarily reflected lower operating expenses resulting from expense reduction efforts, partially offset by a reduction in administrative fee revenues.

Income before income taxes was $23.2 million for the first nine months of 2009, compared to $31.7 million for the first nine months of 2008. The decrease was primarily due to the effect of lower equity values on administrative fee revenues for the retirement plans business. Equity markets were lower for the first nine months of 2009 compared to the first nine months of 2008 as evidenced by a 32.0% decrease in the weighted-average S&P 500 index for the same periods.

The following table sets forth key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Premiums:
Retirement plans	$0.2	$0.6	$0.5	$1.2
Individual annuities	18.2	6.0	29.5	20.6

Total premiums	$18.4	$6.6	$30.0	$21.8

Administrative fees:
Retirement plans	$22.7	$24.5	$64.3	$74.3
Other financial services business	6.4	6.4	18.9	17.1

Total administrative fees	$29.1	$30.9	$83.2	$91.4

Net investment income:
Retirement plans	$21.8	$21.1	$64.1	$63.8
Individual annuities	36.8	21.5	99.0	56.6
Other financial services business	3.3	4.8	11.4	15.0

Total net investment income	$61.9	$47.4	$174.5	$135.4

Sales (individual annuity deposits)	$93.2	$89.4	$317.9	$497.2
Interest credited (% of net investment income):
Retirement plans	56.9%	58.3%	57.4%	57.1%
Individual annuities	73.4	65.1	70.4	57.4
Retirement plans:
Annualized operating expenses (% of average assets under administration)	0.61%	0.58%	0.64%	0.57%

	At September 30,
	2009	2008
	(In millions)

Assets under administration:
Retirement plans general account	$1,520.3	$1,537.0
Retirement plans separate account	3,990.6	3,713.5

Total retirement plans insurance products	5,510.9	5,250.5
Retirement plans trust products	10,871.4	11,579.3
Individual annuities	2,324.3	1,693.1
Commercial mortgage loans under administration for other investors	2,538.3	2,430.3
Other	691.7	747.4

Total assets under administration	$21,936.6	$21,700.6

Revenues

Revenues for the Asset Management segment increased 28.9% to $109.4 million for the third quarter of 2009 compared to the third quarter of 2008, and 15.7% to $287.7 million for the first nine months of 2009 compared to the first nine months of 2008. The comparative increases in revenues were primarily due to the increase in net investment income from the individual fixed annuity business, partially offset by a decrease in administrative fees from the retirement plans business. The increase in net investment income from the individual fixed annuity business was due to an increase in individual fixed annuity average assets under administration resulting from historically high individual annuity sales in 2008, particularly in the fourth quarter. A portion of the individual fixed annuity investment income is credited to policyholders. Revenues from the retirement plans business include premiums on life contingent annuities, plan and trust administration fees, fees on equity investments held in separate account assets and other assets under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets and individual deferred annuities into life-contingent annuities and new life contingent immediate annuities sales. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums.

Premiums

Premiums for the Asset Management segment are generated from life-contingent annuities, which are primarily a single-premium product. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Increases or decreases in premiums for life-contingent annuities correlate with corresponding increases or decreases to benefits to policyholders. Premiums for the Asset Management segment were $18.4 million for the third quarter of 2009, compared to $6.6 million for the third quarter of 2008, and $30.0 million for the first nine months of 2009, compared to $21.8 million for the first nine months of 2008.

Administrative Fees

Administrative fees for the Asset Management segment include both asset-based and plan-based fees related to our retirement plans and investment advisory businesses and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fee revenue is the level of average assets under administration for retirement plans, which is primarily driven by equity market performance. Administrative fees for the Asset Management segment were $29.1 million for the third quarter of 2009, compared to $30.9 million for the third quarter of 2008, and $83.2 million for the first nine months of 2009, compared to $91.4 million for the first nine months of 2008. The comparative declines in administrative fees for the third quarter and the first nine months of 2009 were due to lower average values of assets managed for retirement accounts, which was a result of lower average equity market values.

Average assets under administration for this segment, including retirement plans, individual fixed annuities and commercial mortgage loans managed for third party investors, were $21.19 billion and $21.95 billion at September 30, 2009 and 2008, respectively. The decrease was primarily due to decreased assets under administration in our retirement plans business in conjunction with the declines in equity markets, partially offset by positive net customer deposits in our retirement plans business, new sales of individual annuities and commercial mortgage loans originated for third parties. However, assets under administration for the segment increased $1.50 billion during the third quarter to $21.94 billion at September 30, 2009, primarily reflecting increased equity values in retirement plan assets under administration during the quarter.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originated $98.7 million and $346.7 million of commercial mortgage loans for the third quarters of 2009 and 2008, respectively, and $562.2 million and $1.13 billion for the first nine months of 2009 and 2008, respectively. The comparative decreases in originations were primarily due to a reduction in demand from quality borrowers in the current credit environment and lower purchase and sale activity in the commercial real estate market.

Net Investment Income

Net investment income for the Asset Management segment increased 30.6% to $61.9 million for the third quarter of 2009, compared to $47.4 million for the third quarter of 2008, and increased 28.9% to $174.5 million for the first nine months of 2009, compared to $135.4 million for the first nine months of 2008. The increases in net investment income were primarily reflective of increases in average individual annuity and retirement plan general account assets under administration. Average individual annuity assets under administration increased 37.0% to $2.28 billion for the third quarter of 2009 compared to the third quarter of 2008, and increased 46.6% to $2.19 billion for the first nine months of 2009 compared to the first nine months of 2008. The increases in average individual annuity assets under administration were due to strong individual annuity sales for the fourth quarter of 2008. Average retirement plan general account assets under administration increased 1.8% to $1.54 billion for the third quarter of 2009 compared to the third quarter of 2008, and were flat at $1.50 billion for the first nine months of 2009 compared to the first nine months of 2008. In addition, the fair value of derivative instruments increased $3.3 million and $3.4 million for the third quarter and the first nine months of 2009, respectively, compared to decreases in the fair value of derivative instruments of $1.7 million and $8.7 million for the third quarter and the first nine months of 2008, respectively. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments.” Excluding the effect of changes in the derivative instruments, net investment income increased 19.3% to $58.6 million for the third quarter of 2009 compared to the third quarter of 2008, and increased 18.7% to $171.1 million for the first nine months of 2009 compared to the first nine months of 2008.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life-contingent annuities, which vary significantly with life-contingent annuity sales. Benefits to policyholders for the Asset Management segment increased 153.0% to $21.0 million for the third quarter of 2009 compared to the third quarter of 2008, and increased 35.8% to $37.9 million for the first nine months of 2009 compared to the first nine months of 2008. Changes in the level of benefits to policyholders will correlate to changes in premium levels because these annuities are primarily single-premium life-contingent annuity products with a significant portion of all premium payments established as reserves. As evidence of this, Asset Management segment premiums increased 178.8% to $18.4 million for the third quarter of 2009 compared to the third quarter of 2008 and increased 37.6% to $30.0 million for the first nine months of 2009 compared to the first nine months of 2008.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed annuity deposits. Interest credited for the Asset Management segment increased 49.8% to $39.4 million for the third quarter of 2009 compared to the third quarter of 2008, and increased 54.6% to $106.5 million for the first nine months of 2009 compared to the first nine months of 2008. The increases in interest credited for the third quarter of 2009 and the first nine months of 2009 compared to the third quarter and the first nine months of 2008 were primarily a result of increased individual annuity assets under administration and changes in the fair value of the embedded derivative within our indexed annuities. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments.”

Operating Expenses

Operating expenses for the Asset Management segment decreased 4.6% to $30.9 million for the third quarter of 2009 compared to the third quarter of 2008, and decreased 0.9% to $95.9 million for the first nine months of 2009 compared to the first nine months of 2008. The decreases were primarily due to declines in compensation expenses as a result of cost reduction initiatives in 2009. One-time costs are included in the Other category. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 13—Severance, Lease Terminations, Relocation and Restructuring” and “Other.”

Other

In addition to our two segments, we report our holding company and other corporate activities in the Other category. This category includes the return on capital not allocated to the product segments, holding company expenses, interest on debt, other unallocated expenses including one-time costs, net capital gains and losses related to the impairment or the disposition of the Company’s invested assets and adjustments made in consolidation.

The Other category reported a loss before income taxes of $5.1 million for the third quarter of 2009, compared to a loss before income taxes of $55.9 million for the third quarter of 2008, and a loss before income taxes of $70.0 million for the first nine months of 2009, compared to a loss before income taxes of $98.4 million for the first nine months of 2008. The loss before income taxes included net capital gains of $3.4 million and net capital losses of $27.8 million for the third quarter and first nine months of 2009, respectively. Net capital gains for the third quarter of 2009 were primarily due to $7.1 million in net capital gains related to fixed maturity securities, partially offset by a $3.9 million additional provision to our commercial mortgage loan loss reserve in the quarter. Net capital losses for the first nine months of 2009 were primarily due to a $14.3 million additional provision to our commercial mortgage loan loss reserve, $8.6 million from the sale of bonds that were primarily holdings in financial institutions and holdings of certain insurance companies that were downgraded by rating agencies in 2009 and $5.7 million in other-than-temporary bond impairments. The loss before income taxes also included additional one-time costs of $3.2 million for the third quarter of 2009 and $17.6 million for the first nine months of 2009, primarily related to severance costs and lease terminations. In 2009, the Company expects to incur one-time costs totaling up to $20 million associated with initiatives that will enhance the Company’s operating efficiencies and reduce its annualized operating expenses by approximately $25 million, which began in the third quarter of 2009. See “Liquidity and Capital Resources—Financing Cash Flows,” and Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 13—Severance, Lease Terminations, Relocation and Restructuring.”

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

We manage interest rate risk, in part, through asset/liability analyses. In accordance with presently accepted actuarial standards, the Company has made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at September 30, 2009.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds as a percentage of our fixed maturity security investments were 3.02% at September 30, 2009. Since 2001, all commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 90% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals. Net cash provided by operating activities was $323.7 million for the first nine months of 2009, compared to $316.0 million for the first nine months of 2008.

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

Net cash used in investing activities was $720.2 million for the first nine months of 2009, compared to $910.2 million for the first nine months of 2008. The decrease in net cash used in investing activities was primarily due to lower commercial mortgage loan originations and lower individual annuity sales for the first nine months of 2009 compared to the first nine months of 2008.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At September 30, 2009, our portfolio consisted of 57.8% fixed maturity securities, 41.3% commercial mortgage loans and 0.9% real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $6.04 billion at September 30, 2009. We believe that we maintain prudent diversification across industries, issuers and maturities. We have avoided the types of structured products that do not meet an adequate level of transparency for good decision making. Our industry diversification targets for the corporate bonds in our portfolio are based on the Merrill Investment Grade Credit Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The weighted-average credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at September 30, 2009. The percentage of fixed maturity securities below investment-grade was 5.9% and 4.9%

at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, fixed maturity securities on our watch list totaled $88.1 million in fair value and $96.0 million in amortized cost after recording OTTI of $5.7 million for the first nine months of 2009. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at September 30, 2009.

At September 30, 2009, our fixed maturity securities portfolio had gross unrealized capital gains of $331.5 million and gross unrealized capital losses of $38.0 million. The unrealized capital losses included $3.6 million related to noncredit losses that were reclassified from retained earnings to accumulated other comprehensive income. Our fixed maturity securities portfolio generates unrealized gains or losses primarily resulting from available interest rates that are lower or higher relative to our holdings at the reporting date. In addition, changes in the spread between the risk-free rate and market rates for any given issuer can fluctuate based on the demand for the instrument, the near-term prospects of the issuer and the overall economic climate. During the second and third quarters of 2009, there was evidence that the interest rate spread for several sectors of the market tightened, which was a primary driver of the increase in net unrealized capital gains during the quarter.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

Commercial mortgage loan originations for our portfolio and external investors were $98.7 million for the third quarter of 2009, compared to $346.7 million for the third quarter of 2008, and $562.2 million for the first nine months of 2009, compared to $1.13 billion for the first nine months of 2008. The comparative decreases in originations were primarily due to a reduction in demand from quality borrowers in the current credit environment. The level of commercial mortgage loan originations in any period is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

At September 30, 2009, StanCorp Mortgage Investors serviced $4.31 billion in commercial mortgage loans for subsidiaries of StanCorp and $2.54 billion for other institutional investors, compared to $4.08 billion serviced for subsidiaries of StanCorp and $2.53 billion for other institutional investors at December 31, 2008.

The estimated average loan-to-value ratio for the loans in our portfolio was approximately 66% at September 30, 2009. The loan-to-value ratio is calculated with stabilized net operating income and market capitalization rates after a thorough annual analysis by our underwriting and servicing staff of current rent rolls and operating history for each of the loans in the portfolio. Stabilized net operating income represents a forecast of operating income for each property after adjusting for factors specific to the property and for external factors that could impact operating results for the property in the near term. These factors include the following:

•	Recognizing new and expiring leases.

•	Adjusting contract rents to market rents.

•	Application of market vacancy and credit loss factors.

•	Normalizing operating expenses.

The average loan balance retained by the Company in the portfolio was $0.8 million at September 30, 2009. We have the contractual ability to pursue personal recourse from guarantors on most of the loans. Average capitalization rates were 9.0% for the portfolio.

Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $7.5 million and $7.6 million at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, there were 23 commercial mortgage loans totaling $17.4 million in our portfolio that were more than sixty days delinquent, of which 10 commercial mortgage loans with a total balance of $9.0 million were in the process of foreclosure. We had a net balance of restructured loans of $28.9 million at September 30, 2009. Our commercial mortgage loan loss reserve increased $9.2 million to $16.0 million at September 30, 2009, compared to $6.8 million at December 31, 2008, to account for expected potential future losses based on conditions existing at September 30, 2009. Our commercial mortgage loan delinquency rate remained low as a percentage of our total portfolio at 0.40% and 0.19% at September 30, 2009 and December 31, 2008, respectively. For the first nine months of 2009, 15 commercial mortgage loans from 8 different states were foreclosed or acquired through deed in lieu in the amount of $14.0 million, which included $8.3 million for the third quarter of 2009. The foreclosure of these loans resulted in an overall loss of $4.7 million for the first nine months of 2009 with no individual state representing more than $1.0 million of the losses. For the first nine months of 2009, the value of real estate acquired as a result of this activity was $8.3 million. At September 30, 2009, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we underwrite, originate and service ourselves. Through servicing the loans ourselves, we are able to deal with delinquencies promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have an adverse effect on our business, financial position, results of operations or cash flows.

At September 30, 2009, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	47.9% retail properties.

•	18.8% industrial properties.

•	18.9% office properties.

•	4.1% commercial properties.

•	7.2% hotel/motel properties.

•	3.1% apartment and agricultural properties.

At September 30, 2009, our commercial mortgage loan portfolio was diversified regionally as follows:

•	46.5% Western region.

•	24.7% Central region.

•	28.8% Eastern region.

Commercial mortgage loans in California accounted for 27.4% of our commercial mortgage loan portfolio at September 30, 2009. Through this concentration, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect certain areas of the state. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. We diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, when we underwrite new loans, we do not require earthquake insurance for properties on which we make commercial mortgage loans. However, we do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in California to have a material adverse effect on our business, financial position, results of operations or cash flows. Currently, our California commercial mortgage loan exposure is primarily in Los

Angeles County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. If economic conditions in California continue to decline, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

Under the laws of certain states, environmental contamination of a property may result in a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure on real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we cannot provide assurance that material compliance costs will not be incurred by us.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2009, we had outstanding commitments to fund commercial mortgage loans totaling $60.2 million, with fixed interest rates ranging from 6.0% to 8.0%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $321.9 million and $488.0 million for the first nine months of 2009 and 2008, respectively. The decrease in funds provided by financing cash flows for the comparative periods was primarily due to a reduction in the level of new individual annuity deposits, resulting in a smaller increase of policyholder deposits net of withdrawals. The decrease in financing cash flows from the first nine months of 2008 was partially offset by a $24.3 million decrease in cash used to repurchase shares of common stock.

The Company maintains a $200 million senior unsecured revolving credit facility (“Facility”) which expires June 15, 2013. The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity. Borrowings under the Facility can be used to provide for working capital, for issuance of letters of credit and for general corporate purposes of the Company and its subsidiaries.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, the Company is required to maintain a debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At September 30, 2009, the Company had a debt to total capitalization ratio of 25.7% and consolidated net worth of $1.63 billion as defined by the financial covenants. The Company believes it will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2009, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

The Company has $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity, and interest is payable semi-annually in April and October.

The Company has $300 million of 6.90%, junior subordinated debt (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is non-callable for the first 10 years (prior to June 1, 2017) and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable after year 10 (on or after June 1, 2017) and only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to the three-month London Interbank Offered Rate plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp is currently not deferring interest on the Subordinated Debt.

On May 7, 2007, the board of directors authorized a repurchase program for up to 6.0 million shares of StanCorp common stock, which replaced the Company’s prior share repurchase program. We did not repurchase common stock in the first nine months of 2009. We repurchased 0.2 million shares of common stock at a total cost of $8.4 million for the third quarter of 2008, and 0.5 million shares of common stock at a total cost of $24.3 million for the first nine months of 2008. At September 30, 2009, there were 0.9 million shares remaining under the repurchase program.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our insurance subsidiaries’ target is generally to maintain capital at 300% of the company action level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the authorized control level RBC required by our states of domicile. The insurance subsidiaries held estimated capital at 345% of the company action level RBC at September 30, 2009. At September 30, 2009, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.29 billion.

The levels of capital in excess of targeted RBC we generate vary inversely in relation to our levels of premium growth. As premium growth increases, capital is utilized to fund additional reserve requirements, meet increased regulatory capital requirements based on premium, and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target levels. Higher levels of premium growth can result in increased utilization of capital beyond what is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital produced by the business exceeds the capital utilized to meet these requirements, which can result in additional capital above our targeted RBC level. At our expected growth rate, in 2009 we anticipate generating between $150 million and $200 million of capital in excess of our 300% RBC target. In addition to the capital carried on the insurance subsidiaries, our non-insurance subsidiaries also hold capital in excess of regulatory requirements.

During the third quarter of 2009, the Company’s available capital increased approximately $90 million to over $290 million at September 30, 2009. Approximately $40 million of the increase was related to an improvement in the Mortgage Experience Adjustment Factor in the RBC calculation. The Company does not anticipate a need to raise capital for non-strategic reasons in the foreseeable future.

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

Our ratio of earnings to fixed charges, including interest credited to policyholders, was 2.5x and 2.8x for the first nine months of 2009 and 2008, respectively. Our ratio of earnings to fixed charges, excluding interest credited to policyholders, was 7.4x and 6.8x for the first nine months of 2009 and 2008, respectively.

Dividends from Insurance Subsidiary

StanCorp’s ability to pay dividends to its shareholders, repurchase its shares and meet its obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors. One factor considered by the board is the ability to maintain adequate capital according to Oregon statute. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. If the proposed dividend exceeds certain statutory limitations, Standard must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to decline requests for dividends in excess of these limits.

Standard paid ordinary cash dividends of $115.0 million to StanCorp in the first nine months of 2009 and $10.0 million in the first nine months of 2008. The low amount of dividends in 2008 reflected a decision to maintain capital in Standard in excess of 300% company action level RBC. Prior to 2008, capital for Standard was maintained at a level in excess of 275% of the company action level RBC.

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

During the first nine months of 2009, we did not repurchase shares of common stock in the open market. At September 30, 2009, there were 0.9 million shares remaining under the share repurchase program. During the first nine months of 2009, we acquired 5,584 shares of common stock from executive officers and directors to cover tax liabilities of these officers and directors upon the release of performance-based and retention-based shares. The total cost of the acquired shares was $0.2 million for a weighted-average price of $31.34 per common share, which reflects the closing market price on the transaction dates. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” During the fourth quarter of 2009, the Company intends to resume its share repurchases on an opportunistic basis while maintaining an adequate capital position.

Financial Strength Ratings

Financial strength ratings, which gauge claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including ours. In addition, credit ratings on our Senior Notes and Subordinated Debt are tied to our financial strength ratings. A rating downgrade could increase surrender levels for our annuity products, could adversely affect our ability to market our products and could increase costs of future debt issuances. S&P, Moody’s and A.M. Best provide financial strength and credit ratings. We believe our well-managed underwriting and claims operations, our high-quality invested asset portfolios and our strong capital position will continue to support our ratings. See “Liquidity and Capital Resources—Asset/Liability Matching and Interest Rate Risk Management,” and “Capital Management.”

Standard’s financial strength ratings as of October 2009 were:

•	AA- (Very Strong) by S&P—4th of 20 ratings.

•	A1 (Good) by Moody’s—5th of 21 ratings.

•	A (Excellent) by A.M. Best—3rd of 13 ratings.

Credit Ratings

S&P, Moody’s and A.M. Best provide credit ratings on StanCorp’s Senior Notes. As of October 2009, ratings from these agencies were A-, Baa1 and bbb+, respectively. As of October 2009, the issuer credit ratings from S&P and A.M. Best were A- and a+ for Standard, respectively.

As of October 2009, the financial strength and credit ratings from S&P, Moody’s and A.M. Best had a stable outlook.

S&P, Moody’s and A.M. Best also provide credit ratings on StanCorp’s Subordinated Debt. As of October 2009, ratings from these agencies were BBB, Baa2 and bbb-, respectively.

We believe our well-managed underwriting and claims operations, our high-quality invested asset portfolios and our strong capital position will continue to support our ability to maintain a strong credit standing. See “Liquidity and Capital Resources—Asset/Liability Matching and Interest Rate Risk Management” and “Capital Management.” In addition, we remain well within our line of credit financial covenant restrictions. See “Liquidity and Capital Resources—Financing Cash Flows.”

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 11—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitment fees, “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2007, through September 30, 2009, aggregated $0.8 million. At September 30, 2009, we maintained a reserve of $0.7 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory net gains from insurance operations before federal income taxes and net capital gains and losses were $88.9 million for the third quarter of 2009, compared to $109.0 million for the third quarter of 2008, and $276.4 million for the first nine months of 2009, compared to $271.7 million for the first nine months of 2008. The decrease in statutory net gains from operations for the third quarter of 2009 compared to third quarter of 2008 was primarily due to a decline in group insurance premiums and an increase in annuity benefit payments. The increase in statutory net gains from operations for the first nine months of 2009 compared to the first nine months of 2008 was primarily due to an increase in net investment income as a result of high annuity deposit volume in 2008.

Statutory net gains from insurance operations before federal income taxes and net capital gains and losses were higher than GAAP results by $2.1 million and $1.9 million for the third quarters of 2009 and 2008, respectively. Statutory net gains from insurance operations before federal income taxes and net capital gains and losses were $24.2 million higher than GAAP results and $8.0 million lower than GAAP results for the first nine months of 2009 and 2008, respectively. The increases in statutory results compared to GAAP results for 2009 were primarily due to favorable differences in DAC and favorable changes in reserves on a statutory basis compared to a GAAP basis. Statutory capital adjusted to exclude asset valuation reserves for our insurance subsidiaries totaled $1.29 billion and $1.23 billion at September 30, 2009 and December 31, 2008, respectively. The asset valuation reserve was $83.7 million and $78.8 million at September 30, 2009 and December 31, 2008, respectively.

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

•

Our intent to sell or whether it is more likely than not we will be required to sell a fixed maturity security before recovery of the security’s cost basis through the evaluation of facts and circumstances including but not limited to, decisions to rebalance our portfolio, current cash flow needs and sales of securities to capitalize on favorable pricing.

If it is determined an OTTI exists, we separate the OTTI of debt securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income. The cost basis of the fixed maturity security is adjusted to reflect the impairment.

Once an impairment charge has been recorded, we continue to review the OTTI securities for further potential impairment. If the fair value of the securities later recovers, we may be permitted to recover the OTTI related to noncredit loss.

At September 30, 2009, issues on our fixed maturity securities impairment watch list totaled approximately $88.1 million in fair value and $96.0 million at amortized cost after OTTI had been taken. We recorded OTTI related to credit loss due to impairments of $2.3 million and $5.7 million for the third quarter and the first nine months of 2009, respectively. There was no OTTI related to noncredit loss for the first nine months of 2009. See

Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Investment Securities” for a complete disclosure. We will continue to evaluate our holdings. However, we currently expect the fair values of our investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of our fixed maturity securities significantly decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at September 30, 2009. Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See “Item 1, Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7—Fair Value of Financial Instruments,” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

Commercial Mortgage Loans

Commercial mortgage loans are stated at amortized cost less a valuation allowance for potentially uncollectible amounts. The commercial mortgage loan valuation allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. We did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio at September 30, 2009. Our valuation allowance for commercial mortgage loans was $16.0 million and $6.8 million for September 30, 2009 and December 31, 2008, respectively.

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

For these types of investments expected to be sold, an OTTI charge is recorded if we do not expect the realizable fair value of the investment to recover to its amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the investment for further potential impairment on an on-going basis. If the fair value of the investment later recovers, we are not permitted to write the asset back up to its historical cost (i.e. the write-down is permanent).

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

Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

DAC, VOBA and other acquisition related intangibles are considered intangible assets. These intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. Our intangible assets are subject to impairment tests on an annual basis or more frequently if circumstances indicate that carrying values may not be recoverable.

Acquisition costs that we have deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $251.3 million and $249.2 million at September 30, 2009, and December 31, 2008, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

DAC for group and individual disability insurance products and group life insurance products is amortized over the life of related policies in proportion to future premiums. Beginning in 2007, we began amortizing DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

Our individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 50% and 90% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 55% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from the Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The amortization period of the intangible asset for the marketing agreement with Minnesota Life is up to 25 years. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits up to 20 years. VOBA totaled $30.4 million and $31.1 million at September 30, 2009, and December 31, 2008, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$67.4	26.8%	$79.9	32.1%
VOBA	7.7	25.3	7.7	24.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, we revise these assumptions annually to reflect our current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $0.2 million and increased $0.2 million for the third quarters of 2009 and 2008, respectively, and decreased $0.8 million and $0.6 million for the first nine months of 2009 and 2008, respectively. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 8.9 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $53.7 million and $54.2 million at September 30, 2009, and December 31, 2008, respectively.

Goodwill

Goodwill is related to our Asset Management segment and totaled $36.0 million at both September 30, 2009, and December 31, 2008. Goodwill is not amortized and is tested at least annually for impairment. As of September 30, 2009, we evaluated whether indicators of impairment existed as of the end of the current period. Based on our review of financial and other results, we do not believe any indicators of impairment exist and as a result have not updated our annual test in the current period.

Reserves

Reserves represent amounts to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At September 30, 2009, these reserves represented approximately 88% of total reserves held or $4.67 billion. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported (“IBNR”) reserves associated with our disability products, represented approximately 12% of total reserves held at September 30, 2009, or $646.9 million. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. These reserves represented less than 1% of total reserves held at September 30, 2009, or $8.0 million.

Reserves include policy reserves for claims not yet incurred, policy reserve liabilities for our individual and group immediate annuity business and claim reserve liabilities for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves totaled $5.14 billion at September 30, 2009, and represented over 96% of total reserves, compared to $5.12 billion at December 31, 2008.

Policy Reserves

Policy reserves totaled $970.3 million and $945.4 million at September 30, 2009, and December 31, 2008, respectively. Policy reserves include reserves established for individual life, individual disability, and group and individual annuity businesses.

Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. These reserves, related specifically to our individual disability block of business, totaled $187.1 million and $177.2 million at September 30, 2009, and December 31, 2008, respectively.

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

Policy reserves for our individual and group immediate annuity blocks of business totaled $183.9 million and $162.1 million at September 30, 2009, and December 31, 2008, respectively. These reserves are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts, and, therefore, there is no projected future premium.

Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.

•	Discount rates used to value expected future annuity payments.

Policy reserves for our individual life block of business totaled $599.3 million and $606.1 million at September 30, 2009, and December 31, 2008, respectively. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life Insurance Company under a reinsurance agreement.

Policy reserves are calculated using our best estimates of assumptions and considerations at the time the policy was issued, adjusted to allow for the effect of adverse deviations in actual experience. These assumptions are not subsequently modified unless policy reserves become inadequate, at which time, we may need to change assumptions to increase reserves.

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equals our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for IBNR claims are determined using company experience and consider actual historical incidence rates, claim reporting patterns, and the average cost of claims. The IBNR reserves are calculated using a company derived formula based primarily upon premium, which is validated through a close examination of reserve run-out experience.

The claim reserves are related to group life and group and individual disability products offered by our Insurance Services segment. The following table sets forth total claim reserves segregated between reserves associated with life versus disability products:

	September 30, 2009	December 31, 2008
	(In millions)
Group life	$723.0	$731.2
Group disability	2,987.2	2,972.8
Individual disability	648.0	636.9

Total claim reserves	$4,358.2	$4,340.9

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

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate used to calculate GAAP reserves for newly incurred long term disability claims and life waiver reserves decreased to 4.75% for the third quarter of 2009 from 5.25% for the second quarter of 2009. Based on our current size, a 50 basis point decrease in the discount rate would result in a short-term increase of approximately $4 million per quarter of benefits to policyholders, and a corresponding decrease to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In the first nine months of 2009, while we have experienced some variation in our claim termination experience, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

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

The Company is required to recognize the funded or underfunded status of our pension and postretirement benefit plans as an asset or liability on the balance sheet. For pension plans, this is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the year-end balance sheet date. For our postretirement plan, this is measured as the difference between the plan assets at fair value and the accumulated benefit obligation as of the year-end balance sheet date. The Company is also required to recognize as a component of accumulated other comprehensive income or loss, net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost.

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

For the postretirement benefit plan, the assumed health care cost trend rates are also a major assumption that affects expenses and liabilities. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point increase	1% point decrease
	(In millions)
Effect on total of service and interest cost	$0.3	$ (0.3)
Effect on postretirement benefit obligation	4.2	(4.2)

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

Management is required to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions cannot be recognized in our financial statements.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.

•	Availability of capital required to support business growth and the effective utilization of capital, including our ability to achieve financing through debt or equity.

•	Changes in our liquidity needs and the liquidity of assets in our investment portfolio.

•	Integration and performance of business acquired through reinsurance or acquisition.

•	Financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level including changes in income taxes or changes in U.S. GAAP accounting principles, practices or policies.

•	Findings in litigation or other legal proceedings.

•	Intent and ability to hold investments consistent with our investment strategy.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.

•	Adequacy of asset/liability management.

•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Achievement of anticipated levels of operating expenses.

•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.

•	Credit quality of the holdings in our investment portfolios.

•	The condition of the economy and expectations for interest rate changes.

•	The effect of changing levels of commercial mortgage loan prepayment fees and participation levels on cash flows.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Adequacy of mortgage loan loss allowances.

•	Concentration of commercial mortgage loan assets collateralized in California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the interest rate risks faced by StanCorp Financial Group, Inc. since those reported in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” (as defined by the Exchange Act Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2009, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the short-term. Our 10-year Senior Notes of $250 million will mature in September 2012, and our junior subordinated debt of $300 million will mature in 2067 with a call option in 2017. We maintain a $200 million senior unsecured revolving credit facility

(“Facility”) for general corporate purposes, which will expire on June 15, 2013 and had no outstanding balance on September 30, 2009. The Facility is composed of a syndication of six banks. Commitments from the banks toward the available line of credit range from $10.0 million to $52.5 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

•

Our business may be affected by employment and wage levels—Factors in the growth of our group insurance and retirement plans businesses are the employment levels, benefit offerings, and salary and wage growth of its employer groups. Current economic conditions may cause our employer groups to experience lower levels of insured employees, to limit benefit offerings, or to reduce or slow the growth of wage levels. If these outcomes arise, they may adversely affect premium levels for our group businesses and revenues for our retirement plans business.

•

Our profitability may be adversely affected by declining equity markets—U.S. and global equity markets heavily influence the value of our retirement plan assets under administration, which are a significant component from which our administrative fee income is derived. Sustained equity market declines could result in decreases in the value of the assets under administration in our retirement plans, which could reduce our ability to earn administrative fee income derived from the value of those assets.

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

•

A U.S. recession or disruption in global financial markets could adversely affect us—A U.S. recession, or disruption in the global financial markets, presents risks and uncertainties that are unpredictable. In a sustained economic downturn, we face risks that may include:

•

Declines in revenues and profitability as a result of lower levels of insured employees by our customers, due to reductions in workforce or wage loss, including loss of employer groups due to business bankruptcy or failure.

•	Declines in revenues and profitability as a result of lower levels of assets under administration.

•	Increase in pricing pressure and competition as customers seek to reduce benefit costs.

•	Reduction in value of our general account investment portfolio.

•	Reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions.

•	Increases in corporate tax rates to finance government spending programs.

•	Declines in the financial health of reinsurers.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2009	—	$—	—	894,800
August 1-31, 2009	—	—	—	894,800
September 1-30, 2009	—	—	—	894,800

Total third quarter	—	—	—	894,800

On May 7, 2007, the board of directors authorized a share repurchase program of up to 6.0 million shares of StanCorp common stock. The share repurchase program allows us to purchase shares in the open market or in negotiated transactions through December 31, 2009.

During the third quarter of 2009, we did not repurchase shares of common stock on the open market. At September 30, 2009, there were 0.9 million shares remaining under the share repurchase program.

The declaration or payment of dividends would be restricted if StanCorp elects to defer interest payments on its junior subordinated debt. If the Company elected to defer interest payments, the dividend restriction would be in place during the deferral period, which cannot exceed five years. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends to Shareholders.”

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

Date: November 3, 2009	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith