Form 10-K
period 2009-12-31
STANCORP FINANCIAL GROUP INC
filed 2010-02-25
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-14925

STANCORP FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1253576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, was $1,400,205,753 based upon the closing price of $28.68 on June 30, 2009. For this purpose, directors and executive officers of the registrant are assumed to be affiliates.

As of February 19, 2010, there were 47,234,101 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

Part I

Item 1.	Business

GENERAL

StanCorp Financial Services, Inc. was incorporated in 1998 in Oregon. As used in this report, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context indicates otherwise. Our Internet site for investors is www.stancorpfinancial.com. We post our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The filings on our Internet site are available free of charge. We also make available on our investor website our Corporate Governance Guidelines, our codes of business ethics (including any waivers granted to executive officers or directors), and the charters of the audit, organization and compensation, and nominating and corporate governance committees of our board of directors. These documents are also available in print without charge to any person who requests them by writing or telephoning our Shareholder Services Department, StanCorp Financial Group, Inc., 1100 SW Sixth Avenue, Portland, OR 97204, (800) 378-8360.

We are a holding company for our insurance and asset management subsidiaries and are headquartered in Portland, Oregon. Our insurance businesses offer group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance and absence management services. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states. Our asset management businesses offer full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. Our asset management businesses also offer investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuities, group annuity contracts and retirement plan trust products.

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

Our long-term strategy includes:

•	Maintaining strong growth rates in traditional risk acceptance businesses (disability and group life insurance).
•	Seeking opportunities to increase penetration in markets with limited presence to expand growth opportunities.
•	Further diversifying our earnings base, and taking advantage of market opportunities, demographic trends and capital synergies by increasing our asset management businesses.

Our ability to accomplish this strategy is dependent on a number of factors, some of which involve risks or uncertainties. See “Competition” and “Key Factors Affecting Results of Operations” below and Item 1A, “Risk Factors,” of this report.

STANCORP AND SUBSIDIARIES

StanCorp, headquartered in Portland, Oregon, conducts business through wholly-owned operating subsidiaries throughout the United States. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states.

Standard Insurance Company (“Standard”), our largest subsidiary, is a leading provider of group insurance products and services. It underwrites group and individual disability insurance and annuity products, group life and AD&D insurance, and provides group dental and vision insurance, absence management services and retirement plan products. Founded in 1906, Standard is domiciled in Oregon, licensed in all states except New York, and licensed in the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group long term and short term disability, life, AD&D and dental insurance in New York. The Standard is a service mark of StanCorp used as a brand mark and marketing name by Standard and The Standard Life Insurance Company of New York.

Standard Retirement Services, Inc. (“Standard Retirement Services”) administers and services our

2009 ANNUAL REPORT	1

Part I

retirement plans group annuity contracts and trust products. Retirement plan products are offered in all 50 states through Standard or Standard Retirement Services.

StanCorp Equities, Inc. (“StanCorp Equities”) is a limited broker-dealer and member of the Financial Industry Regulatory Authority. StanCorp Equities serves as principal underwriter and distributor for group variable annuity contracts issued by Standard and as the broker of record for certain retirement plans using the trust platform. StanCorp Equities carries no customer accounts but provides supervision and oversight for the distribution of group variable annuity contracts and of the sales activities of all registered representatives employed by StanCorp Equities and its affiliates.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originates and services small, fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries. StanCorp Mortgage Investors also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”) is a SEC registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory, financial planning and investment management services to its retirement plans clients, individual investors and subsidiaries of StanCorp.

StanCorp Real Estate, LLC is a property management company that owns and manages our Hillsboro, Oregon home office properties and other properties and also manages our Portland, Oregon home office properties.

MARKET POSITION

Based on the United States insurance industry in force premium statistics, we have leading market positions with single digit market share in group long term and short term disability insurance, group life insurance and individual disability insurance. These statistics were based on the most recent JHA and LIMRA International insurance industry reports available as of February 2010. The positions are as follows:

•	5th largest provider of group long term disability insurance.
•	5th largest provider of group short term disability insurance.
•	9th largest provider of group life insurance.
•	8th largest provider of individual disability insurance.

FINANCIAL STRENGTH AND CREDIT RATINGS

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

Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company (“A.M. Best”) provide financial strength ratings on Standard.

Standard’s financial strength ratings as of January 2010 were:

S&P	Moody’s	A.M. Best
AA- (Very Strong)	A1 (Good)	A (Excellent)
4th of 20 ratings	5th of 21 ratings	3rd of 13 ratings

Credit ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp. As of January 2010, our issuer credit ratings from S&P, Moody’s and A.M. Best had stable outlooks.

Our debt ratings and issuer credit ratings as of January 2010 were:

	S&P	Moody’s	A.M. Best
StanCorp Debt Ratings:
Senior Notes	A-	Baa1	bbb+
Subordinated Debt	BBB	Baa2	bbb-

Issuer Credit Ratings:
StanCorp	A-	—	bbb+
Standard	AA-	—	a+	(1)

(1)	Also includes Standard Life Insurance Company of New York

We believe our well-managed underwriting and claims operations, our high-quality invested asset portfolios and our strong capital position will continue to support our financial strength ratings and strong credit standing. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity

2	STANCORP FINANCIAL GROUP, INC.

and Capital Resources—Asset-Liability Matching and Interest Rate Risk Management,” and “Capital Management.” In addition, we remain well within our line of credit financial covenants. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Cash Flows.”

SEGMENTS

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated, and performance is evaluated at the segment level.

Of our total $2.77 billion in revenues for 2009, revenues of $2.41 billion were from our Insurance Services segment and $382.8 million were from our Asset Management segment. Net capital losses were $26.9 million for 2009 and are recorded in our Other category. Excluding net capital losses, revenues for 2009 from our Other category were $3.5 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Segments” for segment information regarding revenues, expenses and total assets for the years 2009, 2008 and 2007.

Insurance Services Segment

The Insurance Services segment sells group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance products and absence management services to individuals and employer groups ranging in size from two lives to more than 619,000 lives. We have about 30,000 group insurance policies in force, covering approximately 7.3 million employees as of December 31, 2009.

Our group insurance products are sold by sales representatives through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 42 field offices in principal metropolitan areas of the United States. The field offices also provide sales support and customer service through field administrative staff. Our arrangements with brokers include compensation established at the time of sale (commissions or fees), and, in some situations, also include compensation related to the overall performance of a block of business (performance related compensation). In most cases, the overall performance of a block of business is measured in terms of volume and persistency (customer retention).

Group long term disability insurance contributed 38.5% of 2009 premiums for the segment. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time.

Our basic long term disability product covers disabilities that occur during the policy period at both work and elsewhere. In order to receive long term disability benefits, an employee must be continuously disabled beyond a specified waiting period, which generally ranges from 30 to 180 days. The benefits usually are reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. The benefits may also be subject to certain maximum amounts and benefit periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including up to normal retirement age or longer.

Generally, group long term disability policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverage at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during the same periods.

Group life and AD&D insurance contributed 39.2% of 2009 premiums for the segment. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group short term disability insurance contributed 9.9% of 2009 premiums for the segment. Our basic short term disability products generally cover only disabilities occurring outside of work. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits, with maximum benefit periods generally not

2009 ANNUAL REPORT	3

Part I

exceeding 26 weeks. Group short term disability benefits may also be reduced by other income, such as sick leave that a disabled insured employee may receive.

We also offer absence management services that allow employers to outsource administrative services and compliance support for short term disability, family medical leave, leave of absence, paid time off, and other employer-specific leave programs.

Group dental insurance contributed 3.8% of 2009 premiums for the segment. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and also include an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan that are differentiated by levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

We also offer group vision products that provide coverage to insured employees and their dependents for essential eye care services. Eye care services covered by group vision include exams, frames, a variety of lens options and contact lenses. We offer three vision plans that are differentiated by vision-care provider network coverage.

Individual disability insurance contributed 8.6% of 2009 premiums for the segment. The products include non-cancelable disability coverage that provides insurance at a guaranteed fixed premium rate for the life of the contract, and guaranteed renewable coverage where premium rates are guaranteed for limited periods and subject to change thereafter. This segment also sells business overhead expense coverage that reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage that provides payment for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability. Non-cancelable disability insurance policies represented 69.0% of individual disability sales for 2009.

Our individual disability insurance products are sold nationally by brokers through master general agents, primarily to physicians, lawyers, executives, other professionals and small business owners. The compensation paid to brokers and master general agents is based primarily on a percentage of premiums. Some brokers and master general agents are eligible for a bonus based on sales volume and persistency of business they have written.

Asset Management Segment

The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products.

Investment services for 401(k), defined benefit, and other 401(a) qualified plans and governmental 457 plans are provided through a non-registered group annuity contract with third party brand name mutual funds through a separate account and, for certain plans, a stable value investment option managed by Standard. These plan services also are provided through an open architecture (NAV) platform offering mutual funds and collective trusts. Plans on the NAV platform can choose from any mutual fund that our trading partners are able to trade. Retirement plan assets under administration were $15.78 billion at December 31, 2009.

Mutual funds offered through the group annuity separate account as of December 31, 2009 are limited to those funds that have been evaluated through a due diligence process. Representative fund companies are: Davis Funds, Dodge & Cox, Federated Investors Funds, Harbor Funds, Rainier Funds, T. Rowe Price, and Vanguard Funds. Funds offered in our group annuity retirement plans are regularly evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process. StanCorp Investment Advisers provides fund performance analysis and selection support to 86% of our group annuity plan sponsors. All group annuity contracts are distributed through StanCorp Equities.

Services for 403(b) and non-qualified deferred compensation plan services are available on the NAV platform and have been provided through a registered group variable annuity contact, with a stable value investment option managed by Standard and separate account investment options. Representative fund companies utilized in the registered group annuity product

4	STANCORP FINANCIAL GROUP, INC.

are: American Century Investments, Black Rock Funds, Davis Funds, Delaware Investments Mutual Funds, Federated Investors Funds, T. Rowe Price and Vanguard Funds.

The target market for retirement plans is business with $1 million to $10 million in plan assets. Our retirement plans products and services are sold primarily through registered investment advisors, brokers, employee benefit consultants and other distributors served by our sales representatives throughout the United States. These distributors are usually compensated based on a percentage of the deposits or assets under administration. Compensation is disclosed to the customer by either Standard or Standard Retirement Services. Most of our retirement plan customers receive financial, record keeping and administrative services, although the option is available to receive only financial and record keeping services or financial services only through the group annuity product.

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

The individual annuity products sold by this segment are primarily fixed-rate and indexed deferred annuities. This segment also sells immediate annuities. The target market for annuities is any individual seeking conservative investments to meet their retirement or other financial goals. The fixed-rate annuity product portfolio includes deferred annuities with initial interest rate guarantees generally ranging from one to six years and a full array of single premium immediate annuity income payment options. We offer an indexed annuity product that uses over the counter call-spread options to hedge the index performance of the policies.

Fixed-rate annuities are distributed through master general agents, brokers and financial institutions and compensation is primarily based on a percentage of premiums and deposits related to the business sold.

Master general agents are eligible for a bonus based on the volume of annuity business sold by financial institutions and brokers they coordinate.

Most of our annuity business deposits are not recorded as premiums, but rather are recorded as liabilities. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders. Annuity premiums consist of premiums on life-contingent annuities, which are a small portion of total sales.

Our investment advisory business, StanCorp Investment Advisers, is a SEC-registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services. Our target market is our retirement plan clients, individual investors with a minimum of $250,000 in portfolio assets and the subsidiaries of StanCorp.

Our commercial mortgage loans subsidiary, StanCorp Mortgage Investors, underwrites, originates and services fixed-rate commercial mortgage loans, generally between $250,000 and $5 million per loan for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors. The target market for commercial mortgage loans is small retail, office, and industrial properties located throughout the continental United States.

Other

In addition to our two segments, we report our holding company and corporate activity in the Other category. The Other category includes return on capital not allocated to the product segments, holding company expenses, interest on debt, other unallocated expenses including one-time costs, net capital gains and losses related to the impairment or the disposition of our invested assets and adjustments made in consolidation.

COMPETITION

Competition for the sale of our products comes primarily from other insurers and financial services companies such as banks, broker-dealers and mutual funds. Some competitors have greater financial resources, offer a broader array of products and have higher financial strength ratings. Pricing is competitive in the markets we serve. We do not seek to compete primarily on price. While we believe our products and service provide superior value to our customers, a significant price difference between our products and those of some of our competitors may

2009 ANNUAL REPORT	5

Part I

result in periods of declining new sales, reduced persistency represented by customer retention, declining premium levels and increased sales force attrition. See “Key Factors Affecting Results of Operations—Pricing.”

KEY FACTORS AFFECTING RESULTS OF OPERATIONS

Group insurance is our largest business and represented approximately 90%, 92% and 93% of total premiums for the years ended December 31, 2009, 2008 and 2007, respectively. In addition to competition, four primary factors can have a critical impact on the financial results of our Insurance Services segment operations: claims experience, employment and benefit levels, interest rates and pricing.

Claims Experience. We have a large and well-diversified group insurance business. However, claims experience can fluctuate widely, particularly from quarter to quarter. The predominant factors affecting claims experience are incidence, represented by the number of claims, and severity, represented by the length of time a disability claim is paid and the size of the claim. These factors can fluctuate widely within and between our insurance products.

Employment and Benefit Levels. The rate of wage and employment growth can influence premium growth in our group insurance business and the growth of assets under administration in our retirement plans business. In our group insurance business, premium rates are based, in part, on total salaries covered. The rate of wage and employment growth can influence organic growth of premiums. In addition, economic conditions can impact demand for the group insurance products we offer, and can increase competition as insurers compete for market share as overall market growth declines. For our retirement plans business, the growth in wages and employment levels affects the level of new deposits for the retirement plans we administer, which affects the amount of administrative fee revenues we earn.

Interest Rates and Equity Markets. Our financial results are sensitive to changing interest rates. Changes in interest rates affect product pricing for our insurance businesses because premiums collected today must be invested to provide a return sufficient to meet the future claims of policyholders. For that reason, we closely monitor changes in interest rates and make changes to our pricing, as appropriate. Interest rates also affect the discount rates we use to establish reserves.

For those products in our asset accumulation businesses where deposits are invested in securities managed by us, achieving adequate interest rates is important to meet customer obligations, including our annuity obligations. In addition, changes in equity market values affect the value of the assets under administration for our retirement plans business, which is a primary driver of administrative fee revenues we earn.

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

RISK MANAGEMENT

We manage risk through sound product design and underwriting, effective claims management, pricing discipline, broad diversification of risk by customer geography, industry, size and occupation, maintenance of a strong financial position, maintenance of reinsurance and risk pool arrangements, and sufficient alignment of assets and liabilities to meet financial obligations.

Diversification of Products

We achieve earnings diversification by offering multiple insurance products such as group life, group long term disability and individual disability products. These products have differing price, market and risk characteristics. Our strategy is to further diversify our earnings base and take advantage of market opportunities, demographic trends and capital synergies by increasing our asset accumulation and asset administration businesses. We experienced growth of 11.0% in assets under administration during 2009. The increase in assets under administration was primarily due to recovering equity markets and net deposit growth. We recognize the current volatility in the capital markets and do not provide specific short-term guidance on overall asset growth.

6	STANCORP FINANCIAL GROUP, INC.

Diversification by Customer Industry, Geography and Size

We seek to diversify risk by customer industry, geography and size measured by the number of insured employees. Over half of our group long term disability and group life insurance premiums come from industries we believe to be more resistant to the effects a recession may have on employment. These industries include the public sector, education, health care and utilities. In force premium distribution by industry, geography and customer size for group long term disability and group life insurance products was as follows as of December 31, 2009:

Customer Industry
Public	28%
Education	22
Professional	10
Health care	9
Manufacturing	8
Finance	7
Services	2
Retail	1
Utilities	1
Other	12
Total	100%

Customer Geography
Northeast	16%
Southeast	17
Central	30
West	37
Total	100%

Customer Size (Employees)
2-99	13%
100-2,499	37
2,500-7,499	18
7,500 and above	32
Total	100%

Reinsurance

We manage the insurance risk through sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by customer geography, industry, size and occupation, maintenance of a strong financial position, maintenance of reinsurance and risk pool arrangements, and sufficient alignment of assets and liabilities to meet financial obligations.

In order to limit our losses from large claim exposures, we enter into reinsurance agreements with other insurance companies. We review our retention limits based on size and experience. The maximum retention limit per individual for group life and AD&D is $750,000. Our maximum retention limit for group disability insurance is $15,000 of monthly benefit per individual. Our maximum retention limit is generally $5,500 of monthly benefit per individual for individual disability policies. On certain business acquired from Minnesota Life Insurance Company, we have a maximum retention of $6,000 of monthly benefit per individual.

Standard maintains a strategic marketing alliance with Ameritas that offers Standard’s policyholders more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2009, the agreement provided for 21% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2009, was $225.9 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3% of our total premiums for each of the three years 2009, 2008 and 2007. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

In addition to product-specific reinsurance arrangements, we maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D, with partial coverage of nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and our participation in a catastrophe reinsurance pool discussed below, we have coverage of up to $435.7 million per event.

2009 ANNUAL REPORT	7

Part I

We are part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses from group life and AD&D over 28 participating members. The annual fee we paid in 2009 to participate in the pool was less than $30,000. As a member of the pool, we are exposed to maximum potential losses experienced by other participating members of up to $104.3 million for a single event for losses submitted by a single company and a maximum of $261.2 million for a single event for losses submitted by multiple companies. Our percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

The Terrorism Risk Insurance Act of 2002 (“TRIA”), which has been extended through 2014, provides for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. Due to the concentration of risk present in group life insurance and the fact that group life insurance is not covered under TRIA, an occurrence of a significant catastrophe or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on us.

Asset-Liability and Interest Rate Risk Management

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management.”

INVESTMENTS

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for our policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically, subject to minimum interest rate guarantees. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long-term reserves makes it possible to allocate a significant portion of invested assets to long-term fixed-rate investments, including commercial mortgage loans. The ability to allocate a significant portion of investments to commercial mortgage loans, combined with StanCorp Mortgage Investors’ unique expertise with respect to its market niche for small fixed-rate commercial mortgage loans, allows us to enhance the yield on the overall investment portfolio beyond that available through fixed maturity securities with an equivalent risk profile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”

REGULATION

State and Federal Laws and Regulations

Standard sells its products in and is regulated by the District of Columbia and all states except New York. The Standard Life Insurance Company of New York sells its products in and is regulated by New York. The insurance industry in the United States is subject to extensive regulation. Such regulation relates to, among other things, terms and provisions of insurance policies, market conduct practices, maintenance of capital and payment of distributions, and financial reporting on a statutory basis of accounting.

We maintain registered group variable annuity products, which are part of a registered investment company under the Investment Company Act of 1940. This act regulates the relationship between a registered investment company and its investment adviser.

As registered investment advisers, StanCorp Investment Advisers is subject to regulation under the Investment Advisers Act of 1940. This Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients and general anti-fraud prohibitions.

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

8	STANCORP FINANCIAL GROUP, INC.

Risk-based capital (“RBC”), augments statutory minimum capital and surplus requirements. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. The RBC model determines an appropriate Company Action Level based on our business and assets. Capital below the Company Action Level RBC would require us to prepare and submit an RBC plan to the commissioner of the state of domicile outlining the capital level we plan on maintaining. Capital below the Authorized Control Level RBC, which is 50% of the Company Action Level RBC, is the capital level at which the state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer.

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. As of December 31, 2009, our insurance subsidiaries’ capital was approximately 355% of the Company Action Level RBC required by regulators, which was 709% of the Authorized Control Level RBC required by our states of domicile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.”

EMPLOYEES

At December 31, 2009, StanCorp and its subsidiaries had 3,150 full-time equivalent employees, 78% of which were located in Portland, Oregon and the surrounding metropolitan area. At December 31, 2009, none of our employees were represented by unions.

Item 1A.	Risk Factors

FORWARD-LOOKING STATEMENTS

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Annual Report on Form 10-K and in other reports, filings with the Securities and Exchange Commission (“SEC”), press releases, conferences or otherwise, that are other than purely historical information. These statements, including estimates, projections, statements related to business plans, strategies, objectives and expected operating results and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed in reports filed by StanCorp with the SEC, including Forms 8-K, 10-Q and 10-K, which may include, but are not limited to, the factors listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” of this report.

As a provider of financial products and services, our actual results of operations may vary significantly in response to economic trends, interest rate changes, investment performance, claims experience, operating expenses and pricing. Given these uncertainties or circumstances, investors are cautioned not to place undue reliance on such statements as a predictor of future results. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

2009 ANNUAL REPORT	9

Part I

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

•

Catastrophe losses from terrorism or other factors could have an adverse effect on us—An occurrence of a significant catastrophic event, including terrorism, natural or other disasters, or a change in the nature and availability of reinsurance and catastrophe reinsurance, could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

We may be exposed to disintermediation risk during periods of increasing interest rates—In periods of increasing interest rates, withdrawals of annuity contracts may increase as policyholders seek investments with higher perceived returns. This process, referred to as disintermediation, may lead to cash outflows. These outflows may require investment assets to be sold at a time when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses. A significant portion of our investment portfolio consists of commercial mortgage loans, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation during a period of rising interest rates.

•

Our profitability may be adversely affected by declining interest rates—During periods of declining interest rates, annuity products may be relatively more attractive investments, resulting in increases in the percentage of policies remaining in force from year to year during a period when our new investments carry lower returns. During these periods, lower returns on our investments could prove inadequate for us to meet contractually guaranteed minimum payments to holders of our annuity products. In addition, the profitability of our life and disability insurance products can be affected by declining interest rates. A factor in pricing our insurance products is prevailing interest rates. Longer duration disability claims and premium rate guarantee periods can expose us to interest rate risk when portfolio yields are less than those assumed when pricing these products. Mortgages and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments.

•

Our investment portfolio and derivative instruments are subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities, commercial mortgage loans and real estate. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads, and delinquency and default risk on our commercial mortgage loans. Related

10	STANCORP FINANCIAL GROUP, INC.

declines in market activity due to overall declining values of fixed maturity securities may result in our fixed maturity securities portfolio becoming less liquid. Also, our commercial mortgage loans are also relatively illiquid. We may have difficulty selling fixed maturity securities and commercial mortgage loans at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice.

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

•

A downgrade in our financial strength ratings may negatively affect our business—Financial strength ratings, which rate our claims paying ability, are important factors in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in our company and in our ability to market our products. Rating organizations continually review the financial performance and condition of insurance companies, including our company. A ratings downgrade could increase our surrender levels for our annuity products, could adversely affect our ability to market our products, could increase costs of future debt issuances, and could thereby have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

Our business is subject to litigation risk—In the normal course of business, we are a plaintiff or defendant in actions arising out of our insurance business and investment operations. We are from time to time involved in various governmental and administrative proceedings. While the outcome of any pending or future litigation cannot be predicted, as of the date hereof, we do not believe that any pending litigation will have a material adverse effect on our results of operations or financial condition. However, no assurances can be given that such litigation would not materially and adversely affect our business, financial position, results of operations or cash flows.

•

The concentration of our investments in California may subject us to losses resulting from the economic downturn—Our commercial mortgage loans are concentrated in the western region of the U.S., particularly in California. Currently, our California exposure is primarily in Los Angeles County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. If economic conditions in California continue to decline, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

The concentration of our investments in the western region of the U.S. may subject us to losses resulting from certain natural catastrophes in this area—Due to our commercial mortgage loans concentration in the western region of the U.S., particularly in California, we are exposed to potential losses resulting from certain natural catastrophes, such as earthquakes and fires, which may affect the region. Although we diversify our commercial mortgage loan portfolio in the western region by both location and type of property in an effort to reduce earthquake exposure, such diversification does not eliminate the risk of such losses, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

We may be exposed to environmental liability from our commercial mortgage loan and real estate investments—As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure to real estate collateralizing delinquent commercial

2009 ANNUAL REPORT	11

Part I

mortgage loans held by us. Based on our environmental assessments, made up to the date hereof, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material adverse effect on our results of operations or financial condition. However, we cannot provide assurance that material compliance costs will not be incurred by us.

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

subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the short-term. Our 10-year senior notes of $250 million will mature in September 2012, and our junior subordinated debentures of $300 million will mature in 2067 with a call option in 2017. We maintain a $200 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes, which will expire on June 15, 2013 and had no outstanding balance on December 31, 2009. The Facility is composed of a syndication of six banks. Commitments from the banks toward the available line of credit range from $10.0 million to $52.5 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line. For a full discussion of debt instruments See Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9—Long-Term Debt.”

•

Our business may be affected by employment and wage levels—Factors in the growth of our group insurance and retirement plans businesses are the employment levels, benefit offerings, and salary and wage growth of our employer groups. Current economic conditions have caused our employer groups to experience lower levels of insured employees, to limit benefit offerings, or to reduce or slow the growth of wage levels. If economic conditions continue to decline, it could have a material adverse effect on premium levels for our group businesses and revenues in our retirement plans business.

•

Our profitability may be adversely affected by declining equity markets—U.S. and global equity markets heavily influence the value of our retirement plan assets under administration, which are a significant component from which our administrative fee revenues are derived. Sustained equity market declines could result in decreases in the value of the assets under administration in our retirement plans, which could reduce our ability to earn administrative fee revenues derived from the value of those assets.

•

Declining equity markets could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return

12	STANCORP FINANCIAL GROUP, INC.

on plan assets and assumptions relating to the employee work force. A decline in the rate of return on plan assets or in the discount rate, or a change in workforce assumptions could affect our results of operations or shareholders’ equity in a particular period. We may have to contribute more cash or record higher pension-related expenses in future periods as a result of decreases in the value of investments held by our plans.

•

A U.S. recession or disruption in global financial markets could adversely affect us—A U.S. recession, or a disruption in the global financial markets, present risks and uncertainties that are unpredictable. In the current economic downturn, we face the following risks:

•

Declines in revenues and profitability as a result of lower levels of insured employees by our customers due to reductions in workforce or wage loss, including loss of employer groups due to business bankruptcy or failure.

•	Declines in revenues and profitability as a result of lower levels of assets under administration.
•	Increases in pricing pressure and competition could result in a loss of customers or new business as customers seek to reduce benefit costs and competitors seek to protect market share.
•	Reduction in value of our general account investment portfolio.
•	Reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions.
•	Increases in corporate tax rates to finance government spending programs.
•	Declines in the financial health of reinsurers.
•	Increases in holdings of real estate owned properties due to a decline in demand for these properties.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal properties owned by Standard Insurance Company (“Standard”) and used by the Company consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 460,000 square feet; and the Standard Plaza, with approximately 220,000 square feet. Both of our business segments use the facilities described above. We also own two buildings in Hillsboro, Oregon, each with 72,000 square feet of office space. The Hillsboro offices are used by StanCorp Mortgage Investors, LLC and our group insurance claims operations. In addition, Standard leases approximately 160,000 square feet of office space located in downtown Portland, Oregon, for home office and claims operations and 60,000 square feet of offsite storage. As part of our restructuring plan adopted in January 2009, we began the process of closing 12 offices with the intention of centralizing these offices to identified locations. At December 31, 2009 we leased 59 offices under commitments of varying terms to support our sales and regional processing offices throughout the United States. Management believes that the capacity and types of facilities are suitable and adequate. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Property and equipment, net.”

Item 3.	Legal Proceedings

In the normal course of business, we are involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2009. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of StanCorp’s shareholders during the fourth quarter of 2009.

2009 ANNUAL REPORT	13

Part I

Item 4A.	Executive Officers of the Registrant

The following table sets forth the executive officers of StanCorp:

Name	Age (as of February 25, 2010)	Position
Floyd F. Chadee	52	Senior Vice President and Chief Financial Officer of StanCorp and Standard Insurance Company
Scott A. Hibbs*	48	Vice President, Asset Management segment of Standard Insurance Company
J. Gregory Ness	52	President and Chief Executive Officer of StanCorp and Standard Insurance Company
David M. O’Brien*	53	Senior Vice President, Information Technologies of Standard Insurance Company
Eric E. Parsons(1)	61	Chairman of StanCorp and Standard Insurance Company
Karen M. Weisz*	42	Vice President, Human Resources and Corporate Services of Standard Insurance Company
Michael T. Winslow(2)	55	Senior Vice President and General Counsel of StanCorp and Standard Insurance Company

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.
(1)	Mr. Parsons retired from his chief executive officer position with the Company on June 30, 2009.
(2)	Mr. Winslow retired from his position with the Company effective January 4, 2010.

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

Scott A. Hibbs has been vice president, Asset Management segment of Standard since January 2009. From September 2007 to January 2009, Mr. Hibbs was a vice president for the Insurance Services segment, which included responsibility for the individual disability insurance area and The Standard Life Insurance Company of New York. From July 2005 to September 2007 Mr. Hibbs was vice president for the Asset Management segment, which included responsibility for StanCorp Investment Advisers, Inc. From July 2004 to July 2005, Mr. Hibbs was vice president of corporate strategy and business development. Prior to July 2004, Mr. Hibbs was assistant vice president of investor relations and financial planning. Mr. Hibbs has been with the Company since 2000.

J. Gregory Ness, LLIF, has been president and chief executive officer of StanCorp and Standard since July 2009. From September 2008 until July 2009, Mr. Ness served as president and chief operating officer of StanCorp and Standard. Prior to his appointment to president and chief operating officer, Mr. Ness served as senior vice president, Insurance Services segment of Standard since the Company’s segment realignment in January 2006. From April 2004 to January 2006, Mr. Ness was senior vice president, group insurance division of Standard. From 1999 to April 2004, Mr. Ness was senior vice president, investments of Standard.

David M. O’Brien has been senior vice president of information technology at Standard since June 2006. From May 2004 to June 2006, Mr. O’Brien was vice president of information technology. Prior to joining Standard in 2004, Mr. O’Brien served as chief information officer for FEI Company.

Eric E. Parsons was chairman and chief executive officer of StanCorp and Standard from May 2004 through June 2009. Mr. Parsons continues to serve as chairman of the board of directors for StanCorp and Standard after his retirement from the chief executive officer position on June 30, 2009. Mr. Parsons served as chief executive officer from January 2003 until his retirement in June 2009 and was president from May 2002 until September 2008. Mr. Parsons was senior vice president and chief financial officer of StanCorp from its incorporation in 1998 until 2002 and was chief financial officer of Standard from 1998 through 2002.

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

Michael T. Winslow, JD, was senior vice president and general counsel of StanCorp and Standard from July 2004 until his retirement in January 2010. Mr. Winslow also served as assistant corporate secretary since February 2007. From 2001 to July 2004, Mr. Winslow was vice president, general counsel and corporate secretary of StanCorp and Standard. Prior to joining StanCorp, Mr. Winslow served as assistant general counsel and chief compliance officer for PacifiCorp.

14	STANCORP FINANCIAL GROUP, INC.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “SFG.” As of February 19, 2010, there were 37,014 shareholders of record of common stock.

The following tables set forth the high and low sales prices as reported by the New York Stock Exchange at the close of the trading day and cash dividends paid per share of common stock by calendar quarter:

	2009
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$42.10	$41.07	$32.47	$41.52
Low	36.04	27.39	22.55	13.96
Dividend Paid	0.80	—	—	—

	2008
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$50.48	$54.00	$55.28	$51.77
Low	23.92	43.13	46.96	42.96
Dividend Paid	0.75	—	—	—

The declaration and payment of dividends in the future is subject to the discretion of our board of directors. It is anticipated that annual dividends will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by our board of directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.” See also Part I, Item 1A, “Risk Factors.”

The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P Life and Health Insurance Index and the S&P Insurance Group Index. The comparison assumes $100 was invested on December 31, 2004, in our common stock and in each of the foregoing indexes, and assumes the reinvestment of dividends. The graph covers the period of time beginning December 31, 2004, through December 31, 2009.

2009 ANNUAL REPORT	15

Part II

From time to time, our board of directors has authorized share repurchase programs. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, other potential growth opportunities or priorities for capital use. On November 9, 2009, the board of directors authorized a share repurchase program of up to 2.0 million shares of StanCorp common stock, which expires December 31, 2011. The November 2009 repurchase program took effect upon the completion of the previous share repurchase program. On February 8, 2010, the board of directors authorized an additional share repurchase program of up to 3.0 million shares of StanCorp common stock. The February 2010 repurchase program will take effect upon the completion of the November 2009 repurchase program and also expires on December 31, 2011.

During 2009, we repurchased 1.6 million shares of common stock at a total cost of $59.3 million for a volume weighted-average price of $38.20 per common share. At December 31, 2009, there were 1.3 million shares remaining under our November 2009 share repurchase program. During 2009, we acquired 5,584 shares of common stock from executive officers and directors to cover tax liabilities of these officers and directors resulting from the release of performance-based shares and retention-based shares at a total cost of $0.2 million for a volume weighted-average price of $31.34 per common share. Repurchases are made at market prices on the transaction date. Information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained in Part III, Item 12, “Security Ownership of certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table sets forth share purchases made for the periods indicated.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Period:
October 1-31, 2009	238,000	$38.50	238,000	656,800
November 1-30, 2009	706,800	37.08	706,800	1,950,000
December 1-31, 2009	606,900	39.38	606,900	1,343,100

	1,551,700	38.20	1,551,700

16	STANCORP FINANCIAL GROUP, INC.

Item 6.	Selected Financial Data

The following financial data at or for the years ended December 31, should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

(Dollars in millions—except share data)	2009	2008	2007	2006	2005
Income Statement Data:
Revenues:
Premiums	$2,101.9	$2,140.2	$2,078.3	$1,935.0	$1,826.5
Administrative fees	108.5	114.6	115.2	77.1	43.3
Net investment income	586.5	541.0	516.3	478.9	465.2
Net capital gains (losses)	(26.9)	(128.8)	(0.6)	1.9	2.2
Total revenues	2,770.0	2,667.0	2,709.2	2,492.9	2,337.2
Benefits and expenses:
Benefits to policyholders(1)	1,721.3	1,700.1	1,700.6	1,610.8	1,476.3
Operating expenses(2)	693.8	686.6	636.2	554.5	517.3
Interest expense	39.2	39.2	30.7	17.9	18.0
Total benefits and expenses	2,454.3	2,425.9	2,367.5	2,183.2	2,011.6
Income before income taxes	315.7	241.1	341.7	309.7	325.6
Income taxes	106.8	78.2	114.2	105.9	114.5
Net income	$208.9	$162.9	$227.5	$203.8	$211.1
Benefit Ratio (% of total premiums):
Group insurance	74.7%	73.6%	77.4%	78.3%	75.8%
Individual disability	69.3	78.7	69.3	79.4	79.2
Per Common Share:
Basic net income	$4.27	$3.33	$4.39	$3.77	$3.81
Diluted net income	4.26	3.30	4.35	3.73	3.76
Market value at year end	40.02	41.77	50.38	45.05	49.95
Dividends declared and paid	0.80	0.75	0.72	0.65	0.625
Basic weighted-average shares outstanding	48,932,908	48,917,235	51,824,050	54,079,033	55,465,215
Diluted weighted-average shares outstanding	49,044,543	49,292,240	52,344,950	54,688,114	56,076,666
Ending shares outstanding	47,744,524	48,989,074	49,155,131	53,592,178	54,712,936
Balance Sheet Data:
General account assets	$12,395.0	$11,479.3	$10,596.5	$9,806.1	$9,443.1
Separate account assets	4,174.5	3,075.9	4,386.4	3,832.5	3,007.6
Total assets	$16,569.5	$14,555.2	$14,982.9	$13,638.6	$12,450.7
Long-term debt	553.2	561.5	562.6	261.1	260.1
Total liabilities	14,834.1	13,174.9	13,553.9	12,174.1	11,036.9
Total equity	1,735.4	1,380.3	1,429.0	1,464.5	1,413.8
Statutory Data:
Net gain from operations before federal income taxes and realized capital gains (losses)	$375.0	$341.6	$309.3	$271.1	$314.0
Net gain from operations after federal income taxes and before capital gains (losses)	251.4	235.0	197.2	172.8	207.5
Capital and surplus	1,243.2	1,154.6	1,047.8	967.5	968.7
Asset valuation reserve	89.7	78.8	102.2	96.6	88.2

(1)	Includes benefits to policyholders and interest credited.
(2)	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs, value of business acquired and intangibles.

2009 ANNUAL REPORT	17

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto contained in Item 8, “Financial Statements and Supplementary Data.” Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. See “Critical Accounting Policies and Estimates.”

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements. See Part I, Item 1A, “Risk Factors—Forward-Looking Statements.”

EXECUTIVE SUMMARY

Financial Results Overview

Net income per diluted share was $4.26, $3.30 and $4.35 for the years 2009, 2008 and 2007, respectively. Net income for these same periods was $208.9 million, $162.9 million and $227.5 million, respectively. The increase in net income for 2009 reflected a decline in after-tax net capital losses and increased net investment income in the Asset Management segment, partially offset by after-tax one-time costs and declines in premiums in our group insurance businesses.

After-tax net capital losses were $17.3 million, $83.4 million and $0.4 million for 2009, 2008 and 2007, respectively. We recorded after-tax one-time costs in operating expenses of $12.0 million for 2009 for severance costs, lease terminations and other expenses associated with our operating efficiency initiatives. Net investment income in the Asset Management segment increased $50.2 million or 27.3% due to increased individual annuity assets under administration. Premiums for the Insurance Services segment declined $41.9 million or 2.0%. The decline in premiums for 2009 was attributable to our group insurance business, which was affected by a lack of organic growth due to negative employment growth, low wage growth and reduced persistency caused in part by competitive pressure on pricing as our customers continued to navigate a challenging economy that began in the second half of 2008.

Net income per diluted share for 2008 was affected by after-tax net capital losses, primarily due to credit market declines in our bond portfolio. The decrease in net income per diluted share was partially offset by premium growth, especially in the first half of 2008, comparatively favorable claims experience for the group insurance businesses and a 3.1 million reduction in diluted weighted-average shares outstanding resulting from share repurchases.

Outlook for 2010

While current economic pressures persist, we will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service.

Over the past year, we have witnessed a significant widening of credit spreads followed by an equally significant tightening of those credit spreads, which we are experiencing today. Economists remain highly divergent in their expectations of future interest rate trends. As we go forward, we intend to maintain our process of careful asset —liability management, using discount rates to establish reserves on new claims that reflect new money rates on assets supporting those reserves, less an appropriate margin. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates.

Over the past year, delinquency rates in our commercial mortgage loan portfolio have risen, and we have experienced a corresponding increase in foreclosure activity. While such an increase in delinquencies is expected given current economic challenges, we have not experienced the high delinquency rates or foreclosures experienced by other financial institutions. Unlike many other financial institutions, we do not participate in the commercial mortgage-backed securities market. Instead, we underwrite and service mortgages that we originate, leveraging our long history in commercial mortgage loans and diligence in risk selection. We believe our experience and disciplined underwriting will continue to serve us well in the current economic environment, and our track record of solid performance in this asset class during previous recessions points to the likelihood of our future success.

18	STANCORP FINANCIAL GROUP, INC.

Despite the economic headwinds, we intend to preserve the value of our business by continuing to provide excellent value to our customers, by continuing to preserve and enhance our financial strength and by continuing to build value for our shareholders despite a troubled economy. We will continue to focus on optimizing shareholder value through investment in new product and service capabilities, which are valued in the group insurance marketplace, and the execution of strategies to streamline processes and capture efficiencies. We believe these actions position us well for growth as the economy recovers.

For 2010, we have established the following expectations, which will affect our annual financial results:

•

Return on average equity, excluding after-tax net capital gains and losses from net income and accumulated other comprehensive income and losses from equity, to be toward the lower end of our target range of 14% to 15% given the low interest rate environment.

•	Flat to low single digit premium growth as a percentage of our 2009 premiums due to a continued challenging economic environment.
•	The annual benefit ratio for our group insurance business to be consistent with the experience of the previous five years, during which it has ranged from 73.6% to 78.3%.

CONSOLIDATED RESULTS OF OPERATIONS

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Total consolidated revenues increased 3.9% to $2.77 billion for 2009 compared to 2008, and decreased 1.6% to $2.67 billion for 2008 compared to 2007. Historically, premium growth in our Insurance Services segment and administrative fee revenues growth in our Asset Management segment have been the primary drivers of consolidated revenue growth. The increase for 2009 reflected a decrease in net capital losses of $101.9 million and an increase in net investment income of $45.5 million. These increases in revenues were partially offset by declines in premiums from our Insurance Services segment and decreases in administrative fee revenues from our Asset Management segment. Net capital losses are reflected in the Other category.

The following table sets forth percentages of premium growth, administrative fee revenues growth and net investment income growth by segment for the years ended December 31:

	2009	2008	2007
Premium growth:
Insurance Services	(2.0)%	2.2%	7.1%
Asset Management	11.6	111.6	93.4
Consolidated total premium growth	(1.8)	3.0	7.4
Administrative fee growth:
Insurance Services	(9.8)%	9.5%	(3.4)%
Asset Management	(3.6)	(0.3)	51.6
Consolidated total administrative fee growth	(5.3)	(0.5)	49.4
Net investment income growth:
Insurance Services	(0.7)%	3.6%	4.0%
Asset Management	27.3	8.0	12.5
Consolidated total net investment income growth	8.4	4.8	7.8
Consolidated total revenue growth	3.9%	(1.6)%	8.7%

Premiums

Premiums from our Insurance Services segment are the primary driver of consolidated premium levels. The three primary factors that influence premium levels for our Insurance Services segment are sales, customer retention, and organic growth that is derived from wage and employment levels. Premiums for the Insurance Services segment decreased 2.0% to $2.07 billion for 2009 compared to 2008 and increased 2.2% to $2.11 billion for 2008 compared to 2007. The decrease in premiums for 2009 was attributable to our group insurance business, which was affected by a lack of organic growth due to negative employment growth, low wage growth and reduced persistency caused in part by competitive pressure on pricing as our customers continued to navigate a challenging economy that began in the second half of 2008. An increase in premiums in the individual disability business partially offset the decrease in premiums in the group insurance business. The increase in premiums in 2008 was due to strong sales in 2007 in our group insurance businesses, partially offset by three large case terminations.

Experience rated refunds (“ERRs”) decreased by $4.4 million to $40.2 million for 2009. ERRs represent refunds paid for favorable claims experience to certain group contract holders. Premium growth for 2008 was partially offset by an increase in ERRs of $7.4 million to $44.6 million, compared to $37.2 million for 2007. See “Business Segments—Insurance Services Segment.”

Premiums from our Asset Management segment are generated from sales of life-contingent annuities, which are a single-premium product. Premiums for the Asset Management segment increased 11.6% to $34.7 million for

2009 ANNUAL REPORT	19

Part II

2009 compared to 2008 and increased 111.6% to $31.1 million for 2008 compared to 2007. The increases in premiums for 2009 and 2008 were due to high levels of fixed-rate annuity sales as a result of strong demand. See “Business Segments—Asset Management Segment.”

Administrative Fee Revenues

The primary driver for administrative fee revenues is the level of assets under administration in our Asset Management segment, which is driven by equity market performance and asset growth from new net customer deposits. Administrative fee revenues for our Asset Management segment decreased 3.6% to $114.1 million for 2009 compared to 2008 and decreased 0.3% to $118.3 million for 2008 compared to 2007. The decrease in administrative fee revenues for 2009 was due to lower levels of assets managed for retirement accounts during 2009, which was a result of a decline in equity markets. The recovery of equity markets during 2009 and new net deposits moderated the decrease in administrative fee revenues. The slight administrative fee revenues decline for 2008 was due to lower levels of assets managed for retirement accounts, which was the result of declining equity markets for the fourth quarter of 2008. Partially offsetting the decline in administrative fee revenues was continued new net deposits and increased assets under administration for annuities and fees related to commercial mortgage loan origination and servicing. Administrative fee revenues from our Insurance Services segment are primarily from insurance products for which we provide only administrative services. Administrative fee revenues from our Insurance Services segment decreased 9.8% to $8.3 million for 2009 compared to 2008, and increased 9.5% to $9.2 million for 2008 compared to 2007.

Net Investment Income

Net investment income increased 8.4% to $586.5 million for 2009 compared to 2008, and increased 4.8% to $541.0 million for 2008 compared to 2007. Net investment income is affected by changes in levels of invested assets, interest rates, the change in fair value of derivative assets and commercial mortgage loan prepayment fees.

The increase in net investment income for 2009 compared to 2008 was primarily due to an increase of 10.1% to $9.97 billion in average invested assets resulting from additional individual annuity assets under administration. Also contributing to the increase were higher average yields in our commercial mortgage loan portfolio. The portfolio yield for commercial mortgage loans increased to 6.46% at the end of 2009 from 6.39% at the end of 2008. The portfolio yield for fixed maturity securities declined to 5.46% at the end of 2009 from 5.63% at the end of 2008. The increase in net investment income was supplemented by an increase in the fair value of derivative assets. The fair value adjustment to derivative assets resulted in an increase of $4.7 million to net investment income for 2009 compared to a decrease of $11.1 million for 2008. Commercial mortgage loan prepayment fees decreased $4.5 million for 2009 compared to 2008.

Over the past year, we experienced a period of significant widening of credit spreads followed by a period of equally significant tightening of credit spreads, which we are currently experiencing. Given the uncertainty surrounding credit spreads and the direction of interest rates, we may experience lower new money interest rates in the future if credit spreads remain tight and interest rates remain low, or higher new money rates if credit spreads widen or overall interest rates increase. New money interest rates are also affected by the volume and mix of commercial mortgage loan originations and purchases of fixed maturity securities.

The increase in net investment income for 2008 compared to 2007 was primarily due to an increase of 6.9% to $9.05 billion in average invested assets, primarily resulting from business growth in the first three quarters of 2008, as evidenced by premium growth in our insurance businesses, and growth in average assets under administration for the individual fixed-rate annuities. The increase in net investment income was partially offset by decreases in the fair value of derivative assets and in commercial mortgage loan prepayment fees. The fair value adjustment to derivative assets resulted in a decrease in net investment income of $11.1 million and $1.0 million for 2008 and 2007, respectively. Commercial mortgage loan prepayment fees decreased $2.4 million for 2008 compared to 2007. The portfolio yield for our fixed maturity securities increased to 5.63% at the end of 2008 from 5.57% at the end of 2007. The portfolio yield for our commercial mortgage loan portfolio increased to 6.39% at the end of 2008, compared to 6.36% at the end of 2007.

Approximately 91% of our commercial mortgage loans contain a provision that requires the borrower to pay a prepayment fee. These prepayment fees assure us that expected cash flows from commercial mortgage loan investments would be protected in the event of prepayment. As interest rates decrease, potential

20	STANCORP FINANCIAL GROUP, INC.

prepayment fees correspondingly increase. These potentially larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Since 2001, all new commercial mortgage loans originated by us contain this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flow in the event of prepayment. Commercial mortgage loan prepayment fees were $2.8 million, $7.3 million and $9.7 million for 2009, 2008 and 2007, respectively. The lower prepayment fees in 2009 and 2008 reflect fewer customer prepayments due to increases in fees charged for prepayment in a low interest rate environment.

Net Capital Gains (Losses)

Net capital losses were $26.9 million, $128.8 million and $0.6 million for 2009, 2008 and 2007, respectively. Net capital gains and losses are reported in the Other category and primarily occur as a result of other-than-temporary impairments (“OTTI”), from sales of our assets for more or less than amortized cost and from changes to the commercial mortgage loan loss allowance, none of which are likely to occur in regular patterns.

The decrease in net capital losses for 2009 was primarily due to the recovery of the market value of certain fixed maturity securities. Net capital losses for 2009 were primarily due to a $21.1 million additional provision to our commercial mortgage loan loss allowance, $29.1 million from the sales of fixed maturity securities that included losses on holdings in financial institutions, including holdings of certain insurance companies that were downgraded by rating agencies during the current year and $5.9 million in OTTI on fixed maturity securities. The capital losses for 2009 were partially offset by $29.6 million of capital gains from the sale of certain fixed maturity securities.

The net capital losses in 2008 were primarily due to OTTI related to a decline in the market value of certain fixed maturity securities where management determined recovery or the intent to hold the securities was uncertain. In addition, net capital losses were the result of OTTI of fixed maturity securities belonging to various economic sectors, including fixed maturity security holdings of certain bond insurers, financial institutions and several regional banks.

Benefits and Expenses

Benefits to Policyholders

Consolidated benefits to policyholders are affected by four primary factors: reserves that are established in part based on premium levels, claims experience, assumptions used to establish related reserves and current estimates for future benefits on life-contingent annuities. The predominant factors affecting claims experience are incidence, measured by the number of claims, and severity, measured by the magnitude of the claim and the length of time a disability claim is paid. The assumptions used to establish the related reserves reflect expected incidence and severity, as well as new investment interest rates and overall portfolio yield, both of which affect the discount rate used to establish reserves. See “Critical Accounting Policies and Estimates—Reserves.”

The following table sets forth benefits to policyholders by segment for the years ended December 31:

(Dollars in millions)	2009	Percent change	2008	Percent change	2007	Percent change
Benefits to policyholders:
Insurance Services	$1,530.3	(1.3)%	$1,549.7	(1.3)%	$1,569.4	4.8%
Asset Management	45.4	14.4	39.7	77.2	22.4	40.0

Total benefits to policyholders	$1,575.7	(0.9)	$1,589.4	(0.2)	$1,591.8	5.2

The decrease in benefits to policyholders for 2009 compared to 2008 was primarily due to a decline in business growth in our group insurance business, as evidenced by comparatively lower premiums, and comparatively favorable claims experience in our individual disability insurance businesses. The decrease in benefits to policyholders was partially offset by increased life-contingent annuities benefits to policyholders in the Asset

Management segment. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders” and “Business Segments—Asset Management Segment—Benefits and Expenses—Benefits to Policyholders.”

The slight decrease in benefits to policyholders for 2008 compared to 2007 was primarily due to comparatively favorable claims experience in our group insurance

2009 ANNUAL REPORT	21

Part II

business and slowing business growth in the fourth quarter as evidenced by decreased premiums in the fourth quarter of 2008. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders.”

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed-rate annuity deposits in the Asset Management segment and interest paid on life insurance proceeds on deposit in the Insurance Services segment. The primary factors that affect interest credited are growth in general account assets under management, growth in individual fixed-rate annuity liabilities, changes in new investment interest rates and overall portfolio yield, which influence our interest crediting rate for our customers, and changes in customer retention. In addition, the change in the fair value of the embedded derivative associated with our indexed annuity product that is reported as interest credited may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility. See “Business Segments—Asset Management Segment—Benefits and Expenses—Interest Credited” for information regarding the interest credited on our indexed annuity product.

Consolidated interest credited increased by $34.9 million to $145.6 million for 2009, compared to $110.7 million for 2008. The increase in consolidated interest credited was primarily due to favorable market conditions and individual annuity sales leading to growth in average individual annuity assets under administration. Average individual annuity assets under administration increased 32.7% to $2.22 billion for 2009 compared to 2008.

Consolidated interest credited increased by $1.9 million to $110.7 million for 2008, compared to $108.8 million for 2007. The increase reflected significant growth in individual fixed-rate annuity deposits of $760.7 million, or a 58.7% increase over balances at December 31, 2007.

Growth in general account assets for our retirement plans and individual fixed-rate annuities businesses was 11.2% for 2009 compared to 2008, and 28.0% for 2008 compared to 2007. See “Business Segments—Asset Management Segment—Benefits and Expenses—Interest Credited.”

Operating Expenses

Operating expenses increased 1.5% to $476.2 million for 2009 compared to 2008, and increased 7.9% to

$469.2 million for 2008 compared to 2007. The increase in operating expense for 2009 compared to 2008 was primarily due to one-time costs of $18.6 million related to severance costs and lease terminations, partially offset by a decrease in compensation expense due to a reduction in employee headcount related to cost reduction initiatives. These cost reduction initiatives are expected to enhance our operating efficiencies and to reduce our annualized operating expenses by approximately $25 million. The benefits from these enhanced efficiencies began in the second half of 2009. The run rate savings will be partially offset by continuing product and capability enhancement expenses and the expected effects of employee medical cost inflation. We expect consolidated 2010 operating expense levels to be similar to levels in 2008. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 20—Severance, Lease Terminations, Relocation and Restructuring.”

The increased operating expenses for 2008 compared to 2007 were due to business growth in the first three quarters of the year, technology infrastructure costs related to the integration of group annuity and trust product platforms used to administer our retirement plans business, and additional incentive compensation accruals reflecting strong results in our Insurance Services segment. See “Business Segments—Insurance Services Segment—Operating Expenses” and “Business Segments—Asset Management Segment—Operating Expenses.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, growth in assets under administration and the profitability of business in each of our segments. Commissions and bonuses decreased 11.2% to $202.0 million for 2009 compared to 2008, and increased 14.9% to $227.6 million for 2008 compared to 2007.

The decrease for 2009 compared to 2008 was primarily due to lower maintenance commissions as a result of lower assets under administration in our retirement plans business for the first three quarters of 2009 and lower premium levels in our group insurance businesses. The increase for 2008 compared to 2007 was primarily due to premium growth in our insurance businesses and strong individual annuity sales in 2008.

22	STANCORP FINANCIAL GROUP, INC.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period, which averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions and have a combined estimated weighted-average remaining life of approximately 9.3 years. The amortization for the marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.” The net deferral for DAC, VOBA and intangibles for 2009 decreased $28.9 million compared to 2008 and increased $14.5 million for 2008 compared to 2007. Net deferrals decreased $25.7 million in the individual annuity business for 2009, primarily due to lower individual annuity sales and an increase in DAC amortization resulting from derivative gains from our indexed annuities. In addition, net deferrals in the Insurance Services segment decreased $4.0 million for 2009, primarily due to lower individual disability sales and the termination of a small block of individual disability contracts. The large increase in net deferrals in 2008 was due to an increase in individual annuity sales.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state effective tax rates were 33.8%, 32.4% and 33.4% for 2009, 2008 and 2007, respectively. The lower effective income tax rate for 2008 was primarily the result of the favorable resolution of prior year tax matters during that year. At December 31, 2009, the years open for audit by the Internal Revenue Service (“IRS”) were 2006 through 2009. The federal statute of limitations for the 2005 tax year expired at the end of December 2009. See Item 8, “Financial Statements

and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes” for more information on the change in the effective tax rate.

BUSINESS SEGMENTS

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including one-time costs, net capital gains and losses related to the impairment or the disposition of our invested assets and adjustments made in consolidation.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	2009	2008	2007
Insurance Services	86.3%	88.1%	88.8%
Asset Management	13.7	11.9	11.2

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $356.3 million, $366.4 million and $322.6 million for 2009, 2008 and 2007, respectively. Results for 2009 reflected lower premiums in our group insurance business, partially offset by higher premiums and favorable claims experience in our individual disability business compared to 2008. Results for 2008 reflected favorable claims experience in our group insurance business, partially offset by unfavorable claims experience in our individual disability business compared to 2007. Results for 2008 also reflected premium growth due in part

2009 ANNUAL REPORT	23

Part II

to premiums from large case sales generated in 2007, partially offset by three large case terminations in 2008. Income before income taxes for this segment for 2007 was affected by premium growth and comparatively favorable claims experience in our group insurance and individual disability businesses.

The following table sets forth key indicators that management uses to manage and assess the performance of the Insurance Services segment:

(Dollars in millions)	2009	2008	2007
Premiums:
Group life and AD&D	$819.6	$850.3	$807.2
Group long term disability	825.6	862.9	869.8
Group short term disability	205.7	215.5	219.5
Group other	79.5	75.8	70.8
ERRs	(40.2)	(44.6)	(37.2)
Individual disability	177.0	149.2	133.5
Total premiums	$2,067.2	$2,109.1	$2,063.6
Group insurance sales (annualized new premiums) reported at contract effective date	$287.8	$292.5	$408.8
Individual disability sales (annualized new premiums)	23.0	26.4	23.9
Group insurance benefit ratio (% of premiums)	74.7%	73.6%	77.4%
Individual disability benefit ratio (% of premiums)	69.3	78.7	69.3
Segment operating expense ratio (% of premiums)	16.2	16.0	15.2

Revenues

Revenues for the Insurance Services segment decreased 1.8% to $2.41 billion for 2009 compared to 2008, primarily due to decreased premiums in our group insurance business, partially offset by increased premiums in our individual disability business. Revenues for the Insurance Services segment increased 2.4% to $2.46 billion for 2008 compared to 2007, primarily due to premium growth of 2.2% and increased net investment income in our group insurance business.

Premiums

The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines due to employment and wage rate growth from existing group policyholders.

Premiums for the Insurance Services segment decreased 2.0% for 2009 compared to 2008, and increased 2.2% for 2008 compared to 2007. The decrease in premiums for 2009 was attributable to our group insurance business, which was affected by a lack of organic growth due to negative employment growth, low wage growth and reduced persistency caused in part by competitive pressure on pricing as our customers continued to navigate a challenging economy that began in the second half of 2008. The increase in individual disability premiums for 2009 primarily related to approximately $18 million received related to the termination of reinsurance on a small block of individual disability reinsured policies and claims compared to $3.7 million received for a similar reinsurance termination in 2008. Offsetting the premiums received in these terminations of reinsurance were approximately $18 million and $3.9 million in additional reserves assumed in 2009 and 2008, respectively. The termination of these agreements was made primarily for the purpose of gaining administrative efficiencies. Premium growth in 2008 was also affected by a 2007 single reserve buyout of $19.3 million. Premium growth for 2008 compared to 2007, adjusted for the single reserve buyout of $19.3 million, was 3.2%.

Premiums were offset by ERRs of $40.2 million, $44.6 million and $37.2 million for 2009, 2008 and 2007, respectively. ERRs, which are refunds to certain group contract holders based on claims experience, can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

Sales. Sales of our group insurance products reported as annualized new premiums were $287.8 million, $292.5 million and $408.8 million for 2009, 2008 and 2007, respectively. The group insurance market for 2009 continued to reflect a price-competitive sales environment. Sales in 2007 included a few large accounts and a single premium sale of $19.3 million related to a reserve buyout. Excluding the single premium sale of $19.3 million in 2007, sales declined 24.9% for 2008 compared to 2007.

Persistency. During 2009, persistency was under pressure from a price-competitive sales environment, especially in the larger case market. Persistency in our group insurance business increased to 83.8% for 2009, compared to 82.9% for 2008. Although the increase in persistency was favorable compared to 2008, the 2009 persistency was below our historical average, which was 86.4% for the previous five years. Persistency in our individual disability products remained favorable. A significant portion of our in force individual disability policies are non-cancelable.

Organic Growth. A portion of premium growth in our group insurance in force business is affected by employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees. Unfavorable economic conditions resulted in rapidly rising unemployment and negatively

24	STANCORP FINANCIAL GROUP, INC.

affected both wage and job growth since the second half of 2008, adversely affecting the organic growth in our group insurance businesses. The decline in premiums in our group insurance business was mitigated by the concentration of our group insurance business in sectors that stay relatively stable during various economic cycles.

Net Investment Income

Net investment income for the Insurance Services segment remained relatively flat with a decrease of 0.7% to $335.1 million for 2009 compared to 2008. Net investment income for the Insurance Services segment increased 3.6% to $337.5 million for 2008 compared to 2007 primarily due to growth in average invested assets due to business growth, as evidenced by premium growth. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors drive benefits to policyholders: reserves that are established in part based on premium level, claims experience and the assumptions used to establish related reserves. The predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid. The assumptions used to establish the related reserves reflect claims incidence and claims severity, in addition to new money investment interest rates and overall portfolio yield, as both affect the discount rate used to establish reserves.

Benefits to policyholders, including interest credited, for the Insurance Services segment decreased 1.6% to $1.54 billion for 2009 compared to 2008, and decreased 1.6% to $1.56 billion for 2008 compared to 2007. The decrease for 2009 compared to 2008 was primarily due to comparatively lower premiums in our group insurance business, favorable claims experience in our individual disability insurance business and the release of group long term disability reserves of $16.6 million as a result of favorable incidence and recovery patterns compared to reserving assumptions. These factors were offset by an increase in reserves of approximately $18 million in 2009 related to the termination of reinsurance on a small block of reinsured policies and claims and an increase in individual disability claims reserves of $11.5 million reflecting unfavorable claim termination patterns compared to reserve assumptions on a small block of individual disability claims.

There was also a termination of reinsurance in 2008 that resulted in an increase in reserves of $3.9 million. The decrease in benefits to policyholders, including interest credited, for the Insurance Services segment for 2008 primarily resulted from favorable claims experience, offset by business growth in the first three quarters of the year as evidenced by premium growth. Premiums for the Insurance Services segment decreased 2.0% for 2009 compared to 2008, and increased 2.2% for 2008 compared to 2007.

Growth in our in force block, as evidenced by premium growth, is one of the primary factors that drive benefits to policyholders. The benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for 2009 was 74.7%, compared to 73.6% for 2008 and 77.4% for 2007. The benefit ratio for 2009 was in line with our estimated annual range for 2009 of 73.6% to 78.3%. Claims experience and the corresponding benefit ratio can fluctuate widely from quarter to quarter, but will be more stable when measured on an annual basis.

The benefit ratio for our individual disability business was 69.3% for 2009, compared to 78.7% for 2008 and 69.3% for 2007. The decrease in the benefit ratio for 2009 was primarily due to a decline in the severity of new claims and favorable termination experience during 2009. The increase in the benefit ratio for 2008 compared to 2007 primarily reflected less favorable claims experience. The benefit ratios for 2009 and 2008 for our individual disability business included approximately $18 million and $3.7 million, respectively, of premiums and approximately $18 million and $3.9 million, respectively, of additional reserves related to the termination of reinsurance on certain reinsured policies and claims. Excluding the effects of this termination of reinsurance, the benefit ratio would have been 65.8% for 2009, compared to 78.0% for 2008. Due to the relatively smaller size of our individual disability business, claims experience and the corresponding benefit ratio tend to fluctuate widely from quarter to quarter.

In 2006, we adjusted the claim termination rate assumptions for the reserves on a small block of individual disability claims based on an industry table. These assumptions were further refined in 2009, 2008 and 2007 and resulted in increases in reserves of $11.5 million, $2.5 million and $7.4 million, respectively. Our block of business is relatively small, and, as a result, we view a blend

2009 ANNUAL REPORT	25

Part II

of the released industry table and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and, if necessary, will adjust reserves accordingly.

We generally expect the individual disability benefit ratio to trend down over the long-term to reflect the growth in the business outside of the large block of disability business assumed in 2000 from Minnesota Life, and we expect there to be a corresponding shift in revenues from net investment income to premiums. The anticipated general decrease in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business.

The discount rate used for the fourth quarter of 2009 for newly incurred long term disability claim reserves and life waiver reserves decreased 125 basis points to 4.50% from 5.75% for the fourth quarter of 2008. The discount rate is based on the rate we received on newly invested assets during the previous 12 months, less a margin. We also consider expected investment yields and our overall average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. Based on our current size, every 25 basis point decrease in the discount rate would result in an increase of approximately $2 million per quarter of benefits to policyholders. The discount rate used in the fourth quarter of 2007 for newly established long term disability claim reserves was 5.35%.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at December 31, 2009 was 41 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses in the Insurance Services segment decreased 1.3% to $333.9 million for 2009 compared to 2008, and increased 8.0% to $338.4 million for 2008 compared to 2007. Operating expenses as a percentage of premiums were 16.2%, 16.0% and 15.2% for 2009, 2008 and 2007, respectively. The decrease in operating expenses for 2009 was primarily due to a decline in compensation expenses as a result of cost reduction initiatives implemented in 2009 and a decline in consulting expenses. One-time costs related to these initiatives are included in the Other category. See “Other.” The increase in operating expenses for 2008 compared to 2007 was primarily due to increased variable compensation accruals and the administrative costs on new group insurance business resulting from a few large case sales that occurred in 2007.

Asset Management Segment

Income before income taxes for the Asset Management segment increased 6.9% to $37.3 million for 2009 compared to 2008, and decreased 18.6% to $34.9 million for 2008 compared to 2007. The increase for 2009 compared to 2008 reflected an increase in net investment income and lower operating expenses. The decrease for 2008 compared to 2007 reflected the effect of declining equity markets on revenues in our retirement plans business and an increase in operating expenses. Expense levels for the segment were higher for 2008 due to integration and infrastructure work in the retirement plans business.

The following tables set forth key indicators that management uses to manage and assess the performance of the Asset Management segment:

(Dollars in millions)	2009	2008	2007
Premiums:
Retirement plans	$0.7	$1.6	$0.8
Individual annuities	34.0	29.5	13.9
Total premiums	$34.7	$31.1	$14.7
Administrative fees:
Retirement plans	$88.5	$95.2	$100.1
Other financial services business	25.6	23.1	18.6
Total administrative fees	$114.1	$118.3	$118.7
Net investment income:
Retirement plans	$85.8	$85.3	$83.4
Individual annuities	133.9	79.9	70.0
Other financial services income	14.3	18.6	16.8
Total net investment income	$234.0	$183.8	$170.2
Sales (individual annuity deposits)	$398.8	$895.4	$210.7
Interest credited (% of net investment income):
Retirement plans	57.5%	57.0%	54.9%
Individual annuities	68.4	64.2	67.0
Retirement plans:
Operating expenses (% of average assets under administration)	0.65%	0.62%	0.56%

26	STANCORP FINANCIAL GROUP, INC.

December 31 (In millions)	2009	2008	2007
Assets under administration:
Retirement plans general account	$1,540.1	$1,479.8	$1,467.1
Retirement plans separate account	4,174.5	3,075.9	4,386.4
Total retirement plans insurance products	5,714.6	4,555.7	5,853.5
Retirement plans trust products	10,065.7	9,911.6	12,872.1
Individual annuities	2,390.9	2,056.6	1,295.9
Commercial mortgage loans under administration for other investors	2,588.8	2,526.2	1,899.4
Other	1,093.9	644.7	447.3
Total assets under administration	$21,853.9	$19,694.8	$22,368.2

Revenues

Revenues from the retirement plans business include plan and trust administration fees, fees on equity investments held in separate account assets and other assets under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement, including the sale of immediate annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders.

Revenues for the Asset Management segment increased 14.9% to $382.8 million for 2009 compared to 2008, and increased 9.7% to $333.2 million for 2008 compared to 2007. The increase in revenues for 2009 was primarily due to an increase in net investment income. The increase in net investment income for 2009 compared to 2008 was primarily due to an increase in average individual annuity assets under administration, higher average yields in our commercial mortgage loan portfolios and derivative gains on indexed annuities.

The increase in revenues for 2008 was primarily due to sales growth in our life-contingent individual fixed-rate annuities business. Revenues for 2008 were also affected by increased contract administration fees in our investment advisory business and increased fee revenues related to the origination and servicing of commercial mortgage loans for third parties. Individual fixed-rate annuity sales were $895.4 million for 2008, or 325.0% higher than for 2007 and reflected strong demand, strong growth in our distribution channels and less competition from banks and alternative investments. Revenue growth for 2008 was partially offset by a decrease in revenues in the retirement plans business reflecting the effect of declining equity markets.

Premiums

Premiums for the Asset Management segment are generated from life-contingent annuities, which are primarily a single-premium product. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Increases or decreases in premiums for life-contingent annuities correlate with corresponding increases or decreases to benefits to policyholders. Premiums for the Asset Management segment were $34.7 million, $31.1 million and $14.7 million for 2009, 2008 and 2007, respectively. The large increase in premiums for 2008 was due to strong life-contingent annuity sales as a result of strong demand and higher relative return rates.

Administrative Fee Revenues

Administrative fee revenues for the Asset Management segment include both asset-based and plan-based fees related to our retirement plans and investment advisory businesses and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fee revenues is the level of average assets under administration for retirement plans, which is driven by equity market performance and asset growth due to new net customer deposits.

The following table sets forth key indicators to assess administrative fee revenues:

(In millions)	2009	2008	2007
Administrative fee revenues	$114.1	$118.3	$118.7
Average retirement plan assets under administration	15,123.8	16,596.5	17,482.8
Total average assets under administration	20,774.4	21,031.5	20,693.8

The decline in administrative fee revenues for 2009 was due to lower average retirement plans assets under administration, which was a result of declining equity markets during the last half of 2008 and the first half of 2009. The lower administrative fee revenues in 2008 compared to 2007 resulted from a decline in retirement plans assets under administration due to declining equity markets, partially offset by increased administrative fee

2009 ANNUAL REPORT	27

Part II

revenues from commercial mortgage loan servicing and increased fee revenues from our investment advisory business.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originated $718.5 million, $1.37 billion and $1.45 billion of commercial mortgage loans for 2009, 2008 and 2007, respectively. The decrease in originations for 2009 was primarily due to a reduction in demand from quality borrowers in the current credit environment and lower purchase and sale activity in the commercial real estate market. The decrease in originations for 2008 was due to reduced demand in the fourth quarter of 2008 from borrowers because of higher interest rates. While originations decreased from 2007, originations for 2008 were still strong due to overall favorable interest rate conditions accompanied by increased demand for fixed-rate commercial mortgage loans. The strong originations also reflected a less competitive origination market, partially due to decreased competition from securitized lenders. Commercial mortgage loans managed for other investors increased 2.5% from December 31, 2008 to December 31, 2009, and 33.0% from December 31, 2007 to December 31, 2008.

Net Investment Income

Net investment income for the Asset Management segment increased 27.3% to $234.0 million for 2009 compared to 2008, and increased 8.0% to $183.8 million for 2008 compared to 2007. The increase in net investment income for 2009 compared to 2008 was primarily due to an increase in average individual annuity assets under administration, higher average yields in our commercial mortgage loan portfolios and derivative gains on indexed annuities. The portfolio yield for commercial mortgage loans increased to 6.46% at the end of 2009 from 6.39% at the end of 2008. The portfolio yield for fixed maturity securities declined to 5.46% at the end of 2009 from 5.63% at the end of 2008. The increase in net investment income was supplemented by an increase in the fair value of derivative assets. The fair value adjustment to derivative assets resulted in an increase of $4.7 million to net investment income for 2009, compared to a decrease of $11.1 million for 2008. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Derivative Financial Instruments.”

The increase in net investment income for 2008 was primarily reflective of increases in average retirement plan general account and individual annuity assets under administration. The increase was partially offset by decreases in commercial mortgage loan prepayment fees and in the fair value of derivative instruments in 2008. Average retirement plan general account assets under administration increased 4.2% to $1.47 billion for 2008 compared to 2007. Average individual annuity assets under administration increased 32.5% to $1.68 billion for 2008 compared to 2007. The significant increase in average individual annuity assets under administration was due to very strong individual annuity sales in 2008. Commercial mortgage loan prepayment fees decreased $2.4 million for 2008 compared to 2007. The fair value of derivative instruments decreased $11.1 million for 2008, compared to a decrease in the fair value of $1.0 million for 2007. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Derivative Financial Instruments.” Excluding the effect of changes in the derivative instruments, net investment income increased 13.8% to $194.9 million for 2008 compared to 2007.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment represents current and future benefits on life-contingent annuities, which vary with life-contingent annuity sales. Benefits to policyholders for the Asset Management segment increased $5.7 million to $45.4 million for 2009 compared to 2008, and increased $17.3 million to $39.7 million for 2008 compared to 2007. Changes in the level of benefits to policyholders will correlate to changes in premium levels because these annuities are primarily single-premium life-contingent annuity products with a significant portion of all premium payments established as reserves. Asset Management segment premiums increased $3.6 million to $34.7 million for 2009 compared to 2008, and increased $16.4 million to $31.1 million for 2008 compared to 2007.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed-rate annuity deposits. Interest credited for the Asset Management segment increased 41.0% to $140.9 million for 2009 compared to 2008, and increased 7.8% to $99.9 million for 2008 compared to 2007. The increase in interest credited for 2009 compared to 2008 primarily reflected changes in the fair value of derivatives and growth in average individual annuity assets under administration from individual annuity sales. Average assets under

28	STANCORP FINANCIAL GROUP, INC.

administration for individual annuities increased 32.7% for 2009 compared to 2008. Interest credited on indexed annuities was reduced by $0.4 million for 2009, compared to a reduction of interest credited of $9.2 million for 2008 primarily due to fluctuations in the Standard & Poor’s (“S&P”) 500 Index.

The increase in interest credited for 2008 compared to 2007 primarily reflected significant growth in individual fixed-rate annuity assets under administration of $760.7 million, or a 58.7% increase over the balance at December 31, 2007. The increase in interest credited was partially offset by a decline in the S&P 500 Index, which is used in valuing our indexed annuities. Interest credited on indexed annuities was reduced by $9.2 million for 2008, compared to an increase in interest credited of $1.6 million for 2007 primarily due to the fluctuations in S&P 500 Index. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Derivative Financial Instruments.”

Operating Expenses

Operating expenses for the Asset Management segment decreased 3.4% to $126.9 million for 2009 compared to 2008. The decrease was primarily due to a decline in compensation expenses as a result of cost reduction initiatives in 2009. One-time costs are included in the Other category. See “Other.”

Operating expenses for the Asset Management segment increased 9.3% to $131.4 million for 2008 compared to 2007. The increase in operating expenses for 2008 was primarily due to planned technology infrastructure costs related to completing the integration of our group annuity and trust product administrative platforms used to administer our retirement plans business. In addition, we acquired DPA, Inc. (“DPA”), a retirement plans business based in Portland, Oregon in the third quarter of 2007. Operating expenses for 2008 included $3.6 million in expenses related to the operations of DPA.

Other

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including one-time costs, net capital gains and losses related to the impairment or the disposition of our invested assets and adjustments made in consolidation.

The Other category reported a loss before income taxes of $77.9 million, $160.2 million and $23.8 million for 2009, 2008 and 2007, respectively. The loss before income taxes for these same periods included net capital losses of $26.9 million, $128.8 million and $0.6 million, respectively. Net capital losses for 2009 were primarily due to a $21.1 million additional provision to our commercial mortgage loan loss allowance, $29.1 million from the sales of fixed maturity securities that included losses on holdings in financial institutions, including holdings of certain insurance companies that were downgraded by rating agencies during the current year and $5.9 million in OTTI on fixed maturity securities. The capital losses for 2009 were partially offset by $29.6 million of capital gains from the sale of certain fixed maturity securities. During 2009, we charged off $8.3 million from the commercial mortgage loan loss allowance due to foreclosed loans. The net change to the loan loss allowance for 2009 was $12.8 million. The loss before income taxes for 2009 also included one-time costs of $18.6 million, primarily related to severance costs and lease terminations associated with cost reduction initiatives. These cost reduction initiatives are expected to enhance our operating efficiencies and reduce our annualized operating expenses by approximately $25 million. The benefits from these enhanced efficiencies began in the second half of 2009. See “Liquidity and Capital Resources—Financing Cash Flows,” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 20—Severance, Lease Terminations, Relocation and Restructuring.”

The net capital losses in 2008 were primarily due to OTTI related to a decline in the market value of certain fixed maturity securities where management determined recovery or the intent to hold the securities was uncertain. Net capital losses for 2008 were the result of other-than-temporary impairments in the fixed maturity securities belonging to various economic sectors, including fixed maturity security holdings of certain bond insurers, financial institutions and several regional banks. The additional loss before income taxes for 2008 compared to 2007 included additional interest expense of $8.6 million primarily related to the $300 million junior subordinated debentures (“Subordinated Debt”) issued in May 2007. See “Liquidity and Capital Resources—Financing Cash Flows.”

2009 ANNUAL REPORT	29

Part II

LIQUIDITY AND CAPITAL RESOURCES

Asset-Liability and Interest Rate Risk Management

Asset-liability management is a part of our risk management structure. The risks we assume related to asset-liability mismatches vary with economic conditions. The primary sources of economic risk are interest-rate related and include changes in interest rate term risk, credit risk and liquidity risk. It is generally management’s objective to align the characteristics of assets and liabilities so that our financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in different investments so that the likelihood of meeting our financial obligations is increased. See “—Investing Cash Flows.”

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at December 31, 2009.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds as a percentage of our fixed maturity security investments were 2.8% at December 31, 2009. Since 2001, all commercial mortgage loans originated by us contain a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 91% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flow in the event of prepayment.

Our financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. We have analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2009 and 2008, using a hypothetical 10% increase in interest rates and related qualitative information on how we manage interest rate risk. The interest rate sensitivity analysis was based upon our fixed maturity securities and commercial mortgage loans held at December 31, 2009 and 2008. Interest rate sensitivity of our financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year-end 10-year U.S. Government Treasury bond yield, or 0.38% and 0.23% for the 2009 and 2008 analyses, respectively. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using our payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of our financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of our financial assets that resulted from the model was estimated to be $144 million and $78 million at December 31, 2009 and 2008, respectively.

Additionally, a cash management process is in place that anticipates short-term cash needs. Depending upon capital market conditions, anticipated cash needs may be covered by liquid asset holdings or a draw upon our line of credit. In almost all cases, borrowed funds can be retired from normal operating cash flows in conjunction with adjustments to long-term investing practice within half a year. For more information about our line of credit, see “—Financing Cash Flows,” and Part I, Item 1A, “Risk Factors.”

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals and was $441.4 million, $361.8 million and $485.7 million for 2009, 2008 and 2007, respectively. The increase in other, net for 2009 was primarily due to the receipt of a tax refund from a 2008 favorable resolution of prior year tax matters and fluctuations in other liabilities.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

30	STANCORP FINANCIAL GROUP, INC.

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

Net cash used in investing activities was $907.6 million, $1.03 billion and $597.0 million for 2009, 2008 and 2007, respectively. The decrease in net cash used in investing activities for 2009 compared to 2008 was primarily due to lower commercial mortgage loan originations and lower individual annuity sales. The increase in net cash used in investing activities from 2008 compared to 2007 was primarily due to increased investments from growth in the individual annuity business.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans. At December 31, 2009, our portfolio consisted of 58.3% fixed maturity securities, 40.5% commercial mortgage loans, and 1.2% real estate.

Fixed Maturity Securities

Our fixed maturity securities totaled $6.17 billion at December 31, 2009. We believe that we maintain prudent diversification across industries, issuers and maturities. We have avoided the types of structured products that do not meet an adequate level of transparency for good decision making. Our corporate bond industry diversification targets are based on the Bank of America Merrill Lynch U.S. Corporate Master Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The weighted-average credit quality of our fixed maturity securities investment portfolio was A (Standard & Poor’s) at December 31, 2009. The percentage of fixed maturity securities below investment-grade was 5.4% and 4.9% at December 31, 2009 and 2008, respectively. At December 31, 2009, fixed maturity securities on our watch list totaled $19.6 million in fair value and $26.0 million in amortized cost after OTTI of $5.9 million during 2009. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2009.

At December 31, 2009, our fixed maturity securities portfolio had gross unrealized capital gains of $284.8 million and gross unrealized capital losses of $41.1 million. The unrealized capital losses included $3.6 million related to noncredit losses that were reclassified from retained earnings to accumulated other comprehensive income. Our fixed maturity securities portfolio generates unrealized gains or losses primarily resulting from available interest rates that are lower or higher relative to our holdings at the reporting date. In addition, changes in the spread between the risk-free rate and market rates for any given issuer can fluctuate based on the demand for the instrument, the near-term prospects of the issuer and the overall economic climate. During 2009, the interest rate spread for several sectors of the market tightened, which was a primary driver of the increase in net unrealized capital gains during the year.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

Commercial mortgage loan originations for our portfolios and for external investors were $718.5 million, $1.37 billion and $1.45 billion for 2009, 2008 and 2007, respectively. The comparative decreases in originations were primarily due to a reduction in demand from quality borrowers in the current credit environment. The level of commercial mortgage loan originations in any year is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

At December 31, 2009, StanCorp Mortgage Investors serviced $4.28 billion in commercial mortgage loans for subsidiaries of StanCorp and $2.59 billion for other institutional investors, compared to $4.08 billion serviced for subsidiaries of StanCorp and $2.53 billion for other institutional investors at December 31, 2008.

2009 ANNUAL REPORT	31

Part II

The estimated average loan to value ratio for the overall portfolio was approximately 66% at December 31, 2009. The average loan balance retained by us in the portfolio was approximately $0.8 million at December 31, 2009. We have the contractual ability to pursue full personal recourse on approximately 70% of our loans and partial personal recourse on a majority of the remaining loans. Average capitalization rates were 9.0% for the portfolio.

Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $7.5 million and $7.6 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, there were 29 commercial mortgage loans totaling $17.3 million in our portfolio that were more than sixty days delinquent, of which 10 commercial mortgage loans with a total balance of $6.2 million were in the process of foreclosure. We had a net balance of restructured loans of $28.7 million at December 31, 2009. Our commercial mortgage loan loss allowance increased $12.8 million to $19.6 million at December 31, 2009, compared to $6.8 million at December 31, 2008, to account for probable future losses based on conditions existing at December 31, 2009. Our commercial mortgage loan delinquency rate remained low as a percentage of our total portfolio at 0.40% and 0.19% at December 31, 2009 and December 31, 2008, respectively. For 2009, 25 commercial mortgage loans from 11 different states were foreclosed or acquired through deed in lieu in the amount of $33.2 million. The foreclosure of these loans resulted in an overall loss of $8.3 million for 2009, with no individual state representing more than $1.4 million of the losses. For 2009, the value of real estate acquired as a result of this activity was $24.2 million.

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, we expect our delinquency rate will remain contained and our portfolio will continue its history of solid performance. We feel that our business approach of intensively underwriting high-quality loans will help us keep problem loans to a reasonable level. We have steadfastly avoided the types of structured products that do not meet an adequate level of transparency for good decision making. At December 31, 2009, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios ourselves, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our largest concentration of commercial mortgage loan property type was retail properties and primarily consisted of convenience related properties in strip malls, convenience stores and restaurants. At December 31, 2009, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	48.3% retail properties.
•	18.7% office properties.
•	18.1% industrial properties.
•	7.6% hotel/motel properties.
•	4.1% commercial properties.
•	3.2% apartment and agricultural properties.

At December 31, 2009, our commercial mortgage loan portfolio was diversified regionally as follows:

•	46.7% Western region.
•	28.7% Eastern region.
•	24.6% Central region.

Commercial mortgage loans in California accounted for 26.9% of our commercial mortgage loan portfolio at December 31, 2009. The next largest concentration by state is 10.4%. Through this concentration in California, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires that may affect certain areas of the western region. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. We diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, when we underwrite new loans, we do not require earthquake insurance for properties on which we make commercial mortgage loans. However, we do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in the western region to have a material adverse effect on our business, financial position, results of operations or cash

32	STANCORP FINANCIAL GROUP, INC.

flows. Currently, our California exposure is primarily in Los Angeles County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. Due to the concentration of commercial mortgage loans in California, a continued economic decline in California could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2009, we had outstanding commitments to fund commercial mortgage loans totaling $52.2 million, with fixed interest rates ranging from 6.00% to 7.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $294.0 million, $741.9 million and $261.1 million for 2009, 2008 and 2007, respectively.

The decrease in funds provided by financing cash flows for 2009 compared to 2008 was primarily due to a reduction in the level of new individual annuity deposits, resulting in a decrease of policyholder deposits net of withdrawals, and by a $34.4 million increase in cash used to repurchase shares of common stock.

The primary drivers of financing cash flows for 2008 were the growth in individual annuity deposits due to increased individual annuity sales and reduced share repurchases in 2008 compared to 2007. In 2007, proceeds from the issuance of a $300 million hybrid debt offering provided the primary contribution to proceeds from financing activities, partially offset by increased activity in our share repurchase program.

We repurchased common stock at a total cost of $59.3 million, $24.9 million and $235.6 million for 2009, 2008 and 2007, respectively. We repurchased common stock shares of 1.6 million, 0.5 million and 4.8 million during 2009, 2008 and 2007, respectively. At December 31, 2009, there were 1.3 million shares remaining under our current share repurchase program.

We maintain a $200 million senior unsecured revolving credit facility (“Facility”) that expires June 15, 2013. The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity. Borrowings under the Facility will continue to be used to provide for working capital, for issuance of letters of credit and for general corporate purposes of the Company and our subsidiaries.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At December 31, 2009, we had a debt to total capitalization ratio of 25.7% and consolidated net worth of $1.61 billion as defined by the financial covenants. We believe we will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization

2009 ANNUAL REPORT	33

Part II

fees. At December 31, 2009, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

We have $250 million of 6.875%, 10-year senior notes (“Senior Notes”) that mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October.

We have $300 million of 6.90%, Subordinated Debt. The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years (prior to June 1, 2017) and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable after year 10 (on or after June 1, 2017) and only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month London Interbank Offered Rate plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp has not deferred interest on the Subordinated Debt. We primarily used the proceeds from the sale of the Subordinated Debt to repurchase shares of common stock and to fund the acquisition by StanCorp Real Estate, LLC (a wholly owned subsidiary) of certain real estate assets from Standard.

CAPITAL MANAGEMENT

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our insurance subsidiaries’ target is generally to maintain capital at 300% of the Company Action Level Risk-based capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held capital equal to 355% of the Company Action Level RBC at December 31, 2009. At December 31, 2009, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.33 billion.

The levels of capital in excess of targeted RBC we generate vary inversely in relation to the level of our premium growth. As premium growth increases, capital is utilized to fund additional reserve requirements, meet increased regulatory capital requirements based on premium, and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target levels. Higher levels of premium growth can result in increased utilization of capital beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital produced by the business exceeds the capital utilized to meet these requirements, which can result in additional capital above our targeted RBC level. At our expected growth rate, in 2010, we anticipate generating between $150 million and $200 million of capital in excess of our 300% RBC target. In addition to the capital carried on the insurance subsidiaries, our non-insurance subsidiaries also hold capital in excess of regulatory requirements.

During 2009, our available capital increased approximately $160 million to over $290 million. Approximately $40 million of the increase was related to the adoption of Statements of Statutory Accounting Practices (“SSAP”) No. 10R—Income Taxes—Revised, A Temporary Replacement of SSAP No. 10, and approximately $36 million of the increase was related to an improvement in the Mortgage Experience Adjustment Factor in the RBC calculation.

Dividends from Insurance Subsidiary

Our ability to pay dividends to our shareholders, repurchase our shares and meet our obligations substantially depends upon the receipt of distributions from its subsidiaries, including Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors. One factor considered by the board is the ability to maintain adequate capital according to Oregon statute. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. If the proposed dividend exceeds certain statutory limitations, Standard must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to decline requests for dividends in excess of these limits. There are no regulatory restrictions on dividends from our non-insurance subsidiaries.

34	STANCORP FINANCIAL GROUP, INC.

In February 2010, the board of directors approved dividends from Standard of up to $200 million during 2010. The approved dividend amount for 2010 is not in excess of the current statutory limitations under the Oregon Insurance Division and we therefore do not have to seek approval from the Oregon Insurance Division for the approved 2010 dividend amount.

Standard paid ordinary cash dividends to StanCorp totaling $170.0 million and $60.0 million, in 2009 and 2008, respectively. The decreased dividends paid to StanCorp from Standard in 2008 compared to 2009 reflected a decision in 2008 to maintain capital in Standard in excess of 300% of the Company Action Level RBC. Prior to 2008, capital for Standard was maintained at a level in excess of 275% of the Company Action Level RBC. At December 31, 2009, capital in the insurance subsidiaries was 355% of the Company Action Level RBC.

Dividends to Shareholders

On November 9, 2009, our board of directors declared an annual cash dividend of $0.80 per share, calculated and payable on a per share basis. The dividend was paid on December 4, 2009 to shareholders of record on November 20, 2009. In 2008 and 2007, we paid an annual cash dividend of $0.75 and $0.72 per share, respectively. The declaration and payment of dividends in the future is subject to the discretion of our board of directors. It is anticipated that annual dividends will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999.

Share Repurchases

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, other potential growth opportunities, or priorities for capital use. On November 9, 2009, the board of directors authorized a share repurchase program of up to 2.0 million shares of StanCorp common stock, which expires December 31, 2011. The November 2009 repurchase program took effect upon the completion of the previous share repurchase program. On February 8, 2010, the board of directors authorized an additional share repurchase program of up to 3.0 million shares of StanCorp common stock. The February 2010 repurchase program will take effect upon the completion of the November 2009 repurchase program and also expires on December 31, 2011.

During 2009, we repurchased 1.6 million shares of common stock at a total cost of $59.3 million for a volume weighted-average price of $38.20 per common share. At December 31, 2009, there were 1.3 million shares remaining under our November 2009 share repurchase program. During 2009, we acquired 5,584 shares of common stock from executive officers and directors to cover tax liabilities of these officers and directors resulting from the release of performance-based shares and retention-based shares at a total cost of $0.2 million for a volume weighted-average price of $31.34 per common share. Repurchases are made at market prices on the transaction date.

FINANCIAL STRENGTH AND CREDIT RATINGS

See Part I, Item 1, “Business—Financial Strength and Credit Ratings.”

CONTINGENCIES AND LITIGATION

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Commitments and Contingencies.”

OFF-BALANCE SHEET ARRANGEMENTS

See discussion of loan commitments, “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

2009 ANNUAL REPORT	35

Part II

CONTRACTUAL OBLIGATIONS

Our financing obligations generally include debts, lease payment obligations and commitments to fund commercial mortgage loans. The remaining obligations reflect the long-term portion of other liabilities and our obligations under our insurance and annuity product contracts.

The following table summarizes our contractual obligations as of December 31, 2009:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Short-term debt and capital lease obligations	$2.9	$2.9	$—	$—	$—
Long-term debt and capital lease obligations	553.3	—	252.4	0.3	300.6
Interest on long-term debt obligations	207.3	38.0	76.0	41.4	51.9
Operating lease obligations	41.5	13.8	20.2	6.7	0.8
Funding requirements for commercial mortgage loans	52.2	52.2	—	—	—
Purchase obligations	2.2	1.4	0.8	—	—
Insurance obligations(1)	7,378.6	1,156.4	1,137.3	873.8	4,211.1
Policyholder fund obligations(2)	4,050.0	3,632.3	62.3	52.1	303.3
Separate account liabilities(3)	4,174.5	4,174.5	—	—	—
Other short-term and long-term obligations according to GAAP	560.0	18.6	25.6	28.7	487.1
Total	$17,022.5	$9,090.1	$1,574.6	$1,003.0	$5,354.8

(1)

The estimated payments expected to be due by period for insurance obligations reflect future estimated cash payments, for pending and future potential claims, to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholders’ dividends, and reinsurance payables. These future estimated net cash payments are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current polices in force, and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA. These net cash payments are undiscounted with respect to interest and, as a result, the sum of the net cash payments shown for all years in the table of $7.38 billion exceeds the corresponding liability amount of $5.37 billion included in the Consolidated Financial Statements as of December 31, 2009. We have made significant assumptions to determine the future estimated net cash payments related to the underlying policies and contracts. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(2)

While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, policyholder fund obligations in the amount of $3.21 billion have been included in the less than one year column of the table as they may be withdrawn upon request. These net cash payments are undiscounted with respect to interest but reflect an offsetting effect due to reinsurance receivables and, as a result, the sum of the net cash payments shown for all years in the table of $4.05 billion differs from the corresponding liability amount of $4.34 billion included in the Consolidated Financial Statements as of December 31, 2009. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(3)

Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, separate account liabilities in the amount of $4.17 billion have been included in the less than one year column of the table as they may be withdrawn upon request.

Our long-term debt obligations consisted primarily of the $250 million 6.875% Senior Notes and the $300 million 6.90% Subordinated Debt. See “Note 9—Long-Term Debt” for additional information.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2009, we had outstanding commitments to fund commercial mortgage loans totaling $52.2 million, with fixed interest rates ranging from 6.00% to 7.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and deposit may be refunded to the borrower, less an administrative fee.

The purchase obligations in the table are related to non-cancelable telecommunication obligations, software maintenance agreements and other contractual obligations, all expiring in various years through 2012.

The insurance obligations in the table are actuarial estimates of the cash required to meet our obligations for future policy benefits and claims. These estimates do not represent an exact calculation of our future benefit liabilities, but are instead based on assumptions, which involve a number of factors, including mortality, morbidity, recovery, the consumer price index, reinsurance arrangements and other sources of income for people on claim. Assumptions may vary by age and gender and, for individual policies, occupation class of the claimant, time elapsed since disablement, and contract provisions and limitations. Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors or incorrect assumptions could cause actual results to be materially different from the information presented in the table.

36	STANCORP FINANCIAL GROUP, INC.

Policyholder fund obligations include payments based on currently scheduled withdrawals and annuity benefit payments stemming from liabilities shown on the balance sheet as policyholder funds.

Other long-term obligations reflected in our balance sheet at December 31, 2009, consisted of a $14.8 million tax reimbursement liability related to the block of life insurance business sold to Protective Life Insurance Company (“Protective Life”) in 2001, $8.4 million in capital commitments related to our low-income housing investments, $318.4 million in expected benefit payments for supplemental, home office, and field office retirement plans, $205.9 million in expected benefit payments for the postretirement benefit plan, a $9.9 million liability for our deferred compensation plan and $1.8 million of contract payments for acquisitions.

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2007, through December 31, 2009, aggregated $1.2 million. At December 31, 2009, we maintained a reserve of $0.8 million for future assessments with respect to currently impaired, insolvent or failed insurers.

STATUTORY FINANCIAL ACCOUNTING

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the SSAP set forth in publications of the National Association of Insurance Commissioners (“NAIC”).

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices that differ from GAAP are:

•	Bonds and commercial mortgage loans are reported principally at adjusted carrying value and amortized cost, respectively.
•	Asset valuation and the interest maintenance reserves are provided as prescribed by the NAIC.
•	Certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus.
•	Annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received.
•	Reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates.
•	Commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred.
•	Initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods.
•

Federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided.

•	Deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within three years.

Statutory results exclude federal income taxes and net capital gains and losses. GAAP results have also been presented below excluding net capital losses, which were $26.9 million, $128.8 million and $0.6 million for 2009, 2008 and 2007, respectively. The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

(In millions)	2009	2008	2007
Statutory Results	$375.0	$341.6	$309.3
Adjusted GAAP Results	342.6	369.9	342.3

Difference	$32.4	$(28.3)	$(33.0)

The increase in Statutory Results for 2009 was primarily due to an increase in net investment income as a result of high individual annuity deposit volume for the fourth

2009 ANNUAL REPORT	37

Part II

quarter of 2008, which increased invested assets for 2009, and a favorable change in reserves. The increase in Statutory Results for 2008 was primarily due to premium growth and comparatively favorable claims experience.

The increase in Statutory Results compared to Adjusted GAAP Results for 2009 compared to 2008 was primarily due to favorable differences in DAC and favorable changes in reserves on a statutory basis compared to a GAAP basis. The decrease of the variance between Statutory Results and Adjusted GAAP Results for 2008 compared to 2007 was primarily due to increases in the expensing of DAC and VOBA that were offset by losses that were deferred on a statutory basis. The reserve discount rate for long term disability claims on a statutory basis was 4.50% during 2009 and 2008. The GAAP reserve discount rate ranged from 4.50% to 5.50% in 2009 and ranged from 5.00% to 5.75% in 2008.

Statutory capital adjusted to exclude asset valuation reserves for our insurance regulated subsidiaries totaled $1.33 billion and $1.23 billion at December 31, 2009 and 2008, respectively. The asset valuation reserve was $89.7 million and $78.8 million at December 31, 2009 and 2008, respectively.

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

Investment Valuations

Fixed Maturity Securities

Fixed maturity security capital gains and losses are recognized using the specific identification method. If a debt security’s fair value declines below its amortized cost, we must assess the security’s impairment to determine if the impairment is other than temporary.

In our quarterly fixed maturity security impairment analysis, we evaluate whether a decline in value of the fixed maturity security is other than temporary by considering the following factors:

•	The nature of the fixed maturity security.
•	The duration until maturity.
•	The duration and the extent the fair value has been below amortized cost.
•	The financial quality of the issuer.
•	Estimates regarding the issuer’s ability to make the scheduled payments associated with the fixed maturity security.
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

At December 31, 2009, our fixed maturity securities watch list totaled $19.6 million in fair value and $26.0 million at amortized cost after OTTI had been taken. We recorded OTTI related to credit loss of $5.9 million for 2009. There was no OTTI related to noncredit loss for 2009. See Item 8 “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—

38	STANCORP FINANCIAL GROUP, INC.

Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities” for a complete disclosure. We will continue to evaluate our holdings. However, we currently expect the fair values of our investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of our fixed maturity securities significantly decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

In conjunction with determining the extent of credit losses associated with debt securities, we utilize certain information in order to determine the present value of expected cash flows discounted using pre-impairment yields. Some of these input factors include, but are not limited to, original scheduled contractual cash flows, current market spread information, risk-free rates, fundamentals of the industry and sector in which the issuer operates, and general market information.

We recorded a cumulative effect adjustment of $2.3 million, net of tax, for the portion of OTTI related to debt security noncredit loss for the period prior to April 1, 2009. We met the following criteria in order to record the cumulative effect adjustment:

•	The debt security was held at the beginning of the interim period of adoption,
•	The debt security had a previously recognized OTTI in earnings related to noncredit loss,
•	We did not intend to sell the debt security, and
•	It was not more likely than not that we would be required to sell the debt security before recovery of its amortized cost basis.

We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2009. Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See Item 8 “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Fair Value of Financial Instruments,” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

Commercial Mortgage Loans

Commercial mortgage loans are stated at amortized cost less a loan loss allowance for potentially uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. A specific loan loss allowance is set up when a loan is considered to be non-performing. We define a non-performing loan as a loan that is not performing to the contractual terms of the loan agreement and for which we believe there is a probability of loss on the loan. In addition, we evaluate the loss to dispose of the property, any significant out of pocket expenses the loan may incur, the loan-to-value ratio, and other quantitative information we have concerning the loan. Loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance. Our loan loss allowance for commercial mortgage loans was $19.6 million and $6.8 million for December 31, 2009 and 2008, respectively. We did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio at December 31, 2009.

All Other Investments, Excluding Fixed Maturity Securities and Commercial Mortgage Loans

Investments, excluding fixed maturity securities and commercial mortgage loans, include real estate held for investment, derivatives and policy loans. Capital gains and losses for these investments are recognized using the specific identification method. For real estate held for investment, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost is other than temporary. The impairment loss is charged to net capital gains or losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

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

2009 ANNUAL REPORT	39

Part II

varying from 30 to 40 years. Accumulated depreciation for real estate totaled $32.7 million and $30.1 million at December 31, 2009 and 2008, respectively. Real estate acquired in satisfaction of debt is recorded at the lower of cost or fair value, less estimated costs to sell. Real estate acquired in satisfaction of debt totaled $29.9 million and $6.2 million at December 31, 2009 and 2008, respectively.

Derivative instruments are carried at fair value, and valuation adjustments for derivatives are reported as a component of net investment income. See Item 8 “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Derivative Financial Instruments.”

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Net investment income and capital gains and losses related to separate account assets and liabilities are included in the separate account assets and liabilities.

We adopted the fair value measurements accounting pronouncement beginning January 1, 2008. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Fair Value of Financial Instruments.”

DAC, VOBA and Other Intangible Assets

DAC, VOBA and other acquisition related intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. Our intangible assets are subject to impairment tests on an annual basis or more frequently if circumstances indicate that carrying values may not be recoverable.

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

These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $252.6 million and $249.2 million at December 31, 2009 and 2008, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

DAC for group and individual disability insurance products and group life insurance products is amortized over the life of related policies in proportion to future premiums. Upon the adoption of new accounting guidance in 2007, we began amortizing DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years. This adoption also resulted in a $29.4 million after-tax cumulative effect adjustment as a reduction to retained earnings in 2007 related to DAC. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

Our individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 55% and 95% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 65% expected to be amortized by year five.

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

40	STANCORP FINANCIAL GROUP, INC.

profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. VOBA totaled $30.4 million and $31.1 million at December 31, 2009 and 2008, respectively. In accordance with the adoption of new accounting guidance in 2007, the amortization period changed and the premium portion of the VOBA related to TIAA was recorded as a $10.0 million reduction to retained earnings in 2007.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits at December 31:

	2009		2008
(Dollars in millions)	Amount	Percent	Amount	Percent
DAC	$64.0	25.3%	$79.9	32.1%
VOBA	7.6	25.0	7.7	24.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, we revise these assumptions annually to reflect our current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $1.0 million and $0.4 million for 2009 and 2008, respectively. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 9.3 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $55.8 million and $54.2 million at December 31, 2009 and 2008, respectively.

Goodwill

Goodwill is related to the Asset Management segment and totaled $36.0 million at both December 31, 2009 and 2008. Goodwill is not amortized and is tested at least annually for impairment. If indicators of impairment appear, or in the event of material changes in circumstances, the test will be more frequent. We performed a step one test, as of December 31, 2009, in which the carrying value of tested assets was compared to the assets’ fair value. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The estimates we used in the income approach were consistent with the plans and estimates that we use to manage our operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income

2009 ANNUAL REPORT	41

Part II

approach more closely aligns with how we internally evaluate and manage our business, we weighted the income approach more heavily than the market approach in determining the fair value of the assets. However, we did perform testing to ensure that both models were providing reasonably consistent results. Additionally, we performed sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. Through the performance of these tests, we concluded that goodwill was not impaired as of December 31, 2009.

Reserves

Reserves include policy reserves for claims not yet incurred, policy reserve liabilities for our individual and group immediate annuity business and claim reserve liabilities for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves totaled $5.17 billion, $5.12 billion and $5.02 billion at December 31, 2009, 2008 and 2007, respectively.

Reserves represent amounts to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At December 31, 2009, these reserves represented approximately 88% of total reserves held or $4.73 billion. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported (“IBNR”) claim reserves associated with our disability products, represented approximately 12% of total reserves held at December 31, 2009, or $631.8 million. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. These reserves represented less than 1% of total reserves held at December 31, 2009, or $7.9 million.

Policy Reserves

Policy reserves totaled $993.2 million, $945.4 million and $908.3 million at December 31, 2009, 2008 and 2007, respectively. Policy reserves include reserves established for individual life, individual disability, and group and individual annuity businesses.

Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. These reserves, related specifically to our individual disability block of business, totaled $190.9 million, $177.2 million and $164.4 million at December 31, 2009, 2008 and 2007, respectively.

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

Policy reserves for our individual and group immediate annuity blocks of business totaled $201.5 million, $162.1 million and $141.8 million at December 31, 2009, 2008 and 2007, respectively. These reserves are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts, and therefore, there is no projected future premium.

Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.
•	Discount rates used to value expected future annuity payments.

42	STANCORP FINANCIAL GROUP, INC.

Policy reserves for our individual life block of business totaled $600.8 million, $606.1 million and $602.1 million at December 31, 2009, 2008 and 2007, respectively. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life under a reinsurance agreement.

Policy reserves are calculated using our best estimates of assumptions and considerations at the time the policy was issued, adjusted to allow for the effect of adverse deviations in actual experience. These assumptions are not subsequently modified unless policy reserves become inadequate, at which time we may need to change assumptions to increase reserves.

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equal our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for IBNR claims are determined using our experience and consider actual historical incidence rates, claim-reporting patterns, and the average cost of claims. The IBNR reserves are calculated using a company derived formula based primarily upon premium, which is validated through a close examination of reserve run-out experience.

The claim reserves are related to group life and group and individual disability products offered by our Insurance Services segment. The following table sets forth total claim reserves segregated between reserves associated with life versus disability products:

(In millions)	2009	2008	2007
Group life	$725.2	$731.2	$735.6
Group disability	2,984.6	2,972.8	2,923.8
Individual disability	665.7	636.9	590.6

Total claim reserves	$4,375.5	$4,340.9	$4,250.0

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

Claim reserves for our group life and AD&D products are established for death claims reported but not yet paid, IBNR for death and waiver claims and waiver of premium benefits. The death claim reserve is based on the actual amount to be paid. The IBNR reserve is calculated using historical information, and the waiver of premium benefit is calculated using a tabular reserve method that takes into account our experience and published industry tables.

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are (1) the discount rate, (2) claim termination rate and (3) the claim incidence rate for policy reserves and IBNR claim reserves.

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate used to calculate GAAP reserves for newly incurred long term disability claims and life waiver reserves decreased 125 basis points to 4.50% for the fourth quarter of 2009 from 5.75% for the fourth quarter of 2008. The discount rate increased 40 basis points in 2008 and declined 15 basis points in 2007 as a result of changes in the interest rate environment. Based on our current size, every 25 basis point decrease in the discount rate would result in an increase of approximately $2 million per quarter of benefits to policyholders, and a corresponding decrease to pre-tax earnings. Offsetting adjustments to group insurance premium rates can take from one to three years given that most new contracts have rate guarantees in place.

2009 ANNUAL REPORT	43

Part II

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In 2009, while we have experienced some variation in our claim termination experience, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of favorable incidence and recovery patterns compared to reserving assumptions for our group long term disability insurance, we released IBNR reserves totaling $16.6 million in 2009 and $13.5 million in 2007. There were no similar reserve changes in 2008.

We adjusted the calculation of IBNR reserves related to pending group life waiver claims in 2007 as a result of continued redundancy in the reserve. This resulted in a decrease in reserve of $6.0 million. There were no similar reserve changes in 2009 or 2008.

We adjusted the termination assumptions associated with a small block of group long term disability reported reserves in 2007 due to prolonged unfavorable reserve run-out experience for the block. This resulted in an increase in reserves of $16.8 million. There were no similar reserve increases in 2009 or 2008.

In 2006, we adjusted the claim termination rate assumptions for the reserves on a small block of individual disability claims based on the released industry table. These assumptions were further refined in 2009, 2008 and 2007 and resulted in an increase in reserves of $11.5 million, $2.5 million and $7.4 million, respectively. Our block of business is relatively small, and, as a result, we view a blend of the released industry table and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and, if necessary, will adjust reserves accordingly.

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our group insurance lines of business of approximately +/- 0.2% or $8.0 million. However given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination rates over time could produce a change in reserves for our group insurance lines outside of this range.

Pension and Postretirement Benefit Plans

We have two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees of StanCorp and its subsidiaries and the agent pension plan is for former field employees and agents. Both plans are sponsored and administered by Standard and are frozen for new participants. The defined benefit pension plans provide benefits based on years of service and final average pay.

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

We are required to recognize the funded or underfunded status of our pension and postretirement benefit plans as an asset or liability on the balance sheet. For pension plans, this is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the year-end balance sheet date. For our postretirement plan, this is measured as the difference between the plan assets at fair value and the accumulated benefit obligation as of the year-end balance sheet date. We are also required to recognize as a component of accumulated other comprehensive income or loss, net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost.

In accordance with the accounting principles related to our pension and other postretirement plans, we are required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The major assumptions that affect net periodic benefit cost and the funded status of the plans include the weighted-average discount rate, expected return on plans assets, and rate of compensation increase.

The weighted-average discount rate is an interest assumption used to convert the benefit payment stream to present value. The discount rate is selected based on the

44	STANCORP FINANCIAL GROUP, INC.

yield of a portfolio of high-quality corporate bonds with durations that are similar to the expected distributions from the employee benefit plan.

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

For the postretirement benefit plan, the assumed health care cost trend rates are also a major assumption that affects expenses and liabilities. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% point increase	1% point decrease
Effect on total of service and interest cost	$0.4	$(0.3)
Effect on postretirement benefit obligation	5.4	(4.3)

Our discount rate assumption is reviewed annually, and we use a December 31 measurement date for each of our plans. For more information concerning our pension and postretirement plans, see Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Pension Benefits” and “—Note 12—Postretirement Benefits Other than Pensions.”

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

Currently, years 2006 through 2009 are open for audit by the IRS. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes.”

FORWARD-LOOKING STATEMENTS

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Annual Report on Form 10-K and in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, that are other than purely historical information. These statements, including estimates, projections, statements related to business plans, strategies, objectives and expected operating results and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, as amended. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements including, but are not limited to, the following:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including

2009 ANNUAL REPORT	45

Part II

performance of equity investment in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective utilization of capital, including our ability to achieve financing through debt or equity.
•	Changes in our liquidity needs and the liquidity of assets in our investment portfolio.
•	Integration and performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level including changes in income taxes or changes in U.S. GAAP accounting principles, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of commercial mortgage loan prepayment fees and participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of mortgage loan loss allowances.
•	Concentration of commercial mortgage loan assets collateralized in California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

46	STANCORP FINANCIAL GROUP, INC.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management.”

Item 8.	Financial Statements and Supplementary Data

2009 ANNUAL REPORT	47

Part II

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc., and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc., and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, upon the adoption of new accounting guidance, the Company changed its method of accounting for the amortization of deferred acquisition costs.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Portland, Oregon

February 25, 2010

48	STANCORP FINANCIAL GROUP, INC.

Consolidated Statements of Income and Comprehensive Income (Loss)

Years ended December 31 (In millions—except share data)	2009	2008	2007
Revenues:
Premiums	$2,101.9	$2,140.2	$2,078.3
Administrative fees	108.5	114.6	115.2
Net investment income	586.5	541.0	516.3
Net capital gains (losses):
Total other-than-temporary impairment losses on fixed maturity securities	(5.9)	(104.9)	(2.5)
All other net capital gains (losses)	(21.0)	(23.9)	1.9
Total net capital losses	(26.9)	(128.8)	(0.6)
Total revenues	2,770.0	2,667.0	2,709.2
Benefits and expenses:
Benefits to policyholders	1,575.7	1,589.4	1,591.8
Interest credited	145.6	110.7	108.8
Operating expenses	476.2	469.2	434.8
Commissions and bonuses	202.0	227.6	198.0
Premium taxes	34.2	37.3	36.4
Interest expense	39.2	39.2	30.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(18.6)	(47.5)	(33.0)
Total benefits and expenses	2,454.3	2,425.9	2,367.5
Income before income taxes	315.7	241.1	341.7
Income taxes	106.8	78.2	114.2
Net income	208.9	162.9	227.5
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized capital gains (losses) on available-for-sale securities, net	210.8	(206.0)	25.0
Reclassification adjustment for net capital (gains) losses included in net income, net	3.5	80.3	(2.0)
Employee benefit plans:
Prior service credit (cost) and net gains (losses) arising during the period, net	8.4	(45.9)	0.3
Reclassification adjustment for amortization to net periodic pension cost, net	4.9	0.9	1.6
Total other comprehensive income (loss), net of tax	227.6	(170.7)	24.9
Comprehensive income (loss)	$436.5	$(7.8)	$252.4

Net income per common share:
Basic	$4.27	$3.33	$4.39
Diluted	4.26	3.30	4.35

Weighted-average common shares outstanding:
Basic	48,932,908	48,917,235	51,824,050
Diluted	49,044,543	49,292,240	52,344,950

See Notes to Consolidated Financial Statements.

2009 ANNUAL REPORT	49

Part II

Consolidated Balance Sheets

December 31 (Dollars in millions)	2009	2008
ASSETS
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $5,923.6 and $5,322.1)	$6,167.3	$5,200.3
Short-term investments	1.1	1.4
Commercial mortgage loans, net	4,284.8	4,083.6
Real estate, net	113.5	81.3
Policy loans	3.1	3.4
Total investments	10,569.8	9,370.0
Cash and cash equivalents	108.3	280.5
Premiums and other receivables	104.4	101.9
Accrued investment income	108.8	103.1
Amounts recoverable from reinsurers	935.0	944.0
Deferred acquisition costs, value of business acquired and intangibles, net	338.8	334.5
Goodwill, net	36.0	36.0
Property and equipment, net	127.2	136.1
Deferred tax assets, net	—	75.1
Other assets	66.7	98.1
Separate account assets	4,174.5	3,075.9
Total assets	$16,569.5	$14,555.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$5,368.7	$5,285.9
Other policyholder funds	4,337.1	3,944.1
Deferred tax liabilities, net	30.0	—
Short-term debt	2.9	3.7
Long-term debt	553.2	561.5
Other liabilities	367.7	303.8
Separate account liabilities	4,174.5	3,075.9
Total liabilities	14,834.1	13,174.9
Commitments and contingencies (See Note 19)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 47,744,524 and 48,989,074 shares issued at December 31, 2009 and 2008, respectively	220.4	262.9
Accumulated other comprehensive income (loss)	71.4	(153.9)
Retained earnings	1,443.6	1,271.3
Total shareholders’ equity	1,735.4	1,380.3
Total liabilities and shareholders’ equity	$16,569.5	$14,555.2

See Notes to Consolidated Financial Statements.

50	STANCORP FINANCIAL GROUP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock		Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
(In millions—except share data)	Shares	Amount
Balance, January 1, 2007	53,592,178	$479.9	$(8.1)	$992.7	$1,464.5
Net income	—	—	—	227.5	227.5
Cumulative adjustment for the change in the deferred acquisition cost amortization period, net of tax	—	—	—	(39.4)	(39.4)
Other comprehensive income, net of tax	—	—	24.9	—	24.9
Common stock:
Repurchased	(4,847,200)	(235.6)	—	—	(235.6)
Issued to directors	1,292	0.4	—	—	0.4
Issued under employee stock plans, net	408,861	22.4	—	—	22.4
Dividends declared on common stock	—	—	—	(35.7)	(35.7)
Balance, December 31, 2007	49,155,131	267.1	16.8	1,145.1	1,429.0
Net income	—	—	—	162.9	162.9
Other comprehensive loss, net of tax	—	—	(170.7)	—	(170.7)
Common stock:
Repurchased	(526,300)	(24.9)	—	—	(24.9)
Issued to directors	9,820	0.5	—	—	0.5
Issued under employee stock plans, net	350,423	20.2	—	—	20.2
Dividends declared on common stock	—	—	—	(36.7)	(36.7)
Balance, December 31, 2008	48,989,074	262.9	(153.9)	1,271.3	1,380.3
Net income	—	—	—	208.9	208.9
Cumulative adjustment for the noncredit portion of losses from other-than-temporary impairments, net of tax	—	—	(2.3)	2.3	—
Other comprehensive income, net of tax	—	—	227.6	—	227.6
Common stock:
Repurchased	(1,551,700)	(59.3)	—	—	(59.3)
Issued to directors	10,339	0.5	—	—	0.5
Issued under employee stock plans, net	296,811	16.3	—	—	16.3
Dividends declared on common stock	—	—	—	(38.9)	(38.9)
Balance, December 31, 2009	47,744,524	$220.4	$71.4	$1,443.6	$1,735.4

See Notes to Consolidated Financial Statements.

2009 ANNUAL REPORT	51

Part II

Consolidated Statements of Cash Flows

Years ended December 31 (In millions)	2009	2008	2007
Operating:
Net income	$208.9	$162.9	$227.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) and losses on sales of investments	20.3	23.5	(3.2)
Net loss on impairment of investments	6.6	105.3	3.8
Depreciation and amortization	123.4	124.5	97.8
Deferral of acquisition costs, value of business acquired and other intangibles, net	(93.9)	(122.5)	(90.1)
Deferred income taxes	(16.8)	1.8	0.7
Changes in other assets and liabilities:
Receivables and accrued income	13.9	(15.3)	(26.1)
Future policy benefits and claims	66.5	127.2	231.1
Other, net	112.5	(45.6)	44.2
Net cash provided by operating activities	441.4	361.8	485.7
Investing:
Proceeds of investments, sold, matured or repaid:
Fixed maturity securities—available-for-sale	953.8	615.0	635.1
Commercial mortgage loans	542.0	1,006.8	1,055.8
Real estate	0.9	0.5	1.5
Cost of investments acquired or originated:
Fixed maturity securities—available-for-sale	(1,570.8)	(1,160.1)	(818.7)
Commercial mortgage loans	(804.5)	(1,452.0)	(1,400.2)
Real estate	(1.5)	(3.2)	(9.3)
Short-term investments, net	0.3	1.3	(10.3)
Other investments	(0.1)	(0.1)	(0.2)
Acquisition of businesses, net of cash acquired	(5.2)	—	(6.1)
Acquisition of property and equipment, net	(22.5)	(37.2)	(44.6)
Net cash used in investing activities	(907.6)	(1,029.0)	(597.0)
Financing:
Policyholder fund deposits	1,748.7	2,364.1	1,705.8
Policyholder fund withdrawals	(1,355.7)	(1,573.8)	(1,489.8)
Short-term debt	(0.8)	(0.3)	1.6
Long-term debt	(8.3)	(1.1)	297.7
Issuance of common stock	8.3	14.6	17.1
Repurchases of common stock	(59.3)	(24.9)	(235.6)
Dividends paid on common stock	(38.9)	(36.7)	(35.7)
Net cash provided by financing activities	294.0	741.9	261.1
Increase (decrease) in cash and cash equivalents	(172.2)	74.7	149.8
Cash and cash equivalents, beginning of year	280.5	205.8	56.0
Cash and cash equivalents, end of year	$108.3	$280.5	$205.8
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$178.8	$151.2	$132.6
Income taxes	90.1	128.8	97.3
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	24.2	6.2	0.5

See Notes to Consolidated Financial Statements.

52	STANCORP FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, principles of consolidation, and basis of presentation

StanCorp, headquartered in Portland, Oregon, is a holding company and conducts business through wholly-owned operating subsidiaries throughout the United States. Through its subsidiaries, StanCorp has the authority to underwrite insurance products in all 50 states. StanCorp operates through two segments: Insurance Services and Asset Management, each of which is described below. See “Note 3—Segments.”

Standard Insurance Company (“Standard”), the Company’s largest subsidiary, underwrites group and individual disability insurance and annuity products, group life and accidental death and dismemberment (“AD&D”) insurance, and provides group dental insurance and vision insurance, absence management services and retirement plan products. Founded in 1906, Standard is domiciled in Oregon, licensed in all states except New York, and licensed in the District of Columbia and the U.S. Territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group long term and short term disability, life, AD&D and dental insurance in New York. The Standard is a service mark of StanCorp and its subsidiaries and is used as a brand mark and marketing name by Standard and The Standard Life Insurance Company of New York.

Standard Retirement Services, Inc. (“Standard Retirement Services”) administers and services StanCorp’s retirement plans group annuity contracts and trust products. Retirement plan products are offered in all 50 states through Standard or Standard Retirement Services.

StanCorp Equities, Inc. (“StanCorp Equities”) is a limited broker-dealer and member of the Financial Industry Regulatory Authority. StanCorp Equities serves as principal underwriter and distributor for group variable annuity contracts issued by Standard and as the broker of record for certain retirement plans using the trust platform. StanCorp Equities carries no customer accounts but provides supervision and oversight for the distribution of group variable annuity contracts and of the sales activities of all registered representatives employed by StanCorp Equities and its affiliates.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originates and services small, fixed-rate commercial mortgage loans for the investment portfolios of the Company’s insurance subsidiaries. StanCorp Mortgage Investors also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

StanCorp Investment Advisers, Inc. is a Securities and Exchange Commission registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory, financial planning, and investment management services to its retirement plan clients, individual investors and subsidiaries of StanCorp.

StanCorp Real Estate, LLC is a property management company that owns and manages the Hillsboro, Oregon home office properties and other properties and manages the Portland, Oregon home office properties.

StanCorp and Standard hold interests in low-income housing partnerships. These interests do not meet the requirements for consolidation under existing accounting standards, and thus our interests in the low-income housing partnerships are accounted for under the equity method of accounting. The total investment in these interests was $20.1 million and $18.8 million at December 31, 2009 and 2008, respectively.

The consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated on a consolidated basis.

In 2008, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to implement these strategies resulting in one-time costs of $18.6 million during 2009. See “Note 20—Severance, Lease Terminations, Relocation and Restructuring.”

The Company has evaluated subsequent events through the date of this filing and have concluded that there are no material subsequent events, which would require further disclosure.

Use of estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements

2009 ANNUAL REPORT	53

Part II

and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (the “critical accounting policies”) are those used in determining investment valuations, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets, goodwill, the reserves for future policy benefits and claims, pension and postretirement benefit plans and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

Investment Valuations

Fixed Maturity Securities

Fixed maturity security capital gains and losses are recognized using the specific identification method. If a debt security’s fair value declines below its amortized cost, the Company must assess the security’s impairment to determine if the impairment is other than temporary.

In the Company’s quarterly fixed maturity security impairment analysis, the Company evaluates whether a decline in value of the fixed maturity security is other than temporary by considering the following factors:

•	The nature of the fixed maturity security.
•	The duration until maturity.
•	The duration and the extent the fair value has been below amortized cost.
•	The financial quality of the issuer.
•	Estimates regarding the issuer’s ability to make the scheduled payments associated with the fixed maturity security.
•

Our intent to sell or whether it is more likely than not we will be required to sell a fixed maturity security before recovery of the security’s cost basis through the evaluation of facts and circumstances including but not limited to, decisions to rebalance our portfolio, current cash flow needs and sales of securities to capitalize on favorable pricing.

If it is determined an other-than-temporary impairment (“OTTI”) exists, the Company separates the OTTI of debt securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income. The cost basis of the fixed maturity security is adjusted to reflect the impairment. Once an impairment charge has been recorded, the Company continues to review the OTTI securities for further potential impairment.

At December 31, 2009, the Company’s fixed maturity securities watch list totaled $19.6 million in fair value and $26.0 million at amortized cost after OTTI had been taken. The Company records OTTI related to credit loss of $5.9 million for 2009. There was no OTTI related to noncredit loss for 2009. The Company will continue to evaluate our holdings. However, the Company currently expects the fair values of our investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of the Company’s fixed maturity securities significantly decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

The Company recorded a cumulative effect adjustment of $2.3 million, net of tax, for the portion of OTTI related to debt security noncredit loss for the period prior to April 1, 2009. The Company met the following criteria in order to record the cumulative effect adjustment:

•	The debt security was held at the beginning of the interim period of adoption,
•	The debt security had a previously recognized OTTI in earnings related to noncredit loss,
•	The Company did not intend to sell the debt security, and
•	It was not more likely than not that the Company would be required to sell the debt security before recovery of its amortized cost basis.

The Company did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2009. Fixed maturity securities are classified as available-for-sale and are carried

54	STANCORP FINANCIAL GROUP, INC.

at fair value on the consolidated balance sheet. See “Note 4—Fair Value of Financial Instruments,” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

Commercial Mortgage Loans

Commercial mortgage loans are stated at amortized cost less a loan loss allowance for potentially uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. A specific loan loss allowance is set up when a loan is considered to be non-performing. The Company defines a non-performing loan as a loan that is not performing to the contractual terms of the loan agreement and for which the Company believes there is a probability of loss on the loan. In addition, the Company evaluates the loss to dispose of the property, any significant out of pocket expenses the loan may incur, the loan-to-value ratio, and other quantitative information management has concerning the loan. Loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance. The Company’s loan loss allowance for commercial mortgage loans was $19.6 million and $6.8 million for December 31, 2009 and December 31, 2008, respectively. The Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio at December 31, 2009.

All Other Investments, Excluding Fixed Maturity Securities and Commercial Mortgage Loans

Investments, excluding fixed maturity securities and commercial mortgage loans, include real estate held for investment, derivatives and policy loans. Capital gains and losses for these investments are recognized using the specific identification method. For real estate held for investment, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost is other than temporary. The impairment loss is charged to net capital gains or losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

For these types of investments expected to be sold, an OTTI charge is recorded if we do not expect the realizable fair value of the investment to recover to its amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the investment for further potential impairment on an on-going basis. If the fair value of the investment later recovers, we are not permitted to write the asset back up to its historical cost (i.e. the write-down is permanent).

Real estate held for investment is stated at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method with property lives varying from 30 to 40 years. Accumulated depreciation for real estate totaled $32.7 million and $30.1 million at December 31, 2009 and 2008, respectively. Real estate acquired in satisfaction of debt is recorded at the lower of cost or fair value, less estimated costs to sell. Real estate acquired in satisfaction of debt totaled $29.9 million and $6.2 million at December 31, 2009 and 2008, respectively.

Derivative instruments are carried at fair value, and valuation adjustments for derivatives are reported as a component of net investment income. See “Note 7—Derivative Financial Instruments.”

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Net investment income and capital gains and losses related to separate account assets and liabilities are included in the separate account assets and liabilities.

StanCorp adopted the fair value measurements accounting pronouncement beginning January 1, 2008. See “Note 4—Fair Value of Financial Instruments.”

Cash and Cash Equivalents

Cash and cash equivalents include cash and investments purchased with original maturities of three months or less at the time of acquisition. The carrying amount of cash equivalents approximates the fair value of those instruments.

DAC, VOBA and Other Intangible Assets

DAC, VOBA and other acquisition related intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. The Company’s intangible assets are subject to impairment tests on an annual basis or more frequently if circumstances indicate that carrying values may not be recoverable.

2009 ANNUAL REPORT	55

Part II

Acquisition costs that the Company has deferred as DAC are those costs that vary with and are primarily related to the acquisition and, in some instances, the renewal of insurance products. These costs are typically one-time expenses that represent the cost of originating new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $252.6 million and $249.2 million at December 31, 2009 and 2008, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

DAC for group and individual disability insurance products and group life insurance products is amortized over the life of related policies in proportion to future premiums. Upon the adoption of new accounting guidance in 2007, the Company began amortizing DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years. This adoption also resulted in a $29.4 million after-tax cumulative effect adjustment as a reduction to retained earnings in 2007 related to DAC. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 55%

and 95% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 65% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, a portion of the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. VOBA totaled $30.4 million and $31.1 million at December 31, 2009 and 2008, respectively. In accordance with the adoption of new accounting guidance in 2007, the amortization period changed and the premium portion of the VOBA related to TIAA was recorded as a $10.0 million reduction to retained earnings in 2007.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits at December 31:

	2009		2008
(Dollars in millions)	Amount	Percent	Amount	Percent
DAC	$64.0	25.3%	$79.9	32.1%
VOBA	7.6	25.0	7.7	24.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.

56	STANCORP FINANCIAL GROUP, INC.

•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances decreased $1.0 million and $0.4 million for 2009 and 2008, respectively. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 9.3 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $55.8 million and $54.2 million at December 31, 2009 and 2008, respectively.

The following table sets forth activity for DAC, VOBA and other intangible assets:

(In millions)	2009	2008	2007
Carrying value at beginning of period:
DAC	$249.2	$202.3	$208.5
VOBA	31.1	34.4	53.7
Other intangible assets	54.2	52.1	47.0
Total balance beginning of period	334.5	288.8	309.2
Deferred or acquired:
DAC	93.9	115.3	86.2
Other intangible assets	6.3	7.2	9.0
Total deferred or acquired	100.2	122.5	95.2
Amortized during period:
DAC	(90.5)	(68.4)	(47.1)
VOBA	(0.7)	(3.3)	(3.9)
Other intangible assets	(4.7)	(5.1)	(3.9)
Total amortized during period	(95.9)	(76.8)	(54.9)
Adjustment for the change in the deferred acquisition cost amortization period upon adoption of new accounting guidance:
DAC	—	—	(45.3)
VOBA	—	—	(15.4)
Total adjustment during period	—	—	(60.7)
Carrying value at end of period, net:
DAC	252.6	249.2	202.3
VOBA	30.4	31.1	34.4
Other intangible assets	55.8	54.2	52.1
Total carrying value at end of period	$338.8	$334.5	$288.8

The accumulated amortization of VOBA was $58.4 million and $57.7 million at December 31, 2009 and 2008, respectively. The accumulated amortization of other intangibles, excluding DAC, was $17.2 million and $12.5 million at December 31, 2009 and 2008, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets, excluding DAC, for each of the next five years:

(In millions)	Amount
2010	$7.1
2011	8.1
2012	8.2
2013	8.7
2014	8.6

Goodwill

Goodwill is related to the Asset Management segment and totaled $36.0 million at both December 31, 2009 and 2008. Goodwill is not amortized and is tested at least annually for impairment. If indicators of impairment appear, or in the event of material changes in circumstances, the test will be more frequent. The Company

2009 ANNUAL REPORT	57

Part II

performed a step one test, as of December 31, 2009, in which the carrying value of tested assets was compared to the assets’ fair value. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The Company’s estimates used in the income approach were consistent with the plans and estimates used to manage its operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how the Company internally evaluates and manages its business, the Company weighted the income approach more heavily than the market approach in determining the fair value of the assets. However, the Company did perform testing to ensure that both models were providing reasonably consistent results. Additionally, the Company performed sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. Through the performance of these tests, the Company concluded that goodwill was not impaired as of December 31, 2009.

Property and equipment, net

The following table sets forth the major classifications of the Company’s property and equipment and accumulated depreciation at December 31:

(In millions)	2009	2008
Home office properties	$128.5	$127.3
Office furniture and equipment	60.9	71.9
Capitalized software	131.5	114.3
Leasehold improvements	10.8	10.7
Subtotal	331.7	324.2
Less: accumulated depreciation	204.5	188.1
Property and equipment, net	$127.2	$136.1

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives with a half-year convention. The estimated useful lives are generally 40 years for properties and range from three to ten years for equipment. Leasehold improvements are amortized over the estimated useful life of the asset, with amortization not to exceed the life of the lease. Depreciation expense for 2009, 2008 and 2007 was $31.4 million, $27.9 million and

$22.2 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased 35.7%, 36.5% and 38.5% of the corporate headquarters in Portland, Oregon at December 31, 2009, 2008 and 2007, respectively. Income from the leases is included in net investment income.

Separate account

Separate account assets and liabilities represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to contract holder-directed 401(k) contracts. Standard charges the separate account with asset management and plan administration fees associated with the contracts. Separate account assets are carried at fair value and separate account liabilities are carried at the amount of the related assets.

Future policy benefits and claims

Benefits and expenses are matched with recognized premiums to result in recognition of profits over the life of the contracts. The match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses. For most of our product lines, we establish and carry as a liability actuarially determined reserves that are calculated to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities but are instead estimates based on assumptions and considerations concerning a number of factors, which include:

•	The amount of premiums that we will receive in the future.
•	The rate of return on assets we purchase with premiums received.
•	Expected number and severity of claims.
•	Expenses.
•	Persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

In particular, our group and individual long term disability reserves are sensitive to assumptions and considerations regarding the following factors:

•	Claim incidence rates for incurred but not reported claim reserves.
•	Claim termination rates.

58	STANCORP FINANCIAL GROUP, INC.

•	Discount rates used to value expected future claim payments.
•	Persistency rates.
•	The amount of monthly benefit paid to the insured, less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

Assumptions may vary by:

•	Age, gender and, for individual policies, occupation class of the claimant.
•	Year of issue for policy reserves or incurred date for claim reserves.
•	Time elapsed since disablement.
•	Contract provisions and limitations.

Other policyholder funds

Other policyholder funds are liabilities for investment-type contracts and are based on the policy account balances including accumulated interest. Other policyholder funds include amounts related to advanced premiums, premiums on deposit and experience rated liabilities totaling $431.6 million and $419.6 million at December 31, 2009 and 2008, respectively.

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

Income Taxes

The Company files a U.S. consolidated income tax return that includes all subsidiaries. The Company’s U.S. income tax is calculated using regular corporate income tax rates on a tax base determined by laws and regulations administered by the Internal Revenue Service (“IRS”). The Company also files corporate income tax returns in various states. The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse.

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

The Company records income tax interest and penalties in the income tax provision according to the Company’s accounting policy.

Currently, years 2006 through 2009 are open for audit by the IRS. See “Note 10—Income Taxes.”

2009 ANNUAL REPORT	59

Part II

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

(In millions)	2009	2008	2007
Unrealized gains (losses) on available-for-sale securities:
Unrealized capital gains (losses) on available-for-sale securities, net	$326.7	$(318.4)	$38.4
Less: tax effects	115.9	(112.4)	13.4
Unrealized capital gains (losses) on available-for-sale securities, net of tax	210.8	(206.0)	25.0
Reclassification adjustment for net capital (gains) losses included in net income, net	5.5	124.1	(3.0)
Less: tax effects	2.0	43.8	(1.0)
Reclassification adjustment for realized net capital (gains) losses, net of tax	3.5	80.3	(2.0)
Total unrealized gains (losses) on available-for-sale securities	214.3	(125.7)	23.0
Employee benefit plans:
Prior service credit (cost) and net gains (losses) arising during the period, net	12.9	(70.6)	0.5
Less: tax effects	4.5	(24.7)	0.2
Prior service credit (cost) and net gains (losses) arising during the period, net of tax	8.4	(45.9)	0.3
Reclassification adjustment for amortization to net periodic pension cost, net	7.6	1.4	2.4
Less: tax effects	2.7	0.5	0.8
Reclassification adjustment for amortization to net periodic pension cost, net of tax	4.9	0.9	1.6
Total unrealized changes in employee benefit plans	13.3	(45.0)	1.9
Total other comprehensive income (loss), net of tax	$227.6	$(170.7)	$24.9

Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU No. 17 was issued to codify Statement of Financial Accounting Standards (“SFAS”) No. 167, which was issued in June 2009 to improve financial reporting for enterprises with variable interest entities. ASU No. 17 was designed to address:

•

The effects on certain provisions of FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, codified in ASU Topic 810, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, codified in ASU Topic 860.

•

Constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

ASU No. 17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption of ASU No. 17 is prohibited. This standard is expected to be added to the FASB codification by its effective date. The Company does not expect the adoption of ASU No. 17 to have a material effect on its consolidated financial statements.

2. NET INCOME PER COMMON SHARE

Basic net income per common share was calculated by dividing net income by the weighted-average number of common shares outstanding. Net income per diluted common share, as calculated using the treasury stock method, reflects the potential dilutive effects of stock award grants and exercises of dilutive outstanding stock options. The computation of diluted weighted-average earnings per share does not include stock options with an option exercise price greater than the average market price because they are antidilutive and inclusion would increase earnings per share.

60	STANCORP FINANCIAL GROUP, INC.

Net income per basic and diluted weighted-average common shares outstanding was calculated as follows for the years ended December 31:

	2009	2008	2007
Net income (In millions)	$208.9	$162.9	$227.5
Basic weighted-average common shares outstanding	48,932,908	48,917,235	51,824,050
Stock options	105,263	351,022	496,929
Stock awards	6,372	23,983	23,971
Diluted weighted-average common shares outstanding	49,044,543	49,292,240	52,344,950
Net income per common share:
Net income per basic common share	$4.27	$3.33	$4.39
Net income per diluted common share	4.26	3.30	4.35
Antidilutive shares not included in net income per diluted common share calculation	1,967,483	779,775	348,425

3. SEGMENTS

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including one-time costs, net capital gains and losses related to the impairment or the disposition of our invested assets and adjustments made in consolidation.

Intersegment revenue is comprised of administrative fee revenues charged by the Asset Management segment to manage the fixed maturity securities and commercial mortgage loan portfolios for the Company’s insurance subsidiaries. These intersegment administrative fee revenues were $13.9 million, $12.9 million and $11.9 million for 2009, 2008 and 2007, respectively.

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of our segments for the years ended December 31:

(In millions)	2009	2008	2007
Premiums:
Insurance Services:
Group life and AD&D	$819.6	$850.3	$807.2
Group long term disability	825.6	862.9	869.8
Group short term disability	205.7	215.5	219.5
Group other	79.5	75.8	70.8
Experience rated refunds	(40.2)	(44.6)	(37.2)
Total group insurance	1,890.2	1,959.9	1,930.1
Individual disability insurance	177.0	149.2	133.5
Total Insurance Services premiums	2,067.2	2,109.1	2,063.6
Asset Management:
Retirement plans	0.7	1.6	0.8
Individual annuities	34.0	29.5	13.9
Total Asset Management premiums	34.7	31.1	14.7
Total premiums	$2,101.9	$2,140.2	$2,078.3
Administrative fees:
Insurance Services:
Group insurance	$8.0	$8.9	$8.1
Individual disability insurance	0.3	0.3	0.3
Total Insurance Services administrative fees	8.3	9.2	8.4
Asset Management:
Retirement plans	88.5	95.2	100.1
Other financial services businesses	25.6	23.1	18.6
Total Asset Management administrative fees	114.1	118.3	118.7
Other	(13.9)	(12.9)	(11.9)
Total administrative fees	$108.5	$114.6	$115.2
Net investment income:
Insurance Services:
Group insurance	$285.6	$288.7	$276.9
Individual disability insurance	49.5	48.8	48.9
Total Insurance Services net investment income	335.1	337.5	325.8
Asset Management:
Retirement plans	85.8	85.3	83.4
Individual annuities	133.9	79.9	70.0
Other financial services businesses	14.3	18.6	16.8
Total Asset Management net investment income	234.0	183.8	170.2
Other	17.4	19.7	20.3
Total net investment income	$586.5	$541.0	$516.3

2009 ANNUAL REPORT	61

Part II

The following tables set forth select segment information at or for the years ended December 31:

(In millions)	Insurance Services	Asset Manage- ment	Other	Total
2009:
Revenues:
Premiums	$2,067.2	$34.7	$—	$2,101.9
Administrative fees	8.3	114.1	(13.9)	108.5
Net investment income	335.1	234.0	17.4	586.5
Net capital losses	—	—	(26.9)	(26.9)
Total revenues	2,410.6	382.8	(23.4)	2,770.0
Benefits and expenses:
Benefits to policyholders	1,530.3	45.4	—	1,575.7
Interest credited	4.7	140.9	—	145.6
Operating expenses	333.9	126.9	15.4	476.2
Commissions and bonuses	169.8	32.2	—	202.0
Premium taxes	34.2	—	—	34.2
Interest expense	—	0.1	39.1	39.2
Net increase in deferred acquisition costs, value of business acquired and intangibles	(18.6)	—	—	(18.6)
Total benefits and expenses	2,054.3	345.5	54.5	2,454.3
Income (loss) before income taxes	$356.3	$37.3	$(77.9)	$315.7
Total assets	$7,587.6	$8,721.7	$260.2	$16,569.5
2008:
Revenues:
Premiums	$2,109.1	$31.1	$—	$2,140.2
Administrative fees	9.2	118.3	(12.9)	114.6
Net investment income	337.5	183.8	19.7	541.0
Net capital losses	—	—	(128.8)	(128.8)
Total revenues	2,455.8	333.2	(122.0)	2,667.0
Benefits and expenses:
Benefits to policyholders	1,549.7	39.7	—	1,589.4
Interest credited	10.8	99.9	—	110.7
Operating expenses	338.4	131.4	(0.6)	469.2
Commissions and bonuses	175.8	51.8	—	227.6
Premium taxes	37.3	—	—	37.3
Interest expense	—	0.4	38.8	39.2
Net increase in deferred acquisition costs, value of business acquired and intangibles	(22.6)	(24.9)	—	(47.5)
Total benefits and expenses	2,089.4	298.3	38.2	2,425.9
Income (loss) before income taxes	$366.4	$34.9	$(160.2)	$241.1
Total assets	$7,300.3	$6,904.9	$350.0	$14,555.2

(In millions)	Insurance Services	Asset Manage- ment	Other	Total
2007:
Revenues:
Premiums	$2,063.6	$14.7	$—	$2,078.3
Administrative fees	8.4	118.7	(11.9)	115.2
Net investment income	325.8	170.2	20.3	516.3
Net capital losses	—	—	(0.6)	(0.6)
Total revenues	2,397.8	303.6	7.8	2,709.2
Benefits and expenses:
Benefits to policyholders	1,569.4	22.4	—	1,591.8
Interest credited	16.1	92.7	—	108.8
Operating expenses	313.2	120.2	1.4	434.8
Commissions and bonuses	167.5	30.5	—	198.0
Premium taxes	36.4	—	—	36.4
Interest expense	—	0.5	30.2	30.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(27.4)	(5.6)	—	(33.0)
Total benefits and expenses	2,075.2	260.7	31.6	2,367.5
Income (loss) before income taxes	$322.6	$42.9	$(23.8)	$341.7
Total assets	$7,232.2	$7,545.8	$204.9	$14,982.9

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: Level 1 inputs are based upon quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date. Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and

62	STANCORP FINANCIAL GROUP, INC.

model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 inputs are generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability.

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value: (1) the market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities; (2) the income approach, which uses the present value of cash flows or earnings; and (3) the cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The table below sets forth the estimated fair value of each financial instrument and the carrying value of each financial instrument at December 31:

	2009		2008
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Investments:
Investment securities	$6,158.7	$6,158.7	$5,197.8	$5,197.8
S&P 500 index options	8.6	8.6	2.5	2.5
Commercial mortgage loans, net	4,177.1	4,284.8	3,989.2	4,083.6
Policy loans	3.3	3.1	3.4	3.4
Separate account assets	4,174.5	4,174.5	3,075.9	3,075.9
Liabilities:
Total other policyholder funds, investment-type contracts	$3,702.6	$3,705.4	$3,278.4	$3,308.1
Index-based interest guarantees	40.4	40.4	33.0	33.0
Long-term debt	493.8	553.2	389.8	561.5

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

The fair value for long-term debt was predominantly based on quoted market prices as of December 31, 2009 and 2008 and trades occurring close to December 31, 2009 and 2008. The fair value for the Company’s long-term debt was materially affected by depressed values for conventional debt securities as of December 31, 2008.

Financial Instruments Measured and Recorded at Fair Value

Fixed maturity securities—available-for-sale, Standard & Poor’s (“S&P”) 500 index options and index-based interest guarantees are recorded at fair value on a recurring basis. In the Company’s consolidated statements of income and comprehensive income, unrealized gains and losses are reported in other comprehensive income for fixed maturity securities—available-for-sale, in net investment income for S&P 500 index options and in interest credited for index-based interest guarantees.

Separate account assets represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to participant-directed 401(k) contracts. Separate account assets are recorded at fair value on a recurring basis with changes in fair value recorded in separate account liabilities.

2009 ANNUAL REPORT	63

Part II

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

In order to assist management in determining the values of these assets, the Company utilizes an independent pricing service. The pricing service incorporates a variety of market observable information in their valuation techniques, including:

•	Reported trading prices.
•	Benchmark yields.
•	Broker-dealer quotes.
•	Benchmark securities.
•	Bids and offers.
•	Credit ratings.
•	Relative credit information.
•	Other reference data.

The pricing service also takes into account perceived market movements and sector news, as well as a bond’s terms and conditions, including any features specific to that issue that may influence risk, and thus marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The Company generally obtains one value from its primary external pricing service. On a case-by-case basis, the Company may obtain further quotes or prices from additional parties as needed.

The pricing service provides quoted market prices when available. Quoted prices are not always available due to bond market inactivity. The pricing service obtains a broker quote when sufficient information, such as security structure or other market information, is not available to produce a valuation. Valuations and quotes obtained from third party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.

External valuations are validated by the Company at least quarterly through a combination of procedures, that include the evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. Additionally, as needed the Company utilizes discounted cash flow models or performs independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing service. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of December 31, 2009 or December 31, 2008.

S&P 500 index options and certain available-for-sale fixed maturity securities were valued using Level 3 inputs and are included in the corporate bonds category in the table below. The available-for-sale fixed maturity security bonds in Level 3 were valued using matrix pricing, independent broker quotes and other market standard valuation methodologies. These values utilized inputs that were not observable or could not be derived principally from, or corroborated by, observable market data. These inputs included assumptions regarding liquidity, estimated future cash flows, and discount rates. Unobservable inputs to these valuations are based on management’s judgment or estimation obtained from the best sources available. The Company’s valuations maximize the use of observable inputs, which include an analysis of securities in similar sectors with comparable maturity dates and bond ratings. Broker quotes are validated by management for reasonableness in conjunction with information obtained from matrix pricing and other sources.

The Company values S&P 500 index options using the Black-Scholes option pricing model and parameters derived from market sources. The Company’s valuations maximize the use of observable inputs, which include direct price quotes from the Chicago Board Options Exchange (“CBOE”) and values for on-the-run treasury securities and London Interbank Offered Rate (“LIBOR”) rates as reported by Bloomberg. Inputs to the valuations that are not directly observable are estimated from the best sources available to the Company. Unobservable inputs to these valuations include estimates of future gross dividends to be paid on the stocks underlying the S&P 500 index, estimates of bid-ask spreads, and estimates of implied volatilities on options. Valuation parameters are calibrated to replicate the actual end-of-day market quotes for options trading on the CBOE. The Company performs additional validation procedures such as the daily observation of market activity and conditions and the tracking and analyzing of actual quotes provided by banking counterparties each time the Company purchases options from them. Additionally, in order to help validate the values derived through the procedures noted above, the Company obtains indicators of value from representative investment banks.

64	STANCORP FINANCIAL GROUP, INC.

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

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis at December 31:

	2009
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities—available-for-sale:
U.S. government and agency bonds	$425.0	$—	$425.0	$—
Bonds of states and political subdivisions of the U.S.	217.3	—	217.3	—
Foreign government bonds	31.5	—	31.5	—
Corporate bonds	5,493.5	—	5,407.3	86.2
Total fixed maturity securities—available-for-sale	$6,167.3	$—	$6,081.1	$86.2
Separate account assets	4,174.5	4,051.2	123.3	—
Liabilities:
Index-based interest guarantees	$40.4	$—	$—	$40.4

	2008
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities—available-for-sale:
U.S. government and agency bonds	$515.5	$—	$515.5	$—
Bonds of states and political subdivisions of the U.S.	184.8	—	184.8	—
Foreign government bonds	14.2	—	14.2	—
Corporate bonds	4,485.8	—	4,483.3	2.5
Total fixed maturity securities—available-for-sale	$5,200.3	$—	$5,197.8	$2.5
Separate account assets	3,075.9	2,994.2	81.7	—
Liabilities:
Index-based interest guarantees	$33.0	$—	$—	$33.0

The following table sets forth the changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

(In millions)	Fixed Maturity Securities	S&P 500 Index Options	Index-Based Interest Guarantees
Balance, January 1, 2008	$—	$6.0	$(26.3)
Total net gains (losses) included in:
Net investment income	—	(11.1)	—
Interest credited	—	—	9.2
Purchases, sales, issuances and settlements, net	—	7.6	(15.9)
Balance, December 31, 2008	—	2.5	(33.0)
Total net gains included in:
Net investment income	—	4.7	—
Interest credited	—	—	0.4
Purchases, sales, issuances and settlements, net	—	1.4	(7.8)
Transfers to Level 3 assets and liabilities	77.6	—	—
Balance, December 31, 2009	$77.6	$8.6	$(40.4)
Net unrealized gains (losses) included in income before income taxes for assets and liabilities held at fair value at December 31:
2008	$—	$(11.1)	$9.2
2009	3.4	4.7	0.4

Changes to the fair value of fixed maturity securities were recorded to other comprehensive income. Changes to the fair value of the S&P 500 index options were recorded to net investment income. Changes in the fair value of the index-based interest guarantees were recorded as interest credited. The interest credited amount for 2009 also included a change in the Level 3 actuarial assumptions that contributed $2.4 million of negative interest to the balance.

Certain assets and liabilities are measured at fair value on a nonrecurring basis such as non-performing commercial mortgage loans with specific reserves and real estate acquired through commercial mortgage loan foreclosures.

2009 ANNUAL REPORT	65

Part II

The following table sets forth the assets measured at fair value on a nonrecurring basis during the year that the Company continued to hold at December 31:

	2009
(In millions)	Total	Level 1	Level 2	Level 3
Commercial mortgage loans	$22.0	$—	$—	$22.0
Real estate owned	23.9	—	—	23.9
Total assets measured at fair value on a nonrecurring basis	$45.9	$—	$—	$45.9

	2008
(In millions)	Total	Level 1	Level 2	Level 3
Commercial mortgage loans	$1.7	$—	$—	$1.7
Real estate owned	6.2	—	—	6.2
Total assets measured at fair value on a nonrecurring basis	$7.9	$—	$—	$7.9

The commercial mortgage loans with specific reserves and real estate owned are valued using Level 3 measurements. These measurements include appraisals and a valuation of the market value of the asset using general underwriting procedures. These Level 3 inputs are reviewed for reasonableness by management and evaluated on a quarterly basis. For further discussion of commercial mortgage loans with specific reserves, see “Note 6—Commercial Mortgage Loans, Net.”

5. INVESTMENT SECURITIES

The following tables set forth the amortized cost and fair value of available-for-sale investment securities at December 31:

	2009
	Amortized Cost	Unrealized		Fair Value
(In millions)		Gains	Losses
Available-for-sale:
U.S. government and agency bonds	$397.2	$28.2	$0.4	$425.0
Bonds of states and political subdivisions of the U.S.	212.0	7.4	2.1	217.3
Foreign government bonds	30.4	1.2	0.1	31.5
Corporate bonds	5,284.0	248.0	38.5	5,493.5
Total investment securities	$5,923.6	$284.8	$41.1	$6,167.3

	2008
	Amortized Cost	Unrealized		Fair Value
(In millions)		Gains	Losses
Available-for-sale:
U.S. government and agency bonds	$457.6	$58.0	$0.1	$515.5
Bonds of states and political subdivisions of the U.S.	177.3	9.9	2.4	184.8
Foreign government bonds	13.0	1.2	—	14.2
Corporate bonds	4,674.2	67.8	256.2	4,485.8
Total investment securities	$5,322.1	$136.9	$258.7	$5,200.3

The following table sets forth the contractual maturities of available-for-sale investment securities at December 31:

	2009		2008
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Due in 1 year or less	$372.7	$380.1	$503.2	$502.4
Due in 1 to 5 years	2,747.9	2,875.1	2,386.1	2,309.8
Due in 5 to 10 years	2,029.0	2,112.4	1,571.5	1,515.0
Due after 10 years	774.0	799.7	861.3	873.1
Total investment securities	$5,923.6	$6,167.3	$5,322.1	$5,200.3

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds represented 2.8%, or $171.9 million, of our investment securities at December 31, 2009.

The following table sets forth net investment income summarized by type of investment for the years ended December 31:

(In millions)	2009	2008	2007
Available-for-sale investment securities	$314.1	$291.0	$274.7
Commercial mortgage loans	274.3	261.6	240.9
Real estate	4.3	5.8	7.5
Policy loans	0.2	0.2	0.2
Other	12.4	—	8.6
Gross investment income	605.3	558.6	531.9
Investment expenses	(18.8)	(17.6)	(15.6)
Net investment income	$586.5	$541.0	$516.3

66	STANCORP FINANCIAL GROUP, INC.

The following table sets forth capital gains (losses) for the years ended December 31:

(In millions)	2009	2008	2007
Gains:
Available-for-sale investment securities	$29.6	$3.9	$5.0
Commercial mortgage loans	1.1	3.3	2.5
Real estate	—	2.7	0.1
Gross capital gains	30.7	9.9	7.6
Losses:
Available-for-sale investment securities	(35.0)	(133.0)	(4.6)
Commercial mortgage loans(1)	(21.4)	(5.2)	(1.9)
Real estate	(0.5)	(0.5)	(1.7)
Other	(0.7)	—	—
Gross capital losses	(57.6)	(138.7)	(8.2)
Net capital losses	$(26.9)	$(128.8)	$(0.6)
(1)	Includes net increases to the loan loss allowance of $12.8 million, $3.8 million and $0.6 million for 2009, 2008 and 2007, respectively.

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.5 million and $7.0 million at December 31, 2009 and 2008, respectively.

The following table sets forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009:

			Aging
	At December 31, 2009		Less than 12 months		12 or more months
(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
Bonds:
U.S. government and agency	12	$0.4	12	$0.4	—	$—
State and political subdivisions of the U.S.	39	2.1	32	1.1	7	1.0
Foreign government	1	0.1	1	0.1	—	—
Corporate	842	38.5	466	17.1	376	21.4
	894	$41.1	511	$18.7	383	$22.4
Fair market value of securities with unrealized losses:
Bonds:
U.S. government and agency	12	$20.7	12	$20.7	—	$—
State and political subdivisions of the U.S.	39	57.2	32	45.3	7	11.9
Foreign government	1	4.9	1	4.9	—	—
Corporate	842	934.5	466	679.0	376	255.5
	894	$1,017.3	511	$749.9	383	$267.4

The unrealized losses on the investment securities set forth above were primarily due to increases in market interest rates subsequent to their purchase by the Company. Additionally, unrealized losses have been affected by overall economic factors. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to reasons of credit quality or to any company or industry specific event. Based on management’s evaluation of the securities and the Company’s intent to sell or whether it is more likely than not the Company will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary. In comparing December 31, 2009, to December 31, 2008, the significant decrease in the number and amount of securities with an unrealized loss position was primarily due to an overall economic improvement in the securities’ markets that affected multiple economic sectors.

2009 ANNUAL REPORT	67

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

See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities” for a discussion regarding fixed maturity securities’ OTTI and cumulative effect adjustment.

6. COMMERCIAL MORTGAGE LOANS, NET

The Company underwrites mortgage loans on commercial property and in addition to real estate collateral, requires either partial or full recourse on most loans. The following table sets forth the geographic concentration of commercial mortgage loans at December 31:

	2009		2008
(In millions)	Amount	Percent	Amount	Percent
California	$1,153.0	26.9%	$1,130.6	27.7%
Texas	445.1	10.4	410.0	10.0
Florida	299.4	7.0	244.3	6.0
Georgia	239.4	5.6	224.8	5.5
Other	2,147.9	50.1	2,073.9	50.8
Total commercial mortgage loans	$4,284.8	100.0%	$4,083.6	100.0%

Although the Company underwrites commercial mortgage loans throughout the United States, commercial mortgage loans in California represent a concentration of credit risk at 26.9% and 27.7% of our commercial mortgage loan portfolio at December 31, 2009 and 2008, respectively. Through this concentration, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires, which may affect certain areas of the state. We require borrowers to maintain fire insurance coverage to provide reimbursement for losses due to fire.

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

The following table sets forth the amount of commercial mortgage loans on the consolidated balance sheet at December 31, 2009, segregated by origination year:

(Dollars in millions)	Amount	Percent
Prior to 2002	$168.7	3.9%
2002	250.4	5.8
2003	429.9	10.0
2004	625.0	14.6
2005	498.2	11.6
2006	530.2	12.4
2007	666.4	15.6
2008	640.6	15.0
2009	475.4	11.1
Total	$4,284.8	100.0%

68	STANCORP FINANCIAL GROUP, INC.

Commercial mortgage loans foreclosed were $33.2 million and $6.8 million for 2009 and 2008, respectively. Assets transferred to real estate were $24.2 million and $6.2 million for 2009 and 2008, respectively, after charges against the allowance. At December 31, 2009 and 2008, we had commercial mortgage loans totaling $17.3 million and $7.8 million, respectively, which were more than sixty days delinquent, and of these amounts, $6.2 million and $3.9 million, respectively, were in the process of foreclosure. We had a net balance of restructured loans of $28.7 million at December 31, 2009. For 2009, 25 commercial mortgage loans from 11 different states were foreclosed or acquired through deed in lieu in the amount of $33.2 million. The foreclosure of these loans resulted in an overall loss of $8.3 million for 2009, with no individual state representing more than $1.4 million of the losses. For 2009, the value of real estate acquired as a result of this activity was $24.2 million.

See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for the commercial mortgage loan loss allowance valuation policy. The following table sets forth commercial mortgage loan valuation and loan loss allowance provisions at December 31:

(In millions)	2009	2008	2007
Balance at beginning of the year	$6.8	$3.0	$2.4
Provisions	21.1	5.1	1.8
Charge offs, net	(8.3)	(1.3)	(1.2)
Balance at end of the year	$19.6	$6.8	$3.0

The increase in the mortgage loan loss allowance in 2009 was primarily due to increased delinquencies, requests for forbearance and loans in the process of foreclosure in our mortgage loan portfolio.

The Company defines a non-performing loan as a loan that is not performing to the contractual terms of the loan agreement and for which the Company believes there is a probability of loss on the loan. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for a full discussion. The following table sets forth non-performing commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance at December 31:

(In millions)	2009	2008
Non-performing commercial mortgages with allowance for losses	$28.5	$2.4
Non-performing commercial mortgages with no allowance for losses	1.9	—
Allowance for losses on non-performing commercial mortgages, end of year	6.5	0.7

Net carrying value of non-performing commercial mortgages	$23.9	$1.7

Non-performing commercial mortgage loans without an allowance for losses are those for which we have determined that it remains probable that the Company will collect all amounts due. The average recorded investment in non-performing mortgages before allowance for losses was $17.5 million, $3.2 million and $2.2 million for 2009, 2008 and 2007, respectively. Interest income recognized on these non-performing loans, which is included in net investment income, was $0.1 million for 2009, 2008 and 2007. The Company continues to recognize interest income on delinquent loans until the loans are more than 90 days delinquent.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company markets indexed annuities, which permit the holder to elect an interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest rate guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to manage the risk related to the guarantees. The index-based

2009 ANNUAL REPORT	69

Part II

interest guarantees are discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based guarantees. The interest credited to policyholders relating to the change in the fair value of the index-based interest guarantees decreased $0.4 million for 2009, compared to a decrease of $9.2 million for 2008. The decrease for 2009 and 2008 was primarily due to fluctuations of the S&P 500 index and the discount rates used to value the derivatives during those periods.

The Company purchases S&P 500 index call spread options (“index options”) for its interest crediting strategy used in its indexed annuity product. The index options are purchased from investment banks and are selected in a manner that supports the amount of interest that is expected to be credited in the current year to annuity policyholder accounts that are dependent on the performance of the S&P 500 index. The purchase of index options is a pivotal part of our risk management strategy for indexed annuity products. The index options are exclusively used for risk management. While valuations of the index options are sensitive to a number of variables, valuations for index options purchased are most sensitive to changes in the S&P 500 index value and the implied volatilities of this index. The Company generally purchases fewer than five index option contracts per month, which all have an expiry date of one year from the date of purchase. The notional amount of the Company’s index option contracts at December 31, 2009 and 2008 was $252.5 million and $281.6 million, respectively. Option premiums paid for the Company’s index option contracts for 2009 and 2008 were $6.2 million and $7.6 million, respectively. The amount received for options exercised was $4.9 million for 2009. There were no options exercised in 2008.

The Company recognizes all derivative investments as assets or liabilities in the balance sheet at fair value. The Company does not designate its derivatives as hedging instruments and thus does not use hedge accounting. As such, any change in the fair value of the derivative assets and derivative liabilities is recognized as income or loss in the period of change.

The following table sets forth the fair value of the Company’s derivative assets (See “Note 4—Fair Value of Financial Instruments” for additional fair value information) as of December 31:

	Derivative Assets
(In millions)	2009		2008
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
S&P 500 index spread option contracts	Fixed maturity securities	$8.6	Fixed maturity securities	$2.5
Total derivative assets		$8.6		$2.5

The following table sets forth the Company’s derivative liabilities as of December 31:

	Derivative Liabilities
(In millions)	2009		2008
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Index-based interest guarantees embedded in indexed annuities	Other policyholder funds	$40.4	Other policyholder funds	$33.0
Total derivative liabilities		$40.4		$33.0

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities for December 31:

	Amount of Gain (Loss) Recognized in Income on Derivatives
(In millions)		2009	2008
Derivatives Not Designed as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives
S&P 500 index call spread option contracts	Net investment income	$4.7	$(11.1)
Index-based interest guarantees embedded in indexed annuities	Interest credited	0.4	9.2
Net gain (loss)		$5.1	$(1.9)

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its index option contracts and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 index. The Company’s maximum credit exposure would require an increase of approximately 8.5% in the value of

70	STANCORP FINANCIAL GROUP, INC.

the S&P 500 index. The maximum credit risk is calculated using the cap strike price within the Company’s index option contracts less the floor price, multiplied by the notional amount of the contracts.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives at December 31, 2009:

Counterparty	Derivative Assets at Fair Value	Maximum Credit Risk
(In millions)
Merrill Lynch	$3.9	$6.4
Bank of New York Mellon	4.7	6.9
Total	$8.6	$13.3

8. LIABILITY FOR UNPAID CLAIMS, CLAIM ADJUSTMENT EXPENSES AND OTHER POLICYHOLDER FUNDS

The liability for unpaid claims, claim adjustment expenses and other policyholder funds includes liabilities for insurance offered on products such as group long term and short term disability, individual disability, group dental, group vision and group AD&D. The liability for unpaid claims and claim adjustment expenses is established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equals our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. This liability is included in future policy benefits and claims in the consolidated balance sheets. The following table sets forth the change in the liabilities for unpaid claims and claim adjustment expenses for the years ended December 31:

(In millions)	2009	2008	2007
Balance at beginning of the year, gross of reinsurance	$3,609.7	$3,514.4	$3,350.5
Less: reinsurance recoverable and other	(114.9)	(103.1)	(98.0)
Net balance at beginning of the year	3,494.8	3,411.3	3,252.5
Incurred related to:
Current year	1,020.5	1,028.1	1,032.4
Prior year’s interest	174.8	172.0	191.1
Prior years	(151.2)	(142.8)	(115.4)
Total incurred	1,044.1	1,057.3	1,108.1
Paid related to:
Current year	(315.6)	(307.4)	(301.2)
Prior year	(678.9)	(666.4)	(648.1)
Total paid	(994.5)	(973.8)	(949.3)
Net balance at end of the year and other	3,544.4	3,494.8	3,411.3
Plus: reinsurance recoverable	106.9	114.9	103.1
Balance at end of the year, gross of reinsurance	$3,651.3	$3,609.7	$3,514.4

Classified as future policyholder benefits and claims, but excluded from the preceding table are amounts recorded for group and individual life reserves, group and individual annuity reserves, and individual disability active life reserves. Below is a table that reconciles amounts above to future policyholder benefits and claims as presented on the consolidated balance sheet:

(In millions)	2009	2008	2007
Future benefits to policyholders	$5,368.7	$5,285.9	$5,158.7
Less: Individual life reserves	(589.3)	(595.5)	(600.8)
Less: Group life reserves	(735.7)	(739.9)	(735.6)
Less: Group and Individual annuity reserves	(201.5)	(162.1)	(141.8)
Less: Individual disability active life reserves	(190.9)	(178.7)	(166.1)

Liability for unpaid claims and claims adjustment expenses	$3,651.3	$3,609.7	$3,514.4

The majority of the net liability balances are related to long term disability claims on which interest earned on assets backing the reserves is a key component of reserving and pricing. The year-to-year development of incurred claims related to prior years is therefore broken out into an interest portion and remaining incurred portion.

The changes in amounts incurred related to prior years for the years 2009, 2008, and 2007 are not the result of a significant change in an underlying assumption or method used to determine the estimate. Instead we expect these amounts to change over time as a result of the growth in the size of our in force insurance business and the actual claims experience with respect to that business during the time periods captured for claims with an incurred date in years prior to the year of valuation. Interest is also a key component in the year-to-year development of the reserves and therefore the positive changes in amounts incurred related to prior years for the years 2009, 2008 and 2007 should not be taken as an indicator of the adequacy or inadequacy of the reserves held. In each of the years captured, there was a decrease in incurred amounts associated with prior years after the effect of interest is taken into account, indicating claim experience was favorable when compared to the assumptions used to establish the associated reserves.

Other policyholder funds at December 31, 2009, 2008 and 2007, included employer-sponsored defined contribution and benefit plans funds, of $1.48 billion, $1.42 billion and $1.40 billion, respectively, and individual fixed-rate annuity funds of $1.78 billion, $1.53 billion and $892.3 million, respectively. The remaining amount of other policyholder funds primarily relates to indexed

2009 ANNUAL REPORT	71

Part II

annuity funds, premiums on deposits, advanced premiums and experienced related liabilities.

9. LONG-TERM DEBT

On September 25, 2002, we completed an initial public debt offering of $250 million of 10-year senior notes (“Senior Notes”) with an interest rate of 6.875%. The principal amount of the Senior Notes is payable at maturity on September 25, 2012, and interest is payable semi-annually in April and October.

On May 29, 2007, the Company completed a public debt offering of $300 million of junior subordinated debentures (“Subordinated Debt”) with an interest rate of 6.90%. The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years (prior to June 1, 2017) and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable after year 10 (on or after June 1, 2017) and only with securities that carry equity-like characteristics that are the same as or more equity like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. StanCorp is currently not deferring interest on the Subordinated Debt.

The following table sets forth the Company’s long-term debt at December 31:

(In millions)	2009	2008
Long-term debt:
Senior notes	$250.0	$250.0
Subordinated debt	300.0	300.0
Other long-term borrowings	3.2	11.5
Total long-term debt	$553.2	$561.5

10. INCOME TAXES

The provision for income taxes was as follows for the years ended December 31:

(In millions)	2009	2008	2007
Current	$123.6	$76.4	$113.5
Deferred	(16.8)	1.8	0.7
Total income taxes	$106.8	$78.2	$114.2

The difference between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded tax expense is reconciled as follows:

(In millions)	2009	2008	2007
Tax at federal corporate rate of 35%	$110.5	$84.4	$119.6
Increase (decrease) in rate resulting from:
Tax exempt interest	(0.3)	(0.3)	(0.4)
Dividends received deduction	(3.2)	(3.0)	(3.7)
State income taxes, net of federal benefit	1.0	1.1	2.0
Federal tax credits	(3.1)	(2.9)	(2.7)
Valuation allowance, federal	—	1.0	—
Other	1.9	(2.1)	(0.6)
Total income taxes	$106.8	$78.2	$114.2

The tax effect of temporary differences that gave rise to significant portions of the net deferred tax asset (liability) was as follows at December 31:

(In millions)	2009	2008	2007
Policyholder liabilities	$9.3	$10.1	$14.5
Net unrealized capital losses	—	46.5	—
Compensation and benefit plans	40.4	39.3	21.8
Loss carryforwards	54.4	31.4	25.4
Investments	24.6	28.1	9.2
Other	4.5	6.3	3.9
Total deferred tax assets	133.2	161.7	74.8
Less: Valuation allowances	(1.9)	(2.5)	—
Net deferred tax assets	131.3	159.2	74.8
Net unrealized capital gains	71.4	—	22.2
Capitalized software	18.0	17.2	11.9
Deferred policy acquisition costs	62.3	57.5	45.6
Intangible	5.4	7.1	8.1
Other	4.2	2.3	2.6
Total deferred tax liabilities	161.3	84.1	90.4
Net deferred tax asset (liability)	$(30.0)	$75.1	$(15.6)

The Company is carrying forward net operating losses of $45.4 million that originated in StanCorp and certain subsidiaries. The losses will be used in future years to offset taxable income from those entities to the degree allowed by the Internal Revenue Code. If unutilized, these losses would expire between the years 2023 and 2029. In addition, the Company is carrying forward a $55.4 million federal net operating loss from a business acquisition. This carryforward is subject to limitations under IRS Section 382, which potentially reduces the annual amount that may be utilized. This carryforward will expire between 2019 and 2024. In addition, as a result of this business acquisition, the Company has approximately $1 million of various state net operating loss carryforwards that expire at various dates through 2029.

72	STANCORP FINANCIAL GROUP, INC.

The Company did not have any material unrecognized tax benefits in 2009 and 2008. It is the Company’s accounting policy to record income tax interest and penalties in the income tax provision. See “Note 1—Summary of Significant Accounting Policies—Income Taxes.”

11. PENSION BENEFITS

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees of StanCorp and its subsidiaries, and the agent pension plan is for former field employees and agents. Both plans are sponsored and administered by Standard and are frozen for new participants. The defined benefit pension plans provide benefits based on years of service and final average pay.

In September 2008, the compensation and organization committee of the board of directors of StanCorp approved an amendment to the employee pension plan that also had the effect of modifying the terms of the non-qualified supplemental retirement plan (“non-qualified plan”), which covers eligible executive officers. The amendment became effective January 1, 2009. Under the employee pension plan and the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. Prior to the amendment, a participant could also receive a normal, unreduced retirement benefit once the participant reached age 60 and the sum of his or her age plus years of service was at least 90. The amendment eliminates the requirement that a participant reach age 60 in order to receive an unreduced early retirement benefit, thereby making a participant eligible for this unreduced benefit once the sum of his or her age plus years of service is at least 90.

The Company recognizes the funded or underfunded status of the pension plans as an asset or liability on the balance sheet. This is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the year-end balance sheet date. At December 31, 2009, a liability of $30.5 million was reflected on the balance sheet.

The following table sets forth a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of assets and the funded status at December 31:

(In millions)	2009	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$(270.3)	$(238.6)	$(225.8)
Service cost	(8.9)	(8.9)	(9.3)
Interest cost	(15.7)	(14.4)	(13.2)
Plan amendments	—	(8.7)	—
Actuarial gain (loss)	(6.4)	(5.1)	4.9
Benefits paid	6.2	5.4	4.8
Projected benefit obligation at end of the year	(295.1)	(270.3)	(238.6)
Change in plan assets:
Fair value of plan assets at beginning of the year	229.3	240.0	227.5
Actual return on plan assets	41.5	(35.3)	14.3
Employer contributions	—	30.0	3.0
Benefits paid and estimated expenses	(6.2)	(5.4)	(4.8)
Fair value of plan assets at end of the year	264.6	229.3	240.0
Funded status at end of the year	$(30.5)	$(41.0)	$1.4

The following table sets forth the projected and accumulated benefit obligations and the fair value of assets for our pension plans at December 31:

(In millions)	2009	2008	2007
Projected benefit obligation	$295.1	$270.3	$238.6
Accumulated benefit obligation	252.2	222.3	201.0
Fair value of assets	264.6	229.3	240.0

The Company recognizes as a component of accumulated other comprehensive income or loss, net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost. The following table sets forth the amounts recognized in accumulated other comprehensive loss at December 31:

(In millions)	2009	2008
Net loss	$46.2	$62.3
Prior service cost	4.0	4.4
Total recognized in accumulated other comprehensive loss	$50.2	$66.7

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are $4.4 million and $0.6 million, respectively.

2009 ANNUAL REPORT	73

Part II

The following table sets forth the components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive loss, and obligation assumptions used in the measurement of the benefit obligations for the years ended December 31:

(In millions)	2009	2008	2007
Components of net periodic benefit cost (benefit):
Service cost	$9.0	$9.0	$9.4
Interest cost	15.7	14.4	13.2
Expected return on plan assets	(17.3)	(18.1)	(17.2)
Amortization of unrecognized transition asset	—	—	(0.1)
Amortization of prior service cost (credit)	0.6	(0.3)	(0.2)
Amortization of net actuarial loss	6.9	2.1	2.6
Net periodic benefit cost	14.9	7.1	7.7
Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net (gain) loss	(17.9)	58.5	(2.2)
Prior service cost	—	8.7	—
Amortization of net actuarial loss	(6.9)	(2.1)	(2.6)
Amortization of prior service (cost) credit	(0.6)	0.3	0.3
Amortization of transition asset	—	—	0.1
Total recognized in other comprehensive (income) loss	(25.4)	65.4	(4.4)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(10.5)	$72.5	$3.3
Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	6.00%	6.00%	5.75%
Expected return on plan assets	7.65	7.63	7.63
Rate of compensation increase (Home Office Plan)	4.50	4.50	4.50
Assumptions used to determine benefit obligations:
Discount rate	5.75%	6.00%	6.00%
Rate of compensation increase (Home Office Plan)	4.50	4.50	4.50

The long-run rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category.

The Company made no contributions to the employee pension in 2009. The Company contributed $30.0 million to the employee pension plan in 2008. The Company is not obligated to make any contributions to its pension plans for 2010. In addition, no plan assets are expected to be returned to the Company in 2010.

The following table sets forth the expected benefit payments for the Company’s pension plans for the years indicated:

(In millions)	Amount
2010	$7.3
2011	8.1
2012	9.1
2013	10.1
2014	11.0
2015-2019	71.6

The investment goal of the employee pension plan is to produce long-run portfolio returns that are consistent with reasonable contribution rates and a well-funded plan. To manage the overall risk of the portfolio, the portfolio is reviewed quarterly and rebalanced as necessary to keep the allocation of debt and equity securities within target allocation tolerance levels. The equity securities include pooled separate account funds comprised of large cap growth, large cap blend, large cap value, mid cap blend and foreign mutual funds and are diversified across investment strategies. The employee pension plan held no StanCorp equity securities as plan assets at December 31, 2009 and 2008. The plan invests in a stable asset fund comprised of debt securities represented by a Deposit Administration Contract with Standard. Standard maintains the contributions in an unallocated fund, whose assets are invested with other assets in the general account of Standard. The account is credited with earnings on the underlying investments and charged for plan withdrawals and administrative expenses charged by Standard Retirement Services. The stable asset fund contract may subject the plan to concentrations of risk as its contract value is dependent on the ability of Standard to honor its contractual commitments. There are no reserves against contract value for credit risk of Standard or otherwise.

The investment goal of the agent pension plan is to invest in stable value assets in order to maintain its funded status.

74	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the pension plans at December 31:

	2009	2009	2008
	Target Allocation	Percentage of Plan Assets
Asset category:
Equity securities	50.0%	51.0%	50.9%
Debt securities	50.0	49.0	49.1
Total	100.0%	100.0%	100.0%

Pension plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 4—Fair Value of Financial Instruments” for additional fair value information. The fair values of pooled separate accounts are valued daily based upon quoted market prices in an active market and are classified as Level 1 assets. Pooled separate accounts are recorded at fair value on a recurring basis. The fair value of the stable asset fund has inputs that use significant assumptions not observable in the market and is classified as a Level 3 asset. The stable asset fund is included in the financial statements at the Deposit Administration Contract value. The contract value approximates fair value, as the contract crediting rate resets annually, and the contracts are fully benefit responsive. Contract value represents contributions made under the contracts, plus earnings, less withdrawals and administrative expenses.

The following table sets forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2009:

(In millions)	Total	Level 1	Level 2	Level 3
Asset category:
Equity securities:
Pooled separate account funds:
Large cap growth	$26.7	$26.7	$—	$—
Large cap blend	40.0	40.0	—	—
Large cap value	13.7	13.7	—	—
Mid cap blend	40.9	40.9	—	—
Foreign	13.7	13.7	—	—
Total pooled separate account funds	135.0	135.0	—	—
Debt securities:
Stable asset fund	129.6	—	—	129.6
Total	$264.6	$135.0	$—	$129.6

The following table sets forth the changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2009:

(In millions)	Stable Asset Fund
Balance at beginning of the year	$116.8
Total interest credited	6.2
Purchases, sales, issuances and settlements, net	6.6
Balance at end of the year	$129.6

Deferred compensation plans

Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard and Standard Retirement Services under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for 2009, 2008 and 2007 were $10.5 million, $10.2 million and $8.8 million, respectively.

In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan. The unfunded status was $23.1 million and $23.2 million at December 31, 2009 and 2008, respectively. Expenses were $2.1 million, $2.5 million and $2.3 million for 2009, 2008 and 2007, respectively. At December 31, 2009, net loss and prior service cost of $4.1 million, net of tax, were excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income. In addition, $23.3 million was reflected in other liabilities. In March 2007, additional executive officers were eligible to participate in the plan, which increased the pension benefit obligation by $2.1 million and decreased accumulated other comprehensive income by $1.4 million, net of tax.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $9.9 million and $8.9 million at December 31, 2009 and 2008, respectively.

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

2009 ANNUAL REPORT	75

Part II

postretirement benefit plan is limited to employees who had reached the age of 40 as of January 1, 2006, or whose combined age and length of service were equal to or greater than 45 years as of January 1, 2006.

The funded or underfunded status of the postretirement benefit plan, reflected as an asset or liability, is measured as the difference between the fair value of plan assets and the accumulated benefit obligation. At December 31, 2009, a liability of $15.8 million was reflected on the balance sheet for this plan.

The Company uses a December 31 measurement date for the postretirement benefit plan. The following table sets forth a reconciliation of the changes in the postretirement benefit plan’s accumulated benefit obligation, fair value of assets and the funded status for the years ended December 31:

(In millions)	2009	2008	2007
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$(25.0)	$(22.0)	$(19.9)
Service cost	(1.3)	(0.9)	(1.3)
Interest cost	(1.8)	(1.3)	(1.2)
Amendments	—	—	—
Actuarial loss	(6.3)	(1.0)	—
Benefits paid	0.5	0.2	0.4
Accumulated postretirement benefit obligation at end of the year	(33.9)	(25.0)	(22.0)
Change in postretirement benefit plan assets:
Fair value of plan assets at beginning of the year	17.0	16.9	15.9
Actual return on plan assets	1.4	0.1	1.0
Employer contributions	0.2	0.2	0.5
Benefits paid and estimated expenses	(0.5)	(0.2)	(0.5)
Fair value of plan assets at end of the year	18.1	17.0	16.9
Funded status at end of the year	$(15.8)	$(8.0)	$(5.1)

The gains and losses, and prior service costs or credits excluded from the projected benefit obligation are recognized as a component of accumulated other comprehensive (income) loss, net of tax. The following table sets forth the amounts recognized in accumulated other comprehensive income at December 31:

(In millions)	2009	2008
Net (gain) loss	$5.0	$(1.3)
Prior service credit	(0.9)	(1.6)
Total recognized in accumulated other comprehensive (income) loss	$4.1	$(2.9)

The estimated prior service credit and net loss for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is $0.3 million and $0.2 million, respectively.

The projected discounted cash flow obligation for the postretirement benefit plan was $50.9 million and $42.1 million at December 31, 2009 and 2008, respectively.

The following table sets forth the assumed health care cost trend rates for next year at December 31:

	2009	2008
Health care cost trend rate assumed for next year:
Medical	7.80%	8.25%
Prescriptions	8.70	10.00
HMO (blended)	7.50	6.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (1)	4.50	4.50

(1)	Year that the rate reaches the ultimate trend is 2027.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.4	$(0.3)
Effect on postretirement benefit obligation	5.4	(4.3)

76	STANCORP FINANCIAL GROUP, INC.

Components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive loss, and obligation assumptions used in the measurement of the postretirement benefit obligations were as follows for the years ended December 31:

(Dollars in millions)	2009	2008	2007
Components of net periodic benefit cost (benefit):
Service cost	$1.3	$1.1	$1.1
Interest cost	1.8	1.3	1.2
Expected return on plan assets	(1.2)	(1.1)	(0.9)
Amortization of prior service credit	(0.3)	(0.4)	(0.4)
Amortization of net actuarial gain	—	(0.1)	(0.1)
Net periodic benefit cost	1.6	0.8	0.9
Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net loss	4.4	1.8	—
Amortization of prior service credit	0.3	0.4	0.4
Amortization of net actuarial gain	—	0.1	0.1
Total recognized in other comprehensive loss	4.7	2.3	0.5
Total recognized in net periodic benefit cost and other comprehensive loss	$6.3	$3.1	$1.4
Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	6.00%	6.00%	5.75%
Expected return on plan assets	5.00	5.00	5.50
Rate of compensation increase graded by age	4.50	4.50	4.50
Assumptions used to determine benefit obligations:
Discount rate	5.75%	6.00%	6.00%
Rate of compensation increase graded by age	5.00	4.50	4.50

The Company contributed $0.2 million and $0.2 million to fund the postretirement benefit plan in 2009 and 2008, respectively. The Company expects to make contributions of $0.5 million to its postretirement benefit plan in 2010. No plan assets are expected to be returned to the Company in 2010.

The following table sets forth expected benefit payments for the Company’s postretirement benefit plan for the years indicated:

(In millions)	Amount
2010	$0.9
2011	1.0
2012	1.1
2013	1.3
2014	1.4
2015-2019	9.8

The investment goal of the postretirement plan is to produce a steady return on plan assets to maintain its funded status. To achieve this goal, the Company’s postretirement benefit plan assets are comprised primarily of municipal bonds and cash and cash equivalents.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the postretirement medical plan for the years ended December 31:

	2009	2009	2008
	Target Allocation	Percentage of Plan Assets
Asset category:
Debt securities	95.0%	97.2%	97.4%
Cash and cash equivalents	5.0	2.8	2.6
Total	100.0%	100.0%	100.0%

Postretirement benefit plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 4—Fair Value of Financial Instruments” for additional fair value information. As there was not an active market for the Company’s municipal bond holdings at December 31, 2009, the municipal bonds were valued using Level 2 measurements.

The following table sets forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2009:

(In millions)	Total	Level 1	Level 2	Level 3
Asset Category:
Debt securities:
Municipal bonds	$17.6	$—	$17.6	$—
Cash and cash equivalents	0.5	0.5	—	—

Total	$18.1	$0.5	$17.6	$—

13. SHARE-BASED COMPENSATION

The Company has three share-based compensation plans: the 1999 Omnibus Stock Incentive Plan (“1999 Plan”), the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). Substantially all of the authorized shares in the 1999 Plan were issued or optioned as of December 31, 2009 and no new shares or options may be issued under this plan. The 2002 Plan was authorized as a replacement for the 1999 Plan. The 2002 Plan authorizes the board of directors to grant eligible employees and certain related parties incentive or non-statutory stock options and stock awards. The maximum number of shares of common stock that may be issued under the 2002 Plan is 4.8 million. At December 31, 2009, 3.0 million shares or options for shares

2009 ANNUAL REPORT	77

Part II

have been issued under the 2002 Plan. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. The ESPP is described later in this note.

Income before income taxes included compensation cost related to all share-based compensation arrangements of $9.6 million, $8.7 million and $8.7 million for 2009, 2008 and 2007, respectively. The related tax benefits were $3.4 million, $3.0 million and $3.0 million for the same periods, respectively.

The Company has provided three types of share-based compensation pursuant to the 2002 Plan: option grants, stock award grants, and stock retainer fees to directors.

Option grants

Options are granted to directors, officers and certain non-officer employees. Directors typically receive annual grants in amounts determined by the nominating and corporate governance committee of the board of directors and executive officers typically receive annual grants in amounts determined by the organization and compensation committee of the board of directors. Officers may also receive options when hired or promoted to an officer position. In addition, the chief executive officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the market closing price of the Company’s common stock on the date of grant. Directors’ options vest in one year with other options generally vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the change of control agreement. Options generally expire 10 years from the grant date.

The following table sets forth a summary of option activity and options outstanding and exercisable:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Total Intrinsic Value
Outstanding, January 1, 2007	2,350,662	$32.61	6.7	$31,305,782
Granted	432,800	45.72
Exercised	(326,321)	24.43
Forfeited	(106,975)	44.81
Expired	(7,038)	44.90
Outstanding, December 31, 2007	2,343,128	35.58	6.4	34,722,495
Granted	405,450	49.46
Exercised	(209,510)	27.12
Forfeited	(12,715)	44.99
Expired	(10,787)	46.29
Outstanding, December 31, 2008	2,515,566	38.42	6.1	16,301,078
Granted	523,501	37.08
Exercised	(101,903)	18.17
Forfeited	(110,146)	43.08
Expired	(33,542)	20.42
Outstanding, December 31, 2009	2,793,476	38.94	6.0	13,272,319
Vested or expected to be vested, December 31, 2009	2,756,964	38.91	5.9	13,173,648
Exercisable, December 31, 2009	2,063,243	38.12	5.1	11,298,914

The fair value of each option award granted under the share-based compensation plans was estimated using the Black-Scholes option pricing model as of the grant date using the assumptions noted in the following table. The Black-Scholes model uses the expected term as an input with the calculated option value varying directly with the length of time until exercise. The Company bases its estimate of the expected term on an analysis of the historical exercise experience of similar options granted to similar employee or director groups. The expected term given below represents the weighted-average expected term of options granted. Expected stock price volatility is based on the volatility of the Company’s common stock price over the prior period equal in duration to the expected term. The dividend rate is the rate expected to be paid over the

78	STANCORP FINANCIAL GROUP, INC.

expected term, generally estimated to be equal to the rate for the year prior to the grant. The risk-free rate is the interest rate on a U.S. Treasury bond of a maturity closest to the expected term of the option granted.

	2009	2008	2007
Dividend yield	2.10%	1.47%	1.34%
Expected stock price volatility	37.7-47.5	24.0-38.6	22.7-26.8
Risk-free interest rate	1.66-3.07	1.46-3.49	4.57-4.69
Expected option lives	5.4 years	5.5 years	4.9 years

The weighted-average grant date fair value of options granted was $11.52, $12.30 and $11.95 for 2009, 2008 and 2007, respectively. The total intrinsic value of the options exercised was $1.4 million, $5.0 million and $8.4 million for the same periods, respectively. The amount that the Company received from the exercise of stock options was $1.9 million, $5.7 million and $8.0 million for 2009, 2008 and 2007, respectively. The related tax benefit derived from the tax deduction received by the Company for the difference between the common stock price and the exercise price when the options were exercised was $0.5 million, $1.8 million and $2.8 million for 2009, 2008 and 2007, respectively.

The expense of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At December 31, 2009, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $5.6 million. This cost will be recognized over the next four years. During 2009, certain executive officers of the Company retired, upon which the vesting of some of their options was accelerated in accordance with their option agreements. The accelerated vesting resulted in recognition of $1.8 million of additional compensation cost for 2009.

Stock award grants

Stock award grants are a part of the Company’s long-term compensation for certain senior officers. Annual performance-based stock awards are made to designated senior officers and vest with respect to all or a portion of the awards based on the Company’s financial performance for a given year. Under the current plans, the Company had 0.8 million shares available for issuance as stock award grants at December 31, 2009.

In years prior to 2007, the performance-based stock awards consisted of restricted shares (60%) and cash performance units (40%), which represent a right to receive cash equal to the value of one share of common stock. The restricted shares and cash performance units were subject to forfeiture if continued employment and financial performance criteria were not met.

The compensation cost of these awards was measured using an estimate of the number of shares of Company common stock that will vest at the end of the performance period, multiplied by the fair value on the grant date. For stock awards, the fair value was measured as the closing common stock price on the grant date. For cash units, the fair value was measured as the closing common stock price on the date of the financial statements.

The following table sets forth a summary of the activity of performance-based restricted shares and cash performance units outstanding:

	Restricted Shares	Cash Units	Weighted- Average Grant Date Fair Value
Unvested balance, January 1, 2007	121,919	79,825	$41.37
Granted	—	—
Vested	(27,086)	(17,923)
Forfeited	(25,928)	(17,207)
Unvested balance, December 31, 2007	68,905	44,695	45.62
Granted	—	—
Vested	(21,422)	(13,612)
Forfeited	(11,236)	(7,142)
Unvested balance, December 31, 2008	36,247	23,941	50.15
Granted	—	—
Vested	(15,959)	(10,550)
Forfeited	(20,288)	(13,391)
Unvested balance, December 31, 2009	—	—	—

There were no unvested restricted shares or cash units outstanding and no unrecognized compensation cost for these awards at December 31, 2009. The total value of restricted shares vested and cash units paid was $0.8 million, $2.1 million and $2.2 million for 2009, 2008 and 2007, respectively.

In December 2006, the organization and compensation committee of the board of directors of StanCorp approved a revised form of long-term incentive award agreement to be used in connection with future grants of performance-based stock awards to officers (“Performance Shares”). Under the new agreement, Performance Share grants represent the maximum number of shares issuable to the designated officers and are generally granted two years before the beginning of the performance period. The

2009 ANNUAL REPORT	79

Part II

actual number of shares issued at the end of the performance period is based on satisfaction of employment and financial performance conditions, with a portion of the shares withheld to cover required tax withholding. The new agreement replaced the restricted shares and cash performance unit arrangement previously used.

The following table sets forth a summary of the activity of Performance Shares outstanding:

	Performance Shares	Weighted- Average Grant Date Fair Value
Unvested balance, January 1, 2007	—	$—
Granted	83,655
Vested	—
Forfeited	(8,680)
Unvested balance, December 31, 2007	74,975	45.49
Granted	77,712
Vested	(4,299)
Forfeited	(2,666)
Unvested balance, December 31, 2008	145,722	47.95
Granted	109,884
Vested	(21,082)
Forfeited	(120,435)
Unvested balance, December 31, 2009	114,089	38.97

The Company granted 109,884, 77,712 and 83,655 Performance Shares for 2009, 2008 and 2007, respectively. The compensation cost that the Company will ultimately recognize as a result of these awards is dependent on the Company’s financial performance. Assuming that the maximum is achieved for each performance goal, $3.8 million in additional compensation cost would be recognized through 2012. A target or expected payout of 70% of the total would result in approximately $2.5 million of additional compensation cost through 2012. This cost is expected to be recognized over a weighted-average period of 1.6 years. During 2009, certain executive officers of the Company retired upon which they forfeited 82,027 Performance Shares in accordance with their long-term incentive compensation agreements.

Stock retainer fees to directors

Prior to May 7, 2007, Company common stock was used pursuant to the 1999 Plan and the 2002 Plan to pay a portion of the retainer fees to members of the Company’s board of directors. Total retainer fees were fixed in dollars. Directors received one-third of the retainer fees in common stock and received the remainder in cash. The number of shares issued varied according to the market value of the common stock on the date of the issue. The shares were fully vested when issued.

On November 6, 2006, the board of directors of the Company approved a director compensation schedule that became effective May 7, 2007. Each director who was not an employee of the Company received cash retainer fees. Additionally, each director received 1,000 shares of Company common stock annually beginning on the day preceding the annual shareholders meeting in 2008.

On February 9, 2009, the board of directors of the Company approved a new director compensation schedule that became effective May 4, 2009. Under the new schedule, each director who is not an employee of the Company receives cash retainer fees and Company common stock with a fair value equal to $50,000 based on the Company’s closing common stock price on the day of the annual shareholders meeting. On November 9, 2009, the board of directors of the Company approved a director compensation schedule that updated the annual board retainer fees and eliminated committee meeting fees effective January 1, 2010.

The number of director shares issued was 10,339, 9,820 and 1,292 for 2009, 2008 and 2007, respectively. The weighted-average fair value per share for the shares issued was $28.19, $53.22 and $46.36 for the same periods, respectively.

Employee share purchase plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the fair market value of the common stock on either the commencement date of each six-month offering period or the end-of-the-period purchase date. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. Within the ESPP, no employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year. Of the 2.0 million shares authorized for this plan, 0.5 million remain available at December 31, 2009.

The Company’s compensation cost for the ESPP is measured as the sum of the value of the 15% discount and the value of the embedded six-month option. The value of the discount is equal to 15% of the fair market value of the purchase price of the common stock. The value of the embedded option is calculated using the Black-Scholes option pricing model using the assumptions noted in the

80	STANCORP FINANCIAL GROUP, INC.

following table. Expected stock price volatility was based on the volatility of the price of the Company’s common stock during the six months preceding the offering period. The risk-free rate was based on the six-month U.S. Treasury yield curve in effect at the time of the grant.

	2009	2008	2007
Dividend yield	1.81-2.70%	1.32-1.45%	1.34%
Expected stock price volatility	87.0-98.1	33.5-34.4	17.0-27.7
Risk-free interest rate	0.28-0.31	2.42-3.32	4.69-5.15
Expected option lives	0.5 years	0.5 years	0.5 years

The weighted-average fair value per share for the Company’s ESPP offerings was $12.82, $12.18 and $10.27 during 2009, 2008 and 2007, respectively. The Company’s compensation cost resulting from the ESPP was $2.9 million, $1.8 million and $1.2 million for 2009, 2008 and 2007, respectively. The related tax benefit was $1.0 million, $0.6 million and $0.4 million for the same periods, respectively.

14. REINSURANCE

The Company manages the insurance risk through sound product design and underwriting, effective claims management, disciplined pricing, distribution expertise, broad diversification of risk by customer geography, industry, size and occupation, maintenance of a strong financial position, maintenance of reinsurance and risk pool arrangements, and sufficient alignment of assets and liabilities to meet financial obligations.

In order to limit its losses from large claim exposures, the Company enters into reinsurance agreements with other insurance companies. The Company reviews its retention limits based on size and experience. The maximum retention limit per individual for group life and AD&D is $750,000. The Company’s maximum retention limit for group disability insurance is $15,000 of monthly benefit per individual. During 2007, the Company increased its maximum retention limit from $5,000 to $5,500 of monthly benefit per individual for individual disability policies with effective dates on or after September 1, 2007. On certain Minnesota Life business, the Company has a maximum retention of $6,000 of monthly benefit per individual.

Standard maintains a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2009, the agreement provided for 21% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2009, was $225.9 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3% of the Company’s total premiums for each of the three years 2009, 2008 and 2007. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

In addition to product-specific reinsurance arrangements, the Company maintains reinsurance coverage for certain catastrophe losses related to group life and AD&D with partial coverage of nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and its participation in a catastrophe reinsurance pool discussed below, the Company has coverage of up to $435.7 million per event.

The Company is part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses on group life and AD&D over 28 participating members. The annual fee paid by the Company in 2009 to participate in the pool was less than $30,000. As a member of the pool, the Company is exposed to maximum potential losses experienced by other participating members of up to $104.3 million for a single event for losses submitted by a single company and a maximum of $261.2 million for a single event for losses submitted by multiple companies. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance

2009 ANNUAL REPORT	81

Part II

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

The following table sets forth reinsurance information at or for the years ended December 31:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2009:
Life insurance in force	$305,500.1	$6,012.6	$91.1	$299,578.6	—%
Premiums:
Life insurance and annuities	$900.5	$56.3	$0.1	$844.3	—%
Accident and health insurance	1,196.4	47.9	109.1	1,257.6	8.7
Total premiums	$2,096.9	$104.2	$109.2	$2,101.9	5.2%
2008:
Life insurance in force	$310,472.0	$5,535.8	$97.5	$305,033.7	—%
Premiums:
Life insurance and annuities	$924.9	$58.8	$0.1	$866.2	—%
Accident and health insurance	1,221.7	62.2	114.5	1,274.0	9.0
Total premiums	$2,146.6	$121.0	$114.6	$2,140.2	5.4%
2007:
Life insurance in force	$313,653.9	$5,698.9	$102.3	$308,057.3	—%
Premiums:
Life insurance and annuities	$866.3	$61.2	$—	$805.1	—%
Accident and health insurance	1,217.5	58.6	114.3	1,273.2	9.0
Total premiums	$2,083.8	$119.8	$114.3	$2,078.3	5.5%

Recoveries recognized under reinsurance agreements were $75.2 million, $64.0 million and $60.8 million for 2009, 2008 and 2007, respectively. Amounts recoverable from reinsurers were $935.0 million and $944.0 million at December 31, 2009 and 2008, respectively. Of these amounts, $792.7 million and $799.6 million were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. See “Note 15—Reinsurance of Blocks of Business.”

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

82	STANCORP FINANCIAL GROUP, INC.

2009, was $361.7 million. Approximately $60 million in VOBA was capitalized related to the reinsurance agreement.

Effective October 1, 2000, Standard assumed, through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2009, was $596.0 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota

Life agents, some of whom now market Standard’s individual disability insurance products. The national marketing agreement remains in effect through 2012.

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

16. INSURANCE INFORMATION

The following table sets forth insurance information at or for the years ended December 31:

(In millions)	Deferred Acquisition Costs(1)	Future Policy Benefits and Claims	Other Policyholder Funds	Premium Revenues	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)
2009:
Insurance Services	$188.6	$5,167.2	$591.3	$2,067.2	$335.1	$1,535.0	$53.8	$519.3
Asset Management	64.0	201.5	3,745.8	34.7	234.0	186.3	16.1	159.2
Total	$252.6	$5,368.7	$4,337.1	$2,101.9	$569.1	$1,721.3	$69.9	$678.5
2008:
Insurance Services	$169.3	$5,123.7	$570.1	$2,109.1	$337.5	$1,560.5	$48.4	$528.9
Asset Management	79.9	162.2	3,374.0	31.1	183.8	139.6	10.9	158.7
Total	$249.2	$5,285.9	$3,944.1	$2,140.2	$521.3	$1,700.1	$59.3	$687.6
2007:
Insurance Services	$142.6	$5,016.9	$532.9	$2,063.6	$325.8	$1,585.5	$38.8	$489.7
Asset Management	59.7	141.8	2,620.9	14.7	170.2	115.1	6.6	145.6
Total	$202.3	$5,158.7	$3,153.8	$2,078.3	$496.0	$1,700.6	$45.4	$635.3

(1)	See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets.”
(2)	Other operating expenses include operating expenses, commissions and bonuses, interest expense, premium taxes, and the net increase in DAC, VOBA and other intangibles.

2009 ANNUAL REPORT	83

Part II

17. REGULATORY MATTERS

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Practices (“SSAP”) set forth in publications of the National Association of Insurance Commissioners (“NAIC”).

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices that differ from GAAP are: a) bonds and commercial mortgage loans are reported principally at adjusted carrying value; b) asset valuation and the interest maintenance reserves are provided as prescribed by the NAIC; c) certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables are not recognized as assets, resulting in a charge to statutory surplus; d) annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received; e) reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates; f) commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred; g) initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods; h) federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided; and i) deferred tax assets, net of deferred tax liabilities, that will be realized within three years, are considered admitted assets and are included in the regulatory financial statements in accordance with SSAP No. 10R—Income Taxes—Revised, A Temporary Replacement of SSAP No. 10. Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled.

During 2009 and 2008, Standard made distributions to StanCorp totaling $170.0 million and $60.0 million, respectively.

State insurance departments require insurance enterprises to adhere to minimum Risk-based capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2009 and 2008, the insurance subsidiaries’ capital levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The Authorized Control Level RBC was $187.9 million and $196.1 million at December 31, 2009 and 2008, respectively.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP equity at December 31:

(In millions)	2009	2008
Statutory capital and surplus	$1,243.2	$1,154.6
Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	245.4	265.0
Deferred acquisition costs, value of business acquired and intangibles	300.0	297.3
Deferred tax liabilities	(205.8)	(202.7)
Asset valuation reserve	89.7	78.8
Interest maintenance reserve	1.5	—
Valuation of investments	166.6	(76.0)
Equity of StanCorp and its non-insurance subsidiaries	(241.8)	(294.3)
Non-admitted assets	284.7	285.4
Prepaid pension cost	(44.7)	(59.0)
Accrued retirement and defined benefit plans	(43.4)	(48.0)
Capital lease obligations	(5.1)	(7.8)
Special Surplus in accordance with SSAP No. 10R—Income taxes—Revised, A Temporary Replacement of SSAP No. 10	(46.6)	—
Other, net	(8.3)	(13.0)
GAAP equity	$1,735.4	$1,380.3

84	STANCORP FINANCIAL GROUP, INC.

The following table reconciles statutory gain from operations based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP net income for the years ended December 31:

(In millions)	2009	2008	2007
Statutory gain from operations	$224.5	$136.0	$239.6
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	(2.1)	29.3	3.2
Deferred acquisition costs and value of business acquired, net of amortization	23.2	51.8	36.4
Deferred income taxes	13.2	16.5	(0.7)
Current income taxes	(4.6)	(20.4)	(1.4)
Earnings of StanCorp and its non-insurance subsidiaries	(27.5)	(21.1)	11.5
Gain from sale of assets to affiliate	—	—	(44.2)
Reinsurance ceding commission	(13.9)	(18.4)	(12.0)
Reserve increase due to change in valuation basis	(8.1)	—	(2.6)
Deferred capital gains (interest maintenance reserve)	4.1	(10.7)	1.6
Other, net	0.1	(0.1)	(3.9)
GAAP net income	$208.9	$162.9	$227.5

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

The following table sets forth StanCorp’s condensed statements of income for the years ended December 31:

(In millions)	2009	2008	2007
Revenues:
Net investment income (loss)	$0.1	$(2.0)	$6.3
Total	0.1	(2.0)	6.3
Expenses:
Interest expense	38.8	38.7	30.1
Operating expenses	5.1	5.6	6.0
Total	43.9	44.3	36.1
Loss before income taxes and equity in net income of subsidiaries	(43.8)	(46.3)	(29.8)
Income tax benefit	(11.5)	(9.3)	(20.1)
Equity in net income of subsidiaries	241.2	199.9	237.2
Net income	$208.9	$162.9	$227.5

The following table sets forth StanCorp’s condensed balance sheets at December 31:

(In millions)	2009	2008
Assets:
Cash and cash equivalents	$7.1	$7.7
Investment in subsidiaries	2,219.2	1,877.1
Receivable from subsidiaries	30.7	17.3
Other assets	39.2	37.5
Total	$2,296.2	$1,939.6
Liabilities and Shareholders’ Equity:
Payable to subsidiaries	$—	$2.7
Long-term debt	550.0	550.0
Other liabilities	10.8	6.6
Total shareholders’ equity	1,735.4	1,380.3
Total	$2,296.2	$1,939.6

The following table sets forth StanCorp’s condensed statements of cash flows for the years ended December 31:

(In millions)	2009	2008	2007
Operating:
Net income	$208.9	$162.9	$227.5
Change in operating assets and liabilities	11.2	22.0	33.2
Net cash provided by operating activities	220.1	184.9	260.7
Investing:
Investment in subsidiaries	(284.4)	(264.5)	(379.6)
Dividends received from subsidiaries	170.0	62.0	95.4
Investment securities and other	(0.7)	5.3	57.8
Net cash used in investing activities	(115.1)	(197.2)	(226.4)
Financing:
Receivables from affiliates, net	(15.7)	(4.1)	(9.0)
Proceeds from issuance of Subordinated Debt	—	—	300.0
Issuance and repurchase of common stock, net	(51.0)	(10.3)	(218.5)
Dividends paid on common stock	(38.9)	(36.7)	(35.7)
Net cash provided by (used in) financing activities	(105.6)	(51.1)	36.8
Increase (decrease) in cash and cash equivalents	(0.6)	(63.4)	71.1
Cash and cash equivalents, beginning of the year	7.7	71.1	—
Cash and cash equivalents, end of the year	$7.1	$7.7	$71.1

19. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2009. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other

2009 ANNUAL REPORT	85

Part II

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

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s total debt to total capitalization ratio and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At December 31, 2009, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2020, with renewal options for periods ranging from three to twelve years. Future minimum payments under the leases are 2010, $13.8 million; 2011, $11.1 million; 2012, $9.1 million; 2013, $5.2 million; 2014, $1.5 million and thereafter, $0.8 million. Total rent expense was $23.5 million, $16.0 million and $15.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, minimum future rental receivables on non-cancelable leases of retail and office space with initial terms of one year or more are 2010, $15.2 million; 2011, $12.2 million; 2012, $8.9 million; 2013, $6.2 million; 2014 $3.5 million; and thereafter, $18.3 million.

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

The Company’s long-term debt obligations consisted primarily of the $250 million 6.875%, Senior Notes and the

$300 million 6.90% Subordinated Debt. See “Note 9—Long-Term Debt” for additional information.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2009, the Company had outstanding commitments to fund commercial mortgage loans totaling $52.2 million, with fixed interest rates ranging from 6.00% to 7.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and deposit may be refunded to the borrower, less an administrative fee.

Purchase obligations were 2010, $1.4 million; 2011, $0.6 million; and 2012, $0.2 million. Purchase obligations were related to non-cancelable telecommunication obligations, software maintenance agreements and other contractual obligations.

From time to time, the board of directors has authorized share repurchase programs. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, other potential growth opportunities or priorities for capital use. On November 9, 2009, the board of directors authorized a share repurchase program of up to 2.0 million shares of StanCorp common stock, which expires December 31, 2011. The November 2009 repurchase program took effect upon the completion of the previous share repurchase program. On February 8, 2010, the board of directors authorized an additional share repurchase program of up to 3.0 million shares of StanCorp common stock. The February 2010 repurchase program will take effect upon the completion of the November 2009 repurchase program and also expires on December 31, 2011.

During 2009, the Company repurchased 1.6 million shares of common stock at a total cost of $59.3 million for a volume weighted-average price of $38.20 per common share. At December 31, 2009, there were 1.3 million shares remaining under the Company’s November 2009 share repurchase program. During 2009, the Company acquired

86	STANCORP FINANCIAL GROUP, INC.

5,584 shares of common stock from executive officers and directors to cover tax liabilities of these officers and directors resulting from the release of performance-based shares and retention-based shares at a total cost of $0.2 million for a volume weighted-average price of $31.34 per common share. Repurchases are made at market prices on the transaction dates.

20. SEVERANCE, LEASE TERMINATIONS, RELOCATION AND RESTRUCTURING

During 2008, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to implement these strategies resulting in one-time costs of $18.6 million for 2009. Specifically, we began the process of closing 12 offices with the intention of centralizing these offices to identified locations. One-time costs include severance costs included as part of a one-time benefit arrangement, lease terminations, relocations and other restructuring costs. Liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred. These one-time costs were included as operating expenses for 2009. These costs were included in the Other category as discussed in “Note 3—Segments.” One-time costs are excluded from the earnings metrics reviewed by the chief operating decision maker for purposes of managing the Insurance Services and Asset Management segments and are not related to the regular operations of the Insurance Services and Asset Management segments. The Company completed these projects during the fourth quarter of 2009. Of the $18.6 million one-time costs expensed in 2009, $15.4 million resulted in cash expenditures during 2009. The actual 2009 one-time costs of $18.6 million were close to the estimated total cost of the restructuring plan of up to $20.0 million. These costs have been associated with initiatives designed to enhance our operating efficiencies and reduce our annualized operating expense run rate by approximately $25 million per year.

The following table sets forth one-time costs incurred for 2009 by major category:

(In millions)	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Ending Accrued Liability
Severance	$—	$8.2	$7.9	$0.3
Lease terminations	—	5.0	2.2	2.8
Relocation	—	0.8	0.7	0.1
Other restructuring costs	—	4.6	4.6	—
	$—	$18.6	$15.4	$3.2

Supplementary Data

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter for the years indicated:

	2009
(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Premiums	$510.9	$520.3	$525.7	$545.0
Administrative fees	29.5	27.7	27.1	24.2
Net investment income	147.4	150.2	145.4	143.5
Net capital gains (losses)	0.9	3.4	(4.5)	(26.7)
Total Revenues	688.7	701.6	693.7	686.0
Benefits to policyholders	382.7	395.7	384.8	412.5
Net income	60.0	59.9	56.3	32.7
Net income per common share:
Basic	$1.24	$1.22	$1.15	$0.67
Diluted	1.23	1.21	1.15	0.67

	2008
(In millions—except share data)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Premiums	$528.0	$528.7	$543.0	$540.5
Administrative fees	26.0	29.8	30.9	27.9
Net investment income	138.8	136.8	136.6	128.8
Net capital losses	(54.0)	(48.8)	(21.6)	(4.4)
Total Revenues	638.8	646.5	688.9	692.8
Benefits to policyholders	388.9	379.6	409.2	411.7
Net income	24.0	40.2	48.4	50.3
Net income per common share:
Basic	$0.49	$0.82	$0.99	$1.03
Diluted	0.49	0.82	0.98	1.02

2009 ANNUAL REPORT	87

Part II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Management’s annual report on internal control over financial reporting. Management of the Company has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2009, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of StanCorp Financial Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the internal control over financial reporting of StanCorp Financial Group, Inc., and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

88	STANCORP FINANCIAL GROUP, INC.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Portland, Oregon
February 25, 2010

(c) Changes in control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 8, 2010, the board of directors approved a revised form of long-term incentive agreement for senior executives to be effective for performance years starting in 2012. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.21.

On December 11, 2009, the organization and compensation committee of the board of directors approved a revised short-term incentive plan for qualified executive officers and key employees to be effective for performance years starting in 2010. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.11.

Also, a copy of the updated guide to business conduct is attached hereto and filed herewith as Exhibit 14.3.

2009 ANNUAL REPORT	89

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 relating to directors of StanCorp is set forth under the caption “Election of Directors” in the 2010 Proxy Statement and is incorporated herein by reference.

For information on the executive officers of the registrant, see Part I, Item 4A, “Executive Officers of the Registrant.”

Information relating to beneficial ownership reporting compliance by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement, and is incorporated herein by reference.

We have codes of business ethics for all directors, senior executive officers, including the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Vice President and Controller of StanCorp (its principal executive officer, principal financial officer and principal accounting officer, respectively), and employees of the Company. The codes of business ethics are available on the Company’s web site located at www.stancorpfinancial.com. A copy of the codes of business ethics will be provided without charge to any person who requests them by writing to the address or telephoning the number indicated under “Available Information” on page 3. We will disclose on our web site any amendments to or waivers from our codes of business ethics applicable to directors or executive officers of StanCorp, including the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Vice President and Controller in accordance with all applicable laws and regulations.

AUDIT COMMITTEE

StanCorp has a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. Information regarding the members of the Audit Committee is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

Information required by Item 10 regarding the audit committee financial expert is reported under the caption

“Corporate Governance—Committees of the Board” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by Item 11 regarding executive compensation and related matters is reported under the captions “Director Compensation in 2009,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Report of the Organization and Compensation Committee” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 regarding security ownership of certain beneficial owners and management is reported under the caption “Share Ownership of Directors and Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

EQUITY COMPENSATION PLANS

The Company currently has in effect three equity compensation plans, all of which have been approved by shareholders. These are the 1999 Omnibus Stock Incentive Plan (“1999 Plan”), the 1999 Employee Share Purchase Plan (“ESPP”) and the 2002 Stock Incentive Plan (“2002 Plan”). Substantially all of the authorized shares in the 1999 Plan were issued or optioned as of December 31, 2009 and no new shares or options may be issued under this plan. The shares to be issued subject to outstanding options and the shares otherwise available for issue under these plans as of December 31, 2009, are presented below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,923,489	$38.94	2,260,285
Equity compensation plans not approved by security holders	—	—	—

90	STANCORP FINANCIAL GROUP, INC.

Under the ESPP, there were 456,727 shares available for issuance. Under the 2002 Plan, there were 1,803,558 shares available to be issued as options or stock awards. Of the shares available for issuance, only 835,900 shares could be issued as stock awards. Shares issuable under performance share awards are not included in calculating the weighted-average price of outstanding options, warrants and rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 regarding certain relationships and related transactions, and director independence is reported under the captions “Corporate Governance—Director Independence” and “Transactions with Related Parties” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 regarding principal accounting fees and services is reported under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

2009 ANNUAL REPORT	91

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index of documents filed as part of the report:
1.	The following Consolidated Financial Statements of StanCorp are included in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	The following Financial Statement Schedules of StanCorp are included in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Condensed Financial Information of Registrant

Valuation and Qualifying Accounts

Summary of Investments—Other Than Investments in Affiliates

Supplementary Insurance Information

Reinsurance

3.	Exhibits Index

Number	Name
3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended
3.2	Bylaws of StanCorp Financial Group, Inc.
4.1	Form of Rights Agreement
4.2	Form of Indenture Relating to Senior Debt Securities
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002
4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association
4.5	Replacement Capital Covenant dated May 29, 2007, for the benefit of holders of the Company’s 6.875% Senior Notes due 2012
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.4	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.5	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement
10.6	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement
10.7	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers
10.10	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors
10.11	StanCorp Financial Group, Inc. Short Term Incentive Plan

92	STANCORP FINANCIAL GROUP, INC.

Number	Name
10.12	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company Dated December 1, 2000
10.13	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company dated November 6, 2000
10.14	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002
10.15	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement
10.16	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)
10.17	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)
10.18	Form of Executive Officer and Director Indemnity Agreement
10.19

Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000

10.20	Form of Change of Control Agreement
10.21	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period)
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

10.24	Consulting and Separation Agreement and Release of All Claims for Kim W. Ledbetter
10.25	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct and Ethics for the Board of Directors
14.2	Code of Ethics for Senior Officers
14.3	Guide to Business Conduct
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney of Directors of StanCorp Financial Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	StanCorp Financial Group, Inc. Corporate Governance Guidelines dated February 12, 2007

2009 ANNUAL REPORT	93

Part IV

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on February 25, 2010.

STANCORP FINANCIAL GROUP, INC.

By:	/s/ J. GREG NESS
Name: J. Greg Ness
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. GREG NESS J. Greg Ness	President and Chief Executive Officer (Principal Executive Officer) Director	February 25, 2010

/s/ FLOYD F. CHADEE Floyd F. Chadee	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/s/ ROBERT M. ERICKSON Robert M. Erickson	Vice President and Controller (Principal Accounting Officer)	February 25, 2010

* Eric E. Parsons	Chairman	February 19, 2010

* Virginia L. Anderson	Director	February 21, 2010

* Frederick W. Buckman	Director	February 25, 2010

* Stanley R. Fallis	Director	February 18, 2010

* Peter O. Kohler, MD	Director	February 25, 2010

* Duane C. McDougall	Director	February 19, 2010

* Jerome J. Meyer	Director	February 19, 2010

* George J. Puentes	Director	February 18, 2010

* Mary F. Sammons	Director	February 23, 2010

* E. Kay Stepp	Director	February 18, 2010

94	STANCORP FINANCIAL GROUP, INC.

Signature	Title	Date

* Michael G. Thorne	Director	February 19, 2010

* Ronald E. Timpe	Director	February 21, 2010

*By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee, as Attorney-in-fact

2009 ANNUAL REPORT	95

Exhibits Index

Number	Name	Method of Filing
3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended	Filed as Exhibit 4.1 on Registrant’s Form 8-K, dated May 7, 1999, and incorporated herein by this reference
3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference
4.1	Form of Rights Agreement	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference
4.2	Form of Indenture Relating to Senior Debt Securities	Filed as Exhibit 4 (c) on Registrant’s Form S-3, dated July 3, 2002, and incorporated herein by this reference
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002	Filed as Exhibit 4.1 on Registrant’s Form 8-K, dated September 25, 2002, and incorporated herein by this reference
4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association	Filed as Exhibit 4.1 on Registrant’s Form 8-K, dated May 30, 2007, and incorporated herein by this reference
4.5	Replacement Capital Covenant dated May 29, 2007, for the benefit of holders of the Company’s 6.875% Senior Notes due 2012	Filed as Exhibit 4.2 on Registrant’s Form 8-K, dated May 30, 2007, and incorporated herein by this reference
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed as Exhibit 10.3 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.3 on Registrant’s Form 10-K, dated March 14, 2000, and incorporated herein by this reference
10.4	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.5 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.5	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement	Filed as Exhibit 10.3 on Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference
10.6	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement	Filed as Exhibit 10.6 on Registrant’s Form 10-K, dated February 27, 2008, and incorporated herein by this reference
10.7	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.1 on Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement	Filed as Exhibit 10.3 on Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers	Filed as Exhibit 10.9 on Registrant’s Form 10-K dated February 27, 2009, and incorporated herein by this reference

96	STANCORP FINANCIAL GROUP, INC.

Number	Name	Method of Filing
10.10	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors	Filed as Exhibit 10.4 on Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference
10.11	StanCorp Financial Group, Inc. Short Term Incentive Plan	Filed herewith
10.12	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company dated December 1, 2000	Filed as Exhibit 2 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference
10.13	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company dated November 6, 2000	Filed as Exhibit 2 on Registrant’s Form 10-Q, dated May 14, 2001, and incorporated herein by this reference
10.14	Purchase and Sale Agreement by and Between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002	Filed as exhibit 10.17 on Registrant’s Form 10-K, dated March 14, 2003, and incorporated herein by this reference
10.15	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement	Filed as Exhibit 10.15 on Registrant’s Form 10-K, dated February 27, 2008, and incorporated herein by this reference
10.16	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)	Filed as Exhibit 10.20 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.17	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)	Filed as Exhibit 10.22 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference
10.18	Form of Executive Officer and Director Indemnity Agreement	Filed as Exhibit 10.25 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference
10.19	Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated June 16, 2006, and incorporated herein by this reference
10.20	Form of Change of Control Agreement	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated December 14, 2006, and incorporated herein by this reference
10.21	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period)	Filed herewith
10.22	Credit Agreement Extension Dated as of May 9, 2007, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated May 9, 2007, and incorporated herein by this reference
10.23	Credit Agreement Extension Dated as of June 15, 2008, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $165,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated June 15, 2008, and incorporated herein by this reference

2009 ANNUAL REPORT	97

Number	Name	Method of Filing
10.24	Consulting and Separation Agreement and Release of All Claims for Kim W. Ledbetter	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated September 10, 2008, and incorporated herein by this reference
10.25	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment	Filed as Exhibit 10.1 on Registrant’s Form 10-Q, dated November 4, 2008, and incorporated herein by this reference
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith
14.1	Code of Business Conduct and Ethics for the Board of Directors	Filed as Exhibit 14.1 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference
14.2	Code of Ethics for Senior Officers	Filed as Exhibit 14.2 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference
14.3	Guide to Business Conduct	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	StanCorp Financial Group, Inc. Corporate Governance Guidelines dated February 12, 2007	Filed as Exhibit 99.1 on Registrant’s Form 8-K, dated February 16, 2007, and incorporated herein by this reference

98	STANCORP FINANCIAL GROUP, INC.