Form 10-Q
period 2010-06-30
STANCORP FINANCIAL GROUP INC
filed 2010-08-03
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 23, 2010, there were 46,728,026 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Premiums	$532.9	$525.7	$1,040.4	$1,070.7
Administrative fees	29.3	27.1	57.6	51.3
Net investment income	141.9	145.4	291.8	288.9
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.1)	(0.1)	(0.1)	(3.4)
All other net capital losses	(12.8)	(4.4)	(19.8)	(27.8)

Total net capital losses	(12.9)	(4.5)	(19.9)	(31.2)

Total revenues	691.2	693.7	1,369.9	1,379.7

Benefits and expenses:
Benefits to policyholders	424.4	384.8	806.8	797.3
Interest credited	32.9	35.9	72.5	69.9
Operating expenses	111.5	122.4	226.3	248.6
Commissions and bonuses	48.2	48.8	103.1	103.4
Premium taxes	8.6	9.1	17.7	17.4
Interest expense	9.8	9.8	19.5	19.7
Net increase in deferred acquisition costs, value of business acquired and other intangibles	(5.3)	(2.2)	(12.9)	(10.8)

Total benefits and expenses	630.1	608.6	1,233.0	1,245.5

Income before income taxes	61.1	85.1	136.9	134.2
Income taxes	20.0	28.8	46.1	45.2

Net income	41.1	56.3	90.8	89.0

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities—available-for-sale:
Unrealized capital gains on securities—available-for-sale, net	86.8	124.3	125.9	107.6
Reclassification adjustment for net capital (gains) losses included in net income, net	(3.0)	(2.0)	(5.6)	13.9
Employee benefit plans:
Prior service cost and net losses arising during the period, net	—	—	(2.5)	(3.9)
Reclassification adjustment for amortization to net periodic pension cost, net	0.9	1.6	1.8	2.7

Total other comprehensive income, net of tax	84.7	123.9	119.6	120.3

Comprehensive income	$125.8	$180.2	$210.4	$209.3

Net income per common share:
Basic	$0.87	$1.15	$1.92	$1.82
Diluted	0.87	1.15	1.91	1.81
Weighted-average common shares outstanding:
Basic	47,235,079	49,045,188	47,318,379	49,004,565
Diluted	47,510,976	49,096,913	47,594,916	49,053,610

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2010	December 31, 2009
A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $5,930.0 and $5,923.6)	$6,367.5	$6,167.3
Short-term investments	0.8	1.1
Commercial mortgage loans, net	4,313.7	4,284.8
Real estate, net	205.3	113.5
Policy loans	3.1	3.1

Total investments	10,890.4	10,569.8
Cash and cash equivalents	162.8	108.3
Premiums and other receivables	110.9	104.4
Accrued investment income	109.7	108.8
Amounts recoverable from reinsurers	935.0	935.0
Deferred acquisition costs, value of business acquired and other intangibles, net	345.7	338.8
Goodwill, net	36.0	36.0
Property and equipment, net	119.3	127.2
Other assets	43.9	66.7
Separate account assets	3,976.1	4,174.5

Total assets	$16,729.8	$16,569.5

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,423.5	$5,368.7
Other policyholder funds	4,470.6	4,337.1
Deferred tax liabilities, net	96.0	30.0
Short-term debt	2.8	2.9
Long-term debt	552.7	553.2
Other liabilities	295.8	367.7
Separate account liabilities	3,976.1	4,174.5

Total liabilities	14,817.5	14,834.1

Commitments and contingencies (See Note 12)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 46,959,126 and 47,744,524 shares issued at June 30, 2010, and December 31, 2009, respectively	186.9	220.4
Accumulated other comprehensive income	191.0	71.4
Retained earnings	1,534.4	1,443.6

Total shareholders’ equity	1,912.3	1,735.4

Total liabilities and shareholders’ equity	$16,729.8	$16,569.5

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2009	48,989,074	$262.9	$(153.9)	$1,271.3	$1,380.3
Net income	—	—	—	208.9	208.9
Cumulative adjustment for the noncredit portion of losses from other-than-temporary impairments, net of tax	—	—	(2.3)	2.3	—
Other comprehensive income, net of tax	—	—	227.6	—	227.6
Common stock:
Repurchased	(1,551,700)	(59.3)	—	—	(59.3)
Issued to directors	10,339	0.5	—	—	0.5
Issued under employee stock plans, net	296,811	16.3	—	—	16.3
Dividends declared on common stock	—	—	—	(38.9)	(38.9)

Balance, December 31, 2009	47,744,524	220.4	71.4	1,443.6	1,735.4

Net income	—	—	—	90.8	90.8
Other comprehensive income, net of tax	—	—	119.6	—	119.6
Common stock:
Repurchased	(1,051,500)	(44.3)	—	—	(44.3)
Issued to directors	14,823	0.3	—	—	0.3
Issued under employee stock plans, net	251,279	10.5	—	—	10.5

Balance, June 30, 2010	46,959,126	$186.9	$191.0	$1,534.4	$1,912.3

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2010	2009
Operating:
Net income	$90.8	$89.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on sale of investments	19.4	27.8
Net loss on impairment of investments	0.5	3.4
Depreciation and amortization	62.9	66.0
Deferral of acquisition costs, value of business acquired and other intangibles, net	(47.1)	(51.5)
Deferred income taxes	0.5	(16.1)
Changes in other assets and liabilities:
Receivables and accrued income	0.1	14.9
Future policy benefits and claims	53.4	12.2
Other, net	(47.4)	45.0

Net cash provided by operating activities	133.1	190.7

Investing:
Fixed maturity securities—available-for-sale sold, matured or repaid	320.9	467.7
Commercial mortgage loans sold or repaid	197.1	241.9
Real estate sold	6.4	8.2
Fixed maturity securities—available-for-sale acquired	(332.2)	(827.2)
Commercial mortgage loans acquired or originated	(356.9)	(481.6)
Real estate acquired	(2.5)	(10.0)
Acquisition of property and equipment, net	(8.2)	(9.7)

Net cash used in investing activities	(175.4)	(610.7)

Financing:
Policyholder fund deposits	795.3	938.2
Policyholder fund withdrawals	(661.8)	(681.4)
Short-term debt	(0.1)	(0.4)
Long-term debt	(0.5)	(1.6)
Issuance of common stock	8.2	10.6
Repurchases of common stock	(44.3)	—

Net cash provided by financing activities	96.8	265.4

Increase (decrease) in cash and cash equivalents	54.5	(154.6)
Cash and cash equivalents, beginning of period	108.3	280.5

Cash and cash equivalents, end of period	$162.8	$125.9

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$100.3	$87.1
Income taxes	51.7	51.5
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	84.8	4.2

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

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originates and services fixed-rate commercial mortgage loans for the investment portfolios of the Company’s insurance subsidiaries. StanCorp Mortgage Investors also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

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

Standard Management, Inc owns and manages certain real estate properties held for sale.

StanCorp and Standard hold interests in low-income housing partnerships. These interests do not meet the requirements for consolidation under existing accounting standards, and thus our interests in the low-income housing partnerships are accounted for under the equity method of accounting. The total investment in these interests was $29.3 million and $20.1 million at June 30, 2010 and December 31, 2009, respectively.

The unaudited consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated on a consolidated basis.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2010, and for the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. Interim results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. This report should be read in conjunction with the Company’s 2009 annual report on Form 10-K.

2.	NET INCOME PER COMMON SHARE

Net income per basic common share was calculated by dividing net income by the weighted-average number of common shares outstanding. Net income per diluted common share, as calculated using the treasury stock method, reflects the potential dilutive effects of stock award grants and exercises of dilutive outstanding stock options. The computation of diluted weighted-average earnings per share does not include stock options with an option exercise price greater than the average market price because they are antidilutive and inclusion would increase earnings per share.

Net income per basic and diluted weighted-average common shares outstanding were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (in millions)	$41.1	$56.3	$90.8	$89.0

Basic weighted-average common shares outstanding	47,235,079	49,045,188	47,318,379	49,004,565
Stock options	275,897	51,725	272,930	43,634
Stock awards	—	—	3,607	5,411

Diluted weighted-average common shares outstanding	47,510,976	49,096,913	47,594,916	49,053,610

Net income per common share:
Net income per basic common share	$0.87	$1.15	$1.92	$1.82
Net income per diluted common share	0.87	1.15	1.91	1.81
Antidilutive shares not included in net income per diluted common share calculation	1,039,450	2,311,272	1,039,450	2,357,048

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the board of directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. The maximum number of shares of common stock that may be issued under the 2002 Plan is 4.8 million shares. As of

June 30, 2010, 3.3 million shares or options for shares have been issued under the 2002 Plan. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 2.0 million shares authorized for this plan, 0.4 million shares remain available at June 30, 2010.

Income before income taxes included compensation cost related to share-based compensation arrangements of $1.2 million and $3.0 million for the second quarters of 2010 and 2009, respectively. The related tax benefits were $0.4 million and $1.0 million for the same periods, respectively. Income before income taxes included compensation cost related to share-based compensation arrangements of $2.7 million and $6.8 million for the first six months of 2010 and 2009, respectively. The related tax benefits were $0.9 million and $2.4 million for the same periods, respectively. The higher compensation cost related to share-based compensation arrangements for the second quarter and for the first six months of 2009 compared to the same periods of 2010 was primarily due to the retirement of certain executive officers of the Company during the first six months of 2009, upon which the vesting of some of their options was accelerated in accordance with their option agreements. The accelerated vesting of options resulted in $1.3 million of additional compensation cost recognized for the second quarter of 2009 and $1.8 million of additional compensation cost recognized for the first six months of 2009.

The Company has provided three types of share-based compensation pursuant to the 2002 Plan: option grants, stock award grants and director stock compensation.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors typically receive annual grants in amounts determined by the nominating and corporate governance committee of the board of directors and executive officers typically receive annual grants in amounts determined by the organization and compensation committee of the board of directors. Each director who is not an employee of the Company receives annual stock options with a fair value equal to $50,000 on the date of the annual shareholders meeting. Officers may also receive options when hired or promoted to an officer position. In addition, the chief executive officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the closing market price of StanCorp common stock on the grant date. Directors’ options vest after one year with other options generally vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest immediately upon a change of control of the Company as defined in the Company’s change of control agreement. Options generally expire 10 years from the grant date.

The Company granted 248,752 and 490,160 options in the first six months of 2010 and 2009, respectively, at a weighted-average exercise price of $42.08 and $37.05, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted in the first six months of 2010 and 2009 was $16.21 and $11.37, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At June 30, 2010, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $7.2 million. This compensation cost is expected to be recognized over the next four years.

Stock Award Grants

Stock award grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants annual performance-based stock awards (“Performance Shares”) to designated senior officers two years before the performance period. Performance Shares represent the maximum number of shares issuable to the designated officers. The actual number of shares issued at the end of the performance period is based on satisfaction of employment and certain Company financial performance conditions, with a portion of the shares withheld to cover required tax withholding. Under the current plans, the Company had 0.8 million shares available for issuance as stock award grants at June 30, 2010.

The Company granted 64,790 and 109,884 Performance Shares in the first six months of 2010 and 2009, respectively. The compensation cost of these awards as of the grant date was measured using an estimate of the number of Performance Shares that will vest at the end of the performance period, multiplied by the closing market price of StanCorp common stock on the grant date. The Company issued 10,276 and 3,221 shares of StanCorp common stock for the first six months of 2010 and 2009, respectively, to redeem Performance Shares that vested following the 2009 and 2008 performance periods, net of shares repurchased to cover required tax withholding.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum target is achieved for each performance goal, $6.6 million in additional compensation cost would be recognized through 2012. A target or expected payout of 70% of the total would result in approximately $4.5 million of additional compensation cost through 2012. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Director Stock Compensation

Each director who is not an employee of the Company receives annual compensation of StanCorp common stock with a fair value equal to $50,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the closing market price of StanCorp common stock on either the commencement date or the end-of-the-period purchase date of each six-month offering period. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair value in excess of $25,000 in any calendar year. Income before income taxes included compensation cost related to the ESPP of $0.4 million and $0.5 million for the second quarters of 2010 and 2009, respectively. The related tax benefit was $0.2 million for the second quarters of 2010 and 2009. Income before income taxes included compensation cost related to the ESPP of $0.7 million and $1.9 million for the first six months of 2010 and 2009, respectively. The related tax benefit was $0.3 million and $0.7 million for the same periods, respectively.

4.	SEGMENTS

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including costs incurred during our 2009 operating expense reduction initiatives, net capital gains and losses related to the impairment or the disposition of our invested assets and adjustments made in consolidation.

Intersegment revenue is comprised of administrative fee revenues charged by the Asset Management segment to manage the fixed maturity securities and commercial mortgage loan portfolios for the Company’s insurance subsidiaries. These intersegment administrative fee revenues were $3.7 million and $3.4 million for the second quarters of 2010 and 2009, respectively, and were $7.3 million and $6.7 million for the first six months of 2010 and 2009, respectively.

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$209.6	$206.6	$414.6	$418.2
Group long term disability	197.9	205.9	398.7	418.7
Group short term disability	50.6	51.8	101.3	105.6
Group other	20.5	20.1	40.8	39.7
Experience rated refunds	4.6	(7.2)	(6.3)	(19.7)

Total group insurance	483.2	477.2	949.1	962.5
Individual disability insurance	40.4	39.0	80.9	96.6

Total Insurance Services premiums	523.6	516.2	1,030.0	1,059.1

Asset Management:
Retirement plans	0.1	0.1	0.1	0.3
Individual annuities	9.2	9.4	10.3	11.3

Total Asset Management premiums	9.3	9.5	10.4	11.6

Total premiums	$532.9	$525.7	$1,040.4	$1,070.7

Administrative fees:
Insurance Services:
Group insurance	$2.3	$2.0	$4.2	$3.9
Individual disability insurance	—	—	0.1	0.1

Total Insurance Services administrative fees	2.3	2.0	4.3	4.0

Asset Management:
Retirement plans	23.4	22.0	46.2	41.6
Other financial services businesses	7.2	6.6	14.3	12.5

Total Asset Management administrative fees	30.6	28.6	60.5	54.1

Other	(3.6)	(3.5)	(7.2)	(6.8)

Total administrative fees	$29.3	$27.1	$57.6	$51.3

Net investment income:
Insurance Services:
Group insurance	$70.5	$72.0	$141.6	$142.8
Individual disability insurance	13.2	12.6	26.1	24.7

Total Insurance Services net investment income	83.7	84.6	167.7	167.5

Asset Management:
Retirement plans	21.5	21.5	43.1	42.3
Individual annuities	30.4	31.8	66.2	62.2
Other financial services businesses	2.1	4.8	6.0	8.1

Total Asset Management net investment income	54.0	58.1	115.3	112.6

Other	4.2	2.7	8.8	8.8

Total net investment income	$141.9	$145.4	$291.8	$288.9

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three Months Ended June 30, 2010:
Revenues:
Premiums	$523.6	$9.3	$—	$532.9
Administrative fees	2.3	30.6	(3.6)	29.3
Net investment income	83.7	54.0	4.2	141.9
Net capital losses	—	—	(12.9)	(12.9)

Total revenues	609.6	93.9	(12.3)	691.2

Benefits and expenses:
Benefits to policyholders	411.7	12.7	—	424.4
Interest credited	1.3	31.6	—	32.9
Operating expenses	82.6	30.1	(1.2)	111.5
Commissions and bonuses	40.0	8.2	—	48.2
Premium taxes	8.4	0.2	—	8.6
Interest expense	—	0.1	9.7	9.8
Net increase in deferred acquisition costs, value of business acquired and intangibles	(3.1)	(2.2)	—	(5.3)

Total benefits and expenses	540.9	80.7	8.5	630.1

Income (loss) before income taxes	$68.7	$13.2	$(20.8)	$61.1

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three Months Ended June 30, 2009:
Revenues:
Premiums	$516.2	$9.5	$—	$525.7
Administrative fees	2.0	28.6	(3.5)	27.1
Net investment income	84.6	58.1	2.7	145.4
Net capital losses	—	—	(4.5)	(4.5)

Total revenues	602.8	96.2	(5.3)	693.7

Benefits and expenses:
Benefits to policyholders	372.7	12.1	—	384.8
Interest credited	0.9	35.0	—	35.9
Operating expenses	81.8	32.1	8.5	122.4
Commissions and bonuses	40.4	8.4	—	48.8
Premium taxes	9.1	—	—	9.1
Interest expense	—	0.1	9.7	9.8
Net (increase) decrease in deferred acquisition costs, value of business acquired and intangibles	(3.0)	0.8	—	(2.2)

Total benefits and expenses	501.9	88.5	18.2	608.6

Income (loss) before income taxes	$100.9	$7.7	$(23.5)	$85.1

	Insurance Services	Asset Management	Other	Total
	(In millions)
Six Months Ended June 30, 2010:
Revenues:
Premiums	$1,030.0	$10.4	$—	$1,040.4
Administrative fees	4.3	60.5	(7.2)	57.6
Net investment income	167.7	115.3	8.8	291.8
Net capital losses	—	—	(19.9)	(19.9)

Total revenues	1,202.0	186.2	(18.3)	1,369.9

Benefits and expenses:
Benefits to policyholders	789.8	17.0	—	806.8
Interest credited	2.4	70.1	—	72.5
Operating expenses	167.8	60.4	(1.9)	226.3
Commissions and bonuses	88.4	14.7	—	103.1
Premium taxes	17.5	0.2	—	17.7
Interest expense	—	0.1	19.4	19.5
Net increase in deferred acquisition costs, value of business acquired and intangibles	(11.2)	(1.7)	—	(12.9)

Total benefits and expenses	1,054.7	160.8	17.5	1,233.0

Income (loss) before income taxes	$147.3	$25.4	$(35.8)	$136.9

Total assets	$7,645.9	$8,661.8	$422.1	$16,729.8

	Insurance Services	Asset Management	Other	Total
	(In millions)
Six Months Ended June 30, 2009:
Revenues:
Premiums	$1,059.1	$11.6	$—	$1,070.7
Administrative fees	4.0	54.1	(6.8)	51.3
Net investment income	167.5	112.6	8.8	288.9
Net capital losses	—	—	(31.2)	(31.2)

Total revenues	1,230.6	178.3	(29.2)	1,379.7

Benefits and expenses:
Benefits to policyholders	780.4	16.9	—	797.3
Interest credited	2.8	67.1	—	69.9
Operating expenses	167.5	65.0	16.1	248.6
Commissions and bonuses	86.2	17.2	—	103.4
Premium taxes	17.4	—	—	17.4
Interest expense	—	0.1	19.6	19.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(10.6)	(0.2)	—	(10.8)

Total benefits and expenses	1,043.7	166.1	35.7	1,245.5

Income (loss) before income taxes	$186.9	$12.2	$(64.9)	$134.2

Total assets	$7,451.4	$7,717.5	$240.3	$15,409.2

5.	RETIREMENT BENEFITS

The Company has the following retirement benefit plans: defined benefit pension plans, a postretirement benefit plan, deferred compensation plans and a non-qualified supplemental retirement plan. Participation in the defined benefit pension plans is generally limited to eligible employees whose date of employment began before 2003, and the postretirement benefit plan is limited to employees who had reached the age of 40 or whose combined age and length of service were equal to or greater than 45 years as of January 1, 2006. These plans are sponsored and administered by Standard and are frozen for new participants.

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

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss for pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Components of net periodic benefit cost:
Service cost	$2.4	$2.5	$4.8	$5.0
Interest cost	4.2	3.9	8.4	7.9
Expected return on plan assets	(5.0)	(4.4)	(10.1)	(8.8)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of net actuarial loss	1.1	1.9	2.2	3.7

Net periodic benefit cost	2.8	4.0	5.6	8.1

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial loss	(1.1)	(1.9)	(2.2)	(3.7)

Total recognized in other comprehensive (income) loss	(1.2)	(2.0)	(2.5)	(4.0)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1.6	$2.0	$3.1	$4.1

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

The following table sets forth the components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive (income) loss for postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$0.6	$0.6	$0.7	$0.4
Interest cost	0.7	0.7	1.0	1.0
Expected return on plan assets	(0.3)	(0.5)	(0.4)	(0.7)
Amortization of prior service credit	(0.2)	—	(0.1)	(0.1)
Amortization of net actuarial loss	0.2	—	0.1	—

Net periodic benefit cost	1.0	0.8	1.3	0.6

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Amortization of prior service credit	0.2	—	0.1	0.1
Amortization of net actuarial loss	(0.2)	—	(0.1)	—

Total recognized in other comprehensive (income) loss	—	—	—	0.1

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1.0	$0.8	$1.3	$0.7

Deferred Compensation Plans

The Company offers deferred compensation plans for employees, executive officers, directors, agents and group producers. Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Employer contributions to the plans were $2.7 million and $2.9 million for the second quarters of 2010 and 2009, respectively, and $5.6 million and $5.9 million for the first six months of 2010 and 2009, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.0 million and $9.9 million at June 30, 2010 and December 31, 2009, respectively.

Non-Qualified Supplemental Retirement Plan

The Company also provides a non-qualified supplemental retirement plan for eligible executive officers. Under the plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service equals at least 90. Expenses were $0.6 million for the second quarters of both 2010 and 2009, and were $1.3 million for the first six months of both 2010 and 2009. Furthermore, $0.1 million, net of tax, was amortized from accumulated other comprehensive loss associated with this plan for the second quarters of both 2010 and 2009, and $0.2 million, net of tax, were amortized from accumulated other comprehensive loss associated with this plan for the first six months of both 2010 and 2009. The Company also reported $23.5 million and $23.3 million in other liabilities for the non-qualified plan at June 30, 2010, and December 31, 2009, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company markets indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the Standard & Poor’s (“S&P”) 500 index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to manage the risk related to the index-based interest guarantees. The index-based interest guarantees are discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based interest guarantees. The interest credited to policyholders relating to the change in the fair value of the index-based interest guarantees decreased $4.8 million for the second quarter of 2010, compared to a decrease of $0.1 million for the second quarter of 2009. The decrease was primarily due to fluctuations of the S&P 500 index and as a result of the Company’s annual update of the key assumptions used to value the index-based interest guarantees, a process known as “unlocking.” The interest credited to policyholders relating to the change in the fair value of the index-based interest guarantees decreased $2.4 million and $2.1 million for the first six months of 2010 and 2009, respectively. The decrease was primarily due to fluctuations of the S&P 500 index and as a result of the annual unlocking event.

The Company purchases S&P 500 index call spread options (“S&P 500 index options”) for its interest crediting strategy used in its indexed annuity product. The S&P 500 index options are purchased from investment banks and are selected in a manner that supports the amount of interest that is expected to be credited in the current year to annuity policyholder accounts that are dependent on the performance of the S&P 500 index. The purchase of S&P 500 index options is a pivotal part of the Company’s risk management strategy for indexed annuity products. The S&P 500 index options are exclusively used for risk management. While valuations of the S&P 500 index options are sensitive to a number of variables, valuations for S&P 500 index options purchased are most sensitive to changes in the S&P 500 index value and the implied volatilities of this index. The Company generally purchases fewer than five index option contracts per month, which all have an expiry date of one year from the date of purchase. The notional amount of the Company’s index option contracts at June 30, 2010 and December 31, 2009 was $287.5 million and $252.5 million, respectively. Option premiums paid for the Company’s index option contracts were $2.2 million and $1.1 million for the second quarters of 2010 and 2009, respectively, and were $4.2 million and $2.2 million for the first six months of 2010 and 2009, respectively. The Company received $2.3 million and $4.5 million for options exercised in the second quarter and first six months of 2010, respectively. No options were exercised for the second quarter and first six months of 2009.

The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The Company does not designate its derivatives as hedging instruments and thus does not use hedge accounting. As such, any change in the fair value of the derivative assets and derivative liabilities is recognized as income or loss in the period of change. See “Note 7—Fair Value of Financial Instruments” for additional information regarding the fair value of the Company’s derivative assets and liabilities.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(In millions)
Fixed maturity securities—available-for-sale:
S&P 500 index options	$5.6	$8.6	$—	$—

Other policyholder funds:
Index-based interest guarantees	—	—	40.0	40.4

Total	$5.6	$8.6	$40.0	$40.4

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2010	2009	2010	2009
	(In millions)
Net investment income:
S&P 500 index options	$(4.4)	$1.5	$(2.7)	$0.1

Interest credited:
Index-based interest guarantees	4.8	0.1	2.4	2.1

Net gain (loss)	$0.4	$1.6	$(0.3)	$2.2

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its index option contracts and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 index. The Company’s maximum credit exposure would require an increase of approximately 26.3% in the value of the S&P 500 index. The maximum credit risk is calculated using the cap strike price within the Company’s index option contracts less the floor price, multiplied by the notional amount of the contracts.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives at June 30, 2010:

Counterparty	Derivative Assets at Fair Value	Maximum Credit Risk
	(In millions)
Merrill Lynch International	$2.3	$8.5
The Bank of New York Mellon	3.3	9.3

Total	$5.6	$17.8

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities recorded at fair value are disclosed using a three-level hierarchy. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect the Company’s estimates about market data.

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

The table below sets forth the estimated fair value and the carrying value of each financial instrument at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Investments:
Fixed maturity securities—available-for-sale:
U.S. government and agency bonds	$433.6	$433.6	$425.0	$425.0
U.S. state and political subdivision bonds	189.1	189.1	217.3	217.3
Foreign government bonds	68.4	68.4	31.5	31.5
Corporate bonds	5,670.8	5,670.8	5,484.9	5,484.9
S&P 500 index options	5.6	5.6	8.6	8.6

Total fixed maturity securities—available-for sale	$6,367.5	$6,367.5	$6,167.3	$6,167.3

Commercial mortgage loans, net	$4,501.2	$4,313.7	$4,177.1	$4,284.8
Policy loans	3.2	3.1	3.3	3.1
Separate account assets	3,976.1	3,976.1	4,174.5	4,174.5

Liabilities:
Total other policyholder funds, investment type contracts	$4,019.7	$3,852.4	$3,702.6	$3,705.4
Index-based interest guarantees	40.0	40.0	40.4	40.4
Long-term debt	527.8	552.7	493.8	553.2

Financial Instruments Not Recorded at Fair Value

The Company did not elect to measure and record commercial mortgage loans, policy loans, other policyholders funds that are investment-type contracts, or long-term debt at fair value on the consolidated balance sheets.

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

The fair value for long-term debt was predominantly based on quoted market prices as of June 30, 2010 and December 31, 2009 and trades occurring close to June 30, 2010 and December 31, 2009.

Financial Instruments Measured and Recorded at Fair Value

Fixed maturity securities available-for-sale, S&P 500 index options and index-based interest guarantees are recorded at fair value on a recurring basis. In the Company’s consolidated statements of income and comprehensive income, unrealized gains and losses are reported in other comprehensive income for fixed maturity securities available-for-sale, in net investment income for S&P 500 index options and in interest credited for index-based interest guarantees.

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

Fixed maturity securities available-for-sale and S&P 500 index options are reported on the balance sheet as “Fixed maturity securities—available-for-sale.” The fixed maturity securities are comprised of the following classes:

•	U.S. government and agency bonds.

•	U.S. state and political subdivision bonds.

•	Foreign government bonds.

•	Corporate bonds.

•	S&P 500 index options.

The fixed maturity securities available-for-sale are diversified across industries, issuers and maturities. The Company calculates fair values for all classes of fixed maturity securities using valuation techniques described below. They are placed into three levels depending on the valuation technique used to determine the fair value of the securities.

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

External valuations are validated by the Company at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company utilizes discounted cash flow models or performs independent valuations of inputs and assumptions similar to those used by the pricing service. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of June 30, 2010 or December 31, 2009.

S&P 500 index options and certain fixed maturity securities available-for-sale were valued using Level 3 inputs. The S&P 500 index options for 2009 are included in the corporate bonds category in the table below. The Level 3 fixed maturity securities available-for-sale were valued using matrix pricing, independent broker quotes and other standard market valuation methodologies. These values utilized inputs that were not observable or could not be derived principally from, or corroborated by, observable market data. These inputs included assumptions regarding liquidity, estimated future cash flows and discount rates. Unobservable inputs to these valuations are based on management’s judgment or estimation obtained from the best sources available. The Company’s valuations maximize the use of observable inputs, which include an analysis of securities in similar sectors with comparable maturity dates and bond ratings. Broker quotes are validated by management for reasonableness in conjunction with information obtained from matrix pricing and other sources.

The Company calculates values for S&P 500 index options using the Black-Scholes option pricing model and parameters derived from market sources. The Company’s valuations maximize the use of observable inputs, which include direct price quotes from the Chicago Board Options Exchange (“CBOE”) and values for on-the-run treasury securities and London Interbank Offered Rate (“LIBOR”) rates as reported by Bloomberg. Inputs to the valuations which are not directly observable are estimated from the best sources available to the Company. Unobservable inputs to these valuations include estimates of future gross dividends to be paid on the stocks underlying the S&P 500 index, estimates of bid-ask spreads and estimates of implied volatilities on options. Valuation parameters are calibrated to replicate the actual end-of-day market quotes for options trading on the CBOE. The Company performs additional validation procedures such as the daily observation of market activity and conditions and the tracking and analyzing of actual quotes provided by banking counterparties each time the Company purchases options from them. Additionally, in order to help validate the values derived through the procedures noted above, the Company obtains indicators of value from representative investment banks.

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

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities—available-for-sale:
U.S. government and agency bonds	$433.6	$—	$428.4	$5.2
U.S. state and political subdivision bonds	189.1	—	187.4	1.7
Foreign government bonds	68.4	—	68.4	—
Corporate bonds	5,670.8	—	5,603.0	67.8
S&P 500 index options	5.6	—	—	5.6

Total fixed maturity securities—available-for sale	$6,367.5	$—	$6,287.2	$80.3

Separate account assets:
Mutual funds	$3,926.8	$3,798.5	$128.3	$—
Stable asset fund	49.3	—	49.3	—

Total separate account assets	$3,976.1	$3,798.5	$177.6	$—

Liabilities:
Index-based interest guarantees	$40.0	$—	$—	$40.0

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities—available-for-sale:
U.S. government and agency bonds	$425.0	$—	$425.0	$—
U.S. state and political subdivision bonds	217.3	—	217.3	—
Foreign government bonds	31.5	—	31.5	—
Corporate bonds	5,493.5	—	5,407.3	86.2

Total fixed maturity securities—available-for sale	$6,167.3	$—	$6,081.1	$86.2

Separate account assets	$4,174.5	$4,051.2	$123.3	$—

Liabilities:
Index-based interest guarantees	$40.4	$—	$—	$40.4

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Beginning Asset (Liability) Balance as of March 31, 2010	Total Realized/Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers in to Level 3	Transfers out of Level 3	Ending Asset (Liability) Balance as of June 30, 2010
		Included in Net Income	Included in Other Comprehensive Income (Loss)
	(In millions)
Assets:
U.S. government and agency bonds	$5.4	$—	$(0.2)	$—	$—	$—	$5.2
U.S. state and political subdivision bonds	1.7	—	—	—	—	—	1.7
Corporate bonds	63.6	(0.6)	6.6	(3.6)	1.8	—	67.8
S&P 500 index options	10.1	(4.4)	—	(0.1)	—	—	5.6

Total fixed maturity securities—available-for-sale	$80.8	$(5.0)	$6.4	$(3.7)	$1.8	$—	$80.3

Liabilities:
Index-based interest guarantees	$(43.7)	$4.8	$—	$(1.1)	$—	$—	$(40.0)

	Three Months Ended June 30, 2009
	Beginning Asset (Liability) Balance as of March 31, 2009	Total Realized/Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers in to Level 3	Transfers out of Level 3	Ending Asset (Liability) Balance as of June 30, 2009
		Included in Net Income	Included in Other Comprehensive Income (Loss)
	(In millions)
Assets:
S&P 500 index options	$2.2	$1.5	$—	$1.1	$—	$—	$4.8

Total fixed maturity securities—available-for-sale	$2.2	$1.5	$—	$1.1	$—	$—	$4.8

Liabilities:
Index-based interest guarantees	$(34.8)	$0.1	$—	$(1.4)	$—	$—	$(36.1)

	Six Months Ended June 30, 2010
	Beginning Asset (Liability) Balance as of December 31, 2009	Total Realized/Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers in to Level 3	Transfers out of Level 3	Ending Asset (Liability) Balance as of June 30, 2010
		Included in Net Income	Included in Other Comprehensive Income (Loss)
	(In millions)
Assets:
U.S. government and agency bonds	$7.5	$—	$0.1	$—	$—	$(2.4)	$5.2
U.S. state and political subdivision bonds	1.7	—	—	—	—	—	1.7
Corporate bonds	68.4	(0.6)	3.6	(3.6)	1.8	(1.8)	67.8
S&P 500 index options	8.6	(2.7)	—	(0.3)	—	—	5.6

Total fixed maturity securities—available-for-sale	$86.2	$(3.3)	$3.7	$(3.9)	$1.8	$(4.2)	$80.3

Liabilities:
Index-based interest guarantees	$(40.4)	$2.4	$—	$(2.0)	$—	$—	$(40.0)

	Six Months Ended June 30, 2009
	Beginning Asset (Liability) Balance as of December 31, 2008	Total Realized/Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers in to Level 3	Transfers out of Level 3	Ending Asset (Liability) Balance as of June 30, 2009
		Included in Net Income	Included in Other Comprehensive Income (Loss)
	(In millions)
Assets:
S&P 500 index options	$2.5	$0.1	$—	$2.2	$—	$—	$4.8

Total fixed maturity securities—available-for-sale	$2.5	$0.1	$—	$2.2	$—	$—	$4.8

Liabilities:
Index-based interest guarantees	$(33.0)	$2.1	$—	$(5.2)	$—	$—	$(36.1)

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions still held at June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Assets:
S&P 500 index options	$(4.4)	$1.5	$(2.7)	$0.1
Liabilities:
Index-based interest guarantees	$4.8	$0.1	$2.4	$2.1

Changes to the fair value of fixed maturity securities available-for-sale were recorded in other comprehensive income. Changes to the fair value of the S&P 500 index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded as interest credited. The interest credited amount for the second quarters of 2010 and 2009 included negative interest on policyholder funds of $1.7 million and $0.3 million due to changes in the Level 3 actuarial assumptions.

Certain assets and liabilities are measured at fair value on a nonrecurring basis such as impaired commercial mortgage loans with specific reserves and real estate acquired through commercial mortgage loan foreclosures. The impaired commercial mortgage loans and real estate owned are valued using Level 3 measurements. These Level 3 inputs are reviewed for reasonableness by management and evaluated on a quarterly basis. The commercial mortgage loan measurements include valuation of the market value of the asset using general underwriting procedures and appraisals. Real estate acquired through foreclosure is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as third party valuations are received. In the second quarter of 2010, there have been no significant adjustments made to these balances.

The following table sets forth the assets measured at fair value on a nonrecurring basis during the first six months of 2010 that the Company continued to hold at June 30, 2010:

	Total	Level 1	Level 2	Level 3
	(In millions)
Commercial mortgage loans	$38.4	$—	$—	$38.4
Real estate owned	106.4	—	—	106.4

Total assets measured at fair value on a nonrecurring basis	$144.8	$—	$—	$144.8

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $53.3 million were written down to their fair value of $38.4 million, less selling costs, at June 30, 2010, resulting in an increase to the specific commercial mortgage loan loss allowance of $14.9 million. The real estate owned measured on a nonrecurring basis during the first six months of 2010 and still held at June 30, 2010 had a loss of $0.4 million. See “Note 9—Commercial Mortgage Loans, Net” for further disclosures regarding the commercial mortgage loan loss allowance.

The following table sets forth the assets measured at fair value on a nonrecurring basis during the first six months of 2009 that the Company continued to hold at June 30, 2009:

	Total	Level 1	Level 2	Level 3
	(In millions)
Commercial mortgage loans	$16.4	$—	$—	$16.4
Real estate owned	4.2	—	—	4.2

Total assets measured at fair value on a nonrecurring basis	$20.6	$—	$—	$20.6

8.	INVESTMENT SECURITIES

The following tables set forth amortized costs and fair values of fixed maturity securities available-for-sale at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Available-for-sale:
U.S. government and agency bonds	$385.8	$47.8	$—	$433.6
U.S. state and political subdivision bonds	180.7	9.0	0.6	189.1
Foreign government bonds	61.4	7.0	—	68.4
Corporate bonds	5,296.5	387.1	12.8	5,670.8
S&P 500 index options	5.6	—	—	5.6

Total fixed maturity securities—available-for-sale	$5,930.0	$450.9	$13.4	$6,367.5

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Available-for-sale:
U.S. government and agency bonds	$397.2	$28.2	$0.4	$425.0
U.S. state and political subdivision bonds	212.0	7.4	2.1	217.3
Foreign government bonds	30.4	1.2	0.1	31.5
Corporate bonds	5,284.0	248.0	38.5	5,493.5

Total fixed maturity securities—available-for-sale	$5,923.6	$284.8	$41.1	$6,167.3

The following table sets forth the contractual maturities of fixed maturity securities available-for-sale at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Available-for-sale:
Due in 1 year or less	$642.4	$654.4	$372.7	$380.1
Due in 1 to 5 years	2,577.3	2,741.9	2,747.9	2,875.1
Due in 5 to 10 years	1,967.7	2,141.6	2,029.0	2,112.4
Due after 10 years	742.6	829.6	774.0	799.7

Total fixed maturity securities—available-for-sale	$5,930.0	$6,367.5	$5,923.6	$6,167.3

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds represented 2.7%, or $171.2 million, of our fixed maturity securities available-for-sale at June 30, 2010.

The following table sets forth net investment income summarized by type of investment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Fixed maturity securities—available-for-sale	$80.3	$75.3	$161.2	$155.0
S&P 500 index options	(4.4)	1.5	(2.7)	0.1
Commercial mortgage loans	69.0	68.0	138.6	134.2
Real estate	0.2	1.6	1.3	3.2
Other	1.6	3.6	3.2	5.6

Gross investment income	146.7	150.0	301.6	298.1
Investment expenses	(4.8)	(4.6)	(9.8)	(9.2)

Net investment income	$141.9	$145.4	$291.8	$288.9

The following table sets forth capital gains (losses) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Gains:
Fixed maturity securities—available-for-sale	$5.8	$6.4	$10.4	$9.6
Commercial mortgage loans	0.2	0.3	0.5	0.6
Real estate	1.3	—	1.3	—

Gross capital gains	7.3	6.7	12.2	10.2

Losses:
Fixed maturity securities—available-for-sale	(1.0)	(3.3)	(1.6)	(31.0)
Commercial mortgage loans*	(18.8)	(7.9)	(29.7)	(10.4)
Real estate	(0.4)	—	(0.7)	—
Other	—	—	(0.1)	—

Gross capital losses	(20.2)	(11.2)	(32.1)	(41.4)

Net capital losses	$(12.9)	$(4.5)	$(19.9)	$(31.2)

*	Includes a decrease to the commercial mortgage loan loss allowance of $2.2 million and an increase of $7.0 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and an increase of $7.5 million and $8.5 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.7 million and $6.5 million at June 30, 2010 and December 31, 2009, respectively.

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

			Aging
	At June 30, 2010		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
Bonds:
U.S. state and political subdivisions	15	$0.6	9	$0.3	6	$0.3
Corporate	508	12.8	368	6.9	140	5.9

Total	523	$13.4	377	$7.2	146	$6.2

Fair market value of securities with unrealized losses:
Bonds:
U.S. state and political subdivisions	15	$23.0	9	$11.8	6	$11.2
Corporate	508	320.3	368	235.3	140	85.0

Total	523	$343.3	377	$247.1	146	$96.2

			Aging
	At December 31, 2009		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
Bonds:
U.S. government and agency	12	$0.4	12	$0.4	—	$—
U.S. state and political subdivisions	39	2.1	32	1.1	7	1.0
Foreign government	1	0.1	1	0.1	—	—
Corporate	842	38.5	466	17.1	376	21.4

Total	894	$41.1	511	$18.7	383	$22.4

Fair market value of securities with unrealized losses:
Bonds:
U.S. government and agency	12	$20.7	12	$20.7	—	$—
U.S. state and political subdivisions	39	57.2	32	45.3	7	11.9
Foreign government	1	4.9	1	4.9	—	—
Corporate	842	934.5	466	679.0	376	255.5

Total	894	$1,017.3	511	$749.9	383	$267.4

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

Commercial mortgage loans are stated at amortized cost less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. A specific loan loss allowance is set up when a loan is considered to be impaired. An impaired loan is a loan that is not performing to the contractual terms of the loan agreement. In addition, for impaired commercial mortgage loans, the Company evaluates the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur, the loan-to-value ratio and other quantitative information management has concerning the loan. Portions of loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance.

The following table sets forth the commercial mortgage loan loss allowance provisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Balance at beginning of the period	$29.3	$8.3	$19.6	$6.8
Provisions	18.6	7.8	29.7	10.2
Charge offs, net	(20.8)	(0.8)	(22.2)	(1.7)

Balance at end of the period	$27.1	$15.3	$27.1	$15.3

The increase in the provisions to the commercial mortgage loan loss allowance for the second quarter and first six months of 2010 compared to the same periods in 2009 was primarily due to an increase in restructured commercial mortgage loans, requests for forbearance and delinquencies during the second quarter of 2010. The increase in charge offs for the second quarter and first six months of 2010 compared to the same periods in 2009 was primarily related to the acceptance of deeds in lieu of foreclosure on commercial mortgage loans related to a single borrower during the second quarter of 2010.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In millions)
Impaired commercial mortgage loans with specific allowance for losses	$53.3	$28.5
Impaired commercial mortgage loans with no specific allowance for losses	7.2	1.9
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(14.9)	(6.5)

Net carrying value of impaired commercial mortgage loans	$45.6	$23.9

Impaired commercial mortgage loans without a specific allowance for losses are those for which we have determined that it remains probable that the Company will collect all amounts due. The average recorded investment in impaired commercial mortgage loans before specific allowance for losses was $101.4 million and $14.6 million for the second quarters of 2010 and 2009, respectively. The average recorded investment in impaired commercial mortgage loans before specific allowance for losses was $77.7 million and $10.5 million for the first six months of 2010 and 2009, respectively. The $24.8 million increase in the impaired commercial mortgage loans with specific allowances as of June 30, 2010 compared to December 31, 2009 was primarily due to an increase in restructured commercial mortgage loans and requests for forbearance.

Interest income is recorded in net investment income. The Company continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. The amount of interest income recognized on impaired commercial mortgage loans and the cash received by the Company in payment of interest on impaired commercial mortgage loans for the second quarter of 2010 was $0.1 million. There was no interest income recognized or cash received by the Company for impaired commercial mortgage loans for the second quarter of 2009.

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

The Company defers certain acquisition costs that vary with and are primarily related to the origination of new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $263.0 million and $252.6 million at June 30, 2010 and December 31, 2009, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

DAC for group and individual disability insurance products and group life insurance products is amortized in proportion to future premiums. The Company amortizes DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota

Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits up to 20 years. VOBA totaled $29.5 million and $30.4 million at June 30, 2010 and December 31, 2009, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$62.0	23.6%	$64.0	25.3%
VOBA	7.6	25.8	7.6	25.0

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances increased $0.3 million for both the second quarter and first six months of 2010 and decreased $0.6 million for the same periods in 2009. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 9.4 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $53.2 million and $55.8 million at June 30, 2010 and December 31, 2009, respectively.

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
	(In millions)
Carrying value at beginning of period:
DAC	$252.6	$249.2
VOBA	30.4	31.1
Other intangible assets	55.8	54.2

Total balance at beginning of period	338.8	334.5

Deferred or acquired:
DAC	47.0	93.9
Other intangible assets	0.1	6.3

Total deferred or acquired	47.1	100.2

Amortized during period:
DAC	(36.6)	(90.5)
VOBA	(0.9)	(0.7)
Other intangible assets	(2.7)	(4.7)

Total amortized during period	(40.2)	(95.9)

Carrying value at end of period, net:
DAC	263.0	252.6
VOBA	29.5	30.4
Other intangible assets	53.2	55.8

Total carrying value at end of period	$345.7	$338.8

The accumulated amortization of VOBA was $59.3 million and $58.4 million at June 30, 2010 and December 31, 2009, respectively. The accumulated amortization of other intangibles, excluding DAC, was $19.9 million and $17.2 million at June 30, 2010 and December 31, 2009, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets, excluding DAC, for the remainder of 2010 and each of the next five years:

Amount
(In millions)
2010	$3.6
2011	8.0
2012	8.2
2013	8.7
2014	8.6
2015	8.2

11.	GOODWILL

Goodwill is related to the Asset Management segment and totaled $36.0 million at both June 30, 2010 and December 31, 2009. Goodwill is not amortized and is tested at least annually for impairment. On an annual basis, the Company performs a step-one test and compares the carrying value of the tested assets with the fair value of the assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The estimates the Company uses in the income approach are consistent with the plans and estimates that the Company uses to manage its operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how the Company internally evaluates and manages its business, the Company weights the income approach more heavily than the market approach in determining the fair value of the assets. The Company performs testing to ensure that both models are providing reasonably consistent results and performs sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. If indicators of impairment appear throughout the year, or in the event of material changes in circumstances, the test will be more frequent. The Company evaluated whether indicators of impairment existed as of June 30, 2010. Based on the review of financial and other results, the Company does not believe any indicators of impairment exist and as a result has not updated its annual test in the current period.

12.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at June 30, 2010. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The Company maintains a $200 million senior unsecured revolving credit facility (“Facility”). The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. Borrowings under the Facility will continue to be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and for the issuance of letters of credit.

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s ratio of total debt to total capitalization and includes interest based on a Eurodollar margin, plus facility and utilization fees. At June 30, 2010, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 amends the codification guidance related to the credit quality and credit loss disclosures for financing receivables. ASU No. 2010-20 requirements include additional disclosures that enable readers of the financial statements to understand:

•	The nature of the credit risk inherent in the financing receivable portfolio.

•	How the portfolio’s credit risk is analyzed and assessed in order to arrive at the allowance for credit losses for each portfolio.

•	The changes and underlying reason for the changes in the allowance for credit losses for each portfolio.

Disclosures previously required for financing receivables are now required to be disclosed on a disaggregated basis. In addition, the following new disclosures under ASU No. 2010-20 are required for each financing receivable class:

•	Credit quality indicators of financing receivables at the end of the reporting period.

•	Aging of past due financing receivables.

•	The nature and extent of troubled debt restructurings that occurred during the period.

•	The nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period.

•	Significant purchases and sales of financing receivables during the reporting period.

The ASU No. 2010-20 disclosures required as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. Disclosures concerning the activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. The Company does not expect the adoption of ASU No. 2010-20 to affect the consolidated financial results as this update only requires additional disclosures.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures about Fair Value Measurements. ASU No. 2010-6 amends the codification guidance related to fair value disclosures. ASU No. 2010-6 requirements include additional disclosures surrounding transfers between Level 1 and Level 2 fair value classifications, disclosure clarifications concerning the level of disaggregation for the different types of financial instruments, and separate disclosures concerning purchases, sales, issuances and settlements in the tabular Level 3 roll-forward schedule. Disclosures regarding the transfer between Level 1 and Level 2 fair value classifications and disaggregation for the different types of financial instruments were effective for interim and annual periods beginning after December 15, 2009 with disclosures regarding purchases, sales, issuances and settlements in the tabular Level 3 roll-forward schedule becoming effective for fiscal years beginning after December 15, 2010. The Company complied with ASU No. 2010-6 disclosures effective for interim and annual periods after December 15, 2009 and does not expect the disclosures effective for interim and annual periods beginning after December 15, 2010 to have a material effect on its consolidated financial statements.

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

Executive Summary

Financial Results Overview

Net income per diluted share was $0.87 for the second quarter of 2010, compared to $1.15 for the second quarter of 2009. Net income for these same periods was $41.1 million and $56.3 million, respectively. Results for the second quarter of 2010 reflected comparatively less favorable claims experience in the Insurance Services segment, partially offset by comparatively favorable earnings in the Asset Management segment and a reduction in operating expenses due to the completion of our operating expense reduction initiatives in 2009. After-tax net capital losses were $8.1 million for the second quarter of 2010, compared to after-tax net capital losses of $2.9 million for the second quarter of 2009. We recorded after-tax costs of $3.9 million for the second quarter of 2009 that were incurred during our 2009 operating expense reduction initiatives. We did not incur similar costs related to operating expense reduction initiatives for 2010.

Net income per diluted share was $1.91 for the first six months of 2010, compared to $1.81 for the same period in 2009. Net income for these same periods was $90.8 million and $89.0 million, respectively. Results for the first six months of 2010 reflected higher earnings in the Asset Management segment, a 1.5 million share reduction in diluted weighted-average shares outstanding and a reduction in operating expenses due to the completion of our operating expense reduction initiatives in 2009, partially offset by comparatively less favorable claims experience in the Insurance Services segment. After-tax net capital losses were $12.5 million for the first six months of 2010, compared to after-tax net capital losses of $20.2 million for the first six months of 2009. We recorded after-tax costs of $9.3 million for the first six months of 2009 incurred during our 2009 operating expense reduction initiatives. We did not incur similar costs related to operating expense reduction initiatives for 2010.

Outlook

While current economic pressures persist, we will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service.

We intend to preserve the value of our business by continuing to provide excellent value to our customers, by continuing to preserve and enhance our financial strength and by continuing to build value for our shareholders despite a troubled economy. We will continue to focus on optimizing shareholder value through continual investment in new product and service capabilities, which are valued in the group insurance marketplace, and utilize our available capital opportunistically. We believe these actions position us well for growth as the economy recovers and we see wage and employment growth.

The primary drivers of our earnings continue to be premium growth and the group insurance benefit ratio. Although the second quarter of 2010 produced unfavorable claims experience in our group insurance long term disability business, one quarter of experience is not sufficient to establish a trend or systemic issue within our blocks of business. Claims experience can fluctuate widely from quarter to quarter and is more stable when measured over a longer period of time. Premium growth has been challenging due to the continuance of a difficult economic environment resulting in lower wage rate and job growth in our existing group insurance business. We will continue to invest in our enhanced product capabilities that add value to our customers, and we will continue to write business that meets our long-term profit objectives.

The commercial mortgage loan loss allowance increased to $27.1 million at June 30, 2010, compared to $19.6 million at December 31, 2009. The increase in the commercial mortgage loan loss allowance is primarily due to an increase in the provisions for the second quarter and first six months of 2010 compared to the same periods in 2009. These provisions were primarily due to an increase in restructured commercial mortgage loans, requests for forbearance and delinquencies during the second quarter of 2010. Offsetting the provisions were charge offs primarily related to the acceptance of deeds in lieu of foreclosure on commercial mortgage loans related to a single borrower during the second quarter of 2010.

For the second quarter and first six months of 2010, foreclosure activity in our commercial mortgage loan portfolio increased compared to the second quarter and first six months of 2009. The increase in foreclosure activity was primarily related to the acceptance of deeds in lieu of foreclosure on commercial mortgage loans on 62 properties related to a single borrower during the second quarter of 2010. As of March 31, 2010, this single borrower was not delinquent on their loans, but had requested forbearance. Sixty-day delinquency rates in our commercial mortgage loan portfolio as of June 30, 2010 have declined slightly compared to the rates as of March 31, 2010. The level of delinquencies is higher than our historical levels due to the current economic challenges, though we have not experienced the high delinquency rates encountered by other financial institutions. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.” Unlike many other financial institutions, we do not participate in the commercial mortgage-backed securities market. Instead, we underwrite and service mortgages that we originate, leveraging our long history in commercial mortgage loans and diligence in risk selection. While we realize that there will be further pressures on property owners as they emerge from these difficult economic times, we believe that our experience, our consistent and disciplined underwriting standards and our diligent servicing practices will continue to be reflected in the performance of our commercial mortgage loan portfolio. For a discussion of our net capital losses, see “Other.”

At the beginning of 2010, we provided guidance that our return on average equity, excluding after-tax net capital gains and losses from net income and accumulated other comprehensive income and losses from equity, would be toward the lower end of our target range of 14% to 15%. While 14% to 15% continues to represent our long-term target range, we are unlikely to reach this range in 2010 due to the unfavorable claims experience of the second quarter and a continuing low interest rate environment.

Also at the beginning of 2010, we provided the following annual expectations which will affect our annual financial results:

•	Flat to low single digit premium growth as a percentage of our 2009 premiums due to a continued challenging economic environment.

•	The annual benefit ratio for our group insurance business to be consistent with the experience of the previous five years, during which it has ranged from 73.6% to 78.3%.

The Company did not update these factors from its annual guidance.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Total consolidated revenues decreased to $691.2 million for the second quarter of 2010, compared to $693.7 million for the second quarter of 2009, and decreased to $1.37 billion for the first six months of 2010, compared to $1.38 billion for the first six months of 2009. Historically, premium growth in our Insurance Services segment and administrative fee revenues growth in our Asset Management segment have been the primary drivers of consolidated revenue growth. The decrease in consolidated revenues for the second quarter of 2010 compared to the second quarter of 2009 was primarily due to an increase in net capital losses recorded in our Other category. The decrease in consolidated revenues for the first six months of 2010 compared to the first six months of 2009 was primarily due to a decline in premiums from our Insurance Services segment, partially offset by an increase in administrative fee revenues in our Asset Management segment and lower net capital losses in our Other category.

The following table sets forth percentages of premium growth, administrative fee revenues growth and net investment income growth by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Premium growth:
Insurance Services	1.4%	(3.3)%	(2.7)%	(0.9)%
Asset Management	(2.1)	5.6	(10.3)	(23.7)
Consolidated premium growth	1.4	(3.2)	(2.8)	(1.2)

Administrative fee growth:
Insurance Services	15.0%	(16.7)%	7.5%	(14.9)%
Asset Management	7.0	(9.8)	11.8	(10.6)
Consolidated administrative fee growth	8.1	(12.3)	12.3	(12.8)

Net investment income growth:
Insurance Services	(1.1)%	(0.8)%	0.1%	(0.4)%
Asset Management	(7.1)	20.8	2.4	28.0
Consolidated net investment income growth	(2.4)	6.4	1.0	8.9

Revenue growth:
Insurance Services	1.1%	(3.0)%	(2.3)%	(0.9)%
Asset Management	(2.4)	8.3	4.4	8.9
Consolidated revenue growth	(0.4)	0.7	(0.7)	(0.1)

Net capital losses were $12.9 million for the second quarter of 2010, compared to net capital losses of $4.5 million for the second quarter of 2009. Net capital losses for the first six months of 2010 were $19.9 million, compared to net capital losses of $31.2 million for the first six months of 2009. Capital gains and losses are reflected in the Other category. See “Business Segments—Other.”

Premiums

Premiums from our Insurance Services segment are the primary driver of consolidated premiums. The three primary factors that influence premiums for our Insurance Services segment are sales, customer retention and organic growth derived from wage and employment levels. Premium levels can also be influenced by experience rated refunds (“ERRs”). However, ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts. ERRs represent a cost sharing arrangement with certain group contract holders that provides refunds to the contract holders when claims experience is better than contractual benchmarks, and provides for additional premiums to be paid when claims experience is below the contractual benchmarks.

Premiums for the Insurance Services segment increased 1.4% to $523.6 million for the second quarter of 2010 compared to the same period in 2009, and decreased 2.7% to $1.03 billion for the first six months of 2010 compared to the first six months of 2009.

The increase in premiums from our Insurance Services segment for the second quarter of 2010 compared to the second quarter of 2009 included a significant favorable variance in ERRs. Excluding the effect of ERRs, premiums from our Insurance Services segment decreased 0.8% for the second quarter of 2010 compared to the second quarter of 2009. Premiums were enhanced by ERRs of $4.6 million for the second quarter of 2010, compared to a premium offset of $7.2 million for the same period in 2009. Premiums were offset by $6.3 million for the first six months of 2010, compared to an offset of $19.7 million for the same period in 2009.

The comparative decrease in premiums for the first six months of 2010 was primarily driven by a few large customer terminations in our group insurance businesses in the second half of 2009. These terminated customers contributed to premiums for the first six months of 2009. In addition, premium growth was negatively affected by a lack of organic growth in our group insurance businesses, reflecting negative employment growth and lower wage growth as our customers continued to navigate a challenging economy that began in the second half of 2008. Also, individual disability premiums for the first quarter of 2009 included a single premium of approximately $18 million related to the termination of reinsurance agreements on a block of individual disability insurance. See “Business Segments—Insurance Services Segment.”

Premiums from our Asset Management segment are generated from the sale of life-contingent annuities, which are primarily a single-premium product. Due to the nature of single-premium products, premiums in the Asset Management segment can fluctuate widely from quarter to quarter. Premiums for the Asset Management segment decreased 2.1% to $9.3 million for the second quarter of 2010 compared to the second quarter of 2009 and decreased 10.3% to $10.4 million for the first six months of 2010 compared to the first six months of 2009.

Administrative Fee Revenues

The primary driver for administrative fee revenues is the level of assets under administration in our Asset Management segment, which is driven by equity market performance and asset growth from average new net customer deposits. Administrative fee revenues from our Asset Management segment increased 7.0% to $30.6 million for the second quarter of 2010 compared to the same period in 2009, and increased 11.8% to $60.5 million for the first six months of 2010 compared to the first six months of 2009. The comparative increases in administrative fee revenues in our Asset Management segment were due to improvements in weighted-average equity market values leading to increased asset-based administrative fee revenues from our retirement plans business, though equity market values have shown continued volatility through June 30, 2010. The increase in administrative fee revenues was partially offset by net retirement plan withdrawals due to the termination of a few large plans. See “Business Segments—Asset Management Segment.”

Administrative fee revenues from our Insurance Services segment are primarily from insurance products for which we provide only administrative services. Administrative fee revenues from our Insurance Services segment were $2.3 million for the second quarter of 2010, compared to $2.0 million for the second quarter of 2009 and were $4.3 million for the first six months of 2010, compared to $4.0 million for the same period in 2009.

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, interest rates, the change in fair value of our S&P 500 index call spread options (“S&P 500 index options”) related to our indexed annuity product and commercial mortgage loan prepayment fees. Net investment income decreased 2.4% to $141.9 million for the second quarter of 2010 compared to the same period of 2009, and increased 1.0% to $291.8 million for the first six months of 2010 compared to the same period of 2009.

The decrease in net investment income for the second quarter of 2010 compared to the same period in 2009 was primarily due to a decline in the portfolio yield for fixed maturity securities available-for-sale, which was 5.38% at June 30, 2010, compared to 5.59% at June 30, 2009. Also contributing to the decrease in net investment income was a decrease in the fair value of our S&P 500 index options. The fair value adjustment to the S&P 500 index options resulted in a decrease in net investment income of $4.4 million for the second quarter of 2010, compared to an increase in net investment income of $1.5 million for the second quarter of 2009. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments” for further derivatives disclosure. Offsetting these decreases, average invested assets increased 9.2% to $10.80 billion, primarily resulting from the sale of additional individual annuities, and average yields in our commercial mortgage loan portfolio were comparatively higher. The portfolio yield for our commercial mortgage loan portfolio increased to 6.47% at June 30, 2010, compared to 6.42% at June 30, 2009.

The increase in net investment income for the first six months of 2010 compared to the same period in 2009 was primarily due to an increase in average invested assets of 10.2% to $10.73 billion. The increase in average invested assets primarily resulted from the sale of additional individual annuities. Also contributing to the increase was higher average yields in our commercial mortgage loan portfolio. Offsetting these increases, the change in fair value of our S&P 500 index options resulted in a decrease in net investment income of $2.7 million for the first six months of 2010, compared to an increase in net investment income of $0.1 million for the first six months of 2009.

Since the third quarter of 2008, we have experienced a period of significant widening of credit spreads followed by a period of equally significant tightening of credit spreads. However, during the second quarter of 2010, credit spreads have widened to some extent. Given the uncertainty surrounding credit spreads and the direction of interest rates, we may experience lower new money interest rates in the future if credit spreads remain tight and interest rates remain low, or higher new money rates if credit spreads widen or overall interest rates increase. New money interest rates are also affected by the volume and mix of commercial mortgage loan originations and purchases of fixed maturity securities.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and generally do not occur in regular patterns. Net capital gains and losses primarily occur as a result of other-than-temporary impairments (“OTTI”) from sales of our assets for more or less than amortized cost, from changes to the commercial mortgage loan loss allowance and from the write down of foreclosed commercial mortgage loans prior to the transfer to real estate.

Net capital losses were $12.9 million for the second quarter of 2010, compared to $4.5 million for the second quarter of 2009. Net capital losses for the second quarter of 2010 were primarily due to an $18.6 million additional provision in our commercial mortgage loan loss allowance, which was partially offset by $4.9 million of net capital gains in our fixed maturity security portfolio. Net capital losses for the second quarter of 2009 were primarily due to a $7.8 million additional provision in our commercial mortgage loan loss allowance, which was partially offset by $3.2 million of net capital gains related to the sale of certain fixed maturity securities.

Net capital losses were $19.9 million for the first six months of 2010, compared to net capital losses of $31.2 million for the first six months of 2009. Net capital losses for the first six months of 2010 were primarily due to a $29.7 million additional provision in our commercial mortgage loan loss allowance, partially offset by $8.9 million of net capital gains from sales of certain fixed maturity securities. Approximately $18 million of the net capital losses in the first six months of 2009 were due to fixed maturity security sales related to holdings in financial institutions, including holdings of certain insurance companies that were downgraded by rating agencies during the first six months of 2009, and $3.4 million was the result of fixed maturity securities OTTI. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other.”

Benefits and Expenses

Benefits to Policyholders

Consolidated benefits to policyholders are affected by four primary factors:

•	Reserves that are established in part based on premium levels.

•	Claims experience.

•	Assumptions used to establish related reserves.

•	Current estimates for future benefits on life-contingent annuities.

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

The following table sets forth benefits to policyholders by segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
	(Dollars in millions)
Benefits to policyholders:
Insurance Services	$411.7	10.5%	$372.7	(6.3)%	$789.8	1.2%	$780.4	(2.6)%
Asset Management	12.7	5.0	12.1	7.1	17.0	0.6	16.9	(13.8)

Total benefits to policyholders	$424.4	10.3	$384.8	(6.0)	$806.8	1.2	$797.3	(2.9)

The increase for the second quarter of 2010 compared to the second quarter of 2009 was primarily due to elevated group long term disability insurance incidence rates in the education sector and pockets of the manufacturing sector.

The increase for the first six months of 2010 compared to the first six months of 2009 was primarily due to elevated group long term disability insurance incidence rates for the second quarter of 2010 in the education sector and pockets of the manufacturing sector. This increase was partially offset by an increase in benefits to policyholders of approximately $18 million of additional individual disability insurance reserves related to the termination of reinsurance on certain reinsured policies and claims during the first quarter of 2009. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders.”

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed-rate annuity deposits in the Asset Management segment and interest paid on life insurance proceeds on deposit in the Insurance Services segment.

The following factors primarily affect interest credited:

•	Growth in general account assets under management.

•	Growth in individual fixed-rate annuity liabilities.

•	Changes in new investment interest rates and overall portfolio yield, which influence our interest-crediting rate for our customers.

•	Changes in customer retention.

•	Changes in the fair value of the embedded derivative liability associated with our indexed annuity product.

Changes in the fair value of the embedded derivative are reported as interest credited and may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility. See “Business Segments—Asset Management Segment—Benefits and Expenses—Interest Credited” for information regarding the interest credited on our indexed annuity product.

Consolidated interest credited decreased to $32.9 million for the second quarter of 2010, compared to $35.9 million for the second quarter of 2009 and increased to $72.5 million for the first six months of 2010, compared to $69.9 million for the first six months of 2009. The second quarter decrease was primarily due to the change in fair value of the embedded derivatives which reduced interest credited by $4.8 million for the second quarter of 2010. The reduction in interest credited due to the change in fair value of the embedded derivates was $0.1 million for the second quarter of 2009. Partially offsetting these decreases was the effect of a 13.4% increase in average individual annuity assets under administration to $2.48 billion for the second quarter of 2010.

The increase for the first six months of 2010 compared to the same period in 2009 reflected growth in our average individual annuity assets under administration. Average individual annuity assets under administration increased 14.5% to $2.46 billion for the first six months of 2010 compared to the same period in 2009.

Operating Expenses

Operating expenses decreased 8.9% to $111.5 million for the second quarter of 2010 compared to the same period of 2009. Operating expenses decreased 9.0% to $226.3 million for the first six months of 2010 compared to the same period in 2009. Consolidated operating expenses for the second quarter of 2009 and first six months of 2009 reflected $6.0 million and $14.4 million, respectively, related to costs incurred during our 2009 operating expense reduction initiatives. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, growth in assets under administration and the profitability of the business in each of our segments. Commissions and bonuses decreased to $48.2 million for the second quarter of 2010, compared to $48.8 million for the second quarter of 2009. Commissions and bonuses decreased slightly to $103.1 million for the first six months of 2010, compared to $103.4 million for the same period in 2009. The comparative decreases were primarily due to a change in our individual annuity product mix.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We defer certain commissions, bonuses and operating expenses, which are considered acquisition costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period, which averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions and have a combined estimated weighted-average remaining life of approximately 9.4 years. The amortization for the marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.” The net deferral for DAC, VOBA and intangibles increased $3.1 million for the second quarter of 2010 and increased $2.1 million for the first six months of 2010 compared to the same periods in 2009. The increases were primarily due to an increase in deferrals in our group insurance businesses due to higher sales and a decrease in amortization in our Asset Management segment. The decrease in amortization is primarily the result of market fluctuations, changes in the interest rate environment and favorable annuity lapse experience.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state effective income tax rates were 32.7% and 33.8% for the second quarters of 2010 and 2009, respectively, and 33.7% for both the first six months of 2010 and 2009, respectively.

During the first quarter of 2010, the 2010 Health Care Act as amended by the 2010 Health Care Reconciliation Act became law. Included among the provisions of the law is a change in the tax treatment of the Medicare Part D subsidy, which we participate in as a part of our postretirement medical plan. This change in the law resulted in additional tax expense of $1.0 million, which increased our effective tax rate for the first six months of 2010 by 0.7%. The change in tax treatment for the subsidy was recorded in the first quarter of 2010 and will affect the tax rate for 2010 but will not have a similar effect on the tax rate in future years.

During the second quarter of 2010, capital losses due to foreclosures and the acceptance of deeds in lieu of foreclosure on commercial mortgage loans resulted in a decrease in the effective rate, offsetting the increase for the first quarter of 2010 as discussed above.

At June 30, 2010, the years open for audit by the Internal Revenue Service (“IRS”) were 2006 through 2009.

Business Segments

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including costs incurred during our 2009 operating expense reduction initiatives, net capital gains and losses related to the impairment or the disposition of our invested assets and adjustments made in consolidation.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Insurance Services	86.7%	86.2%	86.6%	87.3%
Asset Management	13.3	13.8	13.4	12.7

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results. Income before income taxes for the Insurance Services segment was $68.7 million for the second quarter of 2010, compared to $100.9 million for the second quarter of 2009. Income before income taxes for the Insurance Services segment was $147.3 million for the first six months of 2010, compared to $186.9 million for the first six months of 2009. Results for the comparative periods primarily reflected comparatively less favorable claims experience for the second quarter of 2010 and lower premiums, excluding ERRs, in our group insurance businesses for the first six months of 2010.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Premiums:
Group life and AD&D	$209.6	$206.6	$414.6	$418.2
Group long term disability	197.9	205.9	398.7	418.7
Group short term disability	50.6	51.8	101.3	105.6
Group other	20.5	20.1	40.8	39.7
Experience rated refunds	4.6	(7.2)	(6.3)	(19.7)
Individual disability	40.4	39.0	80.9	96.6

Total premiums	$523.6	$516.2	$1,030.0	$1,059.1

Group insurance sales (annualized new premiums) reported at contract effective date	$42.6	$35.0	$197.8	$135.1
Individual disability sales (annualized new premiums)	4.8	5.6	9.1	11.4
Group insurance benefit ratio (% of premiums)	79.9%	74.2%	78.0%	75.0%
Individual disability benefit ratio (% of premiums)	66.1	50.0	63.7	63.3
Segment operating expense ratio (% of premiums)	15.8	15.8	16.3	15.8

Revenues

Revenues for the Insurance Services segment were relatively flat at $609.6 million for the second quarter of 2010, compared to $602.8 million for the second quarter of 2009, and decreased 2.3% to $1.20 billion for the first six months of 2010 compared to the first six months of 2009. The comparative decline in revenues for the first six months of 2010 was primarily due to lower premiums.

Premiums

The primary factors that affect premium growth for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance product lines due to employment and wage rate growth from existing group policyholders. Premium levels can also be influenced by ERRs. However, ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts. ERRs represent a cost sharing arrangement with certain group contract holders that provides refunds to the contract holders when claims experience is better than contractual benchmarks, and provides for additional premiums to be paid to us when claims experience is below the contractual benchmarks.

Premiums for the Insurance Services segment increased 1.4% to $523.6 million for the second quarter of 2010 compared to the same period in 2009, and decreased 2.7% to $1.03 billion for the first six months of 2010 compared to the same period in 2009. Group insurance premiums increased 1.3% to $483.2 million for the second quarter of 2010 compared to the same period in 2009, and decreased 1.4% to $949.1 million for the first six months of 2010 compared to the same period in 2009.

The comparative increase in group insurance premiums for the second quarter of 2010 included a significant favorable variance in ERRs. Excluding the effect of ERRs, group insurance premiums decreased 1.2% for the second quarter of 2010 compared to the second quarter of 2009, primarily due to a lack of organic growth reflecting negative employment growth and lower wage growth. Premiums were enhanced by ERRs of $4.6 million for the second quarter of 2010, compared to a premium offset of $7.2 million for the same period in 2009. Also contributing to increased premium levels in the second quarter of 2010 were higher sales from the first quarter of 2010.

The comparative decrease for the first six months of 2010 was primarily due to several large case terminations in the second half of 2009 and a lack of organic growth reflecting negative employment growth and lower wage growth. The decrease in individual disability premiums for the first six months of 2010 was primarily related to a single premium of approximately $18 million received in the first quarter of 2009 related to the termination of reinsurance on certain individual disability reinsured policies and claims. The premiums received in these terminations of reinsurance were offset by approximately $18 million in additional reserves assumed. Partially offsetting the comparative decrease in Insurance Services segment premiums for the first six months of 2010 was a decrease in ERRs of $13.4 million.

Sales.    Sales of our group insurance products reported as annualized new premiums were $42.6 million and $35.0 million for the second quarters of 2010 and 2009, respectively, and $197.8 million and $135.1 million for the first six months of 2010 and 2009, respectively. The increase in sales for the first six months of 2010 compared to the first six months of 2009 reflected strong customer interest for our product and service enhancements.

Persistency.    Persistency is reported annually. Premium growth for the second quarter and first six months of 2010 was affected by large case terminations in the second half of 2009.

Organic Growth.    A portion of our premium growth in our group insurance in force business is affected by employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees. Unfavorable economic conditions have resulted in high unemployment levels, and have negatively affected both wage and job growth since the second half of 2008, adversely affecting the organic growth in our group insurance businesses. Premiums for the second quarter and first six months of 2010 continued to reflect these negative effects on organic growth as a result of negative employment growth and lower wage growth in our existing customer base.

Net Investment Income

Net investment income for the Insurance Services segment decreased slightly to $83.7 million for the second quarter of 2010, compared to $84.6 million for the second quarter of 2009. Net investment income was relatively flat at $167.7 million for the first six months of 2010, compared to $167.5 million for the first six months of 2009. Net investment income is primarily affected by changes in levels of invested assets and interest rates. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Three primary factors drive benefits to policyholders:

•	Reserves that are established in part based on premium levels.

•	Claims experience.

•	Assumptions used to establish related reserves.

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

Benefits to policyholders, including interest credited, for the Insurance Services segment increased 10.5% to $413.0 million for the second quarter of 2010 compared to the same period in 2009, and increased 1.1% to $792.2 million for the first six months of 2010 compared to the same period in 2009. The increases were primarily due to less favorable claims experience in our group long term disability business for the second quarter of 2010, reflecting elevated long term disability incidence rates in the education sector and pockets of the manufacturing sector. The comparative increase for the first six months of 2010 was offset by an increase in reserves of approximately $18 million for the first quarter of 2009 related to the termination of individual disability reinsurance on certain reinsured policies and claims.

Growth of our in force block is one of the primary factors that drive benefits to policyholders. The benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth. The benefit ratio for our group insurance product lines for the second quarter of 2010 was 79.9%, compared to 74.2% for the second quarter of 2009 and was 78.0% for the first six months of 2010, compared to 75.0% for the same period in 2009. The increase in the group benefit ratio was primarily due to the elevated long term disability incidence rates in the education sector and pockets of the manufacturing sector in the second quarter of 2010. The benefit ratio for the first six months of 2010 was within our estimated annual range for 2010 of 73.6% to 78.3%. Claims experience and the corresponding benefit ratio can fluctuate widely from quarter to quarter, but will be more stable when measured on an annual basis.

The benefit ratio for our individual disability business was 66.1% for the second quarter of 2010, compared to 50.0% for the second quarter of 2009 and was 63.7% for the first six months of 2010, compared to 63.3% for the same period in 2009. There was a termination of a small block of reinsurance agreements in the first quarter of 2009, which included approximately $18 million of a single premium and approximately $18 million of additional reserves. Excluding the effects of this termination of reinsurance, the benefit ratio would have been 54.8% for the first six months of 2009.

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

The discount rate used for the second quarter of 2010 for newly incurred long term disability claim reserves and life waiver reserves was unchanged from the first quarter of 2010 at 5.00%. The discount rate for the second quarter of 2009 was 5.25%. The discount rate is based on the rate we received on newly invested assets during the previous 12 months, less a margin. We also consider expected investment yields and our overall average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. Based on our current size, every 25 basis point decrease in the discount rate would result in an increase of approximately $2 million per quarter of benefits to policyholders. We do not adjust group insurance premium rates based on short term fluctuations in investment yields, and any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at June 30, 2010 was 44 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

Operating expenses for the Insurance Services segment increased slightly to $82.6 million for the second quarter of 2010, compared to $81.8 million for the second quarter of 2009 and increased slightly to $167.8 million for the first six months of 2010, compared to $167.5 million for the same period in 2009. The increases were primarily due to fees associated with several new customer service programs implemented in 2010. This was mostly offset by a decrease in lease obligations and compensation related expenses resulting from our 2009 operating expense reduction initiatives.

Asset Management Segment

Income before income taxes for the Asset Management segment was $13.2 million for the second quarter of 2010, compared to $7.7 million for the second quarter of 2009. Income before income taxes for the Asset Management segment was $25.4 million for the first six months of 2010, compared to $12.2 million for the first six months of 2009. The increases were primarily due to an increase in administrative fee revenues from our retirement plans business and reduced operating expenses resulting from the implementation of our 2009 operating expense reduction initiatives.

The following tables set forth key indicators that management uses to manage and assess the performance of the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Premiums:
Retirement plans	$0.1	$0.1	$0.1	$0.3
Individual annuities	9.2	9.4	10.3	11.3

Total premiums	$9.3	$9.5	$10.4	$11.6

Administrative fees:
Retirement plans	$23.4	$22.0	$46.2	$41.6
Other financial services business	7.2	6.6	14.3	12.5

Total administrative fees	$30.6	$28.6	$60.5	$54.1

Net investment income:
Retirement plans	$21.5	$21.5	$43.1	$42.3
Individual annuities	30.4	31.8	66.2	62.2
Other financial services business	2.1	4.8	6.0	8.1

Total net investment income	$54.0	$58.1	$115.3	$112.6

Sales (Individual annuity deposits)	$118.2	$120.2	$173.9	$224.7
Interest credited (% of net investment income):
Retirement plans	57.2%	57.7%	57.1%	57.7%
Individual annuities	63.5	71.1	68.7	68.6
Retirement plans:
Annualized operating expenses (% of average assets under administration)	0.62%	0.69%	0.61%	0.68%

	At June 30,
	2010	2009
	(In millions)
Assets under administration:
Retirement plans general account	$1,557.2	$1,551.9
Retirement plans separate account	3,976.1	3,415.2

Total retirement plans insurance products	5,533.3	4,967.1
Retirement plans trust products	8,304.7	10,063.2
Individual annuities	2,524.8	2,237.6
Commercial mortgage loans under administration for other investors	2,608.9	2,539.0
Other	1,021.5	631.5

Total assets under administration	$19,993.2	$20,438.4

Revenues

Revenues from the Asset Management segment include retirement plan and trust administration fees, fees on equity investments held in separate account assets and other assets under administration and investment income on general account assets under administration. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders. Revenues for the Asset Management segment decreased 2.4% to $93.9 million for the second quarter of 2010 compared to the same period in 2009, and increased 4.4% to $186.2 million for the first six months of 2010 compared to the same period in 2009.

The comparative decrease in revenues for the second quarter of 2010 was primarily due to decreased net investment income resulting from prevailing market conditions later in the second quarter of 2010. The decrease was partially offset by an increase in administrative fee revenues due to higher average assets under administration. The comparative increase in revenues for the first six months of 2010 was primarily due to an increase in administrative fee revenues resulting from higher average assets under administration and an increase in net investment income resulting from the recovery of equity markets from their lower weighted-average levels for the first six months of 2009.

Premiums

Premiums for the Asset Management segment are generated from the sale of life-contingent annuities, which are primarily a single-premium product. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Premiums for the segment can vary significantly from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Increases or decreases in premiums for life-contingent annuities generally correlate with corresponding increases or decreases in benefits to policyholders. Premiums for the Asset Management segment were $9.3 million for the second quarter of 2010, compared to $9.5 million for the second quarter of 2009, and $10.4 million for the first six months of 2010, compared to $11.6 million for the same period in 2009.

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

The following table sets forth key indicators to assess administrative fee revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Administrative fee revenues	$30.6	$28.6	$60.5	$54.1
Average retirement plan assets under administration	14,679.5	14,398.3	14,809.2	14,748.8
Average other assets under administration	1,051.3	618.6	1,057.7	638.1
Total average assets under administration	20,815.5	19,735.4	20,923.6	20,066.6

Total average assets under administration for this segment include retirement plans, individual fixed annuities, investment advisory assets and commercial mortgage loans managed for third party investors. The increases in administrative fee revenues for the second quarter of 2010 compared to the second quarter of 2009, and for the first six months of 2010 compared to the first six months of 2009 were primarily due to higher average asset balances in the retirement plan business and in investment advisory assets. The higher average asset balances were partially offset by the termination of a few large plans in the first six months of 2010.

StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”) originated $200.7 million and $283.2 million of commercial mortgage loans for the second quarters of 2010 and 2009, respectively, and $341.3 million and $463.5 million for the first six months of 2010 and 2009, respectively. The decreases in originations for the comparative periods were primarily due to a reduction in demand from high quality borrowers in the current credit environment and lower purchase and sale activity in the commercial real estate market. Commercial mortgage loans managed for other investors increased 2.8% at June 30, 2010 compared to June 30, 2009.

Net Investment Income

The following average assets under administration are the key indicators that drive net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Average assets under administration:
Retirement plan general account	$1,552.5	$1,538.9	$1,548.7	$1,515.9
Individual annuities	2,477.6	2,185.2	2,457.9	2,147.1

Net investment income for the Asset Management segment decreased 7.1% to $54.0 million for the second quarter of 2010 compared to the second quarter of 2009, and increased 2.4% to $115.3 million for the first six months of 2010 compared to the first six months of 2009. The comparative decrease for the second quarter of 2010 was primarily due to losses on derivatives used to hedge market performance for our S&P 500 index annuities and the decline in the portfolio yield for fixed maturity securities available-for-sale. The comparative increase for the first six months of 2010 was primarily due to an increase in average retirement plan general account assets under administration and average individual annuity assets under administration. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

The change in fair value of derivative instruments resulted in a decrease in net investment income of $4.4 million for the second quarter of 2010, compared to an increase in net investment income of $1.5 million for the second quarter of 2009. The change in fair value of our S&P 500 index annuities resulted in a decrease in net investment income of $2.7 million for the first six months of 2010, compared to an increase in net investment income $0.1 million for the first six months of 2009. Excluding the effect of changes in the derivative instruments, net investment income increased 3.2% or $1.8 million for the second quarter of 2010 compared to the same period in 2009, and increased 4.9% or $5.5 million for the first six months of 2010 compared to the same period in 2009. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments” for further derivatives disclosure.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment primarily represent current and future benefits on life-contingent annuities. Changes in the level of benefits to policyholders will generally correlate to changes in premium levels because these annuities primarily are single-premium life-contingent annuity products with a significant portion of all premium payments established as reserves. Benefits to policyholders for the Asset Management segment were $12.7 million for the second quarter of 2010, compared to $12.1 million for the second quarter of 2009, and $17.0 million for the first six months of 2010, compared to $16.9 million for the first six months of 2009.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets and individual fixed-rate annuity deposits. Interest credited for the Asset Management segment decreased 9.7% to $31.6 million for the second quarter of 2010 compared to the second quarter of 2009, and increased 4.5% to $70.1 million for the first six months of 2010 compared to the first six months of 2009. The comparative increase in interest credited for the first six months of 2010 was primarily due to growth in individual fixed-rate annuity assets under administration at June 30, 2010 to $2.52 billion, or a 12.8% increase over the balance at June 30, 2009. This increase was partially offset by a reduction of interest credited of $4.8 million for the second quarter of 2010 and $2.4 million for the first six months of 2010 from the change in fair value of the index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”), compared to a reduction of interest credited of $0.1 million and $2.1 million for the second quarter and first six months of 2009, respectively. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments” for further derivatives disclosure.

Operating Expenses

Operating expenses for the Asset Management segment decreased 6.2% to $30.1 million for the second quarter of 2010 compared to the second quarter of 2009, and decreased 7.1% to $60.4 million for the first six months of 2010 compared to the same period in 2009. The decreases in operating expenses were due to a decrease in lease obligations and compensation related expenses resulting from our 2009 operating expense reduction initiatives.

Other

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including costs incurred during our 2009 operating expense reduction initiatives, net capital gains and losses related to the impairment or the disposition of our invested assets and adjustments made in consolidation. The Other category reported a loss before income taxes of $20.8 million for the second quarter of 2010, compared to a loss before income taxes of $23.5 million for the second quarter of 2009, and a loss before income taxes of $35.8 million for the first six months of 2010, compared to a loss before income taxes of $64.9 million for the first six months of 2009.

The decrease in the loss before income taxes for the second quarter of 2010 compared to the second quarter of 2009 was primarily due to lower operating expenses resulting from the completion of our operating expense reduction initiatives in 2009. This initiative added $6.0 million of operating expenses for the second quarter of 2009. We did not incur similar costs related to operating expense reduction initiatives for 2010.

Net capital losses were $12.9 million for the second quarter of 2010, compared to $4.5 million for the second quarter of 2009. Net capital losses for the second quarter of 2010 were primarily due to an $18.6 million additional provision in our commercial mortgage loan loss allowance. The $18.6 million additional provision included $10.5 million of capital losses related to the foreclosure and restructuring of commercial mortgage loans with a single borrower. The net capital losses in our commercial mortgage loan portfolio were partially offset by $4.9 million of net capital gains from the sale of certain fixed maturity securities. Net capital losses for the second quarter of 2009 were primarily due to a $7.8 million additional provision in our commercial mortgage loan loss allowance. These net capital losses were partially offset by a $3.2 million net capital gain related to the sale of certain fixed maturity securities.

The decrease in the loss before income taxes for the first six months of 2010 compared to the first six months of 2009 was primarily due to a decline in net capital losses and lower operating expenses due to the completion of our operating expense reduction initiatives in 2009. This initiative added $14.4 million of operating expenses for the first six months of 2009. We did not incur similar costs related to operating expense reduction initiatives for 2010.

Net capital losses were $19.9 million for the first six months of 2010, compared to net capital losses of $31.2 million for the first six months of 2009. Net capital losses for the first six months of 2010 were primarily due to a $29.7 million additional provision in our commercial mortgage loan loss allowance. The $29.7 million additional provision included $17.8 million of capital losses related to the foreclosure and restructuring of commercial mortgage loans with a single borrower. The overall increase in the commercial mortgage loan loss provision was primarily due to an increase in restructured commercial mortgage loans and requests for forbearance. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.” The commercial mortgage loan losses were partially offset by $8.9 million of net capital gains from sales of certain fixed maturity securities. Approximately $18 million of the capital losses for the first six months of 2009 were due to fixed maturity security sales related to holdings in financial institutions, including holdings of certain insurance companies, which were downgraded by rating agencies during the first quarter of 2009, and $3.4 million was the result of fixed maturity securities OTTI.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at June 30, 2010.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities available-for-sale and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds as a percentage of our fixed maturity security investments were 2.7% at June 30, 2010. Since 2001, it has been our practice to originate commercial mortgage loans containing a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 98% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $133.1 million for the first six months of 2010, compared to $190.7 million for the first six months of 2009.

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

Net cash used in investing activities was $175.4 million and $610.7 million for the first six months of 2010 and 2009, respectively. The decrease in net cash used in investing activities from the first six months of 2010 compared to the first six months of 2009 was primarily due to lower net purchases of fixed maturity securities and lower net originations of commercial mortgage loans.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and approximately 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At June 30, 2010, our portfolio consisted of 58.5% fixed maturity securities, 39.6% commercial mortgage loans and 1.9% real estate.

Fixed Maturity Securities Available-for-Sale

Our fixed maturity securities available-for-sale totaled $6.37 billion at June 30, 2010. We believe that we maintain prudent diversification across industries, issuers and maturities. We have avoided the types of structured products that do not meet an adequate level of transparency for good decision making. Our corporate bond industry diversification targets are based on the Bank of America Merrill Lynch U.S. Corporate Master Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. The weighted-average credit quality of our fixed maturity securities portfolio was A (Standard & Poor’s) at June 30, 2010. The percentage of fixed maturity securities below investment grade was 5.3% and 5.4% at June 30, 2010 and December 31, 2009, respectively, and are primarily managed by a third party. Our below investment grade fixed maturity securities managed by a third party were $270.9 million and $257.8 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, fixed maturity securities on our watch list totaled $8.7 million in fair value and $10.5 million in amortized cost after OTTI. We recorded OTTI of $0.1 million during the first six months of 2010. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at June 30, 2010.

At June 30, 2010, our fixed maturity securities portfolio had gross unrealized capital gains of $450.9 million and gross unrealized capital losses of $13.4 million. Our fixed maturity securities portfolio generates unrealized gains or losses primarily resulting from interest rates that are lower or higher relative to our book yield at the reporting date. In addition, changes in the spread between the risk free rate and market rates for any given issuer can fluctuate based on the demand for the instrument, the near-term prospects of the issuer and the overall economic climate.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

Commercial mortgage loan originations for our portfolios and for external investors were $200.7 million and $283.2 million for the second quarters of 2010 and 2009, respectively, and $341.3 million and $463.5 million for the first six months of 2010 and 2009, respectively. The decreases in originations were primarily due to low purchase and sale activity in the commercial real estate market. The level of commercial mortgage loan originations in any period is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

At June 30, 2010, StanCorp Mortgage Investors serviced $4.31 billion in commercial mortgage loans for subsidiaries of StanCorp and $2.61 billion for other institutional investors, compared to $4.28 billion serviced for subsidiaries of StanCorp and $2.59 billion for other institutional investors at December 31, 2009.

Capitalized commercial mortgage loan servicing rights associated with commercial loans serviced for other institutional investors were $7.3 million and $7.5 million at June 30, 2010 and December 31, 2009, respectively.

The estimated average loan-to-value ratio for the overall portfolio was approximately 65% at June 30, 2010. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at June 30, 2010. We have the contractual ability to pursue full personal recourse on approximately 72% of our loans and partial personal recourse on a majority of the remaining loans. The average capitalization rate for the portfolio at June 30, 2010 was approximately 9%. Capitalization rates are used internally to value our commercial mortgage loan portfolio.

At June 30, 2010, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios ourselves, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our largest concentration of commercial mortgage loan property type was retail properties and primarily consisted of convenience related properties in strip malls, convenience stores and restaurants. At June 30, 2010, our commercial mortgage loan portfolio was collateralized by properties with the following characteristics:

•	47.6% Retail properties.

•	19.3% Office properties.

•	18.3% Industrial properties.

•	7.5% Hotel/motel properties.

•	4.0% Commercial properties.

•	3.3% Apartment and agricultural properties.

At June 30, 2010, our commercial mortgage loan portfolio was diversified regionally within the U.S. as follows:

•	47.3% Western region.

•	27.1% Eastern region.

•	25.6% Central region.

The following table sets forth the geographic concentration of commercial mortgage loans at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in millions)
California	$1,176.3	27.3%	$1,153.0	26.9%
Texas	475.4	11.0	445.1	10.4
Georgia	244.3	5.7	239.4	5.6
Florida	224.3	5.2	299.4	7.0
Other	2,193.4	50.8	2,147.9	50.1

Total commercial mortgage loans	$4,313.7	100.0%	$4,284.8	100.0%

Commercial mortgage loans in California accounted for 27.3% of our commercial mortgage loan portfolio at June 30, 2010. Through this concentration in California, we are exposed to potential losses from an economic downturn in California as well as certain catastrophes, such as earthquakes and fires that may affect certain areas of the western region. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. We diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, when we underwrite new loans, we do not require earthquake insurance for the properties. However, we do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in the western region to have a material adverse effect on our business, financial position, results of operations or cash flows. Currently, our California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. Due to the concentration of commercial mortgage loans in California, a continued economic decline in California could have a material adverse effect on our business, financial position, results of operations or cash flows. See Part II, Item 1A, “Risk Factors.”

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2010, we had outstanding commitments to fund commercial mortgage loans totaling $126.9 million, with fixed interest rates ranging from 5.75% to 7.25%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$17.8	$17.3
Delinquency rate	0.41%	0.40%
In process of foreclosure	$8.0	$6.2
Restructured commercial mortgage loans	$62.1	$28.7

For the second quarter of 2010, 71 commercial mortgage loans with a book value of $96.4 million were foreclosed or accepted as deeds in lieu of foreclosure. For the first six months of 2010, 75 commercial mortgage loans with a book value of $98.4 million were foreclosed or deeds were accepted in lieu of foreclosure. We acquired real estate through acceptance of deeds in lieu of foreclosure of $83.7 million and $84.8 million for the second quarter and first six months of 2010, respectively. Real estate acquired through foreclosure is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as third party valuations are received. Real estate acquired during the second quarter of 2010 was primarily related to our acceptance of deeds in lieu of foreclosure on 62 properties related to a single borrower, for which we have not yet received final third party valuations.

See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth the commercial mortgage loan loss allowance provisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Balance at beginning of the period	$29.3	$8.3	$19.6	$6.8
Provisions	18.6	7.8	29.7	10.2
Charge offs, net	(20.8)	(0.8)	(22.2)	(1.7)

Balance at end of the period	$27.1	$15.3	$27.1	$15.3

The increase in the provisions to the commercial mortgage loan loss allowance for the second quarter and first six months of 2010 compared to the same periods in 2009 was primarily due to an increase in restructured commercial mortgage loans and requests for forbearance during the second quarter of 2010. The increase in charge offs for the second quarter and first six months of 2010 compared to the same periods in 2009 was primarily due to acceptance of deeds in lieu of foreclosure from a single borrower during the second quarter of 2010.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In millions)
Impaired commercial mortgage loans with specific allowance for losses	$53.3	$28.5
Impaired commercial mortgage loans with no specific allowance for losses	7.2	1.9
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(14.9)	(6.5)

Net carrying value of impaired commercial mortgage loans	$45.6	$23.9

Impaired commercial mortgage loans without a specific allowance for losses are those for which we have determined that it remains probable that the Company will collect all amounts due. The average recorded investment in impaired commercial mortgage loans before specific allowance for losses was $101.4 million and $14.6 million for the second quarters of 2010 and 2009, respectively. The average recorded investment in impaired commercial mortgage loans before specific allowance for losses was $77.7 million and $10.5 million for the first six months of 2010 and 2009, respectively. The $24.8 million increase in the impaired commercial mortgage loans with specific allowances as of June 30, 2010 compared to December 31, 2009 was primarily due to an increase in restructured commercial mortgage loans and requests for forbearance.

Interest income is recorded in net investment income. The Company continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. The amount of interest income on impaired commercial mortgage loans and the cash received by the Company in payment of interest on impaired commercial mortgage loans for the second quarter of 2010 was $0.1 million. There was no interest income recognized or cash received by the Company for impaired commercial mortgage loans for the second quarter of 2009.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $96.8 million and $265.4 million for the first six months of 2010 and 2009, respectively. The decrease in funds provided by financing cash flows for the comparative periods was primarily due to an increase in cash used to repurchase shares of common stock and a reduction in the level of new individual annuity deposits, resulting in a smaller increase of policyholder deposits net of withdrawals.

We repurchased 1.1 million shares of common stock at a total cost of $44.3 million for the first six months of 2010. At June 30, 2010, there were 3.3 million shares remaining under our repurchase authorizations. We did not repurchase shares of common stock during the first six months of 2009.

We maintain a $200 million senior unsecured revolving credit facility (“Facility”). The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. Borrowings under the Facility will continue to be used to provide for working capital, for issuance of letters of credit and for our general corporate purposes.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and our consolidated net worth. Under the two financial covenants, we are required to maintain a debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities available-for-sale that are held in accumulated other comprehensive income (loss). At June 30, 2010, we had a debt to total capitalization ratio of 25.0% and consolidated net worth of $1.67 billion as defined by the financial covenants. We believe we will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At June 30, 2010, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

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

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our insurance subsidiaries’ target is generally to maintain capital at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated capital at 335% of the Company Action Level RBC at June 30, 2010. At June 30, 2010, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.30 billion.

The levels of capital in excess of targeted RBC we generate vary inversely in relation to the level of our premium growth. As premium growth increases, capital is utilized to fund additional reserve requirements, meet increased regulatory capital requirements based on premium and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target levels. Higher levels of premium growth can result in increased utilization of capital beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital produced by the business exceeds the capital utilized to meet these requirements, which can result in additional capital above our targeted RBC level. At our expected growth rate, in 2010 we anticipate generating between $150 million and $200 million of capital in excess of our 300% RBC target. In addition to the capital carried on the insurance subsidiaries, we hold cash and capital at the holding company and non-insurance subsidiaries.

Dividends from Standard

Our ability to pay dividends to our shareholders, repurchase our shares and meet our obligations substantially depends upon the receipt of distributions from our subsidiary Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s board of directors. One factor considered by the board is the ability to maintain adequate capital according to Oregon statute. Under Oregon law, Standard may pay dividends only from the earned surplus arising from its business. If the proposed dividend exceeds certain statutory limitations, Standard must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to decline requests for dividends in excess of these limits. There are no regulatory restrictions on dividends from non-insurance subsidiaries.

In February 2010, the board of directors approved dividends from Standard of up to $200 million during 2010. The approved dividend amount for 2010 is not in excess of the current statutory limitations under the Oregon Insurance Division and we therefore do not have to seek approval from the Oregon Insurance Division for the approved 2010 dividend amount.

Standard paid ordinary cash dividends to StanCorp of $89.0 million and $50.0 million in the second quarters of 2010 and 2009, respectively. Standard paid ordinary cash dividends to StanCorp of $149.0 million and $75.0 million in the first six months of 2010 and 2009, respectively.

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

During the first six months of 2010, we repurchased 1.1 million shares of common stock at a total cost of $44.3 million for a volume weighted-average price of $42.09 per common share. At June 30, 2010, there were 3.3 million shares remaining under our repurchase authorizations. We did not repurchase any shares of common stock during the first six months of 2009.

During the first six months of 2010, we acquired 8,613 shares of common stock from executive officers and directors to cover tax liabilities of these officers and directors upon the release of performance-based and retention-based shares. The total cost of the acquired shares was $0.4 million for a volume weighted-average price of $43.01 per common share. Repurchases are made at market prices on the transaction date.

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

Standard’s financial strength ratings as of July 2010 were:

S&P	Moody’s	A.M. Best
AA- (Very Strong)	A1 (Good)	A (Excellent)(1)
4th of 20 ratings	5th of 21 ratings	3rd of 13 ratings

(1)	Also includes The Standard Life Insurance Company of New York

Credit ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp. As of July 2010, our issuer credit ratings from S&P, Moody’s and A.M. Best had stable outlooks.

Our debt ratings and issuer credit ratings as of July 2010 were:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 12—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitment fees, “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2008, through June 30, 2010, aggregated $0.9 million. At June 30, 2010, we maintained a reserve of $0.8 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

Statutory results exclude federal income taxes and net capital gains and losses. GAAP results have also been presented below excluding net capital losses, which were $12.9 million and $4.5 million for the second quarters of 2010 and 2009, respectively, and were $19.9 million and $31.2 million for the first six months of 2010 and 2009, respectively. The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Statutory Results	$70.2	$105.3	$151.4	$187.5
Adjusted GAAP Results	74.0	89.6	156.8	165.4

Difference	$(3.8)	$15.7	$(5.4)	$22.1

The decrease in Statutory Results for the second quarter of 2010 compared to the second quarter of 2009 was due to the increase in reserves for the group disability business. As statutory reserve methodologies tend to result in higher reserve amounts when compared to GAAP methodologies, this increase in group disability reserves resulted in the narrowing of the spread between Statutory Results and Adjusted GAAP Results for the second quarter of 2010.

The decrease in Statutory Results for the first six months of 2010 compared to the first six months of 2009 was due to the increase in reserves for the group disability business. The narrowing of the spread between Statutory Results and Adjusted GAAP Results for the first six months of 2010 was due to the deferral of capital gains subject to the interest maintenance reserve on a statutory basis and the increase in reserves for the group disability business.

Statutory capital adjusted to exclude asset valuation reserves for our insurance regulated subsidiaries totaled $1.30 billion and $1.33 billion at June 30, 2010 and December 31, 2009. The asset valuation reserve was $93.0 million and $89.7 million at June 30, 2010 and December 31, 2009, respectively.

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

If it is determined an OTTI exists, we separate the OTTI of debt securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income. The cost basis of the fixed maturity security is adjusted to reflect the credit related impairment. Once an impairment charge has been recorded, we continue to review the OTTI securities for further potential impairment.

At June 30, 2010, issues on our fixed maturity securities watch list totaled $8.7 million in fair value and $10.5 million in amortized cost after OTTI had been taken. We recorded OTTI related to credit loss due to impairments of $0.1 million for both the second quarter and first six months of 2010, compared to credit loss due to impairments of $0.1 million and $3.4 million for the second quarter and first six months of 2009, respectively. We recorded no OTTI related to noncredit loss for the first six months of 2010 and 2009. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Investment Securities.” We will continue to evaluate our holdings. However, we currently expect the fair values of our investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of our fixed maturity securities significantly decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

In conjunction with determining the extent of credit losses associated with debt securities, we utilize certain information in order to determine the present value of expected cash flows discounted using pre-impairment yields. Some of these input factors include, but are not limited to, original scheduled contractual cash flows, current market spread information, risk-free rates, fundamentals of the industry and sector in which the issuer operates and general market information.

We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at June 30, 2010. Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7—Fair Value of Financial Instruments,” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

Commercial Mortgage Loans

Commercial mortgage loans are stated at amortized cost less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. A specific loan loss allowance is set up when a loan is considered to be impaired. An impaired loan is a loan that is not performing to the contractual terms of the loan agreement. In addition, for impaired commercial mortgage loans, we evaluate the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur, the loan-to-value ratio and other quantitative information we have concerning the loan. Portions of loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

All Other Investments

Investments, excluding fixed maturity securities available-for-sale and commercial mortgage loans, include real estate held for investment, real estate acquired in satisfaction of debt, derivative financial instruments and policy loans. Capital gains and losses for these investments are recognized using the specific identification method. For real estate held for investment, we record impairments when it is determined that the decline in fair value of an investment below its amortized cost is other than temporary. The impairment loss is charged to net capital gains or losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

For these types of investments expected to be sold, an impairment charge is recorded if we do not expect the realizable fair value of the investment to recover to its amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the investment for further potential impairment on an on-going basis. If the fair value of the investment later recovers, we are not permitted to write the asset back up to its historical cost (i.e. the write down is permanent).

Real estate increased $91.8 million at June 30, 2010 compared to December 31, 2009. This increase was primarily due to real estate acquired through the acceptance of deeds in lieu of foreclosure on commercial mortgage loans related to a single borrower and an additional investment in low income housing during the second quarter of 2010. Real estate held for investment is stated at cost less accumulated depreciation. Generally, we depreciate this real estate using the straight-line depreciation method and property lives varying from 30 to 40 years. Real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as third party valuations are received. In the second quarter of 2010, there have been no significant adjustments made to these balances. Real estate acquired in satisfaction of debt totaled $112.2 million and $29.9 million at June 30, 2010 and December 31, 2009, respectively. We recorded impairment charges related to a decline in fair value on our real estate acquired in satisfaction of debt of $0.2 million and $0.5 million for the second quarter and first six months of 2010, respectively. There were no impairment charges recorded for the first six months of 2009.

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

We defer certain acquisition costs that vary with and are primarily related to the origination of new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits, as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. DAC totaled $263.0 million and $252.6 million at June 30, 2010, and December 31, 2009, respectively. Changes in actual persistency are reflected in the calculated DAC balance. Costs that do not vary with the production of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

DAC for group and individual disability insurance products and group life insurance products is amortized in proportion to future premiums. We amortize DAC for group disability and life insurance products over the initial premium rate guarantee period, which averages 2.5 years. DAC for individual disability insurance products is amortized in proportion to future premiums over the life of the contract, averaging 20 to 25 years with approximately 50% and 75% expected to be amortized by years 10 and 15, respectively.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business reinsured, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits up to 20 years. VOBA totaled $29.5 million and $30.4 million at June 30, 2010, and December 31, 2009, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$62.0	23.6%	$64.0	25.3%
VOBA	7.6	25.8	7.6	25.0

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, we revise these assumptions annually to reflect our current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. Due to unlocking, DAC and VOBA balances increased $0.3 million for both the second quarter and first six months of 2010 and decreased $0.6 million for the same periods in 2009. Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists and a marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 9.4 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. Other intangible assets totaled $53.2 million and $55.8 million at June 30, 2010, and December 31, 2009, respectively.

Goodwill

Goodwill is related to our Asset Management segment and totaled $36.0 million at both June 30, 2010 and December 31, 2009. Goodwill is not amortized and is tested at least annually for impairment. On an annual basis, we perform a step-one test and compare the carrying value of the tested assets with the fair value of the assets.

Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The estimates we use in the income approach are consistent with the plans and estimates that we use to manage our operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how we internally evaluate and manage our business, we weight the income approach more heavily than the market approach in determining the fair value of the assets. We perform testing to ensure that both models are providing reasonably consistent results and perform sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. If indicators of impairment appear throughout the year, or in the event of material changes in circumstances, the test will be more frequent. We evaluated whether indicators of impairment existed as of June 30, 2010. Based on the review of financial and other results, we do not believe any indicators of impairment exist and as a result have not updated our annual test in the current period.

Reserves

Reserves include policy reserves for claims not yet incurred, policy reserve liabilities for our individual and group immediate annuity business and claim reserve liabilities for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves totaled $5.42 billion and $5.17 billion at June 30, 2010 and December 31, 2009, respectively.

Reserves represent amounts to pay future benefits and claims. Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. At June 30, 2010, these reserves represented approximately 88% of total reserves held, or $4.79 billion. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves, which are primarily incurred but not reported (“IBNR”) claim reserves associated with our disability products, represented approximately 12% of total reserves held at June 30, 2010, or $626.5 million. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines. These reserves represented less than 1% of total reserves held at June 30, 2010, or $8.0 million.

Policy Reserves

Policy reserves totaled $1.00 billion and $993.2 million at June 30, 2010, and December 31, 2009, respectively. Policy reserves include reserves established for individual life, individual disability, and group and individual annuity businesses.

Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. These reserves, related specifically to our individual disability block of business, totaled $196.6 million and $190.9 million at June 30, 2010, and December 31, 2009, respectively.

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

Policy reserves for our individual and group immediate annuity blocks of business totaled $207.3 million and $201.5 million at June 30, 2010, and December 31, 2009, respectively. These reserves are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts, and, therefore, there is no projected future premium.

Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.

•	Discount rates used to value expected future annuity payments.

Policy reserves for our individual life block of business totaled $597.5 million and $600.8 million at June 30, 2010, and December 31, 2009, respectively. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life Insurance Company under a reinsurance agreement.

Policy reserves are calculated using our best estimates of assumptions and considerations at the time the policy was issued, adjusted to allow for the effect of adverse deviations in actual experience. These assumptions are not subsequently modified unless policy reserves become inadequate, at which time, we may need to change assumptions to increase reserves.

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equals our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for IBNR claims are determined using our experience and consider actual historical incidence rates, claim-reporting patterns and the average cost of claims. The IBNR claim reserves are calculated using a company derived formula based primarily upon premiums, which is validated through a close examination of reserve run-out experience.

The claim reserves are related to group life and group and individual disability products offered by our Insurance Services segment. The following table sets forth total claim reserves segregated between reserves associated with life versus disability and other products:

	June 30, 2010	December 31, 2009
	(In millions)
Group life	$734.1	$725.2
Group disability	3,010.3	2,984.6
Individual disability	677.7	665.7

Total claim reserves	$4,422.1	$4,375.5

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

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate used for the second quarter of 2010 for newly incurred long term disability claim reserves and life waiver reserves was unchanged from the first quarter of 2010 at 5.00%. The discount rate used for the second quarter of 2009 was 5.25%. The discount rate is based on the rate we received on newly invested assets during the previous 12 months, less a margin. We also consider expected investment yields and our overall average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. Based on our current size, every 25 basis point decrease in the discount rate would result in an increase of approximately $2 million per quarter of benefits to policyholders. We do not adjust group insurance premium rates based on short term fluctuations in investment yields, and any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In the first six months of 2010, while we have experienced some variation in our claim termination experience, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

Claim incidence rates, which affect our policy reserves and IBNR claim reserves, can also vary widely from quarter to quarter. Overall, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim incidence rates used in the calculation of policy reserves or IBNR claim reserves.

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our group insurance lines of business of approximately +/-0.25% or $8.0 million. However, given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination rates over time could produce a change in reserves for our group insurance lines outside of this range.

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

In accordance with the accounting principles related to our pension and other postretirement plans, we are required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The major assumptions that affect net periodic benefit cost and the funded status of the plans include the weighted-average discount rate, the expected return on plan assets and the rate of compensation increase.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth or decline of sales, premiums and annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.

•	Availability of capital required to support business growth and the effective utilization of capital, including the ability to achieve financing through debt or equity.

•	Changes in our liquidity needs and the liquidity of assets in our investment portfolios.

•	Integration and performance of business acquired through reinsurance or acquisition.

•	Changes in financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level including changes in income taxes or changes in U.S. GAAP accounting principles, practices or policies.

•	Findings in litigation or other legal proceedings.

•	Intent and ability to hold investments consistent with our investment strategy.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.

•	Adequacy of asset-liability management.

•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Achievement of anticipated levels of operating expenses.

•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.

•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower, property type and geographic region.

•	Credit quality of the holdings in our investment portfolios.

•	The condition of the economy and expectations for interest rate changes.

•	The effect of changing levels of commercial mortgage loan prepayment fees and participation levels on cash flows.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Adequacy of commercial mortgage loan loss allowances.

•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp Financial Group, Inc. since those reported in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2010, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

See Part 1, Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 12—Commitments and Contingencies.”

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

•

The concentration of our investments in the western region of the U.S. may subject us to losses resulting from certain natural catastrophes in this area—Due to our commercial mortgage loan concentration in the western region of the U.S., particularly in California, we are exposed to potential losses resulting from certain natural catastrophes, such as earthquakes and fires, which may affect the region. Although we diversify our commercial mortgage loan portfolio within the western region by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the short-term. Our 10-year Senior Notes of $250 million will mature in September 2012 and our junior subordinated debentures of $300 million will mature in 2067 with a call option in 2017. We maintain a $200 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes, which will expire on June 15, 2013 and had no outstanding balance on June 30, 2010. The Facility is composed of a syndication of six banks. Commitments from the banks toward the available line of credit range from $10.0 million to $52.5 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

•

Our business continues to be affected by employment and wage levels—Factors in the growth of our group insurance and retirement plans businesses are the employment levels, benefit offerings and salary and wage growth of our employer groups. Current economic conditions have caused our employer groups to experience lower levels of insured employees, to limit benefit offerings, or to reduce or slow the growth of wage levels. If economic conditions continue to decline, it could have a material adverse effect on premium levels for our group businesses and revenues for our retirement plans business.

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

•

Our ability to conduct business may be compromised if we are unable to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated events—We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions. System failures or outages or failure or unwillingness of a supplier to perform could compromise our ability to perform these functions in a timely manner and could hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a blackout, a computer virus, a terrorist attack or war, these systems may be inaccessible to our employees, customers or business partners for an extended period of time. These systems could also be subject to physical and electronic break-ins and subject to similar disruptions from unauthorized tampering. This may impede or interrupt our business operations and could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

The U.S. recession and disruption in global financial markets is adversely affecting us—The U.S. recession and disruption in the global financial market present risks and uncertainties. In the current economic downturn, we are currently facing the following risks:

•

Declines in revenues or profitability as a result of lower levels of insured employees by our customers due to reductions in workforce or wage loss, as we have recently experienced in industry segments in which we have higher concentrations such as the public sector and education.

•	Increases in pricing pressure and competition resulting in a loss of customers or new business as customers seek to reduce benefit costs and competitors seek to protect market share.

•	Increases in commercial mortgage loan foreclosures.

•	Increases in holdings of real estate owned properties due to a decline in demand for these properties.

•

If the U.S. recession and disruption in global financial markets does not begin to recover it could adversely affect us—In addition to the risks we noted above that we are currently facing, if the U.S. recession and disruption in global financial markets does not begin to recover, we could be adversely affected in the following ways:

•	Increases in corporate tax rates to finance government spending programs.

•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.

•	Loss of employer groups due to business acquisitions, bankruptcy or failure.

•	Declines in the financial health of reinsurers.

•	Reduction in value of our general account investment portfolio.

•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2010	—	$—	—	3,807,400
May 1-31, 2010	227,078	43.21	223,800	3,583,600
June 1-30, 2010	292,000	43.05	292,000	3,291,600

Total second quarter	519,078	43.12	515,800	3,291,600

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

During the second quarter of 2010, the Company repurchased 0.5 million shares of common stock at a total cost of $22.2 million for a volume weighted-average price of $43.11 per common share. At June 30, 2010, the Company had 3.3 million shares remaining under its repurchase authorizations. During the second quarter of 2010, the Company acquired 3,278 shares of common stock from executive officers and directors to cover tax liabilities of these officers and directors upon the release of performance-based and retention-based shares. The total cost of the acquired shares was $0.2 million for a volume weighted-average price of $44.81 per common share. Repurchases are made at market prices on the transaction date.

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

The 2011 annual meeting has been rescheduled from May 2, 2011 to May 16, 2011. Shareholders who wish to propose director candidates for consideration by the nominating and corporate governance committee or who wish to present proposals for action must give timely notice to the Company’s Corporate Secretary, P12B, StanCorp Financial Group, Inc., P.O. Box 711, Portland, OR 97207, between March 2, 2011 and March 27, 2011. In addition, in order for a shareholder’s proposal to be considered for inclusion in our 2011 Proxy Statement, the Company must receive the proposal by November 23, 2010.

The Articles of Incorporation for the Company were amended to include Article 11, Election of Directors, which requires directors to be elected through a majority vote. Also, if the number of nominees exceeds the number of directors to be elected, the directors will be elected by a plurality vote.

ITEM 6:	EXHIBITS

Exhibit Index
Exhibit 3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2010	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing
3.1	Articles of Incorporation of StanCorp Financial Group, Inc. as amended	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.