Form 10-Q
period 2010-09-30
STANCORP FINANCIAL GROUP INC
filed 2010-11-02
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 22, 2010, there were 45,993,951 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Premiums	$532.8	$520.3	$1,573.2	$1,591.0
Administrative fees	29.1	27.7	86.7	79.0
Net investment income	152.7	150.2	444.5	439.1
Net capital gains (losses):
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.6)	(2.3)	(0.7)	(5.7)
All other net capital gains (losses)	(29.0)	5.7	(48.8)	(22.1)

Total net capital gains (losses)	(29.6)	3.4	(49.5)	(27.8)

Total revenues	685.0	701.6	2,054.9	2,081.3

Benefits and expenses:
Benefits to policyholders	400.9	395.7	1,207.7	1,193.0
Interest credited	44.1	40.5	116.6	110.4
Operating expenses	108.5	110.2	334.8	358.8
Commissions and bonuses	51.5	50.5	154.6	153.9
Premium taxes	8.4	8.5	26.1	25.9
Interest expense	9.7	9.7	29.2	29.4
Net increase in deferred acquisition costs, value of business acquired and other intangibles	(7.7)	(3.7)	(20.6)	(14.5)

Total benefits and expenses	615.4	611.4	1,848.4	1,856.9

Income before income taxes	69.6	90.2	206.5	224.4
Income taxes	23.4	30.3	69.5	75.5

Net income	46.2	59.9	137.0	148.9

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities—available-for-sale:
Net unrealized capital gains on securities—available-for-sale	78.4	143.2	204.3	250.8
Reclassification adjustment for net capital (gains) losses included in net income	(1.9)	(4.6)	(7.5)	9.3
Employee benefit plans:
Prior service cost and net losses arising during the period, net	—	—	(2.5)	(3.9)
Reclassification adjustment for amortization to net periodic pension cost, net	0.9	1.0	2.7	3.7

Total other comprehensive income, net of tax	77.4	139.6	197.0	259.9

Comprehensive income	$123.6	$199.5	$334.0	$408.8

Net income per common share:
Basic	$0.99	$1.22	$2.91	$3.04
Diluted	0.99	1.21	2.90	3.03
Weighted-average common shares outstanding:
Basic	46,443,127	49,163,415	47,023,419	49,058,099
Diluted	46,607,410	49,325,574	47,255,157	49,138,658

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2010	December 31, 2009
A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $5,937.3 and $5,923.6)	$6,509.2	$6,167.3
Short-term investments	0.7	1.1
Commercial mortgage loans, net	4,468.0	4,284.8
Real estate, net	209.5	113.5
Policy loans	3.2	3.1

Total investments	11,190.6	10,569.8
Cash and cash equivalents	141.4	108.3
Premiums and other receivables	118.8	104.4
Accrued investment income	114.0	108.8
Amounts recoverable from reinsurers	939.6	935.0
Deferred acquisition costs, value of business acquired and other intangibles, net	344.9	338.8
Goodwill, net	36.0	36.0
Property and equipment, net	116.3	127.2
Other assets	75.8	66.7
Separate account assets	4,398.7	4,174.5

Total assets	$17,476.1	$16,569.5

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,463.9	$5,368.7
Other policyholder funds	4,547.7	4,337.1
Deferred tax liabilities, net	121.9	30.0
Short-term debt	2.5	2.9
Long-term debt	552.3	553.2
Other liabilities	387.5	367.7
Separate account liabilities	4,398.7	4,174.5

Total liabilities	15,474.5	14,834.1

Commitments and contingencies (See Note 12)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 46,028,626 and 47,744,524 shares issued at September 30, 2010, and December 31, 2009, respectively	152.6	220.4
Accumulated other comprehensive income	268.4	71.4
Retained earnings	1,580.6	1,443.6

Total shareholders’ equity	2,001.6	1,735.4

Total liabilities and shareholders’ equity	$17,476.1	$16,569.5

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2009	48,989,074	$262.9	$(153.9)	$1,271.3	$1,380.3
Net income	—	—	—	208.9	208.9
Cumulative adjustment for the noncredit portion of losses from other-than-temporary impairments, net of tax	—	—	(2.3)	2.3	—
Other comprehensive income, net of tax	—	—	227.6	—	227.6
Common stock:
Repurchased	(1,551,700)	(59.3)	—	—	(59.3)
Issued to directors	10,339	0.5	—	—	0.5
Issued under employee stock plans, net	296,811	16.3	—	—	16.3
Dividends declared on common stock	—	—	—	(38.9)	(38.9)

Balance, December 31, 2009	47,744,524	220.4	71.4	1,443.6	1,735.4

Net income	—	—	—	137.0	137.0
Other comprehensive income, net of tax	—	—	197.0	—	197.0
Common stock:
Repurchased	(1,985,600)	(79.9)	—	—	(79.9)
Issued to directors	14,823	0.4	—	—	0.4
Issued under employee stock plans, net	254,879	11.7	—	—	11.7

Balance, September 30, 2010	46,028,626	$152.6	$268.4	$1,580.6	$2,001.6

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2010	2009
Operating:
Net income	$137.0	$148.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	49.5	27.8
Depreciation and amortization	94.4	92.8
Deferral of acquisition costs, value of business acquired and other intangibles, net	(72.3)	(74.9)
Deferred income taxes	(15.9)	(15.5)
Changes in other assets and liabilities:
Receivables and accrued income	(7.1)	4.5
Future policy benefits and claims	86.9	42.6
Other, net	(9.8)	97.5

Net cash provided by operating activities	262.7	323.7

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	485.3	738.9
Proceeds from sale or repayment of commercial mortgage loans	340.1	355.4
Proceeds from sale of real estate	10.0	8.2
Acquisition of fixed maturity securities—available-for-sale	(501.8)	(1,180.4)
Acquisition or origination of commercial mortgage loans	(683.9)	(616.4)
Acquisition of real estate	(4.0)	(10.3)
Acquisition of other investments	—	(0.1)
Acquisition of businesses, net of cash acquired	(0.7)	—
Acquisition of property and equipment, net	(12.4)	(15.5)

Net cash used in investing activities	(367.4)	(720.2)

Financing:
Policyholder fund deposits	1,187.6	1,344.8
Policyholder fund withdrawals	(977.0)	(1,032.5)
Short-term debt	(0.4)	5.3
Long-term debt	(0.9)	(8.0)
Issuance of common stock	8.4	12.3
Repurchases of common stock	(79.9)	—

Net cash provided by financing activities	137.8	321.9

Increase (decrease) in cash and cash equivalents	33.1	(74.6)
Cash and cash equivalents, beginning of period	108.3	280.5

Cash and cash equivalents, end of period	$141.4	$205.9

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$139.4	$119.9
Income taxes	84.7	81.1
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	94.3	8.3

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

Standard Management, Inc. owns and manages certain real estate properties held for sale.

StanCorp and Standard hold interests in low-income housing partnerships. These interests do not meet the requirements for consolidation under existing accounting standards, and thus our interests in the low-income housing partnerships are accounted for under the equity method of accounting. The total investment in these interests was $44.1 million and $20.1 million at September 30, 2010 and December 31, 2009, respectively.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2010, and for the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. Interim results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. This report should be read in conjunction with the Company’s 2009 annual report on Form 10-K.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (in millions)	$46.2	$59.9	$137.0	$148.9

Basic weighted-average common shares outstanding	46,443,127	49,163,415	47,023,419	49,058,099
Stock options	164,283	162,159	229,346	76,971
Stock awards	—	—	2,392	3,588

Diluted weighted-average common shares outstanding	46,607,410	49,325,574	47,255,157	49,138,658

Net income per common share:
Net income per basic common share	$0.99	$1.22	$2.91	$3.04
Net income per diluted common share	0.99	1.21	2.90	3.03
Antidilutive shares not included in net income per diluted common share calculation	1,745,319	1,719,908	1,155,375	2,097,183

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the board of directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. The maximum number of shares of common stock that may be issued under the 2002 Plan is 4.8 million shares. As of September 30, 2010, 3.3 million shares or options for shares have been issued under the 2002 Plan. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 2.0 million shares authorized for this plan, 0.4 million shares remain available at September 30, 2010.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)

Compensation cost	$1.2	$1.2	$3.9	$8.0
Related income tax benefit	0.5	0.4	1.4	2.8

The higher compensation cost related to share-based compensation arrangements for the first nine months of 2009 compared to the same period of 2010 was primarily due to the retirement of certain executive officers of the Company during the first nine months of 2009, upon which the vesting of some of their options was accelerated in accordance with their option agreements. The accelerated vesting of options resulted in $1.8 million of additional compensation cost recognized for the first nine months of 2009.

The Company has provided three types of share-based compensation pursuant to the 2002 Plan: option grants, stock award grants and director stock grants.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors typically receive annual grants in amounts determined by the nominating and corporate governance committee of the board of directors and executive officers typically receive annual grants in amounts determined by the organization and compensation committee of the board of directors. Each director who is not an employee of the Company receives annual stock options with a fair value equal to $50,000 on the date of the annual shareholders meeting. Officers typically receive annual grants as determined by management. Officers may also receive options when hired or promoted to an officer position. In addition, the chief executive officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the closing market price of StanCorp common stock on the grant date. Directors’ options vest after one year with other options generally vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest if the officer’s employment is terminated by the Company without cause or the officer terminates for good reason within 24 months after a change of control of the Company as defined in the Company’s change of control agreement. Options generally expire 10 years from the grant date.

The Company granted 265,752 and 495,654 options for the first nine months of 2010 and 2009, respectively, at a weighted-average exercise price of $41.86 and $36.97, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first nine months of 2010 and 2009 was $16.07 and $11.36, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At September 30, 2010, the total compensation cost related to unvested option awards that has not yet been recognized in the financial statements was $6.4 million. This compensation cost is expected to be recognized over the next four years.

Stock Award Grants

Stock award grants are a part of the Company’s long-term compensation for certain senior officers. The Company grants annual performance-based stock awards (“Performance Shares”) to designated senior officers two years before the performance period. Performance Shares represent the maximum number of shares issuable to the designated officers. The actual number of shares issued at the end of the performance period is based on satisfaction of employment and certain Company financial performance conditions, with a portion of the shares withheld to cover required tax withholding. Under the 2002 Plan, the Company had 0.8 million shares available for issuance as stock award grants at September 30, 2010.

The Company granted 64,790 and 109,884 Performance Shares for the first nine months of 2010 and 2009, respectively. The compensation cost of these awards as of the grant date was measured using an estimate of the number of Performance Shares that will vest at the end of the performance period, multiplied by the closing market price of StanCorp common stock on the grant date.

The Company issued 10,276 and 3,221 shares of StanCorp common stock for the first nine months of 2010 and 2009, respectively, to redeem Performance Shares that vested following the 2009 and 2008 performance periods, net of shares repurchased to cover required tax withholding.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum target is achieved for each performance goal, $6.7 million in additional compensation cost would be recognized through 2012. A target or expected payout of 70% of the total would result in approximately $4.6 million of additional compensation cost through 2012. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Director Stock Grants

In addition to annual stock option grants, each director who is not an employee of the Company receives annual compensation of StanCorp common stock with a fair value equal to $50,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)

Compensation cost	$0.3	$0.5	$1.0	$2.4
Related income tax benefit	0.1	0.1	0.4	0.8

4.	SEGMENTS

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

The following table sets forth intersegment administrative fee revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)

Intersegment administrative fee revenues	$3.7	$3.5	$11.0	$10.3

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$210.9	$202.3	$625.5	$620.5
Group long term disability	200.6	203.0	599.3	621.7
Group short term disability	50.8	51.4	152.1	157.0
Group other	20.3	19.9	61.1	59.6
Experience rated refunds	(9.9)	(14.0)	(16.2)	(33.7)

Total group insurance	472.7	462.6	1,421.8	1,425.1
Individual disability insurance	41.5	39.3	122.4	135.9

Total Insurance Services premiums	514.2	501.9	1,544.2	1,561.0

Asset Management:
Retirement plans	0.9	0.2	1.0	0.5
Individual annuities	17.7	18.2	28.0	29.5

Total Asset Management premiums	18.6	18.4	29.0	30.0

Total premiums	$532.8	$520.3	$1,573.2	$1,591.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Administrative fees:
Insurance Services:
Group insurance	$2.5	$2.0	$6.7	$5.9
Individual disability insurance	0.1	0.1	0.2	0.2

Total Insurance Services administrative fees	2.6	2.1	6.9	6.1

Asset Management:
Retirement plans	23.3	22.7	69.5	64.3
Other financial services businesses	7.0	6.4	21.3	18.9

Total Asset Management administrative fees	30.3	29.1	90.8	83.2

Other	(3.8)	(3.5)	(11.0)	(10.3)

Total administrative fees	$29.1	$27.7	$86.7	$79.0

Net investment income:
Insurance Services:
Group insurance	$71.6	$72.1	$213.2	$214.9
Individual disability insurance	13.2	12.4	39.3	37.1

Total Insurance Services net investment income	84.8	84.5	252.5	252.0

Asset Management:
Retirement plans	21.7	21.8	64.8	64.1
Individual annuities	40.1	36.8	106.3	99.0
Other financial services businesses	4.1	3.3	10.1	11.4

Total Asset Management net investment income	65.9	61.9	181.2	174.5

Other	2.0	3.8	10.8	12.6

Total net investment income	$152.7	$150.2	$444.5	$439.1

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three Months Ended September 30, 2010:
Revenues:
Premiums	$514.2	$18.6	$—	$532.8
Administrative fees	2.6	30.3	(3.8)	29.1
Net investment income	84.8	65.9	2.0	152.7
Net capital losses	—	—	(29.6)	(29.6)

Total revenues	601.6	114.8	(31.4)	685.0

Benefits and expenses:
Benefits to policyholders	379.6	21.3	—	400.9
Interest credited	1.4	42.7	—	44.1
Operating expenses	81.1	28.8	(1.4)	108.5
Commissions and bonuses	44.0	7.5	—	51.5
Premium taxes	8.5	(0.1)	—	8.4
Interest expense	—	—	9.7	9.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(7.3)	(0.4)	—	(7.7)

Total benefits and expenses	507.3	99.8	8.3	615.4

Income (loss) before income taxes	$94.3	$15.0	$(39.7)	$69.6

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three Months Ended September 30, 2009:
Revenues:
Premiums	$501.9	$18.4	$—	$520.3
Administrative fees	2.1	29.1	(3.5)	27.7
Net investment income	84.5	61.9	3.8	150.2
Net capital gains	—	—	3.4	3.4

Total revenues	588.5	109.4	3.7	701.6

Benefits and expenses:
Benefits to policyholders	374.7	21.0	—	395.7
Interest credited	1.1	39.4	—	40.5
Operating expenses	80.2	30.9	(0.9)	110.2
Commissions and bonuses	43.0	7.5	—	50.5
Premium taxes	8.5	—	—	8.5
Interest expense	—	—	9.7	9.7
Net increase in deferred acquisition costs, value of business acquired and intangibles	(3.3)	(0.4)	—	(3.7)

Total benefits and expenses	504.2	98.4	8.8	611.4

Income (loss) before income taxes	$84.3	$11.0	$(5.1)	$90.2

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine Months Ended September 30, 2010:
Revenues:
Premiums	$1,544.2	$29.0	$—	$1,573.2
Administrative fees	6.9	90.8	(11.0)	86.7
Net investment income	252.5	181.2	10.8	444.5
Net capital losses	—	—	(49.5)	(49.5)

Total revenues	1,803.6	301.0	(49.7)	2,054.9

Benefits and expenses:
Benefits to policyholders	1,169.4	38.3	—	1,207.7
Interest credited	3.8	112.8	—	116.6
Operating expenses	248.9	89.2	(3.3)	334.8
Commissions and bonuses	132.4	22.2	—	154.6
Premium taxes	26.0	0.1	—	26.1
Interest expense	—	0.1	29.1	29.2
Net increase in deferred acquisition costs, value of business acquired and intangibles	(18.5)	(2.1)	—	(20.6)

Total benefits and expenses	1,562.0	260.6	25.8	1,848.4

Income (loss) before income taxes	$241.6	$40.4	$(75.5)	$206.5

Total assets	$7,917.0	$9,366.9	$192.2	$17,476.1

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine Months Ended September 30, 2009:
Revenues:
Premiums	$1,561.0	$30.0	$—	$1,591.0
Administrative fees	6.1	83.2	(10.3)	79.0
Net investment income	252.0	174.5	12.6	439.1
Net capital losses	—	—	(27.8)	(27.8)

Total revenues	1,819.1	287.7	(25.5)	2,081.3

Benefits and expenses:
Benefits to policyholders	1,155.1	37.9	—	1,193.0
Interest credited	3.9	106.5	—	110.4
Operating expenses	247.7	95.9	15.2	358.8
Commissions and bonuses	129.2	24.7	—	153.9
Premium taxes	25.9	—	—	25.9
Interest expense	—	0.1	29.3	29.4
Net increase in deferred acquisition costs, value of business acquired and intangibles	(13.9)	(0.6)	—	(14.5)

Total benefits and expenses	1,547.9	264.5	44.5	1,856.9

Income (loss) before income taxes	$271.2	$23.2	$(70.0)	$224.4

Total assets	$7,617.7	$8,485.8	$255.9	$16,359.4

5.	RETIREMENT BENEFITS

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

Defined Benefit Pension Plans

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

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income for pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Components of net periodic benefit cost:
Service cost	$2.5	$2.2	$7.3	$7.2
Interest cost	4.2	3.6	12.6	11.5
Expected return on plan assets	(5.1)	(4.3)	(15.2)	(13.1)
Amortization of prior service cost	0.2	0.2	0.5	0.5
Amortization of net actuarial loss	1.1	1.4	3.3	5.1

Net periodic benefit cost	2.9	3.1	8.5	11.2

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of net actuarial loss	(1.1)	(1.4)	(3.3)	(5.1)

Total recognized in other comprehensive income	(1.3)	(1.6)	(3.8)	(5.6)

Total recognized in net periodic benefit cost and other comprehensive income	$1.6	$1.5	$4.7	$5.6

Postretirement Benefit Plan

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement.

The following table sets forth the components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Components of net periodic benefit cost (benefit):
Service cost	$0.3	$0.4	$1.0	$0.8
Interest cost	0.6	0.5	1.6	1.5
Expected return on plan assets	(0.2)	(0.3)	(0.6)	(1.0)
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial loss	0.1	—	0.2	—

Net periodic benefit cost	0.7	0.5	2.0	1.1

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service credit	0.1	0.1	0.2	0.2
Amortization of net actuarial loss	(0.1)	—	(0.2)	—

Total recognized in other comprehensive income	—	0.1	—	0.2

Total recognized in net periodic benefit cost and other comprehensive income	$0.7	$0.6	$2.0	$1.3

Deferred Compensation Plans

The Company offers deferred compensation plans for employees, executive officers, directors, agents and group producers. Eligible employees are covered by one of two qualified deferred compensation plans sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Employer contributions to the plans were $2.4 million and $2.2 million for the third quarters of 2010 and 2009, respectively, and $8.0 million and $8.1 million for the first nine months of 2010 and 2009, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.2 million and $9.9 million at September 30, 2010 and December 31, 2009, respectively.

Non-Qualified Supplemental Retirement Plan

The Company also provides a non-qualified supplemental retirement plan for eligible executive officers. Under the plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service equals at least 90. Expenses were $0.6 million and $0.3 million for the third quarters of 2010 and 2009, respectively, and were $1.9 million and $1.6 million for the first nine months of 2010 and 2009, respectively. Furthermore, losses of $0.1 million, net of tax, were amortized from accumulated other comprehensive income associated with this plan for both the third quarters of 2010 and 2009, and losses of $0.3 million and gains of $0.1 million, net of tax, were amortized from accumulated other comprehensive income associated with this plan for the first nine months of 2010 and 2009, respectively. The Company also reported $23.7 million and $23.3 million in other liabilities for the non-qualified plan at September 30, 2010, and December 31, 2009, respectively.

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

The Company purchases S&P 500 index call spread options (“S&P 500 index options”) for its interest crediting strategy used in its indexed annuity product. The S&P 500 index options are purchased from investment banks and are selected in a manner that supports the amount of interest that is expected to be credited in the current year to annuity policyholder accounts that are dependent on the performance of the S&P 500 index. The purchase of S&P 500 index options is a pivotal part of the Company’s risk management strategy for indexed annuity products. The S&P 500 index options are exclusively used for risk management. While valuations of the S&P 500 index options are sensitive to a number of variables, valuations for S&P 500 index options purchased are most sensitive to changes in the S&P 500 index value and the implied volatilities of this index. The Company generally purchases fewer than five S&P 500 index options per month, which all have an expiry date of one year from the date of purchase.

The notional amount of the Company’s index option contracts at September 30, 2010 and December 31, 2009 was $300.7 million and $252.5 million, respectively. Option premiums paid for the Company’s index option contracts were $1.9 million and $1.0 million for the third quarters of 2010 and 2009, respectively, and were $6.1 million and $3.2 million for the first nine months of 2010 and 2009, respectively. The Company received $2.0 million and $6.5 million for options exercised in the third quarter and first nine months of 2010, respectively. No options were exercised for the third quarter and first nine months of 2009.

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

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(In millions)
Fixed maturity securities—available-for-sale:
S&P 500 index options	$9.5	$8.6	$—	$—

Other policyholder funds:
Index-based interest guarantees	—	—	45.9	40.4

Total	$9.5	$8.6	$45.9	$40.4

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2010	2009	2010	2009
	(In millions)
Net investment income:
S&P 500 index options	$4.0	$3.3	$1.3	$3.4

Interest credited:
Index-based interest guarantees	(5.5)	(3.7)	(3.1)	(1.6)

Net gain (loss)	$(1.5)	$(0.4)	$(1.8)	$1.8

Fluctuations in the fair value of the S&P 500 index options related to the volatility of the S&P 500 index increased net investment income for the third quarter of 2010 and decreased net investment income for the first nine months of 2010 compared to the same periods of 2009. Interest credited to policyholders increased for the third quarter and first nine months of 2010 compared to the same periods of 2009. The increases were primarily due to fluctuations in the fair value of the index-based interest guarantees related to the volatility of the S&P 500 index and as a result of the Company’s annual update of the key assumptions used to value the index-based interest guarantees, a process known as “unlocking.”

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its index option contracts and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 index. The Company’s maximum credit exposure would require an increase of approximately 14% in the value of the S&P 500 index. The maximum credit risk is calculated using the cap strike price within the Company’s index option contracts less the floor price, multiplied by the notional amount of the contracts.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives at September 30, 2010:

Counterparty	Derivative Assets at Fair Value	Maximum Credit Risk
	(In millions)

Merrill Lynch International	$4.0	$8.5
The Bank of New York Mellon	5.0	9.8
Goldman Sachs	0.5	1.1

Total	$9.5	$19.4

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth the estimated fair value and the carrying value of each financial instrument:

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Investments:
Fixed maturity securities—available-for-sale:
U.S. government and agency bonds	$440.3	$440.3	$425.0	$425.0
U.S. state and political subdivision bonds	200.7	200.7	217.3	217.3
Foreign government bonds	73.2	73.2	31.5	31.5
Corporate bonds	5,785.5	5,785.5	5,484.9	5,484.9
S&P 500 index options	9.5	9.5	8.6	8.6

Total fixed maturity securities—available-for-sale	$6,509.2	$6,509.2	$6,167.3	$6,167.3

Commercial mortgage loans, net	$4,595.4	$4,468.0	$4,177.1	$4,284.8
Policy loans	3.2	3.2	3.3	3.1
Separate account assets	4,398.7	4,398.7	4,174.5	4,174.5

Liabilities:
Total other policyholder funds, investment type contracts	$4,129.2	$3,933.6	$3,702.6	$3,705.4
Index-based interest guarantees	45.9	45.9	40.4	40.4
Long-term debt	571.8	552.3	493.8	553.2

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

The fair value for long-term debt was predominantly based on quoted market prices as of September 30, 2010 and December 31, 2009 and trades occurring close to September 30, 2010 and December 31, 2009.

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

Separate account assets represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to participant-directed 401(k) contracts. Separate account assets are recorded at fair value on a recurring basis, with changes in fair value recorded in separate account liabilities. Separate account assets consist of mutual funds. The mutual funds’ fair values are determined through Level 1 and Level 2 inputs. The majority of the separate account assets are valued using quoted prices in an active market with the remainder of the assets valued using quoted prices from an independent pricing service. The Company reviews the values obtained from the pricing service for reasonableness through analytical procedures and performance reviews.

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

External valuations are validated by the Company at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company utilizes discounted cash flow models or performs independent valuations of inputs and assumptions similar to those used by the pricing service. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of September 30, 2010 or December 31, 2009.

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

The Company calculates values for S&P 500 index options using the Black-Scholes option pricing model and parameters derived from market sources. The Company’s valuations maximize the use of observable inputs, which include direct price quotes from the Chicago Board Options Exchange (“CBOE”) and values for on-the-run treasury securities and London Interbank Offered Rate (“LIBOR”) as reported by Bloomberg.

Unobservable inputs are estimated from the best sources available to the Company and include estimates of future gross dividends to be paid on the stocks underlying the S&P 500 index, estimates of bid-ask spreads and estimates of implied volatilities on options. Valuation parameters are calibrated to replicate the actual end-of-day market quotes for options trading on the CBOE. The Company performs additional validation procedures such as the daily observation of market activity and conditions and the tracking and analyzing of actual quotes provided by banking counterparties each time the Company purchases options from them. Additionally, in order to help validate the values derived through the procedures noted above, the Company obtains indicators of value from representative investment banks.

The Company uses the income approach valuation technique to determine the fair value of index-based interest guarantees. The liability is the present value of future cash flows attributable to the projected index growth in excess of cash flows driven by fixed interest rate guarantees for the indexed annuity product. Level 3 assumptions for policyholder behavior and future index interest rate declarations significantly influence the calculation. Index-based interest guarantees are included in the other policyholder funds line on the consolidated balance sheet.

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities—available-for-sale:
U.S. government and agency bonds	$440.3	$—	$439.2	$1.1
U.S. state and political subdivision bonds	200.7	—	199.0	1.7
Foreign government bonds	73.2	—	73.2	—
Corporate bonds	5,785.5	—	5,718.5	67.0
S&P 500 index options	9.5	—	—	9.5

Total fixed maturity securities—available-for-sale	$6,509.2	$—	$6,429.9	$79.3

Separate account assets	$4,398.7	$4,214.0	$184.7	$—

Liabilities:
Index-based interest guarantees	$45.9	$—	$—	$45.9

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities—available-for-sale:
U.S. government and agency bonds	$425.0	$—	$425.0	$—
U.S. state and political subdivision bonds	217.3	—	217.3	—
Foreign government bonds	31.5	—	31.5	—
Corporate bonds	5,493.5	—	5,407.3	86.2

Total fixed maturity securities—available-for-sale	$6,167.3	$—	$6,081.1	$86.2

Separate account assets	$4,174.5	$4,051.2	$123.3	$—

Liabilities:
Index-based interest guarantees	$40.4	$—	$—	$40.4

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended September 30, 2010
	Beginning Asset (Liability) Balance as of June 30, 2010	Total Realized/Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers in to Level 3	Transfers out of Level 3	Ending Asset (Liability) Balance as of September 30, 2010
		Included in Net Income	Included in Other Comprehensive Income (Loss)
	(In millions)
Assets:
U.S. government and agency bonds	$5.2	$—	$(0.1)	$—	$—	$(4.0)	$1.1
U.S. state and political subdivision bonds	1.7	—	—	—	—	—	1.7
Corporate bonds	67.8	—	4.3	(5.1)	—	—	67.0
S&P 500 index options	5.6	4.0	—	(0.1)	—	—	9.5

Total fixed maturity securities— available-for-sale	$80.3	$4.0	$4.2	$(5.2)	$—	$(4.0)	$79.3

Liabilities:
Index-based interest guarantees	$(40.0)	$(5.5)	$—	$(0.4)	$—	$—	$(45.9)

	Three Months Ended September 30, 2009
	Beginning Asset (Liability) Balance as of June 30, 2009	Total Realized/Unrealized		Purchases, Sales, Issuances and Settlements	Transfers in to Level 3	Transfers out of Level 3	Ending Asset (Liability) Balance as of September 30, 2009
		Gains (Losses)
		Included in Net Income	Included in Other Comprehensive Income (Loss)
	(In millions)
Assets:
S&P 500 index options	$4.8	$3.3	$—	$1.0	$—	$—	$9.1

Total fixed maturity securities— available-for-sale	$4.8	$3.3	$—	$1.0	$—	$—	$9.1

Liabilities:
Index-based interest guarantees	$(36.1)	$(3.7)	$—	$(1.4)	$—	$—	$(41.2)

	Nine Months Ended September 30, 2010
	Beginning Asset (Liability) Balance as of December 31, 2009	Total Realized/Unrealized		Purchases, Sales, Issuances and Settlements	Transfers in to Level 3	Transfers out of Level 3	Ending Asset (Liability) Balance as of September 30, 2010
		Gains (Losses)
		Included in Net Income	Included in Other Comprehensive Income (Loss)
	(In millions)
Assets:
U.S. government and agency bonds	$7.5	$—	$—	$—	$—	$(6.4)	$1.1
U.S. state and political subdivision bonds	1.7	—	—	—	—	—	1.7
Corporate bonds	68.4	(0.6)	7.9	(8.7)	1.8	(1.8)	67.0
S&P 500 index options	8.6	1.3	—	(0.4)	—	—	9.5

Total fixed maturity securities— available-for-sale	$86.2	$0.7	$7.9	$(9.1)	$1.8	$(8.2)	$79.3

Liabilities:
Index-based interest guarantees	$(40.4)	$(3.1)	$—	$(2.4)	$—	$—	$(45.9)

	Nine Months Ended September 30, 2009
	Beginning Asset (Liability) Balance as of December 31, 2008	Total Realized/Unrealized		Purchases, Sales, Issuances and Settlements	Transfers in to Level 3	Transfers out of Level 3	Ending Asset (Liability) Balance as of September 30, 2009
		Gains (Losses)
		Included in Net Income	Included in Other Comprehensive Income (Loss)
	(In millions)
Assets:
S&P 500 index options	$2.5	$3.4	$—	$3.2	$—	$—	$9.1

Total fixed maturity securities— available-for-sale	$2.5	$3.4	$—	$3.2	$—	$—	$9.1

Liabilities:
Index-based interest guarantees	$(33.0)	$(1.6)	$—	$(6.6)	$—	$—	$(41.2)

As shown in the tables above, fixed maturity securities available-for-sale were transferred into Level 3 for the first nine months of 2010 as the Company was unable to obtain pricing from an independent pricing service for these investments. Fixed maturity securities available-for-sale were transferred out of Level 3 for the third quarter and first nine months of 2010 as the Company was able to obtain pricing from an independent pricing service for these investments.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Assets:
S&P 500 index options	$4.0	$3.3	$1.3	$3.4

Liabilities:
Index-based interest guarantees	$(5.5)	$(3.7)	$(3.1)	$(1.6)

Changes to the fair value of fixed maturity securities available-for-sale, excluding S&P 500 index options were recorded in other comprehensive income. Changes to the fair value of the S&P 500 index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded as interest credited. The interest credited amount for the third quarters of 2010 and 2009 included negative interest on policyholder funds of $1.7 million and $1.1 million due to changes in the Level 3 actuarial assumptions.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, such as impaired commercial mortgage loans with specific reserves and real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”). The impaired commercial mortgage loans and real estate owned are valued using Level 3 measurements. These Level 3 inputs are reviewed for reasonableness by management and evaluated on a quarterly basis. The commercial mortgage loan measurements include valuation of the market value of the asset using general underwriting procedures and appraisals. Real estate owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as independent appraisals are received. During the third quarter and first nine months of 2010, the Company recorded capital losses of $16.9 million and $17.6 million, respectively, primarily related to impairments recognized on real estate owned. These capital losses were primarily related to the receipt of independent appraisals during the third quarter of 2010 on 62 properties acquired during the second quarter of 2010 from a single borrower.

The following table sets forth the assets measured at fair value on a nonrecurring basis during the first nine months of 2010 that the Company continued to hold:

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(In millions)

Commercial mortgage loans	$38.6	$—	$—	$38.6
Real estate owned	91.5	—	—	91.5

Total assets measured at fair value on a nonrecurring basis	$130.1	$—	$—	$130.1

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $58.9 million were written down to their fair value of $38.6 million, less selling costs, at September 30, 2010. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $20.3 million at September 30, 2010. The real estate owned measured on a nonrecurring basis during the first nine months of 2010 and still held at September 30, 2010 had capital losses totaling $17.3 million for the first nine months of 2010. See “Note 9—Commercial Mortgage Loans, Net” for further disclosures regarding the commercial mortgage loan loss allowance.

The following table sets forth the assets measured at fair value on a nonrecurring basis during the first nine months of 2009 that the Company continued to hold:

	September 30, 2009
	Total	Level 1	Level 2	Level 3
	(In millions)

Commercial mortgage loans	$16.4	$—	$—	$16.4
Real estate owned	8.3	—	—	8.3

Total assets measured at fair value on a nonrecurring basis	$24.7	$—	$—	$24.7

8.	INVESTMENT SECURITIES

The following tables set forth amortized costs and fair values of fixed maturity securities available-for-sale:

	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

U.S. government and agency bonds	$382.9	$57.4	$—	$440.3
U.S. state and political subdivision bonds	187.7	13.2	0.2	200.7
Foreign government bonds	63.3	9.9	—	73.2
Corporate bonds	5,293.9	494.9	3.3	5,785.5
S&P 500 index options	9.5	—	—	9.5

Total fixed maturity securities—available-for-sale	$5,937.3	$575.4	$3.5	$6,509.2

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

U.S. government and agency bonds	$397.2	$28.2	$0.4	$425.0
U.S. state and political subdivision bonds	212.0	7.4	2.1	217.3
Foreign government bonds	30.4	1.2	0.1	31.5
Corporate bonds	5,284.0	248.0	38.5	5,493.5

Total fixed maturity securities—available-for-sale	$5,923.6	$284.8	$41.1	$6,167.3

The following table sets forth the contractual maturities of fixed maturity securities available-for-sale:

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)

Due in 1 year or less	$627.9	$639.0	$372.7	$380.1
Due in 1 to 5 years	2,585.5	2,789.8	2,747.9	2,875.1
Due in 5 to 10 years	1,927.5	2,166.9	2,029.0	2,112.4
Due after 10 years	796.4	913.5	774.0	799.7

Total fixed maturity securities—available-for-sale	$5,937.3	$6,509.2	$5,923.6	$6,167.3

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds without a make-whole provision represented 2.3%, or $147.9 million, of our fixed maturity securities available-for-sale at September 30, 2010.

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

			Aging
	At September 30, 2010		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
Bonds:
U.S. state and political subdivisions	7	$0.2	6	$0.1	1	$0.1
Corporate	188	3.3	72	1.1	116	2.2

Total	195	$3.5	78	$1.2	117	$2.3

Fair market value of securities with unrealized losses:
Bonds:
U.S. state and political subdivisions	7	$10.5	6	$9.3	1	$1.2
Corporate	188	104.0	72	54.0	116	50.0

Total	195	$114.5	78	$63.3	117	$51.2

			Aging
	At December 31, 2009		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
Bonds:
U.S. government and agency.	12	$0.4	12	$0.4	—	$—
U.S. state and political subdivisions	39	2.1	32	1.1	7	1.0
Foreign government	1	0.1	1	0.1	—	—
Corporate	842	38.5	466	17.1	376	21.4

Total	894	$41.1	511	$18.7	383	$22.4

Fair market value of securities with unrealized losses:
Bonds:
U.S. government and agency.	12	$20.7	12	$20.7	—	$—
U.S. state and political subdivisions	39	57.2	32	45.3	7	11.9
Foreign government	1	4.9	1	4.9	—	—
Corporate	842	934.5	466	679.0	376	255.5

Total	894	$1,017.3	511	$749.9	383	$267.4

The unrealized losses on the investment securities set forth above were primarily due to increases in market interest rates subsequent to their purchase by the Company. Additionally, unrealized losses have been affected by overall economic factors. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to reasons of credit quality or to any company or industry specific event. Based on management’s evaluation of the securities and the Company’s intent to sell those securities, and as it is unlikely that the Company will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary.

The following table sets forth net investment income summarized by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)

Fixed maturity securities—available-for-sale	$83.6	$79.2	$242.1	$234.3
Commercial mortgage loans	72.8	70.6	211.4	204.8
Real estate	0.6	1.0	1.9	4.2
Other	1.2	4.0	4.4	9.7

Gross investment income	158.2	154.8	459.8	453.0
Investment expenses	(5.5)	(4.6)	(15.3)	(13.9)

Net investment income	$152.7	$150.2	$444.5	$439.1

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Gains:
Fixed maturity securities—available-for-sale	$3.8	$10.6	$14.2	$20.2
Commercial mortgage loans	0.3	0.2	0.8	0.8
Real estate held for investment	—	—	1.1	—
Real estate owned	0.2	—	0.4	—

Gross capital gains	4.3	10.8	16.5	21.0

Losses:
Fixed maturity securities—available-for-sale	(0.7)	(3.5)	(2.3)	(34.5)
Commercial mortgage loans	(13.7)	(3.9)	(43.4)	(14.3)
Real estate owned	(16.9)	—	(17.6)	—
Other	(2.6)	—	(2.7)	—

Gross capital losses	(33.9)	(7.4)	(66.0)	(48.8)

Net capital gains (losses)	$(29.6)	$3.4	$(49.5)	$(27.8)

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.8 million and $6.5 million at September 30, 2010 and December 31, 2009, respectively.

9. COMMERCIAL MORTGAGE LOANS, NET

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans.

Commercial mortgage loans are stated at amortized cost less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. Generally when a loan is considered to be impaired, a specific loan loss allowance is set up. An impaired loan is a loan that is not performing to the contractual terms of the loan agreement. In addition, for impaired commercial mortgage loans, the Company evaluates the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur, the loan-to-value ratio and other quantitative information management has concerning the loan. Portions of loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance.

The following table sets forth the commercial mortgage loan loss allowance provisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)

Balance at beginning of the period	$27.1	$15.3	$19.6	$6.8
Provisions	13.7	3.9	43.4	14.3
Charge offs, net	(4.0)	(3.2)	(26.2)	(5.1)

Balance at end of the period	$36.8	$16.0	$36.8	$16.0

The increase in the provisions for the commercial mortgage loan loss allowance for the third quarter of 2010 compared to the same period in 2009 was primarily due to increases in the provisions on restructured and sixty-day delinquent commercial mortgage loans during the third quarter of 2010. The increase in the provisions for the commercial mortgage loan loss allowance for the first nine months of 2010 compared to the same period in 2009 was primarily related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010. Restructured commercial mortgage loans totaled $65.9 million at September 30, 2010, $28.7 million at December 31, 2009 and $28.9 million at September 30, 2009. Our sixty-day delinquent commercial mortgage loans totaled $19.0 million at September 30, 2010, $17.3 million at December 31, 2009 and $17.4 million at September 30, 2009. The increase to charge offs for the first nine months of 2010 compared to the same period in 2009 was primarily related to the acceptance of deeds in lieu of foreclosure on commercial mortgage loans related to a single borrower during the second quarter of 2010.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2010	December 31, 2009
	(In millions)

Impaired commercial mortgage loans with specific allowances for losses	$58.9	$28.5
Impaired commercial mortgage loans without specific allowances for losses	7.6	1.9
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(20.3)	(6.5)

Net carrying value of impaired commercial mortgage loans	$46.2	$23.9

Impaired commercial mortgage loans without specific allowances for losses are those for which the Company has determined that it remains probable that all amounts due will be collected. The increase in the impaired commercial mortgage loans at September 30, 2010 compared to December 31, 2009 was primarily due to an increase in restructured and sixty-day delinquent commercial mortgage loans that were not performing to the contractual terms of the loan agreements.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)

Average recorded investment	$63.5	$24.0	$74.9	$13.9

Interest income is recorded in net investment income. The Company continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. The amount of interest income recognized on impaired commercial mortgage loans was $0.5 million and $0.1 million for the third quarters of 2010 and 2009, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $0.4 million and $0.1 million for the third quarters of 2010 and 2009, respectively.

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
	(In millions)
Carrying value at beginning of period:
DAC	$252.6	$249.2
VOBA	30.4	31.1
Other intangible assets	55.8	54.2

Total balance at beginning of period	338.8	334.5

Deferred or acquired:
DAC	71.8	93.9
Other intangible assets	0.9	6.3

Total deferred or acquired	72.7	100.2

Amortized during period:
DAC	(61.1)	(90.5)
VOBA	(1.4)	(0.7)
Other intangible assets	(4.1)	(4.7)

Total amortized during period	(66.6)	(95.9)

Carrying value at end of period, net:
DAC	263.3	252.6
VOBA	29.0	30.4
Other intangible assets	52.6	55.8

Total carrying value at end of period	$344.9	$338.8

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

VOBA primarily represents the discounted future profits of blocks of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits up to 20 years. The accumulated amortization of VOBA was $59.8 million and $58.4 million at September 30, 2010 and December 31, 2009, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in millions)

DAC	$54.3	20.6%	$64.0	25.3%
VOBA	7.5	25.9	7.6	25.0

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

•	Amounts of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)

Decrease to DAC and VOBA	$(0.4)	$(0.2)	$(0.1)	$(0.8)

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

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 9.3 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. The accumulated amortization of other intangibles was $21.3 million and $17.2 million at September 30, 2010 and December 31, 2009, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2010 and each of the next five years:

Amount
(In millions)

2010	$1.8
2011	8.0
2012	8.3
2013	8.8
2014	8.7
2015	8.3

11. GOODWILL

Goodwill is related to the Asset Management segment and totaled $36.0 million at both September 30, 2010 and December 31, 2009. Goodwill is not amortized and is tested at least annually for impairment. On an annual basis, the Company performs a step-one test and compares the carrying value of the tested assets with the fair value of the assets. Fair value is measured using a combination of the income approach and the market approach.

The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The estimates the Company uses in the income approach are consistent with the plans and estimates that the Company uses to manage its operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how the Company internally evaluates and manages its business, the Company weights the income approach more heavily than the market approach in determining the fair value of the assets. The Company performs testing to ensure that both models are providing reasonably consistent results and performs sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. If indicators of impairment appear throughout the year, or in the event of material changes in circumstances, the test will be more frequent. The Company evaluated whether indicators of impairment existed as of September 30, 2010. Based on the review of financial and other results, the Company does not believe any indicators of impairment exist and as a result has not updated its annual test in the current period.

12. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at September 30, 2010. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, StanCorp is subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s ratio of total debt to total capitalization and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2010, StanCorp was in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

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

13. ACCOUNTING PRONOUNCEMENTS

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to DAC. ASU No. 2010-26 limits the capitalization of DAC to incremental direct costs with independent third parties that resulted in a successful acquisition. To be an incremental direct cost of contract acquisition, the cost must meet the following two requirements:

1)	It results directly from and is essential to the acquisition of the contract.

2)	It would not have been incurred by the insurance entity had that acquisition contract transaction not occurred.

The ASU requires additional disclosures in the financial statements and footnotes concerning DAC such as the nature and type of acquisition costs capitalized, the method of amortizing capitalized acquisition costs, and the amount of acquisition costs amortized for the period. The directives of ASU No. 2010-26 are effective for fiscal years and interim periods beginning after December 15, 2011. Retrospective adoption of the rule is allowed, but not required. However, if a company does not choose retrospective adoption, additional disclosures are required for the prior periods presented in financial statements. The Company is currently evaluating the effect of ASU No. 2010-26 on its business and financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 amends the codification guidance related to financing receivables’ credit quality and credit loss disclosures. ASU No. 2010-20 requirements include additional disclosures that enable readers of the financial statements to understand:

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends the codification guidance related to fair value disclosures. ASU No. 2010-06 requirements include additional disclosures surrounding transfers between Level 1 and 2 fair value classifications, disclosure clarifications concerning the level of disaggregation for the different types of financial instruments, and separate disclosures concerning purchases, sales, issuances and settlements in the tabular Level 3 roll forward schedule. Disclosures regarding the transfer between Level 1 and 2 fair value classifications and disaggregation for the different types of financial instruments are effective for interim and annual periods beginning after December 15, 2009 with disclosures regarding purchases, sales, issuances and settlements in the tabular Level 3 roll-forward schedule becoming effective for fiscal years beginning after December 15, 2010. The Company complied with ASU No. 2010-06 disclosures effective for interim and annual periods after December 15, 2009 and does not expect the disclosures effective for interim and annual periods beginning after December 15, 2010 to have a material effect on its consolidated financial statements.

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

Financial measures that exclude after-tax costs related to our 2009 operating expense reduction initiatives and after-tax net capital gains and losses are non-GAAP measures. To provide investors with a broader understanding of earnings, we provide net income per diluted share excluding after-tax costs related to our 2009 operating expense reduction initiatives and after-tax net capital gains and losses, along with the GAAP measure of net income per diluted share, because costs related to operating expense reduction initiatives occur infrequently and capital gains and losses are not likely to occur in a stable pattern.

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

Executive Summary

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions except share data)

Net income	$46.2	$59.9	$137.0	$148.9
After-tax costs related to operating expense reduction initiatives	—	(2.1)	—	(11.4)
After-tax net capital gains (losses)	(18.6)	2.2	(31.1)	(18.0)

Net income excluding after-tax operating expense reduction initiatives and after-tax net capital gains (losses)	$64.8	$59.8	$168.1	$178.3

Diluted earnings per common share:
Net income	$0.99	$1.21	$2.90	$3.03
After-tax costs related to operating expense reduction initiatives	—	(0.04)	—	(0.23)
After-tax net capital gains (losses)	(0.40)	0.04	(0.66)	(0.37)

Net income excluding after-tax operating expense reduction initiatives and after-tax net capital gains (losses)	$1.39	$1.21	$3.56	$3.63

Diluted weighted-average common shares outstanding	46,607,410	49,325,574	47,255,157	49,138,658

Results for the third quarter of 2010 compared to the third quarter of 2009 reflected net capital losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”) and additional commercial mortgage loan loss provisions. These factors were partially offset by favorable claims experience and higher premiums in the Insurance Services segment, higher earnings in the Asset Management segment and the effect of a decrease in diluted weighted-average common shares outstanding. In addition, there was a reduction in operating expenses related to the completion of our 2009 operating expense reduction initiatives and the ongoing cost savings in 2010 resulting from those initiatives. Excluding the effect of net capital gains and losses as well as our 2009 operating expense reduction initiatives, net income for the third quarter of 2010 compared to the third quarter of 2009 increased $0.18 per diluted weighted-average common share.

Results for the first nine months of 2010 compared to the first nine months of 2009 reflected less favorable claims experience in the Insurance Services segment, primarily due to unfavorable claims experience during the second quarter of 2010, and net capital losses recognized on real estate owned and additional commercial mortgage loan loss provisions. These factors were partially offset by higher earnings in the Asset Management segment, the effect of a decrease in diluted weighted-average common shares outstanding and a reduction in operating expenses reflecting the completion of our 2009 operating expense reduction initiatives and the ongoing cost savings in 2010 resulting from those initiatives. Excluding the effect of net capital gains and losses as well as our 2009 operating expense reduction initiatives, net income for the first nine months of 2010 compared to the first nine months of 2009 decreased $0.07 per diluted weighted-average common share.

Outlook

While current economic pressures persist, we will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength. We manage for profitability, focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service.

Primary Drivers of 2010 Results

The primary drivers of our results continue to be premium growth and the group insurance benefit ratio. Premium growth has been challenging due to the continuance of competitive pricing in the marketplace and a difficult economic environment resulting in lower wage rate and job growth for our group insurance customers. However, our Insurance Services segment sales for the first nine months of 2010 compared to the first nine months of 2009 have improved primarily due to customer interest in our enhanced product and service capabilities. We will continue to invest in enhanced product capabilities that add value to our customers, and we will continue to write business that meets our long-term profit objectives.

Our group insurance benefit ratio for the first nine months of 2010 was 77.2% and was within our annual expected range of 73.6% to 78.3%. The benefit ratio is primarily affected by reserves established based on premium levels, claims experience, assumptions used to establish related reserves, such as our discount rate, and growth of our in force block of business.

The interest rate environment and its potential effect on our discount rate is a major driver in our reserve levels. The discount rate used in the third quarter of 2010 for newly established long term disability claim reserves was 5.00%. This represents a 25 basis point increase compared to the 4.75% used for the third quarter of 2009. The discount rate remained unchanged from the second quarter of 2010 despite the current low interest rate environment due to our 12 month average new money investment rates remaining favorable. This was primarily due to higher commercial mortgage loan originations for the first nine months of 2010 compared to the first nine months of 2009. The 12 month portfolio margin for the third quarter of 2010 was 49 basis points, which was an increase from 46 basis points for the second quarter of 2010.

A sustained low interest rate environment and lower commercial mortgage loan investments in future quarters could result in future reductions to the discount rate. A 25 basis point reduction in the discount rate has a corresponding reduction in comparable pre-tax income of approximately $2 million per quarter. We will maintain our disciplined approach to interest rate management as this low interest rate environment continues.

Commercial mortgage loan activity also affected our results in 2010. The commercial mortgage loan loss allowance increased to $36.8 million at September 30, 2010, compared to $19.6 million at December 31, 2009 related to an increase in the provisions on restructured and sixty-day delinquent commercial mortgage loans.

The sixty-day delinquency rate in our commercial mortgage loan portfolio was 0.42% as of September 30, 2010 and has remained relatively flat since June 30, 2009. Our current level of commercial mortgage loan delinquencies is higher than our historical levels due to the current macroeconomic challenges. However, we have not experienced the high delinquency rates encountered by other financial institutions. Unlike many other financial institutions, we do not participate in the commercial mortgage-backed securities market. Instead, we underwrite and service mortgages that we originate, leveraging our long history in commercial mortgage loans and diligence in risk selection. While we realize that there will be further pressures on property owners as they emerge from these difficult economic times, we believe that our experience, our consistent and disciplined underwriting standards and our diligent servicing practices will continue to be reflected in the performance of our commercial mortgage loan portfolio.

2010 Annual Guidance

At the beginning of 2010, we provided guidance that our return on average equity, excluding after-tax net capital gains and losses from net income and accumulated other comprehensive income and losses from equity, would be toward the lower end of our target range of 14% to 15%. As disclosed in the second quarter of 2010, while 14% to 15% continues to represent our long-term target range, we are unlikely to reach this range in 2010 due to the unfavorable claims experience of the second quarter and a continuing low interest rate environment. We did not update our return on average equity guidance in the third quarter of 2010.

Also at the beginning of 2010, we provided the following annual expectations which will affect our annual financial results:

•	Flat to low single digit premium growth as a percentage of our 2009 premiums due to a continued challenging economic environment.

•	The annual benefit ratio for our group insurance businesses to be consistent with the experience of the previous five years, during which it has ranged from 73.6% to 78.3%.

We are not updating the premium growth and benefit ratio components of our annual guidance.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in our Insurance Services segment and administrative fee revenues growth in our Asset Management segment have been the primary drivers of consolidated revenue growth.

The following table sets forth consolidated revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$532.8	$520.3	2.4%	$1,573.2	$1,591.0	(1.1)%
Administrative fees	29.1	27.7	5.1	86.7	79.0	9.7
Net investment income	152.7	150.2	1.7	444.5	439.1	1.2
Net capital gains (losses)	(29.6)	3.4	(970.6)	(49.5)	(27.8)	(78.1)

Total revenues	$685.0	$701.6	(2.4)%	$2,054.9	$2,081.3	(1.3)%

The decrease in consolidated revenues for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to an increase in net capital losses. The decrease in consolidated revenues for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher net capital losses and a decline in premiums from our Insurance Services segment, partially offset by an increase in administrative fee revenues in our Asset Management segment. Capital gains and losses are reflected in the Other category. See “Business Segments—Other.”

Premiums

Premiums from our Insurance Services segment are the primary driver of consolidated premiums and are primarily affected by the following factors:

•	Sales.

•	Customer retention.

•	Organic growth in our group insurance businesses, which is derived from existing group policyholders’ employment and wage rate growth.

•

Experience rated refunds (“ERRs”). ERRs represent a cost sharing arrangement with certain group contract holders that provides refunds to the contract holders when claims experience is better than contractual benchmarks, and provides for additional premiums to be paid when claims experience is below the contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

The following table sets forth premiums by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)
Premiums:
Insurance Services	$514.2	$501.9	2.5%	$1,544.2	$1,561.0	(1.1)%
Asset Management	18.6	18.4	1.1	29.0	30.0	(3.3)

Total premiums	$532.8	$520.3	2.4%	$1,573.2	$1,591.0	(1.1)%

The increase in premiums from our Insurance Services segment for the third quarter of 2010 compared to the third quarter of 2009 was due to higher sales in the first six months of 2010 compared to the first six months of 2009. The decrease in premiums for the first nine months of 2010 compared to the first nine months of 2009 was primarily driven by a few large case terminations in our group insurance businesses during 2009. These terminated customers contributed to premiums for the first nine months of 2009. In addition, premium growth was negatively affected by a lack of organic growth in our group insurance businesses, reflecting negative employment growth and lower wage growth as our customers continued to navigate a challenging economy that began in the second half of 2008. Also, individual disability premiums for the first quarter of 2009 included a single premium of approximately $18 million related to the termination of reinsurance agreements on certain individual disability insurance. See “Business Segments—Insurance Services Segment.”

Premiums from our Asset Management segment are generated from the sale of life-contingent annuities, which are primarily a single-premium product. Due to our limited presence in this market and the nature of single-premium products, premiums in the Asset Management segment can fluctuate widely from quarter to quarter.

Administrative Fee Revenues

The primary driver for administrative fee revenues is the level of assets under administration in our Asset Management segment, which is driven primarily by equity market performance and asset growth from new net customer deposits. Administrative fee revenues from our Insurance Services segment are primarily from insurance products for which we provide only administrative services.

The following table sets forth administrative fee revenues by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Insurance Services	$2.6	$2.1	23.8%	$6.9	$6.1	13.1%
Asset Management	30.3	29.1	4.1	90.8	83.2	9.1
Other	(3.8)	(3.5)	(8.6)	(11.0)	(10.3)	(6.8)

Total administrative fee revenues	$29.1	$27.7	5.1%	$86.7	$79.0	9.7%

The increases in administrative fee revenues in our Asset Management segment for the third quarter and first nine months of 2010 compared to the same periods in 2009 were due to improvements in equity market performance leading to increased asset-based administrative fee revenues from our retirement plans business, though equity market values have shown continued volatility through September 30, 2010. This increase was partially offset by net retirement plan withdrawals due to the termination of a few large plans. See “Business Segments—Asset Management Segment.”

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our S&P 500 index call spread options (“S&P 500 index options”) related to our indexed annuity product and commercial mortgage loan prepayment fees.

The following table sets forth net investment income by segment and associated key indicators:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)
Net investment income:
Insurance Services	$84.8	$84.5	0.4%	$252.5	$252.0	0.2%
Asset Management	65.9	61.9	6.5	181.2	174.5	3.8
Other	2.0	3.8	(47.4)	10.8	12.6	(14.3)

Total net investment income	$152.7	$150.2	1.7%	$444.5	$439.1	1.2%

Key indicators of net investment income:
Contribution from the change in fair value of the S&P 500 index options	$4.0	$3.3	21.2%	$1.3	$3.4	(61.8)%
Average invested assets	11,040.5	10,275.7	7.4	10,880.2	9,907.9	9.8

Portfolio yields:
Fixed maturity securities—available-for-sale	5.35%	5.52%		5.35%	5.52%
Commercial mortgage loans	6.46	6.44		6.46	6.44

The increase in net investment income for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to an increase in average invested assets and comparatively higher average yields in our commercial mortgage loan portfolio. In addition, the contribution from the change in fair value of our S&P 500 index options increased. Partially offsetting these increases was a decline in the portfolio yield for fixed maturity securities available-for-sale. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments” for further derivatives disclosure.

The increase in net investment income for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to an increase in average invested assets, which primarily resulted from individual annuity sales. Also contributing to the increase was a higher average yield in our commercial mortgage loan portfolio. Partially offsetting these increases was a decrease in the contribution from the change in fair value of our S&P 500 index options and a decline in the portfolio yield for fixed maturity securities available-for-sale.

Since the third quarter of 2008, economic uncertainty has led to a period of significant widening and tightening of credit spreads. Given the uncertainty surrounding credit spreads and the direction of interest rates, we may experience lower new money interest rates in the future if credit spreads remain tight and interest rates remain low. New money interest rates are a primary factor in determining the discount rates used to establish reserves for newly incurred claims in our insurance businesses. New money interest rates are also affected by the current volume and mix of commercial mortgage loan originations and purchases of fixed maturity securities.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and generally do not occur in regular patterns. Net capital gains and losses primarily occur as a result of other-than-temporary impairments (“OTTI”) of assets in our bond portfolio, from additional provisions in our commercial mortgage loan loss allowance, from losses recognized due to the impairment of real estate and from sales of our assets for more or less than amortized cost.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Dollar Change	2010	2009	Dollar Change
	(Dollars in millions)

Net capital gains (losses)	$(29.6)	$3.4	$(33.0)	$(49.5)	$(27.8)	$(21.7)

Key components of net capital gains and losses:
Net capital gains on real estate held for investment	$—	$—	$—	$1.1	$—	$1.1
Net capital losses on real estate owned	(16.7)	—	(16.7)	(17.2)	—	(17.2)
Net capital loss from the additional provision in our commercial mortgage loan loss allowance	(13.7)	(3.9)	(9.8)	(43.4)	(14.3)	(29.1)

Net capital losses recognized for the third quarter of 2010 were primarily related to impairments on properties acquired during the second quarter of 2010 from a single borrower and additional provisions in our commercial mortgage loan loss allowance. The impairments resulted from the receipt of independent appraisals on 62 properties during the third quarter of 2010. Net capital gains for the third quarter of 2009 were primarily due to net capital gains related to the sale of certain fixed maturity securities. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other.”

Net capital losses for the first nine months of 2010 were primarily related to additional provisions in our commercial mortgage loan loss allowance related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010. Capital losses were also recognized due to impairments on properties acquired from a single borrower during the second quarter of 2010 resulting from the receipt of independent appraisals on 62 properties during the third quarter of 2010. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities. Net capital losses for the first nine months of 2009 were primarily due to additional provisions in our commercial mortgage loan loss allowance and from the sale of fixed maturity securities related to holdings in financial institutions. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other.”

Benefits and Expenses

Benefits to Policyholders

Consolidated benefits to policyholders is primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.

•

Claims experience. The predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid.

•

Assumptions used to establish related reserves. The assumptions used to establish the related reserves reflect expected claims incidence and severity, and the discount rate. The discount rate is affected by the new money investment interest rates and the overall portfolio yield. See “Critical Accounting Policies and Estimates—Reserves.”

•

Growth of our in force block. The benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth.

•	Current estimates for future benefits on life-contingent annuities.

The following table sets forth benefits to policyholders by segment:

	Three Months Ended September 30,			Nine Months Ended .September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)
Benefits to policyholders:
Insurance Services	$379.6	$374.7	1.3%	$1,169.4	$1,155.1	1.2%
Asset Management	21.3	21.0	1.4	38.3	37.9	1.1

Total benefits to policyholders	$400.9	$395.7	1.3%	$1,207.7	$1,193.0	1.2%

The increase in benefits to policyholders for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to elevated premium levels resulting from higher sales for the first six months of 2010 compared to the first six months of 2009. The increase for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to elevated group long term disability insurance incidence rates for the second quarter of 2010. In addition, benefits to policyholders for the first nine months of 2009 included approximately $18 million of additional individual disability insurance reserves recorded during the first quarter of 2009 from the termination of reinsurance on certain reinsured policies and claims. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders.”

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) in the Asset Management segment and interest paid on life insurance proceeds on deposit in the Insurance Services segment.

Interest credited is primarily affected by the following factors:

•	Growth in general account assets under management.

•	Growth in individual fixed-rate annuity liabilities.

•	Changes in new investment interest rates and overall portfolio yield, which influence our interest-crediting rate for our customers.

•	Changes in customer retention.

•

Changes in the fair value of the index-based interest guarantees. These changes may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility. See “Business Segments—Asset Management Segment—Benefits and Expenses—Interest Credited” for information regarding the interest credited on our indexed annuity product.

The following table sets forth interest credited and associated key indicators:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Interest credited	$44.1	$40.5	8.9%	$116.6	$110.4	5.6%

Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$5.5	$3.7	48.6%	$3.1	$1.6	93.8%
Average individual annuity assets under administration	2,567.5	2,281.0	12.6	2,500.5	2,190.5	14.2

The increases in interest credited for the third quarter and first nine months of 2010 compared to the same periods in 2009 primarily reflected growth in our average individual annuity assets under administration and increases in the contribution from the change in fair value of the index-based interest guarantees.

Operating Expenses

The following table sets forth operating expenses and costs incurred during our 2009 operating expense reduction initiatives:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Operating expenses	$108.5	$110.2	(1.5)%	$334.8	$358.8	(6.7)%
Pre-tax costs related to operating expense reduction initiatives	—	3.2	(100.0)	—	17.6	(100.0)

The decreases in operating expenses for the third quarter and first nine months of 2010 compared to the same periods in 2009 were primarily related to the completion of our 2009 operating expense reduction initiatives and the ongoing cost savings in 2010 resulting from those initiatives. These cost savings were primarily reflected in the Asset Management segment. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, growth in assets under administration and the profitability of the business in each of our segments.

The following table sets forth commissions and bonuses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Commissions and bonuses	$51.5	$50.5	2.0%	$154.6	$153.9	0.5%

The increase in commissions and bonuses for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to an increase in our Insurance Services segment sales. The increase in commissions and bonuses for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to an increase in our Insurance Services segment sales, partially offset by a change in our individual annuity product mix.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Intangibles

We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our intangibles, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of approximately 9.3 years. The amortization for the individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

The following table sets forth the net increase in DAC, VOBA and intangibles:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Net increase in DAC, VOBA and intangibles	$(7.7)	$(3.7)	(108.1)%	$(20.6)	$(14.5)	(42.1)%

The net increase in DAC, VOBA and intangibles for the third quarter of 2010 compared to the third quarter of 2009 is due to an increase in deferrals in our individual disability business resulting from higher sales in the third quarter of 2010, as well as elevated amortization in the third quarter of 2009 related to the timing of certain contract renewals. Also contributing to the increase in net deferrals was higher sales in the group insurance businesses during the first six months of 2010 and strong customer retention. The net increase in DAC, VOBA and intangibles for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to an increase in deferrals in our group insurance businesses resulting from higher sales.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Combined federal and state effective income tax rates	33.6%	33.6%	33.7%	33.6%

During the first quarter of 2010, the 2010 Health Care Act as amended by the 2010 Health Care Reconciliation Act became law. Included among the provisions of the law is a change in the tax treatment of the Medicare Part D subsidy, which we participate in as a part of our postretirement medical plan. This change in the law resulted in additional tax expense of $1.0 million, which increased our effective tax rate for the first nine months of 2010 by 0.5%. The change in tax treatment for the subsidy was recorded in the first quarter of 2010 and will affect the tax rate for 2010 but will not have a similar effect on the tax rate in future years.

During the first nine months of 2010, capital losses due to increased foreclosures and the acceptance of deeds in lieu of foreclosure on commercial mortgage loans resulted in a decrease in the average effective state income tax rate, offsetting the increase for the first quarter of 2010 as discussed above.

At September 30, 2010, the years open for audit by the Internal Revenue Service (“IRS”) were 2007 through 2009.

Business Segments

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including costs incurred during our 2009 operating expense reduction initiatives, net capital gains and losses and adjustments made in consolidation.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Insurance Services	84.0%	84.3%	85.7%	86.3%
Asset Management	16.0	15.7	14.3	13.7

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Premiums	$514.2	$501.9	2.5%	$1,544.2	$1,561.0	(1.1)%
Total revenues	601.6	588.5	2.2	1,803.6	1,819.1	(0.9)
Income before income taxes	94.3	84.3	11.9	241.6	271.2	(10.9)
Sales (annualized new premiums)	66.4	65.7	1.1	273.3	212.2	28.8
Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	74.1%	74.9%		76.0%	74.2%
Group insurance	75.5	76.3		77.2	75.4
Individual disability	58.1	58.3		61.8	61.8
Operating expense ratio (% of premiums)	15.8	16.0		16.1	15.9

Income before income taxes increased for the third quarter of 2010 compared to the third quarter of 2009 primarily due to favorable claims experience and higher premiums. Income before income taxes decreased for the first nine months of 2010 compared to the first nine months of 2009 primarily reflecting less favorable claims experience and lower premiums.

Revenues

Revenues for the Insurance Services segment are driven primarily by growth in Insurance Services premiums. The increase in revenues for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to increased premiums in our group insurance businesses. Revenues for the first nine months of 2010 decreased compared to the first nine months of 2009 primarily due to lower premiums in our group insurance businesses and a single premium of approximately $18 million received in the first quarter of 2009 related to the termination of reinsurance on certain individual disability reinsured policies and claims.

Premiums

The primary factors that affect premiums for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance businesses derived from existing group policyholders’ employment and wage rate growth. Premium levels can also be influenced by ERRs. ERRs represent a cost sharing arrangement with certain group contract holders that provides refunds to the contract holders when claims experience is better than contractual benchmarks, and provides for additional premiums to be paid when claims experience is below the contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)
Premiums:
Group life and AD&D	$210.9	$202.3	4.3%	$625.5	$620.5	0.8%
Group long term disability	200.6	203.0	(1.2)	599.3	621.7	(3.6)
Group short term disability	50.8	51.4	(1.2)	152.1	157.0	(3.1)
Group other	20.3	19.9	2.0	61.1	59.6	2.5
Experience rated refunds	(9.9)	(14.0)	29.3	(16.2)	(33.7)	51.9

Total group insurance	472.7	462.6	2.2	1,421.8	1,425.1	(0.2)
Individual disability	41.5	39.3	5.6	122.4	135.9	(9.9)

Total premiums	$514.2	$501.9	2.5%	$1,544.2	$1,561.0	(1.1)%

Key indicators of premiums:
Total premiums excluding ERRs	$524.1	$515.9	1.6%	$1,560.4	$1,594.7	(2.2)%
Group insurance sales (annualized new premiums) reported at contract effective date	59.7	59.7	—	257.5	194.8	32.2
Individual disability sales (annualized new premiums).	6.7	6.0	11.7	15.8	17.4	(9.2)

The increase in group insurance premiums for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to higher sales from the first six months of 2010 compared to the first six months of 2009. Also contributing to increased premium levels for the third quarter of 2010 was a reduction in the premium offset of ERRs.

The decrease in group insurance premiums for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to a few large case terminations in the first nine months of 2009 and a lack of organic growth reflecting negative employment growth and lower wage growth. The decrease in individual disability premiums for the first nine months of 2010 was primarily related to a single premium of approximately $18 million received in the first quarter of 2009 related to the termination of reinsurance on certain individual disability reinsured policies and claims. The premiums received in these terminations of reinsurance were offset by approximately $18 million in additional reserves assumed.

Sales.     Sales of our group insurance products reported as annualized new premiums for the third quarter of 2010 remained consistent with the third quarter of 2009 and increased for the first nine months of 2010 compared to the first nine months of 2009, reflecting continued strong customer interest for our product and service enhancements.

Persistency.     Persistency is reported annually. Premium growth for the third quarter and first nine months of 2010 was affected by large case terminations in the first nine months of 2009.

Organic Growth.     A portion of our premium growth in our group insurance in force business is affected by employment and wage rate growth. Organic growth is also affected by changes in price per insured and the average age of employees. Unfavorable economic conditions have resulted in high unemployment levels, and have negatively affected both wage and job growth since the second half of 2008, adversely affecting the organic growth in our group insurance businesses. Premiums for the third quarter and first nine months of 2010 continued to reflect these negative effects on organic growth as a result of negative employment growth and lower wage growth in our existing customer base.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Net investment income	$84.8	$84.5	0.4%	$252.5	$252.0	0.2%

Net investment income is primarily affected by changes in levels of invested assets and interest rates. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Benefits to policyholders is primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.

•

Claims experience. The predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid.

•

Assumptions used to establish related reserves. The assumptions used to establish the related reserves reflect claims incidence and severity, and the discount rate. The discount rate is affected by the new money investment interest rates and the overall portfolio yield. See “Critical Accounting Policies and Estimates—Reserves.”

•

Growth of our in force block. The benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth.

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)
Benefits to policyholders, including interest credited	$381.0	$375.8	1.4%	$1,173.2	$1,159.0	1.2%
Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	74.1%	74.9%		76.0%	74.2%
Group insurance	75.5	76.3		77.2	75.4
Individual disability	58.1	58.3		61.8	61.8

The increase in Insurance Services benefits to policyholders (including interest credited) for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to elevated premium levels resulting from higher sales for the first six months of 2010 compared to the first six months of 2009. This increase was partially offset by a lower benefit ratio driven by more favorable claims experience for the third quarter of 2010 compared to the third quarter of 2009, and a slightly higher discount rate used for the third quarter of 2010 compared to the third quarter of 2009 to establish reserves on newly incurred long term disability claims. The increase for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to elevated group long term disability insurance incidence rates for the second quarter of 2010. In addition, benefits to policyholders for the first nine months of 2009 included approximately $18 million of additional individual disability insurance reserves recorded during the first quarter of 2009 from the termination of reinsurance on certain reinsured policies and claims.

The group insurance benefit ratio for both the third quarter and first nine months of 2010 was within our estimated annual range for 2010 of 73.6% to 78.3%. Group insurance claims experience and the corresponding benefit ratio can fluctuate widely from quarter to quarter, but will be more stable when measured on an annual basis.

We generally expect the individual disability benefit ratio to trend down over the long term to reflect growth in the business outside of the large block of individual disability business assumed in 2000 from Minnesota Life, and we expect there to be a corresponding shift in revenues from net investment income to premiums. The anticipated general decrease in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009
Discount rate	5.00%	5.00%	4.75%

The discount rate remained unchanged from the second quarter of 2010 despite the low interest rate environment. Our 12 month average new money investment rate remained favorable due to higher commercial mortgage loan originations. As a result, the 12 month portfolio margin for the third quarter of 2010 was 49 basis points, which was an increase from 46 basis points for the second quarter of 2010.

The discount rate is based on the average rate we receive on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. Based on our current size, every 25 basis point decrease in the discount rate would result in an increase of approximately $2 million per quarter of benefits to policyholders. We do not adjust group insurance premium rates based on short term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment and lower commercial mortgage loan investments in future quarters could result in future reductions to the discount rate. Currently, the margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at September 30, 2010 was 41 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Operating expenses	$81.1	$80.2	1.1%	$248.9	$247.7	0.5%

The increases in Insurance Services operating expenses for the third quarter and first nine months of 2010 compared to the same periods in 2009 were primarily due to costs associated with several new customer service programs implemented in 2010. This was mostly offset by a decrease in lease obligations and compensation related expenses resulting from our 2009 operating expense reduction initiatives and the ongoing cost savings in 2010 resulting from those initiatives.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$18.6	$18.4	1.1%	$29.0	$30.0	(3.3)%
Administrative fees	30.3	29.1	4.1	90.8	83.2	9.1
Net investment income	65.9	61.9	6.5	181.2	174.5	3.8

Total revenues	$114.8	$109.4	4.9%	$301.0	$287.7	4.6%

Income before income taxes	$15.0	$11.0	36.4%	$40.4	$23.2	74.1%

Sales (Individual annuity deposits)	95.7	93.2	2.7	269.6	317.9	(15.2)

Interest credited (% of net investment income):
Retirement plans	57.1%	56.9%		57.1%	57.4%
Individual annuities	75.6	73.4		71.3	70.4

Retirement plans annualized operating expenses (% of average assets under administration)	0.60	0.61		0.58	0.64

	At September 30,
	2010	2009	Percent Change
	(Dollars in millions)
Assets under administration:
Retirement plans general account	$1,573.8	$1,520.3	3.5%
Retirement plans separate account	4,398.7	3,990.6	10.2

Total retirement plans insurance products	5,972.5	5,510.9	8.4
Retirement plans trust products	8,722.5	10,871.4	(19.8)
Individual annuities	2,610.1	2,324.3	12.3
Commercial mortgage loans for other investors	2,645.2	2,538.3	4.2
Private client wealth management	1,179.7	691.7	70.6

Total assets under administration	$21,130.0	$21,936.6	(3.7)%

Income before income taxes increased for the third quarter and first nine months of 2010 compared to the same periods in 2009 primarily due to an increase in net investment income, an increase in administrative fee revenues and reduced operating expenses resulting from the implementation of our 2009 operating expense reduction initiatives.

Revenues

Revenues for the Asset Management segment include retirement plan trust product administration fees, fees on equity investments held in separate account assets and private client wealth management assets under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders.

The increase in revenues for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to increased net investment income resulting from an increase in average invested assets as well as improved equity market performance during the third quarter of 2010. The increase in revenues for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to an increase in administrative fee revenues and net investment income.

Premiums

Premiums for the Asset Management segment are generated from the sale of life-contingent annuities, which are primarily a single-premium product. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Premiums for the segment can vary significantly from quarter to quarter due to our limited presence in this market, low sales volume of life-contingent annuities and the varying size of single premiums. Increases or decreases in premiums for life-contingent annuities generally correlate with corresponding increases or decreases in benefits to policyholders.

The following table sets forth premiums by line of business for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Dollar Change	2010	2009	Dollar Change
	(In millions)
Premiums:
Retirement plans	$0.9	$0.2	$0.7	$1.0	$0.5	$0.5
Individual annuities	17.7	18.2	(0.5)	28.0	29.5	(1.5)

Total premiums	$18.6	$18.4	$0.2	$29.0	$30.0	$(1.0)

Administrative Fee Revenues

Administrative fee revenues for the Asset Management segment include asset-based and plan-based fees related to our retirement plans investment advisory businesses and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fee revenues is the level of assets under administration for retirement plans, which is driven by equity market performance and asset growth due to new net customer deposits. Assets under administration that produce administrative fee revenues include retirement plan separate account, retirement plan trust products, individual fixed annuities, private client wealth management and commercial mortgage loans under administration for other investors.

The following table sets forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Retirement plans	$23.3	$22.7	2.6%	$69.5	$64.3	8.1%
Other financial services business	7.0	6.4	9.4	21.3	18.9	12.7

Total administrative fee revenues	$30.3	$29.1	4.1%	$90.8	$83.2	9.1%

	At September 30,
	2010	2009	Percent Change
	(Dollars in millions)
Key indicators of administrative fee revenues:
Assets under administration:
Retirement plan separate account	$4,398.7	$3,990.6	10.2%
Retirement plan trust products	8,722.5	10,871.4	(19.8)
Commercial mortgage loans for other investors	2,645.2	2,538.3	4.2
Private client wealth management	1,179.7	691.7	70.6

The increase in administrative fee revenues for the third quarter and first nine months of 2010 compared to the same periods of 2009 was primarily due to the effect of improved equity market performance on our retirement plan assets under administration, higher commercial mortgage loans under administration and higher private client wealth management assets under administration. These increases occurred despite a decrease in retirement plan trust assets under administration. The decline in retirement plan trust assets under administration was primarily due to the termination of a few large trust retirement plans in the first six months of 2010 that did not meet our profitability objectives. The administrative fee revenues generated from these terminated plans were not sensitive to equity market performance and therefore, did not significantly affect our 2010 administrative fee revenues.

Net Investment Income

The following table sets forth net investment income and associated key indicators for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)
Net investment income:
Retirement plans	$21.7	$21.8	(0.5)%	$64.8	$64.1	1.1%
Individual annuities	40.1	36.8	9.0	106.3	99.0	7.4
Other financial services business	4.1	3.3	24.2	10.1	11.4	(11.4)

Total net investment income	$65.9	$61.9	6.5%	$181.2	$174.5	3.8%

Key indicators of net investment income:
Average assets under administration:
Retirement plan general account	$1,565.5	$1,536.1	1.9%	$1,557.0	$1,500.1	3.8%
Individual annuities	2,567.5	2,281.0	12.6	2,500.5	2,190.5	14.2

Contribution from the change in fair value of the S&P 500 index options	4.0	3.3	21.2	1.3	3.4	(61.8)
Commercial mortgage loan originations	330.4	98.7	234.8	671.7	562.2	19.5

Portfolio yields:
Fixed maturity securities—available-for-sale	5.35%	5.52%		5.35%	5.52%
Commercial mortgage loans	6.46	6.44		6.46	6.44

The increase in net investment income for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to an increase in average individual annuity assets under administration and comparatively higher average yields in our commercial mortgage loan portfolio. In addition, the contribution from the change in fair value of our S&P 500 index options increased. Partially offsetting these increases was a decline in the portfolio yield for fixed maturity securities available-for-sale. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments” for further derivatives disclosure.

The increase in net investment income for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to an increase in average individual annuity assets under administration, which primarily resulted from individual annuity sales, and an increase in average retirement plan general account assets under administration. Also contributing to the increase was higher average yields in our commercial mortgage loan portfolio. Partially offsetting these increases, was a decrease in the contribution from the change in fair value of our S&P 500 index options and a decline in the portfolio yield for fixed maturity securities available-for-sale. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments” for further derivatives disclosure. The increases in commercial mortgage loan originations for the comparative periods were primarily the result of increased activity in the commercial real estate market.

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

The following table sets forth benefits to policyholders for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Benefits to policyholders	$21.3	$21.0	1.4%	$38.3	$37.9	1.1%

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Interest credited	$42.7	$39.4	8.4%	$112.8	$106.5	5.9%

Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$5.5	$3.7	48.6%	$3.1	$1.6	93.8%

The increases in interest credited for the third quarter and first nine months of 2010 compared to the same periods in 2009 were primarily due to growth in our individual fixed-rate annuity assets under administration and increases in the contribution from the change in fair value of the index-based interest guarantees. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 6—Derivative Financial Instruments” for further derivatives disclosure.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Operating expenses	$28.8	$30.9	(6.8)%	$89.2	$95.9	(7.0)%

The decreases in Asset Management operating expenses for the third quarter and first nine months of 2010 compared to the same periods in 2009 were due to decreases in lease obligations and compensation related expenses resulting from our 2009 operating expense reduction initiatives and the ongoing cost savings in 2010 resulting from those initiatives.

Other

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, interest on debt, unallocated expenses including costs incurred during our 2009 operating expense reduction initiatives, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results for the Other category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)

Loss before income taxes	$(39.7)	$(5.1)	$(75.5)	$(70.0)
Pre-tax costs related to operating expense reduction initiatives	—	3.2	—	17.6

The increases in losses before income taxes for the third quarter and first nine months of 2010 compared to the same periods of 2009 were primarily due to higher net capital losses.

Net Capital Gains (Losses)

Net capital gains and losses generally do not occur in regular patterns and primarily occur as a result of OTTI of assets in our bond portfolio, from additional provisions in our commercial mortgage loan loss allowance, from losses recognized due to the impairment of real estate and from sales of our assets for more or less than amortized cost.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Net capital gains (losses):
Fixed maturity securities—available-for-sale	$3.1	$7.1	$11.9	$(14.3)
Commercial mortgage loans	(13.4)	(3.7)	(42.6)	(13.5)
Real estate held for investment	—	—	1.1	—
Real estate owned	(16.7)	—	(17.2)	—
Other	(2.6)	—	(2.7)	—

Total net capital gains (losses)	$(29.6)	$3.4	$(49.5)	$(27.8)

Key components of net capital gains and losses:
Additional provision in our commercial mortgage loan loss allowance	$13.7	$3.9	$43.4	$14.3
Other than temporary impairment	0.6	2.3	0.7	5.7

Net capital losses recognized for the third quarter of 2010 were primarily related to impairments on properties acquired during the second quarter of 2010 from a single borrower and additional provisions in our commercial mortgage loan loss allowance. The impairment resulted from the receipt of independent appraisals on 62 properties during the third quarter of 2010. These net capital losses were partially offset by net capital gains from the sale of certain fixed maturity securities. Net capital gains for the third quarter of 2009 were primarily due to net capital gains related to the sale of certain fixed maturity securities which were partially offset by additional provisions in our commercial mortgage loan loss allowance.

Net capital losses for the first nine months of 2010 were primarily related to additional provisions in our commercial mortgage loan loss allowance related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010. Capital losses were also recognized due to impairments on properties resulting from the receipt of independent appraisals on 62 properties during the third quarter of 2010. These losses were partially offset by net capital gains from sales of certain fixed maturity securities. During the second quarter of 2010, we acquired the properties from the single borrower as real estate through acceptance of deeds in lieu of foreclosure. We received independent appraisals on all the properties from a single borrower during the third quarter of 2010, and as a result, we recorded additional net capital losses. Net capital losses for the first nine months of 2009 were primarily due to additional provisions in our commercial mortgage loan loss allowance, $8.6 million from the sale of fixed maturity securities related to holdings in financial institutions, including holdings of certain insurance companies that were downgraded by rating agencies during the first nine months of 2009, and fixed maturity securities OTTI. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at September 30, 2010.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities available-for-sale and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds without make-whole provisions as a percentage of our fixed maturity security investments were 2.3% at September 30, 2010. Since 2001, it has been our practice to originate commercial mortgage loans containing a provision requiring the borrower to pay a prepayment fee to assure that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 98% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flow in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $262.7 million for the first nine months of 2010, compared to $323.7 million for the first nine months of 2009.

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

Net cash used in investing activities was $367.4 million and $720.2 million for the first nine months of 2010 and 2009, respectively. The decrease in net cash used in investing activities from the first nine months of 2010 compared to the first nine months of 2009 was primarily due to lower net purchases of fixed maturity securities.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and approximately 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At September 30, 2010, our portfolio consisted of 58.2% fixed maturity securities, 39.9% commercial mortgage loans and 1.9% real estate.

Fixed Maturity Securities Available-for-Sale

We believe that we maintain prudent diversification across industries, issuers and maturities. We have avoided the types of structured products that do not meet an adequate level of transparency for good decision making. Our corporate bond industry diversification targets are based on the Bank of America Merrill Lynch U.S. Corporate Master Index, which is reasonably reflective of the mix of issuers broadly available in the market. We also target a specified level of government, agency and municipal securities in our portfolio for credit quality and additional liquidity. Our fixed maturity securities below investment grade are primarily managed by a third party.

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

The following table sets forth fixed maturity securities and associated key indicators:

	September 30, 2010	December 31, 2009	Percent Change
	(Dollars in millions)

Fixed maturity securities—available-for-sale	$6,509.2	$6,167.3	5.5%
Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A	A

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.2%	5.4%
Managed by a third party	$290.5	$257.8	12.7%

Fixed maturity securities on our watch list:
Fair value	5.1	19.6	(74.0)
Amortized cost after OTTI	5.6	26.0	(78.5)

Gross unrealized capital gains in our fixed maturity securities portfolio	575.4	284.8	102.0
Gross unrealized capital losses in our fixed maturity securities portfolio	3.5	41.1	(91.5)

We recorded OTTI of $0.6 million and $0.7 million for the third quarter and first nine months of 2010, respectively. We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at September 30, 2010.

Commercial Mortgage Loans

StanCorp Mortgage Investors, LLC originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

The following table sets forth commercial mortgage loan originations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Commercial mortgage loan originations	$330.4	$98.7	234.8%	$671.7	$562.2	19.5%

The increases in originations were primarily due to increased activity in the commercial real estate market. The level of commercial mortgage loan originations in any period is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

The following table sets forth commercial mortgage loan servicing data:

	September 30, 2010	December 31, 2009	Percent Change
	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$4,464.2	$4,279.8	4.3%
For other institutional investors	2,645.2	2,588.8	2.2

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	7.4	7.5	(1.3)

The estimated average loan-to-value ratio for the overall portfolio was approximately 68% at September 30, 2010. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at September 30, 2010. We have the contractual ability to pursue full personal recourse on approximately 72% of our loans and partial personal recourse on a majority of the remaining loans. The average capitalization rate for the portfolio at September 30, 2010 was approximately 9%. Capitalization rates are used internally to value our commercial mortgage loan portfolio.

At September 30, 2010, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our largest concentration of commercial mortgage loan property type was retail properties and primarily consisted of convenience related properties in strip malls, convenience stores and restaurants.

The following table sets forth our commercial mortgage loan portfolio by property type and by geographic region within the U.S.:

	September 30, 2010	December 31, 2009
Commercial mortgage loan portfolio by property type:
Retail	48.0%	48.3%
Office	19.2	18.7
Industrial	18.3	18.1
Hotel/motel	6.9	7.6
Commercial	4.0	4.1
Apartment and agricultural	3.6	3.2

Commercial mortgage loan portfolio by geographic region:
Western	46.9%	46.7%
Eastern	27.3	28.7
Central	25.8	24.6

The following table sets forth the geographic concentration of commercial mortgage loans by state:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in millions)

California	$1,232.1	27.5%	$1,153.0	26.9%
Texas	485.2	10.9	445.1	10.4
Georgia	263.0	5.9	239.4	5.6
Florida	236.5	5.3	299.4	7.0
Other	2,251.2	50.4	2,147.9	50.1

Total commercial mortgage loans	$4,468.0	100.0%	$4,284.8	100.0%

Through our concentration of commercial mortgage loans in California, we are exposed to potential losses from an economic downturn in California as well as certain catastrophes, such as earthquakes and fires that may affect certain areas of the western region. We require borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. We diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and consistent with our experience in other states. In addition, when we underwrite new loans, we do not require earthquake insurance for the properties. However, we do consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in the western region to have a material adverse effect on our business, financial position, results of operations or cash flows. Currently, our California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. Due to the concentration of commercial mortgage loans in California, a continued economic decline in California could have a material adverse effect on our business, financial position, results of operations or cash flows. See Part II, Item 1A, “Risk Factors.”

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2010, we had outstanding commitments to fund commercial mortgage loans totaling $134.3 million, with fixed interest rates ranging from 5.125% to 7.25%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	September 30, 2010	December 31, 2009	Percent Change
	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$19.0	$17.3	9.8%
Delinquency rate	0.42%	0.40%
In process of foreclosure	$11.0	$6.2	77.4%

Restructured commercial mortgage loans	65.9	28.7	129.6

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in millions)

Number of loans	7	9	(2)	82	15	67
Book value	$6.7	$8.3	$(1.6)	$105.1	$14.0	$91.1
Real estate acquired	3.6	4.1	(0.5)	94.3	8.3	86.0

Real estate owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as independent appraisals are received. Real estate acquired during the third quarter of 2010 decreased slightly from the third quarter of 2009. The increase in real estate acquired during the first nine months of 2010 compared to the first nine months of 2009 was primarily related to our acceptance of deeds in lieu of foreclosure from a single borrower in the second quarter of 2010. For the third quarter and first nine months of 2010, we recorded capital losses of $16.9 million and $17.6 million, respectively, primarily due to impairments recognized on real estate owned. These capital losses were primarily related to the receipt of independent appraisals during the third quarter of 2010 on 62 properties we acquired during the second quarter of 2010 from a single borrower.

See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth the commercial mortgage loan loss allowance provisions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Dollar Change	2010	2009	Dollar Change
	(In millions)

Balance at beginning of the period	$27.1	$15.3	$11.8	$19.6	$6.8	$12.8
Provisions	13.7	3.9	9.8	43.4	14.3	29.1
Charge offs, net	(4.0)	(3.2)	(0.8)	(26.2)	(5.1)	(21.1)

Balance at end of the period	$36.8	$16.0	$20.8	$36.8	$16.0	$20.8

The increase in the provisions for the commercial mortgage loan loss allowance for the third quarter of 2010 compared to the same period in 2009 was primarily due to increases in the provisions on restructured and sixty-day delinquent commercial mortgage loans during the third quarter of 2010. The increase in the provisions for the commercial mortgage loan loss allowance for the first nine months of 2010 compared to the same period in 2009 was primarily related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010. The increase to charge offs for the first nine months of 2010 compared to the same period in 2009 was primarily related to the acceptance of deeds in lieu of foreclosure on commercial mortgage loans related to a single borrower during the second quarter of 2010.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2010	December 31, 2009	Dollar Change
	(In millions)

Impaired commercial mortgage loans with specific allowances for losses	$58.9	$28.5	$30.4
Impaired commercial mortgage loans without specific allowances for losses	7.6	1.9	5.7
Specific allowance for losses on impaired commercial mortgage loans, end of the period.	(20.3)	(6.5)	(13.8)

Net carrying value of impaired commercial mortgage loans	$46.2	$23.9	$22.3

Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. The increase in the impaired commercial mortgage loans at September 30, 2010 compared to December 31, 2009 was primarily due to an increase in restructured and sixty-day delinquent commercial mortgage loans that were not performing to the contractual terms of the loan agreements.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Dollar Change	2010	2009	Dollar Change
	(In millions)

Average recorded investment	$63.5	$24.0	$39.5	$74.9	$13.9	$61.0

Interest income is recorded in net investment income. The Company continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. The amount of interest income recognized on impaired commercial mortgage loans was $0.5 million and $0.1 million for the third quarters of 2010 and 2009, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $0.4 million and $0.1 million for the third quarters of 2010 and 2009, respectively.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $137.8 million and $321.9 million for the first nine months of 2010 and 2009, respectively. The decrease in funds provided by financing cash flows for the comparative periods was primarily due to an increase in cash used to repurchase shares of common stock and a reduction in the level of new individual annuity deposits, resulting in a smaller increase of policyholder deposits net of withdrawals. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a $200 million senior unsecured revolving credit facility (“Facility”). The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. Borrowings under the Facility will continue to be used to provide for working capital, for issuance of letters of credit and for our general corporate purposes.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and our consolidated net worth. Under the two financial covenants, we are required to maintain a debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities available-for-sale that are held in accumulated other comprehensive income (loss). At September 30, 2010, we had a debt to total capitalization ratio of 24.9% and consolidated net worth of $1.68 billion as defined by the financial covenants. We believe we will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2010, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

We have $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October.

We have $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is non-callable for the first 10 years (prior to June 1, 2017) and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable after year 10 (on or after June 1, 2017) and only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month London Interbank Offered Rate plus 2.51%. We have the option to defer interest payments for up to five years. We have not deferred interest on the Subordinated Debt. We used the proceeds from the sale of the Subordinated Debt primarily to repurchase shares of common stock and to fund the acquisition by StanCorp Real Estate, LLC (a wholly owned subsidiary) of certain real estate assets from Standard.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our insurance subsidiaries’ target is generally to maintain capital at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated capital at 335% of the Company Action Level RBC at September 30, 2010. At September 30, 2010, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.31 billion.

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

In February 2010, the board of directors approved dividends from Standard of up to $200 million during 2010. In August 2010, the board of directors approved additional dividends from Standard of $44 million, for a total of up to $244 million in approved dividends during 2010. The total approved dividend amount for 2010 is not in excess of the current statutory limitations under the Oregon Insurance Division and we therefore do not have to seek approval from the Oregon Insurance Division for the 2010 approved dividend amount.

Standard paid ordinary cash dividends to StanCorp of $40.0 million for the third quarters of both 2010 and 2009. Standard paid ordinary cash dividends to StanCorp of $189.0 million and $115.0 million in the first nine months of 2010 and 2009, respectively.

Dividends to Shareholders

The declaration and payment of dividends to shareholders in the future is subject to the discretion of our board of directors. It is anticipated that annual dividends to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on dividends from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the board of directors. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999. In the fourth quarter of 2009, StanCorp paid an annual cash dividend of $0.80 per share, totaling $38.9 million.

Share Repurchases

On February 8, 2010, our board of directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock. The February 2010 repurchase program took effect upon the completion of the previous share repurchase program and expires on December 31, 2011. As of September 30, 2010, we had 2.4 million shares remaining under our current share repurchase authorizations. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (the “Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, other potential growth opportunities or priorities for capital use. We also acquire shares of common stock from executive officers and directors to cover tax liabilities of those officers and directors upon the release of performance-based and retention-based shares. Repurchases are made at market prices on the transaction date.

The following table sets forth share repurchases activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions except per share data unless otherwise indicated)
Share repurchases:
Shares repurchased (in millions)	0.9	—	2.0	—
Cost of share repurchases	$35.6	$—	$79.9	$—
Volume weighted-average price per common share	38.11	—	40.22	—

Shares remaining under repurchase authorizations (in millions)	2.4	0.9	2.4	0.9

Shares acquired to cover tax liabilities:
Shares acquired	—	—	8,613	5,584
Cost of share repurchases	$—	$—	$0.4	$0.2
Volume weighted-average price per common share	—	—	43.01	31.34

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

Standard’s financial strength ratings as of October 2010 were:

S&P	Moody’s	A.M. Best
AA- (Very Strong)	A1 (Good)	A (Excellent)(1)
4th of 20 ratings	5th of 21 ratings	3rd of 13 ratings
Outlook: Stable	Outlook: Stable	Outlook: Stable

(1)	Also includes The Standard Life Insurance Company of New York

Credit ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

Our debt ratings and issuer credit ratings as of October 2010 were:

	S&P	Moody’s	A.M. Best
StanCorp debt ratings:
Senior Notes	A-	Baa1	bbb+
Subordinated Debt	BBB	Baa2	bbb-

Issuer credit ratings:
Standard	AA-	—	a+(1)
StanCorp	A-	—	bbb+
Outlook	Stable	Stable	Stable

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

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 12—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitment fees, “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2008, through September 30, 2010, aggregated $0.9 million. At September 30, 2010, we maintained a reserve of $0.8 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Statutory Results	$90.1	$88.9	1.3%	$241.5	$276.4	(12.6)%
Adjusted GAAP Results	99.2	86.8	14.3	256.0	252.2	1.5

Difference	$(9.1)	$2.1	(533.3)%	$(14.5)	$24.2	(159.9)%

The increase in Statutory Results for the third quarter of 2010 compared to the third quarter of 2009 was due to the increase in premiums for the group life business. The widening of the spread between Statutory Results and Adjusted GAAP Results for the third quarter of 2010 was due to an increase in DAC for the individual disability business. DAC is expensed immediately on a statutory basis, but is deferred and amortized on a GAAP basis.

The decrease in Statutory Results for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to elevated group long term disability incidence rates and a lower statutory valuation rate. The narrowing of the spread between Statutory Results and Adjusted GAAP Results for the first nine months of 2010 was due to the deferral of capital gains subject to the interest maintenance reserve on a statutory basis and the increase in reserves for the group disability business.

The following table sets forth statutory capital and the associated asset valuation reserve:

	September 30, 2010	December 31, 2009	Percent Change
	(Dollars in millions)
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,312.4	$1,332.9	(1.5)%
Asset valuation reserve	99.2	89.7	10.6

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

If it is determined an OTTI exists, we separate the OTTI of debt securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income. The cost basis of the fixed maturity security is permanently adjusted to reflect the credit related impairment. Once an impairment charge has been recorded, we continue to review the OTTI securities for further potential impairment.

At September 30, 2010, fixed maturity securities on our watch list totaled $5.1 million in fair value and $5.6 million in amortized cost after OTTI had been taken. We recorded OTTI related to credit loss due to impairments of $0.6 million for the third quarter and $0.7 million for the first nine months of 2010, compared to credit loss due to impairments of $2.3 million and $5.7 million for the third quarter and first nine months of 2009, respectively. We recorded no OTTI related to noncredit loss for the third quarter and first nine months of 2010 and 2009. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Investment Securities” for further disclosures.

We will continue to evaluate our holdings, however, we currently expect the fair values of our investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of our fixed maturity securities significantly decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

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

We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at September 30, 2010. Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 7—Fair Value of Financial Instruments,” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

Commercial Mortgage Loans

Commercial mortgage loans are stated at amortized cost less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. An impaired loan is a loan that is not performing to the contractual terms of the loan agreement. Generally when a loan is considered to be impaired, a specific allowance for losses is recorded. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. In addition, for impaired commercial mortgage loans, we evaluate the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur, the loan-to-value ratio and other quantitative information we have concerning the loan. Portions of loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

All Other Investments

Investments, excluding fixed maturity securities available-for-sale and commercial mortgage loans, include real estate held for investment, real estate owned, derivative financial instruments and policy loans. Capital gains and losses for these investments are recognized using the specific identification method.

Real estate held for investment is stated at cost less accumulated depreciation. Generally, we depreciate this real estate using the straight-line depreciation method with property lives varying from 30 to 40 years. We record impairments when it is determined that the decline in fair value of the investment below its amortized cost is other than temporary. The impairment loss is charged to net capital losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

Real estate owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as independent appraisals are received. Real estate owned is considered an investment held for sale. If the real estate owned is not sold within one year from acquisition, we will begin to depreciate the properties.

For any real estate expected to be sold, an impairment charge is recorded if we do not expect the investment to recover its amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the investment for further potential impairment. If the fair value of the investment later recovers, we are not permitted to write the asset back up to its historical cost.

Total real estate increased $96.0 million to $209.5 million at September 30, 2010 compared to December 31, 2009. Real estate held for investment increased primarily due to additional investments in low income housing during the first nine months of 2010. Real estate owned increased due to $94.3 million of real estate acquired through acceptance of deeds in lieu of foreclosure on commercial mortgage loans primarily related to a single borrower. The increase in real estate owned was partially offset by capital losses of $17.6 million recorded during the first nine months of 2010 primarily due to impairments recognized on real estate owned. These capital losses were primarily related to the receipt of independent appraisals during the third quarter of 2010 on 62 properties we acquired from a single borrower in the second quarter of 2010.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	September 30, 2010	December 31, 2009	Percent Change
	(Dollars in millions)

DAC	$263.3	$252.6	4.2%
VOBA	29.0	30.4	(4.6)
Other intangible assets	52.6	55.8	(5.7)

Total DAC, VOBA and other intangible assets	$344.9	$338.8	1.8%

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

VOBA primarily represents the discounted future profits of blocks of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota

Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits up to 20 years. The accumulated amortization of VOBA was $59.8 million and $58.4 million at September 30, 2010 and December 31, 2009, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in millions)

DAC	$54.3	20.6%	$64.0	25.3%
VOBA	7.5	25.9	7.6	25.0

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

•	Amounts of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	(Dollars in millions)

Decrease to DAC and VOBA	$(0.4)	$(0.2)	(100.0)%	$(0.1)	$(0.8)	87.5%

Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 9.3 years. A marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. The accumulated amortization of other intangibles was $21.3 million and $17.2 million at September 30, 2010 and December 31, 2009, respectively.

Goodwill

Goodwill is related to our Asset Management segment and totaled $36.0 million at both September 30, 2010 and December 31, 2009. Goodwill is not amortized and is tested at least annually for impairment. On an annual basis, we perform a step-one test and compare the carrying value of the tested assets with the fair value of the assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The estimates we use in the income approach are consistent with the plans and estimates that we use to manage our operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how we internally evaluate and manage our business, we weight the income approach more heavily than the market approach in determining the fair value of the assets. We perform testing to ensure that both models are providing reasonably consistent results and perform sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. If indicators of impairment appear throughout the year, or in the event of material changes in circumstances, the test will be more frequent. We evaluated whether indicators of impairment existed as of September 30, 2010. Based on the review of financial and other results, we do not believe any indicators of impairment exist and as a result have not updated our annual test in the current period.

Reserves

Reserves include policy reserve liabilities and claim reserve liabilities and represent amounts to pay future benefits and claims. Claim reserve liabilities are for unpaid claims and claim adjustment expenses for claims that have been incurred or are estimated to have been incurred but not yet reported to us.

The following table sets forth total reserve balances by reserve type:

	September 30, 2010	December 31, 2009
	(In millions)
Reserves:
Policy reserves	$1,026.8	$993.2
Claim reserves	4,437.1	4,375.5

Total reserves	$5,463.9	$5,368.7

Developing the estimates for reserves (and therefore the resulting impact on earnings) requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions to use in the calculation. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves are primarily incurred but not reported (“IBNR”) claim reserves associated with our disability products. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines.

The following table sets forth total reserve balances by calculation methodology:

	September 30, 2010	Percent of Total	December 31, 2009	Percent of Total
	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$4,831.2	88.4%	$4,729.0	88.1%
Reserves determined by internally-developed formulas	622.4	11.4	631.8	11.8
Reserves based on subjective judgment	10.3	0.2	7.9	0.1

Total reserves	$5,463.9	100.0%	$5,368.7	100.0%

Policy Reserves

Policy reserves include reserves established for individual disability, individual and group immediate annuity businesses, and individual life. Policy reserves are calculated using our best estimates of assumptions and considerations at the time the policy was issued, adjusted to allow for the effect of adverse deviations in actual experience. These assumptions are not subsequently modified unless policy reserves become inadequate, at which time, we may need to change assumptions to increase reserves. We continue to maintain a policy reserve for as long as a policy is in force, even after a separate claim reserve is established.

The following table sets forth policy reserves by block of business:

	September 30, 2010	December 31, 2009
	(In millions)
Policy reserves:
Individual disability	$200.8	$190.9
Individual and group immediate annuity	229.0	201.5
Individual life	597.0	600.8

Total policy reserves	$1,026.8	$993.2

Individual disability. Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. Assumptions used to calculate individual disability policy reserves may vary by the age, gender and occupation class of the claimant, the year of policy issue and specific contract provisions and limitations.

Individual disability policy reserves are sensitive to assumptions and considerations regarding:

•	Claim incidence rates.

•	Claim termination rates.

•	Discount rates used to value expected future claim payments and premiums.

•	Persistency rates.

•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.

•	Expense rates including inflation.

Individual and group immediate annuity. Policy reserves for our individual and group immediate annuity blocks of business are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts, and, therefore, there is no projected future premium. Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.

•	Discount rates used to value expected future annuity payments.

Individual life. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life Insurance Company under a reinsurance agreement.

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equals our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for IBNR claims are determined using our experience and consider actual historical incidence rates, claim-reporting patterns and the average cost of claims. The IBNR claim reserves are calculated using a company derived formula based primarily upon premiums, which is validated through a close examination of reserve run-out experience. The claim reserves are related to group and individual disability and group life products offered by our Insurance Services segment.

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

The following table sets forth total claim reserves by block of business:

	September 30, 2010	December 31, 2009
	(In millions)
Claim reserves:
Group disability	$3,014.2	$2,984.6
Individual disability	682.8	665.7
Group life	740.1	725.2

Total claim reserves	$4,437.1	$4,375.5

Group and individual disability. Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.

•	Claim termination rates.

•	Discount rates used to value expected future claim payments.

•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.

•	Expense rates including inflation.

•	Historical delay in reporting of claims incurred.

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

Group life. Claim reserves for our group life and AD&D products are established for death claims reported but not yet paid, IBNR for death and waiver claims and waiver of premium benefits. The death claim reserve is based on the actual amount to be paid. The IBNR claim reserves are calculated using historical information, and the waiver of premium benefit is calculated using a tabular reserve method that takes into account company experience and published industry tables.

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.

•	The claim termination rate.

•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009
Discount rate	5.00%	5.00%	4.75%

The discount rate remained unchanged from the second quarter of 2010 despite the continuing low interest rate environment due to higher commercial mortgage loan originations and wider spreads on new loans, which allowed our 12 month average new money investment rate to remain favorable.

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. Based on our current size, every 25 basis point decrease in the discount rate would result in an increase of approximately $2 million per quarter of benefits to policyholders. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In the first nine months of 2010, while we have experienced some variation in our claim termination experience, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

Claim incidence rates, which affect our policy reserves and IBNR claim reserves, can also vary widely from quarter to quarter. Overall, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim incidence rates used in the calculation of policy reserves or IBNR claim reserves.

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our group insurance lines of business of approximately +/-0.25% or $8 million. However, given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination rates over time could produce a change in reserves for our group insurance lines outside of this range.

Pension and Postretirement Benefit Plans

We have two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees and the agent pension plan is for former field employees and agents. The defined benefit pension plans provide benefits based on years of service and final average pay. Participation in the defined benefit pension plans is generally limited to eligible employees whose date of employment began before 2003. These plans are sponsored by Standard and administered by Standard Retirement Services, Inc. and are frozen for new participants.

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

We are required to recognize the funded or underfunded status of our pension and postretirement benefit plans as an asset or liability on the balance sheet. For pension plans, this is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the year-end balance sheet date. For our postretirement plan, this is measured as the difference between the plan assets at fair value and the accumulated benefit obligation as of the year-end balance sheet date. Unrecognized actuarial gains or losses, prior service costs or credits, and transition assets are amortized, net of tax, out of accumulated other comprehensive income or loss as components of net periodic benefit cost.

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

Currently, years 2007 through 2009 are open for audit by the IRS.

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

(a) Evaluation of disclosure controls and procedures. Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2010, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our profitability may be affected by changes in state and federal regulation—Our business is subject to comprehensive regulation and supervision throughout the United States including rules and regulations relating to income taxes and accounting principles generally accepted in the United States. While we cannot predict the impact of potential or future state or federal legislation or regulation on our business, future laws and regulations, or the interpretation thereof, could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

We may be exposed to environmental liability from our commercial mortgage loan and real estate investments—As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure or deeds in lieu of foreclosure to real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, made up to the date hereof, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material adverse effect on our results of operations or financial condition. However, we cannot provide assurance that material compliance costs will not be incurred by us.

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

Many of our subsidiaries are non-insurance businesses and have no regulatory restrictions on dividends. Our insurance subsidiaries, however, are regulated by insurance laws and regulations that limit the maximum amount of dividends, distributions and other payments that they could declare and pay to us without prior approval of the states in which the subsidiaries are domiciled. Under Oregon law, Standard Insurance Company may pay dividends only from the earned surplus arising from its business. Oregon law gives the Director of the Oregon Department of Consumer and Business Services—Insurances Division (“Oregon Insurance Division”) broad discretion regarding the approval of dividends in excess of certain statutory limitations. Oregon law requires us to receive the prior approval of the Oregon Insurance Division to pay such a dividend. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends from Insurance Subsidiary.”

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the short-term. Our 10-year senior notes of $250 million will mature in September 2012 and our junior subordinated debentures of $300 million will mature in 2067 with a call option in 2017. We maintain a $200 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. We had no outstanding balance on the Facility at September 30, 2010. The Facility is composed of a syndication of six banks. Commitments from the banks toward the available line of credit range from $10.0 million to $52.5 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

•

Our business continues to be affected by employment and wage levels—Factors influencing the growth of our group insurance and retirement plans businesses include the employment levels, benefit offerings and salary and wage growth of our employer groups. Current economic conditions have caused our employer groups to experience lower levels of insured employees, to limit benefit offerings, or to reduce or slow the growth of wage levels. If economic conditions continue or worsen, it could have a material adverse effect on premium levels for our group businesses and revenues for our retirement plans business.

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

•

Declining equity markets could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long-term rate of return on plan assets and the employee work force. Declines in the discount rate or the rate of return on plan assets resulting from the current economic downturn could increase our required cash contributions or pension-related expenses in future periods.

•

Our ability to conduct business may be compromised if we are unable to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated events—We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions. System failures, system outages or the failure or unwillingness of a supplier to perform could compromise our ability to perform these functions in a timely manner and could hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, fire, a blackout, a computer virus, a terrorist attack or war, these systems may be inaccessible to our employees, customers or business partners for an extended period of time. These systems could also be subject to physical and electronic break-ins and subject to similar disruptions from unauthorized tampering. This may impede or interrupt our business operations and could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

The U.S. economic downturn and disruption in global financial markets is adversely affecting us—The U.S. economic downturn and disruption in the global financial market present risks and uncertainties. In the current economic downturn, we are currently facing the following risks:

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

•

If the U.S. economic downturn and disruption in global financial markets does not begin to recover it could adversely affect us—In addition to the risks we noted above that we are currently facing, if the U.S. economic downturn and disruption in global financial markets does not begin to recover, we could be adversely affected in the following ways:

•	Increases in corporate tax rates to finance government spending programs.

•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.

•	Loss of employer groups due to business acquisitions, bankruptcy or failure.

•	Declines in the financial health of reinsurers.

•	Reduction in the value of our general account investment portfolio.

•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share purchase information for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2010	336,500	$39.74	336,500	2,955,100
August 1-31, 2010	469,300	37.08	469,300	2,485,800
September 1-30, 2010	128,300	37.61	128,300	2,357,500

Total third quarter	934,100	38.11	934,100	2,357,500

On February 8, 2010, the board of directors authorized a share repurchase program of up to 3.0 million shares of StanCorp Financial Group, Inc. (“StanCorp”) common stock. The February 2010 repurchase program took effect upon the completion of the previous share repurchase program and expires on December 31, 2011. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, other potential growth opportunities or priorities for capital use. Repurchases are made at market prices on the transaction date.

The following table sets forth share repurchases activity:

	Three Months Ended September 30,
	2010	2009
	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased (in millions)	0.9	—
Cost of share repurchases	$35.6	$—
Volume weighted-average price per common share	38.11	—

Shares remaining under repurchase authorizations (in millions)	2.4	0.9

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

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	(REMOVED AND RESERVED)

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 3.1	Articles of Incorporation of StanCorp Financial Group, Inc, as amended

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2010	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc, as amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q, dated August 3, 2010, and incorporated herein by this reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.