Form 10-K
period 2010-12-31
STANCORP FINANCIAL GROUP INC
filed 2011-02-25
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-14925

STANCORP FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1253576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, was $1,891,667,021 based upon the closing price of $40.54 on June 30, 2010. For this purpose, directors and executive officers of the registrant are assumed to be affiliates.

As of February 18, 2011, there were 45,942,713 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

Part I

Item 1.	Business

GENERAL

StanCorp Financial Group, Inc. was incorporated in 1998 in Oregon. As used in this report, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context indicates otherwise. Our investor website is www.stancorpfinancial.com. We post on our investor website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The filings on our investor website are available free of charge. We also make available on our investor website our Corporate Governance Guidelines, our Codes of Business Ethics (including any waivers granted to executive officers or directors), and the charters of the Audit, Organization & Compensation, and Nominating & Corporate Governance Committees of our Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning our Shareholder Services Department, StanCorp Financial Group, Inc., 1100 SW Sixth Avenue, Portland, OR 97204, (800) 378-8360.

We are headquartered in Portland, Oregon and are a holding company for our insurance and asset management subsidiaries as well as for the subsidiaries included in our Other category. Our insurance businesses offer group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, and absence management services. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states as well as the District of Columbia and the U.S. territories of Guam and the Virgin Islands. Our asset management businesses offer full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Our asset management businesses also offer investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products, and manage certain real estate properties. The subsidiaries included in our Other category own and manage certain real estate properties held for sale as well as operate our online financial life planning and management service.

MISSION AND STRATEGY

Our mission is to exceed customers’ needs for financial products and services in growing markets where the application of specialized expertise creates potential for superior shareholder returns. Our vision is to lead the financial services industry in integrity, expertise and customer service. We operate in select financial products and services markets and seek to compete on expertise, differentiation and customer service, while maintaining a strong financial position.

Our long-term strategy includes:

•	Return value to shareholders through strategic uses of capital.
•	Maintaining strong growth rates in traditional risk acceptance businesses (disability and group life insurance).
•	Seeking to expand growth opportunities by increasing penetration in markets where we have limited presence.
•	Further diversifying our earnings base, and taking advantage of market opportunities, demographic trends and capital synergies by increasing our asset management businesses.

Our ability to accomplish this strategy is dependent on a number of factors, some of which involve risks or uncertainties. See “Competition” and “Key Factors Affecting Results of Operations” below and Item 1A, “Risk Factors,” of this Report.

STANCORP AND SUBSIDARIES

StanCorp, headquartered in Portland, Oregon, is a holding company and conducts business through wholly-owned operating subsidiaries throughout the United States. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states as well as the District of Columbia and the U.S. territories of Guam and the Virgin Islands.

Standard Insurance Company (“Standard”), our largest subsidiary, underwrites group and individual disability insurance and annuity products, group life and AD&D insurance, and provides group dental and group vision insurance, absence management services and retirement plan products. Founded in 1906, Standard is domiciled in Oregon, licensed in all states except New York, and licensed in the District of Columbia and the U.S. territories of Guam and the Virgin Islands.

2010 ANNUAL REPORT	1

Part I

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group long term and short term disability, life, AD&D and dental and individual disability insurance in New York.

The Standard is a service mark of StanCorp and its subsidiaries and is used as a brand mark and marketing name by Standard and The Standard Life Insurance Company of New York.

Standard Retirement Services, Inc. (“Standard Retirement Services”) administers and services our retirement plans group annuity contracts and trust products. Retirement plan products are offered in all 50 states through Standard or Standard Retirement Services.

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

StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”) is an SEC-registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory, financial planning and investment management services to its retirement plans clients, individual investors and subsidiaries of StanCorp.

StanCorp Real Estate, LLC is a property management company that owns and manages our Hillsboro, Oregon home office properties and other properties held for investment and held for sale and manages our Portland, Oregon home office properties.

Standard Management, Inc. owns and manages certain real estate properties held for sale.

Adaptu, LLC provides an online service to help users plan and manage their financial lives.

MARKET POSITION

Based on the United States insurance industry in force premium statistics, we have leading market positions with single digit market share in group long term and short term disability insurance, group life insurance and individual disability insurance. These statistics were based on the most recent JHA and LIMRA International insurance industry reports available as of January 2011. The positions are as follows:

•	5th largest provider of group long term disability insurance.
•	6th largest provider of group short term disability insurance.
•	9th largest provider of group life insurance.
•	9th largest provider of individual disability insurance.

FINANCIAL STRENGTH AND CREDIT RATINGS

Financial strength ratings, which we believe are gauges of our claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important in maintaining public confidence in our company and in our ability to market our products. Rating organizations regularly review the financial performance and condition of insurance companies, including ours. In addition, credit ratings on our 10-year senior notes (“Senior Notes”) and junior subordinated debentures (“Subordinated Debt”) are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, adversely affect our ability to market our products and increase costs of future debt issuances.

Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company (“A.M. Best”) provide financial strength ratings on Standard.

2	STANCORP FINANCIAL GROUP, INC.

Standard’s financial strength ratings as of January 2011 were:

S&P	Moody’s	A.M. Best
AA- (Very Strong)	A1 (Good)	A (Excellent(1)
4th of 20 ratings	5th of 21 ratings	3rd of 13 ratings
Outlook: Stable	Outlook: Stable	Outlook: Stable

(1)	Also includes The Standard Life Insurance Company of New York

Credit ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

Our debt ratings and issuer credit ratings as of January 2011, which we believe are indicators of our liquidity and ability to make payments and which remained unchanged from our 2009 ratings, were:

	S&P	Moody’s	A.M. Best
StanCorp debt ratings:
Senior Notes	A-	Baa1	bbb+
Subordinated Debt	BBB	Baa2	bbb-

Issuer credit ratings:
Standard	AA-	—	a+(1)
StanCorp	A-	—	bbb+

Outlook	Stable	Stable	Stable(1)

(1)	Also includes Standard Life Insurance Company of New York

We believe our well-managed underwriting and claims operations, high-quality invested asset portfolios, enterprise risk management processes and strong capital position will continue to support our financial strength ratings and strong credit standing. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.” In addition, we remain well within our financial covenants. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Cash Flows.”

SEGMENTS

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Subsidiaries, or operating segments, have been aggregated to form our reportable segments. Resources are allocated and performance is evaluated at the segment level.

Of our total $2.77 billion in revenues for 2010, revenues of $2.41 billion were from our Insurance Services segment, revenues of $414.0 million were from our Asset Management segment and losses of $53.6 million were from our Other category. Revenues from the Other category included net capital losses of $51.6 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Segments” for segment information regarding revenues, expenses and total assets for the years 2010, 2009 and 2008.

Insurance Services Segment

The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services to individuals and employer groups ranging in size from two lives to more than 209,000 lives. We have approximately 31,000 group insurance policies in force, covering approximately 6.8 million employees as of December 31, 2010.

Our group insurance products are sold by sales representatives through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive

2010 ANNUAL REPORT	3

Part I

compensation programs and are located in 41 field offices in principal metropolitan areas of the United States. The field offices also provide sales support and customer service through field administrative staff. Our arrangements with brokers include compensation established at the time of sale (commissions or fees) and, in some situations, also include compensation related to the overall performance of a block of business (performance-related compensation). In most cases, the overall performance of a block of business is measured in terms of volume and persistency (customer retention).

Group long term disability insurance contributed 38.1% of 2010 premiums for the segment. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time.

Our basic long term disability product covers disabilities that occur during the policy period at both work and elsewhere. In order to receive long term disability benefits, an employee must be continuously disabled beyond a specified waiting period, which generally ranges from 30 to 180 days. The benefits are usually reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. The benefits may also be subject to certain maximum amounts and benefit periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over longer periods, including up to normal retirement age or longer.

Generally, group long term disability policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverage at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during the same periods.

Group short term disability insurance contributed 9.9% of 2010 premiums for the segment. Our basic short term disability products generally cover only disabilities occurring outside of work. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits, with maximum benefit periods generally not exceeding 180 days. Group short term disability benefits may also be reduced by other income, such as sick leave that a disabled insured employee may receive.

Individual disability insurance contributed 7.9% of 2010 premiums for the segment. The products include non-cancelable disability coverage that provides insurance at a guaranteed fixed premium rate for the life of the contract, and guaranteed renewable coverage where premium rates are guaranteed for limited periods and are subject to change thereafter. We also offer a product with features that provide coverage in the event of partial disability or loss of income while caring for a family member with a serious health condition as well as medical and legal specialty protection. This segment also sells business overhead expense coverage that reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage that provides payment for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability. Non-cancelable disability insurance policies represented 68.6% of individual disability sales for 2010.

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

Group life and AD&D insurance contributed 40.1% of 2010 premiums for the segment. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Our other insurance premiums include group dental and group vision insurance and contributed 4.0% of 2010 premiums for the segment. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and also include an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan that are differentiated by levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

4	STANCORP FINANCIAL GROUP, INC.

Our group vision products provide coverage to insured employees and their dependents for essential eye care services including exams, frames, a variety of lens options and contact lenses. We offer three vision plans that are differentiated by vision-care provider network coverage.

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

Retirement plans contributed 43.9% of 2010 revenues for the segment. Investment services for 401(k), defined benefit plans and governmental 457 plans are provided through a non-registered group annuity contract with third-party brand name mutual funds through a separate account and, for certain plans, a stable value investment option managed by Standard. These plan services also are provided through an open architecture (NAV) platform offering mutual funds and collective trusts. Plans on the NAV platform can choose from any mutual fund that our trading partners are able to trade. Retirement plan assets under administration were $15.28 billion at December 31, 2010.

Mutual funds offered through the group annuity separate account as of December 31, 2010 are limited to those funds that have been evaluated through a due diligence process. Representative fund companies are: Davis Funds, Dodge & Cox, Federated Investors Funds, Harbor Funds, Oppenheimer Funds, T. Rowe Price and Vanguard Funds. Funds offered in our group annuity retirement plans are regularly evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process. StanCorp Investment Advisers provides fund performance analysis and selection support to 86% of our group annuity plan sponsors. All group annuity contracts are distributed through StanCorp Equities.

Services for 403(b) and non-qualified deferred compensation plans are available on the NAV platform and have been provided through a registered group variable annuity contract, with a stable value investment option managed by Standard and separate account investment options. Representative fund companies utilized in the registered group annuity product are: American Century Investments, Black Rock Funds, Davis Funds, Delaware Investments Mutual Funds, Federated Investors Funds, T. Rowe Price and Vanguard Funds.

Our target market for retirement plans is primarily businesses with $1 million to $10 million in plan assets. Our retirement plans products and services are sold primarily through registered investment advisors, brokers, employee benefit consultants and other distributors served by our sales representatives throughout the United States. These distributors are usually compensated based on a percentage of the deposits or assets under administration. Compensation is disclosed to the customer by either Standard or Standard Retirement Services. Most of our retirement plan customers receive financial, record keeping and administrative services, although the option is available to receive only financial and record keeping services or financial services only through the group annuity product.

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

The Standard earned a total of three Best in Class awards in PlanSponsor Magazine’s 2010 Defined Contribution Survey. All of the Best in Class awards were in the $5 million to $50 million in plan assets category.

Individual annuities contributed 46.1% of 2010 revenues for the segment. The individual annuity products sold by this segment are primarily fixed-rate and indexed deferred annuities. This segment also sells immediate annuities. Our target market for annuities is any individual seeking conservative investments to meet their retirement or other financial goals. The fixed-rate annuity product portfolio includes deferred annuities with initial interest rate guarantees generally ranging

2010 ANNUAL REPORT	5

Part I

from one to six years and a full array of single premium immediate annuity income payment options. We offer an indexed annuity product that uses over the counter call-spread options to hedge the index performance of the policies.

Fixed-rate annuities are distributed through national marketing organizations, brokers and financial institutions and compensation is primarily based on a percentage of premiums and deposits related to the business sold. Master General Agents are eligible for a bonus based on the volume of annuity business sold by financial institutions and brokers they coordinate.

Most of our annuity business deposits are not recorded as premiums, but rather are recorded as liabilities. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders. Annuity premiums consist of premiums on life-contingent annuities, which are a small portion of total sales.

Our other financial services business includes our investment advisory, real estate management and commercial mortgage loan origination businesses. These businesses contributed 10.0% of 2010 revenues for the segment.

Our investment advisory business, StanCorp Investment Advisers, is an SEC-registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services. Our target market is our retirement plan clients and individual investors with a minimum of $250,000 in portfolio assets.

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

Other

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, other unallocated expenses including costs incurred during our 2009 operating expense reduction initiatives, net capital gains and losses related to the impairment or the disposition of our invested assets and adjustments made in consolidation.

COMPETITION

Competition for the sale of our products comes primarily from other insurers and financial services companies such as banks, broker-dealers, mutual funds, and managed care providers for employer groups, individual consumers and distributors. Some competitors have greater financial resources, offer a broader array of products and have higher financial strength ratings. Pricing is competitive in the markets we serve. We do not seek to compete primarily on price. While we believe our products and service provide superior value to our customers, a significant price difference between our products and those of some of our competitors may result in periods of declining new sales, reduced persistency represented by customer retention, declining premium levels and increased sales force attrition. See “Key Factors Affecting Results of Operations—Pricing.”

KEY FACTORS AFFECTING RESULTS OF OPERATIONS

Our Insurance Services segment represented approximately 85%, 91% and 91% of total income before income taxes, excluding the Other category, for the years ended December 31, 2010, 2009 and 2008, respectively. In addition to competition, four primary factors can have a critical impact on the financial results of our Insurance Services segment operations: pricing; claims experience; wage, employment and benefit levels; and interest rates.

Our Asset Management segment represented approximately 15%, 9% and 9% of total income before income taxes, excluding the Other category, for the years ended December 31, 2010, 2009 and 2008, respectively. The financial results of the Asset Management segment are primarily impacted by employment and benefit levels, interest rates and equity market performance.

Pricing. One of the key components of our pricing decisions for many of our insurance products is the investment return available to us. In periods of decreasing or low interest rates, the returns available to us from our primary investments, fixed maturity securities—available-for-sale (“fixed maturity securities”) and commercial mortgage loans, decline. This may

6	STANCORP FINANCIAL GROUP, INC.

require us to increase the price of some of our products in order to maintain our targeted returns. If our competitors do not make similar adjustments to their product pricing or if they have a higher return on investments, our products may be more expensive than those offered by competitors. Alternatively, in periods when interest rates are increasing, we may be able to reduce premium rates, and therefore reduce pricing pressure to customers. Given the negative financial consequences of under-pricing, we believe that our practice of maintaining a disciplined approach to product pricing provides the best long-term pricing strategy, stable renewal pricing for our customers, higher levels of persistency, and therefore, the best long-term financial success for our company.

Claims Experience. We have a large and well-diversified insurance business. However, claims experience can fluctuate widely, particularly from quarter to quarter. The predominant factors affecting claims experience are incidence, represented by the number of claims, and severity, represented by the length of time a disability claim is paid and the size of the claim. These factors can fluctuate widely within and between our insurance products.

Wage, Employment and Benefit Levels. In our insurance businesses, premium rates are based, in part, on total salaries covered. The rate of wage and employment growth can influence organic growth of premiums. In addition, economic conditions can impact demand for the group insurance products we offer, and can increase competition as insurers compete for market share as overall market growth declines.

In our retirement plans business, the growth in wages and employment levels affects the level of new deposits for the retirement plans we administer, which affects the amount of administrative fee revenues we earn.

Interest Rates. Our financial results are sensitive to changing interest rates. Changes in interest rates affect product pricing for our insurance businesses because premiums collected today must be invested to provide a return sufficient to meet the future claims of policyholders. Therefore, we closely monitor changes in interest rates and make changes to our pricing, as appropriate. Interest rates also affect the discount rates we use to establish reserves.

For those products in our asset accumulation businesses where deposits are invested in securities managed by us, achieving adequate interest rates is important to meet customer obligations, including our annuity obligations.

Equity Market Performance. Changes in equity market performance affect the value of the assets under administration for our retirement plans business, which is a primary driver of administrative fee revenues we earn.

RISK MANAGEMENT

We manage our insurance risk through the following practices:

•	Sound product design and underwriting.
•	Effective claims management.
•	Pricing discipline.
•	Broad diversification of risk by customer geography, industry, size and occupation.
•	Maintenance of a strong financial position.
•	Maintenance of reinsurance and risk pool arrangements.
•	Sufficient alignment of assets and liabilities to meet financial obligations.

Diversification of Products

We achieve earnings diversification by offering multiple insurance products such as group and individual disability insurance, group life and AD&D insurance, and group dental insurance. These products have differing price, market and risk characteristics. Our strategy is to further diversify our earnings base and take advantage of market opportunities, demographic trends and capital synergies by increasing our asset accumulation and asset administration businesses.

Diversification by Customer Industry, Geography and Size

We seek to diversify risk by customer industry, geography and size measured by the number of insured employees. Over half of our group long term disability and group life insurance premiums come from industries in which we have expertise and a competitive advantage. These industries include the public sector, education, health care and utilities.

2010 ANNUAL REPORT	7

Part I

The following tables set forth in force premium distribution by customer industry, geography and size for group long term disability and group life insurance products:

Customer Industry	December 31, 2010
Public	26%
Education	22
Professional	10
Health Care	9
Manufacturing	9
Finance	8
Transportation	2
Services	2
Retail	1
Utilities	1
Other	10

Total	100%

Customer Geography	December 31, 2010
West	36%
Central	32
Southeast	17
Northeast	15

Total	100%

Customer Size (Employees)	December 31, 2010
2-99	12%
100-2,499	37
2,500-7,499	18
7,500 and above	33

Total	100%

Reinsurance

In order to limit our losses from large claim exposures, we enter into reinsurance agreements with other insurance companies. We review our retention limits based on size and experience. The maximum retention limit per individual for group life and AD&D is $750,000. Our maximum retention limit per individual for group disability insurance is $15,000 of monthly benefit. Our maximum retention limit per individual for individual disability insurance is $6,000 of monthly benefit.

Standard maintains a strategic marketing alliance with Ameritas that offers Standard’s policyholders more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2010, the agreement provided for 23.0% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2010, was $226.5 million. Premiums assumed by Standard for the Northwestern

8	STANCORP FINANCIAL GROUP, INC.

Mutual business accounted for 3.0% of our total premiums for each of the three years 2010, 2009 and 2008. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

We also maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D, with partial coverage of nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and our participation in a catastrophe reinsurance pool discussed below, we have coverage of up to $450.9 million per event.

We are part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses from group life and AD&D over 23 participating members. The annual fee we paid in 2010 to participate in the pool was less than $30,000. As a member of the pool, we are exposed to maximum potential losses experienced by other participating members of up to $103.2 million for a single event for losses submitted by a single company and a maximum of $258.1 million for a single event for losses submitted by multiple companies. Our percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

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

INVESTMENTS

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for our policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically, subject to minimum interest rate guarantees. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long-term reserves makes it possible to allocate a significant portion of invested assets to long-term fixed-rate investments, including commercial mortgage loans and low-income housing tax credit investments. StanCorp Mortgage Investors’ unique expertise with respect to its market niche for small fixed-rate commercial mortgage loans, allows us to enhance the yield on the overall investment portfolio beyond that available through fixed maturity securities with an equivalent risk profile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Investments.”

REGULATION

State and Federal Laws and Regulations

Standard sells its products in and is regulated by the District of Columbia and all states except New York. The Standard Life Insurance Company of New York sells its products in and is regulated by the state of New York. The insurance industry in the United States is subject to extensive regulation. Such regulation relates to, among other things, terms and provisions of insurance policies, market conduct practices, maintenance of capital and payment of distributions, and financial reporting on a statutory basis of accounting.

We maintain registered group variable annuity products, which are part of a registered investment company under the Investment Company Act of 1940. This Act regulates the relationship between a registered investment company and its investment adviser.

2010 ANNUAL REPORT	9

Part I

As registered investment advisers, StanCorp Investment Advisers is subject to regulation under the Investment Advisers Act of 1940. This Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients and general anti-fraud provisions.

Violation of applicable laws and regulations can result in legal or administrative proceedings, which can result in fines, penalties, cease and desist orders or suspension or expulsion of our license to sell insurance in a particular state.

Capital Requirement—Risk-Based Capital

The National Association of Insurance Commissioners uses Risk-based Capital (“RBC”) to aid in the assessment of the statutory capital and surplus of life and health insurers. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. The RBC model determines an appropriate Company Action Level based on our business and assets. Capital below the Company Action Level RBC would require us to prepare and submit an RBC plan to the commissioner of the state of domicile outlining the capital level we plan on maintaining. Capital below the Authorized Control Level RBC, which is 50% of the Company Action Level RBC, is the capital level at which the state of domicile is authorized to take whatever regulatory actions it considers necessary to protect the best interests of the policyholders and creditors of the insurer.

At December 31, 2010, the capital of our insurance subsidiaries was approximately 331% of the Company Action Level RBC required by regulators, which was 661% of the Authorized Control Level RBC required by our states of domicile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.”

EMPLOYEES

At December 31, 2010, StanCorp and its subsidiaries had 3,091 full-time equivalent employees, 78% of which were located in Portland, Oregon and the surrounding metropolitan area. At December 31, 2010, none of our employees were represented by unions.

Item 1A.	Risk Factors

FORWARD-LOOKING STATEMENTS

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Annual Report on Form 10-K and in other reports, filings with the Securities and Exchange Commission (“SEC”), press releases, conferences or otherwise, that are other than purely historical information. These statements, including estimates, projections, statements related to business plans, strategies, objectives and expected operating results and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed in reports filed by StanCorp with the SEC, including Forms 8-K, 10-Q and 10-K, which may include, but are not limited to, the factors listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” of this Form 10-K.

As a provider of financial products and services, our actual results of operations may vary significantly in response to economic trends, interest rates, investment performance, claims experience, operating expenses and pricing. Given these uncertainties or circumstances, investors are cautioned not to place undue reliance on such statements as a predictor of future results. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

10	STANCORP FINANCIAL GROUP, INC.

RISK FACTORS

Risk factors that may affect our business are as follows:

•

Our reserves for future policy benefits and claims related to our current and future business, as well as reserves related to businesses we may acquire in the future, may prove to be inadequate—For certain of our product lines, we establish and carry, as a liability, actuarially determined reserves to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities but are instead estimates based on assumptions, which can be materially affected by changes in the economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Claims experience on our products can fluctuate widely from period to period. If actual events vary materially from our assumptions used when establishing the reserves to meet our obligations for future policy benefits and claims, we may be required to increase our reserves, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

We may be exposed to disintermediation risk during periods of increasing interest rates—In periods of increasing interest rates, withdrawals of annuity contracts may increase as policyholders seek investments with higher perceived returns. This process, referred to as disintermediation, may lead to net cash outflows. These outflows may require investment assets to be sold at a time when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses. A significant portion of our investment portfolio consists of commercial mortgage loans, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation during a period of rising interest rates.

•

Our profitability may be adversely affected by declining or low interest rates—During periods of declining or low interest rates, annuity products may be relatively more attractive investments, resulting in increases in the percentage of policies remaining in force from year to year during a period when our new investments carry lower returns. During these periods, actual returns on our investments could prove inadequate for us to meet contractually guaranteed minimum payments to holders of our annuity products. In addition, the profitability of our life and disability insurance products can be affected by declining or low interest rates. A factor in pricing our insurance products is prevailing interest rates. Longer duration claims and premium rate guarantees can expose us to interest rate risk when portfolio yields are less than those assumed when pricing these products. Mortgages and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments.

2010 ANNUAL REPORT	11

Part I

•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities—available-for-sale (“fixed maturity securities”), commercial mortgage loans and real estate. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads, and delinquency and default risk on our commercial mortgage loans. Related declines in market activity due to overall declining values of fixed maturity securities may result in our fixed maturity securities portfolio becoming less liquid. Also, our commercial mortgage loans are relatively illiquid and the demand for our real estate owned may remain low due to macroeconomic conditions. We may have difficulty selling our fixed maturity securities, commercial mortgage loans and real estate owned at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice.

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

•

A downgrade in our financial strength ratings may negatively affect our business—Financial strength ratings, which are an indicator of our claims paying ability, are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in our company and in our ability to market our products. Rating organizations regularly review the financial performance and condition of insurance companies, including our company. A ratings downgrade could increase our surrender levels for our annuity products, could adversely affect our ability to market our products, could increase costs of future debt issuances, and could thereby have a material adverse effect on our business, financial position, results of operations or cash flows.

•

Our profitability may be affected by changes in state and federal regulation—Our business is subject to comprehensive regulation and supervision throughout the United States (“U.S.”) including rules and regulations relating to income taxes and accounting principles generally accepted in the U.S. While we cannot predict the impact of potential or future state or federal legislation or regulation on our business, future laws and regulations, or the interpretation thereof, could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

The concentration of our investments in California may subject us to losses resulting from the economic downturn—Our commercial mortgage loans are concentrated in the western region of the U.S., particularly in California. Currently, our California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. A continued decline in economic conditions in California could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

12	STANCORP FINANCIAL GROUP, INC.

•

We may be exposed to environmental liability from our commercial mortgage loan and real estate investments—As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure or deeds in lieu of foreclosure to real estate collateralizing delinquent commercial mortgage loans held by us. Compliance costs associated with environmental laws and regulations or any remediation of affected properties could have a material adverse effect on our results of operations or financial condition.

•

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us in sufficient amounts to pay dividends to shareholders, make payments on debt securities and meet our other obligations—We are a holding company for our insurance and asset management subsidiaries as well as for the subsidiaries that comprise our Other category and do not have any significant operations of our own. Dividends and permitted payments from our subsidiaries are our principal source of cash to pay dividends to shareholders, make payments on debt securities and meet our other obligations. As a result, our ability to pay dividends to shareholders and interest payments on debt securities primarily will depend upon the receipt of dividends and other distributions from our subsidiaries.

Many of our subsidiaries are non-insurance businesses and have no regulatory restrictions on dividends. Our insurance subsidiaries, however, are regulated by insurance laws and regulations that limit the maximum amount of dividends, distributions and other payments that they could declare and pay to us without prior approval of the states in which the subsidiaries are domiciled. Under Oregon law, Standard Insurance Company may pay dividends only from the earned surplus arising from its business. Oregon law gives the Director of the Oregon Department of Consumer and Business Services—Insurances Division (“Oregon Insurance Division”) broad discretion regarding the approval of dividends in excess of certain statutory limitations. Oregon law requires us to receive the prior approval of the Oregon Insurance Division to pay such a dividend. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends from Standard.”

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the near-term. Our 10-year senior notes of $250 million will mature in September 2012, and our junior subordinated debentures of $300 million will mature in 2067 with a call option in 2017. We maintain a $200 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. We had no outstanding balance on the Facility at December 31, 2010. The Facility is composed of a syndication of six banks. Commitments from the banks toward the available line of credit range from $10.0 million to $52.5 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line. For a full discussion of debt instruments See Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18—Long-Term Debt.”

•

Our business continues to be affected by employment and wage levels—Factors influencing the growth of our group insurance and retirement plans businesses include the employment levels, benefit offerings, and salary and wage growth of our employer groups. Current economic conditions have caused our employer groups to experience lower levels of insured employees, to limit benefit offerings, to reduce work hours, or to reduce or slow the growth of wage levels. If economic conditions worsen, it could have a material adverse effect on premium levels for our group businesses and revenues for our retirement plans business.

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

2010 ANNUAL REPORT	13

Part I

•

Our ability to conduct business may be compromised if we are unable to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated events—We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions. System failures, system outages or the failure or unwillingness of a supplier to perform could compromise our ability to perform these functions in a timely manner and could hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, fire, blackout, computer virus, terrorist attack or war, these systems may be inaccessible to our employees, customers or business partners for an extended period of time. These systems could also be subject to physical and electronic break-ins and subject to similar disruptions from unauthorized tampering. This may impede or interrupt our business operations and could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

The U.S. economic downturn and disruption in global financial markets could continue to adversely affect us in the near term—The U.S. economic downturn and disruption in the global financial market present risks and uncertainties. In the current economic downturn, we face the following risks:

•	Declines in revenues or profitability as a result of lost wages or lower levels of insured employees by our customers due to reductions in workforce.
•	Increases in pricing pressure and competition resulting in a loss of customers or new business as customers seek to reduce benefit costs and competitors seek to protect market share.
•	Increases in commercial mortgage loan foreclosures.
•	Increases in holdings of real estate owned properties due to a decline in demand for these properties and the decline in value of these properties during our holding period.
•

If the U.S. economy and global financial markets do not continue to recover, it could have a lasting adverse effect on us—In addition to the risks we noted above that we are currently facing, if the U.S. economy and global financial markets do not continue to recover, we could be adversely affected in the following ways:

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

Principal properties owned by Standard Insurance Company (“Standard”) and used by StanCorp Financial Group, Inc. or its subsidiaries consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 460,000 square feet; and the Standard Plaza, with approximately 220,000 square feet. Both of our business segments use the facilities described above. We also own two buildings in Hillsboro, Oregon, each with 72,000 square feet of office space. The Hillsboro offices are used by StanCorp Mortgage Investors, LLC and our group insurance claims operations. In addition, Standard leases approximately 160,000 square feet of office space located in downtown Portland, Oregon, for home office and claims operations and 60,000 square feet of offsite storage. We lease 61 offices under commitments of varying terms to support our sales and regional processing offices throughout the United States. Management believes that the capacity and types of facilities are suitable and adequate for operations. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Property and Equipment, Net.”

14	STANCORP FINANCIAL GROUP, INC.

Item 3.	Legal Proceedings

In the normal course of business, we are involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2010. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.	(Removed and Reserved)

Item 4A.	Executive Officers of the Registrant

The following table sets forth the executive officers of StanCorp Financial Group (“StanCorp”) and Standard Insurance Company (“Standard”):

Name	Age (as of February 25, 2011)	Position
Floyd F. Chadee	53	Senior Vice President and Chief Financial Officer of StanCorp and Standard
Katherine Durham*	44	Vice President of Marketing and Communications of Standard
James B. Harbolt*	48	Vice President, Insurance Services Group of Standard
Scott A. Hibbs*	49	Vice President, Asset Management Group of Standard
Daniel J. McMillan*	44	Vice President, Insurance Services Group of Standard
J. Gregory Ness	53	President and Chief Executive Officer of StanCorp and Standard
David M. O’Brien*	54	Senior Vice President, Information Technology of Standard
Karen M. Weisz*	43	Vice President, Human Resources and Corporate Services of Standard

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

Set forth below is biographical information for the executive officers of StanCorp:

Floyd F. Chadee, Ph.D., FSA, has been Senior Vice President and Chief Financial Officer of StanCorp and Standard since April 2008. Prior to this position, Mr. Chadee served as Senior Vice President and Chief Financial Officer at Assurant Employee Benefits, a part of Assurant, Inc., and had been with Assurant Employee Benefits since 1998.

Katherine Durham has been Vice President, Marketing and Communications of Standard since March 2010. Prior to joining Standard, Ms. Durham served as Vice President of Marketing for Hewlett-Packard’s Americas Imaging and Printing Group. During nine years at HP, she moved into roles of increasing responsibility in a variety of functions including business planning, market insight, communication and operations.

James B. Harbolt has been Vice President, Insurance Services Group of Standard since October 2008. Mr. Harbolt co-leads the Insurance Services segment and is responsible for employee benefit sales, actuarial, underwriting, legal, individual disability insurance and the Standard Life Insurance Company of New York. Mr. Harbolt has been with the Company since June 1994 when he joined as Assistant Counsel. From 1997 until 2000 Mr. Harbolt was Second Vice President and Associate Counsel and then Assistant Vice President and Associate Counsel in Individual Insurance. He was named Vice President of Individual Disability Insurance in 2000, and in 2005 he became Vice President and Associate Counsel of Employee Benefits Law.

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

2010 ANNUAL REPORT	15

Part I

Daniel J. McMillan has been Vice President, Insurance Services Group of Standard since October 2008. Mr. McMillan co-leads the Insurance Services segment and is responsible for all claims services, customer support, premium administration, producer services, shared services, and the enterprise contact center. Mr. McMillan has been with Standard since July 1989 and has held a number of positions in the Insurance Services segment. In 2002 Mr. McMillan was named Business Program Executive at Standard, and in 2007 he was named Vice President of Shared Services.

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

David M. O’Brien has been Senior Vice President of Information Technology of Standard since June 2006. From May 2004 to June 2006, Mr. O’Brien was Vice President of Information Technology. Prior to joining Standard in 2004, Mr. O’Brien served as Chief Information Officer for FEI Company.

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

16	STANCORP FINANCIAL GROUP, INC.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange Euronext (“NYSE”) under the symbol “SFG.” As of February 18, 2011, there were 35,302 shareholders of record of common stock.

The following tables set forth the high and low sales prices as reported by the NYSE at the close of the trading day and cash dividends paid per share of common stock:

	2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$46.06	$42.88	$50.19	$47.63
Low	38.34	35.47	40.54	39.42
Dividend Paid	0.86	—	—	—

	2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$42.10	$41.07	$32.47	$41.52
Low	36.04	27.39	22.55	13.96
Dividend Paid	0.80	—	—	—

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

2010 ANNUAL REPORT	17

Part II

The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P Life and Health Insurance Index and the S&P Insurance Group Index. The comparison assumes $100 was invested on December 31, 2005, in our common stock and in each of the foregoing indexes, and assumes the reinvestment of dividends. The graph covers the period of time beginning December 31, 2005, through December 31, 2010.

18	STANCORP FINANCIAL GROUP, INC.

The following table sets forth share repurchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
October 1-31, 2010	48,600	$39.08	48,600	2,308,900
November 1-30, 2010	—	—	—	2,308,900
December 1-31, 2010	—	—	—	2,308,900

Total fourth quarter	48,600	$39.08	48,600	2,308,900

On February 8, 2010, the Board of Directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock. The February 2010 repurchase program took effect upon the completion of the previous share repurchase program and expires on December 31, 2011. As of December 31, 2010, we had 2.3 million shares remaining under our current share repurchase authorization. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock and other potential growth opportunities or priorities for capital use. We also acquire shares of common stock from executive officers and directors to cover tax liabilities of those officers and directors upon the release of performance-based shares. Repurchases are made at market prices on the transaction date.

The following table sets forth share repurchase activity:

	Years ended December 31,
(Dollars in millions except per share data)	2010	2009
Share repurchases:
Shares repurchased	2,034,200	1,551,700
Cost of share repurchases	$81.8	$59.3
Volume weighted-average price per common share	40.19	38.20
Shares remaining under repurchase authorizations	2,308,900	1,343,100

Shares acquired to cover tax liabilities:
Shares acquired	8,613	5,584
Cost of share repurchases	$0.4	$0.2
Volume weighted-average price per common share	43.01	31.34

Information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

2010 ANNUAL REPORT	19

Part II

Item 6.	Selected Financial Data

The following table sets forth selected financial data at or for the years ended December 31 and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”:

(Dollars in millions—except share data)	2010	2009	2008	2007	2006
Income Statement Data:
Revenues:
Premiums	$2,097.7	$2,101.9	$2,140.2	$2,078.3	$1,935.0
Administrative fees	116.5	108.5	114.6	115.2	77.1
Net investment income	602.5	586.5	541.0	516.3	478.9
Net capital gains (losses)	(51.6)	(26.9)	(128.8)	(0.6)	1.9

Total revenues	2,765.1	2,770.0	2,667.0	2,709.2	2,492.9

Benefits and expenses:
Benefits to policyholders and interest credited	1,778.2	1,721.3	1,700.1	1,700.6	1,610.8
Operating expenses*	665.2	693.8	686.6	636.2	554.5
Interest expense	38.9	39.2	39.2	30.7	17.9

Total benefits and expenses	2,482.3	2,454.3	2,425.9	2,367.5	2,183.2

Income before income taxes	282.8	315.7	241.1	341.7	309.7
Income taxes	93.8	106.8	78.2	114.2	105.9

Net income	$189.0	$208.9	$162.9	$227.5	$203.8
Benefit Ratios, including interest credited (% of total premiums):
Group insurance	77.2%	74.7%	73.6%	77.4%	78.3%
Individual disability	66.8	69.3	78.7	69.3	79.4
Per Common Share:
Basic net income	$4.04	$4.27	$3.33	$4.39	$3.77
Diluted net income	4.02	4.26	3.30	4.35	3.73
Market value at year end	45.14	40.02	41.77	50.38	45.05
Dividends declared and paid	0.86	0.80	0.75	0.72	0.65
Basic weighted-average shares outstanding	46,774,277	48,932,908	48,917,235	51,824,050	54,079,033
Diluted weighted-average shares outstanding	47,006,228	49,044,543	49,292,240	52,344,950	54,688,114
Ending shares outstanding	46,159,387	47,744,524	48,989,074	49,155,131	53,592,178
Balance Sheet Data:
General account assets	$13,055.9	$12,395.0	$11,479.3	$10,596.5	$9,806.1
Separate account assets	4,787.4	4,174.5	3,075.9	4,386.4	3,832.5

Total assets	$17,843.3	$16,569.5	$14,555.2	$14,982.9	$13,638.6

Long-term debt	$551.9	$553.2	$561.5	$562.6	$261.1
Total liabilities	15,931.2	14,834.1	13,174.9	13,553.9	12,174.1
Total equity	1,912.1	1,735.4	1,380.3	1,429.0	1,464.5
Statutory Data:
Net gain from operations before federal income taxes and realized capital gains (losses)	$317.4	$375.0	$341.6	$309.3	$271.1
Net gain from operations after federal income taxes and before capital gains (losses)	202.4	251.4	235.0	197.2	172.8
Capital and surplus	1,226.8	1,243.2	1,154.6	1,047.8	967.5
Asset valuation reserve	95.6	89.7	78.8	102.2	96.6

*	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs, value of business acquired and other intangible assets.

20	STANCORP FINANCIAL GROUP, INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto contained in Item 8, “Financial Statements and Supplementary Data.” Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. See “Critical Accounting Policies and Estimates.”

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

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements. See Part I, Item 1A, “Risk Factors–Forward-Looking Statements.”

EXECUTIVE SUMMARY

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Years ended December 31,
(Dollars in millions except share data)	2010	2009	2008
Net income	$189.0	$208.9	$162.9
After-tax costs related to operating expense reduction initiatives	—	(12.0)	—
After-tax net capital losses	(32.1)	(17.3)	(83.4)

Net income excluding after-tax costs related to operating expense reduction initiatives and after-tax net capital losses	$221.1	$238.2	$246.3

Diluted earnings per common share:
Net income	$4.02	$4.26	$3.30
After-tax costs related to operating expense reduction initiatives	—	(0.25)	—
After-tax net capital losses	(0.68)	(0.35)	(1.70)

Net income excluding after-tax costs related to operating expense reduction initiatives and after-tax net capital losses	$4.70	$4.86	$5.00

Diluted weighted-average common shares outstanding	47,006,228	49,044,543	49,292,240

GAAP results for 2010 reflected less favorable claims experience in the Insurance Services segment and net capital losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”) and additional provisions to our commercial mortgage loan loss allowance. These factors were partially offset by higher earnings in the Asset Management segment, the effect of a decrease in diluted weighted-average common shares outstanding and a reduction in operating expenses reflecting the completion of our 2009 operating expense reduction initiatives and careful expense management during 2010.

The increase in GAAP net income for 2009 compared to 2008 reflected a decline in net capital losses and increased net investment income in the Asset Management segment, partially offset by costs associated with our 2009 operating expense reduction initiatives and declines in premiums in our group insurance businesses. Net investment income in the Asset

2010 ANNUAL REPORT	21

Part II

Management segment increased due to increased individual annuity assets under administration. Premiums for the Insurance Services segment declined due to a group insurance market that reflected declines in employment levels and low wage growth as our customers navigated a challenging economy in a price-competitive sales environment.

Outlook for 2011

We will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength. We manage for long-term profitability by focusing on good business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service.

We intend to remain focused on preserving the value of our business by continuing to provide excellent value to our customers, enhancing our financial strength and building value for our shareholders. We will continue to focus on optimizing shareholder value through sustainable profitability and investing in new product and service capabilities, which resonate in the group insurance marketplace, and adding value through strategic use of capital. We believe these actions position us well for growth as the economy recovers.

For 2011, we have established the following expectations:

•	Net income per diluted share, excluding after-tax net capital gains and losses, to be in the range of $4.80 to $5.10.
•	Return on average equity, excluding after-tax net capital gains and losses from net income and accumulated other comprehensive income and losses from equity, to be in the range of 12% to 13%.

Expectations and guidance for any specific year may vary due to short-term market trends, changes in the interest rate environment and other factors. More specifically, these expectations will be affected by the following items:

•

Premium growth—Given the challenging economic environment, including the prolonged effect on our group insurance customers, we expect premium growth to be relatively flat. However, our strong customer retention in the Insurance Services segment for 2010 has created the potential for organic growth in premiums as wage growth and employment levels improve.

•

Interest rates—The interest rate environment can affect our new money investment interest rate and the discount rate used to establish our long term disability reserves. Based on our current size, a 25 basis point change in the discount rate could result in a quarterly change of approximately $2 million in pre-tax income.

•	Benefit ratio—We expect our annual benefit ratio for our group insurance business to be consistent with the experience of the previous five years, during which it has ranged from 73.6% to 78.3%.
•	Share repurchases—We expect the level of share repurchases will remain consistent with 2010 activity.

CONSOLIDATED RESULTS OF OPERATIONS

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in our Insurance Services segment and administrative fee revenues growth in our Asset Management segment have been the primary drivers of consolidated revenue growth.

The following table sets forth consolidated revenues:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Revenues:
Premiums	$2,097.7	(0.2)%	$2,101.9	(1.8)%	$2,140.2
Administrative fees	116.5	7.4	108.5	(5.3)	114.6
Net investment income	602.5	2.7	586.5	8.4	541.0
Net capital losses	(51.6)	(91.8)	(26.9)	79.1	(128.8)

Total revenues	$2,765.1	(0.2)	$2,770.0	3.9	$2,667.0

The slight decrease for 2010 compared to 2009 was primarily due to an increase in net capital losses, partially offset by an increase in administrative fee revenues and net investment income from our Asset Management segment. The increase for 2009 compared to 2008 reflected a decrease in net capital losses and an increase in net investment income. These increases

22	STANCORP FINANCIAL GROUP, INC.

in revenues were partially offset by declines in premiums from our Insurance Services segment and decreases in administrative fee revenues from our Asset Management segment. Net capital gains and losses are reflected in the Other category. See “Business Segments—Other—Net Capital Gains (Losses).”

Premiums

Premiums from our Insurance Services segment are the primary driver of consolidated premiums and are primarily affected by the following factors:

•	Sales.
•	Customer retention.
•	Organic growth in our group insurance businesses, which is derived from existing policyholders’ employment and wage growth.
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

The following table sets forth premiums by segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Premiums:
Insurance Services	$2,056.2	(0.5)%	$2,067.2	(2.0)%	$2,109.1
Asset Management	41.5	19.6	34.7	11.6	31.1
Total premiums	$2,097.7	(0.2)	$2,101.9	(1.8)	$2,140.2

The slight decrease in premiums for 2010 compared to 2009 was primarily driven by a few large case terminations in our group insurance businesses during 2009. These terminated customers contributed to premiums for a portion of 2009. In addition, premium growth was negatively affected by a lack of organic growth in our group insurance businesses, reflecting negative employment growth and lower wage growth as our customers continued to navigate a challenging economy. Also, individual disability premiums for the first quarter of 2009 included a single premium of approximately $18 million related to the termination of reinsurance agreements on certain individual disability insurance. These factors were mostly offset by strong sales and favorable persistency in 2010.

The decrease in premiums for 2009 compared to 2008 was attributable to our group insurance business, which was affected by a lack of organic growth due to negative employment growth, low wage growth and reduced persistency caused in part by competitive pressure on pricing as our customers continued to navigate a challenging economy that began in the second half of 2008. The increase in premiums in the individual disability business partially offset the decrease in premiums in the group insurance business. See “Business Segments—Insurance Services Segment.”

Premiums from our Asset Management segment are generated from sales of life-contingent annuities, which are a single-premium product. Due to the competitive nature of single-premium products, premiums in the Asset Management segment can fluctuate widely from quarter to quarter. See “Business Segments—Asset Management Segment.”

Administrative Fee Revenues

The primary driver for administrative fee revenues is the level of assets under administration in our Asset Management segment, which is driven by equity market performance and asset growth from net customer deposits. Administrative fee revenues from our Insurance Services segment are primarily derived from insurance products for which we provide only administrative services.

2010 ANNUAL REPORT	23

Part II

The following table sets forth administrative fee revenues by segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Administrative fee revenues:
Insurance Services	$9.6	15.7%	$8.3	(9.8)%	$9.2
Asset Management	121.5	6.5	114.1	(3.6)	118.3
Other	(14.6)	(5.0)	(13.9)	(7.8)	(12.9)

Total administrative fee revenues	$116.5	7.4	$108.5	(5.3)	$114.6

The increase in administrative fee revenues in our Asset Management segment for 2010 compared to 2009 was primarily due to improvements in equity market performance leading to increased asset-based administrative fee revenues from our retirement plans business, though equity market values have shown continued volatility. This increase was partially offset by net retirement plan withdrawals primarily due to the termination of a few large plans that were not meeting our profitability objectives. See “Business Segments—Asset Management Segment.”

The decrease in administrative fee revenues for 2009 compared to 2008 was due to lower levels of assets managed for retirement accounts during 2009, which was a result of a decline in equity markets. The recovery of equity markets during 2009 and new net deposits moderated the decrease in administrative fee revenues.

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product and commercial mortgage loan prepayment fees.

The following table sets forth net investment income by segment and associated key indicators:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Net investment income:
Insurance Services	$338.9	1.1%	$335.1	(0.7)%	$337.5
Asset Management	251.0	7.3	234.0	27.3	183.8
Other	12.6	(27.6)	17.4	(11.7)	19.7

Total net investment income	$602.5	2.7	$586.5	8.4	$541.0

Key indicators of net investment income:
Contribution from the fair value adjustment of the S&P 500 Index options	$8.4	78.7%	$4.7	142.3%	$(11.1)
Average invested assets	10,858.2	8.9	9,969.9	10.1	9,052.5
Portfolio yields:
Fixed maturity securities	5.31%		5.46%		5.63%
Commercial mortgage loans	6.45		6.46		6.39

The increase in net investment income for 2010 compared to 2009 was primarily due to an increase in average invested assets, which primarily resulted from individual annuity sales. Also contributing to the increase was an increase in the contribution from the change in fair value of our S&P 500 index options. Partially offsetting these increases was a decline in the portfolio yield for fixed maturity securities.

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

24	STANCORP FINANCIAL GROUP, INC.

The increase in net investment income for 2009 compared to 2008 was primarily due to an increase in average invested assets resulting from additional individual annuity assets under administration. Also contributing to the increase were higher average yields in our commercial mortgage loan portfolio. The increase in net investment income was supplemented by an increase in the fair value of our S&P 500 index options.

We originate commercial mortgage loans containing a provision requiring the borrower to pay a prepayment fee. The prepayment provision assures that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. As interest rates decrease, potential prepayment fees increase. These potentially larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 98% of our commercial mortgage loan portfolio contains this prepayment provision. Commercial mortgage loans without a make whole prepayment provision generally contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment. Commercial mortgage loan prepayment fees were $3.4 million, $2.8 million and $7.3 million for 2010, 2009 and 2008, respectively. The lower prepayment fees in 2010 and 2009 reflect fewer customer prepayments due to increases in fees charged for prepayment in a low interest rate environment.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of other-than-temporary impairments (“OTTI”) of assets in our bond portfolio, additional provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and low-income housing tax credit investments, and sales of our assets for more or less than carrying value.

The following table sets forth net capital gains and losses and associated key components:

	Years ended December 31,
(In millions)	2010	Dollar Change	2009	Dollar Change	2008
Net capital losses	$(51.6)	$(24.7)	$(26.9)	$101.9	$(128.8)

Key components of net capital gains (losses):
Net capital gains (losses) on fixed maturity securities	$15.4	$20.8	$(5.4)	$123.7	$(129.1)
Net capital gains (losses) on real estate investments	7.0	7.5	(0.5)	(2.7)	2.2
Net capital losses on real estate owned	(22.9)	(22.9)	—	—	—
Net capital losses from additional provisions to our commercial mortgage loan loss allowance	(48.1)	(27.0)	(21.1)	(16.0)	(5.1)

Net capital losses for 2010 were primarily related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010 recorded as additional provisions to our commercial mortgage loan loss allowance. Capital losses were also recognized due to impairments on properties acquired from the above mentioned borrower resulting from the receipt of independent appraisals and on low-income housing tax credit investments. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities and from the sale of real estate investments. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

The decrease in net capital losses for 2009 compared to 2008 was primarily due to the recovery of the market value of certain fixed maturity securities. Net capital losses for 2009 were primarily due to the foreclosure and restructuring of commercial mortgage loans recorded as additional provisions to our commercial mortgage loan loss allowance, sales of fixed maturity securities that included losses on holdings in financial institutions, including holdings of certain insurance companies that were downgraded by rating agencies during 2009 and OTTI on fixed maturity securities. The capital losses for 2009 were partially offset by capital gains from the sale of certain fixed maturity securities.

Benefits and Expenses

Benefits to Policyholders

Consolidated benefits to policyholders is primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.

2010 ANNUAL REPORT	25

Part II

•

Claims experience – the predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid.

•

Assumptions used to establish related reserves – the assumptions used to establish the related reserves reflect expected incidence and severity, and the discount rate. The discount rate is affected by new money investment interest rates and the overall portfolio yield. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

•

Growth of our in force block – the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth.

•	Current estimates for future benefits on life-contingent annuities.

The following table sets forth benefits to policyholders by segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Benefits to policyholders:
Insurance Services	$1,566.4	2.4%	$1,530.3	(1.3)%	$1,549.7
Asset Management	53.4	17.6	45.4	14.4	39.7

Total benefits to policyholders	$1,619.8	2.8	$1,575.7	(0.9)	$1,589.4

The increase in benefits to policyholders for 2010 compared to 2009 was primarily due to higher incidence and fewer claim closures in the group long term disability insurance business and a few large claims in the group life insurance business. Benefits to policyholders for 2009 included approximately $18 million of additional individual disability insurance reserves recorded during the first quarter of 2009 due to the termination of reinsurance on certain reinsured policies and claims. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

The decrease in benefits to policyholders for 2009 compared to 2008 was primarily due to a decline in business growth in our group insurance business, as evidenced by comparatively lower premiums, and comparatively favorable claims experience in our individual disability insurance businesses. The decrease in benefits to policyholders was partially offset by increased benefits to policyholders on life-contingent annuities in the Asset Management segment. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited)” and “Business Segments—Asset Management Segment—Benefits and Expenses—Benefits to Policyholders.”

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) in the Asset Management segment and interest paid on life insurance proceeds on deposit in the Insurance Services segment.

Interest credited is primarily affected by the following factors:

•	Growth in general account assets under management.
•	Growth in individual fixed-rate annuity liabilities.
•	Changes in new investment interest rates and overall portfolio yield, which influence our interest crediting rate for our customers.
•	Changes in customer retention.
•

Changes in the fair value of the index-based interest guarantees. These changes may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility. See “Business Segments—Asset Management Segment—Benefits and Expenses—Interest Credited” for information regarding the interest credited on our indexed annuity product.

26	STANCORP FINANCIAL GROUP, INC.

The following table sets forth interest credited and associated key indicators:

	Years ended December 31,
(Dollars in millions)	2010	Change	2009	Change	2008
Interest credited	$158.4	$12.8	$145.6	$34.9	$110.7

Key factors of interest credited:
Contribution from the fair value adjustment of index-based interest guarantees	$5.8	$6.2	$(0.4)	$8.8	$(9.2)
Average individual annuity assets under administration	2,537.6	14.1%	2,223.8	32.7%	1,676.3

The increases in interest credited for 2010 and 2009 primarily reflected growth in our average individual annuity assets under administration enhanced by the change in fair value of the index-based interest guarantees.

Operating Expenses

The following table sets forth operating expenses and costs incurred during our 2009 operating expense reduction initiatives:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Operating expenses	$446.2	(6.3)%	$476.2	1.5%	$469.2
Pre-tax costs related to operating expense reduction initiatives	—	n/a	18.6	n/a	—

The decrease in operating expenses for 2010 compared to 2009 was primarily related to the completion of our 2009 operating expense reduction initiatives and careful expense management during 2010. Operating expenses for 2009 included $18.6 million of costs related to our 2009 operating expense reduction initiatives. These costs were recorded in our Other category. The cost savings resulting from these initiatives were primarily reflected in the Asset Management segment for 2010. See “Business Segments.”

The increase in operating expenses for 2009 compared to 2008 was primarily due to costs related to operating expense reduction initiatives, partially offset by a decrease in compensation expense due to a reduction in employee headcount related to the 2009 operating expense reduction initiatives. The benefits from these enhanced efficiencies began in the second half of 2009. The run rate savings were partially offset by continuing product and capability enhancement expenses and the expected effects of employee medical cost inflation.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, growth in assets under administration and the profitability of business in each of our segments.

The following table sets forth commissions and bonuses:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Commissions and bonuses	$206.1	2.0%	$202.0	(11.2)%	$227.6

The increase in commissions and bonuses for 2010 compared to 2009 was primarily due to an increase in our Insurance Services segment sales, partially offset by a change in our individual annuity product mix. The decrease for 2009 compared to 2008 was primarily due to lower maintenance commissions as a result of lower assets under administration in our retirement plans business for the first three quarters of 2009 and lower premium levels in our group insurance businesses.

2010 ANNUAL REPORT	27

Part II

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of approximately 9.3 years. The amortization for the individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

The following table sets forth the net increase in DAC, VOBA and other intangible assets:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Net increase in DAC, VOBA and other intangible assets	$21.8	17.2%	$18.6	(60.8)%	$47.5

The net increase in DAC, VOBA and other intangible assets was higher for 2010 compared to 2009 primarily due to the following factors:

•	An increase in deferrals in our group insurance businesses resulting from higher sales.
•	A decrease in amortization driven by favorable persistency in our group and individual disability insurance businesses.
•	A decrease in amortization due to market fluctuations.
•	Changes in the interest rate environment.
•	Favorable lapse experience in the individual annuity segment.

The net increase in DAC, VOBA and other intangible assets decreased for 2009 compared to 2008 primarily due to lower individual annuity sales and an increase in DAC amortization resulting from derivative gains from our indexed annuities. In addition, net deferrals in the Insurance Services segment decreased for 2009, primarily due to lower individual disability sales and the termination of a small block of individual disability contracts.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Years ended December 31,
	2010	2009	2008
Combined federal and state effective income tax rates	33.2%	33.8%	32.4%

During the first quarter of 2010, the 2010 Health Care Act, as amended by the 2010 Health Care Reconciliation Act, became law. Included among the provisions of the law is a change in the tax treatment of the Medicare Part D subsidy, which we participate in as a part of our postretirement medical plan. This change in the law resulted in additional tax expense of $1.0 million, which increased our effective tax rate for 2010 by 0.3%. The change in tax treatment for the subsidy was recorded in the first quarter of 2010 and will affect the tax rate for 2010 but will not have a similar effect on the tax rate in future years.

28	STANCORP FINANCIAL GROUP, INC.

During 2010, capital losses due to increased foreclosures and the acceptance of deeds in lieu of foreclosure on commercial mortgage loans resulted in a decrease in the average effective state income tax rate, offsetting the increase as discussed above.

At December 31, 2010, the years open for audit by the Internal Revenue Service (“IRS”) were 2007 through 2010. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Income Taxes” for more information on the change in the effective tax rate.

BUSINESS SEGMENTS

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses including costs incurred during our 2009 operating expense reduction initiatives, net capital gains and losses and adjustments made in consolidation.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Years ended December 31,
	2010	2009	2008
Insurance Services	85.3%	86.3%	88.1%
Asset Management	14.7	13.7	11.9

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Premiums	$2,056.2	(0.5)%	$2,067.2	(2.0)%	$2,109.1
Total revenues	2,404.7	(0.2)	2,410.6	(1.8)	2,455.8
Income before income taxes	313.8	(11.9)	356.3	(2.8)	366.4
Sales (annualized new premiums)	351.7	13.2	310.8	(2.5)	318.9

Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	76.4%		74.3%		74.0%
Group insurance	77.2		74.7		73.6
Individual disability	66.8		69.3		78.7
Operating expense ratio (% of premiums)	16.1		16.2		16.0

Income before income taxes decreased for 2010 compared to 2009 primarily due to less favorable claims experience and lower premiums. Results for 2009 reflected lower premiums in our group insurance business, partially offset by higher premiums and favorable claims experience in our individual disability business compared to 2008.

2010 ANNUAL REPORT	29

Part II

Revenues

Revenues for the Insurance Services segment are driven primarily by growth in Insurance Services premiums. The slight decrease in revenues for 2010 compared to 2009 was primarily due to lower premiums in our individual disability insurance business due to a single premium of approximately $18 million received in the first quarter of 2009 related to the termination of reinsurance on certain individual disability reinsured policies and claims. Revenues decreased for 2009 compared to 2008 primarily due to decreased premiums in our group insurance business, partially offset by increased premiums in our individual disability business.

Premiums

The primary factors that affect premiums for the Insurance Services segment are sales and persistency for all of our insurance products and organic growth in our group insurance businesses derived from existing group policyholders’ employment and wage growth. Premium levels can also be influenced by ERRs. ERRs represent a cost sharing arrangement with certain group contract holders that provides refunds to the contract holders when claims experience is better than contractual benchmarks, and provides for additional premiums to be paid when claims experience is below the contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

(Dollars in millions)	Years ended December 31,
	2010	Percent Change	2009	Percent Change	2008
Premiums:
Group life and AD&D	$835.7	2.0%	$819.6	(3.6)%	$850.3
Group long term disability	799.9	(3.1)	825.6	(4.3)	862.9
Group short term disability	203.7	(1.0)	205.7	(4.5)	215.5
Group other	81.5	2.5	79.5	4.9	75.8
Experience rated refunds	(27.9)	30.6	(40.2)	9.9	(44.6)

Total group insurance	1,892.9	0.1	1,890.2	(3.6)	1,959.9
Individual disability	163.3	(7.7)	177.0	18.6	149.2

Total premiums	$2,056.2	(0.5)	$2,067.2	(2.0)	$2,109.1

Key indicators of premiums:
Total premiums excluding ERRs	$2,084.1	(1.1)%	$2,107.4	(2.1)%	$2,153.7
Group insurance sales (annualized new premiums) reported at contract effective date	330.6	14.9	287.8	(1.6)	292.5
Individual disability sales (annualized new premiums)	21.1	(8.3)	23.0	(12.9)	26.4

The slight decrease in premiums for 2010 compared to 2009 was primarily due to a decrease in individual disability premiums and a few large case terminations in our group insurance businesses during 2009. The decrease in individual disability premiums for 2010 was primarily related to a single premium of approximately $18 million received in the first quarter of 2009 related to the termination of reinsurance on certain individual disability reinsured policies and claims. The premiums received from these terminations of reinsurance were offset by approximately $18 million in additional reserves assumed.

The decrease in premiums for 2009 compared to 2008 was attributable to our group insurance business, which was affected by a lack of organic growth due to negative employment growth and low wage growth. In addition, lower premiums were the result of reduced persistency caused in part by competitive pressure on pricing as our customers continued to navigate a challenging economy that began in the second half of 2008. The increase in individual disability premiums for 2009 compared to 2008 was primarily related to approximately $18 million received related to the termination of reinsurance on a small block of individual disability reinsured policies and claims, compared to $3.7 million received for a similar reinsurance termination in 2008. Offsetting the premiums received from these terminations of

30	STANCORP FINANCIAL GROUP, INC.

reinsurance were approximately $18 million and $3.9 million in additional reserves assumed in 2009 and 2008, respectively. The termination of these agreements was made primarily for the purpose of gaining administrative efficiencies.

Sales. Sales of our group insurance products reported as annualized new premiums increased for 2010 compared to 2009, reflecting continued strong customer interest for our product and service enhancements. The group insurance market for 2010 continued to reflect a price-competitive sales environment.

Persistency. Persistency in our group insurance business increased to 88.7% for 2010, compared to 83.8% for 2009. Persistency in our group insurance business for 2010 was at the high end of our historical range. Persistency in our individual disability products remained above 90%.

Organic Growth. A portion of premium growth in our group insurance in force business is affected by employment and wage growth, changes in price per insured and the average age of employees. Unfavorable economic conditions have resulted in high unemployment levels, and have negatively affected both wage rate and job growth since the second half of 2008. Premiums for 2010 continued to reflect these negative effects on organic growth from negative employment growth and lower wage growth in our existing customer base.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Net investment income	$338.9	1.1%	$335.1	(0.7)%	$337.5

Net investment income is primarily affected by changes in levels of invested assets and interest rates. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Benefits to policyholders is primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.
•

Claims experience – the predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid.

•

Assumptions used to establish related reserves – the assumptions used to establish the related reserves reflect claims incidence and severity, and the discount rate. The discount rate is affected by new money investment interest rates and the overall portfolio yield. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

•

Growth in our in force block – the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth.

2010 ANNUAL REPORT	31

Part II

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Benefits to policyholders, including interest credited	$1,571.2	2.4%	$1,535.0	(1.6)%	$1,560.5
Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	76.4%		74.3%		74.0%
Group insurance	77.2		74.7		73.6
Individual disability	66.8		69.3		78.7

The increase in Insurance Services benefits to policyholders (including interest credited) for 2010 compared to 2009 was primarily due to higher incidence and fewer claim closures in the group long term disability insurance business, a few large claims in the group life insurance business and an increase in individual disability claims reserves of $7.8 million recorded as part of our regular assessments of the adequacy of our reserves. Offsetting these factors was the reduction of reserves for group long term disability claims of $14.6 million, also recorded as part of our reserve assessments, and the inclusion of approximately $18 million of additional individual disability insurance reserves in 2009 benefits to policyholders recorded due to the termination of reinsurance on certain reinsured policies and claims.

The decrease in Insurance Services benefits to policyholders (including interest credited) for 2009 compared to 2008 was primarily due to comparatively lower premiums in our group insurance business, favorable claims experience in our individual disability insurance business and the release of group long term disability reserves of $16.6 million as a result of favorable incidence and recovery patterns compared to reserving assumptions. These factors were offset by an increase in reserves of approximately $18 million in 2009 related to the termination of reinsurance on a small block of reinsured policies and claims and an increase in individual disability claims reserves of $11.5 million reflecting unfavorable claim termination patterns compared to reserve assumptions on a small block of individual disability claims. There was also a termination of reinsurance in 2008 that resulted in an increase in reserves of $3.9 million.

The group insurance benefit ratio of 77.2% for 2010 was in line with our estimated annual range for 2010 of 73.6% to 78.3%. Group insurance claims experience and the corresponding benefit ratio can fluctuate widely from quarter to quarter, but tends to be more stable when measured on an annual basis.

We generally expect the individual disability benefit ratio to trend down over the long-term to reflect the growth in the business outside of the large block of individual disability business assumed in 2000 from Minnesota Life, and we expect there to be a corresponding shift in revenues from net investment income to premiums. The anticipated general decrease in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business.

The decrease in the individual disability benefit ratio for 2009 was primarily due to a decline in the severity of new claims and favorable claims termination experience during 2009. The benefit ratios for 2009 and 2008 for our individual disability business included approximately $18 million and $3.7 million, respectively, of premiums and approximately $18 million and $3.9 million, respectively, of additional reserves related to the termination of reinsurance on certain reinsured policies and claims. Excluding the effects of this termination of reinsurance, the benefit ratio would have been 65.8% for 2009, compared to 78.0% for 2008. Due to the relatively small size of our individual disability business, individual disability claims experience and the corresponding benefit ratio tend to fluctuate widely from quarter to quarter.

In 2006, we adjusted the claim termination rate assumptions for the reserves on a small block of individual disability claims based on an industry table. These assumptions were further refined in 2008, 2009 and 2010 and resulted in increases in reserves of $2.5 million, $11.5 million and $12.5 million, respectively. Our block of business is relatively small, and, as a result, we view a blend of the released industry table and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and, if necessary, will adjust reserves accordingly.

32	STANCORP FINANCIAL GROUP, INC.

We refined our reserve calculation for certain other individual disability claims in 2010 which resulted in a decrease in our individual disability reserves of $4.7 million. There were no similar calculation refinements in 2009 and 2008.

The following table sets forth the average discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Years ended December 31,
	2010	2009	2008
Average discount rate	5.00%	5.00%	5.31%

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

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment and lower commercial mortgage loan investments in future quarters could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at December 31, 2010 and December 31, 2009 was 41 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Operating expenses	$331.8	(0.6)%	$333.9	(1.3)%	$338.4

The decrease in Insurance Services operating expenses for 2010 compared to 2009 was primarily due to a decrease in lease obligations and compensation related expenses resulting from our 2009 operating expense reduction initiatives and careful expense management during 2010. This was partially offset by increased costs associated with several new customer service programs implemented in 2010. The decrease in operating expenses for 2009 compared to 2008 was primarily due to a decline in compensation related expenses as a result of cost reduction initiatives implemented in 2009 and a decline in consulting expenses. Costs related to our 2009 operating expense reduction initiatives are included in the Other category. See “Other.”

2010 ANNUAL REPORT	33

Part II

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Revenues:
Premiums	$41.5	19.6%	$34.7	11.6%	$31.1
Administrative fees	121.5	6.5	114.1	(3.6)	118.3
Net investment income	251.0	7.3	234.0	27.3	183.8

Total revenues	$414.0	8.2	$382.8	14.9	$333.2

Income before income taxes	$56.8	52.3%	$37.3	6.9%	$34.9

Sales (Individual annuity deposits)	363.8	(8.8)	398.8	(55.5)	895.4

Interest credited (% of net investment income):
Retirement plans	56.5%		57.5%		57.0%
Individual annuities	69.0		68.4		64.2

Retirement plans annualized operating expenses (% of average assets under administration)	0.57		0.65		0.62

	December 31,
(Dollars in millions)	2010	2009	Percent Change
Assets under administration:
Retirement plans general account	$1,587.2	$1,540.1	3.1%
Retirement plans separate account	4,787.4	4,174.5	14.7

Total retirement plans insurance products	6,374.6	5,714.6	11.5
Retirement plans trust products	8,907.1	10,065.7	(11.5)
Individual annuities	2,684.2	2,390.9	12.3
Commercial mortgage loans for other investors	2,697.3	2,588.8	4.2
Private client wealth management	1,224.5	1,093.9	11.9

Total assets under administration	$21,887.7	$21,853.9	0.2

Income before income taxes increased for 2010 compared to 2009 primarily due to an increase in net investment income, an increase in administrative fee revenues and reduced operating expenses resulting from the implementation of our 2009 operating expense reduction initiatives. The increase for 2009 compared to 2008 reflected an increase in net investment income and lower operating expenses.

Revenues

Revenues for the Asset Management segment include retirement plan trust product administration fees, fees on investments held in separate account assets and private client wealth management assets under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders.

The increase in revenues for 2010 compared to 2009 was primarily due to an increase in net investment income, primarily related to an increase in average individual annuity assets under administration, and administrative fee revenues, primarily due to the effect of improved equity market performance on our retirement plan assets under administration. The increase in revenues for 2009 compared to 2008 was primarily due to an increase in net investment income related to an increase in average individual annuity assets under administration, higher average yields in our commercial mortgage loan portfolios and an increase in the fair value of our S&P 500 index options.

34	STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth premiums by line of business for the Asset Management segment:

	Years ended December 31,
(In millions)	2010	Dollar Change	2009	Dollar Change	2008
Premiums:
Retirement plans	$1.6	$0.9	$0.7	$(0.9)	$1.6
Individual annuities	39.9	5.9	34.0	4.5	29.5

Total premiums	$41.5	$6.8	$34.7	$3.6	$31.1

Administrative Fee Revenues

Administrative fee revenues for the Asset Management segment include asset-based and plan-based fees related to our retirement plans and private client wealth management businesses, and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fee revenues is the level of assets under administration for retirement plans, which is driven by equity market performance and asset growth due to net customer deposits. Assets under administration that produce administrative fee revenues include retirement plan separate account, retirement plan trust products, private client wealth management and commercial mortgage loans under administration for other investors.

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Administrative fee revenues:
Retirement plans	$92.5	4.5%	$88.5	(7.0)%	$95.2
Other financial services business	29.0	13.3	25.6	10.8	23.1

Total administrative fee revenues	$121.5	6.5	$114.1	(3.6)	$118.3

	December 31,
(Dollars in millions)	2010	2009	Percent Change
Key indicators of administrative fee revenues:
Assets under administration:
Retirement plan separate account	$4,787.4	$4,174.5	14.7%
Retirement plan trust products	8,907.1	10,065.7	(11.5)
Commercial mortgage loans for other investors	2,697.3	2,588.8	4.2
Private client wealth management	1,224.5	1,093.9	11.9

The increase in administrative fee revenues for 2010 compared to 2009 was primarily due to the effect of improved equity market performance on our retirement plan assets under administration, higher commercial mortgage loans under administration and higher private client wealth management assets under administration. These increases occurred despite a decrease in retirement plan trust assets under administration. The decline in retirement plan trust assets under

2010 ANNUAL REPORT	35

Part II

administration was primarily due to the termination of a few large trust retirement plans in the first six months of 2010 that did not meet our profitability objectives. The administrative fee revenues generated from these terminated plans were not significant. The decline in administrative fee revenues for 2009 compared to 2008 was due to lower average retirement plans assets under administration, which was a result of declining equity markets during the last half of 2008 and the first half of 2009.

Net Investment Income

The following table sets forth net investment income and associated key indicators for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Net investment income:
Retirement plans	$87.4	1.9%	$85.8	0.6%	$85.3
Individual annuities	151.0	12.8	133.9	67.6	79.9
Other financial services business	12.6	(11.9)	14.3	(23.1)	18.6

Total net investment income	$251.0	7.3	$234.0	27.3	$183.8

Key indicators of net investment income:

Average assets under administration:
Retirement plan general account	$1,563.7	3.6%	$1,510.0	2.5%	$1,473.5
Individual annuities	2,537.6	14.1	2,223.8	32.7	1,676.3

Contribution from the fair value adjustment of the S&P 500 Index options	8.4	78.7	4.7	142.3	(11.1)
Commercial mortgage loan originations	887.5	23.5	718.5	(47.7)	1,373.8

Portfolio yields:
Fixed maturity securities	5.31%		5.46%		5.63%
Commercial mortgage loans	6.45		6.46		6.39

The increase in net investment income for 2010 compared to 2009 was primarily due to an increase in average individual annuity assets under administration resulting from individual annuity sales, and an increase in average retirement plan general account assets under administration. These increases were enhanced by the change in fair value of our S&P 500 Index options. Partially offsetting these increases was a decline in the portfolio yield for our fixed maturity securities. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Derivative Financial Instruments” for further derivatives disclosure.

The increase in net investment income for 2009 compared to 2008 was primarily due to an increase in average individual annuity assets under administration, higher average yields in our commercial mortgage loan portfolios enhanced by an increase in the fair value of our S&P 500 Index options. The fair value adjustment to derivative assets resulted in an increase to net investment income for 2009 compared to a decrease for 2008. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Derivative Financial Instruments” for further derivative disclosures.

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

36	STANCORP FINANCIAL GROUP, INC.

The following table sets forth benefits to policyholders for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Benefits to policyholders	$53.4	17.6%	$45.4	14.4%	$39.7

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Interest credited	$153.6	9.0%	$140.9	41.0%	$99.9
Key factors of interest credited:
Contribution from the fair value adjustment of index-based interest guarantees	$5.8	1,550.0%	$(0.4)	95.7%	$(9.2)

The increase in interest credited for 2010 compared to 2009 was primarily due to growth in our individual fixed-rate annuity assets under administration enhanced by the change in fair value of the index-based interest guarantees. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Derivative Financial Instruments” for further derivatives disclosure.

The increase in interest credited for 2009 compared to 2008 primarily reflected changes in the fair value of index-based interest guarantees and growth in average individual annuity assets under administration from individual annuity sales. Average assets under administration for individual fixed-rate annuities increased for 2009 compared to 2008. The increase in the contribution of the change in fair value of the index-based interest guarantees was primarily due to fluctuations in the S&P 500 Index.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Operating expenses	$119.0	(6.2)%	$126.9	(3.4)%	$131.4

The decrease in Asset Management operating expenses for 2010 compared to 2009 was due to decreases in lease obligations and compensation related expenses resulting from our 2009 operating expense reduction initiatives and careful expense management during 2010. The decrease in operating expenses for 2009 compared to 2008 was primarily due to a decline in compensation related expenses as a result of our 2009 operating expense reduction initiatives. Costs related to operating expense reduction initiatives are included in the Other category. See “Other.”

OTHER

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses including costs incurred during our 2009 operating expense reduction initiatives, net capital gains and losses and adjustments made in consolidation.

2010 ANNUAL REPORT	37

Part II

The following table sets forth results for the Other category:

	Years ended December 31,
(In millions)	2010	2009	2008
Loss before income taxes	$(87.8)	$(77.9)	$(160.2)
Pre-tax costs related to operating expense reduction initiatives	—	18.6	—

The increase in losses before income taxes for 2010 compared to 2009 was primarily due to higher net capital losses. The loss before income taxes for 2009 included costs related to our 2009 operating expense reduction initiatives, primarily related to severance costs and lease terminations. The benefits from these enhanced efficiencies began in the second half of 2009. See “Liquidity and Capital Resources—Financing Cash Flows.”

The decrease in losses before income taxes for 2009 compared to 2008 was primarily due to lower net capital losses partially offset by an increase in operating expenses related to our 2009 operating expense reduction initiatives.

Net Capital Gains (Losses)

Net capital gains and losses are not likely to occur in a stable pattern and primarily occur as a result of OTTI of assets in our bond portfolio, from additional provisions to our commercial mortgage loan loss allowance, from losses recognized due to impairment of real estate and from sales of our assets for more or less than amortized cost.

The following table sets forth net capital gains and losses and associated key components:

	Years ended December 31,
(In millions)	2010	2009	2008
Net capital gains (losses):
Fixed maturity securities	$15.4	$(5.4)	$(129.1)
Commercial mortgage loans	(46.9)	(20.3)	(1.9)
Real estate investments	7.0	(0.5)	2.2
Real estate owned	(22.9)	—	—
Other	(4.2)	(0.7)	—

Total net capital losses	$(51.6)	$(26.9)	$(128.8)

Key components of net capital gains (losses):

Additional provision in our commercial mortgage loan loss allowance	$(48.1)	$(21.1)	$(5.1)
Other than temporary impairment on fixed maturity securities	(0.7)	(5.9)	(104.9)
Other than temporary impairment on real estate investments	(25.7)	(0.1)	(0.4)

Net capital losses for 2010 were primarily related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010 recorded as additional provisions to our commercial mortgage loan loss allowance. Capital losses were also recognized due to impairments on properties acquired from the above mentioned borrower resulting from the receipt of independent appraisals and on low-income housing tax credit investments. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities and from the sale of real estate investments.

Net capital losses for 2009 were primarily due to the foreclosure and restructuring of commercial mortgage loans recorded as additional provisions to our commercial mortgage loan loss allowance, sales of fixed maturity securities that included losses on holdings in financial institutions, including holdings of certain insurance companies that were downgraded by rating agencies during 2009 and OTTI on fixed maturity securities. The capital losses for 2009 were partially offset by capital gains from the sale of certain fixed maturity securities.

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

38	STANCORP FINANCIAL GROUP, INC.

conditions. From time to time, management may choose to liquidate certain investments and reinvest in different investments so that the likelihood of meeting our financial obligations is increased. See “—Investing Cash Flows.”

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at December 31, 2010.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds as a percentage of our fixed maturity security investments were 2.6% at December 31, 2010. We originate commercial mortgage loans containing a provision requiring the borrower to pay a prepayment fee. The prepayment provision assures that our expected cash flow from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 98% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flow in the event of prepayment.

Our financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. We have analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2010 and 2009, using a hypothetical 10% increase in interest rates and related qualitative information on how we manage interest rate risk. The interest rate sensitivity analysis was based upon our fixed maturity securities and commercial mortgage loans held at December 31, 2010 and 2009. Interest rate sensitivity of our financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year-end 10-year U.S. Government Treasury bond yield, or 0.33% and 0.38% for the 2010 and 2009 analyses, respectively. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using our payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of our financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of our financial assets that resulted from the model was estimated to be $150 million and $144 million at December 31, 2010 and 2009, respectively.

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

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals and was $355.1 million, $441.4 million and $361.8 million for 2010, 2009 and 2008, respectively.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit investments to bonds and other fixed maturity securities, mortgage loans, common and preferred stock and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the Boards of Directors of our insurance subsidiaries. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for transactions that are more significant. Transactions are reported quarterly to the Audit Committee of the Board of Directors for Standard Insurance Company (“Standard”) and to the Board of Directors for The Standard Life Insurance Company of New York.

2010 ANNUAL REPORT	39

Part II

Net cash used in investing activities was $493.1 million, $907.6 million and $1.03 billion for 2010, 2009 and 2008, respectively. The decrease in net cash used in investing activities for 2010 compared to 2009 was primarily due to lower net purchases of fixed maturity securities, which resulted from lower policyholder fund net deposits, the termination of a few large retirement plans and higher repurchases of common stock. The decrease in net cash used in investing activities for 2009 compared to 2008 was primarily due to lower commercial mortgage loan originations and lower individual annuity sales.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At December 31, 2010, our portfolio consisted of 57.6% fixed maturity securities, 40.5% commercial mortgage loans, and 1.9% real estate.

Fixed Maturity Securities

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

Our fixed maturity securities portfolio generates unrealized gains or losses primarily resulting from market interest rates that are lower or higher relative to our book yield at the reporting date. In addition, changes in the spread between the risk-free rate and market rates for any given issuer can fluctuate based on the demand for the instrument, the near-term prospects of the issuer and the overall economic climate.

The following table sets forth fixed maturity securities and associated key indicators:

	December 31,		Percent Change
(Dollars in millions)	2010	2009
Fixed maturity securities	$6,419.1	$6,167.3	4.1%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A	A

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.2%	5.4%
Managed by a third party	$292.3	$257.8	13.4%

Fixed maturity securities on our watch list:
Fair value	0.7	19.6	(96.4)
Amortized cost after OTTI	1.0	26.0	(96.2)

Gross unrealized capital gains in our fixed maturity securities portfolio	415.8	284.8	46.0
Gross unrealized capital losses in our fixed maturity securities portfolio	19.7	41.1	(52.1)

We recorded OTTI of $0.7 million for 2010. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2010. The unrealized capital losses for 2009 included $3.6 million related to noncredit losses that were reclassified from retained earnings to accumulated other comprehensive income.

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

40	STANCORP FINANCIAL GROUP, INC.

The following table sets forth commercial mortgage loan originations:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008
Commercial mortgage loan originations	$887.5	23.5%	$718.5	(47.7)%	$1,373.8

The increase in commercial mortgage loan originations for 2010 compared to 2009 was primarily due to increased activity in the commercial real estate market. The decrease in commercial mortgage loan originations for 2009 compared to 2008 was primarily due to a reduction in demand from quality borrowers in the current credit environment.

The following table sets forth commercial mortgage loan servicing data:

	December 31,		Percent Change
(Dollars in millions)	2010	2009
Commercial mortgage loans serviced:
For subsidiaries of StanCorp.	$4,509.7	$4,279.8	5.4%
For other institutional investors	2,697.3	2,588.8	4.2

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	7.6	7.5	1.3

The estimated average loan to value ratio for the overall portfolio was approximately 68% at December 31, 2010. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at December 31, 2010. We have the contractual ability to pursue personal recourse on approximately 70% of our loans and partial personal recourse on a majority of the remaining loans. The average capitalization rate for the portfolio at December 31, 2010 was approximately 9%. Capitalization rates are used internally to annually value our commercial mortgage loan portfolio.

At December 31, 2010, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

2010 ANNUAL REPORT	41

Part II

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	December 31, 2010		December 31, 2009
(Dollars in millions)	Amount	Percent	Amount	Percent
Property type:
Retail	$2,186.4	48.4%	$2,068.1	48.3%
Office	855.2	18.9	802.6	18.7
Industrial	829.0	18.4	777.4	18.1
Hotel/motel	301.8	6.7	326.1	7.6
Commercial	179.5	4.0	175.8	4.1
Apartment and agricultural	161.7	3.6	134.8	3.2

Total commercial mortgage loans	$4,513.6	100.0%	$4,284.8	100.0%

Geographic region:
Pacific	$1,558.5	34.5%	$1,453.6	33.9%
South Atlantic	838.9	18.6	860.8	20.1
Mountain	541.1	12.0	545.4	12.7
West South Central	547.2	12.1	490.6	11.5
East North Central	350.4	7.8	316.8	7.4
Middle Atlantic	257.1	5.7	251.1	5.9
West North Central	165.5	3.7	149.2	3.5
East South Central	129.0	2.8	99.5	2.3
New England	125.9	2.8	117.8	2.7

Total commercial mortgage loans	$4,513.6	100.0%	$4,284.8	100.0%

U.S. state:
California	$1,236.1	27.4%	$1,153.0	26.9%
Texas	495.8	11.0	445.1	10.4
Georgia	268.3	5.9	239.4	5.6
Florida	240.2	5.3	299.4	7.0
Other	2,273.2	50.4	2,147.9	50.1

Total commercial mortgage loans	$4,513.6	100.0%	$4,284.8	100.0%

Our largest concentration of commercial mortgage loan property type was retail properties and primarily consisted of convenience related properties in strip malls, convenience stores and restaurants.

Through our concentration of commercial mortgage loans in California, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires that may affect certain areas of the western region. We require borrowers to maintain fire insurance coverage. We diversify our commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and is consistent with our experience in other states. We do not require earthquake insurance for the properties when we underwrite new loans. However, we consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in the western region to have a material adverse effect on our business, financial position, results of operations or cash flows. Currently, our California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. Due to the concentration of commercial mortgage loans in California, a continued economic decline in California could have a material adverse effect on our business, financial position, results of operations or cash flows. See Part I, Item 1A, “Risk Factors.”

42	STANCORP FINANCIAL GROUP, INC.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2010, we had outstanding commitments to fund commercial mortgage loans totaling $70.8 million, with fixed interest rates ranging from 5.75% to 7.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	December 31,		Percent Change
(Dollars in millions)	2010	2009
Commercial mortgage loans sixty-day delinquencies:
Book value	$19.6	$17.3	13.3%
Delinquency rate	0.43%	0.40%
In process of foreclosure	$9.3	$6.2	50.0%
Restructured commercial mortgage loans	76.6	28.7	166.9

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain contained and our portfolio will continue its history of solid performance. We have steadfastly avoided the types of structured products that do not meet an adequate level of transparency for good decision making.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Years ended December 31,
(Dollars in millions)	2010	Change	2009	Change	2008
Number of loans	97	72	25	16	9
Book value	$118.6	$85.4	$33.2	$26.4	$6.8
Real estate acquired	103.2	79.0	24.2	18.0	6.2

Real estate owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as independent appraisals are received. Real estate acquired during 2010 increased from 2009 primarily due to our acceptance of deeds in lieu of foreclosure from a single borrower in the second quarter of 2010. For 2010, we recorded capital losses of $26.0 million, primarily due to impairments recognized on 62 properties we acquired during the second quarter of 2010 from a single borrower. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

2010 ANNUAL REPORT	43

Part II

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,
(In millions)	2010	Dollar Change	2009	Dollar Change	2008
Balance at beginning of the period	$19.6	$12.8	$6.8	$3.8	$3.0
Provisions	48.1	27.0	21.1	16.0	5.1
Charge offs, net	(31.6)	(23.3)	(8.3)	(7.0)	(1.3)

Balance at end of the period	$36.1	$16.5	$19.6	$12.8	$6.8

The increase in the provisions for the commercial mortgage loan loss allowance for 2010 compared to 2009 was primarily related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010. The increase to charge offs for 2010 compared to 2009 was primarily related to the acceptance of deeds in lieu of foreclosure on commercial mortgage loans related to a single borrower during the second quarter of 2010. The increase in our commercial mortgage loan loss allowance in 2009 compared to 2008 was to account for probable future losses based on conditions existing at December 31, 2009.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31,		Dollar Change
(In millions)	2010	2009
Impaired commercial mortgage loans with specific allowances for losses	$64.3	$28.5	$35.8
Impaired commercial mortgage loans without specific allowances for losses	18.0	1.9	16.1
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(20.4)	(6.5)	(13.9)

Net carrying value of impaired commercial mortgage loans	$61.9	$23.9	$38.0

An impaired commercial mortgage loan is one that is not performing to the contractual terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. The increase in the impaired commercial mortgage loans at December 31, 2010 compared to 2009 was primarily due to an increase in restructured and sixty-day delinquent commercial mortgage loans that were not performing to the contractual terms of the loan agreements.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Years ended December 31,
(In millions)	2010	Dollar Change	2009	Dollar Change	2008
Average recorded investment	$76.4	$58.9	$17.5	$14.3	$3.2

Interest income is recorded in net investment income. The Company continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is put on non-accrual status. For loans that are less than 90 days delinquent, we may make a business decision to reverse interest income and the accrued interest receivable if there is a question on the collectability of the interest. Interest income on loans in the 90-day delinquent category is recognized in the period the cash is collected. We resume the recognition of interest income when the loan becomes less than 90 days delinquent and we determine it is probable that the loan will remain performing.

The amount of interest income recognized on impaired commercial mortgage loans was $2.8 million, $0.1 million and $0.1 million for 2010, 2009 and 2008, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $3.3 million, $0.1 million and $0.1 million for 2010, 2009 and 2008, respectively.

44	STANCORP FINANCIAL GROUP, INC.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $181.7 million, $294.0 million and $741.9 million for 2010, 2009 and 2008, respectively. The decrease in funds provided by financing cash flows for 2010 compared to 2009 was primarily due to an increase in cash used to repurchase shares of common stock and a reduction in the level of new individual annuity deposits, resulting in a smaller increase of policyholder deposits net of withdrawals. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

The decrease in funds provided by financing cash flows for 2009 compared to 2008 was primarily due to a reduction in the level of new individual annuity deposits, resulting in a decrease of policyholder deposits net of withdrawals, and by an increase in cash used to repurchase shares of common stock.

We maintain a $200 million senior unsecured revolving credit facility (“Facility”). The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. Borrowings under the Facility will continue to be used to provide for working capital, for issuance of letters of credit and for our general corporate purposes.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At December 31, 2010, we had a debt to total capitalization ratio of 24.6% and consolidated net worth of $1.69 billion as defined by the financial covenants. We believe we will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At December 31, 2010, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

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

CAPITAL MANAGEMENT

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. The target for our insurance subsidiaries is generally to maintain capital at 300% of the Company Action Level of Risk-based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated capital of 331% of the Company Action Level RBC at December 31, 2010. At December 31, 2010, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.32 billion.

The level of capital in excess of targeted RBC we generate varies inversely in relation to the level of our premium growth. As premium growth increases, capital is utilized to fund additional reserve requirements, meet increased regulatory capital requirements based on premium and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target level. Higher levels of premium growth can result in increased utilization of capital beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital

2010 ANNUAL REPORT	45

Part II

infusions. At lower levels of premium growth, additional capital produced by the business exceeds the capital utilized to meet these requirements, which can result in additional capital above our targeted RBC level. At our expected growth rate, in 2011, we anticipate generating between $150 million and $200 million of capital in excess of our 300% RBC target. In addition to the capital carried on the insurance subsidiaries, we hold cash and capital at the holding company and non-insurance subsidiaries.

Available capital consists of capital in excess of our insurance subsidiaries’ target RBC ratio of 300%, as well as cash and securities available to the holding company at our non-regulated subsidiaries. During 2010, our available capital decreased approximately $60 million to over $235 million. The majority of the decrease was related to an increase in share repurchase activity and increased investment in real estate owned that is not included in our available capital calculation.

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

In February 2011, the Board of Directors approved dividends from Standard of up to $200 million during 2011. The approved dividend amount for 2011 was not in excess of the current statutory limitations under the Oregon Insurance Division and we therefore will not have to seek approval from the Oregon Insurance Division for the 2011 approved dividend amount.

Standard paid ordinary cash dividends to StanCorp of $244.0 million and $170.0 million, in 2010 and 2009, respectively.

Dividends to Shareholders

On November 8, 2010, our Board of Directors declared an annual cash dividend of $0.86 per share, calculated and payable on a per share basis. The dividend was paid on December 3, 2010 to shareholders of record on November 19, 2010. In 2009 and 2008, we paid an annual cash dividend of $0.80 and $0.75 per share, respectively. The Board of Directors has increased the annual dividend to shareholders each year for the past 11 consecutive years. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that annual dividends to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the Board of Directors. In addition, the declaration and payment of dividends to shareholders would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999.

Share Repurchases

On February 8, 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of StanCorp common stock. The February 2010 repurchase program took effect upon the completion of the previous share repurchase program and expires on December 31, 2011. As of December 31, 2010, we had 2.3 million shares remaining under our current share repurchase program. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon

46	STANCORP FINANCIAL GROUP, INC.

management’s assessment of market conditions for its common stock and other potential growth opportunities or priorities for capital use. We also acquire shares of common stock from executive officers and directors to cover tax liabilities of those officers and directors upon the release of performance-based shares. Repurchases are made at market prices on the transaction date.

The following table sets forth share repurchases activity:

	Years ended December 31,
(Dollars in millions except per share data)	2010	2009
Share repurchases:
Shares repurchased	2,034,200	1,551,700
Cost of share repurchases	$81.8	$59.3
Volume weighted-average price per common share	40.19	38.20
Shares remaining under repurchase authorizations	2,308,900	1,343,100

Shares acquired to cover tax liabilities:
Shares acquired	8,613	5,584
Cost of share repurchases	$0.4	$0.2
Volume weighted-average price per common share	43.01	31.34

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

The following table summarizes our contractual obligations by period in which payments are due:

(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Short-term debt and capital lease obligations	$2.2	$2.2	$—	$—	$—
Long-term debt and capital lease obligations	551.9	—	251.2	0.2	300.5
Interest on long-term debt obligations	169.2	38.0	58.7	41.4	31.1
Operating lease obligations	43.3	13.2	20.0	5.6	4.5
Funding requirements for commercial mortgage Loans	70.8	70.8	—	—	—
Purchase obligations	2.7	1.9	0.8	—	—
Insurance obligations(1)	7,583.2	1,184.4	1,140.5	890.2	4,368.1
Policyholder fund obligations(2)	4,336.8	3,779.7	77.4	66.5	413.2
Separate account liabilities(3)	4,787.4	4,787.4	—	—	—
Other short-term and long-term obligations according to GAAP	600.6	30.0	48.2	31.4	491.0

Total contractual obligations	$18,148.1	$9,907.6	$1,596.8	$1,035.3	$5,608.4
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

2010 ANNUAL REPORT	47

Part II

receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA. These net cash payments are undiscounted with respect to interest and, as a result, the sum of the net cash payments shown for all years in the table of $7.58 billion exceeds the corresponding liability amount of $5.50 billion included in the Consolidated Financial Statements as of December 31, 2010. We have made significant assumptions to determine the future estimated net cash payments related to the underlying policies and contracts. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(2)

While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, policyholder fund obligations in the amount of $3.37 billion have been included in the less than one year column of the table as they may be withdrawn upon request. These net cash payments are undiscounted with respect to interest but reflect an offsetting effect due to reinsurance receivables and, as a result, the sum of the net cash payments shown for all years in the table of $4.34 billion differs from the corresponding liability amount of $4.63 billion included in the Consolidated Financial Statements as of December 31, 2010. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(3)

Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, separate account liabilities in the amount of $4.79 billion have been included in the less than one year column of the table as they may be withdrawn upon request.

Our long-term debt obligations consisted primarily of the $250 million 6.875% Senior Notes and the $300 million 6.90% Subordinated Debt. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18—Long-Term Debt” for additional information.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2010, we had outstanding commitments to fund commercial mortgage loans totaling $70.8 million, with fixed interest rates ranging from 5.75% to 7.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and deposit may be refunded to the borrower, less an administrative fee.

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

Other long-term obligations reflected in our balance sheet at December 31, 2010, consisted of $350.4 million in expected benefit payments for supplemental, home office, and field office retirement plans, $183.5 million in expected benefit payments for the postretirement benefit plan, $37.6 million in capital commitments related to our low-income housing tax credit investments, a $14.8 million tax reimbursement liability related to the block of life insurance business sold to Protective Life Insurance Company (“Protective Life”) in 2001, and a $10.5 million liability for our deferred compensation plan.

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2008, through December 31, 2010, aggregated $1.0 million. At December 31, 2010, we maintained a reserve of $0.8 million for future assessments with respect to currently impaired, insolvent or failed insurers.

48	STANCORP FINANCIAL GROUP, INC.

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

•	Deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within three years.
•	Annuity reserves follow the commissioner’s annuity reserve valuation methodology rather than GAAP guidance for investment contracts.

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

(Dollars in millions)	Years ended December 31,
	2010	Dollar Change	2009	Dollar Change	2008
Statutory Results	$317.4	$(57.6)	$375.0	$33.4	$341.6
Adjusted GAAP Results	334.4	(8.2)	342.6	(27.3)	369.9

Difference	$(17.0)	(49.4)	$32.4	60.7	$(28.3)

The decrease in Statutory Results for 2010 compared to 2009 was primarily due to an increase in group long term disability reserves. The increase in Statutory Results for 2009 was primarily due to an increase in net investment income as a result of high individual annuity deposit volume for the fourth quarter of 2008, which increased invested assets for 2009, and favorable changes in reserves.

The narrowing of the spread between Statutory Results and Adjusted GAAP Results for 2010 was due to an increase in the deferral of capital gains subject to the interest maintenance reserve on a statutory basis and an increase in reserves for the group disability business. The increase in Statutory Results compared to Adjusted GAAP Results for 2009 compared to 2008 was primarily due to favorable differences in DAC and favorable changes in reserves on a statutory basis compared to a GAAP basis.

2010 ANNUAL REPORT	49

Part II

The following table sets forth statutory capital and the associated asset valuation reserve:

	December 31,		Percent Change
(Dollars in millions)	2010	2009
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,322.4	$1,332.9	(0.8)%
Asset valuation reserve	95.6	89.7	6.6

ACCOUNTING PRONOUNCEMENTS

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Accounting Pronouncements.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment valuations, DAC, VOBA and other intangible assets, the reserves for future policy benefits and claims, pension and postretirement benefit plans and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. These estimates have a material effect on our results of operations and financial condition.

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

In our quarterly fixed maturity security impairment analysis, we evaluate whether a decline in value of the fixed maturity security is other than temporary by considering the following factors:

•	The nature of the fixed maturity security.
•	The duration until maturity.
•	The duration the fair value has been below amortized cost.
•	The extent to which the fair value is below amortized cost.
•	The financial quality of the issuer.
•	Estimates regarding the issuer’s ability to make the scheduled payments associated with the fixed maturity security.
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

The Company maintains an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At December 31, 2010, our fixed maturity securities watch list totaled $0.7 million at fair value and $1.0 million at amortized cost. There was no OTTI on the fixed maturity securities on our watch list at December 31, 2010. We recorded OTTI related to credit loss due to impairments of $0.7 million for 2010, compared to $5.9 million for

50	STANCORP FINANCIAL GROUP, INC.

2009. We recorded no OTTI related to noncredit loss due to impairments for 2010 and 2009. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities—Available-for-Sale” for further disclosures.

We will continue to evaluate our holdings; however, we currently expect the fair values of our investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of our fixed maturity securities significantly decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

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

In 2009, we recorded a cumulative effect adjustment of $2.3 million, net of tax, for the portion of OTTI related to noncredit losses on our debt securities for the period prior to April 1, 2009. We met the following criteria in order to record the cumulative effect adjustment:

•	The debt securities were held at the beginning of the interim period of adoption,
•	The debt securities had noncredit losses previously recognized as OTTI in earnings,
•	We did not intend to sell the debt securities, and
•	It was not more likely than not that we would be required to sell the debt securities before the recovery of their amortized cost bases.

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9—Fair Value” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income (loss).

Commercial Mortgage Loans

Commercial mortgage loans are stated at amortized cost less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. An impaired commercial mortgage loan is a loan that is not performing to the contractual terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. In addition, for impaired commercial mortgage loans, we evaluate the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur, the loan-to-value ratio and other quantitative information we have concerning the loan. Portions of loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Real Estate

Real estate is comprised of two components: real estate investments and real estate owned.

Real estate investments are stated at cost less accumulated depreciation. Generally, we depreciate this real estate using the straight-line depreciation method with property lives varying from 30 to 40 years. We record impairments when it is determined that the decline in fair value of an investment below its amortized cost is other than temporary. The impairment loss is charged to net capital losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

Real estate owned is initially recorded at the lower of cost or estimated net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as independent appraisals are received. Real estate

2010 ANNUAL REPORT	51

Part II

owned is considered an investment held for sale. We will begin to depreciate our real estate owned one year after acquisition, unless a sale is probable.

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

Total real estate increased $97.1 million to $210.6 million at December 31, 2010 compared to December 31, 2009. Real estate investments increased primarily due to additional investments in low-income housing tax credit investments during 2010. Real estate owned increased due to $103.2 million of real estate acquired through acceptance of deeds in lieu of foreclosure on commercial mortgage loans primarily related to a single borrower. The increase in real estate was partially offset by net capital losses on real estate of $15.9 million recorded during 2010 primarily due to impairments recognized on 62 properties we acquired from a single borrower in the second quarter of 2010.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	December 31,		Percent Change
(Dollars in millions)	2010	2009
DAC	$277.0	$252.6	9.7%
VOBA	28.4	30.4	(6.6)
Other intangible assets	51.7	55.8	(7.3)

Total DAC, VOBA and other intangible assets	$357.1	$338.8	5.4

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

52	STANCORP FINANCIAL GROUP, INC.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. The accumulated amortization of VOBA was $60.4 million and $58.4 million at December 31, 2010 and 2009, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2010		December 31, 2009
(Dollars in millions)	Amount	Percent	Amount	Percent
DAC	$63.6	23.0%	$64.0	25.3%
VOBA	7.5	26.4	7.6	25.0

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended December 31,
(Dollars in millions)	2010	Percent Change	2009	Percent Change	2008

Decrease to DAC and VOBA	$(0.5)	50.0%	$(1.0)	(150.0)%	$(0.4)

2010 ANNUAL REPORT	53

Part II

Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists were obtained in connection with acquisitions and have a combined estimated weighted-average remaining life of approximately 9.3 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. The accumulated amortization of other intangible assets was $23.0 million and $17.2 million at December 31, 2010 and 2009, respectively.

Reserves for Future Policy Benefits and Claims

Reserves include policy reserve liabilities and claim reserve liabilities and represent amounts to pay future benefits and claims. Claim reserve liabilities are for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Policy reserve liabilities reflect our best estimates of assumptions at the time of policy issuance including adjustments for adverse deviations in actual experience.

The following table sets forth total reserve balances by reserve type:

	December 31,
(In millions)	2010	2009
Reserves:
Policy reserves	$1,035.5	$993.2
Claim reserves	4,466.8	4,375.5

Total reserves	$5,502.3	$5,368.7

Developing the estimates for reserves, and thus the resulting impact on earnings, requires varying degrees of subjectivity and judgment, depending upon the nature of the reserve. For most of our reserves, the reserve calculation methodology is prescribed by various accounting and actuarial standards, although judgment is required in the determination of assumptions used in the calculation. We also hold reserves that lack a prescribed methodology but instead are determined by a formula that we have developed based on our own experience. Because this type of reserve requires a higher level of subjective judgment, we closely monitor its adequacy. These reserves are primarily incurred but not reported (“IBNR”) claim reserves associated with our disability products. Finally, a small amount of reserves is held based entirely upon subjective judgment. These reserves are generally set up as a result of unique circumstances that are not expected to continue far into the future and are released according to pre-established conditions and timelines.

The following table sets forth total reserve balances by calculation methodology:

(Dollars in millions)	December 31, 2010	Percent of Total	December 31, 2009	Percent of Total
Reserves:
Reserves determined through prescribed methodology	$4,872.6	88.6%	$4,729.0	88.1%
Reserves determined by internally-developed formulas	619.3	11.2	631.8	11.8
Reserves based on subjective judgment	10.4	0.2	7.9	0.1

Total reserves	$5,502.3	100.0%	$5,368.7	100.0%

Policy Reserves

Policy reserves include reserves established for individual disability insurance, individual and group immediate annuity businesses and individual life insurance. Policy reserves are calculated using our best estimates of assumptions and considerations at the time the policy was issued, adjusted for the effect of adverse deviations in actual experience. These assumptions are not subsequently modified unless policy reserves become inadequate, at which time we may need to

54	STANCORP FINANCIAL GROUP, INC.

change assumptions to increase reserves. We maintain a policy reserve for as long as a policy is in force, even after a separate claim reserve is established.

The following table sets forth policy reserves by block of business:

	December 31,
(In millions)	2010	2009
Policy reserves:
Individual disability insurance	$204.7	$190.9
Individual and group immediate annuity businesses	235.0	201.5
Individual life insurance	595.8	600.8

Total policy reserves	$1,035.5	$993.2

Individual Disability Insurance

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

Individual and Group Immediate Annuity Businesses

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

Individual Life Insurance

Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life under a reinsurance agreement. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore the associated reserves remain on Standard’s consolidated balance sheets and an equal amount is recorded as a recoverable from the reinsurer. We also retain a small number of individual policies arising out of individual conversions from our group life policies.

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equal our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for IBNR claims are determined using our experience and consider actual historical incidence rates, claim-reporting patterns and the average cost of claims. The IBNR claim reserves are calculated using a company derived formula based primarily upon premiums, which is validated through a close examination of reserve run-out experience. The claim reserves are related to group and individual disability insurance and group life insurance products offered by our Insurance Services segment.

Claim reserves are subject to revision as our current claim experience and expectations regarding future factors, which may influence claim experience, change. During each quarter, we monitor our emerging claim experience to ensure that

2010 ANNUAL REPORT	55

Part II

the claim reserves remain appropriate and make adjustments to our assumptions based on actual experience and our expectations regarding future events as appropriate. Assumptions used to calculate claim reserves may vary by the age, gender and occupation class of the claimant, the year the claim was incurred, time elapsed since disablement, and specific contract provisions and limitations.

The following table sets forth total claim reserves by block of business:

	December 31,
(In millions)	2010	2009
Claim reserves:
Group disability insurance	$3,022.2	$2,984.6
Individual disability insurance	694.1	665.7
Group life insurance	750.5	725.2

Total claim reserves	$4,466.8	$4,375.5

Group and Individual Disability Insurance

Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Group Life Insurance

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the average discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Years ended December 31,
	2010	2009	2008
Average discount rate	5.00%	5.00%	5.31%

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

56	STANCORP FINANCIAL GROUP, INC.

of benefits to policyholders. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. In 2010, while we have experienced some variation in our claim termination experience, we have not seen any prolonged or systemic change that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of favorable long-term trends compared to reserving assumptions for our group long term disability insurance, we released IBNR claim reserves totaling $11.7 million and claim reserves totaling $2.9 million in 2010, compared to a release of IBNR claim reserves totaling $16.6 million in 2009. There were no similar reserve changes in 2008.

We refined the claim termination rate assumptions for the reserves on a small block of individual disability claims based on a blend of our experience and industry data in 2008, 2009 and 2010 which resulted in an increase in reserves of $2.5 million, $11.5 million and $12.5 million, respectively. Our block of business is relatively small, and, as a result, we view a blend of the industry data and our own experience as a more appropriate method for establishing termination assumptions compared solely to our own experience. We will continue to monitor the credibility of our developing experience and, if necessary, will adjust reserves accordingly.

We refined our reserve calculation for certain other individual disability claims in 2010 which resulted in a decrease in our individual disability reserves of $4.7 million. There were no similar calculation refinements in 2009 and 2008.

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our group insurance lines of business of approximately +/- 0.2% or $8 million. However, given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination rates over time could produce a change in reserves for our group insurance lines outside of this range.

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

In accordance with the accounting principles related to our pension and other postretirement plans, we are required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The major assumptions that affect net periodic benefit cost and the funded status of the plans include the weighted-average discount rate, the expected return on plan assets, and the rate of compensation increase.

2010 ANNUAL REPORT	57

Part II

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

For the postretirement benefit plan, the assumed health care cost trend rates are also a major assumption that affects expenses and liabilities. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.5	$(0.4)
Effect on postretirement benefit obligation	5.3	(4.2)

Our discount rate assumption is reviewed annually, and we use a December 31 measurement date for each of our plans. For more information concerning our pension and postretirement plans, see Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Retirement Benefits.”

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

Currently, years 2007 through 2010 are open for audit by the IRS. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Income Taxes.”

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

58	STANCORP FINANCIAL GROUP, INC.

“anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements including, but are not limited to, the following:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective utilization of capital, including our ability to achieve financing through debt or equity.
•	Changes in our liquidity needs and the liquidity of assets in our investment portfolios.
•	Integration and performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level including changes in income tax rates and regulations or changes in U.S. GAAP accounting principles, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower, property type and geographic region.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rates.
•	The effect of changing levels of commercial mortgage loan prepayment fees and participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.
•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management.”

2010 ANNUAL REPORT	59

Part II

Item 8.	Financial Statements and Supplementary Data

60	STANCORP FINANCIAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc., and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc., and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Portland, Oregon

February 25, 2011

2010 ANNUAL REPORT	61

Part II

Consolidated Statements of Income and Comprehensive Income (Loss)

	Years ended December 31,
(Dollars in millions—except per share data)	2010	2009	2008
Revenues:
Premiums	$2,097.7	$2,101.9	$2,140.2
Administrative fees	116.5	108.5	114.6
Net investment income	602.5	586.5	541.0
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.7)	(5.9)	(104.9)
All other net capital losses	(50.9)	(21.0)	(23.9)

Total net capital losses	(51.6)	(26.9)	(128.8)

Total revenues	2,765.1	2,770.0	2,667.0

Benefits and expenses:
Benefits to policyholders	1,619.8	1,575.7	1,589.4
Interest credited	158.4	145.6	110.7
Operating expenses	446.2	476.2	469.2
Commissions and bonuses	206.1	202.0	227.6
Premium taxes	34.7	34.2	37.3
Interest expense	38.9	39.2	39.2
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(21.8)	(18.6)	(47.5)

Total benefits and expenses	2,482.3	2,454.3	2,425.9

Income before income taxes	282.8	315.7	241.1
Income taxes	93.8	106.8	78.2

Net income	189.0	208.9	162.9

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities—available-for-sale:
Net unrealized capital gains (losses) on securities—available-for-sale	100.5	210.8	(206.0)
Reclassification adjustment for net capital (gains) losses included in net income	(9.6)	3.5	80.3
Employee benefit plans:
Prior service credit (cost) and net losses arising during the period, net	(5.0)	8.4	(45.9)
Reclassification adjustment for amortization to net periodic pension cost, net	3.6	4.9	0.9

Total other comprehensive income (loss), net of tax	89.5	227.6	(170.7)

Comprehensive income (loss)	$278.5	$436.5	$(7.8)
Net income per common share:
Basic	$4.04	$4.27	$3.33
Diluted	4.02	4.26	3.30
Weighted-average common shares outstanding:
Basic	46,774,277	48,932,908	48,917,235
Diluted	47,006,228	49,044,543	49,292,240

See Notes to Consolidated Financial Statements.

62	STANCORP FINANCIAL GROUP, INC.

Consolidated Balance Sheets

	December 31,
(Dollars in millions)	2010	2009
ASSETS
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,023.0 and $5,923.6)	$6,419.1	$6,167.3
Short-term investments	—	1.1
Commercial mortgage loans, net	4,513.6	4,284.8
Real estate, net	210.6	113.5
Policy loans	3.3	3.1

Total investments	11,146.6	10,569.8
Cash and cash equivalents	152.0	108.3
Premiums and other receivables	101.9	104.4
Accrued investment income	110.8	108.8
Amounts recoverable from reinsurers	938.3	935.0
Deferred acquisition costs, value of business acquired and other intangible assets, net	357.1	338.8
Goodwill	36.0	36.0
Property and equipment, net	111.5	127.2
Other assets	101.7	66.7
Separate account assets	4,787.4	4,174.5

Total assets	$17,843.3	$16,569.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$5,502.3	$5,368.7
Other policyholder funds	4,627.8	4,337.1
Deferred tax liabilities, net	58.3	30.0
Short-term debt	2.2	2.9
Long-term debt	551.9	553.2
Other liabilities	401.3	367.7
Separate account liabilities	4,787.4	4,174.5

Total liabilities	15,931.2	14,834.1

Commitments and contingencies (See Note 19)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 46,159,387 and 47,744,524 shares issued at December 31, 2010 and 2009, respectively	158.2	220.4
Accumulated other comprehensive income	160.9	71.4
Retained earnings	1,593.0	1,443.6

Total shareholders’ equity	1,912.1	1,735.4

Total liabilities and shareholders’ equity	$17,843.3	$16,569.5

See Notes to Consolidated Financial Statements.

2010 ANNUAL REPORT	63

Part II

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
(Dollars in millions)	Shares	Amount
Balance, January 1, 2008	49,155,131	$267.1	$16.8	$1,145.1	$1,429.0
Net income	—	—	—	162.9	162.9
Other comprehensive loss, net of tax	—	—	(170.7)	—	(170.7)
Common stock:
Repurchased	(526,300)	(24.9)	—	—	(24.9)
Issued to directors	9,820	0.5	—	—	0.5
Issued under employee stock plans, net.	350,423	20.2	—	—	20.2
Dividends declared on common stock	—	—	—	(36.7)	(36.7)

Balance, December 31, 2008	48,989,074	262.9	(153.9)	1,271.3	1,380.3
Net income	—	—	—	208.9	208.9
Cumulative adjustment for the noncredit portion of losses from other-than- temporary impairments, net of tax	—	—	(2.3)	2.3	—
Other comprehensive income, net of tax	—	—	227.6	—	227.6
Common stock:
Repurchased	(1,551,700)	(59.3)	—	—	(59.3)
Issued to directors	10,339	0.5	—	—	0.5
Issued under employee stock plans, net.	296,811	16.3	—	—	16.3
Dividends declared on common stock	—	—	—	(38.9)	(38.9)

Balance, December 31, 2009	47,744,524	220.4	71.4	1,443.6	1,735.4
Net income	—	—	—	189.0	189.0
Other comprehensive income, net of tax	—	—	89.5	—	89.5
Common stock:
Repurchased	(2,034,200)	(81.8)	—	—	(81.8)
Issued to directors	14,823	0.6	—	—	0.6
Issued under employee stock plans, net.	434,240	19.0	—	—	19.0
Dividends declared on common stock	—	—	—	(39.6)	(39.6)

Balance, December 31, 2010	46,159,387	$158.2	$160.9	$1,593.0	$1,912.1

See Notes to Consolidated Financial Statements.

64	STANCORP FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2010	2009	2008
Operating:
Net income	$189.0	$208.9	$162.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	51.6	26.9	128.8
Depreciation and amortization	129.7	123.4	124.5
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(91.8)	(93.9)	(122.5)
Deferred income taxes	(21.9)	(16.8)	1.8
Changes in other assets and liabilities:
Receivables and accrued income	13.5	13.9	(15.3)
Future policy benefits and claims	127.8	66.5	127.2
Other, net	(42.8)	112.5	(45.6)

Net cash provided by operating activities	355.1	441.4	361.8
Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities— available-for-sale	762.4	953.8	615.0
Proceeds from sale or repayment of commercial mortgage loans	499.3	542.0	1,006.8
Proceeds from sale of real estate	31.5	0.9	0.5
Proceeds from sale and maturity of other investments	—	0.2	1.2
Acquisition of fixed maturity securities—available-for-sale	(856.1)	(1,570.8)	(1,160.1)
Acquisition or origination of commercial mortgage loans	(902.2)	(804.5)	(1,452.0)
Acquisition of real estate	(9.2)	(1.5)	(3.2)
Acquisition of businesses, net of cash acquired	(2.8)	(5.2)	—
Acquisition of property and equipment, net	(16.0)	(22.5)	(37.2)

Net cash used in investing activities	(493.1)	(907.6)	(1,029.0)
Financing:
Policyholder fund deposits	1,640.0	1,748.7	2,364.1
Policyholder fund withdrawals	(1,349.3)	(1,355.7)	(1,573.8)
Short-term debt	(0.7)	(0.8)	(0.3)
Long-term debt	(1.3)	(8.3)	(1.1)
Issuance of common stock	14.4	8.3	14.6
Repurchases of common stock	(81.8)	(59.3)	(24.9)
Dividends paid on common stock	(39.6)	(38.9)	(36.7)

Net cash provided by financing activities	181.7	294.0	741.9
Increase (decrease) in cash and cash equivalents	43.7	(172.2)	74.7
Cash and cash equivalents, beginning of year	108.3	280.5	205.8

Cash and cash equivalents, end of year	$152.0	$108.3	$280.5
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$200.5	$178.8	$151.2
Income taxes	115.9	90.1	128.8
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	103.2	24.2	6.2

See Notes to Consolidated Financial Statements.

2010 ANNUAL REPORT	65

Part II

Notes to Consolidated Financial Statements

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, principles of consolidation, and basis of presentation

StanCorp, headquartered in Portland, Oregon, is a holding company and conducts business through wholly-owned operating subsidiaries throughout the United States. Through its subsidiaries, StanCorp has the authority to underwrite insurance products in all 50 states. StanCorp operates through two segments: Insurance Services and Asset Management as well as an Other category. See “Note 5—Segments.”

Standard Insurance Company (“Standard”), the Company’s largest subsidiary, underwrites group and individual disability insurance and annuity products, group life and accidental death and dismemberment (“AD&D”) insurance, and provides group dental and group vision insurance, absence management services and retirement plan products. Founded in 1906, Standard is domiciled in Oregon, licensed in all states except New York, and licensed in the District of Columbia and the U.S. territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group long term and short term disability, life, AD&D and dental and individual disability insurance in New York.

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

StanCorp Real Estate, LLC is a property management company that owns and manages the Hillsboro, Oregon home office properties and other properties held for investment and held for sale and manages the Portland, Oregon home office properties.

Standard Management, Inc. owns and manages certain real estate properties held for sale.

Adaptu, LLC provides an online service to help users plan and manage their financial lives.

StanCorp and Standard hold interests in low-income housing tax credit investments. These interests do not meet the requirements for consolidation under existing accounting standards, and thus the Company’s interests in the low-income housing tax credit investments are accounted for under the equity method of accounting. The total investment in these interests was $57.5 million and $20.1 million at December 31, 2010 and 2009, respectively.

The consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated on a consolidated basis.

In 2008, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to implement these strategies. The Company incurred $18.6 million of costs during its 2009 operating expense reduction initiatives.

66	STANCORP FINANCIAL GROUP, INC.

Use of estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment are those used in determining investment valuations, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets, goodwill, the reserves for future policy benefits and claims, pension and postretirement benefit plans and income taxes. The results of these estimates are critical because they affect the Company’s profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on the Company’s results of operations and financial condition.

Investment Valuations

Fixed Maturity Securities—Available-for-Sale (“Fixed Maturity Securities”)

Fixed maturity security capital gains and losses are recognized using the specific identification method. If a debt security’s fair value declines below its amortized cost, the Company must assess the security’s impairment to determine if the impairment is other than temporary.

In the Company’s quarterly fixed maturity security impairment analysis, management evaluates whether a decline in value of the fixed maturity security is other than temporary by considering the following factors:

•	The nature of the fixed maturity security.
•	The duration until maturity.
•	The duration and the extent the fair value has been below amortized cost.
•	The financial quality of the issuer.
•	Estimates regarding the issuer’s ability to make the scheduled payments associated with the fixed maturity security.
•

The Company’s intent to sell or whether it is more likely than not the Company will be required to sell a fixed maturity security before recovery of the security’s cost basis through the evaluation of facts and circumstances including, but not limited to, decisions to rebalance the Company’s portfolio, current cash flow needs and sales of securities to capitalize on favorable pricing.

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

The Company maintains an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At December 31, 2010, the Company’s fixed maturity securities watch list totaled $0.7 million in fair value and $1.0 million in amortized cost. There was no OTTI on the fixed maturity securities on the watch list at December 31, 2010. The Company recorded OTTI related to credit loss due to impairments of $0.7 million for 2010 and $5.9 million for 2009. There was no OTTI related to noncredit loss for 2010 and 2009. See “Note 10—Investments,” for additional discussion.

The Company will continue to evaluate its holdings. Should the credit quality of the Company’s fixed maturity securities significantly decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

2010 ANNUAL REPORT	67

Part II

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See “Note 9—Fair Value,” for a detailed explanation of the valuation methods the Company uses to calculate the fair value of its financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income (loss).

Commercial Mortgage Loans

Commercial mortgage loans are stated at amortized cost less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general and a specific loan loss allowance.

Impairment Evaluation

The Company continuously monitors its commercial mortgage loan portfolio for potential nonperformance by evaluating the portfolio and individual loans. Key factors that are monitored are as follows:

•	Loan loss experience.
•	Delinquency history.
•	Debt coverage ratio.
•	Loan to value ratio.
•	Refinancing and restructuring history.
•	Request for forbearance history.

If the analysis above indicates a loan might be impaired, it is further analyzed for impairment through the consideration of the following additional factors:

•	Delinquency status.
•	Foreclosure status.
•	Restructuring status.
•	Borrower history.

If it is determined a loan is impaired, a specific allowance is usually recorded.

General Loan Loss Allowance

The general loan loss allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis.

Specific Loan Loss Allowance

An impaired commercial mortgage loan is a loan that is not performing to the contractual terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. The Company also holds specific loan loss allowances on certain performing commercial mortgage loans that it continues to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which the Company has determined that it remains probable that all amounts due will be collected. In addition, for impaired commercial mortgage loans, the Company evaluates the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur and other quantitative information management has concerning the loan. Portions of loans that are deemed uncollectible are written off against the allowance, and recoveries, if any, are credited to the allowance. See “Note 10—Investments—Commercial Mortgage Loans.”

Interest Income

The Company records interest income in net investment income and continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is put on non-accrual status. For loans that are less than 90 days delinquent, management may make a business decision to reverse interest income and the accrued interest receivable if there is a question on the collectability of the interest. Interest income on loans in the 90-day delinquent category is recognized in the period the cash is collected. The Company resumes the recognition of interest income when the loan becomes less than 90 days delinquent and management determines it is probable that the loan will remain performing.

68	STANCORP FINANCIAL GROUP, INC.

Real Estate

Real estate investments are stated at cost less accumulated depreciation. Generally, the Company depreciates this real estate using the straight-line depreciation method with property lives varying from 30 to 40 years. Accumulated depreciation for real estate totaled $29.4 million and $32.7 million at December 31, 2010 and 2009, respectively. The Company records impairments when it is determined that the decline in fair value of the investment below its amortized cost is other than temporary. The impairment loss is charged to net capital losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

Real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”) is initially recorded at the lower of cost or estimated net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as independent appraisals are received. Real estate owned is considered an investment held for sale. We will begin to depreciate our real estate owned one year after acquisition, unless a sale is probable.

For any real estate expected to be sold, an impairment charge is recorded if the Company does not expect the investment to recover its amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the investment for further potential impairment. If the fair value of the investment later recovers, the Company is not permitted to write the asset back up to its historical cost.

Total real estate increased $97.1 million to $210.6 million at December 31, 2010 compared to December 31, 2009. Real estate investments increased primarily due to additional investments in low-income housing tax credit investments during 2010. Real estate owned increased due to $103.2 million of real estate acquired through acceptance of deeds in lieu of foreclosure on commercial mortgage loans primarily related to a single borrower. The increase in real estate was partially offset by net capital losses on real estate of $15.9 million recorded during 2010 primarily due to impairments recognized on 62 properties the Company acquired from a single borrower in the second quarter of 2010.

All Other Investments

All other investments include derivative financial instruments and policy loans. Capital gains and losses for these investments are recognized using the specific identification method.

Derivative financial instruments are carried at fair value, and valuation adjustments for derivative financial instruments are reported as a component of net investment income. See “Note 11—Derivative Financial Instruments.”

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

2010 ANNUAL REPORT	69

Part II

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

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined

70	STANCORP FINANCIAL GROUP, INC.

estimated weighted-average remaining life of approximately 9.3 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years.

Property and Equipment, Net

The following table sets forth the major classifications of the Company’s property and equipment and accumulated depreciation:

	December 31,
(In millions)	2010	2009
Home office properties	$130.8	$128.5
Office furniture and equipment	58.3	60.9
Capitalized software	142.4	131.5
Leasehold improvements	11.7	10.8

Property and equipment, gross	343.2	331.7
Less: accumulated depreciation	231.7	204.5

Property and equipment, net	$111.5	$127.2

Property and equipment are stated at cost less accumulated depreciation. The Company depreciates property and equipment using the straight-line method over the estimated useful lives with a half-year convention. The estimated useful lives are generally 40 years for properties, range from three to ten years for equipment and range from three to five years for capitalized software. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the life of the lease. Depreciation expense for 2010, 2009 and 2008 was $31.7 million, $31.4 million and $27.9 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased 34.3%, 35.7% and 36.5% of the corporate headquarters in Portland, Oregon at December 31, 2010, 2009 and 2008, respectively. Income from the leases is included in net investment income.

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

Reserves for Future Policy Benefits and Claims

Benefits and expenses are matched with recognized premiums to result in recognition of profits over the life of the contracts. The match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses. For most of the Company’s product lines, management establishes and carries as a liability actuarially determined reserves that are calculated to meet the Company’s obligations for future policy benefits and claims. These reserves do not represent an exact calculation of the Company’s future benefit liabilities but are instead estimates based on assumptions and considerations concerning a number of factors, which include:

•	The amount of premiums that the Company will receive in the future.
•	The rate of return on assets the Company purchases with premiums received.
•	Expected number and severity of claims.
•	Expenses.
•	Persistency, which is the measurement of the percentage of premiums remaining in force from year to year.

2010 ANNUAL REPORT	71

Part II

In particular, the Company’s group and individual long term disability reserves are sensitive to assumptions and considerations regarding the following factors:

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

Other Policyholder Funds

Other policyholder funds are liabilities for investment-type contracts and are based on the policy account balances including accumulated interest. Other policyholder funds include amounts related to advanced premiums, premiums on deposit and experience rated liabilities totaling $418.5 million and $431.6 million at December 31, 2010 and 2009, respectively.

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

Management is required to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions, as determined and measured by this interpretation, cannot be recognized in the Company’s financial statements.

The Company records income tax interest and penalties in the income tax provision according to the Company’s accounting policy.

Currently, years 2007 through 2010 are open for audit by the IRS. See “Note 7—Income Taxes.”

Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income:

	December 31,
(In millions)	2010	2009
Net unrealized capital gains on fixed maturity securities	$217.7	$126.8
Employee benefit plans	(56.8)	(55.4)

Total accumulated other comprehensive income	$160.9	$71.4

72	STANCORP FINANCIAL GROUP, INC.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in unrealized capital gains and losses on fixed maturity securities, net of the related tax effects, and changes in unrealized prior service costs and credits and net gains and losses associated with the Company’s employee benefit plans, net of the related tax effects.

The following table sets forth other comprehensive income (loss):

	Years ended December 31,
(In millions)	2010	2009	2008
Unrealized gains (losses) on fixed maturity securities:
Net unrealized capital gains (losses) on fixed maturity securities	$157.2	$326.7	$(318.4)
Less: tax effects	56.7	115.9	(112.4)

Net unrealized capital gains (losses) on fixed maturity securities, net of tax	100.5	210.8	(206.0)

Net reclassification adjustment for net capital (gains) losses included in net income	(15.4)	5.5	124.1
Less: tax effects	(5.8)	2.0	43.8

Net reclassification adjustment for realized net capital (gains) losses, net of tax	(9.6)	3.5	80.3

Total net unrealized gains (losses) on fixed maturity securities	90.9	214.3	(125.7)

Employee benefit plans:
Net prior service credit (cost) and net gains (losses) arising during the period	(7.7)	12.9	(70.6)
Less: tax effects	(2.7)	4.5	(24.7)

Net prior service credit (cost) and net gains (losses) arising during the period, net of tax	(5.0)	8.4	(45.9)

Net reclassification adjustment for amortization to net periodic pension cost	5.6	7.6	1.4
Less: tax effects	2.0	2.7	0.5

Net reclassification adjustment for amortization to net periodic pension cost, net of tax	3.6	4.9	0.9

Total unrealized changes in employee benefit plans	(1.4)	13.3	(45.0)

Total other comprehensive income (loss), net of tax	$89.5	$227.6	$(170.7)

Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends the codification guidance related to fair value disclosures. ASU No. 2010-06 requirements include additional disclosures surrounding transfers between Level 1 and 2 fair value classifications, disclosure clarifications concerning the level of disaggregation for the different types of financial instruments, and separate disclosures concerning purchases, sales, issuances and settlements in the tabular Level 3 roll-forward schedule. Disclosures regarding the transfer between Level 1 and 2 fair value classifications and disaggregation for the different types of financial instruments were effective for interim and annual periods beginning after December 15, 2009 with disclosures regarding purchases, sales, issuances and settlements in the tabular Level 3 roll-forward schedule becoming effective for fiscal years beginning after December 15, 2010. The Company complied with ASU No. 2010-06 disclosures effective for interim and annual periods after December 15, 2009 and complied with the disclosures effective for interim and annual periods beginning after December 15, 2010 in this Form 10-K. Neither enhanced disclosure requirement had a material effect on the Company’s consolidated financial statements.

ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 amends the codification guidance related to credit quality and credit loss disclosures for financing receivables. ASU No. 2010-20 requirements include additional disclosures that enable readers of the financial statements to understand:

•	The nature of the credit risk inherent in the financing receivable portfolio.
•	How the portfolio’s credit risk is analyzed and assessed in order to arrive at the allowance for credit losses for each portfolio.
•	The changes and underlying reason for the changes in the allowance for credit losses for each portfolio.

2010 ANNUAL REPORT	73

Part II

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

The ASU No. 2010-20 disclosures required as of the end of a reporting period are effective and were implemented in the 2010 Form 10-K. Disclosures concerning the activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. The Company does not expect the remaining disclosures effective for periods beginning on or after December 15, 2010 to affect the consolidated financial results and will comply with the additional disclosures beginning in the first quarter of 2011 with troubled debt restructurings disclosures temporarily delayed until the FASB Board completes its re-deliberations on the project concerning what constitutes a troubled debt restructuring. The completion of the troubled debt restructuring project is anticipated in the first half of 2011.

ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs. ASU No. 2010-26 limits the capitalization of deferred acquisition costs to incremental direct costs of contract acquisition and certain costs directly related to acquisition activities such as underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. To be an incremental direct cost of contract acquisition, the cost must meet the following two requirements:

•	It results directly from and is essential to the acquisition of the contract.
•	It would not have been incurred by the insurance entity had that acquisition contract transaction not occurred.

The ASU requires additional disclosures in the financial statements and footnotes concerning deferred acquisition costs such as the nature and type of acquisition costs capitalized, the method of amortizing capitalized acquisition costs, and the amount of acquisition costs amortized for the period. The directives of ASU No. 2010-26 are effective for fiscal years and interim periods beginning after December 15, 2011. Retrospective adoption of the rule is allowed, but not required. However, if a company does not chose retrospective adoption, additional disclosures will be required for the prior periods presented in financial statements. The Company is currently evaluating the full effects of ASU No. 2010-26 on its business and financial statements and whether it will adopt the guidance on a prospective or retrospective basis.

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

74	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Years ended December 31,
(Dollars in millions except per share data)	2010	2009	2008
Net income	$189.0	$208.9	$162.9
Basic weighted-average common shares outstanding	46,774,277	48,932,908	48,917,235
Stock options	228,193	105,263	351,022
Stock awards	3,758	6,372	23,983

Diluted weighted-average common shares outstanding	47,006,228	49,044,543	49,292,240

Net income per common share:
Net income per basic common share	$4.04	$4.27	$3.33
Net income per diluted common share	4.02	4.26	3.30
Antidilutive shares not included in net income per diluted common share calculation	1,150,075	1,967,483	779,775

3. SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. The maximum number of shares of common stock that may be issued under the 2002 Plan is 4.8 million. As of December 31, 2010, 3.2 million shares or options for shares have been issued under the 2002 Plan. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 2.0 million shares authorized for this plan, 0.3 million shares remain available at December 31, 2010.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Years ended December 31,
(In millions)	2010	2009	2008
Compensation cost	$5.3	$9.6	$8.7
Related income tax benefit	1.9	3.4	3.0

The Company has provided three types of share-based compensation pursuant to the 2002 Plan: option grants, stock award grants and director stock grants.

Option grants

Options are granted to directors, officers and certain non-officer employees. Directors typically receive annual grants in amounts determined by the Nominating & Corporate Governance Committee of the Board of Directors and executive officers typically receive annual grants in amounts determined by the Organization & Compensation Committee of the Board of Directors. Each director who is not an employee of the Company receives annual stock options with a fair value equal to $50,000 on the date of the annual shareholders meeting. Officers typically receive annual grants as determined by management. Officers may also receive options when hired or promoted to an officer position. In addition, the Chief Executive Officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the closing market price of StanCorp common stock on the grant date. Directors’ options vest after one year with other options generally vesting in four equal installments on the first four anniversaries of the grant date. Option awards to certain officers vest if the officer’s employment is terminated by the Company without cause or the officer terminates for good reason within 24 months after a change of control of the Company as defined in the Company’s change of control agreement. Options generally expire 10 years from the grant date.

2010 ANNUAL REPORT	75

Part II

The following table sets forth a summary of option activity and options outstanding and exercisable:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Total Intrinsic Value
Outstanding, January 1, 2008	2,343,128	$35.58	6.4	$34,722,495
Granted	405,450	49.46
Exercised	(209,510)	27.12
Forfeited	(12,715)	44.99
Expired	(10,787)	46.29

Outstanding, December 31, 2008	2,515,566	38.42	6.1	16,301,078
Granted	523,501	37.08
Exercised	(101,903)	18.17
Forfeited	(110,146)	43.08
Expired	(33,542)	20.42

Outstanding, December 31, 2009	2,793,476	38.94	6.0	13,272,319
Granted	283,752	42.12
Exercised	(279,270)	29.17
Forfeited	(114,465)	46.17
Expired	(3,000)	19.24

Outstanding, December 31, 2010	2,680,493	$40.01	5.6	$17,226,460
Options outstanding and exercisable:
Vested or expected to be vested, December 31, 2010	2,651,056	$39.99	5.6	$17,091,083
Exercisable, December 31, 2010	2,091,760	39.62	4.9	14,518,930

The fair value of each option award was estimated using the Black-Scholes option pricing model as of the grant date using the assumptions noted in the following table. The Black-Scholes option pricing model uses the expected term as an input with the calculated option value varying directly with the length of time until exercise. The Company bases its estimate of the expected term on an analysis of the historical exercise experience of similar options granted to similar employee or director groups. The expected term given below represents the weighted-average expected term of options granted. Expected stock price volatility is based on the volatility of StanCorp common stock price over the prior period equal in duration to the expected term. The dividend rate is the rate expected to be paid over the expected term, generally estimated to be equal to the rate for the year prior to the grant. The risk-free rate is the interest rate on a U.S. Treasury bond of a maturity closest to the expected term of the option granted.

The following table sets forth the weighted-average assumptions used to determine the fair value of option grants:

	Years ended December 31,
	2010	2009	2008
Dividend yield	1.91%	2.10%	1.47%
Expected stock price volatility	45.61	39.51	25.04
Risk-free interest rate	2.75	1.83	3.27
Expected option lives	5.7 years	5.4 years	5.5 years

The weighted-average grant date fair value of options granted was $16.16, $11.52 and $12.30 for 2010, 2009 and 2008, respectively. The total intrinsic value of the options exercised was $4.5 million, $1.4 million and $5.0 million for the same periods, respectively. The amount that the Company received from the exercise of stock options was $8.1 million, $1.9 million and $5.7 million for 2010, 2009 and 2008, respectively. The related tax benefit derived from the tax deduction received by the Company for the difference between the market price of StanCorp common stock and the exercise price when the options were exercised was $1.6 million, $0.5 million and $1.8 million for 2010, 2009 and 2008, respectively.

76	STANCORP FINANCIAL GROUP, INC.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At December 31, 2010, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $5.8 million. This compensation cost will be recognized over the next four years. During 2009, certain executive officers of the Company retired, upon which the vesting of some of their options was accelerated in accordance with their option agreements. The accelerated vesting resulted in recognition of $1.8 million of additional compensation cost for 2009.

Stock award grants

The Company grants annual performance-based stock awards to designated senior officers as long-term incentive compensation. Under the 2002 Plan, the Company had 0.8 million shares available for issuance as stock award grants at December 31, 2010.

In years prior to 2008, the performance-based stock awards consisted of restricted shares (60%) and cash performance units (40%), which represent a right to receive cash equal to the value of one share of StanCorp common stock. The restricted shares and cash performance units were subject to forfeiture if continued employment and financial performance criteria were not met.

The compensation cost of these awards was measured using an estimate of the number of restricted shares and cash performance units that will vest at the end of the performance period, multiplied by the fair value of the awards. For restricted shares, the fair value was measured as the closing market price of StanCorp common stock on the grant date. For cash performance units, the fair value was measured as the closing market price of StanCorp common stock on the date of the financial statements.

The following table sets forth a summary of the activity of performance-based restricted shares and cash performance units outstanding:

	Restricted Shares	Cash Units	Weighted- Average Grant Date Fair Value
Unvested balance, January 1, 2008	68,905	44,695	$45.62
Granted	—	—
Vested	(21,422)	(13,612)
Forfeited	(11,236)	(7,142)

Unvested balance, December 31, 2008	36,247	23,941	50.15
Granted	—	—
Vested	(15,959)	(10,550)
Forfeited	(20,288)	(13,391)

Unvested balance, December 31, 2009	—	—	—

As of December 31, 2009, there were no unvested restricted shares or cash units. The total value of restricted shares vested and cash performance units paid was $0.8 million and $2.1 million for 2009 and 2008, respectively. There were no restricted shares that vested or cash units paid for 2010.

In 2006, the Organization & Compensation Committee of the Board of Directors approved a revised form of long-term incentive award agreement to be used in connection with future grants of performance-based stock awards (“Performance Shares”) to designated senior officers. Under the new agreement, Performance Share grants represent the maximum number of shares issuable to the designated senior officers and are generally granted two years before the beginning of the performance period. The actual number of shares issued at the end of the performance period is based on satisfaction of employment and Company financial performance conditions, with a portion of the shares withheld to cover required tax withholding. The new agreement replaced the restricted shares and cash performance unit arrangement previously used.

2010 ANNUAL REPORT	77

Part II

The following table sets forth a summary of the activity of Performance Shares outstanding:

	Performance Shares	Weighted- Average Grant Date Fair Value
Unvested balance, January 1, 2008	74,975	$45.49
Granted	77,712
Vested	(4,299)
Forfeited	(2,666)
Unvested balance, December 31, 2008	145,722	47.95
Granted	109,884
Vested	(21,082)
Forfeited	(120,435)
Unvested balance, December 31, 2009	114,089	38.97
Granted	64,790
Vested	(8,027)
Forfeited	(43,194)
Unvested balance, December 31, 2010	127,658	34.99

The Company issued 10,276, 3,221 and 4,299 shares of StanCorp common stock for 2010, 2009 and 2008, respectively, to redeem Performance Shares that vested following the 2009, 2008 and 2007 performance periods, net of shares repurchased to cover required tax withholding.

The compensation cost of the Performance Shares was measured using an estimate of the number of Performance Shares that will vest at the end of the performance period, multiplied by the closing market price of StanCorp common stock on the grant date. The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $4.5 million in additional compensation cost would be recognized through 2012. A target or expected payout of 70% of the total would result in approximately $3.1 million of additional compensation cost through 2012. This cost is expected to be recognized over a weighted-average period of 1.7 years. During 2009, certain executive officers of the Company retired upon which they forfeited 82,027 Performance Shares in accordance with their long-term incentive compensation agreements.

Director Stock

In 2008, each director who was not an employee of the Company received annual compensation of 1,000 shares of StanCorp common stock, in addition to an annual stock option grant.

In February 2009, the Board of Directors of the Company approved a new director compensation schedule that became effective May 4, 2009. Under the new schedule, each director who is not an employee of the Company receives annual compensation of StanCorp common stock with a fair value equal to $50,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting, in addition to annual stock option grants.

The Company issued 14,823, 10,339 and 9,820 shares of StanCorp common stock to directors for 2010, 2009 and 2008, respectively. The weighted-average fair value per share for the shares issued was $44.81, $28.19 and $53.22 for the same periods, respectively.

Employee share purchase plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 15% discount off the lesser of the closing market price of StanCorp common stock on either the commencement or final date of each six-month offering

78	STANCORP FINANCIAL GROUP, INC.

period. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year.

The compensation cost for the ESPP is measured as the sum of the value of the 15% discount and the value of the embedded six-month option. The value of the discount is equal to 15% of the fair market value of the purchase price of the common stock. The value of the embedded option is calculated using the Black-Scholes option pricing model and the assumptions noted in the following table. Expected stock price volatility was based on the volatility of the price of StanCorp common stock during the six months preceding the offering period. The risk-free rate was based on the six-month U.S. Treasury yield curve in effect at the time of the grant.

The following table sets forth the assumptions used to determine the fair value of the ESPP embedded option:

Years ended December 31,
	2010	2009	2008
Dividend yield	1.81–1.93%	1.81–2.70%	1.32–1.45%
Expected stock price volatility	28.68–33.93	86.97–98.08	33.52–34.38
Risk-free interest rate	0.15–0.17	0.28–0.31	2.42–3.32
Expected option lives	0.5 years	0.5 years	0.5 years

The following table sets forth the fair value per share, compensation cost and related income tax benefit under the Company’s ESPP:

	Years ended December 31,
(In millions except per share data)	2010	2009	2008
Weighted-average fair value per share for the Company’s ESPP offerings	$9.92	$12.82	$12.18
Compensation cost	1.3	2.9	1.8
Related income tax benefit	0.5	1.0	0.6

4. RETIREMENT BENEFITS

Pension Benefits

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees of the Company, and the agent pension plan is for former field employees and agents. The defined benefit pension plans provide benefits based on years of service and final average pay. Both plans are sponsored by Standard and administered by Standard Retirement Services and are frozen for new participants. Participation in the defined benefit pension plans is generally limited to eligible employees whose date of employment began before 2003.

In 2008, the Organization & Compensation Committee of the Board of Directors of StanCorp approved an amendment to the employee pension plan and non-qualified supplemental retirement plan (“non-qualified plan”), which covers eligible executive officers. The amendment became effective January 1, 2009. Under the employee pension plan and the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. Prior to the amendment, a participant could also receive a normal, unreduced retirement benefit once the participant reached age 60 and the sum of his or her age plus years of service was at least 90. The amendment eliminates the requirement that a participant reach age 60 in order to receive an unreduced early retirement benefit, thereby making a participant eligible for this unreduced benefit once the sum of his or her age plus years of service is at least 90.

The Company recognizes the funded or underfunded status of the pension plans as an asset or liability on the balance sheet. The funded or unfunded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the year-end balance sheet date.

2010 ANNUAL REPORT	79

Part II

The following table sets forth a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of plan assets and the funded status:

	Years ended December 31,
(In millions)	2010	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$(295.1)	$(270.3)	$(238.6)
Service cost	(8.9)	(8.9)	(8.9)
Interest cost	(16.6)	(15.7)	(14.4)
Plan amendments	—	—	(8.7)
Actuarial loss	(9.9)	(6.4)	(5.1)
Benefits paid	6.8	6.2	5.4
Projected benefit obligation at end of the year	(323.7)	(295.1)	(270.3)
Change in plan assets:
Fair value of plan assets at beginning of the year	264.6	229.3	240.0
Actual return on plan assets	28.9	41.5	(35.3)
Employer contributions	6.0	—	30.0
Benefits paid and estimated expenses	(6.9)	(6.2)	(5.4)
Fair value of plan assets at end of the year	292.6	264.6	229.3
Funded status at end of the year	$(31.1)	$(30.5)	$(41.0)

The following table sets forth the projected and accumulated benefit obligations and the fair value of the plan assets for the pension plans:

	December 31,
(In millions)	2010	2009	2008
Projected benefit obligation	$323.7	$295.1	$270.3
Accumulated benefit obligation	280.9	252.2	222.3
Fair value of plan assets	292.6	264.6	229.3

The Company recognizes as a component of accumulated other comprehensive income or loss, net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost.

The following table sets forth the amounts recognized in accumulated other comprehensive loss:

	December 31,
(In millions)	2010	2009	2008
Net loss	$44.1	$46.2	$62.3
Prior service cost	3.5	4.0	4.4
Total recognized in accumulated other comprehensive loss	$47.6	$50.2	$66.7

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 are $3.8 million and $0.6 million, respectively.

80	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, and assumptions used in the measurement of the net periodic benefit cost and the benefit obligations:

	Years ended December 31,
(Dollars in millions)	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$9.0	$9.0	$9.0
Interest cost	16.6	15.7	14.4
Expected return on plan assets	(20.0)	(17.3)	(18.1)
Amortization of prior service cost (credit)	0.6	0.6	(0.3)
Amortization of net actuarial loss	4.3	6.9	2.1

Net periodic benefit cost	10.5	14.9	7.1

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net (gain) loss	1.0	(17.9)	58.5
Prior service cost	—	—	8.7
Amortization of net actuarial loss	(4.3)	(6.9)	(2.1)
Amortization of prior service (cost) credit	(0.6)	(0.6)	0.3

Total recognized in other comprehensive (income) loss	(3.9)	(25.4)	65.4

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$6.6	$(10.5)	$72.5
Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	5.75%	6.00%	6.00%
Expected return on plan assets	7.66	7.65	7.63
Rate of compensation increase	4.50	4.50	4.50
Assumptions used to determine benefit obligations:
Discount rate	5.50%	5.75%	6.00%
Rate of compensation increase	4.50	4.50	4.50

The long-run rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category.

The Company made a $6.0 million contribution to the employee pension in 2010. The Company did not make a contribution in 2009. The Company is not obligated to make any contributions to its pension plans for 2011. In addition, no plan assets are expected to be returned to the Company in 2011.

The following table sets forth the expected benefit payments for the Company’s pension plans:

(In millions)	Amount
2011	$8.3
2012	9.3
2013	10.4
2014	11.4
2015	12.7
2016-2020	84.7

The investment goal of the employee pension plan is to produce long-run portfolio returns that are consistent with reasonable contribution rates and a well-funded plan. To manage the overall risk of the portfolio, the portfolio is reviewed

2010 ANNUAL REPORT	81

Part II

quarterly and rebalanced as necessary to keep the allocation of debt and equity securities within target allocation tolerance levels. The equity securities include pooled separate account funds comprised of large cap growth, large cap blend, large cap value, mid cap blend and foreign mutual funds and are diversified across investment strategies. The employee pension plan held no StanCorp equity securities as plan assets at December 31, 2010 and 2009. The plan invests in a stable asset fund comprised of debt securities represented by a Deposit Administration Contract with Standard. Standard maintains the contributions in an unallocated fund, whose assets are invested with other assets in the general account of Standard. The account is credited with earnings on the underlying investments and charged for plan withdrawals and administrative expenses charged by Standard Retirement Services. The stable asset fund contract may subject the plan to concentrations of risk as its contract value is dependent on the ability of Standard to honor its contractual commitments. There are no reserves against the contract value for credit risk of Standard or otherwise.

The investment goal of the agent pension plan is to invest in stable value assets in order to maintain its funded status.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the pension plans:

	December 31,
	2010	2010	2009
	Target	Actual	Actual
Asset category:
Equity securities	50.0%	49.9%	51.0%
Debt securities	50.0	50.1	49.0

Total	100.0%	100.0%	100.0%

Pension plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 9—Fair Value” for additional fair value information. The fair values of pooled separate accounts are valued daily based upon quoted market prices in an active market and are classified as Level 1 assets. Pooled separate accounts are recorded at fair value on a recurring basis. The fair value of the stable asset fund is included in the financial statements at the Deposit Administration Contract value. The contract value approximates fair value, as the contract crediting rate resets annually, and the contracts are fully benefit-responsive and are classified as a Level 2 asset. Contract value represents contributions made under the contracts, plus earnings, less withdrawals and administrative expenses.

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$29.2	$29.2	$—	$—
Large cap blend	42.7	42.7	—	—
Large cap value	13.6	13.6	—	—
Mid cap blend	46.5	46.5	—	—
Foreign	13.9	13.9	—	—

Total pooled separate account funds	145.9	145.9	—	—

Debt securities:
Stable asset fund	146.7	—	146.7	—

Total	$292.6	$145.9	$146.7	$—

82	STANCORP FINANCIAL GROUP, INC.

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$26.7	$26.7	$—	$—
Large cap blend	40.0	40.0	—	—
Large cap value	13.7	13.7	—	—
Mid cap blend	40.9	40.9	—	—
Foreign	13.7	13.7	—	—

Total pooled separate account funds	135.0	135.0	—	—

Debt securities:
Stable asset fund	129.6	—	—	129.6

Total	$264.6	$135.0	$—	$129.6

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Year ended December 31, 2010
		Total Realized/Unrealized Gains (Losses)
(In millions)	Beginning Asset (Liability) Balance as of December 31, 2009	Included in Net Income	Included in Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements	Transfers in to Level 3	Transfers out of Level 3	Ending Asset (Liability) Balance as of December 31, 2010
Assets:
Debt securities:
Stable asset fund	$129.6	$—	$—	$—	$—	$(129.6)	$—

	Year ended December 31, 2009
		Total Realized/Unrealized Gains (Losses)
(In millions)	Beginning Asset (Liability) Balance as of December 31, 2008	Included in Net Income	Included in Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements	Transfers in to Level 3	Transfers out of Level 3	Ending Asset (Liability) Balance as of December 31, 2009
Assets:
Debt securities:
Stable asset fund	$116.8	$6.2	$—	$6.6	$—	$—	$129.6

As a result of inputs used during the current period to estimate the fair value of stable asset fund, Plan management has categorized the stable asset fund as having Level 2 inputs at December 31, 2010. The valuation methods as described in Note 9 may produce fair value calculations that may not be indicative of net realizable values or reflective of future fair values. Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

2010 ANNUAL REPORT	83

Part II

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for 2010, 2009 and 2008 were $10.0 million, $10.5 million and $10.2 million, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.5 million and $9.9 million at December 31, 2010 and 2009, respectively.

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan is limited to employees who had reached the age of 40, or whose combined age and length of service were equal to or greater than 45 years as of January 1, 2006. This plan is frozen for new participants.

The Company recognizes the funded or underfunded status of the postretirement benefit plan, as an asset or liability on the balance sheet. The funded or unfunded status is measured as the difference between the fair value of the plan assets and the accumulated benefit obligation.

The following table sets forth a reconciliation of the changes in the postretirement benefit plan’s accumulated benefit obligation, fair value of plan assets and the funded status:

	Years ended December 31,
(In millions)	2010	2009	2008
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$(33.9)	$(25.0)	$(22.0)
Service cost	(1.6)	(1.3)	(0.9)
Interest cost	(2.1)	(1.8)	(1.3)
Actuarial loss	(3.5)	(6.3)	(1.0)
Benefits paid	0.6	0.5	0.2
Accumulated postretirement benefit obligation at end of the year	(40.5)	(33.9)	(25.0)
Change in postretirement benefit plan assets:
Fair value of plan assets at beginning of the year	18.1	17.0	16.9
Actual return on plan assets	0.2	1.4	0.1
Employer contributions	0.5	0.2	0.2
Benefits paid and estimated expenses	(0.6)	(0.5)	(0.2)
Fair value of plan assets at end of the year	18.2	18.1	17.0
Funded status at end of the year	$(22.3)	$(15.8)	$(8.0)

The gains and losses, and prior service costs or credits excluded from the projected benefit obligation are recognized as a component of accumulated other comprehensive (income) loss, net of tax.

The following table sets forth the amounts recognized in accumulated other comprehensive (income) loss:

	December 31,
(In millions)	2010	2009	2008
Net (gain) loss	$4.5	$5.0	$(1.3)
Prior service credit	(0.7)	(0.9)	(1.6)

Total recognized in accumulated other comprehensive (income) loss	$3.8	$4.1	$(2.9)

84	STANCORP FINANCIAL GROUP, INC.

The estimated prior service cost (credit) and net (income) loss for the postretirement benefit plan that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2011 is $0.3 million and $(0.1) million, respectively. The projected discounted cash flow obligation for the postretirement benefit plan was $50.1 million and $50.9 million at December 31, 2010 and 2009, respectively.

The following table sets forth the assumed health care cost trend rates for next year:

	December 31,
	2010	2009
Medical	7.80%	7.80%
Prescriptions	8.70	8.70
HMO (blended)	8.60	7.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)*	4.50	4.50

*	Year that the rate reaches the ultimate trend is 2027.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.5	$(0.4)
Effect on postretirement benefit obligation	5.3	(4.2)

The following table sets forth the components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive loss, and assumptions used in the measurement of the postretirement net periodic benefit cost and the postretirement benefit obligations:

	Years ended December 31,
(Dollars in millions)	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$1.6	$1.3	$1.1
Interest cost	2.1	1.8	1.3
Expected return on plan assets	(0.9)	(1.2)	(1.1)
Amortization of prior service credit	(0.3)	(0.3)	(0.4)
Amortization of net actuarial gain	0.2	—	(0.1)
Net periodic benefit cost	2.7	1.6	0.8
Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net loss	3.9	4.4	1.8
Amortization of prior service credit	0.3	0.3	0.4
Amortization of net actuarial gain	(0.2)	—	0.1
Total recognized in other comprehensive loss	4.0	4.7	2.3
Total recognized in net periodic benefit cost and other comprehensive loss	$6.7	$6.3	$3.1

Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	5.75%	6.00%	6.00%
Expected return on plan assets	4.75	5.00	5.00
Rate of compensation increase graded by age	5.00	4.50	4.50
Assumptions used to determine benefit obligations:
Discount rate	5.50%	5.75%	6.00%
Rate of compensation increase graded by age	5.00	5.00	4.50

2010 ANNUAL REPORT	85

Part II

The Company contributed $0.5 million and $0.2 million to fund the postretirement benefit plan in 2010 and 2009, respectively. The Company expects to make contributions of $0.4 million to its postretirement benefit plan in 2011. No plan assets are expected to be returned to the Company in 2011.

The following table sets forth the expected benefit payments for the Company’s postretirement benefit plan:

(In millions)	Amount
2011	$0.9
2012	1.0
2013	1.2
2014	1.3
2015	1.4
2016-2020	9.5

The investment goal of the postretirement plan is to produce a steady return on plan assets to maintain its funded status. To achieve this goal, the Company’s postretirement benefit plan assets are comprised primarily of municipal bonds and cash and cash equivalents.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the postretirement medical plan:

	Years ended December 31,
	2010	2010	2009
	Target	Actual	Actual
Asset category:
Debt securities	95.0%	94.0%	97.2%
Cash and cash equivalents	5.0	6.0	2.8

Total	100.0%	100.0%	100.0%

Postretirement benefit plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 9—Fair Value” for additional fair value information. As there was not an active market for the Company’s municipal bond holdings at December 31, 2010, the municipal bonds were valued using Level 2 measurements.

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities:
Municipal bonds	$17.1	$—	$17.1	$—
Cash and cash equivalents	1.1	1.1	—	—

Total	$18.2	$1.1	$17.1	$—

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities:
Municipal bonds	$17.6	$—	$17.6	$—
Cash and cash equivalents	0.5	0.5	—	—
Total	$18.1	$0.5	$17.6	$—

86	STANCORP FINANCIAL GROUP, INC.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan. The unfunded status was $26.7 million and $23.1 million at December 31, 2010 and 2009, respectively. Expenses were $2.8 million, $2.1 million and $2.5 million for 2010, 2009 and 2008, respectively. At December 31, 2010, net loss and prior service cost of $5.4 million, net of tax, were excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income. In addition, $26.7 million was reflected in other liabilities.

5. SEGMENTS

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Subsidiaries, or operating segments, have been aggregated to form our reportable segments. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses including costs incurred during the Company’s 2009 operating expense reduction initiatives, net capital gains and losses related to the impairment or the disposition of the Company’s invested assets and adjustments made in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See “Note 1—Summary of Significant Accounting Policies.”

Intersegment revenues are comprised of administrative fee revenues charged by the Asset Management segment to manage the fixed maturity securities and commercial mortgage loan portfolios for the Company’s insurance subsidiaries.

The following table sets forth intersegment revenues:

	Years ended December 31,
(In millions)	2010	2009	2008
Intersegment revenues	$14.8	$13.9	$12.9

2010 ANNUAL REPORT	87

Part II

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Years ended December 31,
(In millions)	2010	2009	2008
Premiums:
Insurance Services:
Group life and AD&D	$835.7	$819.6	$850.3
Group long term disability	799.9	825.6	862.9
Group short term disability	203.7	205.7	215.5
Group other	81.5	79.5	75.8
Experience rated refunds	(27.9)	(40.2)	(44.6)

Total group insurance	1,892.9	1,890.2	1,959.9
Individual disability insurance	163.3	177.0	149.2

Total Insurance Services premiums	2,056.2	2,067.2	2,109.1

Asset Management:
Retirement plans	1.6	0.7	1.6
Individual annuities	39.9	34.0	29.5

Total Asset Management premiums	41.5	34.7	31.1

Total premiums	$2,097.7	$2,101.9	$2,140.2

Administrative fees:
Insurance Services:
Group insurance	$9.3	$8.0	$8.9
Individual disability insurance	0.3	0.3	0.3

Total Insurance Services administrative fees	9.6	8.3	9.2

Asset Management:
Retirement plans	92.5	88.5	95.2
Other financial services businesses	29.0	25.6	23.1

Total Asset Management administrative fees	121.5	114.1	118.3

Other	(14.6)	(13.9)	(12.9)

Total administrative fees	$116.5	$108.5	$114.6

Net investment income:
Insurance Services:
Group insurance	$286.3	$285.6	$288.7
Individual disability insurance	52.6	49.5	48.8

Total Insurance Services net investment income	338.9	335.1	337.5

Asset Management:
Retirement plans	87.4	85.8	85.3
Individual annuities	151.0	133.9	79.9
Other financial services businesses	12.6	14.3	18.6

Total Asset Management net investment income	251.0	234.0	183.8

Other	12.6	17.4	19.7

Total net investment income	$602.5	$586.5	$541.0

88	STANCORP FINANCIAL GROUP, INC.

The following tables set forth select segment information:

(In millions)	Insurance Services	Asset Management	Other	Total
Year ended December 31, 2010:
Revenues:
Premiums	$2,056.2	$41.5	$—	$2,097.7
Administrative fees	9.6	121.5	(14.6)	116.5
Net investment income	338.9	251.0	12.6	602.5
Net capital losses	—	—	(51.6)	(51.6)

Total revenues	2,404.7	414.0	(53.6)	2,765.1

Benefits and expenses:
Benefits to policyholders	1,566.4	53.4	—	1,619.8
Interest credited	4.8	153.6	—	158.4
Operating expenses	331.8	119.0	(4.6)	446.2
Commissions and bonuses	175.7	30.4	—	206.1
Premium taxes	34.5	0.2	—	34.7
Interest expense	—	0.1	38.8	38.9
Net (increase) decrease in DAC, VOBA and other intangible assets	(22.3)	0.5	—	(21.8)

Total benefits and expenses	2,090.9	357.2	34.2	2,482.3

Income (loss) before income taxes	$313.8	$56.8	$(87.8)	$282.8

Total assets	$7,736.8	$9,813.7	$292.8	$17,843.3

(In millions)	Insurance Services	Asset Management	Other	Total
Year ended December 31, 2009:
Revenues:
Premiums	$2,067.2	$34.7	$—	$2,101.9
Administrative fees	8.3	114.1	(13.9)	108.5
Net investment income	335.1	234.0	17.4	586.5
Net capital losses	—	—	(26.9)	(26.9)

Total revenues	2,410.6	382.8	(23.4)	2,770.0

Benefits and expenses:
Benefits to policyholders	1,530.3	45.4	—	1,575.7
Interest credited	4.7	140.9	—	145.6
Operating expenses	333.9	126.9	15.4	476.2
Commissions and bonuses	169.8	32.2	—	202.0
Premium taxes	34.2	—	—	34.2
Interest expense	—	0.1	39.1	39.2
Net increase in DAC, VOBA and other intangible assets	(18.6)	—	—	(18.6)

Total benefits and expenses	2,054.3	345.5	54.5	2,454.3

Income (loss) before income taxes	$356.3	$37.3	$(77.9)	$315.7

Total assets	$7,587.6	$8,721.7	$260.2	$16,569.5

2010 ANNUAL REPORT	89

Part II

(In millions)	Insurance Services	Asset Management	Other	Total
Year ended December 31, 2008:
Revenues:
Premiums	$2,109.1	$31.1	$—	$2,140.2
Administrative fees	9.2	118.3	(12.9)	114.6
Net investment income	337.5	183.8	19.7	541.0
Net capital losses	—	—	(128.8)	(128.8)

Total revenues	2,455.8	333.2	(122.0)	2,667.0

Benefits and expenses:
Benefits to policyholders	1,549.7	39.7	—	1,589.4
Interest credited	10.8	99.9	—	110.7
Operating expenses	338.4	131.4	(0.6)	469.2
Commissions and bonuses	175.8	51.8	—	227.6
Premium taxes	37.3	—	—	37.3
Interest expense	—	0.4	38.8	39.2
Net increase in DAC, VOBA and other intangible assets	(22.6)	(24.9)	—	(47.5)

Total benefits and expenses	2,089.4	298.3	38.2	2,425.9

Income (loss) before income taxes	$366.4	$34.9	$(160.2)	$241.1

Total assets	$7,300.3	$6,904.9	$350.0	$14,555.2

6. PARENT HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

Set forth below are the unconsolidated condensed financial statements of StanCorp. The significant accounting policies used in preparing StanCorp’s financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company except that StanCorp’s subsidiaries are carried under the equity method.

Subsequent to the issuance of the Company’s 2009 consolidated financial statements, the Company determined that certain amounts should have been reflected within the operating and investing activities sections of the condensed statement of cash flows rather than the investing and financing activities sections, respectively. Specifically, the Company determined that the equity in net income from subsidiaries should be included as a non-cash adjustment to net income to arrive at cash flows from operating activities. The Company also determined that items that were deemed returns on investment should be reflected in cash provided by operating activities, whereas items that were determined to be return of capital or capital provided to subsidiaries should remain as an investing activity. In addition, the Company determined that financing receivables from subsidiaries should be reflected as investing activities due to the nature of these cash flows. As a result, the parent holding company financial information for the years ended December 31, 2009 and 2008 has been corrected. These misstatements do not impact the Company’s consolidated balance sheet, consolidated statement of income or consolidated statement of cash flows for any of the periods. Management believes the effects of these misstatements are not material to the Company’s previously issued consolidated financial statements.

90	STANCORP FINANCIAL GROUP, INC.

The following tables set forth the adjustments made to amounts included in the parent holding company condensed financial information:

	Year Ended December 31, 2009
(In millions)	As Previously Reported	Adjustments	As Corrected
Operating:
Net income	$208.9	$—	$208.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income from subsidiaries	—	(241.2)	(241.2)
Dividends received from subsidiaries	—	170.0	170.0
Changes in operating assets and liabilities	11.2	(9.1)	2.1

Net cash provided by operating activities	220.1	(80.3)	139.8
Investing:
Capital contributions to subsidiaries	—	(35.9)	(35.9)
Return of capital from subsidiaries	—	1.8	1.8
Receivables from subsidiaries, net	—	(15.7)	(15.7)
Investment securities and other	(0.7)	—	(0.7)
Dividends received from subsidiaries	170.0	(170.0)	—
Investment in subsidiaries	(284.4)	284.4	—

Net cash used in investing activities	(115.1)	64.6	(50.5)
Financing:
Issuance and repurchase of common stock, net	(51.0)	—	(51.0)
Dividends paid on common stock	(38.9)	—	(38.9)
Receivables from subsidiaries, net	(15.7)	15.7	—

Net cash used in financing activities	(105.6)	15.7	(89.9)
Decrease in cash and cash equivalents	(0.6)	—	(0.6)
Cash and cash equivalents, beginning of the year	7.7	—	7.7

Cash and cash equivalents, end of the year	$7.1	$—	$7.1

2010 ANNUAL REPORT	91

Part II

	Year Ended December 31, 2008
(In millions)	As Previously Reported	Adjustments	As Corrected
Operating:
Net income	$162.9	$—	$162.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income from subsidiaries	—	(199.9)	(199.9)
Dividends received from subsidiaries	—	62.0	62.0
Changes in operating assets and liabilities	22.0	(27.4)	(5.4)

Net cash provided by operating activities	184.9	(165.3)	19.6
Investing:
Capital contributions to subsidiaries	—	(37.2)	(37.2)
Receivables from subsidiaries, net	—	(4.1)	(4.1)
Investment securities and other	5.3	—	5.3
Dividends received from subsidiaries	62.0	(62.0)	—
Investment in subsidiaries	(264.5)	264.5	—

Net cash used in investing activities	(197.2)	161.2	(36.0)
Financing:
Issuance and repurchase of common stock, net	(10.3)	—	(10.3)
Dividends paid on common stock	(36.7)	—	(36.7)
Receivables from subsidiaries, net	(4.1)	4.1	—

Net cash used in financing activities	(51.1)	4.1	(47.0)
Decrease in cash and cash equivalents	(63.4)	—	(63.4)
Cash and cash equivalents, beginning of the year	71.1	—	71.1

Cash and cash equivalents, end of the year	$7.7	$—	$7.7

The following table sets forth StanCorp’s condensed statements of income:

	Years ended December 31,
(In millions)	2010	2009	2008
Revenues:
Administrative fees	$0.1	$—	$—
Net investment income (loss)	0.2	0.1	(2.0)
Net capital losses	(0.7)	—	—

Total revenues	(0.4)	0.1	(2.0)

Expenses:
Interest expense	38.8	38.8	38.7
Operating expenses	5.1	5.1	5.6

Total expenses	43.9	43.9	44.3

Loss before income taxes and equity in net income of subsidiaries	(44.3)	(43.8)	(46.3)
Income tax benefit	(23.7)	(11.5)	(9.3)
Equity in net income of subsidiaries	209.6	241.2	199.9

Net income	$189.0	$208.9	$162.9

92	STANCORP FINANCIAL GROUP, INC.

The following table sets forth StanCorp’s condensed balance sheets:

	December 31,
(In millions)	2010	2009
ASSETS
Cash and cash equivalents	$44.1	$7.1
Investment in subsidiaries	2,357.2	2,219.2
Receivable from subsidiaries	16.8	30.7
Other assets	51.0	39.2

Total assets	$2,469.1	$2,296.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Payable to subsidiaries	$0.4	$—
Long-term debt	550.0	550.0
Other liabilities	6.6	10.8

Total liabilities	557.0	560.8
Shareholders’ equity:
Total shareholders’ equity	1,912.1	1,735.4

Total liabilities and shareholders’ equity	$2,469.1	$2,296.2

The following table sets forth StanCorp’s condensed statements of cash flows:

	Years ended December 31,
(In millions)	2010	2009	2008
Operating:
Net income	$189.0	$208.9	$162.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(209.6)	(241.2)	(199.9)
Dividends received from subsidiaries	244.0	170.0	62.0
Changes in operating assets and liabilities	(16.6)	2.1	(5.4)

Net cash provided by operating activities	206.8	139.8	19.6
Investing:
Capital contributions to subsidiaries	(90.0)	(35.9)	(37.2)
Return of capital from subsidiaries	12.7	1.8	—
Receivables from subsidiaries, net	13.9	(15.7)	(4.1)
Investment securities and other	0.6	(0.7)	5.3

Net cash used in investing activities	(62.8)	(50.5)	(36.0)
Financing:
Issuance and repurchase of common stock, net	(67.4)	(51.0)	(10.3)
Dividends paid on common stock	(39.6)	(38.9)	(36.7)

Net cash used in financing activities	(107.0)	(89.9)	(47.0)
Increase (decrease) in cash and cash equivalents	37.0	(0.6)	(63.4)
Cash and cash equivalents, beginning of the year	7.1	7.7	71.1

Cash and cash equivalents, end of the year	$44.1	$7.1	$7.7

2010 ANNUAL REPORT	93

Part II

7. INCOME TAXES

The following table sets forth the provision for income taxes:

	Years ended December 31,
(In millions)	2010	2009	2008
Current	$115.7	$123.6	$76.4
Deferred	(21.9)	(16.8)	1.8

Total income tax provision	$93.8	$106.8	$78.2

The following table sets forth the reconciliation between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded income tax provision:

	Years ended December 31,
(In millions)	2010	2009	2008
Tax at federal corporate rate of 35%	$99.0	$110.5	$84.4
Increase (decrease) in rate resulting from:
Tax exempt interest	(0.2)	(0.3)	(0.3)
Dividends received deduction	(3.1)	(3.2)	(3.0)
State income taxes, net of federal benefit	(0.1)	1.0	1.1
Federal tax credits	(3.3)	(3.1)	(2.9)
Valuation allowance, federal	—	—	1.0
Other	1.5	1.9	(2.1)

Total income tax provision	$93.8	$106.8	$78.2

The following table sets forth the tax effect of temporary differences that gave rise to significant portions of the net deferred tax asset (liability):

	Years ended December 31,
(In millions)	2010	2009	2008
Policyholder liabilities	$11.9	$9.3	$10.1
Net unrealized capital losses	—	—	46.5
Compensation and benefit plans	43.8	40.4	39.3
Loss carryforwards	50.9	54.4	31.4
Investments	43.3	24.6	28.1
Other	3.7	4.5	6.3

Total deferred tax assets	153.6	133.2	161.7
Less: valuation allowances	(0.8)	(1.9)	(2.5)

Net deferred tax assets	152.8	131.3	159.2

Net unrealized capital gains	121.1	71.4	—
Capitalized software	14.8	18.0	17.2
Deferred policy acquisition costs	66.1	62.3	57.5
Intangible assets	5.2	5.4	7.1
Other	3.9	4.2	2.3

Total deferred tax liabilities	211.1	161.3	84.1

Net deferred tax asset (liability)	$(58.3)	$(30.0)	$75.1

The Company is carrying forward net operating losses of $44.3 million that originated in StanCorp and certain subsidiaries. The losses will be used in future years to offset taxable income from those entities to the degree allowed by the Internal Revenue Code. If unutilized, these losses would expire between the years 2023 to 2030. In addition, the Company is carrying forward a $55.4 million federal net operating loss from a business acquisition. This carryforward is subject to

94	STANCORP FINANCIAL GROUP, INC.

limitations under IRS Section 382, which potentially reduces the annual amount that may be utilized. This carryforward will expire between 2019 and 2024. In addition, the Company has various state net operating loss carryforwards that expire at various dates through 2030. The Company is carrying forward a deferred tax asset of $4.8 million related to these losses.

The Company did not have any material unrecognized tax benefits in 2010 and 2009. It is the Company’s accounting policy to record income tax interest and penalties in the income tax provision. See “Note 1—Summary of Significant Accounting Policies—Income Taxes.”

8. GOODWILL

Goodwill is related to the Asset Management segment and totaled $36.0 million at both December 31, 2010 and 2009. Goodwill is not amortized and is tested at least annually for impairment. If indicators of impairment appear, or in the event of material changes in circumstances, the test will be more frequent. The Company performed a step one test, as of December 31, 2010, in which the carrying value of tested assets was compared to the fair value of the assets. Fair value was measured using a combination of the income approach and the market approach. The income approach consisted of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The Company’s estimates used in the income approach were consistent with the plans and estimates that the Company used to manage its operations. The market approach utilized multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how the Company internally evaluates and manages its business, the Company weighted the income approach more heavily than the market approach in determining the fair value of the assets. However, the Company did perform testing to ensure that both models provided reasonably consistent results. Additionally, the Company performed sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. Through the performance of these tests, the Company concluded that goodwill was not impaired as of December 31, 2010.

9. FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach, which uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

2010 ANNUAL REPORT	95

Part II

The following table sets forth the estimated fair value and the carrying value of each financial instrument:

	December 31, 2010		December 31, 2009
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$415.9	$415.9	$425.0	$425.0
U.S. state and political subdivision bonds	209.1	209.1	217.3	217.3
Foreign government bonds	69.6	69.6	31.5	31.5
Corporate bonds	5,711.2	5,711.2	5,484.9	5,484.9
S&P 500 Index options	13.3	13.3	8.6	8.6
Total fixed maturity securities	$6,419.1	$6,419.1	$6,167.3	$6,167.3
Commercial mortgage loans, net	$4,739.7	$4,513.6	$4,177.1	$4,284.8
Policy loans	3.3	3.3	3.3	3.1
Separate account assets	4,787.4	4,787.4	4,174.5	4,174.5
Liabilities:
Total other policyholder funds, investment type contracts	$4,186.2	$4,010.1	$3,702.6	$3,705.4
Index-based interest guarantees	48.5	48.5	40.4	40.4
Long-term debt	558.2	551.9	493.8	553.2

Financial Instruments Not Recorded at Fair Value

The Company did not elect to measure and record commercial mortgage loans, policy loans, other policyholders funds that are investment-type contracts, and long-term debt at fair value on the Company’s consolidated balance sheets.

For disclosure purposes, the fair value of commercial mortgage loans was estimated using an option-adjusted discounted cash flow valuation. The valuation includes both observable market inputs and estimated model parameters.

Significant observable inputs to the valuation include:

•	Indicative year-end pricing for a package of commercial mortgage loans similar to those originated by the Company near year-end.
•	U.S. Government treasury yields.
•	Indicative yields from industrial bond issues.
•	The contractual terms of nearly every mortgage loan subject to valuation.

Significant estimated parameters include:

•	A liquidity premium that is estimated from historical mortgage loan sales and is applied over and above base yields.
•	Adjustments in interest rate spread based on an aggregate portfolio loan-to-value ratio, estimated from historical differential yields with respect to loan-to-value ratios.
•	Projected prepayment activity.

For policy loans, the carrying value represents historical cost but approximate fair value. While potentially financial instruments, policy loans are an integral component of the insurance contract and have no maturity date.

The fair value of other policyholder funds that are investment-type contracts was calculated using the income approach in conjunction with the cost of capital method. The parameters used for discounting in the calculation were estimated using the perspective of the principal market for the contracts under consideration. The principal market consists of other insurance carriers with similar contracts on their books.

The fair value for long-term debt was predominantly based on quoted market prices as of December 31, 2010 and 2009 and trades occurring close to December 31, 2010 and 2009.

Financial Instruments Measured and Recorded at Fair Value

Fixed maturity securities, Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) are recorded at fair value on a recurring basis. In the Company’s consolidated statements of income and comprehensive income (loss), unrealized gains and losses are reported in other comprehensive income for fixed maturity securities, in net investment income for S&P 500 Index options and in interest credited for index-based interest guarantees.

96	STANCORP FINANCIAL GROUP, INC.

Separate account assets represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to participant-directed 401(k) contracts. Separate account assets are recorded at fair value on a recurring basis, with changes in fair value recorded in separate account liabilities. Separate account assets consist of mutual funds. The mutual funds’ fair value is determined through Level 1 and Level 2 inputs. The majority of the separate account assets are valued using quoted prices in an active market with the remainder of the assets valued using quoted prices from an independent pricing service. The Company reviews the fair values obtained from the pricing service for reasonableness through analytical procedures and performance reviews.

Fixed maturity securities are comprised of the following classes:

•	U.S. government and agency bonds.
•	U.S. state and political subdivision bonds.
•	Foreign government bonds.
•	Corporate bonds.
•	S&P 500 Index options.

The fixed maturity securities are diversified across industries, issuers and maturities. The Company calculates fair value for all classes of fixed maturity securities using valuation techniques described below. They are placed into three levels depending on the valuation technique used to determine the fair value of the securities.

The Company utilizes an independent pricing service to assist management in determining the fair value of these assets. The pricing service incorporates a variety of information observable in the market in its valuation techniques, including:

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

The pricing service provides quoted market prices when available. Quoted prices are not always available due to bond market inactivity. The pricing service obtains a broker quote when sufficient information, such as security structure or other market information, is not available to produce a valuation. Valuations and quotes obtained from third-party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.

External valuations are validated by the Company at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company utilizes discounted cash flow models or performs independent valuations of inputs and assumptions similar to those used by the pricing service. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of December 31, 2010 or 2009.

S&P 500 Index options and certain fixed maturity securities were valued using Level 3 inputs. The Level 3 fixed maturity securities were valued using matrix pricing, independent broker quotes and other standard market valuation methodologies. The fair value was determined using inputs that were not observable or could not be derived principally from, or corroborated by, observable market data. These inputs included assumptions regarding liquidity, estimated future cash flows and discount rates. Unobservable inputs to these valuations are based on management’s judgment or estimation obtained from the best sources available. The Company’s valuations maximize the use of observable inputs, which include

2010 ANNUAL REPORT	97

Part II

an analysis of securities in similar sectors with comparable maturity dates and bond ratings. Broker quotes are validated by management for reasonableness in conjunction with information obtained from matrix pricing and other sources.

The Company calculates the fair value for its S&P 500 Index options using the Black-Scholes option pricing model and parameters derived from market sources. The Company’s valuations maximize the use of observable inputs, which include direct price quotes from the Chicago Board Options Exchange (“CBOE”) and values for on-the-run treasury securities and London Interbank Offered Rate (“LIBOR”) rates as reported by Bloomberg. Unobservable inputs are estimated from the best sources available to the Company and include estimates of future gross dividends to be paid on the stocks underlying the S&P 500 Index, estimates of bid-ask spreads, and estimates of implied volatilities on options. Valuation parameters are calibrated to replicate the actual closing market quotes for options trading on the CBOE. The Company performs additional validation procedures such as the daily observation of market activity and conditions and the tracking and analyzing of actual quotes provided by banking counterparties each time the Company purchases options from them. Additionally, in order to help validate the values derived through the procedures noted above, the Company obtains indicators of value from representative investment banks.

The Company uses the income approach valuation technique to determine the fair value of index-based interest guarantees. The liability is the present value of future cash flows attributable to the projected index growth in excess of cash flows driven by fixed interest rate guarantees for the indexed annuity product. Level 3 assumptions for policyholder behavior and future index interest rate declarations significantly influence the calculation. Index-based interest guarantees are included in the other policyholder funds line on the Company’s consolidated balance sheet.

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$415.9	$—	$415.0	$0.9
U.S. state and political subdivision bonds	209.1	—	207.4	1.7
Foreign government bonds	69.6	—	69.6	—
Corporate bonds	5,711.2	—	5,652.2	59.0
S&P 500 Index options	13.3	—	—	13.3

Total fixed maturity securities	$6,419.1	$—	$6,344.2	$74.9

Separate account assets	$4,787.4	$4,586.4	$201.0	$—
Liabilities:
Index-based interest guarantees	$48.5	$—	$—	$48.5

98	STANCORP FINANCIAL GROUP, INC.

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$425.0	$—	$417.5	$7.5
U.S. state and political subdivision bonds	217.3	—	215.6	1.7
Foreign government bonds	31.5	—	31.5	—
Corporate bonds	5,484.9	—	5,416.5	68.4
S&P 500 Index options	8.6	—	—	8.6

Total fixed maturity securities	$6,167.3	$—	$6,081.1	$86.2

Separate account assets	$4,174.5	$4,051.2	$123.3	$—
Liabilities:
Index-based interest guarantees	$40.4	$—	$—	$40.4

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Year ended December 31, 2010
	Assets					Liabilities
(In millions)	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
Beginning asset (liability) balance	$7.5	$1.7	$68.4	$8.6	$86.2	$40.4
Total realized/unrealized gains (losses):
Included in net income	—	—	(0.8)	8.4	7.6	5.8
Included in other comprehensive income (loss)	—	—	4.5	—	4.5	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	9.1	9.1	—
Issuances	—	—	—	—	—	3.0
Sales	—	—	(6.1)	—	(6.1)	—
Settlements	—	—	(5.2)	(12.8)	(18.0)	(0.7)
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(6.6)	—	(1.8)	—	(8.4)	—

Ending asset (liability) balance	$0.9	$1.7	$59.0	$13.3	$74.9	$48.5

	Year ended December 31, 2009
	Assets					Liabilities
(In millions)	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
Beginning asset (liability) balance	$—	$—	$—	$2.5	$2.5	$33.0
Total realized/unrealized gains (losses):
Included in net income	—	—	—	4.7	4.7	(0.4)
Included in other comprehensive income (loss)	—	—	—	—	—	—

Purchases, issuances, sales and settlements	—	—	—	1.4	1.4	7.8
Transfers into level 3	7.5	1.7	68.4	—	77.6	—
Transfers out of level 3	—	—	—	—	—	—

Ending asset (liability) balance	$7.5	$1.7	$68.4	$8.6	$86.2	$40.4

As shown in the tables above, fixed maturity securities were transferred into Level 3 from Level 2 for 2009 as the Company was unable to obtain pricing from an independent pricing service for these investments. Fixed maturity securities were transferred out of Level 3 into Level 2 for 2010 as the Company was able to obtain pricing from an independent pricing service for these investments.

2010 ANNUAL REPORT	99

Part II

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Years ended December 31,
(In millions)	2010	2009
Assets:
S&P 500 Index options	$8.4	$4.7

Liabilities:
Index-based interest guarantees	$(5.8)	$0.4

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded to other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded as interest credited. The interest credited amount for 2010 and 2009 included negative interest on policyholder funds of $5.0 million and $2.4 million, respectively, due to changes in the Level 3 actuarial assumptions.

Certain assets and liabilities are measured at fair value on a nonrecurring basis such as impaired commercial mortgage loans with specific allowances for losses and real estate owned. The impaired commercial mortgage loans and real estate owned are valued using Level 3 measurements. These Level 3 inputs are reviewed for reasonableness by management and evaluated on a quarterly basis. The commercial mortgage loan measurements include valuation of the market value of the asset using general underwriting procedures and appraisals. Real estate owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as independent appraisals are received. During 2010, the Company recorded capital losses of $23.4 million primarily related to impairments recognized on real estate owned resulting from the receipt of independent appraisals on properties acquired from a single borrower.

Net capital losses for 2010 were primarily related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010 recorded as additional provisions to our commercial mortgage loan loss allowance. Capital losses were also recognized on low-income housing tax credit investments. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities and from the sale of real estate investments.

The following table sets forth the assets measured at fair value on a nonrecurring basis during 2010 that the Company continued to hold:

	December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Commercial mortgage loans	$43.9	$—	$—	$43.9
Real estate owned	108.5	—	—	108.5
Total assets measured at fair value on a nonrecurring basis	$152.4	$—	$—	$152.4

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $64.3 million were written down to their fair value of $43.9 million, less selling costs, at December 31, 2010. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $20.4 million at December 31, 2010. The real estate owned measured on a nonrecurring basis during 2010 and still held at December 31, 2010 had capital losses totaling $22.9 million for the year. See “Note 10—Investments—Commercial Mortgage Loans” for further disclosures regarding the commercial mortgage loan loss allowance.

100	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the assets measured at fair value on a nonrecurring basis during 2009 that the Company continued to hold:

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Commercial mortgage loans	$22.0	$—	$—	$22.0
Real estate owned	23.9	—	—	23.9
Total assets measured at fair value on a nonrecurring basis	$45.9	$—	$—	$45.9

10. INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	December 31, 2010
(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency bonds	$374.4	$41.5	$—	$415.9
U.S. state and political subdivision bonds	203.3	8.0	2.2	209.1
Foreign government bonds	63.2	6.5	0.1	69.6
Corporate bonds	5,368.8	359.8	17.4	5,711.2
S&P 500 Index options	13.3	—	—	13.3
Total fixed maturity securities	$6,023.0	$415.8	$19.7	$6,419.1

	December 31, 2009
(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency bonds	$397.2	$28.2	$0.4	$425.0
U.S. state and political subdivision bonds	212.0	7.4	2.1	217.3
Foreign government bonds	30.4	1.2	0.1	31.5
Corporate bonds	5,275.4	248.0	38.5	5,484.9
S&P 500 Index options	8.6	—	—	8.6

Total fixed maturity securities	$5,923.6	$284.8	$41.1	$6,167.3

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

(In millions)	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$591.0	$600.9	$372.7	$380.1
Due in 1 to 5 years	2,563.9	2,735.0	2,747.9	2,875.1
Due in 5 to 10 years	1,926.3	2,078.5	2,029.0	2,112.4
Due after 10 years	941.8	1,004.7	774.0	799.7

Total fixed maturity securities	$6,023.0	$6,419.1	$5,923.6	$6,167.3

2010 ANNUAL REPORT	101

Part II

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds represented 2.6%, or $169.9 million, of the Company’s fixed maturity securities at December 31, 2010. The Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio at December 31, 2010.

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	December 31, 2010		December 31, 2009
(Dollars in millions)	Amount	Percent	Amount	Percent
Property type:
Retail	$2,186.4	48.4%	$2,068.1	48.3%
Office	855.2	18.9	802.6	18.7
Industrial	829.0	18.4	777.4	18.1
Hotel/motel	301.8	6.7	326.1	7.6
Commercial	179.5	4.0	175.8	4.1
Apartment and agricultural	161.7	3.6	134.8	3.2

Total commercial mortgage loans	$4,513.6	100.0%	$4,284.8	100.0%

Geographic region:
Pacific	$1,558.5	34.5%	$1,453.6	33.9%
South Atlantic	838.9	18.6	860.8	20.1
Mountain	541.1	12.0	545.4	12.7
West South Central	547.2	12.1	490.6	11.5
East North Central	350.4	7.8	316.8	7.4
Middle Atlantic	257.1	5.7	251.1	5.9
West North Central	165.5	3.7	149.2	3.5
East South Central	129.0	2.8	99.5	2.3
New England	125.9	2.8	117.8	2.7

Total commercial mortgage loans	$4,513.6	100.0%	$4,284.8	100.0%

U.S. state:
California	$1,236.1	27.4%	$1,153.0	26.9%
Texas	495.8	11.0	445.1	10.4
Georgia	268.3	5.9	239.4	5.6
Florida	240.2	5.3	299.4	7.0
Other	2,273.2	50.4	2,147.9	50.1

Total commercial mortgage loans	$4,513.6	100.0%	$4,284.8	100.0%

Through its concentration of commercial mortgage loans in California, the Company is exposed to potential losses from an economic downturn in California as well as certain catastrophes, such as earthquakes and fires that may affect certain areas of the western region. Borrowers are required to maintain fire insurance coverage to provide reimbursement for any losses due to fire. Management diversifies the commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of the California-based commercial mortgage loans has been substantially below the industry average and consistent with the Company’s experience in other states. In addition, when underwriting new loans, earthquake insurance is not required for the properties. However, management does consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. The Company does not expect a catastrophe or earthquake damage in the western region to have a material adverse effect on its business, financial position, results of operations or cash flows. Currently, the Company’s California exposure is

102	STANCORP FINANCIAL GROUP, INC.

primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. There is a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. Due to the concentration of commercial mortgage loans in California, a continued economic decline in California could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

An impaired commercial mortgage loan is one that is not performing to the contractual terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. The Company also holds specific loan loss allowances on certain performing loans that it continues to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which the Company has determined that it remains probable that all amounts due will be collected. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for the commercial mortgage loan loss allowance valuation policy. At December 31, 2010, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,
(In millions)	2010	2009
Commercial mortgage loan loss allowance:
Beginning balance	$19.6	$6.8
Provision	48.1	21.1
Charge-offs, net	(31.6)	(8.3)

Ending balance	$36.1	$19.6

Specific loan loss allowance	$20.4	$6.5
General loan loss allowance	15.7	13.1

Total commercial mortgage loan loss allowance	$36.1	$19.6

The increase in the provisions for the commercial mortgage loan loss allowance in 2010 compared to 2009 was primarily due to increases in the provisions on restructured and sixty-day delinquent commercial mortgage loans during 2010 and was primarily related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010. Restructured commercial mortgage loans totaled $76.6 million and $28.7 million at December 31, 2010 and 2009, respectively. The Company’s sixty-day delinquent commercial mortgage loans totaled $19.6 and $17.3 million at December 31, 2010 and 2009, respectively. The increase to charge offs for 2010 compared to 2009 was primarily related to the acceptance of deeds in lieu of foreclosure on commercial mortgage loans related to a single borrower during the second quarter of 2010.

The following table sets forth the recorded investment in commercial mortgage loans and commercial mortgage loan originations:

	December 31,
(In millions)	2010	2009
Performing commercial mortgage loans collectively evaluated for impairment	$4,467.4	$4,274.0
Commercial mortgage loans individually evaluated for impairment	82.3	30.4
Commercial mortgage loan loss allowance	(36.1)	(19.6)

Total commercial mortgage loans	$4,513.6	$4,284.8

Originations	$887.5	$718.5

2010 ANNUAL REPORT	103

Part II

The Company assesses the credit quality of its commercial mortgage loan portfolio quarterly by reviewing the performance of its portfolio which includes evaluating its performing and nonperforming commercial mortgage loans. Nonperforming commercial mortgage loans include all commercial mortgage loans that are 60 days or more past due and commercial mortgage loans that are not 60 days past due but are not substantially performing to other original contractual terms. Nonperforming commercial mortgage loans do not include restructured commercial mortgage loans that are current with their payments and thus are considered performing. However, these restructured commercial mortgage loans may continue to be classified as impaired commercial mortgage loans for monitoring and review purposes.

The following table sets forth performing and nonperforming commercial mortgage loans by property type:

	December 31, 2010
(In millions)	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Agricultural	Total
Performing commercial mortgage loans	$2,175.3	$847.8	$817.7	$301.8	$174.8	$161.2	$4,478.6
Nonperforming commercial mortgage loans	11.1	7.4	11.3	—	4.7	0.5	35.0

Total	$2,186.4	$855.2	$829.0	$301.8	$179.5	$161.7	$4,513.6

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31, 2010
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$6.8	$6.8	$—	$0.4
Office	2.3	2.3	—	1.1
Industrial	3.0	3.0	—	3.0
Hotel/motel	5.9	5.9	—	5.9
Commercial	—	—	—	—
Apartment and agricultural	—	—	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	18.0	18.0	—	10.4

With specific loan loss allowances:
Retail	34.4	34.4	10.4	21.5
Office	11.2	11.2	2.5	6.9
Industrial	10.8	10.8	4.6	10.8
Hotel/motel	—	—	—	—
Commercial	7.4	7.4	2.8	6.5
Apartment and agricultural	0.5	0.5	0.1	0.2

Total impaired commercial mortgage loans with specific loan loss allowances	64.3	64.3	20.4	45.9

Total impaired commercial mortgage loans	$82.3	$82.3	$20.4	$56.3

104	STANCORP FINANCIAL GROUP, INC.

	December 31, 2009
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowances	$1.9	$1.9	$—	$1.9
With specific loan loss allowances	28.5	28.5	6.5	21.2

Total impaired commercial mortgage loans	$30.4	$30.4	$6.5	$23.1

The increase in the impaired commercial mortgage loans at December 31, 2010 compared to 2009 was primarily due to an increase in restructured and sixty-day delinquent commercial mortgage loans that were not performing to the contractual terms of the loan agreements. As of December 31, 2010 and 2009, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for the policies regarding interest income for delinquent commercial mortgage loans.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Years ended December 31,
(In millions)	2010	2009	2008
Average recorded investment	$76.4	$17.5	$3.2

The amount of interest income recognized on impaired commercial mortgage loans was $2.8 million, $0.1 million, $0.1 million for 2010, 2009 and 2008, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $3.3 million, $0.1 million, $0.1 million for 2010, 2009 and 2008, respectively. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

The following table sets forth the aging of commercial mortgage loans by property type:

	December 31, 2010
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Commercial Mortgage Loans
Commercial mortgage loans:
Retail	$7.2	$—	$5.5	$12.7	$2,173.7	$2,186.4
Office	5.0	1.5	3.2	9.7	845.5	855.2
Industrial	4.8	2.1	5.5	12.4	816.6	829.0
Hotel/motel	—	—	—	—	301.8	301.8
Commercial	—	—	1.2	1.2	178.3	179.5
Apartment and agricultural	0.9	0.4	0.2	1.5	160.2	161.7

Total	$17.9	$4.0	$15.6	$37.5	$4,476.1	$4,513.6

The Company closely monitors all past due commercial mortgage loans; additional attention is given to those loans at least sixty-days past due. Commercial mortgage loans that were at least sixty-days past due totaled $19.6 million as of December 31, 2010. The Company’s current level of past due commercial mortgage loans is higher than its historical levels due to the current macroeconomic challenges. Overall, sixty-day delinquencies are 0.43% of the commercial mortgage loan portfolio. The Company’s experience, consistent and disciplined underwriting standards, and diligent servicing practices will continue to aid the strong performance of its commercial mortgage loan portfolio.

2010 ANNUAL REPORT	105

Part II

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2010
	Total		Less than 12 months		12 or more months
(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
U.S. state and political subdivision bonds	37	$2.2	33	$2.0	4	$0.2
Foreign government bonds	2	0.1	2	0.1	—	—
Corporate bonds	433	17.4	347	14.9	86	2.5

Total	472	$19.7	382	$17.0	90	$2.7

Fair market value of securities with unrealized losses:
U.S. state and political subdivision bonds	37	$51.7	33	$46.7	4	$5.0
Foreign government bonds	2	1.9	2	1.9	—	—
Corporate bonds	433	487.5	347	448.9	86	38.6

Total	472	$541.1	382	$497.5	90	$43.6

	December 31, 2009
	Total		Less than 12 months		12 or more months
(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
U.S. government and agency bonds	12	$0.4	12	$0.4	—	$—
U.S. state and political subdivision bonds	39	2.1	32	1.1	7	1.0
Foreign government bonds	1	0.1	1	0.1	—	—
Corporate bonds	842	38.5	466	17.1	376	21.4

Total	894	$41.1	511	$18.7	383	$22.4

Fair market value of securities with unrealized losses:
U.S. government and agency bonds	12	$20.7	12	$20.7	—	$—
U.S. state and political subdivision bonds	39	57.2	32	45.3	7	11.9
Foreign government bonds	1	4.9	1	4.9	—	—
Corporate bonds	842	934.5	466	679.0	376	255.5

Total	894	$1,017.3	511	$749.9	383	$267.4

The unrealized losses on the investment securities set forth above were primarily due to increases in market interest rates subsequent to their purchase by the Company. Additionally, unrealized losses have been affected by overall economic factors. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to reasons of credit quality or to any company or industry specific event. Based on management’s evaluation of the securities, the Company’s intent not to sell those securities, and as it is unlikely that the Company will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities” for a discussion regarding fixed maturity securities’ OTTI and cumulative effect adjustment.

106	STANCORP FINANCIAL GROUP, INC.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Years ended December 31,
(In millions)	2010	2009	2008
Bonds	$322.8	$314.1	$291.0
S&P 500 Index options	8.4	4.7	(11.1)

Total fixed maturity securities	331.2	318.8	279.9
Commercial mortgage loans	285.0	274.3	261.6
Real estate	1.3	4.3	5.8
Other	5.5	7.9	11.3

Gross investment income	623.0	605.3	558.6
Investment expenses	(20.5)	(18.8)	(17.6)

Net investment income	$602.5	$586.5	$541.0

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Years ended December 31,
(In millions)	2010	2009	2008
Gains:
Fixed maturity securities	$18.0	$29.6	$3.9
Commercial mortgage loans	1.2	1.1	3.3
Real estate investments	9.6	—	2.7
Real estate owned	0.5	—	—

Gross capital gains	29.3	30.7	9.9

Losses:
Fixed maturity securities	(2.6)	(35.0)	(133.0)
Provisions for commercial mortgage loan losses	(48.1)	(21.4)	(5.2)
Real estate investments	(2.6)	(0.5)	(0.5)
Real estate owned	(23.4)	—	—
Other	(4.2)	(0.7)	—

Gross capital losses	(80.9)	(57.6)	(138.7)

Net capital losses	$(51.6)	$(26.9)	$(128.8)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.6 million and $6.5 million at December 31, 2010 and 2009, respectively.

2010 ANNUAL REPORT	107

Part II

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company markets indexed annuities, which permit the holder to elect an interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to manage the risk related to the index-based interest guarantees. The index-based interest guarantees are discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based interest guarantees.

The Company purchases S&P 500 Index options for its interest crediting strategy used in its indexed annuity product. The S&P 500 Index options are purchased from investment banks and are selected in a manner that supports the amount of interest that is expected to be credited in the current year to annuity policyholder accounts that are dependent on the performance of the S&P 500 Index. The purchase of S&P 500 Index options is a pivotal part of the Company’s risk management strategy for indexed annuity products. The S&P 500 Index options are exclusively used for risk management. While valuations of the S&P 500 Index options are sensitive to a number of variables, valuations for S&P 500 Index options purchased are most sensitive to changes in the S&P 500 Index value and the implied volatilities of this index. The Company generally purchases fewer than five S&P 500 Index option contracts per month, which all have an expiry date of one year from the date of purchase.

The notional amount of the Company’s S&P 500 Index options at December 31, 2010 and 2009 was $303.8 million and $252.5 million, respectively. Option premiums paid for the Company’s S&P 500 Index options were $9.1 million and $6.2 million, for 2010 and 2009, respectively. The Company received $12.8 million and $4.9 million for options exercised in 2010 and 2009, respectively.

The Company recognizes all derivative investments as assets or liabilities in the balance sheet at fair value. The Company does not designate its derivatives as hedging instruments and thus does not use hedge accounting. As such, any change in the fair value of the derivative assets and derivative liabilities is recognized as income or loss in the period of change. See “Note 9—Fair Value” for additional information regarding the fair value of the Company’s derivative assets and liabilities.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	December 31,
(In millions)	2010	2009
Assets:
Fixed maturity securities:
S&P 500 Index options	$13.3	$8.6
Liabilities:
Other policyholder funds:
Index-based interest guarantees	48.5	40.4

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	Years ended December 31,
(In millions)	2010	2009	2008
Net investment income:
S&P 500 Index options	$8.4	$4.7	$(11.1)
Interest credited:
Index-based interest guarantees	(5.8)	0.4	9.2

Net gain (loss)	$2.6	$5.1	$(1.9)

108	STANCORP FINANCIAL GROUP, INC.

Fluctuations in the fair value of the S&P 500 Index options related to the volatility of the S&P 500 Index increased net investment income for 2010 and 2009 and decreased net investment income for 2008. Fluctuations in the fair value of the index-based interest guarantees related to the volatility of the S&P 500 Index and the Company’s annual update of the key assumptions used to value the index-based interest guarantees, a process known as “unlocking,” increased interest credited for 2010 and decreased interest credited for 2009 and 2008.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its S&P 500 Index options do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of approximately 6.6% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	December 31, 2010
(In millions)	Assets at Fair Value	Maximum Credit Risk
Counterparty:
Merrill Lynch International	$5.4	$8.7
The Bank of New York Mellon	7.2	9.3
Goldman Sachs	0.7	1.1

Total	$13.3	$19.1

12. DAC, VOBA AND OTHER INTANGIBLE ASSETS

DAC, VOBA and other acquisition related intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. The Company’s other intangible assets consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for additional information.

2010 ANNUAL REPORT	109

Part II

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Years ended December 31,
(In millions)	2010	2009	2008
Carrying value at beginning of period:
DAC	$252.6	$249.2	$202.3
VOBA	30.4	31.1	34.4
Other intangible assets	55.8	54.2	52.1

Total balance at beginning of period	338.8	334.5	288.8

Deferred or acquired:
DAC	92.9	93.9	115.3
Other intangible assets	1.7	6.3	7.2

Total deferred or acquired	94.6	100.2	122.5

Amortized during period:
DAC	(68.5)	(90.5)	(68.4)
VOBA	(2.0)	(0.7)	(3.3)
Other intangible assets	(5.8)	(4.7)	(5.1)

Total amortized during period	(76.3)	(95.9)	(76.8)

Carrying value at end of period, net:
DAC	277.0	252.6	249.2
VOBA	28.4	30.4	31.1
Other intangible assets	51.7	55.8	54.2

Total carrying value at end of period	$357.1	$338.8	$334.5

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2010		December 31, 2009
(Dollars in millions)	Amount	Percent	Amount	Percent
DAC	$63.6	23.0%	$64.0	25.3%
VOBA	7.5	26.4	7.6	25.0

The value of DAC and VOBA is dependent on key assumptions. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion of the key assumptions used to determine the values of DAC and VOBA. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted.

110	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended December 31,
(In millions)	2010	2009
Decrease to DAC and VOBA	$(0.5)	$(1.0)

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

The accumulated amortization of VOBA was $60.4 million and $58.4 million at December 31, 2010 and 2009, respectively. The accumulated amortization of other intangible assets was $23.0 million and $17.2 million at December 31, 2010 and 2009, respectively. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion on the amortization policies for VOBA and other intangible assets.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for each of the next five years:

(In millions)	Amount
2011	$8.0
2012	8.1
2013	8.8
2014	8.6
2015	8.3

13. LIABILITY FOR UNPAID CLAIMS, CLAIM ADJUSTMENT EXPENSES AND OTHER POLICYHOLDER FUNDS

The liability for unpaid claims, claim adjustment expenses and other policyholder funds includes liabilities for insurance offered on products such as group long term and short term disability, individual disability, group dental and group vision, and group AD&D. The liability for unpaid claims and claim adjustment expenses is established when a claim is incurred or is estimated to have been incurred but not yet reported to the Company and, as prescribed by GAAP, equals the Company’s best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. This liability is included in future policy benefits and claims in the consolidated balance sheets.

2010 ANNUAL REPORT	111

Part II

The following table sets forth the change in the liability for unpaid claims and claim adjustment expenses:

	Years ended December 31,
(In millions)	2010	2009	2008
Net balance at beginning of the year:
Balance at beginning of the year, gross of reinsurance	$3,651.3	$3,609.7	$3,514.4
Less: reinsurance recoverable	(106.9)	(114.9)	(103.1)

Net balance at beginning of the year	3,544.4	3,494.8	3,411.3

Incurred related to:
Current year	1,010.3	1,020.5	1,028.1
Prior year’s interest	176.1	174.8	172.0
Prior years	(116.3)	(151.2)	(142.8)

Total incurred	1,070.1	1,044.1	1,057.3

Paid related to:
Current year	(323.3)	(315.6)	(307.4)
Prior year	(685.4)	(678.9)	(666.4)

Total paid	(1,008.7)	(994.5)	(973.8)

Net balance at end of the year	3,605.8	3,544.4	3,494.8
Plus: reinsurance recoverable	110.5	106.9	114.9

Balance at end of the year, gross of reinsurance	$3,716.3	$3,651.3	$3,609.7

Classified as future policy benefits and claims, but excluded from the table above are amounts recorded for group and individual life reserves, group and individual annuity reserves, and individual disability active life reserves.

The following table sets forth the reconciliation of amounts above to future policy benefits and claims as presented on the consolidated balance sheets:

	Years ended December 31,
(In millions)	2010	2009	2008
Future policy benefits and claims	$5,502.3	$5,368.7	$5,285.9
Less: Group life reserves	(750.5)	(735.7)	(739.9)
Less: Individual life reserves	(595.8)	(589.3)	(595.5)
Less: Group and Individual annuity reserves	(235.0)	(201.5)	(162.1)
Less: Individual disability active life reserves	(204.7)	(190.9)	(178.7)

Liability for unpaid claims and claims adjustment expenses	$3,716.3	$3,651.3	$3,609.7

The majority of the net liability balances are related to long term disability claims on which interest earned on assets backing the reserves is a key component of reserving and pricing. The year-to-year development of incurred claims related to prior years is therefore broken out into an interest portion and remaining incurred portion.

The changes in amounts incurred related to prior years are not the result of a significant change in an underlying assumption or method used to determine the estimate. Instead the Company expects these amounts to change over time as a result of the growth in the size of the Company’s in force insurance business and the actual claims experience with respect to that business during the time periods captured for claims with an incurred date in years prior to the year of valuation. Interest is also a key component in the year-to-year development of the reserves and therefore the positive changes in amounts incurred related to prior years should not be taken as an indicator of the adequacy or inadequacy of the reserves held. In each of the years captured, there was a decrease in incurred amounts associated with prior years after the effect of interest is taken into account, indicating claim experience was favorable when compared to the assumptions used to establish the associated reserves.

112	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the composition of other policyholder funds:

	December 31,
(In millions)	2010	2009
Employer-sponsored defined contribution and benefit plans funds	$1,526.4	$1,477.7
Individual fixed-rate annuity funds	1,978.2	1,775.8
Indexed annuity funds	395.1	355.7
Other	728.1	727.9

Total other policyholder funds	$4,627.8	$4,337.1

The primary components of other policyholder funds are employer-sponsored defined contribution and benefit plan funds, individual fixed-rate annuity funds and indexed annuity funds. The remaining balance is comprised primarily of premiums on deposits, advanced premiums and experience related liabilities.

14. REINSURANCE

The Company manages insurance risk through the following practices:

•	Sound product design and underwriting.
•	Effective claims management.
•	Disciplined pricing.
•	Distribution expertise.
•	Broad diversification of risk by customer geography, industry, size and occupation.
•	Maintenance of a strong financial position.
•	Maintenance of reinsurance and risk pool arrangements.
•	Sufficient alignment of assets and liabilities to meet financial obligations.

In order to limit its losses from large claim exposures, the Company enters into reinsurance agreements with other insurance companies. The Company reviews its retention limits based on size and experience. The maximum retention limit per individual for group life and AD&D is $750,000. The Company’s maximum retention limit per individual for group disability insurance is $15,000 of monthly benefit. The Company’s maximum retention limit per individual for individual disability insurance is $6,000 of monthly benefit.

Standard maintains a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2010, the agreement provided for 23.0% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2010, was $226.5 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for 3.0% of the Company’s total premiums for each of the three years 2010, 2009 and 2008. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

The Company also maintains reinsurance coverage for certain catastrophe losses related to group life and AD&D with partial coverage of nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and its participation in a catastrophe reinsurance pool discussed below, the Company has coverage of up to $450.9 million per event.

2010 ANNUAL REPORT	113

Part II

The Company is part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses from group life and AD&D over 23 participating members. The annual fee paid by the Company in 2010 to participate in the pool was less than $30,000. As a member of the pool, the Company is exposed to maximum potential losses experienced by other participating members of up to $103.2 million for a single event for losses submitted by a single company and a maximum of $258.1 million for a single event for losses submitted by multiple companies. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of the Company’s group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

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

The following table sets forth reinsurance information:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2010:
Life insurance in force	$333,211.1	$6,301.3	$84.8	$326,994.6	—%
Premiums:
Life insurance and annuities	$920.9	$54.1	$0.1	$866.9	—%
Accident and health insurance	1,198.4	72.9	105.3	1,230.8	8.6

Total premiums	$2,119.3	$127.0	$105.4	$2,097.7	5.0%

2009:
Life insurance in force	$305,500.1	$6,012.6	$91.1	$299,578.6	—%
Premiums:
Life insurance and annuities	$900.5	$56.3	$0.1	$844.3	—%
Accident and health insurance	1,196.4	47.9	109.1	1,257.6	8.7

Total premiums	$2,096.9	$104.2	$109.2	$2,101.9	5.2%

2008:
Life insurance in force	$310,472.0	$5,535.8	$97.5	$305,033.7	—%
Premiums:
Life insurance and annuities	$924.9	$58.8	$0.1	$866.2	—%
Accident and health insurance	1,221.7	62.2	114.5	1,274.0	9.0

Total premiums	$2,146.6	$121.0	$114.6	$2,140.2	5.4%

Recoveries recognized under reinsurance agreements were $71.9 million, $75.2 million and $64.0 million for 2010, 2009 and 2008, respectively. Amounts recoverable from reinsurers were $938.3 million and $935.0 million at December 31, 2010 and 2009, respectively. Of these amounts, $786.6 million and $792.7 million for 2010 and 2009, respectively, were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. See “Note 15—Reinsurance of Blocks of Business.”

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

114	STANCORP FINANCIAL GROUP, INC.

Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2010, was $322.7 million. Approximately $60 million in VOBA was recorded related to the reinsurance agreement.

Effective October 1, 2000, Standard assumed, through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2010, was $583.8 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The national marketing agreement remains in effect through 2012.

Effective January 1, 2001, Standard ceded to Protective Life, through a reinsurance agreement, Standard’s individual life insurance product line. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding statutory liabilities. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s consolidated balance sheets, and an equal amount is recorded as a recoverable from the reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life. The amount of assets required to be maintained in the trust is determined quarterly.

16. INSURANCE INFORMATION

The following table sets forth insurance information:

(In millions)	DAC(1)	Future Policy Benefits and Claims	Other Policyholder Funds	Premium Revenues	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of DAC	Other Operating Expenses(2)
2010:
Insurance Services	$213.5	$5,267.3	$569.2	$2,056.2	$338.9	$1,571.2	$51.2	$519.7
Asset Management	63.5	235.0	4,058.6	41.5	251.0	207.0	12.4	150.2

Total	$277.0	$5,502.3	$4,627.8	$2,097.7	$589.9	$1,778.2	$63.6	$669.9
2009:
Insurance Services	$188.6	$5,167.2	$591.3	$2,067.2	$335.1	$1,535.0	$53.8	$519.3
Asset Management	64.0	201.5	3,745.8	34.7	234.0	186.3	16.1	159.2

Total	$252.6	$5,368.7	$4,337.1	$2,101.9	$569.1	$1,721.3	$69.9	$678.5
2008:
Insurance Services	$169.3	$5,123.7	$570.1	$2,109.1	$337.5	$1,560.5	$48.4	$528.9
Asset Management	79.9	162.2	3,374.0	31.1	183.8	139.6	10.9	158.7

Total	$249.2	$5,285.9	$3,944.1	$2,140.2	$521.3	$1,700.1	$59.3	$687.6

(1)	See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” And “Note 12—DAC, VOBA and Other Intangible Assets.”
(2)	Other operating expenses include operating expenses, commissions and bonuses, interest expense, premium taxes, and the net increase in DAC, VOBA and other intangible assets.

2010 ANNUAL REPORT	115

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

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices that differ from GAAP are:

•	Bonds and commercial mortgage loans are reported principally at adjusted carrying value and amortized cost, respectively.
•	Asset valuation and the interest maintenance reserves are provided as prescribed by the NAIC.
•	Certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables are not recognized as assets, resulting in a charge to statutory surplus.
•	Annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received.
•	Reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates.
•	Commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred.
•	Initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods.
•

Federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided.

•	Deferred tax assets, net of deferred tax liabilities, which will be realized within three years, are considered admitted assets and are included in the regulatory financial statements.

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled. During 2010 and 2009, Standard made distributions to StanCorp totaling $244.0 million and $170.0 million, respectively.

State insurance departments require insurance enterprises to adhere to minimum Risk-based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2010 and 2009, the insurance subsidiaries’ capital levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The Authorized Control Level RBC was $200.0 million and $187.9 million at December 31, 2010 and 2009, respectively.

116	STANCORP FINANCIAL GROUP, INC.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP equity:

	December 31,
(In millions)	2010	2009
Statutory capital and surplus	$1,226.8	$1,243.2

Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	251.6	245.4
DAC, VOBA and other intangible assets	321.9	300.0
Deferred tax liabilities	(211.4)	(205.8)
Asset valuation reserve	95.6	89.7
Interest maintenance reserve	12.6	1.5
Valuation of investments	264.7	166.6
Equity of StanCorp and its non-insurance subsidiaries	(150.9)	(241.8)
Non-admitted assets	216.6	284.7
Prepaid pension cost	(40.8)	(44.7)
Accrued retirement and defined benefit plans	(46.9)	(43.4)
Capital lease obligations	(3.2)	(5.1)
Special Surplus in accordance with SSAP No. 10R	(11.4)	(46.6)
Other, net	(13.1)	(8.3)

GAAP equity	$1,912.1	$1,735.4

The following table reconciles statutory gain from operations based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP net income:

	Years ended December 31,
(In millions)	2010	2009	2008
Statutory gain from operations	$195.5	$224.5	$136.0
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	11.6	(2.1)	29.3
DAC and VOBA, net of amortization	26.6	23.2	51.8
Deferred income taxes	4.6	13.2	16.5
Current income taxes	1.3	(4.6)	(20.4)
Earnings of StanCorp and its non-insurance subsidiaries	(45.3)	(27.5)	(21.1)
Reinsurance ceding commission	(16.1)	(13.9)	(18.4)
Reserve increase due to change in valuation basis	—	(8.1)	—
Deferred capital gains (interest maintenance reserve)	11.6	4.1	(10.7)
Other, net	(0.8)	0.1	(0.1)

GAAP net income	$189.0	$208.9	$162.9

18. LONG-TERM DEBT

The Company has $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October.

The Company has $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067, is non-callable at par for the first 10 years (prior to June 1, 2017) and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable after year 10 (on or after June 1, 2017) and only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest

2010 ANNUAL REPORT	117

Part II

payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. StanCorp is currently not deferring interest on the Subordinated Debt.

The following table sets forth the Company’s long-term debt:

	December 31,
(In millions)	2010	2009
Long-term debt:
Senior notes	$250.0	$250.0
Subordinated debt	300.0	300.0
Other long-term borrowings	1.9	3.2

Total long-term debt	$551.9	$553.2

19. COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2010. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Senior Unsecured Revolving Credit Facility (“Facility”) Contingencies

The Company maintains a $200 million Facility, which will remain at $200 million through June 15, 2012 and will then decrease to $165 million until final maturity on June 15, 2013. Borrowings under the Facility will continue to be used to provide for working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s ratio of total debt to total capitalization and includes interest based on a Eurodollar margin, plus facility and utilization fees. At December 31, 2010, StanCorp was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Operating Lease Commitments

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2020. Most of these leases have renewal options for periods ranging from one to twelve years.

The following table sets forth future minimum payments under the leases:

(In millions)
2011	$13.2
2012	11.9
2013	8.1
2014	3.5
2015	2.1
Thereafter	4.5

Total rent expense was $14.5 million, $23.5 million and $16.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

118	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the minimum future rental receivables on non-cancelable leases of retail and office space with initial terms of one year or more:

(In millions)
2011	$12.6
2012	11.5
2013	9.4
2014	7.0
2015	5.6
Thereafter	4.5

Other Financing Obligations

The Company’s financing obligations include long-term debt and capital lease payment obligations as well as commitments to fund commercial mortgage loans.

The Company’s long-term debt obligations consisted primarily of the $250 million 6.875%, Senior Notes and the $300 million 6.90% Subordinated Debt. See “Note 18—Long-Term Debt” for additional information.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2010, the Company had outstanding commitments to fund commercial mortgage loans totaling $70.8 million, with fixed interest rates ranging from 5.75% to 7.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter:

	2010
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$524.5	$532.8	$532.9	$507.5
Administrative fees	29.8	29.1	29.3	28.3
Net investment income	158.0	152.7	141.9	149.9
Net capital losses	(2.1)	(29.6)	(12.9)	(7.0)

Total revenues	710.2	685.0	691.2	678.7
Benefits to policyholders	412.1	400.9	424.4	382.4
Net income	52.0	46.2	41.1	49.7
Net income per common share:
Basic	$1.13	$0.99	$0.87	$1.05
Diluted	1.12	0.99	0.87	1.04

2010 ANNUAL REPORT	119

Part II

	2009
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$510.9	$520.3	$525.7	$545.0
Administrative fees	29.5	27.7	27.1	24.2
Net investment income	147.4	150.2	145.4	143.5
Net capital gains (losses)	0.9	3.4	(4.5)	(26.7)

Total revenues	688.7	701.6	693.7	686.0
Benefits to policyholders	382.7	395.7	384.8	412.5
Net income	60.0	59.9	56.3	32.7

Net income per common share:
Basic	$1.24	$1.22	$1.15	$0.67
Diluted	1.23	1.21	1.15	0.67

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Management’s annual report on internal control over financial reporting. Management of StanCorp Financial Group, Inc. (the “Company”) has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2010, and designed to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Company management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

(b) Attestation report of the registered public accounting firm.

120	STANCORP FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the internal control over financial reporting of StanCorp Financial Group, Inc., and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company”s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company”s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

February 25, 2011

2010 ANNUAL REPORT	121

Part II

(c) Changes in control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 14, 2011, the Board of Directors approved a revised form of long-term incentive agreement for senior executives to be effective for performance years starting in 2013. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.21.

122	STANCORP FINANCIAL GROUP, INC.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 relating to directors of StanCorp Financial Group, Inc. (the “Company”) is set forth under the caption “Election of Directors” in the 2011 Proxy Statement and is incorporated herein by reference.

For information on the executive officers of the registrant, see Part I, Item 4A, “Executive Officers of the Registrant.”

Information relating to beneficial ownership reporting compliance by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, and is incorporated herein by reference.

The Company has codes of business ethics for all directors, senior executive officers, including the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Vice President and Controller of StanCorp (its principal executive officer, principal financial officer and principal accounting officer, respectively), and employees of the Company. The codes of business ethics are available on the Company’s investor website located at www.stancorpfinancial.com. A copy of the codes of business ethics will be provided without charge to any person who requests them by writing or telephoning the Company’s Shareholder Services Department, StanCorp Financial Group, Inc., 1100 SW Sixth Avenue, Portland, OR 97204, (800) 378-8360. The Company will disclose on its investor website any amendments to or waivers from its codes of business ethics applicable to directors or executive officers of StanCorp, including the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Vice President and Controller in accordance with all applicable laws and regulations.

AUDIT COMMITTEE

StanCorp has a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. Information regarding the members of the Audit Committee is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

Information required by Item 10 regarding the Audit Committee Financial Expert is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by Item 11 regarding executive compensation and related matters is reported under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Report of the Organization & Compensation Committee” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 regarding security ownership of certain beneficial owners and management is reported under the caption “Share Ownership of Directors and Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

2010 ANNUAL REPORT	123

Part III

EQUITY COMPENSATION PLANS

The Company has three equity compensation plans, all of which have been approved by shareholders. These are the 1999 Omnibus Stock Incentive Plan (“1999 Plan”), the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan was authorized as a replacement for the 1999 Plan and no new shares or options may be issued under the 1999 Plan.

The following table sets forth the shares to be issued subject to outstanding options and the shares otherwise available for issue under these plans as of December 31, 2010:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,816,178	$40.01	1,881,770
Equity compensation plans not approved by security holders	—	—	—

As of December 31, 2010, there were 311,995 shares available for issuance under the ESPP and there were 1,569,775 shares available to be issued as options or stock awards under the 2002 Plan. Of the shares available for issuance under the 2002 Plan, only 806,887 shares could be issued as stock awards. Shares issuable under performance share awards are not included in calculating the weighted-average price of outstanding options, warrants and rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 regarding certain relationships and related transactions, and director independence is reported under the captions “Corporate Governance—Director Independence” and “Transactions with Related Parties” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 regarding principal accounting fees and services is reported under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

124	STANCORP FINANCIAL GROUP, INC.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index of documents filed as part of the report:
1.	The following Consolidated Financial Statements of StanCorp are included in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	The following Financial Statement Schedules of StanCorp are included in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Condensed Financial Information of Registrant

Valuation and Qualifying Accounts

Summary of Investments—Other Than Investments in Affiliates

Supplementary Insurance Information

Reinsurance

3.	Exhibits Index

Number	Name
3.1	Articles of Incorporation of StanCorp Financial Group, Inc., as amended
3.2	Bylaws of StanCorp Financial Group, Inc.
4.1	Form of Rights Agreement
4.2	Form of Indenture Relating to Senior Debt Securities
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002
4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association
4.5	Replacement Capital Covenant dated May 29, 2007, for the benefit of holders of the Company’s 6.875% Senior Notes due 2012
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.4	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan
10.5	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement
10.6	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement
10.7	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers
10.10	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors

2010 ANNUAL REPORT	125

Part IV

Number	Name
10.11	StanCorp Financial Group, Inc. Short-Term Incentive Plan
10.12	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company Dated December 1, 2000
10.13	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company Dated November 6, 2000
10.14	Purchase and Sale Agreement by and between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002
10.15	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement
10.16	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)
10.17	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)
10.18	Form of Executive Officer and Director Indemnity Agreement
10.19

Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000

10.20	Form of Change of Control Agreement, as amended
10.21	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period)
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

10.25	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct and Ethics for the Board of Directors
14.2	Code of Ethics for Senior Officers
14.3	Guide to Business Conduct
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney of Directors of StanCorp Financial Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	StanCorp Financial Group, Inc. Corporate Governance Guidelines dated February 12, 2007
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

126	STANCORP FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on February 25, 2011.

STANCORP FINANCIAL GROUP, INC.

By:	/s/ J. GREG NESS
J. Greg Ness
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. GREG NESS J. Greg Ness	President and Chief Executive Officer (Principal Executive Officer) Director	February 25, 2011

/s/ FLOYD F. CHADEE Floyd F. Chadee	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ ROBERT M. ERICKSON Robert M. Erickson	Vice President and Controller (Principal Accounting Officer)	February 25, 2011

* Eric E. Parsons	Chairman	February 14, 2011

* Virginia L. Anderson	Director	February 14, 2011

* Frederick W. Buckman	Director	February 14, 2011

* Stanley R. Fallis	Director	February 14, 2011

* Peter O. Kohler, MD	Director	February 14, 2011

* Duane C. McDougall	Director	February 14, 2011

* George J. Puentes	Director	February 14, 2011

* Mary F. Sammons	Director	February 14, 2011

* E. Kay Stepp	Director	February 14, 2011

* Michael G. Thorne	Director	February 14, 2011

* Ronald E. Timpe	Director	February 14, 2011

*By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee, as Attorney-in-fact

2010 ANNUAL REPORT	127

EXHIBITS INDEX

Number	Name	Method of Filing
3.1	Articles of Incorporation of StanCorp Financial Group, Inc., as amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q, dated August 3, 2010, and incorporated herein by this reference
3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference
4.1	Form of Rights Agreement	Filed as Exhibit 10.2 on the Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference
4.2	Form of Indenture Relating to Senior Debt Securities	Filed as Exhibit 4 (c) on the Registrant’s Form S-3, dated July 3, 2002, and incorporated herein by this reference
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002	Filed as Exhibit 4.1 on the Registrant’s Form 8-K, dated September 25, 2002, and incorporated herein by this reference
4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association	Filed as Exhibit 4.1 on Registrant’s 8-K, dated May 30, 2007, and incorporated herein by this reference
4.5	Replacement Capital Covenant dated May 29, 2007, for the benefit of holders of the Company’s 6.875% Senior Notes due 2012	Filed as Exhibit 4.2 on Registrant’s 8-K, dated May 30, 2007, and incorporated herein by this reference
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed as Exhibit 10.3 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.3 on the Registrant’s Form 10-K, dated March 14, 2000, and incorporated herein by this reference
10.4	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.5 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.5	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement	Filed as Exhibit 10.3 on the Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference
10.6	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement	Filed as Exhibit 10.6 on Registrant’s Form 10-K, dated February 27, 2008, and incorporated herein by this reference
10.7	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.1 on Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference

128	STANCORP FINANCIAL GROUP, INC.

Number	Name	Method of Filing
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement	Filed as Exhibit 10.3 on the Registrant’s Form 8-K, dated January 6, 2005, and incorporated herein by this reference

10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers	Filed as Exhibit 10.9 on the Registrant’s Form 10-K dated February 25, 2009, and incorporated herein by this reference

10.10	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors	Filed as Exhibit 10.4 on the Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference

10.11	StanCorp Financial Group, Inc. Short-Term Incentive Plan	Filed as Exhibit 10.11 on the Registrant’s Form 10-K dated February 25, 2010, and incorporated herein by this reference

10.12	Acquisition Agreement by and between Minnesota Life Insurance Company and Standard Insurance Company Dated December 1, 2000	Filed as Exhibit 2 on Registrant’s Form 10-K, dated March 14, 2001, and incorporated herein by this reference

10.13	100% Coinsurance Agreement Between Protective Life Insurance Company and Standard Insurance Company Dated November 6, 2000	Filed as Exhibit 2 on Registrant’s Form 10-Q, dated May 14, 2001, and incorporated herein by this reference

10.14	Purchase and Sale Agreement by and between Teachers Insurance and Annuity Association of America and Standard Insurance Company dated May 29, 2002	Filed as exhibit 10.17 on Registrant’s Form 10-K, dated March 14, 2003, and incorporated herein by this reference

10.15	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement	Filed as Exhibit 10.15 on Registrant’s Form 10-K, dated February 27, 2008, and incorporated herein by this reference

10.16	Group Disability Income Reinsurance Agreement between The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin) and Standard Insurance Company (Portland, Oregon)	Filed as Exhibit 10.20 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference

10.17	Amendment to Group Disability Income Reinsurance Agreement between Standard Insurance Company (Portland, Oregon) and The Northwestern Mutual Life Insurance Company (Milwaukee, Wisconsin)	Filed as Exhibit 10.22 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference

10.18	Form of Executive Officer and Director Indemnity Agreement	Filed as Exhibit 10.25 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference

2010 ANNUAL REPORT	129

Number	Name	Method of Filing
10.19	Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000	Filed as Exhibit 10.1 on the Registrant’s Form 8-K, dated June 16, 2006, and incorporated herein by this reference

10.20	Form of Change of Control Agreement, as amended	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated December 15, 2010, and incorporated herein by this reference

10.21	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period)	Filed herewith

10.22	Credit Agreement Extension Dated as of May 9, 2007, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated May 9, 2007, and incorporated herein by this reference

10.23	Credit Agreement Extension Dated as of June 15, 2008, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $165,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated June 15, 2008, and incorporated herein by this reference

10.25	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment	Filed as Exhibit 10.1 on Registrant’s Form 10-Q, dated November 4, 2008, and incorporated herein by this reference

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Business Conduct and Ethics for the Board of Directors	Filed as Exhibit 14.1 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

14.2	Code of Ethics for Senior Officers	Filed as Exhibit 14.2 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

14.3	Guide to Business Conduct	Filed as Exhibit 14.3 on Registrant’s Form 10-K, dated February 25, 2010, and incorporated herein by this reference

21	Subsidiaries of the Registrant	Filed herewith

130	STANCORP FINANCIAL GROUP, INC.

Number	Name	Method of Filing
23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	StanCorp Financial Group, Inc. Corporate Governance Guidelines dated February 12, 2007	Filed as Exhibit 99.1 on Registrant’s Form 8-K, dated February 16, 2007, and incorporated herein by this reference

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

2010 ANNUAL REPORT	131