Form 10-Q
period 2011-03-31
STANCORP FINANCIAL GROUP INC
filed 2011-05-04
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 22, 2011, there were 45,234,946 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM  1: FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in millions—except share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Premiums	$533.8	$507.5
Administrative fees	29.4	28.3
Net investment income	157.0	149.9
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.9)	—
All other net capital losses	(1.6)	(7.0)

Total net capital losses	(2.5)	(7.0)

Total revenues	717.7	678.7

Benefits and expenses:
Benefits to policyholders	440.1	382.4
Interest credited	40.4	39.6
Operating expenses	118.3	114.8
Commissions and bonuses	58.8	54.9
Premium taxes	9.4	9.1
Interest expense	9.7	9.7
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(9.1)	(7.6)

Total benefits and expenses	667.6	602.9

Income before income taxes	50.1	75.8
Income taxes	16.4	26.1

Net income	33.7	49.7

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities—available-for-sale:
Net unrealized capital gains (losses) on securities—available-for-sale	(9.0)	39.1
Reclassification adjustment for net capital gains included in net income	(2.8)	(2.6)
Employee benefit plans:
Prior service credit (cost) and net losses arising during the period, net	1.5	(2.5)
Reclassification adjustment for amortization to net periodic pension cost, net	0.8	0.9

Total other comprehensive income (loss), net of tax	(9.5)	34.9

Comprehensive income	$24.2	$84.6

Net income per common share:
Basic	$0.73	$1.05
Diluted	0.73	1.04
Weighted-average common shares outstanding:
Basic	45,933,253	47,402,609
Diluted	46,190,915	47,679,206

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2011	December 31, 2010
A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,081.0 and $6,023.0)	$6,444.5	$6,419.1
Commercial mortgage loans, net	4,615.0	4,513.6
Real estate, net	222.0	210.6
Policy loans	3.2	3.3

Total investments	11,284.7	11,146.6
Cash and cash equivalents	86.5	152.0
Premiums and other receivables	114.6	101.9
Accrued investment income	114.9	110.8
Amounts recoverable from reinsurers	940.5	938.3
Deferred acquisition costs, value of business acquired and other intangible assets, net	372.1	357.1
Goodwill	36.0	36.0
Property and equipment, net	107.9	111.5
Other assets	67.5	101.7
Separate account assets	5,056.5	4,787.4

Total assets	$18,181.2	$17,843.3

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Future policy benefits and claims	$5,531.5	$5,502.3
Other policyholder funds	4,692.6	4,627.8
Deferred tax liabilities, net	53.1	58.3
Short-term debt	1.8	2.2
Long-term debt	551.6	551.9
Other liabilities	392.4	401.3
Separate account liabilities	5,056.5	4,787.4

Total liabilities	16,279.5	15,931.2

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 45,384,126 and 46,159,387 shares issued at March 31, 2011 and December 31, 2010, respectively	123.6	158.2
Accumulated other comprehensive income	151.4	160.9
Retained earnings	1,626.7	1,593.0

Total shareholders’ equity	1,901.7	1,912.1

Total liabilities and shareholders’ equity	$18,181.2	$17,843.3

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2010	47,744,524	$220.4	$71.4	$1,443.6	$1,735.4
Net income	—	—	—	189.0	189.0
Other comprehensive income, net of tax	—	—	89.5	—	89.5
Common stock:
Repurchased	(2,034,200)	(81.8)	—	—	(81.8)
Issued to directors	14,823	0.6	—	—	0.6
Issued under employee stock plans, net	434,240	19.0	—	—	19.0
Dividends declared on common stock	—	—	—	(39.6)	(39.6)

Balance, December 31, 2010	46,159,387	158.2	160.9	1,593.0	1,912.1

Net income	—	—	—	33.7	33.7
Other comprehensive loss, net of tax	—	—	(9.5)	—	(9.5)
Common stock:
Repurchased	(852,300)	(38.7)	—	—	(38.7)
Issued to directors	—	0.1	—	—	0.1
Issued under employee stock plans, net	77,039	4.0	—	—	4.0

Balance, March 31, 2011	45,384,126	$123.6	$151.4	$1,626.7	$1,901.7

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2011	2010
Operating:
Net income	$33.7	$49.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	2.5	7.0
Depreciation and amortization	34.6	32.5
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(29.9)	(25.3)
Deferred income taxes	1.8	(2.4)
Changes in other assets and liabilities:
Receivables and accrued income	(18.9)	4.6
Future policy benefits and claims	35.9	6.0
Other, net	11.0	(7.6)

Net cash provided by operating activities	70.7	64.5

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	313.1	156.0
Proceeds from sale or repayment of commercial mortgage loans	83.4	101.0
Proceeds from sale of real estate	12.0	—
Acquisition of fixed maturity securities—available-for-sale	(365.4)	(218.4)
Acquisition or origination of commercial mortgage loans	(199.6)	(141.1)
Acquisition of real estate	(3.8)	(0.3)
Acquisition of property and equipment, net	(4.0)	(3.5)

Net cash used in investing activities	(164.3)	(106.3)

Financing:
Policyholder fund deposits	509.4	400.7
Policyholder fund withdrawals	(444.6)	(349.8)
Short-term debt	(0.4)	(0.1)
Long-term debt	(0.3)	(0.3)
Issuance of common stock	2.7	4.3
Repurchases of common stock	(38.7)	(22.0)

Net cash provided by financing activities	28.1	32.8

Decrease in cash and cash equivalents	(65.5)	(9.0)
Cash and cash equivalents, beginning of period	152.0	108.3

Cash and cash equivalents, end of period	$86.5	$99.3

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$43.6	$42.0
Income taxes	3.7	0.2
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	5.2	1.1

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

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group long term and short term disability insurance, group life and AD&D insurance, group dental insurance and individual disability insurance in New York.

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

StanCorp Real Estate, LLC (“StanCorp Real Estate”) is a property management company that owns and manages the Hillsboro, Oregon home office properties and other properties held for investment and held for sale. StanCorp Real Estate also manages the Portland, Oregon home office properties.

Standard Management, Inc. owns and manages certain real estate properties held for sale.

Adaptu, LLC provides an online service to help members plan and manage their financial lives.

StanCorp and Standard hold interests in low-income housing tax credit investments. These interests do not meet the requirements for consolidation under existing accounting standards, and thus the Company’s interests in the low-income housing tax credit investments are accounted for under the equity method of accounting. The total investment in these interests was $80.5 million and $57.5 million at March 31, 2011 and December 31, 2010, respectively.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2011, and for the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. Interim results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. This report should be read in conjunction with the Company’s 2010 annual report on Form 10-K.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended March 31,
	2011	2010
Net income (in millions)	$33.7	$49.7

Basic weighted-average common shares outstanding	45,933,253	47,402,609
Stock options	253,648	269,343
Stock awards	4,014	7,254

Diluted weighted-average common shares outstanding	46,190,915	47,679,206

Net income per common share:
Net income per basic common share	$0.73	$1.05
Net income per diluted common share	0.73	1.04
Antidilutive shares not included in net income per diluted common share calculation	918,105	1,131,662

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. The maximum number of shares of common stock that may be issued under the 2002 Plan is 4.8 million shares. As of March 31, 2011, 3.5 million shares or options for shares have been issued under the 2002 Plan. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 2.0 million shares authorized for this plan, 0.3 million shares remain available at March 31, 2011.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Compensation cost	$1.6	$1.5
Related income tax benefit	0.6	0.5

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

The Company granted 205,155 and 215,254 options for the first quarters of 2011 and 2010, respectively, at a weighted-average exercise price of $45.85 and $41.61, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first quarters of 2011 and 2010 was $17.67 and $15.95, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At March 31, 2011, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $8.3 million. This compensation cost will be recognized over the next four years.

Stock Award Grants

The Company grants performance-based stock awards (“Performance Shares”) to designated senior officers. The payout for these awards is based on the Company’s financial performance over a three-year period. Performance Share grants represent the maximum number of shares of StanCorp common stock issuable to the designated senior officers. The actual number of shares issued at the end of the performance period is based on satisfaction of employment and Company financial performance conditions, with a portion of the shares withheld to cover required tax withholding. Under the 2002 Plan, the Company had 0.7 million shares available for issuance as stock award grants at March 31, 2011.

The Company granted 116,978 and 64,790 Performance Shares for the first quarters of 2011 and 2010, respectively.

The Company issued 4,906 and 10,276 shares of StanCorp common stock for the first quarters of 2011 and 2010, respectively, to redeem Performance Shares that vested following the 2010 and 2009 performance periods, net of Performance Shares withheld to cover the required taxes.

The fair value of the Performance Shares is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $9.8 million in additional compensation cost would be recognized through 2013. The target or expected payout is 70% of the maximum Performance Shares for the 2011 and 2012 performance periods and 50% of the maximum Performance Shares for the 2013 performance period. A target or expected payout for these periods would result in approximately $5.8 million of additional compensation cost through 2013. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Director Stock Grants

In addition to annual stock option grants, each director who is not an employee of the Company receives annual compensation of StanCorp common stock with a fair value equal to $50,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting.

Employee Share Purchase Plan

The Company’s ESPP allows eligible employees to purchase StanCorp common stock at 85% of the lesser of the closing market price of StanCorp common stock on either the commencement or the final date of each six-month offering period. Under the terms of the plan, each eligible employee may elect to have up to 10% of the employee’s gross total cash compensation for the period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year.

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Compensation cost	$0.5	$0.3
Related income tax benefit	0.2	0.1

4.	RETIREMENT BENEFITS

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

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Components of net periodic benefit cost:
Service cost	$2.5	$2.4
Interest cost	4.5	4.2
Expected return on plan assets	(5.6)	(5.1)
Amortization of prior service cost	0.2	0.2
Amortization of net actuarial loss	0.9	1.1

Net periodic benefit cost	2.5	2.8

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net actuarial loss	(0.9)	(1.1)

Total recognized in other comprehensive income	(1.1)	(1.3)

Total recognized in net periodic benefit cost and other comprehensive income	$1.4	$1.5

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan is limited to employees who had reached the age of 40, or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is frozen for new participants.

The Company recognizes the funded or underfunded status of the postretirement benefit plan, as an asset or liability on the balance sheet. The funded or unfunded status is measured as the difference between the fair value of the plan assets and the accumulated benefit obligation.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive loss for postretirement benefits:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Components of net periodic benefit cost:
Service cost	$—	$0.1
Interest cost	0.5	0.3
Expected return on plan assets	(0.2)	(0.1)
Amortization of prior service cost	—	0.1
Amortization of net actuarial gain	—	(0.1)

Net periodic benefit cost	0.3	0.3

Other changes in plan assets and benefit obligation recognized in other comprehensive loss:
Net loss	2.3	—
Amortization of prior service cost	—	(0.1)
Amortization of net actuarial gain	—	0.1

Total recognized in other comprehensive loss	2.3	—

Total recognized in net periodic benefit cost and other comprehensive loss	$2.6	$0.3

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for the first quarters of 2011 and 2010 were $3.1 million and $2.9 million, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.5 million at March 31, 2011 and December 31, 2010.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $27.0 million and $26.7 million at March 31, 2011 and December 31, 2010, respectively. Expenses were $0.7 million for the first quarters of 2011 and 2010. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income was $0.1 million for the first quarters of 2011 and 2010.

5.	SEGMENTS

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Subsidiaries, or operating segments, have been aggregated to form our reportable segments. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. The Asset Management segment offers full-service 401(k) plans,

403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses related to the impairment or the disposition of the Company’s invested assets and adjustments made in consolidation.

Intersegment revenues are comprised of administrative fee revenues charged by the Asset Management segment to manage the fixed maturity securities—available-for-sale (“fixed maturity securities”) and commercial mortgage loan portfolios for the Company’s insurance subsidiaries.

The following table sets forth intersegment revenues:

	Three Months Ended March 31,
	2011	2010
	(In millions)

Intersegment administrative fee revenues	$3.9	$3.6

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$221.6	$205.0
Group long term disability	200.1	200.8
Group short term disability	51.4	50.7
Group other	19.8	20.3
Experience rated refunds	(4.5)	(10.9)

Total group insurance	488.4	465.9
Individual disability insurance	42.1	40.5

Total Insurance Services premiums	530.5	506.4

Asset Management:
Retirement plans	0.7	—
Individual annuities	2.6	1.1

Total Asset Management premiums	3.3	1.1

Total premiums	$533.8	$507.5

Administrative fees:
Insurance Services:
Group insurance	$2.6	$1.9
Individual disability insurance	0.1	0.1

Total Insurance Services administrative fees	2.7	2.0

Asset Management:
Retirement plans	23.0	22.8
Other financial services businesses	7.6	7.1

Total Asset Management administrative fees	30.6	29.9

Other	(3.9)	(3.6)

Total administrative fees	$29.4	$28.3

Net investment income:
Insurance Services:
Group insurance	$71.3	$71.1
Individual disability insurance	13.1	12.9

Total Insurance Services net investment income	84.4	84.0

Asset Management:
Retirement plans	22.4	21.6
Individual annuities	44.3	35.8
Other financial services businesses	2.9	3.9

Total Asset Management net investment income	69.6	61.3

Other	3.0	4.6

Total net investment income	$157.0	$149.9

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three Months Ended March 31, 2011
Revenues:
Premiums	$530.5	$3.3	$—	$533.8
Administrative fees	2.7	30.6	(3.9)	29.4
Net investment income	84.4	69.6	3.0	157.0
Net capital losses	—	—	(2.5)	(2.5)

Total revenues	617.6	103.5	(3.4)	717.7

Benefits and expenses:
Benefits to policyholders	434.3	5.8	—	440.1
Interest credited	1.0	39.4	—	40.4
Operating expenses	86.5	29.4	2.4	118.3
Commissions and bonuses	50.5	8.3	—	58.8
Premium taxes	9.4	—	—	9.4
Interest expense	—	—	9.7	9.7
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(10.6)	1.5	—	(9.1)

Total benefits and expenses	571.1	84.4	12.1	667.6

Income (loss) before income taxes	$46.5	$19.1	$(15.5)	$50.1

Total assets	$7,864.5	$10,012.6	$304.1	$18,181.2

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three Months Ended March 31, 2010
Revenues:
Premiums	$506.4	$1.1	$—	$507.5
Administrative fees	2.0	29.9	(3.6)	28.3
Net investment income	84.0	61.3	4.6	149.9
Net capital losses	—	—	(7.0)	(7.0)

Total revenues	592.4	92.3	(6.0)	678.7

Benefits and expenses:
Benefits to policyholders	378.1	4.3	—	382.4
Interest credited	1.1	38.5	—	39.6
Operating expenses	85.2	30.3	(0.7)	114.8
Commissions and bonuses	48.4	6.5	—	54.9
Premium taxes	9.1	—	—	9.1
Interest expense	—	—	9.7	9.7
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(8.1)	0.5	—	(7.6)

Total benefits and expenses	513.8	80.1	9.0	602.9

Income (loss) before income taxes	$78.6	$12.2	$(15.0)	$75.8

Total assets	$7,578.7	$8,986.6	$335.1	$16,900.4

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	The income approach, which uses the present value of cash flows or earnings.

•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following table sets forth the estimated fair value and the carrying value of each financial instrument:

	March 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$442.5	$442.5	$415.9	$415.9
U.S. state and political subdivision bonds	180.9	180.9	209.1	209.1
Foreign government bonds	67.8	67.8	69.6	69.6
Corporate bonds	5,739.1	5,739.1	5,711.2	5,711.2
S&P 500 Index options	14.2	14.2	13.3	13.3

Total fixed maturity securities	$6,444.5	$6,444.5	$6,419.1	$6,419.1

Commercial mortgage loans, net	$4,943.1	$4,615.0	$4,739.7	$4,513.6
Policy loans	3.2	3.2	3.3	3.3
Separate account assets	5,056.5	5,056.5	4,787.4	4,787.4

Liabilities:
Total other policyholder funds, investment type contracts	$4,145.5	$4,059.3	$4,186.2	$4,010.1
Index-based interest guarantees	50.8	50.8	48.5	48.5
Long-term debt	579.8	551.6	558.2	551.9

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

For policy loans, the carrying value represents historical cost but approximates fair value. While potentially financial instruments, policy loans are an integral component of the insurance contract and have no maturity date.

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

The fair value for long-term debt was predominantly based on quoted market prices as of March 31, 2011 and December 31, 2010 and trades occurring close to March 31, 2011 and December 31, 2010.

Financial Instruments Measured and Recorded at Fair Value

Fixed maturity securities, Standard & Poor’s (“S&P”) 500 Index call options (“S&P 500 Index options”) and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) are recorded at fair value on a recurring basis. In the Company’s consolidated statements of income and comprehensive income (loss), unrealized gains and losses are reported in other comprehensive income for fixed maturity securities, in net investment income for S&P 500 Index options and in interest credited for index-based interest guarantees.

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

The Company uses an independent pricing service to assist management in determining the fair value of these assets. The pricing service incorporates a variety of information observable in the market in its valuation techniques, including:

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

External valuations are validated by the Company at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company utilizes discounted cash flow models or performs independent valuations of inputs and assumptions similar to those used by the pricing service. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of March 31, 2011 or December 31, 2010.

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

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$442.5	$—	$441.6	$0.9
U.S. state and political subdivision bonds	180.9	—	179.5	1.4
Foreign government bonds	67.8	—	67.8	—
Corporate bonds	5,739.1	—	5,683.1	56.0
S&P 500 Index options	14.2	—	—	14.2

Total fixed maturity securities	$6,444.5	$—	$6,372.0	$72.5

Separate account assets	$5,056.5	$4,842.9	$213.6	$—

Liabilities:
Index-based interest guarantees	$50.8	$—	$—	$50.8

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$415.9	$—	$415.0	$0.9
U.S. state and political subdivision bonds	209.1	—	207.4	1.7
Foreign government bonds	69.6	—	69.6	—
Corporate bonds	5,711.2	—	5,652.2	59.0
S&P 500 Index options	13.3	—	—	13.3

Total fixed maturity securities	$6,419.1	$—	$6,344.2	$74.9

Separate account assets	$4,787.4	$4,586.4	$201.0	$—

Liabilities:
Index-based interest guarantees	$48.5	$—	$—	$48.5

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended March 31, 2011
	Assets					Liabilities
	U.S.	U.S. State				Index-
	Government	and Political		S&P 500		Based
	and Agency	Subdivision	Corporate	Index	Total	Interest
	Bonds	Bonds	Bonds	Options	Assets	Guarantees
	(In millions)
Beginning asset (liability) balance	$0.9	$1.7	$59.0	$13.3	$74.9	$(48.5)
Total realized/unrealized gains (losses):
Included in net income	—	—	—	3.0	3.0	(2.0)
Included in other comprehensive income (loss)	—	0.1	(2.2)	—	(2.1)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.3	2.3	—
Issuances	—	—	—	—	—	(0.6)
Sales	—	—	(0.8)	—	(0.8)	—
Settlements	—	—	—	(4.4)	(4.4)	0.3
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	(0.4)	—	—	(0.4)	—

Ending asset (liability) balance	$0.9	$1.4	$56.0	$14.2	$72.5	$(50.8)

	Three Months Ended March 31, 2010
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning asset (liability) balance	$7.5	$1.7	$68.4	$8.6	$86.2	$(40.4)
Total realized/unrealized gains (losses):
Included in net income	—	—	—	1.7	1.7	(2.4)
Included in other comprehensive income (loss)	0.3	—	(3.0)	—	(2.7)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.0	2.0	—
Issuances	—	—	—	—	—	(1.0)
Sales	—	—	—	—	—	—
Settlements	—	—	—	(2.2)	(2.2)	0.1
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(2.4)	—	(1.8)	—	(4.2)	—

Ending asset (liability) balance	$5.4	$1.7	$63.6	$10.1	$80.8	$(43.7)

As shown in the tables above, fixed maturity securities were transferred out of Level 3 into Level 2 for the first quarters of 2011 and 2010 as the Company was able to obtain and validate pricing for these investments. There were no significant transfers between Level 1 and Level 2 for the first quarters of 2011 and 2010.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Assets:
S&P 500 Index options	$2.6	$1.7
Liabilities:
Index-based interest guarantees	$(2.7)	$(2.8)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded in other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded as interest credited.

Certain assets and liabilities are measured at fair value on a nonrecurring basis such as impaired commercial mortgage loans with specific allowances for losses and real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”). The impaired commercial mortgage loans and real estate owned are valued using Level 3 measurements. These Level 3 inputs are reviewed for reasonableness by management and evaluated on a quarterly basis. The commercial mortgage loan measurements include valuation of the market value of the asset using general underwriting procedures and appraisals. Real estate owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as independent appraisals are received.

The following table sets forth the assets measured at fair value on a nonrecurring basis during the first quarter of 2011 that the Company continued to hold:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	(In millions)
Commercial mortgage loans	$44.2	$—	$—	$44.2
Real estate owned	26.3	—	—	26.3

Total assets measured at fair value on a nonrecurring basis	$70.5	$—	$—	$70.5

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $68.1 million were written down to their fair value of $44.2 million, less selling costs, at March 31, 2011. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $23.9 million at March 31, 2011. The real estate owned measured on a nonrecurring basis during the first quarter of 2011 and still held at March 31, 2011 had capital losses totaling $1.5 million for the first quarter of 2011. See “Note 7—Investments—Commercial Mortgage Loans” for further disclosures regarding the commercial mortgage loan loss allowance.

The following table sets forth the assets measured at fair value on a nonrecurring basis during the first quarter of 2010 that the Company continued to hold:

	March 31, 2010
	Total	Level 1	Level 2	Level 3
	(In millions)
Commercial mortgage loans	$124.2	$—	$—	$124.2
Real estate owned	2.5	—	—	2.5

Total assets measured at fair value on a nonrecurring basis	$126.7	$—	$—	$126.7

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
U.S. government and agency bonds	$402.5	$40.1	$0.1	$442.5
U.S. state and political subdivision bonds	177.5	5.2	1.8	180.9
Foreign government bonds	62.0	5.9	0.1	67.8
Corporate bonds	5,424.8	334.4	20.1	5,739.1
S&P 500 Index options	14.2	—	—	14.2

Total fixed maturity securities	$6,081.0	$385.6	$22.1	$6,444.5

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
U.S. government and agency bonds	$374.4	$41.5	$—	$415.9
U.S. state and political subdivision bonds	203.3	8.0	2.2	209.1
Foreign government bonds	63.2	6.5	0.1	69.6
Corporate bonds	5,368.8	359.8	17.4	5,711.2
S&P 500 Index options	13.3	—	—	13.3

Total fixed maturity securities	$6,023.0	$415.8	$19.7	$6,419.1

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:
	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)

Due in one year or less	$515.6	$525.7	$591.0	$600.9
Due after one year through five years	2,553.3	2,716.6	2,563.9	2,735.0
Due after five years through ten years	2,094.8	2,228.1	1,926.3	2,078.5
Due after ten years	917.3	974.1	941.8	1,004.7

Total fixed maturity securities	$6,081.0	$6,444.5	$6,023.0	$6,419.1

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds without make-whole provisions represented 2.8%, or $177.9 million, of our fixed maturity securities portfolio at March 31, 2011. At March 31, 2011, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2011
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
U.S. government and agency bonds	2	$0.1	2	$0.1	—	$—
U.S. state and political subdivision bonds	31	1.8	31	1.8	—	—
Foreign government bonds	2	0.1	2	0.1	—	—
Corporate bonds	467	20.1	439	18.8	28	1.3

Total	502	$22.1	474	$20.8	28	$1.3

Fair market value of securities with unrealized losses:
U.S. government and agency bonds	2	$5.0	2	$5.0	—	$—
U.S. state and political subdivision bonds	31	42.7	31	42.7	—	—
Foreign government bonds	2	1.9	2	1.9	—	—
Corporate bonds	467	681.8	439	657.7	28	24.1

Total	502	$731.4	474	$707.3	28	$24.1

	December 31, 2010
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
U.S. state and political subdivision bonds	37	$2.2	33	$2.0	4	$0.2
Foreign government bonds	2	0.1	2	0.1	—	—
Corporate bonds	433	17.4	347	14.9	86	2.5

Total	472	$19.7	382	$17.0	90	$2.7

Fair market value of securities with unrealized losses:
U.S. state and political subdivision bonds	37	$51.7	33	$46.7	4	$5.0
Foreign government bonds	2	1.9	2	1.9	—	—
Corporate bonds	433	487.5	347	448.9	86	38.6

Total	472	$541.1	382	$497.5	90	$43.6

The unrealized losses on the investment securities set forth above were primarily due to increases in market interest rates subsequent to their purchase by the Company. Additionally, unrealized losses have been affected by overall economic factors. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to reasons of credit quality or to any company or industry specific event. Based on management’s evaluation of the securities and the Company’s intent to hold the securities, and as it is unlikely that the Company will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary.

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At March 31, 2011, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,244.8	48.6%	$2,186.4	48.4%
Office	869.4	18.8	855.2	18.9
Industrial	861.8	18.7	829.0	18.4
Hotel/motel	302.2	6.6	301.8	6.7
Commercial	165.9	3.6	179.5	4.0
Apartment and other	170.9	3.7	161.7	3.6

Total commercial mortgage loans	$4,615.0	100.0%	$4,513.6	100.0%

Geographic region:
Pacific	$1,601.7	34.7%	$1,558.5	34.5%
South Atlantic	852.0	18.5	838.9	18.6
Mountain	544.6	11.8	541.1	12.0
West South Central	574.4	12.4	547.2	12.1
East North Central	348.0	7.5	350.4	7.8
Middle Atlantic	262.9	5.7	257.1	5.7
West North Central	174.5	3.8	165.5	3.7
East South Central	131.4	2.9	129.0	2.8
New England	125.5	2.7	125.9	2.8

Total commercial mortgage loans	$4,615.0	100.0%	$4,513.6	100.0%

U.S. state:
California	$1,269.7	27.5%	$1,236.1	27.4%
Texas	518.7	11.2	495.8	11.0
Georgia	265.8	5.8	268.3	5.9
Florida	250.5	5.4	240.2	5.3
Other	2,310.3	50.1	2,273.2	50.4

Total commercial mortgage loans	$4,615.0	100.0%	$4,513.6	100.0%

Through its concentration of commercial mortgage loans in California, the Company is exposed to potential losses from an economic downturn in California as well as certain catastrophes, such as earthquakes and fires that may affect certain areas of the western region. Borrowers are required to maintain fire insurance coverage to provide reimbursement for any losses due to fire. Management diversifies the commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of the California-based commercial mortgage loans has been substantially below the industry average and consistent with the Company’s experience in other states. The Company does not require earthquake insurance for the properties when it underwrites new loans. However, management does consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. The Company does not expect a catastrophe or earthquake damage in the western region to have a material adverse effect on its business, financial position, results of operations or cash flows. Currently, the Company’s California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. There is a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. Due to the concentration of commercial mortgage loans in California, a continued economic decline in California could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The carrying value of commercial mortgage loans represents the outstanding principal balance less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general and a specific loan loss allowance.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$36.1	$19.6
Provision	8.7	11.1
Charge-offs, net	(5.4)	(1.4)

Ending balance	$39.4	$29.3

Specific loan loss allowance	$23.9	$17.1
General loan loss allowance	15.5	12.2

Total commercial mortgage loan loss allowance	$39.4	$29.3

The decrease in the provision for the commercial mortgage loan loss allowance for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to decreases in the provision on restructured and 60 day delinquent commercial mortgage loans during the first quarter of 2011. Restructured commercial mortgage loans totaled $82.9 million and $76.6 million at March 31, 2011 and December 31, 2010, respectively. The increase to charge-offs for the first quarter of 2011 compared to the first quarter of 2010 was primarily related to an increase in foreclosures and the acceptance of deeds in lieu of foreclosure on commercial mortgage loans during the first quarter of 2011.

The following table sets forth the recorded investment in commercial mortgage loans:

	March 31, 2011	December 31, 2010
	(In millions)
Commercial mortgage loans collectively evaluated for impairment	$4,563.6	$4,467.4
Commercial mortgage loans individually evaluated for impairment	90.8	82.3
Commercial mortgage loan loss allowance	(39.4)	(36.1)

Total commercial mortgage loans	$4,615.0	$4,513.6

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

The following table sets forth performing and nonperforming commercial mortgage loans by property type:

	March 31, 2011
	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total

	(In millions)
Performing commercial mortgage loans	$2,233.9	$859.8	$851.5	$302.2	$161.5	$169.5	$4,578.4
Nonperforming commercial mortgage loans	10.9	9.6	10.3	—	4.4	1.4	36.6

Total commercial mortgage loans	$2,244.8	$869.4	$861.8	$302.2	$165.9	$170.9	$4,615.0

	December 31, 2010
	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total

	(In millions)
Performing commercial mortgage loans	$2,175.3	$847.8	$817.7	$301.8	$174.8	$161.2	$4,478.6
Nonperforming commercial mortgage loans	11.1	7.4	11.3	—	4.7	0.5	35.0

Total commercial mortgage loans	$2,186.4	$855.2	$829.0	$301.8	$179.5	$161.7	$4,513.6

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$9.8	$9.8	$—	$1.4
Office	4.7	4.7	—	3.1
Industrial	2.3	2.3	—	1.1
Hotel/motel	5.9	5.9	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	22.7	22.7	—	5.6

With specific loan loss allowances:
Retail	33.0	33.0	10.5	14.9
Office	16.2	16.2	5.5	11.4
Industrial	10.6	10.6	4.7	9.5
Commercial	7.4	7.4	3.0	7.4
Apartment and other	0.9	0.9	0.2	0.7

Total impaired commercial mortgage loans with specific loan loss allowances	68.1	68.1	23.9	43.9

Total impaired commercial mortgage loans	$90.8	$90.8	$23.9	$49.5

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$6.8	$6.8	$—	$0.4
Office	2.3	2.3	—	1.1
Industrial	3.0	3.0	—	3.0
Hotel/motel	5.9	5.9	—	5.9

Total impaired commercial mortgage loans without specific loan loss allowances	18.0	18.0	—	10.4

With specific loan loss allowances:
Retail	34.4	34.4	10.4	21.5
Office	11.2	11.2	2.5	6.9
Industrial	10.8	10.8	4.6	10.8
Commercial	7.4	7.4	2.8	6.5
Apartment and other	0.5	0.5	0.1	0.2

Total impaired commercial mortgage loans with specific loan loss allowances	64.3	64.3	20.4	45.9

Total impaired commercial mortgage loans	$82.3	$82.3	$20.4	$56.3

The increase in the impaired commercial mortgage loans at March 31, 2011 compared to December 31, 2010 was primarily due to an increase in restructured commercial mortgage loans. As of March 31, 2011 and December 31, 2010, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Average recorded investment	$86.6	$86.3

Interest Income

The Company records interest income in net investment income and continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is put on non-accrual status. For loans that are less than 90 days delinquent, management may reverse interest income and the accrued interest receivable if there is a question on the collectability of the interest. Interest income on loans in the 90-day delinquent category is recognized in the period the cash is collected. The Company resumes the recognition of interest income when the loan becomes less than 90 days delinquent and management determines it is probable that the loan will remain performing.

The amount of interest income recognized on impaired commercial mortgage loans was $1.2 million and $1.9 million for the first quarters of 2011 and 2010, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $0.7 million and $1.9 million for the first quarters of 2011 and 2010, respectively.

The following table sets forth the aging of commercial mortgage loans by property type:

	March 31, 2011
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current	Total Commercial Mortgage Loans
	(In millions)
Commercial mortgage loans:
Retail	$4.1	$—	$4.5	$8.6	$(1.7)	$2,237.9	$2,244.8
Office	1.8	1.8	2.1	5.7	(0.8)	864.5	869.4
Industrial	5.8	1.3	7.2	14.3	(1.4)	848.9	861.8
Hotel/motel	—	—	—	—	—	302.2	302.2
Commercial	—	—	1.2	1.2	(0.8)	165.5	165.9
Apartment and other	—	—	1.5	1.5	(0.2)	169.6	170.9

Total commercial mortgage loans	$11.7	$3.1	$16.5	$31.3	$(4.9)	$4,588.6	$4,615.0

	December 31, 2010
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current	Total Commercial Mortgage Loans
	(In millions)
Commercial mortgage loans:
Retail	$7.2	$—	$5.5	$12.7	$(1.9)	$2,175.6	$2,186.4
Office	5.0	1.5	3.2	9.7	(1.0)	846.5	855.2
Industrial	4.8	2.1	5.5	12.4	(0.9)	817.5	829.0
Hotel/motel	—	—	—	—	—	301.8	301.8
Commercial	—	—	1.2	1.2	(0.6)	178.9	179.5
Apartment and other	0.9	0.4	0.2	1.5	(0.1)	160.3	161.7

Total commercial mortgage loans	$17.9	$4.0	$15.6	$37.5	$(4.5)	$4,480.6	$4,513.6

The Company closely monitors all past due commercial mortgage loans; additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $19.6 million at March 31, 2011 and December 31, 2010. The Company’s current level of past due commercial mortgage loans is higher than its historical levels due to the current macroeconomic challenges. Overall, 60 day delinquencies were 0.42% of the commercial mortgage loan portfolio at March 31, 2011, compared to 0.43% at December 31, 2010.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Bonds	$84.4	$80.9
S&P 500 Index options	3.0	1.7

Total fixed maturity securities	87.4	82.6
Commercial mortgage loans	73.5	69.6
Real estate	(0.4)	1.1
Other	2.1	1.6

Gross investment income	162.6	154.9
Investment expenses	(5.6)	(5.0)

Net investment income	$157.0	$149.9

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Gains:
Fixed maturity securities	$4.5	$4.6
Commercial mortgage loans	0.1	0.3
Real estate investments	5.5	—
Real estate owned	0.2	—

Gross capital gains	10.3	4.9

Losses:
Fixed maturity securities	(1.0)	(0.6)
Provision for commercial mortgage loan losses	(8.7)	(10.9)
Real estate investments	(0.2)	—
Real estate owned	(2.7)	(0.3)
Other	(0.2)	(0.1)

Gross capital losses	(12.8)	(11.9)

Net capital losses	$(2.5)	$(7.0)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.5 million and $6.6 million at March 31, 2011 and December 31, 2010, respectively.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The notional amount of the Company’s S&P 500 Index options at March 31, 2011 and December 31, 2010 was $307.4 million and $303.8 million, respectively. Option premiums paid for the Company’s S&P 500 Index options were $2.2 million and $2.0 million for the first quarters of 2011 and 2010, respectively. The Company received $4.4 million and $2.2 million for options exercised for the first quarters of 2011 and 2010, respectively.

The Company recognizes all derivative investments as assets or liabilities in the balance sheet at fair value. The Company does not designate its derivatives as hedging instruments and thus does not use hedge accounting. As such, any change in the fair value of the derivative assets and derivative liabilities is recognized as income or loss in the period of change. See “Note 6—Fair Value” for additional information regarding the fair value of the Company’s derivative assets and liabilities.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	March 31, 2011	December 31, 2010
	(In millions)
Assets:
Fixed maturity securities:
S&P 500 Index options	$14.2	$13.3
Liabilities:
Other policy holder funds:
Index-based interest guarantees	50.8	48.5

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2011	2010
	(In millions)
Net investment income:
S&P 500 Index options	$3.0	$1.7
Interest credited:
Index-based interest guarantees	(2.0)	(2.4)

Net gain (loss)	$1.0	$(0.7)

Fluctuations in the fair value of the S&P 500 Index options related to the volatility of the S&P 500 Index increased net investment income for the first quarters of 2011 and 2010. Fluctuations in the fair value of the index-based interest guarantees related to the volatility of the S&P 500 Index increased interest credited for the first quarters of 2011 and 2010.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its S&P 500 Index options do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of approximately 7.4% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	March 31, 2011
	Assets at Fair Value	Maximum Credit Risk
	(In millions)
Counterparty:
Merrill Lynch International	$7.4	$10.3
The Bank of New York Mellon	5.9	8.0
Goldman Sachs	0.9	1.1

Total	$14.2	$19.4

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

DAC, VOBA and other acquisition related intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. The Company’s other intangible assets are subject to impairment tests on an annual basis or more frequently if circumstances indicate that carrying values may not be recoverable.

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(In millions)
Carrying value at beginning of period:
DAC	$277.0	$252.6
VOBA	28.4	30.4
Other intangible assets	51.7	55.8

Total balance at beginning of period	357.1	338.8

Deferred or acquired:
DAC	29.9	92.9
Other intangible assets	—	1.7

Total deferred or acquired	29.9	94.6

Amortized during period:
DAC	(12.9)	(68.5)
VOBA	(0.6)	(2.0)
Other intangible assets	(1.4)	(5.8)

Total amortized during period	(14.9)	(76.3)

Carrying value at end of period, net:
DAC	294.0	277.0
VOBA	27.8	28.4
Other intangible assets	50.3	51.7

Total carrying value at end of period	$372.1	$357.1

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. The accumulated amortization of VOBA was $61.0 million and $60.4 million at March 31, 2011 and December 31, 2010, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$69.2	23.5%	$63.6	23.0%
VOBA	7.4	26.6	7.5	26.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. There was no unlocking impact on DAC and VOBA for the first quarters of 2011 and 2010.

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

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 8.6 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. The accumulated amortization of other intangible assets was $24.4 million and $23.0 million at March 31, 2011 and December 31, 2010, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2011 and for each of the next five years:

Amount
(In millions)
2011	$5.9
2012	8.1
2013	8.7
2014	8.6
2015	8.3
2016	6.6

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at March 31, 2011. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, StanCorp is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s ratio of total debt to total capitalization and includes interest based on a Eurodollar margin, plus facility and utilization fees. At March 31, 2011, StanCorp was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Other Financing Obligations

The Company has $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October.

The Company has $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067, is non-callable at par for the first 10 years (prior to June 1, 2017) and is subject to a replacement capital covenant. The covenant limits replacement of the Subordinated Debt for the first 40 years to be redeemable after year 10 (on or after June 1, 2017) and only with securities that carry equity-like characteristics that are the same as or more equity-like than the Subordinated Debt. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. StanCorp is currently not deferring interest on the Subordinated Debt.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2011, the Company had outstanding commitments to fund commercial mortgage loans totaling $189.7 million, with fixed interest rates ranging from 5.375% to 7.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

11.	ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 amends the codification guidance related to credit quality and credit loss disclosures for financing receivables. ASU No. 2010-20 requirements include additional disclosures that enable readers of the financial statements to understand:

1)	The nature of the credit risk inherent in the financing receivable portfolio.

2)	How the portfolio’s credit risk is analyzed and assessed in order to arrive at the allowance for credit losses for each portfolio.

3)	The changes in the allowance for credit losses for each portfolio and the underlying reasons for the changes.

Disclosures previously required for financing receivables are now required to be disclosed on a disaggregated basis. In addition, the following new disclosures under ASU No. 2010-20 are required for each financing receivable class:

1)	Credit quality indicators of financing receivables at the end of the reporting period.

2)	Aging of past due financing receivables.

3)	The nature and extent of troubled debt restructurings that occurred during the period.

4)	The nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period.

5)	Significant purchases and sales of financing receivables during the reporting period.

The ASU No. 2010-20 disclosures required as of the end of a reporting period are effective and were implemented in the 2010 Form 10-K. Disclosures concerning the activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010 with troubled debt restructuring disclosures effective in the third quarter of 2011. The Company does not expect the remaining disclosures effective for periods beginning on or after December 15, 2010 to have a material effect on its consolidated financial statements.

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

The ASU requires additional disclosures in the financial statements and footnotes concerning deferred acquisition costs such as the nature and type of acquisition costs capitalized, the method of amortizing capitalized acquisition costs, and the amount of acquisition costs amortized for the period. The directives of ASU No. 2010-26 are effective for fiscal years and interim periods beginning after December 15, 2011. Retrospective adoption of the rule is allowed, but not required. However, if a company does not chose retrospective adoption, additional disclosures will be required for the prior periods presented in financial statements. The Company is currently evaluating the full effects of ASU No. 2010-26 on its business and financial statements, but estimates implementing this ASU will increase pre-tax expenses approximately $2 to $3 million annually with a cumulative effect adjustment of approximately $25 to $30 million in the first year of adoption. The Company is planning to adopt this guidance on a retrospective basis.

ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU No. 2011-02 clarifies the definition of a troubled debt restructuring by requiring that a creditor separately conclude that both of the following exist: (a) the restructuring constitutes a concession, and (b) the debtor is experiencing financial difficulties. The guidance further clarifies the considerations that must be made for the creditor to arrive at these conclusions.

ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. The Company is currently evaluating the impact that this pronouncement will have on its restructurings, but does not expect ASU No. 2011-02 to have a material effect on its consolidated financial statements.

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

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in our 2010 Form 10-K. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. See “Critical Accounting Policies and Estimates.”

Financial measures that exclude after-tax net capital gains and losses are non-GAAP measures. To provide investors with a broader understanding of earnings, we provide net income per diluted share excluding after-tax net capital gains and losses, along with the GAAP measure of net income per diluted share, because capital gains and losses are not likely to occur in a stable pattern.

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

Executive Summary

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions except share data)
Net income	$33.7	$49.7
After-tax net capital losses	(1.5)	(4.4)

Net income excluding after-tax net capital losses	$35.2	$54.1

Diluted earnings per common share:
Net income	$0.73	$1.04
After-tax net capital losses	(0.03)	(0.09)

Net income excluding after-tax net capital losses	$0.76	$1.13

Diluted weighted-average common shares outstanding	46,190,915	47,679,206

These consolidated results for the first quarter of 2011 compared to the first quarter of 2010 reflected higher claims experience in the Insurance Services segment partially offset by higher premiums in the Insurance Services segment, higher earnings in the Asset Management segment and the effect of a decrease in diluted weighted-average common shares outstanding. Excluding the effect of net capital losses, net income for the first quarter of 2011 compared to the first quarter of 2010 decreased $0.37 per diluted weighted-average common share.

Outlook

An increased level of claims incidence in our group long term disability business resulted in earnings below our expectations for the first quarter of 2011. The significance of the increase in group long term disability incidence levels for the first quarter of 2011 has created uncertainty surrounding our previously expected 2011 annual benefit ratio range for our group insurance business of 73.6% to 78.3%. Based on these results, it is unlikely we will reach our 2011 guidance range of $4.80 to $5.10 for net income per diluted share, excluding after-tax net capital gains and losses, which will impact our 2011 return on average equity. We are not providing a quarterly update on our annual guidance, as results tend to fluctuate quarterly and are more meaningful when measured on an annual basis. We will continue to closely monitor and review quarterly results and their effect on our long-term objectives.

While increased claims incidence did negatively impact the first quarter’s results, we experienced favorable results in areas that are also important to our continued long-term success. These favorable results included premium growth fueled by strong sales and higher customer retention levels from 2010 in our Insurance Services segment, increased earnings in our Asset Management segment and consistent investment performance.

We intend to remain focused on continuing to provide excellent products and services to our customers, enhancing our financial strength and increasing our value to our shareholders. We will continue to focus on optimizing shareholder value through sustainable profitability and investing in product and service capabilities, which position us well for growth as the economy recovers.

Primary Drivers of First Quarter 2011 Results

The primary drivers of our results continue to be the group insurance benefit ratio and premium growth. Our group insurance benefit ratio for the first quarter of 2011 was 84.2% and was outside our annual expected range of 73.6% to 78.3%. During the first quarter of 2011, the group insurance benefit ratio was affected by comparatively higher claims experience in our group long term disability insurance business, primarily due to comparatively higher claims incidence. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. The benefit ratio is primarily affected by reserves established based on premium levels, claims experience, assumptions used to establish related reserves, such as our discount rate, and growth of our in force block of business.

The interest rate environment and its potential effect on our discount rate is a major driver in our reserve levels. The discount rate used in the first quarter of 2011 for newly established long term disability claim reserves was 5.50%. This represents a 50 basis point increase compared to the 5.00% used for the first quarter and fourth quarter of 2010. The 50 basis point increase in the discount rate had a corresponding increase in comparable pre-tax income of approximately $3 million for the first quarter of 2011. This increase in the discount rate from the fourth quarter of 2010 was primarily due to our opportunistic purchase of tax-advantaged investments with high yields. The margin between the invested asset yield and the weighted-average reserve discount rate for our group insurance business was 38 basis points for the first quarter of 2011, which was a decrease from 41 basis points for the fourth quarter of 2010. We will maintain our disciplined approach to interest rate management as this low interest rate environment continues.

Our Insurance Services segment premiums increased 4.8% to $530.5 million for the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher sales due to customer interest in our product and service capabilities. Premium growth continues to be affected by the economic environment, which has caused lower wage rate and job growth for our group insurance customers. We will continue to invest in product capabilities that add value to our customers, and we will continue to write business that meets our long-term profit objectives.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in our Insurance Services segment and administrative fee revenues growth in our Asset Management segment have been the primary drivers of consolidated revenue growth.

The following table sets forth consolidated revenues:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$533.8	$507.5	5.2%
Administrative fees	29.4	28.3	3.9
Net investment income	157.0	149.9	4.7
Net capital losses	(2.5)	(7.0)	64.3

Total revenues	$717.7	$678.7	5.7

The increase in revenues for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an increase in premiums from our Insurance Services segment and net investment income from our Asset Management segment. Net capital gains and losses are reflected in the Other category. See “Business Segments—Other—Net Capital Gains (Losses).”

Premiums

Insurance Services segment premiums are the primary driver of consolidated premiums and are affected by the following factors:

•	Sales.

•	Customer retention.

•	Organic growth in our group insurance businesses, which is derived from existing policyholders’ employment and wage growth.

•

Experience rated refunds (“ERRs”). ERRs represent a cost sharing arrangement with certain group contract holders that provides refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provides for additional premiums to be paid when claims experience is below the contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

The following table sets forth premiums by segment:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Premiums:
Insurance Services	$530.5	$506.4	4.8%
Asset Management	3.3	1.1	200.0

Total premiums	$533.8	$507.5	5.2

The increase in premiums for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to higher sales, higher customer retention levels from 2010 and lower ERRs for the first quarter of 2011. See “Business Segments—Insurance Services Segment.”

Premiums from our Asset Management segment are generated from sales of life-contingent annuities, which are a single-premium product. Due to the competitive nature of single-premium products, premiums in the Asset Management segment can fluctuate widely from quarter to quarter. See “Business Segments—Asset Management Segment.”

Administrative Fee Revenues

The primary driver for administrative fee revenues is the level of assets under administration in our Asset Management segment, which is driven by equity market performance and net customer deposits. Administrative fee revenues from our Insurance Services segment are primarily derived from insurance products for which we provide only administrative services.

The following table sets forth administrative fee revenues by segment:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Insurance Services	$2.7	$2.0	35.0%
Asset Management	30.6	29.9	2.3
Other	(3.9)	(3.6)	(8.3)

Total administrative fee revenues	$29.4	$28.3	3.9

The increase in administrative fee revenues in our Asset Management segment for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the effect of improved equity market performance on our retirement plan assets under administration, higher commercial mortgage loans under administration and higher private client wealth management assets under administration. See “Business Segments—Asset Management Segment.”

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product and commercial mortgage loan prepayment fees.

The following table sets forth net investment income by segment and associated key indicators:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Net investment income:
Insurance Services	$84.4	$84.0	0.5%
Asset Management	69.6	61.3	13.5
Other	3.0	4.6	(34.8)

Total net investment income	$157.0	$149.9	4.7

Key indicators of net investment income:
Contribution from the fair value adjustment of the S&P 500 Index options	$3.0	$1.7	76.5%
Average invested assets	11,215.7	10,642.0	5.4
Portfolio yields:
Fixed maturity securities	5.26%	5.40%
Commercial mortgage loans	6.42	6.47

The increase in net investment income for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an increase in average invested assets, which primarily resulted from individual annuity sales since the first quarter of 2010. Also contributing to the increase was $4.6 million of call premiums received on certain bond holdings as issuers exercised make-whole provisions to retire outstanding debt, as well as an increase in the contribution from the change in fair value of our S&P 500 Index options. Partially offsetting these increases was a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans.

Given the uncertainty surrounding credit spreads and the direction of interest rates, we may experience lower new money interest rates in the future if credit spreads remain tight and interest rates remain low. New money interest rates are also affected by the current volume and mix of commercial mortgage loan originations, the purchases of fixed maturity securities and other investments.

We seek investments containing call or prepayment protection to ensure our expected cash flow is not adversely affected by unexpected prepayments. Less than 3% of our fixed maturity securities portfolio is invested in callable bonds without make-whole provisions. We also originate commercial mortgage loans containing a provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 99% of our commercial mortgage loan portfolio contains this prepayment provision. Commercial mortgage loans without a make-whole prepayment provision generally contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment. Commercial mortgage loan prepayment fees were $1.0 million and $0.6 million for the first quarters of 2011 and 2010, respectively.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of other-than-temporary impairments (“OTTI”) of assets in our bond portfolio, provision to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and low-income housing tax credit investments and sales of our assets for more or less than carrying value.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended March 31,
	2011	2010	Dollar Change
	(In millions)
Net capital gains (losses)	$(2.5)	$(7.0)	$4.5
Key components of net capital gains (losses):
Fixed maturity securities	$3.5	$4.0	$(0.5)
Real estate investments	5.3	—	5.3
Real estate owned	(2.5)	(0.3)	(2.2)
Provision to our commercial mortgage loan loss allowance	(8.7)	(10.9)	2.2

Net capital losses for the first quarter of 2011 were primarily related to an increase in our commercial mortgage loan loss allowance provision and losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”). These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities and real estate investments. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

Benefits and Expenses

Benefits to Policyholders

Consolidated benefits to policyholders is primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.

•

Claims experience—the predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid.

•

Reserve assumptions—the assumptions used to establish the related reserves reflect expected incidence and severity, and the discount rate. The discount rate is affected by new money investment interest rates and the overall portfolio yield. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

•

Growth of our in force block—the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth.

•	Current estimates for future benefits on life-contingent annuities.

The following table sets forth benefits to policyholders by segment:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Benefits to policyholders:
Insurance Services	$434.3	$378.1	14.9%
Asset Management	5.8	4.3	34.9

Total benefits to policyholders	$440.1	$382.4	15.1

The increase in benefits to policyholders for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to higher incidence in the group long term disability insurance business. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

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

The following table sets forth interest credited and associated key indicators:

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in millions)
Interest credited	$40.4	$39.6	$0.8
Key indicators of interest credited:
Contribution from the fair value adjustment of index-based interest guarantees	$2.0	$2.4	$(0.4)
Average individual annuity assets under administration	2,717.4	2,410.6	12.7%

The increase in interest credited for the first quarter of 2011 compared to the first quarter of 2010 primarily reflected growth in our average individual annuity assets under administration partially offset by the change in fair value of the index-based interest guarantees.

Operating Expenses

The following table sets forth operating expenses:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Operating expenses	$118.3	$114.8	3.0%

The increase in operating expenses for the first quarter of 2011 compared to the first quarter of 2010 was primarily related to business growth as evidenced by premium growth and increased compensation related costs. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, growth in assets under administration and the profitability of business in each of our segments.

The following table sets forth commissions and bonuses:

	Three Months Ended
	March 31,
			Percent
	2011	2010	Change
	(Dollars in millions)
Commissions and bonuses	$58.8	$54.9	7.1%

The increase in commissions and bonuses for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an increase in our Insurance Services segment and individual annuity business sales.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of approximately 8.6 years. The amortization for the individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) is up to 25 years. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

The following table sets forth the net increase in DAC, VOBA and other intangible assets:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Net increase in DAC, VOBA and other intangible assets	$9.1	$7.6	19.7%

The net increase in DAC, VOBA and other intangible assets was higher for the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in deferrals in our Insurance Services segment resulting from higher sales. This increase in deferrals was partially offset by an increase in the amortization of DAC due to the increase in net investment income from call premiums and our indexed-based interest guarantees.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended
	March 31,
	2011	2010
Combined federal and state effective income tax rates	32.7%	34.4%

During the first quarter of 2010, the 2010 Health Care Act, as amended by the 2010 Health Care Reconciliation Act, became law. Among the provisions of the law was a change in the tax treatment of the Medicare Part D subsidy, which we participate in as a part of our postretirement medical plan. This change in the law resulted in additional tax expense of $1.0 million for the first quarter of 2010, which increased our effective tax rate for the first quarter of 2010 by 1.3%. The change in tax treatment for the subsidy did not affect the effective tax rate for the first quarter of 2011 and is not expected to affect the tax rate in future years. In addition, during the second half of 2010 and the first quarter of 2011, we purchased tax-advantaged investments. As a result of these investments, the average effective income tax rate decreased during the first quarter of 2011. We will continue to purchase investments that meet our yield and quality requirements.

At March 31, 2011, the years open for audit by the Internal Revenue Service (“IRS”) were 2007 through 2010.

Business Segments

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended
	March 31,
	2011	2010
Insurance Services	85.6%	86.5%
Asset Management	14.4	13.5

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Three Months Ended
	March 31,
			Percent
	2011	2010	Change
	(Dollars in millions)
Premiums	$530.5	$506.4	4.8%
Total revenues	617.6	592.4	4.3
Income before income taxes	46.5	78.6	(40.8)
Sales (annualized new premiums)	165.8	159.5	3.9
Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	82.1%	74.9%
Group insurance	84.2	76.1
Individual disability	57.2	61.2
Operating expense ratio (% of premiums)	16.3	16.8

Income before income taxes decreased for the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher claims experience in the group insurance business as a result of higher group long term disability claims incidence.

Revenues

Revenues for the Insurance Services segment are driven primarily by growth in Insurance Services premiums. The increase in revenues for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to higher premiums in our group insurance business.

Premiums

The primary factors that affect premiums for the Insurance Services segment are sales and customer retention for our insurance products and organic growth in our group insurance businesses derived from existing group policyholders’ employment and wage growth. Premium levels can also be influenced by ERRs. ERRs represent a cost sharing arrangement with certain group contract holders that provides refunds to the contract holders when claims experience is better than contractual benchmarks, and provides for additional premiums to be paid when claims experience is below the contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Three Months Ended
	March 31,
			Percent
	2011	2010	Change
	(Dollars in millions)
Premiums:
Group life and AD&D	$221.6	$205.0	8.1%
Group long term disability	200.1	200.8	(0.3)
Group short term disability	51.4	50.7	1.4
Group other	19.8	20.3	(2.5)
Experience rated refunds	(4.5)	(10.9)	58.7

Total group insurance	488.4	465.9	4.8
Individual disability	42.1	40.5	4.0

Total premiums	$530.5	$506.4	4.8

Key indicators of premiums:
Total premiums excluding ERRs	$535.0	$517.3	3.4%
Group insurance sales (annualized new premiums) reported at contract effective date	160.3	155.2	3.3
Individual disability sales (annualized new premiums)	5.5	4.3	27.9

The increase in group insurance premiums for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to higher group insurance sales and favorable customer retention levels from 2010. Also contributing to increased premium levels was a reduction in the premium offset of ERRs.

Sales.    Sales of our group insurance products reported as annualized new premiums increased for the first quarter of 2011 compared to the first quarter of 2010, reflecting continued strong customer interest for our product and services. The group insurance market continues to be a price-competitive sales environment.

Persistency.    Persistency is reported annually. Premium growth for the first quarter of 2011 reflected comparatively favorable customer retention levels from 2010.

Organic Growth.    A portion of premium growth in our group insurance in force business is affected by employment and wage growth, changes in price per insured and the average age of employees. Unfavorable economic conditions have resulted in high unemployment levels, and have negatively affected both wage rate and job growth since the second half of 2008. Premiums continued to be affected by the economic environment resulting in lower employment growth and wage growth in our existing customer base.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Three Months Ended
	March 31,
			Percent
	2011	2010	Change
	(Dollars in millions)
Net investment income	$84.4	$84.0	0.5%

Net investment income is primarily affected by changes in levels of invested assets and interest rates. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Benefits to policyholders is primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.

•

Claims experience - the predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid.

•

Reserve assumptions - the assumptions used to establish the related reserves reflect claims incidence and severity, and the discount rate. The discount rate is affected by the new money investment interest rates and the overall portfolio yield. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

•

Growth of our in force block - the benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for premium growth.

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Three Months Ended
	March 31,
			Percent
	2011	2010	Change
	(Dollars in millions)
Benefits to policyholders, including interest credited	$435.3	$379.2	14.8%
Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	82.1%	74.9%
Group insurance	84.2	76.1
Individual disability	57.2	61.2

The increase in Insurance Services benefits to policyholders (including interest credited) for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to higher incidence in the group long term disability insurance business. This higher incidence was not concentrated in one region, industry sector, or policy year. We will continue to monitor our claims activity closely, but remain confident in our current underwriting and pricing methodologies. This increase was partially offset by a higher discount rate used for the first quarter of 2011 compared to the first quarter of 2010 to establish reserves on newly incurred long term disability claims.

The group insurance benefit ratio for the first quarter of 2011 was outside our estimated annual range for 2011 of 73.6% to 78.3%. Group insurance claims experience and the corresponding benefit ratio can fluctuate widely from quarter to quarter, but tends to be more stable when measured on an annual basis.

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

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Discount rate	5.50%	5.00%	5.00%

The discount rate is based on the average rate we receive on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The increase in the discount rate from the fourth quarter of 2010 was primarily due to our opportunistic purchase of tax-advantaged investments with high yields. The 50 basis point increase in the discount rate resulted in a decrease of approximately $3 million per quarter of benefits to policyholders. We do not generally adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment and lower commercial mortgage loan and tax-advantaged investments in future quarters could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at March 31, 2011 was 38 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Three Months Ended
	March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Operating expenses	$86.5	$85.2	1.5%

The increase in Insurance Services operating expenses for the first quarter of 2011 compared to the first quarter of 2010 was primarily related to business growth as evidenced by premium growth and increased compensation related costs.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$3.3	$1.1	200.0%
Administrative fees	30.6	29.9	2.3
Net investment income	69.6	61.3	13.5

Total revenues	$103.5	$92.3	12.1

Income before income taxes	$19.1	$12.2	56.6%
Sales (Individual annuity deposits)	90.4	55.7	62.3
Interest credited (% of net investment income):
Retirement plans	53.6%	56.9%
Individual annuities	61.9	73.2
Retirement plans annualized operating expenses (% of average assets under administration)	0.56	0.57

	At March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Assets under administration:
Retirement plans general account	$1,571.5	$1,547.7	1.5%
Retirement plans separate account	5,056.5	4,393.5	15.1

Total retirement plans insurance products	6,628.0	5,941.2	11.6
Retirement plans trust products	8,681.7	9,579.8	(9.4)
Individual annuities	2,750.6	2,430.3	13.2
Commercial mortgage loans for other investors	2,670.7	2,605.3	2.5
Private client wealth management	1,230.5	1,081.1	13.8

Total assets under administration	$21,961.5	$21,637.7	1.5

Income before income taxes increased for the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in net investment income, partially offset by increased commissions and bonuses.

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

The increase in revenues for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an increase in net investment income related to an increase in average individual annuity assets under administration, the effect of call premiums received from certain bond holdings as issuers exercised make-whole provisions to retire outstanding debt, and the effect of improved equity market performance on our retirement plan assets under administration.

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

The following table sets forth premiums by line of business for the Asset Management segment:

	Three Months Ended March 31,
	2011	2010	Dollar Change
	(Dollars in millions)
Premiums:
Retirement plans	$0.7	$—	$0.7
Individual annuities	2.6	1.1	1.5

Total premiums	$3.3	$1.1	$2.2

Administrative Fee Revenues

Administrative fee revenues for the Asset Management segment include asset-based and plan-based fees related to our retirement plans and private client wealth management businesses, and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fee revenues is the level of assets under administration for retirement plans, which is driven by equity market performance and net customer deposits. Assets under administration that produce administrative fee revenues include retirement plan separate account, retirement plan trust products, private client wealth management and commercial mortgage loans under administration for other investors.

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Retirement plans	$23.0	$22.8	0.9%
Other financial services business	7.6	7.1	7.0

Total administrative fee revenues	$30.6	$29.9	2.3

	At March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Key indicators of administrative fee revenues:
Assets under administration:
Retirement plan separate account	$5,056.5	$4,393.5	15.1%
Retirement plan trust products	8,681.7	9,579.8	(9.4)
Commercial mortgage loans for other investors	2,670.7	2,605.3	2.5
Private client wealth management	1,230.5	1,081.1	13.8

The increase in administrative fee revenues for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the effect of improved equity market performance on our retirement plan separate account assets under administration, higher commercial mortgage loans under administration and higher private client wealth management assets under administration. These increases occurred despite a decrease in retirement plan trust assets under administration. The decline in retirement plan trust assets under administration was primarily due to the termination of a few large trust retirement plans in the first six months of 2010 that did not meet our profitability objectives. The administrative fee revenues generated from these terminated plans were not significant.

Net Investment Income

The following table sets forth net investment income and associated key indicators for the Asset Management segment:

	Three Months Ended
	March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Net investment income:
Retirement plans	$22.4	$21.6	3.7%
Individual annuities	44.3	35.8	23.7
Other financial services business	2.9	3.9	(25.6)

Total administrative fee revenues	$69.6	$61.3	13.5

Key indicators of net investment income:
Average assets under administration:
Retirement plan general account	$1,579.4	$1,543.9	2.3%
Individual annuities	2,717.4	2,410.6	12.7
Contribution from the fair value adjustment of the S&P 500 Index options	3.0	1.7	76.5
Commercial mortgage loan originations	196.3	140.6	39.6
Portfolio yields:
Fixed maturity securities	5.26%	5.40%
Commercial mortgage loans	6.42	6.47

The increase in net investment income for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an increase in average individual annuity assets under administration resulting from individual annuity sales since the first quarter of 2010, and an increase in average retirement plan general account assets under administration. Net investment income also increased due to bond make-whole call premiums received on certain fixed maturity securities and the change in fair value of our S&P 500 Index options. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment primarily represent current and future benefits on life-contingent annuities. Changes in the level of benefits to policyholders will generally correlate to changes in premium levels because these annuities are primarily single-premium life-contingent annuity products with a significant portion of all premium payments established as reserves.

The following table sets forth benefits to policyholders for the Asset Management segment:

	Three Months Ended
	March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Benefits to policyholders	$5.8	$4.3	34.9%

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Interest credited	$39.4	$38.5	2.3%
Key indicators of interest credited:
Contribution from the fair value adjustment of index-based interest guarantees	$2.0	$2.4	(16.7)%

The increase in interest credited for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to growth in our average individual fixed-rate annuity assets under administration. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Operating expenses	$29.4	$30.3	(3.0)%

The decrease in Asset Management operating expenses for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to continued operating expense management.

Other

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results for the Other category:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Loss before income taxes	$15.5	$15.0	3.3%

Net Capital Gains (Losses)

Net capital gains and losses generally are not likely to occur in a stable pattern and primarily occur as a result of OTTI of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and sales of our assets for more or less than carrying value.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net capital gains (losses):
Fixed maturity securities	$3.5	$4.0
Commercial mortgage loans	(8.6)	(10.6)
Real estate investments	5.3	—
Real estate owned	(2.5)	(0.3)
Other	(0.2)	(0.1)

Total net capital losses	$(2.5)	$(7.0)

Key components of net capital gains (losses):
Provision to our commercial mortgage loan loss allowance	$(8.7)	$(10.9)
OTTI on fixed maturity securities	(0.9)	—
OTTI on real estate owned	(1.5)	(0.3)

Net capital losses for the first quarter of 2011 were primarily related to an increase to our commercial mortgage loan loss allowance provision and losses recognized on real estate owned. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities and real estate investments.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at March 31, 2011.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds as a percentage of our fixed maturity security investments were 2.8% at March 31, 2011. We originate commercial mortgage loans containing a provision requiring the borrower to pay a prepayment fee. The prepayment provision assures that our expected cash flows from commercial mortgage loan investments would be protected in the event of prepayment. Approximately 99% of our commercial mortgage loan portfolio contains this prepayment provision.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $70.7 million for the first quarter of 2011, compared to $64.5 million for the first quarter of 2010.

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

Net cash used in investing activities was $164.3 million and $106.3 million for the first quarters of 2011 and 2010, respectively. The increase in net cash used in investing activities for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to higher commercial mortgage loan originations during the first quarter of 2011.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At March 31, 2011, our portfolio consisted of 57.1% fixed maturity securities, 40.9% commercial mortgage loans and 2.0% real estate.

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

The following table sets forth fixed maturity securities and associated key indicators:

	March 31, 2011	December 31, 2010	Change
	(Dollars in millions)
Fixed maturity securities	$6,444.5	$6,419.1	0.4%
Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A	A
Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.5%	5.2%
Managed by a third party	$312.7	$292.3	7.0%
Fixed maturity securities on our watch list:
Fair value	19.1	0.7	$18.4
Amortized cost after OTTI	18.8	1.0	17.8
Gross unrealized capital gains in our fixed maturity securities portfolio	385.6	415.8	(7.3)%
Gross unrealized capital losses in our fixed maturity securities portfolio	22.1	19.7	12.2

We recorded OTTI of $0.9 million for the first quarter of 2011. No OTTI was recorded for the first quarter of 2010. The increase in fixed maturity securities on our watch list at March 31, 2011 compared to December 31, 2010 was primarily due to uncertainty surrounding a few fixed maturity securities holdings. Subsequent to March 31, 2011, we sold the majority of these holdings. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at March 31, 2011.

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

The following table sets forth commercial mortgage loan originations:

	Three Months Ended March 31,
	2011	2010	Percent Change
	(Dollars in millions)
Commercial mortgage loan originations	$196.3	$140.6	39.6%

The increase in commercial mortgage loan originations for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to increased activity in the commercial real estate market.

The following table sets forth commercial mortgage loan servicing data:

	March 31, 2011	December 31, 2010	Percent Change
	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$4,611.5	$4,509.7	2.3%
For other institutional investors	2,670.7	2,697.3	(1.0)
Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	7.3	7.6	(3.9)

The estimated average loan to value ratio for the overall portfolio was approximately 67% at March 31, 2011. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at March 31, 2011. We have the contractual ability to pursue personal recourse on approximately 70% of our loans and partial personal recourse on a majority of the remaining loans. The average capitalization rate for the portfolio at March 31, 2011 was approximately 9%. Capitalization rates are used internally to annually value our commercial mortgage loan portfolio.

At March 31, 2011, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,244.8	48.6%	$2,186.4	48.4%
Office	869.4	18.8	855.2	18.9
Industrial	861.8	18.7	829.0	18.4
Hotel/motel	302.2	6.6	301.8	6.7
Commercial	165.9	3.6	179.5	4.0
Apartment and other	170.9	3.7	161.7	3.6

Total commercial mortgage loans	$4,615.0	100.0%	$4,513.6	100.0%

Geographic region:
Pacific	$1,601.7	34.7%	$1,558.5	34.5%
South Atlantic	852.0	18.5	838.9	18.6
Mountain	544.6	11.8	541.1	12.0
West South Central	574.4	12.4	547.2	12.1
East North Central	348.0	7.5	350.4	7.8
Middle Atlantic	262.9	5.7	257.1	5.7
West North Central	174.5	3.8	165.5	3.7
East South Central	131.4	2.9	129.0	2.8
New England	125.5	2.7	125.9	2.8

Total commercial mortgage loans	$4,615.0	100.0%	$4,513.6	100.0%

U.S. state:
California	$1,269.7	27.5%	$1,236.1	27.4%
Texas	518.7	11.2	495.8	11.0
Georgia	265.8	5.8	268.3	5.9
Florida	250.5	5.4	240.2	5.3
Other	2,310.3	50.1	2,273.2	50.4

Total commercial mortgage loans	$4,615.0	100.0%	$4,513.6	100.0%

Our largest concentration of commercial mortgage loan property type was retail properties and primarily consisted of convenience related properties in strip malls, convenience stores and restaurants.

At March 31, 2011, our largest borrower concentrations within our commercial mortgage portfolio consisted of four borrowers that individually approximated 1% to 2% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2011, we had outstanding commitments to fund commercial mortgage loans totaling $189.7 million, with fixed interest rates ranging from 5.375% to 7.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	March 31, 2011	December 31, 2010	Percent Change
	(Dollars in millions)
Commercial mortgage loans 60 day delinquencies:
Book value	$19.6	$19.6	—%
Delinquency rate	0.42%	0.43%
In process of foreclosure	$8.0	$9.3	(14.0)
Restructured commercial mortgage loans	82.9	76.6	8.2

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

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in millions)
Number of loans	12	4	8
Book value	$10.0	$2.0	$8.0
Real estate acquired	5.2	1.1	4.1

Real estate acquired through foreclosure or accepted as deeds in lieu of foreclosure is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as independent appraisals are received. Real estate acquired during the first quarter of 2011 increased from the first quarter of 2010 primarily due to an increase in foreclosures and the acceptance of deeds in lieu of foreclosure in the first quarter of 2011. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended March 31,
	2011	2010	Dollar Change
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$36.1	$19.6	$16.5
Provision	8.7	11.1	(2.4)
Charge-offs, net	(5.4)	(1.4)	(4.0)

Ending balance	$39.4	$29.3	$10.1

The decrease in the provision for the commercial mortgage loan loss allowance for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to decreases in the provision on restructured and 60 day delinquent commercial mortgage loans during the first quarter of 2011. The increase to charge-offs for the first quarter of 2011 compared to the first quarter of 2010 was primarily related to an increase in foreclosures and the acceptance of deeds in lieu of foreclosure on commercial mortgage loans during the first quarter of 2011.

The following table sets forth the impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	March 31, 2011	December 31, 2010	Dollar Change
	(In millions)
Impaired commercial mortgage loans with specific allowances for losses	$68.1	$64.3	$3.8
Impaired commercial mortgage loans without specific allowances for losses	22.7	18.0	4.7
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(23.9)	(20.4)	(3.5)

Net carrying value of impaired commercial mortgage loans	$66.9	$61.9	$5.0

An impaired commercial mortgage loan is one that is not performing to the contractual terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. The increase in the impaired commercial mortgage loans at March 31, 2011 compared to December 31, 2010 was primarily due to an increase in restructured commercial mortgage loans that were not performing to the contractual terms of the loan agreements.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Three Months Ended March 31,
	2011	2010	Dollar Change
	(In millions)
Average recorded investment	$86.6	$86.3	$0.3

Interest income is recorded in net investment income. We continue to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is put on non-accrual status. For loans that are less than 90 days delinquent, we may reverse interest income and the accrued interest receivable if there is a question on the collectability of the interest. Interest income on loans in the 90-day delinquent category is recognized in the period the cash is collected. We resume the recognition of interest income when the loan becomes less than 90 days delinquent and we determine it is probable that the loan will remain performing.

The amount of interest income recognized on impaired commercial mortgage loans was $1.2 million and $1.9 million for the first quarters of 2011 and 2010, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $0.7 million and $1.9 million for the first quarters of 2011 and 2010, respectively.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $28.1 million and $32.8 million for the first quarters of 2011 and 2010, respectively. The decrease in funds provided by financing cash flows for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an increase in cash used to repurchase shares of common stock, partially offset by an increase in the level of new individual annuity deposits, resulting in a larger increase of policyholder deposits net of withdrawals. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a $200 million senior unsecured revolving credit facility (“Facility”). The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. Borrowings under the Facility will continue to be used to provide for working capital, for issuance of letters of credit and for our general corporate purposes.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At March 31, 2011, we had a total debt to total capitalization ratio of 24.6% and consolidated net worth of $1.70 billion as defined by the financial covenants. We believe we will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At March 31, 2011, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

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

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. The target for our insurance subsidiaries is generally to maintain capital at 300% of the Company Action Level of Risk-based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated capital of 328% of the Company Action Level RBC at March 31, 2011. At March 31, 2011, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.33 billion.

The level of capital in excess of targeted RBC we generate varies inversely in relation to the level of our premium growth. As premium growth increases, capital is utilized to fund additional reserve requirements, meet increased regulatory capital requirements based on premium and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target level. Higher levels of premium growth can result in increased utilization of capital beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital produced by the business exceeds the capital utilized to meet these requirements, which can result in additional capital above our targeted RBC level. At our expected growth rate and income levels, we anticipate generating between $150 million and $200 million of capital in excess of our 300% RBC target in 2011. In assessing our capital position, we also consider cash and capital at the holding company and non-insurance subsidiaries.

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

In February 2011, the Board of Directors approved dividends from Standard to StanCorp of up to $200 million during 2011. The approved dividend amount for 2011 was in excess of the current statutory limitations under the Oregon Insurance Division and we therefore will have to seek approval from the Oregon Insurance Division for the 2011 approved dividend amount in excess of the statutory limitation of $196.8 million.

Standard paid ordinary cash dividends to StanCorp of $12.8 million and $60.0 million for the first quarters of 2011 and 2010, respectively.

Dividends to Shareholders

The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that annual dividends to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on dividends from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by our Board of Directors. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999. In the fourth quarter of 2010, StanCorp paid an annual cash dividend of $0.86 per share, totaling $39.6 million.

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

The following table sets forth share repurchases activity:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	852,300	535,700
Cost of share repurchases	$38.7	$22.0
Volume weighted-average price per common share	45.45	41.11
Shares remaining under repurchase authorizations	1,456,600	3,807,400

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

S&P, Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company (“A.M. Best”) provide financial strength ratings on Standard.

Standard’s financial strength ratings as of April 2011 were:

S&P	Moody’s	A.M. Best
AA- (Very Strong)	A1 (Good)	A (Excellent)(1)
4th of 20 ratings	5th of 21 ratings	3rd of 13 ratings
Outlook: Stable	Outlook: Stable	Outlook: Stable

(1)	Also includes Standard Life Insurance Company of New York

Credit ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

Our debt ratings and issuer credit ratings as of April 2011, which we believe are indicators of our liquidity and ability to make payments and which remained unchanged from our 2010 ratings, were:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments, “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2009, through March 31, 2011, aggregated $0.8 million. At March 31, 2011, we maintained a reserve of $0.8 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended March 31,
	2011	2010	Dollar Change
	(In millions)
Statutory Results	$43.7	$81.2	$(37.5)
Adjusted GAAP Results	52.6	82.8	(30.2)

Difference	$(8.9)	$(1.6)	$(7.3)

The decrease in Statutory Results for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an increase in group long term disability reserves due to unfavorable claims experience.

The widening of the spread between Statutory Results and Adjusted GAAP Results the first quarter of 2011 was primarily due to an increase in reserves for the group disability business.

The following table sets forth statutory capital and the associated asset valuation reserve:

	March 31, 2011	December 31, 2010	Percent Change
	(Dollars in millions)
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,334.2	$1,322.4	0.9%
Asset valuation reserve	97.1	95.6	1.6

Accounting Pronouncements

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 11—Accounting Pronouncements.”

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

In our quarterly fixed maturity security impairment analysis, we evaluate whether a decline in value of the fixed maturity security is other than temporary by considering the following factors:

•	The nature of the fixed maturity security.

•	The duration until maturity.

•	The duration and extent the fair value has been below amortized cost.

•	The financial quality of the issuer.

•	Estimates regarding the issuer’s ability to make the scheduled payments associated with the fixed maturity security.

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

We maintain an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At March 31, 2011, our fixed maturity securities watch list totaled $19.1 million at fair value and $18.8 million at amortized cost. We recorded $0.9 million of OTTI related to credit loss due to impairments for the first quarter of 2011 and no OTTI related to credit loss due to impairments for the first quarter of 2010. We recorded no OTTI related to noncredit loss for the first quarters of 2011 and 2010. See Item 1, “Financial Statements—Notes to Unaudited Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See Item 1, “Financial Statements—Notes to Unaudited Consolidated Financial Statements—Note 6—Fair Value” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

Commercial Mortgage Loans

The carrying value of commercial mortgage loans represents the outstanding principal balance less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis. An impaired commercial mortgage loan is a loan that is not performing to the contractual terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. In addition, for impaired commercial mortgage loans, we evaluate the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur, the loan-to-value ratio and other quantitative information we have concerning the loan. Portions of loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Real Estate

Real estate is comprised of two components: real estate investments and real estate owned.

Our real estate investments consist of investment properties and interests in low-income housing tax credit investments. Our investment properties are stated at cost less accumulated depreciation. Generally, we depreciate this real estate using the straight-line depreciation method with property lives varying from 30 to 40 years. Our interests in low-income housing tax credit investments are accounted for under the equity method of accounting. We record impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment loss is charged to net capital losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

Real estate owned is initially recorded at the lower of cost or estimated net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as independent appraisals are received. Our real estate owned is initially considered an investment held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment charge is recorded if we do not expect the investment to recover its carrying value prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the investment for further potential impairment.

Total real estate was $222.0 million at March 31, 2011, compared to $210.6 million at December 31, 2010. The $11.4 million increase in total real estate during the first quarter of 2011 was primarily due to purchases of interests in low-income housing tax credit investments, partially offset by the sale of real estate investments and real estate owned.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	March 31, 2011	December 31, 2010	Percent Change
	(Dollars in millions)
DAC	$294.0	$277.0	6.1%
VOBA	27.8	28.4	(2.1)
Other intangible assets	50.3	51.7	(2.7)

Total DAC, VOBA and other intangible assets	$372.1	$357.1	4.2

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. The accumulated amortization of VOBA was $61.0 million and $60.4 million at March 31, 2011 and December 31, 2010, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$69.2	23.5%	$63.6	23.0%
VOBA	7.4	26.6	7.5	26.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.

•	Interest rates, which affect both investment income and interest credited.

•	Stock market performance.

•	Capital gains and losses.

•	Claim termination rates.

•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, we revise these assumptions annually to reflect our current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted. There was no unlocking impact on DAC and VOBA for the first quarters of 2011 and 2010.

Based on past experience, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material. However, significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 8.6 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The amortization period for the Minnesota Life marketing agreement is up to 25 years. The accumulated amortization of other intangible assets was $24.4 million and $23.0 million at March 31, 2011 and December 31, 2010, respectively.

Reserves for Future Policy Benefits and Claims

Reserves include policy reserve liabilities and claim reserve liabilities and represent amounts to pay future benefits and claims. Claim reserve liabilities are for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Policy reserve liabilities reflect our best estimate of assumptions at the time of policy issuance including adjustments for adverse deviations in actual experience.

The following table sets forth total reserve balances by reserve type:

	March 31, 2011	December 31, 2010
	(In millions)
Reserves:
Policy reserves	$1,031.9	$1,035.5
Claim reserves	4,499.6	4,466.8

Total reserves	$5,531.5	$5,502.3

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

The following table sets forth total reserve balances by calculation methodology:

	March 31, 2011	Percent of Total	December 31, 2010	Percent of Total
	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$4,907.7	88.7%	$4,872.6	88.6%
Reserves determined by internally-developed formulas	612.4	11.1	619.3	11.2
Reserves based on subjective judgment	11.4	0.2	10.4	0.2

Total reserves	$5,531.5	100.0%	$5,502.3	100.0%

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

The following table sets forth policy reserves by block of business:

	March 31, 2011	December 31, 2010
	(In millions)
Policy reserves:
Individual disability insurance	$207.5	$204.7
Individual and group immediate annuity businesses	227.4	235.0
Individual life insurance	597.0	595.8

Total policy reserves	$1,031.9	$1,035.5

Individual disability insurance. Policy reserves for our individual disability block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. Assumptions used to calculate individual disability policy reserves may vary by the age, gender and occupation class of the claimant, the year of policy issue and specific contract provisions and limitations.

Individual disability policy reserves are sensitive to assumptions and considerations regarding:

•	Claim incidence rates.

•	Claim termination rates.

•	Discount rates used to value expected future claim payments and premiums.

•	Persistency rates.

•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.

•	Expense rates including inflation.

Individual and group immediate annuity businesses. Policy reserves for our individual and group immediate annuity blocks of business are established at the time of policy issue and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts, and, therefore, there is no projected future premium. Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.

•	Discount rates used to value expected future annuity payments.

Individual life insurance. Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life under a reinsurance agreement. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore the associated reserves remain on Standard’s consolidated balance sheets and an equal amount is recorded as a recoverable from the reinsurer. We also retain a small number of individual policies arising out of individual conversions from our group life policies.

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

The following table sets forth total claim reserves by block of business:

	March 31, 2011	December 31, 2010
	(In millions)
Claim reserves:
Group disability insurance	$3,049.2	$3,022.2
Individual disability insurance	696.7	694.1
Group life insurance	753.7	750.5

Total claim reserves	$4,499.6	$4,466.8

Group and individual disability insurance. Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.

•	Claim termination rates.

•	Discount rates used to value expected future claim payments.

•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.

•	Expense rates including inflation.

•	Historical delay in reporting of claims incurred.

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

Group life insurance. Claim reserves for our group life products are established for death claims reported but not yet paid, IBNR for death and waiver claims and waiver of premium benefits. The death claim reserve is based on the actual amount to be paid. The IBNR claim reserves are calculated using historical information, and the waiver of premium benefit is calculated using a tabular reserve method that takes into account company experience and published industry tables.

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.

•	The claim termination rate.

•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Discount rate	5.50%	5.00%	5.00%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The increase in the discount rate from the first quarter and fourth quarter of 2010 was primarily due to our opportunistic purchase of tax-advantaged investments with high yields. Based on our current size, every 50 basis point increase in the discount rate would result in a decrease of approximately $3 million per quarter of benefits to policyholders. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the first quarter of 2011 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

The claim incidence rate for policy reserves and IBNR claim reserves can also fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. Claims incidence was higher for the first quarter of 2011 compared to the first quarter of 2010 for our long term disability insurance business.

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

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan is limited to employees who had reached the age of 40 or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is sponsored and administered by Standard and is frozen for new participants.

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

For the postretirement benefit plan, the assumed health care cost trend rates are also major assumptions that affect expenses and liabilities. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
	(In millions)
Effect on total of service and interest cost	$0.5	$(0.4)
Effect on postretirement benefit obligation	5.3	(4.2)

Our discount rate assumption is reviewed annually, and we use a December 31 measurement date for each of our plans. For more information concerning our pension and postretirement plans, see Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 4—Retirement Benefits.”

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.

•	Availability of capital required to support business growth and the effective utilization of capital, including our ability to achieve financing through debt or equity.

•	Changes in our liquidity needs and the liquidity of assets in our investment portfolios.

•	Integration and performance of business acquired through reinsurance or acquisition.

•	Changes in financial strength and credit ratings.

•	Changes in the regulatory environment at the state or federal level including changes in income tax rates and regulations or changes in U.S. GAAP accounting principles, practices or policies.

•	Findings in litigation or other legal proceedings.

•	Intent and ability to hold investments consistent with our investment strategy.

•	Receipt of dividends from, or contributions to, our subsidiaries.

•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.

•	Adequacy of asset-liability management.

•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.

•	Benefit ratios, including changes in claims incidence, severity and recovery.

•	Levels of persistency.

•	Adequacy of reserves established for future policy benefits.

•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.

•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.

•	Competition from other insurers and financial services companies, including the ability to competitively price our products.

•	Ability of reinsurers to meet their obligations.

•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.

•	Achievement of anticipated levels of operating expenses.

•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.

•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower type, property type and geographic region.

•	Credit quality of the holdings in our investment portfolios.

•	The condition of the economy and expectations for interest rate changes.

•	The effect of changing levels of commercial mortgage loan prepayment fees and participation levels on cash flows.

•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.

•	Adequacy of commercial mortgage loan loss allowance.

•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.

•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp Financial Group, Inc. since those reported in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 4: CONTROLS	AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2011, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

See Part 1, Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

ITEM 1A:	RISK FACTORS

Risk factors that may affect our business are as follows:

•

Our reserves for future policy benefits and claims related to our current and future business, as well as reserves related to businesses we may acquire in the future, may prove to be inadequate—For certain of our product lines, we establish and carry, as a liability, actuarially determined reserves to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities but instead are estimates based on assumptions, which can be materially affected by changes in the economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Claims experience on our products can fluctuate widely from period to period. If actual events vary materially from our assumptions used when establishing the reserves to meet our obligations for future policy benefits and claims, we may be required to increase our reserves, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us in sufficient amounts to pay dividends to shareholders, make payments on debt securities and meet our other obligations—We are a holding company for our insurance and asset management subsidiaries as well as for the subsidiaries that comprise our Other category and do not have any significant operations of our own. Dividends and permitted payments from our subsidiaries are our principal source of cash to pay dividends to shareholders, make payments on debt securities and meet our other obligations. As a result, our ability to pay dividends to shareholders and interest payments on debt securities will primarily depend upon the receipt of dividends and other distributions from our subsidiaries.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the near-term. Our 10-year senior notes of $250 million will mature in September 2012, and our junior subordinated debentures of $300 million will mature in 2067 with a call option in 2017. We maintain a $200 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. We had no outstanding balance on the Facility at March 31, 2011. The Facility is composed of a syndication of six banks. Commitments from the banks toward the available line of credit range from $10.0 million to $52.5 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•

If the U.S. economy and global financial markets do not continue to recover, it could have a lasting adverse effect on us—In addition to the risks we noted above that we are currently facing, if the U.S. economy and global financial markets do not continue to recover, we could be adversely affected in the following ways:

•	Increases in corporate tax rates to finance government-spending programs.

•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.

•	Loss of employer groups due to business acquisitions, bankruptcy or failure.

•	Declines in the financial health of reinsurers.

•	Reduction in the value of our general account investment portfolio.

•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1-31, 2011	25,000	$44.87	25,000	2,283,900
February 1-28, 2011	365,700	45.72	365,700	1,918,200
March 1-31, 2011	461,600	45.27	461,600	1,456,600

Total first quarter	852,300	45.45	852,300	1,456,600

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

The following table sets forth share repurchase activity:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	852,300	535,700
Cost of share repurchases	$38.7	$22.0
Volume weighted-average price per common share	45.45	41.11

Shares remaining under repurchase authorizations	1,456,600	3,807,400

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

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	(REMOVED AND RESERVED)

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	StanCorp Financial Group, Inc. Corporate Governance Guidelines dated February 14, 2011

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2011	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	StanCorp Financial Group, Inc. Corporate Governance Guidelines dated February 14, 2011	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.