Form 10-Q
period 2011-09-30
STANCORP FINANCIAL GROUP INC
filed 2011-11-02
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 21, 2011, there were 44,186,432 shares of the registrant’s common stock, no par value, outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Premiums	$539.8	$532.8	$1,610.6	$1,573.2
Administrative fees	28.5	29.1	87.4	86.7
Net investment income	147.3	152.7	456.9	444.5
Net capital gains (losses):
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.3)	(0.6)	(1.7)	(0.7)
All other net capital gains (losses)	8.0	(29.0)	(6.2)	(48.8)

Total net capital gains (losses)	7.7	(29.6)	(7.9)	(49.5)

Total revenues	723.3	685.0	2,147.0	2,054.9

Benefits and expenses:
Benefits to policyholders	432.2	400.9	1,324.7	1,207.7
Interest credited	36.7	44.1	117.1	116.6
Operating expenses	120.7	108.5	357.1	334.8
Commissions and bonuses	53.1	51.5	166.1	154.6
Premium taxes	9.1	8.4	27.4	26.1
Interest expense	9.7	9.7	29.2	29.2
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(4.9)	(7.7)	(17.3)	(20.6)

Total benefits and expenses	656.6	615.4	2,004.3	1,848.4

Income before income taxes	66.7	69.6	142.7	206.5
Income taxes	19.2	23.4	42.7	69.5

Net income	47.5	46.2	100.0	137.0

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities— available-for-sale:
Net unrealized capital gains on securities—available-for-sale	73.5	78.4	99.5	204.3
Reclassification adjustment for net capital gains included in net income	(0.7)	(1.9)	(4.7)	(7.5)
Employee benefit plans:
Prior service credit (cost) and net losses arising during the period, net	0.0	0.0	1.5	(2.5)
Reclassification adjustment for amortization to net periodic pension cost, net	0.9	0.9	2.5	2.7

Total other comprehensive income, net of tax	73.7	77.4	98.8	197.0

Comprehensive income	$121.2	$123.6	$198.8	$334.0

Net income per common share:
Basic	$1.07	$0.99	$2.22	$2.91
Diluted	1.07	0.99	2.21	2.90
Weighted-average common shares outstanding:
Basic	44,521,757	46,443,127	45,102,716	47,023,419
Diluted	44,577,667	46,607,410	45,256,407	47,255,157

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2011	December 31, 2010
A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,170.3 and $6,023.0)	$6,717.3	$6,419.1
Commercial mortgage loans, net	4,828.8	4,513.6
Real estate, net	235.9	210.6
Policy loans	3.0	3.3

Total investments	11,785.0	11,146.6
Cash and cash equivalents	172.2	152.0
Premiums and other receivables	121.2	101.9
Accrued investment income	114.2	110.8
Amounts recoverable from reinsurers	942.6	938.3
Deferred acquisition costs, value of business acquired and other intangible assets, net	373.4	357.1
Goodwill	36.0	36.0
Property and equipment, net	102.9	111.5
Other assets	64.5	101.7
Separate account assets	4,205.6	4,787.4

Total assets	$17,917.6	$17,843.3

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,622.1	$5,502.3
Other policyholder funds	4,969.2	4,627.8
Deferred tax liabilities, net	109.0	58.3
Short-term debt	251.3	2.2
Long-term debt	300.8	551.9
Other liabilities	428.2	401.3
Separate account liabilities	4,205.6	4,787.4

Total liabilities	15,886.2	15,931.2

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	0.0	0.0
Common stock, no par, 300,000,000 shares authorized; 44,186,432 and 46,159,387 shares issued at September 30, 2011 and December 31, 2010, respectively	78.7	158.2
Accumulated other comprehensive income	259.7	160.9
Retained earnings	1,693.0	1,593.0

Total shareholders’ equity	2,031.4	1,912.1

Total liabilities and shareholders’ equity	$17,917.6	$17,843.3

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance, January 1, 2010	47,744,524	$220.4	$71.4	$1,443.6	$1,735.4
Net income	0	0.0	0.0	189.0	189.0
Other comprehensive income, net of tax	0	0.0	89.5	0.0	89.5
Common stock:
Repurchased	(2,034,200)	(81.8)	0.0	0.0	(81.8)
Issued under share-based compensation plans, net	449,063	19.6	0.0	0.0	19.6
Dividends declared on common stock	0	0.0	0.0	(39.6)	(39.6)

Balance, December 31, 2010	46,159,387	158.2	160.9	1,593.0	1,912.1

Net income	0	0.0	0.0	100.0	100.0
Other comprehensive income, net of tax	0	0.0	98.8	0.0	98.8
Common stock:
Repurchased	(2,170,000)	(90.0)	0.0	0.0	(90.0)
Issued under share-based compensation plans, net	197,045	10.5	0.0	0.0	10.5

Balance, September 30, 2011	44,186,432	$78.7	$259.7	$1,693.0	$2,031.4

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2011	2010
Operating:
Net income	$100.0	$137.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	7.9	49.5
Depreciation and amortization	100.1	94.4
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(77.3)	(72.3)
Deferred income taxes	(2.0)	(15.9)
Changes in other assets and liabilities:
Receivables and accrued income	(26.7)	(7.1)
Future policy benefits and claims	114.0	86.9
Other, net	29.8	(9.8)

Net cash provided by operating activities	245.8	262.7

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	694.2	485.3
Proceeds from sale or repayment of commercial mortgage loans	424.5	340.1
Proceeds from sale of real estate	53.4	10.0
Acquisition of fixed maturity securities—available-for-sale	(847.5)	(501.8)
Acquisition or origination of commercial mortgage loans	(752.9)	(683.9)
Acquisition of real estate	(40.4)	(4.0)
Acquisition of property and equipment, net	(12.6)	(12.4)
Acquisition of businesses, net of cash acquired	0.0	(0.7)

Net cash used in investing activities	(481.3)	(367.4)

Financing:
Policyholder fund deposits	1,395.2	1,187.6
Policyholder fund withdrawals	(1,053.8)	(977.0)
Short-term debt	(0.9)	(0.4)
Long-term debt	(1.1)	(0.9)
Issuance of common stock	6.3	8.4
Repurchases of common stock	(90.0)	(79.9)

Net cash provided by financing activities	255.7	137.8

Increase in cash and cash equivalents	20.2	33.1
Cash and cash equivalents, beginning of period	152.0	108.3

Cash and cash equivalents, end of period	$172.2	$141.4

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$147.7	$139.4
Income taxes	59.6	84.7
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	13.0	94.3
Commercial mortgage loans originated on real estate sold	27.8	0.0

See Condensed Notes to Unaudited Consolidated Financial Statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp, headquartered in Portland, Oregon, is a holding company and conducts business through wholly-owned operating subsidiaries throughout the United States (“U.S”). Through its subsidiaries, StanCorp has the authority to underwrite insurance products in all 50 states. StanCorp operates through two segments: Insurance Services and Asset Management as well as an Other category. See “Note 5—Segments.”

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

Standard, the Company’s largest subsidiary, underwrites group long and short term disability insurance, individual disability insurance and annuity products, group life and accidental death and dismemberment (“AD&D”) insurance, and provides group dental and group vision insurance, absence management services and retirement plan products. Founded in 1906, Standard is domiciled in Oregon, licensed in all states except New York, and licensed in the District of Columbia and the U.S. territories of Guam and the Virgin Islands.

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group long term and short term disability insurance, individual disability insurance, group life and AD&D insurance and group dental insurance in New York.

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

Adaptu provides an online service to help users plan and manage their financial lives.

StanCorp and Standard hold interests in low-income housing tax credit investments. These interests do not meet the requirements for consolidation under existing accounting standards, and thus the Company’s interests in the low-income housing tax credit investments are accounted for under the equity method of accounting. The total investment in these interests was $131.8 million and $57.5 million at September 30, 2011 and December 31, 2010, respectively.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2011, and for the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. Interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. This report should be read in conjunction with the Company’s 2010 annual report on Form 10-K.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (in millions)	$47.5	$46.2	$100.0	$137.0

Basic weighted-average common shares outstanding	44,521,757	46,443,127	45,102,716	47,023,419
Stock options	55,910	164,283	152,368	229,346
Stock awards	0	0	1,323	2,392

Diluted weighted-average common shares outstanding	44,577,667	46,607,410	45,256,407	47,255,157

Net income per common share:
Net income per basic common share	$1.07	$0.99	$2.22	$2.91
Net income per diluted common share	1.07	0.99	2.21	2.90
Antidilutive shares not included in net income per diluted common share calculation	2,264,262	1,745,319	1,903,674	1,155,375

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. Of the 4.8 million shares of common stock authorized for the 2002 Plan, 1.2 million shares or options for shares remain available for grant at September 30, 2011. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 2.0 million shares authorized for the ESPP, 0.2 million shares remain available for issuance at September 30, 2011.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Compensation cost	$1.4	$1.2	$4.5	$3.9
Related income tax benefit	0.5	0.5	1.6	1.4

The Company has provided three types of share-based compensation pursuant to the 2002 Plan: option grants, stock award grants and director stock grants.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Options are granted with an exercise price equal to the closing market price of StanCorp common stock on the grant date. Directors’ options vest after one year with other options generally vesting in equal installments over a four year period.

The Company granted 236,785 and 265,752 options for the first nine months of 2011 and 2010, respectively, at a weighted-average exercise price of $45.46 and $41.86, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first nine months of 2011 and 2010 was $17.48 and $16.07, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At September 30, 2011, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $6.7 million. This compensation cost will be recognized over a weighted-average period of 2.5 years.

Stock Award Grants

The Company grants performance-based stock awards (“Performance Shares”) to designated senior officers. The payout for these awards is based on the Company’s financial performance over a three-year period. Performance Share grants represent the maximum number of shares of StanCorp common stock issuable to the designated senior officers. The actual number of shares issued at the end of the performance period is based on satisfaction of employment and Company financial performance conditions, with a portion of the shares withheld to cover required tax withholding. Under the 2002 Plan, the Company had 0.7 million shares available for issuance as stock award grants at September 30, 2011.

The Company granted 116,978 and 64,790 Performance Shares for the first nine months of 2011 and 2010, respectively.

The Company issued 4,906 and 10,276 shares of StanCorp common stock for the first nine months of 2011 and 2010, respectively, to redeem Performance Shares that vested following the 2010 and 2009 performance periods, net of Performance Shares withheld to cover the required taxes.

The fair value of the Performance Shares is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $9.7 million in additional compensation cost would be recognized through 2013. The target or expected payout is 70% of the maximum Performance Shares for the 2011 and 2012 performance periods and 50% of the maximum Performance Shares for the 2013 performance period. A target payout for these periods would result in approximately $5.7 million of additional compensation cost through 2013. This cost is expected to be recognized over a weighted-average period of 1.7 years.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Compensation cost	$0.3	$0.3	$1.1	$1.0
Related income tax benefit	0.1	0.1	0.4	0.4

4.	RETIREMENT BENEFITS

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

The Company recognizes the funded status of the pension plans as an asset or liability on the balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the year-end balance sheet date. While the Company is not obligated to make any contributions to its pension plans for 2011, it does evaluate the funding status of these plans annually in the fourth quarter.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Components of net periodic benefit cost:
Service cost	$2.4	$2.5	$7.4	$7.3
Interest cost	4.5	4.2	13.6	12.6
Expected return on plan assets	(5.6)	(5.1)	(16.8)	(15.2)
Amortization of prior service cost	0.2	0.2	0.5	0.5
Amortization of net actuarial loss	1.0	1.1	2.9	3.3

Net periodic benefit cost	2.5	2.9	7.6	8.5

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of net actuarial loss	(1.0)	(1.1)	(2.9)	(3.3)

Total recognized in other comprehensive income	(1.2)	(1.3)	(3.4)	(3.8)

Total recognized in net periodic benefit cost and other comprehensive income	$1.3	$1.6	$4.2	$4.7

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

The Company recognizes the funded status of the postretirement benefit plan, as an asset or liability on the balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the accumulated benefit obligation.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive loss for postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Components of net periodic benefit cost:
Service cost	$0.4	$0.3	$0.8	$1.0
Interest cost	0.6	0.6	1.6	1.6
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial loss	0.0	0.1	0.0	0.2

Net periodic benefit cost	0.7	0.7	1.6	2.0

Other changes in plan assets and benefit obligation recognized in other comprehensive loss (income):
Net gain	0.0	0.0	(2.3)	0.0
Amortization of prior service credit	0.1	0.1	0.2	0.2
Amortization of net actuarial loss	0.0	(0.1)	0.0	(0.2)

Total recognized in other comprehensive loss (income)	0.1	0.0	(2.1)	0.0

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$0.8	$0.7	$(0.5)	$2.0

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.4 million for the third quarters of 2011 and 2010 and $8.2 million and $8.0 million for the first nine months of 2011 and 2010, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.5 million at September 30, 2011 and December 31, 2010.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $27.4 million and $26.7 million at September 30, 2011 and December 31, 2010, respectively. Expenses were $0.7 million and $0.6 million for the third quarters of 2011 and 2010, respectively, and were $2.1 million and $1.9 million for the first nine months of 2011 and 2010. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income were $5.1 million and $5.4 million at September 30, 2011 and December 31, 2010, respectively.

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

The following table sets forth intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Intersegment administrative fee revenues	$4.2	$3.7	$12.4	$11.0

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$224.7	$210.9	$670.8	$625.5
Group long term disability	200.5	200.6	602.0	599.3
Group short term disability	52.4	50.8	156.3	152.1
Group other	20.5	20.3	60.5	61.1
Experience rated refunds	(4.0)	(9.9)	(14.2)	(16.2)

Total group insurance	494.1	472.7	1,475.4	1,421.8
Individual disability insurance	44.2	41.5	129.0	122.4

Total Insurance Services premiums	538.3	514.2	1,604.4	1,544.2

Asset Management:
Retirement plans	0.7	0.9	1.4	1.0
Individual annuities	0.8	17.7	4.8	28.0

Total Asset Management premiums	1.5	18.6	6.2	29.0

Total premiums	$539.8	$532.8	$1,610.6	$1,573.2

Administrative fees:
Insurance Services:
Group insurance	$2.9	$2.5	$8.4	$6.7
Individual disability insurance	0.1	0.1	0.2	0.2

Total Insurance Services administrative fees	3.0	2.6	8.6	6.9

Asset Management:
Retirement plans	22.3	23.3	68.5	69.5
Other financial services businesses	7.4	7.0	22.7	21.3

Total Asset Management administrative fees	29.7	30.3	91.2	90.8

Other	(4.2)	(3.8)	(12.4)	(11.0)

Total administrative fees	$28.5	$29.1	$87.4	$86.7

Net investment income:
Insurance Services:
Group insurance	$72.7	$71.6	$216.0	$213.2
Individual disability insurance	13.1	13.2	39.6	39.3

Total Insurance Services net investment income	85.8	84.8	255.6	252.5

Asset Management:
Retirement plans	22.5	21.7	66.9	64.8
Individual annuities	33.4	40.1	117.2	106.3
Other financial services businesses	3.1	4.1	9.4	10.1

Total Asset Management net investment income	59.0	65.9	193.5	181.2

Other	2.5	2.0	7.8	10.8

Total net investment income	$147.3	$152.7	$456.9	$444.5

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total

	(In millions)
Three Months Ended September 30, 2011
Revenues:
Premiums	$538.3	$1.5	$0.0	$539.8
Administrative fees	3.0	29.7	(4.2)	28.5
Net investment income	85.8	59.0	2.5	147.3
Net capital gains	0.0	0.0	7.7	7.7

Total revenues	627.1	90.2	6.0	723.3

Benefits and expenses:
Benefits to policyholders	427.1	5.1	0.0	432.2
Interest credited	0.9	35.8	0.0	36.7
Operating expenses	84.2	28.9	7.6	120.7
Commissions and bonuses	46.1	7.0	0.0	53.1
Premium taxes	9.1	0.0	0.0	9.1
Interest expense	0.0	0.0	9.7	9.7
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(5.9)	1.0	0.0	(4.9)

Total benefits and expenses	561.5	77.8	17.3	656.6

Income (loss) before income taxes	$65.6	$12.4	$(11.3)	$66.7

	Insurance Services	Asset Management	Other	Total

	(In millions)
Three Months Ended September 30, 2010
Revenues:
Premiums	$514.2	$18.6	$0.0	$532.8
Administrative fees	2.6	30.3	(3.8)	29.1
Net investment income	84.8	65.9	2.0	152.7
Net capital losses	0.0	0.0	(29.6)	(29.6)

Total revenues	601.6	114.8	(31.4)	685.0

Benefits and expenses:
Benefits to policyholders	379.6	21.3	0.0	400.9
Interest credited	1.4	42.7	0.0	44.1
Operating expenses	81.1	28.8	(1.4)	108.5
Commissions and bonuses	44.0	7.5	0.0	51.5
Premium taxes	8.5	(0.1)	0.0	8.4
Interest expense	0.0	0.0	9.7	9.7
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(7.3)	(0.4)	0.0	(7.7)

Total benefits and expenses	507.3	99.8	8.3	615.4

Income (loss) before income taxes	$94.3	$15.0	$(39.7)	$69.6

	Insurance Services	Asset Management	Other	Total

	(In millions)
Nine Months Ended September 30, 2011
Revenues:
Premiums	$1,604.4	$6.2	$0.0	$1,610.6
Administrative fees	8.6	91.2	(12.4)	87.4
Net investment income	255.6	193.5	7.8	456.9
Net capital losses	0.0	0.0	(7.9)	(7.9)

Total revenues	1,868.6	290.9	(12.5)	2,147.0

Benefits and expenses:
Benefits to policyholders	1,309.5	15.2	0.0	1,324.7
Interest credited	3.5	113.6	0.0	117.1
Operating expenses	256.4	87.2	13.5	357.1
Commissions and bonuses	140.3	25.8	0.0	166.1
Premium taxes	27.3	0.1	0.0	27.4
Interest expense	0.0	0.0	29.2	29.2
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(18.2)	0.9	0.0	(17.3)

Total benefits and expenses	1,718.8	242.8	42.7	2,004.3

Income (loss) before income taxes	$149.8	$48.1	$(55.2)	$142.7

Total assets	$8,132.7	$9,499.4	$285.5	$17,917.6

	Insurance Services	Asset Management	Other	Total

	(In millions)
Nine Months Ended September 30, 2010
Revenues:
Premiums	$1,544.2	$29.0	$0.0	$1,573.2
Administrative fees	6.9	90.8	(11.0)	86.7
Net investment income	252.5	181.2	10.8	444.5
Net capital losses	0.0	0.0	(49.5)	(49.5)

Total revenues	1,803.6	301.0	(49.7)	2,054.9

Benefits and expenses:
Benefits to policyholders	1,169.4	38.3	0.0	1,207.7
Interest credited	3.8	112.8	0.0	116.6
Operating expenses	248.9	89.2	(3.3)	334.8
Commissions and bonuses	132.4	22.2	0.0	154.6
Premium taxes	26.0	0.1	0.0	26.1
Interest expense	0.0	0.1	29.1	29.2
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(18.5)	(2.1)	0.0	(20.6)

Total benefits and expenses	1,562.0	260.6	25.8	1,848.4

Income (loss) before income taxes	$241.6	$40.4	$(75.5)	$206.5

Total assets	$7,917.0	$9,366.9	$192.2	$17,476.1

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach, which uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following table sets forth the estimated fair value and the carrying value of each financial instrument:

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$464.6	$464.6	$415.9	$415.9
U.S. state and political subdivision bonds	175.3	175.3	209.1	209.1
Foreign government bonds	72.5	72.5	69.6	69.6
Corporate bonds	6,000.5	6,000.5	5,711.2	5,711.2
S&P 500 Index options	4.4	4.4	13.3	13.3

Total fixed maturity securities	$6,717.3	$6,717.3	$6,419.1	$6,419.1

Commercial mortgage loans, net	$5,285.4	$4,828.8	$4,739.7	$4,513.6
Policy loans	3.0	3.0	3.3	3.3
Separate account assets	4,205.6	4,205.6	4,787.4	4,787.4
Liabilities:
Total other policyholder funds, investment type contracts	4,472.5	$4,339.8	$4,186.2	$4,010.1
Index-based interest guarantees	47.2	47.2	48.5	48.5
Long-term debt	265.8	300.8	558.2	551.9

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

The fair value for long-term debt was predominantly based on quoted market prices as of September 30, 2011 and December 31, 2010, and trades occurring close to September 30, 2011 and December 31, 2010. The fair value of long-term debt decreased compared to December 31, 2010 as $250 million of 10-year senior notes, which mature on September 25, 2012, were classified as short-term debt as of September 30, 2011.

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

External valuations are validated by the Company at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company utilizes discounted cash flow models or performs independent valuations of inputs and assumptions similar to those used by the pricing service. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of September 30, 2011 or December 31, 2010.

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

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	000000000000	000000000000	000000000000	000000000000
	September 30, 2011
	Total	Level 1	Level 2	Level 3

	(In millions)
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$464.6	$0.0	$464.0	$0.6
U.S. state and political subdivision bonds	175.3	0.0	173.9	1.4
Foreign government bonds	72.5	0.0	72.5	0.0
Corporate bonds	6,000.5	0.0	5,938.8	61.7
S&P 500 Index options	4.4	0.0	0.0	4.4

Total fixed maturity securities	$6,717.3	$0.0	$6,649.2	$68.1

Separate account assets	$4,205.6	$4,039.2	$166.4	$0.0

Liabilities:

Index-based interest guarantees	$47.2	$0.0	$0.0	$47.2

	December 31, 2010
	Total	Level 1	Level 2	Level 3

	(In millions)
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$415.9	$0.0	$415.0	$0.9
U.S. state and political subdivision bonds	209.1	0.0	207.4	1.7
Foreign government bonds	69.6	0.0	69.6	0.0
Corporate bonds	5,711.2	0.0	5,652.2	59.0
S&P 500 Index options	13.3	0.0	0.0	13.3

Total fixed maturity securities	$6,419.1	$0.0	$6,344.2	$74.9

Separate account assets	$4,787.4	$4,586.4	$201.0	$0.0

Liabilities:
Index-based interest guarantees	$48.5	$0.0	$0.0	$48.5

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	and political	and political	and political	and political	and political	and political
	Three Months Ended September 30, 2011
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning asset (liability) balance	$0.7	$1.4	$55.2	$12.8	$70.1	$(51.1)
Total realized/unrealized gains (losses):
Included in net income	0.0	0.0	0.0	(6.8)	(6.8)	3.8
Included in other comprehensive income (loss)	(0.1)	0.0	0.6	0.0	0.5	0.0
Purchases, issuances, sales and settlements:
Purchases	0.0	0.0	0.0	2.2	2.2	0.0
Issuances	0.0	0.0	0.0	0.0	0.0	(0.4)
Sales	0.0	0.0	(0.2)	0.0	(0.2)	0.0
Settlements	0.0	0.0	0.0	(3.8)	(3.8)	0.5
Transfers into level 3	0.0	0.0	6.1	0.0	6.1	0.0
Transfers out of level 3	0.0	0.0	0.0	0.0	0.0	0.0

Ending asset (liability) balance	$0.6	$1.4	$61.7	$4.4	$68.1	$(47.2)

	Three Months Ended September 30, 2010
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning asset (liability) balance	$5.2	$1.7	$67.8	$5.6	$80.3	$(40.0)
Total realized/unrealized gains (losses):
Included in net income	0.0	0.0	0.0	4.0	4.0	(5.5)
Included in other comprehensive income (loss)	(0.1)	0.0	4.3	0.0	4.2	0.0
Purchases, issuances, sales and settlements:
Purchases	0.0	0.0	0.0	1.9	1.9	0.0
Issuances	0.0	0.0	0.0	0.0	0.0	(0.5)
Sales	0.0	0.0	(5.1)	0.0	(5.1)	0.0
Settlements	0.0	0.0	0.0	(2.0)	(2.0)	0.1
Transfers into level 3	0.0	0.0	0.0	0.0	0.0	0.0
Transfers out of level 3	(4.0)	0.0	0.0	0.0	(4.0)	0.0

Ending asset (liability) balance	$1.1	$1.7	$67.0	$9.5	$79.3	$(45.9)

	and political	and political	and political	and political	and political	and political
	Nine Months Ended September 30, 2011
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning asset (liability) balance	$0.9	$1.7	$59.0	$13.3	$74.9	$(48.5)
Total realized/unrealized gains (losses):
Included in net income	0.0	0.0	0.0	(3.0)	(3.0)	1.7
Included in other comprehensive income (loss)	(0.3)	0.1	(1.5)	0.0	(1.7)	0.0
Purchases, issuances, sales and settlements:
Purchases	0.0	0.0	0.0	6.9	6.9	0.0
Issuances	0.0	0.0	0.0	0.0	0.0	(1.6)
Sales	0.0	0.0	(1.9)	0.0	(1.9)	0.0
Settlements	0.0	0.0	0.0	(12.8)	(12.8)	1.2
Transfers into level 3	0.0	0.0	6.1	0.0	6.1	0.0
Transfers out of level 3	0.0	(0.4)	0.0	0.0	(0.4)	0.0

Ending asset (liability) balance	$0.6	$1.4	$61.7	$4.4	$68.1	$(47.2)

	Nine Months Ended September 30, 2010
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning asset (liability) balance	$7.5	$1.7	$68.4	$8.6	$86.2	$(40.4)
Total realized/unrealized gains (losses):
Included in net income	0.0	0.0	(0.6)	1.3	0.7	(3.1)
Included in other comprehensive income (loss)	0.0	0.0	7.9	0.0	7.9	0.0
Purchases, issuances, sales and settlements:
Purchases	0.0	0.0	0.0	6.1	6.1	0.0
Issuances	0.0	0.0	0.0	0.0	0.0	(2.6)
Sales	0.0	0.0	(8.7)	0.0	(8.7)	0.0
Settlements	0.0	0.0	0.0	(6.5)	(6.5)	0.2
Transfers into level 3	0.0	0.0	1.8	0.0	1.8	0.0
Transfers out of level 3	(6.4)	0.0	(1.8)	0.0	(8.2)	0.0

Ending asset (liability) balance	$1.1	$1.7	$67.0	$9.5	$79.3	$(45.9)

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable market inputs for these investments. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable market inputs for these investments. There were no significant transfers between Level 1 and Level 2 for the first nine months of 2011 and 2010.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(In millions)
Assets:
S&P 500 Index options	$(7.0)	$4.0	$(5.9)	$1.3

Liabilities:
Index-based interest guarantees	$3.0	$(5.5)	$(1.4)	$(3.1)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded in other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded as interest credited. The interest credited amount included negative interest on policyholder funds due to changes in the Level 3 actuarial assumptions of $0.2 million and $1.7 million for the third quarters of 2011 and 2010, respectively, and $1.7 million and $3.4 million for the first nine months of 2011 and 2010, respectively.

Certain assets and liabilities are measured at fair value on a nonrecurring basis such as impaired commercial mortgage loans with specific allowances for losses and real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”). The impaired commercial mortgage loans and real estate owned are valued using Level 3 measurements. These Level 3 inputs are evaluated and determined by management on a quarterly basis. The commercial mortgage loan measurements include valuation of the market value of the asset using general underwriting procedures and appraisals. Real estate owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as independent appraisals are received.

The following table sets forth the assets measured at fair value on a nonrecurring basis for the first nine months of 2011 that the Company continued to hold:

	September 30, 2011
	Total	Level 1	Level 2	Level 3

	(In millions)
Commercial mortgage loans	$45.0	$0.0	$0.0	$45.0
Real estate owned	52.6	0.0	0.0	52.6

Total assets measured at fair value on a nonrecurring basis	$97.6	$0.0	$0.0	$97.6

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $71.8 million were written down to their fair value of $45.0 million, less selling costs, at September 30, 2011. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $26.8 million at September 30, 2011. The real estate owned measured on a nonrecurring basis for the first nine months of 2011, and still held at September 30, 2011 had capital losses totaling $11.1 million for the first nine months of 2011.

The following table sets forth the assets measured at fair value on a nonrecurring basis for the first nine months of 2010 that the Company continued to hold:

	September 30, 2010
	Total	Level 1	Level 2	Level 3

	(In millions)
Commercial mortgage loans	$38.6	$0.0	$0.0	$38.6
Real estate owned	91.5	0.0	0.0	91.5

Total assets measured at fair value on a nonrecurring basis	$130.1	$0.0	$0.0	$130.1

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $58.9 million were written down to their fair value of $38.6 million, less selling costs, at September 30, 2010. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $20.3 million at September 30, 2010. The real estate owned measured on a nonrecurring basis for the first nine months of 2010, and still held at September 30, 2010 had capital losses totaling $17.3 million for the first nine months of 2010. See “Note 7—Investments—Commercial Mortgage Loans” for further disclosures regarding the commercial mortgage loan loss allowance.

7. INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
U.S. government and agency bonds	$400.3	$64.3	$0.0	$464.6
U.S. state and political subdivision bonds	161.8	13.5	0.0	175.3
Foreign government bonds	61.8	10.7	0.0	72.5
Corporate bonds	5,542.0	481.5	(23.0)	6,000.5
S&P 500 Index options	4.4	0.0	0.0	4.4

Total fixed maturity securities	$6,170.3	$570.0	$(23.0)	$6,717.3

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
U.S. government and agency bonds	$374.4	$41.5	$0.0	$415.9
U.S. state and political subdivision bonds	203.3	8.0	(2.2)	209.1
Foreign government bonds	63.2	6.5	(0.1)	69.6
Corporate bonds	5,368.8	359.8	(17.4)	5,711.2
S&P 500 Index options	13.3	0.0	0.0	13.3

Total fixed maturity securities	$6,023.0	$415.8	$(19.7)	$6,419.1

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In millions)
Due in one year or less	$527.2	$537.2	$591.0	$600.9
Due after one year through five years	2,594.4	2,756.5	2,563.9	2,735.0
Due after five years through ten years	2,174.4	2,385.3	1,926.3	2,078.5
Due after ten years	874.3	1,038.3	941.8	1,004.7

Total fixed maturity securities	$6,170.3	$6,717.3	$6,023.0	$6,419.1

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds without make-whole provisions represented 5.6%, or $379.3 million, of the Company’s fixed maturity securities portfolio at September 30, 2011. At September 30, 2011, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	$510.0	$510.0	$510.0	$510.0	$510.0	$510.0
	September 30, 2011
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	518	$23.0	502	$21.0	16	$2.0

Total	518	$23.0	502	$21.0	16	$2.0

Fair market value of securities with unrealized losses:
Corporate bonds	518	$523.5	502	$510.0	16	$13.5

Total	518	$523.5	502	$510.0	16	$13.5

	December 31, 2010
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
U.S. state and political subdivision bonds	37	$2.2	33	$2.0	4	$0.2
Foreign government bonds	2	0.1	2	0.1	0	0.0
Corporate bonds	433	17.4	347	14.9	86	2.5

Total	472	$19.7	382	$17.0	90	$2.7

Fair market value of securities with unrealized losses:
U.S. state and political subdivision bonds	37	$51.7	33	$46.7	4	$5.0
Foreign government bonds	2	1.9	2	1.9	0	0.0
Corporate bonds	433	487.5	347	448.9	86	38.6

Total	472	$541.1	382	$497.5	90	$43.6

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

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At September 30, 2011, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	september	september	september	september
	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,398.6	49.7%	$2,186.4	48.4%
Office	899.7	18.6	855.2	18.9
Industrial	887.7	18.4	829.0	18.4
Hotel/motel	260.9	5.4	301.8	6.7
Commercial	189.3	3.9	179.5	4.0
Apartment and other	192.6	4.0	161.7	3.6

Total commercial mortgage loans	$4,828.8	100.0%	$4,513.6	100.0%

Geographic region:
Pacific	$1,677.3	34.7%	$1,558.5	34.5%
South Atlantic	918.9	19.0	838.9	18.6
Mountain	575.7	11.9	541.1	12.0
West South Central	595.6	12.3	547.2	12.1
East North Central	383.5	8.0	350.4	7.8
Middle Atlantic	244.8	5.1	257.1	5.7
West North Central	178.2	3.7	165.5	3.7
East South Central	134.2	2.8	129.0	2.8
New England	120.6	2.5	125.9	2.8

Total commercial mortgage loans	$4,828.8	100.0%	$4,513.6	100.0%

U.S. state:
California	$1,320.6	27.4%	$1,236.1	27.4%
Texas	541.2	11.2	495.8	11.0
Georgia	267.7	5.5	268.3	5.9
Florida	283.5	5.9	240.2	5.3
Other states	2,415.8	50.0	2,273.2	50.4

Total commercial mortgage loans	$4,828.8	100.0%	$4,513.6	100.0%

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

If it is determined a loan is impaired, a specific allowance is recorded, if necessary.

General Loan Loss Allowance

The general loan loss allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, actual loan loss experience and individual loan analysis.

Specific Loan Loss Allowance

An impaired commercial mortgage loan is a loan that is not performing to the contractual terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. The Company also holds specific loan loss allowances on certain performing commercial mortgage loans that it continues to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which the Company has determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. In addition, for impaired commercial mortgage loans, the Company evaluates the cost to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur and other quantitative information management has concerning the loan. Portions of loans that are deemed uncollectible are written off against the allowance, and recoveries, if any, are credited to the allowance.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$43.5	$27.1	$36.1	$19.6
Provision	7.5	13.7	25.5	43.4
Charge-offs, net	(3.9)	(4.0)	(14.5)	(26.2)

Ending balance	$47.1	$36.8	$47.1	$36.8

Specific loan loss allowance	$26.8	$20.3	$26.8	$20.3
General loan loss allowance	20.3	16.5	20.3	16.5

Total commercial mortgage loan loss allowance	$47.1	$36.8	$47.1	$36.8

The smaller increase in the provision for the commercial mortgage loan loss allowance for the third quarter and first nine months of 2011 compared to the same periods of 2010 was primarily due to a prior year provision related to a single borrower. The lower charge-offs for the first nine months of 2011 compared to the first nine months of 2010 was primarily related to the prior year acceptance of deeds in lieu of foreclosure associated with a single borrower in the second quarter of 2010, which did not recur in 2011.

The following table sets forth the recorded investment in commercial mortgage loans:

	September 30, 2011	December 31, 2010
	(In millions)
Commercial mortgage loans collectively evaluated for impairment	$4,783.3	$4,467.4
Commercial mortgage loans individually evaluated for impairment	92.6	82.3
Commercial mortgage loan loss allowance	(47.1)	(36.1)

Total commercial mortgage loans	$4,828.8	$4,513.6

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	September 30, 2011
	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total

	(In millions)
Performing commercial mortgage loans	$2,387.7	$887.9	$878.7	$260.9	$183.1	$186.7	$4,785.0
Nonperforming commercial mortgage loans	10.9	11.8	9.0	0.0	6.2	5.9	43.8

Total commercial mortgage loans	$2,398.6	$899.7	$887.7	$260.9	$189.3	$192.6	$4,828.8

	December 31, 2010
	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total
	(In millions)
Performing commercial mortgage loans	$2,175.3	$847.8	$817.7	$301.8	$174.8	$161.2	$4,478.6
Nonperforming commercial mortgage loans	11.1	7.4	11.3	0.0	4.7	0.5	35.0

Total commercial mortgage loans	$2,186.4	$855.2	$829.0	$301.8	$179.5	$161.7	$4,513.6

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2011
		Unpaid		Amount on
	Recorded	Principal	Related	Nonaccrual
	Investment	Balance	Allowance	Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$8.2	$8.2	$0.0	$2.0
Office	3.7	3.7	0.0	2.1
Industrial	1.9	1.9	0.0	0.0
Hotel/motel	5.9	5.9	0.0	0.0
Apartment and other	1.1	1.1	0.0	0.9

Total impaired commercial mortgage loans without specific loan loss allowances	20.8	20.8	0.0	5.0

With specific loan loss allowances:
Retail	35.9	35.9	11.1	14.0
Office	15.1	15.1	5.3	8.6
Industrial	12.8	12.8	5.3	12.8
Commercial	7.4	7.4	4.9	7.4
Apartment and other	0.6	0.6	0.2	0.6

Total impaired commercial mortgage loans with specific loan loss allowances	71.8	71.8	26.8	43.4

Total impaired commercial mortgage loans	$92.6	$92.6	$26.8	$48.4

	December 31, 2010
		Unpaid		Amount on
	Recorded	Principal	Related	Nonaccrual
	Investment	Balance	Allowance	Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$6.8	$6.8	$0.0	$0.4
Office	2.3	2.3	0.0	1.1
Industrial	3.0	3.0	0.0	3.0
Hotel/motel	5.9	5.9	0.0	5.9

Total impaired commercial mortgage loans without specific loan loss allowances	18.0	18.0	0.0	10.4

With specific loan loss allowances:
Retail	34.4	34.4	10.4	21.5
Office	11.2	11.2	2.5	6.9
Industrial	10.8	10.8	4.6	10.8
Commercial	7.4	7.4	2.8	6.5
Apartment and other	0.5	0.5	0.1	0.2

Total impaired commercial mortgage loans with specific loan loss allowances	64.3	64.3	20.4	45.9

Total impaired commercial mortgage loans	$82.3	$82.3	$20.4	$56.3

The increase in the impaired commercial mortgage loans at September 30, 2011 compared to December 31, 2010 was primarily due to an increase in restructured commercial mortgage loans. As of September 30, 2011 and December 31, 2010, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

As a result of adopting the amendments in Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, the Company reassessed all restructurings that occurred on or after

January 1, 2011 for identification as troubled debt restructurings. The Company did not identify any troubled debt restructurings that were not already considered impaired and there were no troubled debt restructurings that subsequently defaulted during the period.

The following table sets forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
		Pre-	Post-		Pre-	Post-
		Restructuring	Restructuring		Restructuring	Restructuring
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	2	$1.3	$1.3	4	$3.8	$3.3
Office	1	0.7	0.7	1	0.7	0.7

Total troubled debt restructurings	3	$2.0	$2.0	5	$4.5	$4.0

A restructuring is considered to be a troubled debt restructuring when the debtor is experiencing financial difficulties and the restructured terms constitute a concession. The Company evaluates all restructured commercial mortgage loans for indications of troubled debt restructurings and the potential losses related to these restructurings. If a loan is considered a troubled debt restructuring, the Company impairs the loan and records a specific allowance for estimated losses.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Average recorded investment	$91.9	$63.5	$89.2	$74.9

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

The amount of interest income recognized on impaired commercial mortgage loans was $0.7 million and $0.5 million for the third quarters of 2011 and 2010, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $0.7 million and $0.4 million for the third quarters of 2011 and 2010, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	September 30, 2011
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$9.9	$2.0	$5.0	$16.9	$(2.5)	$2,384.2	$2,398.6
Office	1.7	0.8	2.0	4.5	(0.9)	896.1	899.7
Industrial	2.8	0.6	9.2	12.6	(1.8)	876.9	887.7
Hotel/motel	0.0	0.0	0.0	0.0	0.0	260.9	260.9
Commercial	0.0	0.0	1.2	1.2	(0.8)	188.9	189.3
Apartment and other	0.4	0.0	0.5	0.9	(0.2)	191.9	192.6

Total commercial mortgage loans	$14.8	$3.4	$17.9	$36.1	$(6.2)	$4,798.9	$4,828.8

	December 31, 2010
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$7.2	$0.0	$5.5	$12.7	$(1.9)	$2,175.6	$2,186.4
Office	5.0	1.5	3.2	9.7	(1.0)	846.5	855.2
Industrial	4.8	2.1	5.5	12.4	(0.9)	817.5	829.0
Hotel/motel	0.0	0.0	0.0	0.0	0.0	301.8	301.8
Commercial	0.0	0.0	1.2	1.2	(0.6)	178.9	179.5
Apartment and other	0.9	0.4	0.2	1.5	(0.1)	160.3	161.7

Total commercial mortgage loans	$17.9	$4.0	$15.6	$37.5	$(4.5)	$4,480.6	$4,513.6

The Company closely monitors all past due commercial mortgage loans; additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $21.3 million and $19.6 million at September 30, 2011 and December 31, 2010, respectively. The Company’s current level of 60 days past due commercial mortgage loans is higher than its historical levels due to the current economic challenges. Overall, loans at least 60 days past due were 0.43% of the commercial mortgage loan portfolio at September 30, 2011 and December 31, 2010.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Fixed maturity securities:
Bonds	$79.2	$79.6	$243.1	$240.8
S&P 500 Index options	(6.8)	4.0	(3.0)	1.3

Total fixed maturity securities	72.4	83.6	240.1	242.1
Commercial mortgage loans	79.6	72.8	229.9	211.4
Real estate	(1.2)	0.6	(2.6)	1.9
Other	2.0	1.2	6.1	4.4

Gross investment income	152.8	158.2	473.5	459.8
Investment expenses	(5.5)	(5.5)	(16.6)	(15.3)

Net investment income	$147.3	$152.7	$456.9	$444.5

Realized Gross Capital Gains and Losses The following table sets forth gross capital gains and losses by investment type:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Gains:
Fixed maturity securities	$1.3	$3.8	$9.4	$14.2
Commercial mortgage loans	0.3	0.3	0.7	0.8
Real estate investments	19.4	0.0	28.1	1.1
Real estate owned	0.2	0.2	0.6	0.4

Gross capital gains	21.2	4.3	38.8	16.5

Losses:
Fixed maturity securities	(0.6)	(0.7)	(2.2)	(2.3)
Provision for commercial mortgage loan losses	(7.5)	(13.7)	(25.5)	(43.4)
Real estate investments	0.0	0.0	(0.2)	0.0
Real estate owned	(3.8)	(16.9)	(17.0)	(17.6)
Other	(1.6)	(2.6)	(1.8)	(2.7)

Gross capital losses	(13.5)	(33.9)	(46.7)	(66.0)

Net capital gains (losses)	$7.7	$(29.6)	$(7.9)	$(49.5)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.7 million and $6.6 million at September 30, 2011 and December 31, 2010, respectively.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company sells indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited and represent an estimate of the cost of the options to be purchased in the future to manage the risk related to the index-based interest guarantees. The index-based interest guarantees are discounted back to the date of the balance sheet using current market indicators for future interest rates, option costs and actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based interest guarantees.

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

The notional amount of the Company’s index option contracts at September 30, 2011 and December 31, 2010 was $310.1 million and $303.8 million, respectively. Option premiums paid for the Company’s index option contracts were $2.2 million and $1.9 million for the third quarters of 2011 and 2010, respectively, and were $6.9 million and $6.1 million for the first nine months of 2011 and 2010, respectively. The Company received $3.8 million and $2.0 million for options exercised for the third quarters of 2011 and 2010, respectively, and $12.8 million and $6.5 million for the first nine months of 2011 and 2010, respectively.

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

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	September 30, 2011	December 31, 2010

	(In millions)
Assets:
Fixed maturity securities:
S&P 500 Index options	$4.4	$13.3

Liabilities:
Other policyholder funds:
Index-based interest guarantees	$47.2	$48.5

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2011	2010	2011	2010

	(In millions)
Net investment income:
S&P 500 Index options	$(6.8)	$4.0	$(3.0)	$1.3

Interest credited:
Index-based interest guarantees	3.8	(5.5)	1.7	(3.1)

Net loss	$(3.0)	$(1.5)	$(1.3)	$(1.8)

Changes in the fair value of the S&P 500 Index options and index-based interest guarantees are primarily the result of changes in the S&P 500 Index and interest rates and are recorded to net investment income and interest credited, respectively. Net investment income related to changes in the fair value of the S&P 500 Index options decreased for the third quarter and first nine months of 2011 and increased for the third quarter and first nine months of 2010. Interest credited related to changes in the fair value of the index-based interest guarantees decreased for the third quarter and first nine months of 2011 and increased for the third quarter and first nine months of 2010.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of approximately 25.9% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price within the Company’s index option contracts less the floor price, multiplied by the notional amount of the contracts.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	September 30, 2011
	Assets at Fair Value	Maximum Credit Risk
	(In millions)
Counterparty:
Merrill Lynch International	$2.6	$12.3
The Bank of New York Mellon	1.4	6.7
Goldman Sachs	0.4	1.4

Total	$4.4	$20.4

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010

	(In millions)
Carrying value at beginning of period:
DAC	$277.0	$252.6
VOBA	28.4	30.4
Other intangible assets	51.7	55.8

Total balance at beginning of period	357.1	338.8

Deferred or acquired:
DAC	77.2	92.9
Other intangible assets	0.0	1.7

Total deferred or acquired	77.2	94.6

Amortized during period:
DAC	(53.4)	(68.5)
VOBA	(1.4)	(2.0)
Other intangible assets	(6.1)	(5.8)

Total amortized during period	(60.9)	(76.3)

Carrying value at end of period, net:
DAC	300.8	277.0
VOBA	27.0	28.4
Other intangible assets	45.6	51.7

Total carrying value at end of period	$373.4	$357.1

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

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years. DAC for group annuity products is amortized over 10 years. Expected gross profits for our individual annuity business can fluctuate due to changes in the fair value of our S&P 500 Index options and index-based interest guarantees.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. The accumulated amortization of VOBA was $61.8 million and $60.4 million at September 30, 2011 and December 31, 2010, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$66.5	22.1%	$63.6	23.0%
VOBA	7.2	26.7	7.5	26.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In millions)
Decrease to DAC and VOBA	$(0.2)	$(0.4)	$(0.8)	$(0.1)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 8.5 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $27.7 million and $23.0 million at September 30, 2011 and December 31, 2010, respectively.

In October 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs. The Company is currently evaluating the full effects of ASU No. 2010-26 on its business and financial statements, but estimates implementing this ASU will increase pre-tax expenses approximately $3 to $4 million annually with a cumulative effect adjustment of approximately $20 to $25 million in the initial year of adoption. The Company is planning to adopt this guidance on a retrospective basis. See “Note 11—Accounting Pronouncements.”

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2011 and for each of the next five years:

Amount

(In millions)
2011	$1.9
2012	7.8
2013	8.5
2014	8.4
2015	8.0
2016	6.4

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at September 30, 2011. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, StanCorp is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s ratio of total debt to total capitalization and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2011, StanCorp was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

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

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2011, the Company had outstanding commitments to fund commercial mortgage loans totaling $138.3 million, with fixed interest rates ranging from 5.25% to 7.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

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

The ASU requires additional disclosures in the financial statements and footnotes concerning deferred acquisition costs such as the nature and type of acquisition costs capitalized, the method of amortizing capitalized acquisition costs, and the amount of acquisition costs amortized for the period. The directives of ASU No. 2010-26 are effective for fiscal years and interim periods beginning after December 15, 2011. Retrospective adoption of the rule is allowed, but not required. However, if a company does not choose retrospective adoption, additional disclosures will be required for the prior periods presented in financial statements. The Company is currently evaluating the full effects of ASU No. 2010-26 on its business and financial statements, but estimates implementing this ASU will increase pre-tax expenses approximately $3 to $4 million annually with a cumulative effect adjustment to retained earnings of approximately $20 to $25 million in the initial year of adoption. The Company is planning to adopt this guidance on a retrospective basis.

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

ASU No. 2011-08, Testing Goodwill for Impairment

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU No. 2011-08 is intended to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles-Goodwill and Other. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step one of the goodwill impairment test).

If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. If it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. Because the qualitative assessment is optional, entities may bypass it for any reporting unit in any period and begin their impairment analysis with the quantitative calculation in step one.

ASU No. 2011-08 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing changes in its goodwill impairment test, but as this ASU provides optional qualitative analysis, the Company does not expect this ASU to have a material effect on its goodwill testing or disclosure in the financial statements.

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

Executive Summary

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions except share data)
Net income	$47.5	$46.2	$100.0	$137.0
After-tax net capital gains (losses)	4.8	(18.6)	(5.2)	(31.1)

Net income excluding after-tax net capital gains (losses)	$42.7	$64.8	$105.2	$168.1

Diluted earnings per common share:
Net income	$1.07	$0.99	$2.21	$2.90
After-tax net capital gains (losses)	0.11	(0.40)	(0.11)	(0.66)

Net income excluding after-tax net capital gains (losses)	$0.96	$1.39	$2.32	$3.56

Diluted weighted-average common shares outstanding	44,577,667	46,607,410	45,256,407	47,255,157

Consolidated financial results for the third quarter and first nine months of 2011 compared to the same periods of 2010 reflected less favorable claims experience in our group insurance business, which was primarily due to higher group long term disability claims incidence. The less favorable claims experience was partially offset by higher premiums in the Insurance Services segment. In addition, our Asset Management segment had lower earnings for the third quarter of 2011 compared to the same period in 2010 and strong year-to-date earnings for the first nine months of 2011 compared to the same period in 2010. Diluted earnings per common share for the third quarter and first nine months of 2011 also reflected the effect of a decrease in diluted weighted-average common shares outstanding, which was primarily due to share repurchases.

Outlook

Our earnings for the third quarter and first nine months of 2011 were below our expectations, which we believe reflects the impact of an uncertain economic environment on our customers and their covered employees. An increased level of claims incidence in our group long term disability business has resulted in earnings below our expectations for the third quarter and first nine months of 2011. The higher claims incidence in our group long term disability business has not been concentrated in any single industry, region or policy year. However, we have seen improvement in group long term disability claims incidence within a few sectors for the third quarter of 2011 compared to the first two quarters of 2011.

Beginning in the second quarter of 2011, we implemented targeted pricing increases on our group long term disability business that were, on average, in the high single digit range. These increases were in addition to low single digit pricing increases implemented at the end of 2010 related to lower interest rates. These pricing increases apply to both new sales and renewal business. Our pricing reflects our long-term expectations of claims experience, demographic changes, return objectives and interest rates. By the end of this year we will have had the opportunity to re-price approximately one-third of our current business. By the end of 2012 we will have had the opportunity to re-price approximately three-fourths of our current business. We will continue to monitor our claims activity closely, but remain confident in our current underwriting methodologies. We believe that profitability will improve both as the economy recovers and pricing actions take hold.

We expect the benefit ratio to remain elevated while the economy recovers and the effects of our pricing actions take hold. Based on the results for the first nine months of 2011, we do not expect we will reach our 2011 guidance range of $4.80 to $5.10 for net income per diluted share, excluding after-tax net capital gains and losses, which will adversely impact our 2011 return on average equity. We are not providing a quarterly update on our annual guidance as results tend to fluctuate quarterly and are more meaningful when measured over a longer period of time. We will continue to closely monitor and review quarterly results and their effect on our long-term objectives.

While increased claims incidence negatively impacted the results for the first nine months of 2011, we experienced favorable results in areas that are also important to our continued long-term success. These favorable results included premium growth fueled by strong sales and customer retention levels in our Insurance Services segment, partially offset by negative organic growth. In addition, earnings in our Asset Management segment and our investment portfolio contributed favorably to our year-to-date pre-tax income.

We continue to focus on providing excellent products and services to our customers, enhancing our financial strength and increasing value to our shareholders.

Primary Drivers of 2011 Results

The primary drivers of our results continue to be the group insurance benefit ratio and group insurance premium growth. The benefit ratio is primarily affected by reserves established based on growth of our in force block of business, claims experience and assumptions used to establish related reserves, such as our discount rate. Our group insurance benefit ratio for the first nine months of 2011 was 83.2% and was outside our annual expected range of 73.6% to 78.3%. During the first nine months of 2011, the group insurance benefit ratio was affected by comparatively higher claims incidence in our group long term disability business. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

The interest rate environment and its potential effect on our discount rate is a major driver in our reserve levels. The discount rate used for newly established long term disability claim reserves was 5.00% for the third quarters of 2011 and 2010, and 5.25% for the second quarter of 2011. A 25 basis point increase or decrease in the discount rate results in a comparable increase or decrease in quarterly pre-tax income of approximately $1.6 million. The decrease in the discount rate from the second quarter of 2011 was primarily the result of a continued low interest rate environment during the third quarter of 2011. Our 12-month average new money investment rate was supported by a high level of commercial mortgage loan originations and additional opportunities to invest in tax-advantaged investments. We will maintain our disciplined approach to interest rate management in this low interest rate environment.

Our Insurance Services segment premiums increased 3.9% to $1.60 billion for the first nine months of 2011 compared to the first nine months of 2010, primarily due to strong sales and customer retention. Premium growth continues to be affected by the economic environment, which has caused lower wage rate and job growth for our group insurance customers. We will continue to invest in products and capabilities that add value for our customers, and we will continue to write business that meets our long-term profit objectives.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in our Insurance Services segment and administrative fee revenues growth in our Asset Management segment have been the primary drivers of consolidated revenue growth.

The following table sets forth consolidated revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$539.8	$532.8	1.3%	$1,610.6	$1,573.2	2.4%
Administrative fees	28.5	29.1	(2.1)	87.4	86.7	0.8
Net investment income	147.3	152.7	(3.5)	456.9	444.5	2.8
Net capital gains (losses)	7.7	(29.6)	n/a	(7.9)	(49.5)	84.0

Total revenues	$723.3	$685.0	5.6	$2,147.0	$2,054.9	4.5

The increase in consolidated revenues for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to an increase in premiums from our Insurance Services segment and net capital gains related to sales of real estate investment properties. Net capital gains and losses are reflected in the Other category. See “Business Segments—Other—Net Capital Gains (Losses).”

The increase in consolidated revenues for the first nine months of 2011 compared to the same periods of 2010 was primarily due to an increase in premiums from our Insurance Services segment, net investment income from our Asset Management segment and a decrease in net capital losses. Net capital gains and losses are reflected in the Other category. See “Business Segments—Other—Net Capital Gains (Losses).”

Premiums

Insurance Services segment premiums are the primary driver of consolidated premiums and are affected by the following factors:

•	Sales.
•	Customer retention.
•	Organic growth in our group insurance businesses, which is derived from existing policyholders’ employment and wage growth.
•

Experience rated refunds (“ERRs”), which represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is better than contractual benchmarks, and provide for additional premiums to be paid when claims experience is worse than the contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

The following table sets forth premiums by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Premiums:
Insurance Services	$538.3	$514.2	4.7%	$1,604.4	$1,544.2	3.9%
Asset Management	1.5	18.6	(91.9)	6.2	29.0	(78.6)

Total premiums	$539.8	$532.8	1.3	$1,610.6	$1,573.2	2.4

The increase in premiums from our Insurance Services segment for the third quarter and first nine months of 2011 compared to the same periods of 2010 was primarily due to strong sales and customer retention. See “Business Segments—Insurance Services Segment.”

Premiums from our Asset Management segment are generated from sales of life-contingent annuities, which are a single-premium product. Due to the competitive nature of single-premium products, premiums in the Asset Management segment can fluctuate widely from quarter to quarter. See “Business Segments—Asset Management Segment.”

Administrative Fee Revenues

The primary driver for administrative fee revenues is the level of assets under administration in our Asset Management segment, which is primarily driven by equity market performance and net customer deposits. Administrative fee revenues from our Insurance Services segment are primarily derived from insurance products for which we provide only administrative services and absence management services.

The following table sets forth administrative fee revenues by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change

	(Dollars in millions)
Administrative fee revenues:
Insurance Services	$3.0	$2.6	15.4%	$8.6	$6.9	24.6%
Asset Management	29.7	30.3	(2.0)	91.2	90.8	0.4
Other	(4.2)	(3.8)	(10.5)	(12.4)	(11.0)	(12.7)

Total administrative fee revenues	$28.5	$29.1	(2.1)	$87.4	$86.7	0.8

The decrease in administrative fee revenues in our Asset Management segment for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to lower retirement plan assets under administration. See “Business Segments—Asset Management Segment.”

The increase in administrative fee revenues for the first nine months of 2011 compared to the first nine months of 2010 was primarily due to higher administrative services revenues in our Insurance Services segment and higher commercial mortgage loans under administration in our Asset Management segment. See “Business Segments—Asset Management Segment.”

Net Investment Income

Net investment income is affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product and commercial mortgage loan prepayment fees.

The following table sets forth net investment income by segment and associated key indicators:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in millions)
Net investment income:
Insurance Services	$85.8	$84.8	1.2%	$255.6	$252.5	1.2%
Asset Management	59.0	65.9	(10.5)	193.5	181.2	6.8
Other	2.5	2.0	25.0	7.8	10.8	(27.8)

Total net investment income	$147.3	$152.7	(3.5)	$456.9	$444.5	2.8

Key indicators of net investment income:
Contribution from the change in fair value of the S&P 500 Index options	$(6.8)	$4.0	$(10.8)	$(3.0)	$1.3	$(4.3)
Average invested assets	11,667.9	11,040.5	5.7%	11,465.8	10,880.2	5.4%

				At September 30,
				2011	2010
Portfolio yields:
Fixed maturity securities				5.14%	5.35%
Commercial mortgage loans				6.38	6.46

The decrease in net investment income for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to a change in fair value of our S&P 500 Index options and a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans. These decreases were partially offset by an increase in average invested assets.

The increase in net investment income for first nine months of 2011 compared to the first nine months of 2010 was primarily due to an increase in average invested assets. Also contributing to the increase in net investment income for the first nine months of 2011 was a $4.1 million increase in call premiums received on certain bond holdings as issuers exercised make-whole provisions to retire outstanding debt. Partially offsetting these increases was the change in fair value of our S&P 500 Index options and a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans.

Given the uncertainty surrounding credit spreads and the direction of interest rates, we may experience lower new money interest rates in the future if credit spreads tighten and interest rates decline. New money interest rates are also affected by the current volume and mix of commercial mortgage loan originations, the purchases of fixed maturity securities, tax-advantaged investments and other investments.

We seek investments containing call or prepayment protection to ensure our expected cash flow is not adversely affected by unexpected prepayments. Callable bonds without make-whole provisions represented 5.6% of our fixed maturity security portfolio at September 30, 2011. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 95% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment. Commercial mortgage loan prepayment fees were $2.7 million and $1.2 million for the third quarters of 2011 and 2010, respectively, and $4.9 million and $2.5 million for the first nine months of 2011 and 2010, respectively. The increases in commercial mortgage loan prepayment fees were primarily the result of a continued low interest rate environment.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, other-than-temporary impairments (“OTTI”) of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and impairments of low-income housing tax credit investments.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Dollar Change	2011	2010	Dollar Change
	(In millions)
Net capital gains (losses)	$7.7	$(29.6)	$37.3	$(7.9)	$(49.5)	$41.6
Key components of net capital gains (losses):
Net capital gains (losses) on fixed maturity securities	$0.7	$3.1	$(2.4)	$7.2	$11.9	$(4.7)
Net capital gains on real estate investments	19.4	0.0	19.4	27.9	1.1	26.8
Net capital losses on real estate owned	(3.6)	(16.7)	13.1	(16.4)	(17.2)	0.8
Provision to our commercial mortgage loan loss allowance	(7.5)	(13.7)	6.2	(25.5)	(43.4)	17.9

Net capital gains for the third quarter of 2011 were primarily related to the sale of real estate investments. Net capital losses for the first nine months of 2011 were primarily related to our commercial mortgage loan loss allowance provision and losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”). These losses were partially offset by net capital gains related to the sale of certain real estate investments and fixed maturity securities. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

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

•	Current estimates for future benefits on life-contingent annuities.

The following table sets forth benefits to policyholders by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Benefits to policyholders:
Insurance Services	$427.1	$379.6	12.5%	$1,309.5	$1,169.4	12.0%
Asset Management	5.1	21.3	(76.1)	15.2	38.3	(60.3)

Total benefits to policyholders	$432.2	$400.9	7.8	$1,324.7	$1,207.7	9.7

The increases in benefits to policyholders for the third quarter and first nine months of 2011 compared to the same periods of 2010 were primarily due to higher group long term disability claims incidence. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

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

The following table sets forth interest credited and associated key components:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in millions)
Interest credited	$36.7	$44.1	$(7.4)	$117.1	$116.6	$0.5

Key components of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$(3.8)	$5.5	$(9.3)	$(1.7)	$3.1	$(4.8)
Average individual annuity assets under administration	2,907.8	2,567.5	13.3%	2,802.4	2,500.5	12.1%

The decrease in interest credited for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the change in fair value of our index-based interest guarantees.

The increase in interest credited for the first nine months of 2011 compared to the first nine months of 2010 primarily reflected growth in our average individual annuity assets under administration, partially offset by the change in fair value of our index-based interest guarantees.

Operating Expenses

The following table sets forth operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Operating expenses	$120.7	$108.5	11.2%	$357.1	$334.8	6.7%

The increases in operating expenses for the third quarter and first nine months of 2011 compared to the same periods of 2010 were primarily related to business growth as evidenced by premium growth, increased compensation related costs, project costs for information technology service changes and other service costs. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, growth in assets under administration and the profitability of business in each of our segments.

The following table sets forth commissions and bonuses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Commissions and bonuses	$53.1	$51.5	3.1%	$166.1	$154.6	7.4%

The increases in commissions and bonuses for the third quarter and first nine months of 2011 compared to the same periods of 2010 were primarily due to strong sales and customer retention in our Insurance Services segment.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of approximately 8.5 years. The individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) will be fully amortized by the end of 2023. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

The following table sets forth the operating impact resulting in a net increase in DAC, VOBA and other intangible assets:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Dollar Change	2011	2010	Dollar Change
	(In millions)
Deferral of acquisition costs	$(24.2)	$(24.8)	$0.6	$(77.2)	$(71.8)	$(5.4)
Amortization of DAC, VOBA and other intangible assets	19.3	17.1	2.2	59.9	51.2	8.7

Net increase in DAC, VOBA and other intangible assets	$(4.9)	$(7.7)	$2.8	$(17.3)	$(20.6)	$3.3

The net increase in DAC, VOBA and other intangible assets was lower for the third quarter of 2011 compared to the third quarter of 2010 primarily due to an increase in the amortization of DAC, which was partially offset by losses due to the change in fair value of our indexed-based interest guarantees.

The net increase in DAC, VOBA and other intangible assets was lower for the for the first nine months of 2011 compared to the for the first nine months of 2010 primarily due to an increase in the amortization of DAC which was driven by an increase in net investment income from call premiums. This increase was partially offset by losses due to the change in fair value of our indexed-based interest guarantees and an increase in deferrals in our Insurance Services segment resulting from higher sales.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Combined federal and state effective income tax rates	28.8%	33.6%	29.9%	33.7%

During the second half of 2010 and the first nine months of 2011, we purchased tax-advantaged investments, which resulted in a decrease of approximately 3% in our effective tax rate during 2011. The effective rate was also reduced by favorable book-to-tax differences relative to a lower level of income in 2011. We expect to continue to purchase tax-advantaged investments that meet our yield and quality requirements.

During the first quarter of 2010, there was a change in the tax treatment of the Medicare Part D subsidy, which we participate in as a part of our postretirement medical plan. This change resulted in additional tax expense of $1.0 million, increasing our effective tax rate for the first nine months of 2010 by 0.5%. The change in the tax treatment for the subsidy did not affect the effective tax rate for the first nine months of 2011, and is not expected to affect the tax rate in future years.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Insurance Services	87.4%	84.0%	86.5%	85.7%
Asset Management	12.6	16.0	13.5	14.3

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change

	(Dollars in millions)
Premiums	$538.3	$514.2	4.7%	$1,604.4	$1,544.2	3.9%
Total revenues	627.1	601.6	4.2	1,868.6	1,803.6	3.6
Income before income taxes	65.6	94.3	(30.4)	149.8	241.6	(38.0)
Sales (annualized new premiums) reported at contract effective date	70.5	66.4	6.2	279.1	273.3	2.1

Benefit ratios, including interest credited (% of premiums):
Insurance Services	79.5%	74.1%		81.8%	76.0%
Group insurance	80.7	75.5		83.2	77.2
Individual disability	66.3	58.1		66.0	61.8

Operating expense ratio (% of premiums)	15.6%	15.8%		16.0%	16.1%

Income before income taxes decreased for the third quarter and first nine months of 2011 compared to the same periods of 2010 primarily due to higher group long term disability claims incidence.

Revenues

Revenues for the Insurance Services segment are driven primarily by growth in Insurance Services premiums. The increase in revenues for the third quarter and first nine months of 2011 compared to the same periods of 2010 was primarily due to higher premiums in our group insurance business.

Premiums

The primary factors that affect premiums for the Insurance Services segment are sales and customer retention for our insurance products and organic growth in our group insurance businesses, which is derived from existing group policyholders’ employment and wage growth. Premium levels can also be influenced by ERRs, which represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is better than contractual benchmarks, and provide for additional premiums to be paid when claims experience is worse than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Premiums:
Group life and AD&D	$224.7	$210.9	6.5%	$670.8	$625.5	7.2%
Group long term disability	200.5	200.6	(0.0)	602.0	599.3	0.5
Group short term disability	52.4	50.8	3.1	156.3	152.1	2.8
Group other	20.5	20.3	1.0	60.5	61.1	(1.0)
Experience rated refunds	(4.0)	(9.9)	59.6	(14.2)	(16.2)	12.3

Total group insurance	494.1	472.7	4.5	1,475.4	1,421.8	3.8
Individual disability	44.2	41.5	6.5	129.0	122.4	5.4

Total premiums	$538.3	$514.2	4.7	$1,604.4	$1,544.2	3.9

Key indicators of premiums:
Total premiums excluding ERRs	$542.3	$524.1	3.5%	$1,618.6	$1,560.4	3.7%
Group insurance sales (annualized new premiums) reported at contract effective date	63.7	59.7	6.7	261.7	257.5	1.6
Individual disability sales (annualized new premiums)	6.8	6.7	1.5	17.4	15.8	10.1

The increase in group insurance premiums for the third quarter and first nine months of 2011 compared to the same periods of 2010 was primarily due to strong group insurance sales and customer retention.

Sales.    Strong group insurance sales for the first nine months of 2011 reflected continued customer interest for our products and services while the group insurance market continued to be a price-competitive sales environment.

Customer Retention.    Customer retention, also referred to as persistency, is reported annually. Premium growth for the third quarter and first nine months of 2011 compared to the same periods of 2010 reflected strong customer retention levels.

Organic Growth.    A portion of premium growth in our group insurance in force business is affected by employment levels and wage growth, changes in price per insured and the average age of employees. Unfavorable economic conditions have resulted in lower levels of employment, and have negatively affected both wage rate and job growth since the second half of 2008. Premiums continued to be affected by the economic environment resulting in lower employment levels and lower wage growth in our existing customer base.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Net investment income	$85.8	$84.8	1.2%	$255.6	$252.5	1.2%

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

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Benefits to policyholders, including interest credited	$428.0	$381.0	12.3%	$1,313.0	$1,173.2	11.9%

Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	79.5%	74.1%		81.8%	76.0%
Group insurance	80.7	75.5		83.2	77.2
Individual disability	66.3	58.1		66.0	61.8

The increase in Insurance Services benefits to policyholders (including interest credited) for the third quarter and first nine months of 2011 compared to the same periods of 2010 was primarily due to higher claims incidence in our group long term disability insurance business. In the third quarter the higher claims incidence in our group long term disability insurance business were partially offset by favorable experience in group life claims. Higher claims incidence in our group long term disability business was not concentrated in any single industry, region or policy year.

Beginning in the second quarter of 2011, we implemented targeted pricing increases on our group long term disability business that were, on average, in the high single digit range. These increases were in addition to low single digit pricing increases implemented at the end of 2010 related to lower interest rates. These pricing increases apply to both new sales and renewal business. Our pricing reflects our long-term expectations of claims experience, demographic changes, return objectives and interest rates. By the end of this year we will have had the opportunity to re-price approximately one-third of our current business. By the end of 2012 we will have had the opportunity to re-price approximately three-fourths of our current business.

The group insurance benefit ratio for the third quarter and first nine months of 2011 was outside our estimated annual range for 2011 of 73.6% to 78.3%. The benefit ratio is expected to remain elevated while the economy recovers and until the effects of pricing actions take hold. Group insurance claims experience and the corresponding benefit ratio can fluctuate widely from quarter to quarter, and therefore should be analyzed over a longer period.

We generally expect the individual disability benefit ratio to trend down over the long term to reflect growth in the business outside of the large block of individual disability business assumed in 2000 from Minnesota Life, and we expect there to be a corresponding shift in revenues from net investment income to premiums. The anticipated general decrease in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business from investment income to premiums

We evaluate the claim termination rate assumptions for the reserves on a small Minnesota Life block of individual disability claims annually based on an industry table. These assumptions were refined in the third quarter of 2011, resulting in an increase in reserves of $5.5 million. Our block of business is relatively small, and as a result, we view a blend of the released industry table and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and, if necessary, will adjust reserves accordingly. We also refined our reserve calculation for certain other individual disability claims in the third quarter of 2011, which resulted in a decrease in our individual disability reserves of $1.9 million. The combination of these adjustments resulted in a net increase to individual disability reserves of $3.6 million. Reserve adjustments were made in the fourth quarter of 2010 and totaled $7.8 million. For a complete discussion of our reserve methodology, see “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010
Discount rate	5.00%	5.25%	5.00%

The discount rate is based on the average rate we receive on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The lower discount rate for the third quarter of 2011 compared to the second quarter of 2011 was primarily the result of a continued low interest rate environment. Based on our current size, a 25 basis point increase or decrease in the discount rate would result in a comparable increase or decrease in quarterly pre-tax income of approximately $1.6 million. We do not generally adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment and lower commercial mortgage loan and tax-advantaged investments in future quarters could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at September 30, 2011 was 40 basis points. See “Liquidity and Capital Resources.”

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Operating expenses	$84.2	$81.1	3.8%	$256.4	$248.9	3.0%

The increase in Insurance Services operating expenses for the third quarter and first nine months of 2011 compared to the same periods of 2010 was primarily related to business growth as evidenced by premium growth and increased compensation related costs.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	0000000	0000000	0000000		0000000	0000000	0000000
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Percent Change		2011	2010	Percent Change

	(Dollars in millions)
Revenues:
Premiums	$1.5	$18.6	(91.9	) %	$6.2	$29.0	(78.6	) %
Administrative fees	29.7	30.3	(2.0)		91.2	90.8	0.4
Net investment income	59.0	65.9	(10.5)		193.5	181.2	6.8

Total revenues	$90.2	$114.8	(21.4)		$290.9	$301.0	(3.4)

Income before income taxes	$12.4	$15.0	(17.3	) %	$48.1	$40.4	19.1%

Sales (Individual annuity deposits)	60.2	95.7	(37.1)		325.8	269.6	20.8

Interest credited (% of net investment income):
Retirement plans	56.0%	57.1%			55.0%	57.1%

Individual annuities	69.5	75.6			65.5	71.3

Retirement plans annualized operating expenses (% of average assets under administration)	0.58%	0.60%			0.59%	0.58%

	At September 30,
	2011	2010	Percent Change

	(Dollars in millions)
Assets under administration:
Retirement plans general account	$1,675.2	$1,573.8	6.4%
Retirement plans separate account	4,205.6	4,398.7	(4.4)

Total retirement plans insurance products	5,880.8	5,972.5	(1.5)

Retirement plans trust products	7,699.6	8,722.5	(11.7)
Individual annuities	2,920.5	2,610.1	11.9
Commercial mortgage loans for other investors	2,699.2	2,645.2	2.0
Private client wealth management	965.8	1,179.7	(18.1)

Total assets under administration	$20,165.9	$21,130.0	(4.6)

Income before income taxes in the Asset Management segment decreased for the third quarter of 2011 compared to the third quarter of 2010 primarily due to lower administrative fee revenues due to the decline in assets under administration and the impact of lower interest rates on the hedges used for our equity-indexed annuity product. Income before income taxes increased for the first nine months of 2011 compared to the first nine months of 2010 primarily due to higher bond call premiums and commercial mortgage loan prepayment fee revenues.

Revenues

Revenues for the Asset Management segment include retirement plan administration fees, fees on investments held in separate account assets and private client wealth management assets under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect both the sale of life-contingent annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders.

The decreases in revenues for the third quarter and first nine months of 2011 compared to the same periods of 2010 were primarily due to decreases in the sales of life-contingent annuities and net investment income related to the change in fair value of our S&P 500 Index options.

Premiums

Premiums for the Asset Management segment are generated from the sale of life-contingent annuities, which are primarily a single-premium product. Premiums and benefits to policyholders reflect both the sale of life-contingent annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities, which can be selected by plan participants at the time of retirement. Premiums for the segment can vary significantly from quarter to quarter due to fluctuations in sales volume of life-contingent annuities and the varying size of single premiums. Increases or decreases in premiums for life-contingent annuities generally correlate with corresponding increases or decreases in benefits to policyholders.

The following table sets forth premiums by line of business for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Dollar Change	2011	2010	Dollar Change

	(In millions)
Premiums:
Retirement plans	$0.7	$0.9	$(0.2)	$1.4	$1.0	$0.4
Individual annuities	0.8	17.7	(16.9)	4.8	28.0	(23.2)

Total premiums	$1.5	$18.6	$(17.1)	$6.2	$29.0	$(22.8)

The decreases in premiums for the third quarter and first nine months of 2011 compared to the same periods of 2010 were primarily due to the decreases in individual annuity premiums, which were driven by decreased sales of life-contingent annuities.

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

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	0000000	0000000	0000000	0000000	0000000	0000000
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change

	(Dollars in millions)
Administrative fee revenues:
Retirement plans	$22.3	$23.3	(4.3)%	$68.5	$69.5	(1.4)%
Other financial services business	7.4	7.0	5.7	22.7	21.3	6.6

Total administrative fee revenues	$29.7	$30.3	(2.0)	$91.2	$90.8	0.4

	At September 30,
	2011	2010	Percent Change
	(Dollars in millions)
Key indicators of administrative fee revenues:
Assets under administration:
Retirement plan separate account	$4,205.6	$4,398.7	(4.4)%
Retirement plan trust products	7,699.6	8,722.5	(11.7)
Commercial mortgage loans for other investors	2,699.2	2,645.2	2.0
Private client wealth management	965.8	1,179.7	(18.1)

The decrease in administrative fee revenues for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to a decline in assets under administration due to a higher level of plan terminations in our retirement plan trust assets under administration for the fourth quarter of 2010 and first quarter of 2011 and a decrease in equity values. The increase in administrative fee revenues for the first nine months of 2011 compared to the first nine months of 2010 was primarily due to higher commercial mortgage loans under administration.

Net Investment Income

The following tables set forth net investment income and associated key indicators for the Asset Management segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change

	(Dollars in millions)
Net investment income:
Retirement plans	$22.5	$21.7	3.7%		$66.9	$64.8	3.2%
Individual annuities	33.4	40.1	(16.7)		117.2	106.3	10.3
Other financial services business	3.1	4.1	(24.4)		9.4	10.1	(6.9)

Total net investment income	$59.0	$65.9	(10.5)		$193.5	$181.2	6.8

Key indicators of net investment income:
Average assets under administration:
Retirement plan general account	$1,651.3	$1,565.5	5.5%		$1,631.2	$1,557.0	4.8%
Individual annuities	2,907.8	2,567.5	13.3		2,802.4	2,500.5	12.1
Contribution from the change in fair value of the S&P 500 Index options	$(6.8)	$4.0	$(10.8)		$(3.0)	$1.3	$(4.3)
Commercial mortgage loan originations	271.7	330.4	(17.8	) %	770.7	671.7	14.7%

					At September 30,
					2011	2010
Portfolio yields:
Fixed maturity securities					5.14%	5.35%
Commercial mortgage loans					6.38	6.46

The decrease in net investment income for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the change in fair value of our S&P 500 Index options in our individual annuities business, partially offset by an increase in average retirement plan general account and individual annuity assets under administration. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

The increase in net investment income for the first nine months of 2011 compared to the first nine months of 2010 was primarily due to an increase in average individual annuity assets under administration, an increase in average retirement plan general account assets under administration and bond make-whole call premiums received on certain fixed maturity securities. Net investment income also increased due to higher net commitment fees from increased commercial mortgage loans originations. These increases were partially offset by the change in fair value of our S&P 500 Index options in our individual annuities business and lower real estate income due to the sale of certain investment properties. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

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

The following table sets forth benefits to policyholders for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Benefits to policyholders	$5.1	$21.3	(76.1)%	$15.2	$38.3	(60.3)%

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Dollar Change	2011	2010	Dollar Change
	(In millions)
Interest credited	$35.8	$42.7	$(6.9)	$113.6	$112.8	$0.8

Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$(3.7)	$5.5	$(9.2)	$(1.7)	$3.1	$(4.8)

The decrease in interest credited for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the change in fair value of our index-based interest guarantees. The increase in interest credited for the first nine months of 2011 compared to the first nine months of 2010 was primarily due to an increase in our average individual fixed-rate annuity assets under administration, partially offset by the change in fair value of our index-based interest guarantees. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Operating expenses	$28.9	$28.8	0.3%	$87.2	$89.2	(2.2)%

Operating expenses for the third quarter of 2011 compared to the third quarter of 2010 remained relatively flat. The decrease in Asset Management operating expenses for the first nine months of 2011 compared to the first nine months of 2010 was primarily due to continued operating expense management.

Other

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results for the Other category:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change

	(Dollars in millions)
Loss before income taxes	$11.3	$39.7	(71.5)%	$55.2	$75.5	(26.9)%

The decreases in loss before income taxes for the third quarter and first nine months of 2011 compared to the same periods of 2010 were primarily due to capital gains recorded on the sales of investment properties during the third quarter of 2011. In addition, capital losses recognized on real estate owned as a result of foreclosure or deeds in lieu have decreased for the first nine months of 2011 when compared to the same period of 2010.

Net Capital Gains (Losses)

Net capital gains and losses generally are not likely to occur in a stable pattern and primarily occur as a result of OTTI of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and from sales of our assets for more or less than carrying value.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Net capital gains (losses):
Fixed maturity securities	$0.7	$3.1	$7.2	$11.9
Commercial mortgage loans	(7.2)	(13.4)	(24.8)	(42.6)
Real estate investments	19.4	0.0	27.9	1.1
Real estate owned	(3.6)	(16.7)	(16.4)	(17.2)
Other	(1.6)	(2.6)	(1.8)	(2.7)

Total net capital gains (losses)	$7.7	$(29.6)	$(7.9)	$(49.5)

Key components of net capital gains (losses):
Provision in our commercial mortgage loan loss allowance	$(7.5)	$(13.7)	$(25.5)	$(43.4)
OTTI on fixed maturity securities	(0.3)	(0.6)	(1.7)	(0.7)
Impairments on real estate owned	(3.6)	(16.9)	(15.3)	(17.4)

Net capital gains for the third quarter of 2011 were primarily related to the sale of real estate investments. Net capital losses for the first nine months of 2011 were primarily related to our commercial mortgage loan loss allowance provision and losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”). These losses were partially offset by net capital gains related to the sale of real estate investments and certain fixed maturity securities.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at September 30, 2011.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds without make-whole provisions represented 5.6% of our fixed maturity security portfolio at September 30, 2011. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 95% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $245.8 million for the first nine months of 2011, compared to $262.7 million for the first nine months of 2010.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit the admissibility of investments to bonds and other fixed maturity securities, commercial mortgage loans, common and preferred stock and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the Boards of Directors of our insurance subsidiaries. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for transactions that are more significant. Transactions are reported quarterly to the Audit Committee of the Board of Directors for Standard Insurance Company (“Standard”) and to the Board of Directors for The Standard Life Insurance Company of New York.

Net cash used in investing activities was $481.3 million and $367.4 million for the first nine months of 2011 and 2010, respectively. The increase in net cash used in investing activities for the first nine months of 2011 compared to the first nine months of 2010 was primarily due to an increase in net purchases of fixed maturity securities during the first nine months of 2011.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At September 30, 2011, our portfolio consisted of 57.0% fixed maturity securities, 41.0% commercial mortgage loans and 2.0% real estate.

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

The following table sets forth fixed maturity securities and associated key indicators:

	September 30, 2011	December 31, 2010	Change
	(Dollars in millions)
Fixed maturity securities	$6,717.3	$6,419.1	4.6%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A	A

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.4%	5.2%
Managed by a third party	$302.9	$292.3	3.6%

Fixed maturity securities on our watch list:
Fair value	13.4	0.7	$12.7
Amortized cost after OTTI	16.0	1.0	15.0

Gross unrealized capital gains in our fixed maturity securities portfolio	570.0	415.8	37.1%
Gross unrealized capital losses in our fixed maturity securities portfolio	23.0	19.7	16.8

We recorded OTTI of $0.3 million and $1.7 million for the third quarter and first nine months of 2011. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at September 30, 2011.

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

The following table sets forth commercial mortgage loan originations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
	(Dollars in millions)
Commercial mortgage loan originations	$271.7	$330.4	(17.8)%	$770.7	$671.7	14.7%

The decrease in commercial mortgage loan originations for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to greater competition and an uncertain economic environment, which has resulted in fewer borrowers in the real estate market.

The increase in commercial mortgage loan originations for the first nine months of 2011 compared to the first nine months of 2010 was primarily due to increased activity in the commercial real estate market during the first half of 2011.

The following table sets forth commercial mortgage loan servicing data:

	September 30, 2011	December 31, 2010	Percent Change
	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$4,826.2	$4,509.7	7.0%
For other institutional investors	2,699.2	2,697.3	0.1

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	7.3	7.6	(3.9)

The estimated average loan to value ratio for the overall portfolio was approximately 65% at September 30, 2011. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at September 30, 2011. We have the contractual ability to pursue personal recourse on approximately 73% of our loans and partial personal recourse on a majority of the remaining loans. The average capitalization rate for the portfolio at September 30, 2011 was approximately 9%. Capitalization rates are used internally to annually value our commercial mortgage loan portfolio.

At September 30, 2011, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

	(Dollars in millions)
Property type:
Retail	$2,398.6	49.7%	$2,186.4	48.4%
Office	899.7	18.6	855.2	18.9
Industrial	887.7	18.4	829.0	18.4
Hotel/motel	260.9	5.4	301.8	6.7
Commercial	189.3	3.9	179.5	4.0
Apartment and other	192.6	4.0	161.7	3.6

Total commercial mortgage loans	$4,828.8	100.0%	$4,513.6	100.0%

Geographic region:
Pacific	$1,677.3	34.7%	$1,558.5	34.5%
South Atlantic	918.9	19.0	838.9	18.6
Mountain	575.7	11.9	541.1	12.0
West South Central	595.6	12.3	547.2	12.1
East North Central	383.5	8.0	350.4	7.8
Middle Atlantic	244.8	5.1	257.1	5.7
West North Central	178.2	3.7	165.5	3.7
East South Central	134.2	2.8	129.0	2.8
New England	120.6	2.5	125.9	2.8

Total commercial mortgage loans	$4,828.8	100.0%	$4,513.6	100.0%

U.S. state:
California	$1,320.6	27.4%	$1,236.1	27.4%
Texas	541.2	11.2	495.8	11.0
Georgia	267.7	5.5	268.3	5.9
Florida	283.5	5.9	240.2	5.3
Other states	2,415.8	50.0	2,273.2	50.4

Total commercial mortgage loans	$4,828.8	100.0%	$4,513.6	100.0%

Our largest concentration of commercial mortgage loan property type was retail properties and primarily consisted of convenience related properties in strip malls, convenience stores and restaurants.

At September 30, 2011, our ten largest borrowers represented less than 9% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of three borrowers that individually ranged from 1% to 2% of our total commercial mortgage loan portfolio balance.

Through our concentration of commercial mortgage loans in California, we are exposed to potential losses from an economic downturn in California as well as to certain catastrophes, such as earthquakes and fires that may affect certain areas of the western region. We require borrowers to maintain fire insurance coverage. We diversify our commercial mortgage loan portfolio within California by both geographic region and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of our California-based commercial mortgage loans has been substantially below the industry average and is consistent with our experience in other states. We do not require earthquake insurance for the properties when we underwrite new loans. However, we consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. We do not expect a catastrophe or earthquake damage in the western region to have a material adverse effect on our business, financial position, results of operations or cash flows. Currently, our California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. Due to the concentration of commercial mortgage loans in California, a continued economic decline in California could have a material adverse effect on our business, financial position, results of operations or cash flows. See Part II, Item 1A, “Risk Factors.”

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2011, we had outstanding commitments to fund commercial mortgage loans totaling $138.3 million, with fixed interest rates ranging from 5.25% to 7.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	September 30, 2011	December 31, 2010	Percent Change

	(Dollars in millions)
Commercial mortgage loans 60 day delinquencies:
Book value	$21.3	$19.6	8.7%
Delinquency rate	0.43%	0.43%
In process of foreclosure	$13.8	$9.3	48.4

Restructured commercial mortgage loans	89.3	76.6	16.6

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

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change

	(Dollars in millions)
Number of loans	10	7	3	31	82	(51)
Book value	$7.0	$6.7	$0.3	$26.0	$105.1	$(79.1)
Real estate acquired	2.9	3.6	(0.7)	13.0	94.3	(81.3)

Real estate acquired through foreclosure or accepted as deeds in lieu of foreclosure is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information is obtained. Real estate acquired during the third quarter of 2011 was not materially different than the real estate acquired during the same period of 2010. The decrease of real estate acquired during the first nine months of 2011 compared to the same period of 2010 was primarily related to the prior year acceptance of deeds in lieu of foreclosure on 62 properties related to a single borrower in the second quarter of 2010, which. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Dollar Change	2011	2010	Dollar Change

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$43.5	$27.1	$16.4	$36.1	$19.6	$16.5
Provision	7.5	13.7	(6.2)	25.5	43.4	(17.9)
Charge-offs, net	(3.9)	(4.0)	0.1	(14.5)	(26.2)	11.7

Ending balance	$47.1	$36.8	$10.3	$47.1	$36.8	$10.3

The smaller increase in the provision for the commercial mortgage loan loss allowance for the third quarter and first nine months of 2011 compared to the same periods of 2010 was primarily due to a prior year provision related to a single borrower. Charge-offs remained stable for the third quarter of 2011 compared to the third quarter of 2010. The lower charge-offs for first nine months of 2011 compared to the first nine months of 2010 were primarily related to the prior year acceptance of deeds in lieu of foreclosure associated with a single borrower in the second quarter of 2010.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2011	December 31, 2010	Dollar Change

	(In millions)
Impaired commercial mortgage loans with specific allowances for losses	$71.8	$64.3	$7.5
Impaired commercial mortgage loans without specific allowances for losses	20.8	18.0	2.8
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(26.8)	(20.4)	(6.4)

Net carrying value of impaired commercial mortgage loans	$65.8	$61.9	$3.9

An impaired commercial mortgage loan is one that is not performing to the contractual terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. The increase in the impaired commercial mortgage loans at September 30, 2011 compared to December 31, 2010 was primarily due to an increase in restructured commercial mortgage loans that were not performing to the contractual terms of their loan agreements.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Dollar Change	2011	2010	Dollar Change
	(In millions)
Average recorded investment	$91.9	$63.5	$28.4	$89.2	$74.9	$14.3

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

The amount of interest income recognized on impaired commercial mortgage loans was $0.7 million and $0.5 million for the third quarters of 2011 and 2010, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $0.7 million and $0.4 million for the third quarters of 2011 and 2010, respectively.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $255.7 million and $137.8 million for the first nine months of 2011 and 2010, respectively. The increase in funds provided by financing cash flows for the comparative periods was primarily due to an increase in the level of policyholder funds, net of withdrawals. The increase was partially offset by an increase in cash used to repurchase shares of common stock. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a $200 million senior unsecured revolving credit facility (“Facility”). The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. Borrowings under the Facility will continue to be used to provide for working capital, for issuance of letters of credit and for our general corporate purposes.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At September 30, 2011, we had a total debt to total capitalization ratio of 24.3% and consolidated net worth of $1.72 billion as defined by the financial covenants. We believe we will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At September 30, 2011, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

We have $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012 and are considered short-term debt. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October.

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

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. The target for our insurance subsidiaries is generally to maintain capital at 300% of the Company Action Level of Risk-based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated capital of 327% of the Company Action Level RBC at September 30, 2011. At September 30, 2011, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $ 1.35 billion.

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

In February 2011, the Board of Directors approved dividends from Standard to StanCorp of up to $200 million during 2011. The approved dividend amount for 2011 was in excess of the current statutory limitations under the Oregon Insurance Division and therefore we would have to seek approval from the Oregon Insurance Division for the 2011 approved dividend amount in excess of the statutory limitation of $196.8 million.

Dividends paid from Standard to StanCorp will be based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard did not pay ordinary cash dividends to StanCorp during the third quarter of 2011. Standard paid ordinary cash dividends to StanCorp of $40.0 million for the third quarter of 2010. Standard paid ordinary cash dividends to StanCorp of $57.8 million and $189.0 million for the first nine months of 2011 and 2010, respectively.

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

Share Repurchases

On February 8, 2010, our Board of Directors authorized 3.0 million shares of StanCorp common stock for its share repurchase program. The February 2010 authorization took effect upon the completion of the previous share repurchase authorization and expires on December 31, 2011. On May 16, 2011, our Board of Directors authorized an additional 3.0 million shares of StanCorp common stock. The May 2011 authorization will take effect upon the completion or expiration of the February 2010 authorization and expires on December 31, 2012. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made at market prices on the transaction date. Given the continued uncertainty in the economy, we expect to be somewhat conservative in our capital deployment for the remainder of 2011. We will evaluate share repurchases opportunistically based on equity markets, capital levels and our assessment of the direction of the overall economy.

The following table sets forth share repurchases activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	357,000	934,100	2,170,000	1,985,600
Cost of share repurchases	$9.7	$35.6	$90.0	$79.9
Weighted-average price per common share	27.16	38.11	41.46	40.22

Shares remaining under repurchase authorizations	3,138,900	2,357,500	3,138,900	2,357,500

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

Standard’s financial strength ratings as of October 2011 were:

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

Our debt ratings and issuer credit ratings as of October 2011, which we believe are indicators of our liquidity and ability to make payments, were:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments, “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2009, through September 30, 2011, aggregated $1.6 million. At September 30, 2011, we maintained a reserve of $0.8 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Dollar Change	2011	2010	Dollar Change
	(In millions)
Statutory Results	$68.1	$90.1	$(22.0)	$144.4	$241.5	$(97.1)
Adjusted GAAP Results	59.0	99.2	(40.2)	150.6	256.0	(105.4)

Difference	$9.1	$(9.1)	$18.2	$(6.2)	$(14.5)	$8.3

The decreases in Statutory Results for the third quarter and first nine months of 2011 compared to the same periods of 2010 were primarily due to an increase in group long term disability reserves related to higher claims experience. The change in direction of the spread between Statutory Results and Adjusted GAAP Results for the third quarter of 2011 was primarily due to losses from our non-insurance subsidiaries. The spread between Statutory Results and adjusted GAAP results for the first nine months of 2011 was due to an increase in statutory reserves and a favorable difference in DAC, partially offset by losses from our non-insurance subsidiaries.

The following table sets forth statutory capital and the associated asset valuation reserve:

	September 30, 2011	December 31, 2010	Percent Change
	(Dollars in millions)
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,352.7	$1,322.4	2.3%
Asset valuation reserve	96.5	95.6	0.9

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

We maintain an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At September 30, 2011, our fixed maturity securities watch list totaled $13.4 million at fair value and $16.0 million at amortized cost. We recorded $0.3 million and $1.7 million of OTTI related to credit loss due to impairments for the third quarter and first nine months of 2011, compared to credit losses due to impairments of $0.6 million and $0.7 million of OTTI for the third quarter and first nine months of 2010, respectively. We recorded no OTTI related to noncredit loss for the third quarter and first nine months of 2011 and 2010. See Item 1, “Financial Statements—Notes to Unaudited Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Real Estate

Real estate is comprised of three components: real estate investments, low-income housing tax credit investments, and real estate owned.

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

Total real estate was $235.9 million at September 30, 2011, compared to $210.6 million at December 31, 2010. Of the total real estate, low-income housing tax credit investments represented $131.8 million and $57.5 million at September 30, 2011 and December 31, 2010, respectively. The $25.3 million increase in total real estate during the first nine months of 2011 was primarily due to purchases of interests in low-income housing tax credit investments and the acquisition of real estate owned partially offset by the sale of real estate investments and the sale and impairment of real estate owned.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	December 31,	December 31,	December 31,
	September 30, 2011	December 31, 2010	Percent Change

	(Dollars in millions)
DAC	$300.8	$277.0	8.6%
VOBA	27.0	28.4	(4.9)
Other intangible assets	45.6	51.7	(11.8)

Total DAC, VOBA and other intangible assets	$373.4	$357.1	4.6

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. The accumulated amortization of VOBA was $61.8 million and $60.4 million at September 30, 2011 and December 31, 2010, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$66.5	22.1%	$63.6	23.0%
VOBA	7.2	26.7	7.5	26.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Decrease to DAC and VOBA	$(0.2)	$(0.4)	$(0.8)	$(0.1)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 8.5 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $27.7 million and $23.0 million at September 30, 2011 and December 31, 2010, respectively.

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs. The Company is currently evaluating the full effects of ASU No. 2010-26 on its business and financial statements, but estimates implementing this ASU will increase pre-tax expenses approximately $3 to $4 million annually with a cumulative effect adjustment of approximately $20 to $25 million in the first year of adoption. The Company is planning to adopt this guidance on a retrospective basis. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 11—Accounting Pronouncements.”

Reserves for Future Policy Benefits and Claims

Reserves include policy reserve and claim reserve liabilities and represent amounts to pay future benefits and claims. Claim reserve liabilities are for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Policy reserve liabilities reflect our best estimate of assumptions at the time of policy issuance including adjustments for adverse deviations in actual experience.

The following table sets forth total reserve balances by reserve type:

	September 30, 2011	December 31, 2010
	(In millions)
Reserves:
Policy reserves	$1,049.0	$1,035.5
Claim reserves	4,573.1	4,466.8

Total reserves	$5,622.1	$5,502.3

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

The following table sets forth total reserve balances by calculation methodology:

	September 30, 2011	Percent of Total	December 31, 2010	Percent of Total
	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$4,986.2	88.7%	$4,872.6	88.6%
Reserves determined by internally-developed formulas	627.4	11.1	619.3	11.2
Reserves based on subjective judgment	8.5	0.2	10.4	0.2

Total reserves	$5,622.1	100.0%	$5,502.3	100.0%

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

The following table sets forth policy reserves by block of business:

	September 30, 2011	December 31, 2010
	(In millions)
Policy reserves:
Individual disability insurance	$216.1	$204.7
Individual and group immediate annuity businesses	236.6	235.0
Individual life insurance	596.3	595.8

Total policy reserves	$1,049.0	$1,035.5

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

Claim reserves are subject to revision based on credible changes in claim experience, and expectations of future factors that may influence claim experience. During each quarter, we monitor our emerging claims experience to ensure that the claim reserves remain appropriate. We make adjustments to our assumptions based on emerging trends that are credible and are expected to persist, and expectations of future factors that may influence claim experience. Assumptions used to calculate claim reserves may vary by the age, gender and occupation class of the claimant, the year the claim was incurred, time elapsed since disablement, and specific contract provisions and limitations.

The following table sets forth total claim reserves by block of business:

	September 30, 2011	December 31, 2010
	(In millions)
Claim reserves:
Group disability insurance	$3,100.3	$3,022.2
Individual disability insurance	711.1	694.1
Group life insurance	761.7	750.5

Total claim reserves	$4,573.1	$4,466.8

Group and individual disability insurance.    Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010
Discount rate	5.00%	5.25%	5.00%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The lower discount rate for the third quarter of 2011 compared to the second quarter of 2011 was primarily the result of a continued low interest rate environment. A 25 basis point increase or decrease in the discount rate results in a comparable increase or decrease in quarterly pre-tax income of approximately $1.6 million. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the third quarter of 2011 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

The claim incidence rate for policy reserves and IBNR claim reserves can also fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. Claims incidence was higher for the third quarter and first nine months of 2011 compared to the same periods of 2010 for our long term disability insurance business.

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

We are required to recognize the funded status of our pension and postretirement benefit plans as an asset or liability on the balance sheet. For pension plans, this is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the year-end balance sheet date. For our postretirement plan, this is measured as the difference between the plan assets at fair value and the accumulated benefit obligation as of the year-end balance sheet date. Unrecognized actuarial gains or losses, prior service costs or credits, and transition assets are amortized, net of tax, out of accumulated other comprehensive income or loss as components of net periodic benefit cost. While we are not obligated to make any contributions to our pension plans for 2011, we do evaluate their funding status annually in the fourth quarter.

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

Currently, years 2008 through 2010 are open for audit by the IRS.

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

Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2011, and designed to provide reasonable assurance that material information relating to the Company and the Company’s consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Differences between actual claims experience and underwriting and reserving assumptions may adversely affect our financial results—Our long term disability products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during these periods. Historically, approximately 50% of all claims filed under our long term disability policies close within 24 months. However, claims caused by more severe disabling conditions may be paid over much longer periods, including, in some cases, up to normal retirement age or longer. Longer duration claims, in addition to a higher volume of claims than we expect, expose us to the possibility that we may pay benefits in excess of the amount that we anticipated when the policy was underwritten. The profitability of our long term disability products is thus subject to volatility resulting from the difference between our actual claims experience and our assumptions at the time of underwriting. An increased level of claims incidence in our group long term disability business has resulted in earnings below our expectations for the third quarter and first nine months of 2011. Beginning in the second quarter of 2011, we implemented targeted pricing increases on our long term disability business that were, on average, in the high single digit range. These pricing increases apply to both new sales and renewal business. We expect the benefit ratio to remain elevated while the economy recovers and until the effects of pricing actions take hold.

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
•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities—available-for-sale (“fixed maturity securities”), commercial mortgage loans and real estate. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads. Our commercial mortgage loan portfolio is subject to delinquency, default and borrower concentration risks. Related declines in market activity due to overall declining values of fixed maturity securities may result in our fixed maturity securities portfolio becoming less liquid. Also, our commercial mortgage loans are relatively illiquid and the demand for our real estate owned may remain low due to macroeconomic conditions. We may have difficulty selling our fixed maturity securities, commercial mortgage loans and real estate owned at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—Our 10-year senior notes of $250 million will mature in September 2012, and our junior subordinated debentures of $300 million will mature in 2067 with a call option in 2017. We maintain a $200 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. We had no outstanding balance on the Facility at September 30, 2011. The Facility is composed of a syndication of six banks. Commitments from the banks toward the available line of credit range from $10.0 million to $52.5 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•

Declining equity markets and low interest rates could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long-term rate of return on plan assets and the employee work force. Declines in the discount rate or the rate of return on plan assets resulting from the current economic downturn could increase our required cash contributions or pension-related expenses in future periods. The funding status of the Company’s pension plans are evaluated annually during the fourth quarter.

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
•

If the U.S. economy and global financial markets do not continue to recover, it could have a lasting adverse effect on us—In addition to the risks we noted above that we are currently facing, if the U.S. economy and global financial markets do not continue to recover, we could be adversely affected in the following ways:

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2011	0	$0.0	0	3,495,900
August 1-31, 2011	0	0.0	0	3,495,900
September 1-30, 2011	357,000	27.16	357,000	3,138,900

Total third quarter	357,000	27.16	357,000	3,138,900

On February 8, 2010, the Board of Directors authorized 3.0 million shares of StanCorp Financial Group, Inc. (“StanCorp”) common stock for its share repurchase program. The February 2010 authorization took effect upon the completion of the previous share repurchase authorization and expires on December 31, 2011. On May 16, 2011, the Board of Directors authorized an additional 3.0 million shares of StanCorp common stock. The May 2011 authorization will take effect upon the completion or expiration of the February 2010 authorization and expires on December 31, 2012. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, the Company’s assessment of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made at market prices on the transaction date.

The following table sets forth share repurchase activity:

	Three Months Ended September 30,
	2011	2010

	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	357,000	934,100
Cost of share repurchases	$9.7	$35.6
Weighted-average price per common share	27.16	38.11

Shares remaining under repurchase authorizations	3,138,900	2,357,500

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

At the Annual Meeting of Shareholders, held on May 16, 2011, the Shareholders approved a proposal to extend the expiration date of the Amended and Restated Shareholder Rights Agreement from April 20, 2012 to April 19, 2015. The exhibits to the amended agreements were updated during the third quarter. No other changes have been made to the existing Amended and Restated Shareholder Rights Agreement. A copy of the agreement’s exhibits are attached hereto as Exhibit 4.1 and filed herewith.

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 4.1	Exhibits to Amended and Restated Rights Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2011	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

4.1	Exhibits to Amended and Restated Rights Agreement	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.