Form 10-K
period 2011-12-31
STANCORP FINANCIAL GROUP INC
filed 2012-02-27
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-14925

STANCORP FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1253576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, was $1,866,535,131 based upon the closing price of $42.19 on June 30, 2011. For this purpose, directors and executive officers of the registrant are assumed to be affiliates.

As of February 17, 2012, there were 44,357,908 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

We are headquartered in Portland, Oregon and are a holding company for our insurance and asset management subsidiaries as well as for subsidiaries included in our Other category. Our insurance businesses offer group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, and absence management services. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states as well as the District of Columbia and the U.S. territories of Guam and the Virgin Islands. Our asset management businesses offer full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Our asset management businesses also offer investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products, and manage certain real estate properties. The subsidiaries included in our Other category have owned and managed certain real estate properties held for sale, and operate our online financial life planning and management service.

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

Our long-term strategy includes:

•	Maintaining strong growth rates in traditional risk acceptance businesses (disability and group life insurance).
•	Seeking to expand growth opportunities by increasing penetration in markets where we have limited presence.
•	Further diversifying our earnings base, and taking advantage of market opportunities, demographic trends and capital synergies by increasing our asset management businesses.
•	Returning value to shareholders through strategic uses of capital.

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

2011 ANNUAL REPORT	1

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

StanCorp Equities, Inc. (“StanCorp Equities”) is a limited broker-dealer and member of the Financial Industry Regulatory Authority. StanCorp Equities serves as principal underwriter and distributor for group variable annuity contracts issued by Standard and as the broker of record for certain retirement plans using the trust platform. StanCorp Equities holds no customer funds but provides supervision and oversight for the distribution of group variable annuity contracts and of the sales activities of all registered representatives employed by StanCorp Equities and its affiliates.

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

MARKET POSITION

Based on the United States insurance industry in force premium statistics, we have leading market positions with single digit market share in group long term and short term disability insurance, group life insurance and individual disability insurance. These statistics were based on the most recent annual Gen Re insurance industry reports available as of January 2012. The positions are as follows:

•	5th largest provider of group long term disability insurance.
•	6th largest provider of group short term disability insurance.
•	8th largest provider of group life insurance.
•	7th largest provider of individual disability insurance.

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

Standard’s financial strength ratings as of January 2012 were:

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

Our debt ratings and issuer credit ratings as of January 2012, which we believe are indications of our liquidity and ability to make payments, were:

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

Of our total $2.87 billion in revenues for 2011, revenues of $2.50 billion were from our Insurance Services segment, revenues of $390.6 million were from our Asset Management segment and losses of $14.8 million were from our Other category. Revenues from the Other category included net capital losses of $6.9 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Segments” for segment information regarding revenues, expenses and total assets for the years 2011, 2010 and 2009.

2011 ANNUAL REPORT	3

Part I

Insurance Services Segment

The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services to individuals and employer groups ranging in size from two lives to more than 173,000 lives. We have approximately 33,000 group insurance policies in force, covering approximately 6.8 million employees as of December 31, 2011.

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

Group long term disability insurance contributed 37.4% of 2011 premiums for the segment. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time.

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

Group short term disability insurance contributed 9.7% of 2011 premiums for the segment. Our basic short term disability products generally cover only disabilities occurring outside of work. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits, with maximum benefit periods generally not exceeding 180 days. Group short term disability benefits may also be reduced by other income, such as sick leave that a disabled insured employee may receive.

Individual disability insurance contributed 8.0% of 2011 premiums for the segment. The products include non-cancelable disability coverage that provides insurance at a guaranteed fixed premium rate for the life of the contract, and guaranteed renewable coverage where premium rates are guaranteed for limited periods and are subject to change thereafter. We also offer a product with features that provide coverage in the event of partial disability or loss of income while caring for a family member with a serious health condition as well as medical and legal specialty protection. This segment also sells business overhead expense coverage that reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage that provides payment for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability. Non-cancelable disability insurance policies represented 79.0% of individual disability sales for 2011.

Our individual disability insurance products are sold nationally by brokers through master general agents, primarily to physicians, lawyers, executives, other professionals and small business owners. The compensation paid to brokers and master general agents is based primarily on a percentage of premiums. Master general agents are eligible for a bonus based on sales volume of business they have written.

Group life and AD&D insurance contributed 41.1% of 2011 premiums for the segment. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

4	STANCORP FINANCIAL GROUP, INC.

Our other insurance premiums include group dental and group vision insurance and contributed 3.8% of 2011 premiums for the segment. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and also include an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan that are differentiated by levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

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

Retirement plans contributed 46.7% of 2011 revenues for the segment. Investment services for 401(k), defined benefit plans and governmental 457 plans are provided through a non-registered group annuity contract with third-party brand name mutual funds through a separate account and a stable value investment option managed by Standard. These plan services also are provided through an open architecture (NAV) platform offering mutual funds and a stable value investment option managed by Standard. Plans on the NAV platform can choose from any mutual fund that our trading partners are able to trade. We also provide a stable value investment option available on an investment-only basis to retirement plans for which Standard does not provide administrative services. Retirement plan assets under administration were $13.8 billion at December 31, 2011.

Mutual funds offered through the group annuity separate account as of December 31, 2011 are limited to those funds that have been evaluated through a due diligence process. Representative fund companies are: Davis Funds, Dodge & Cox, Federated Investors Funds, Harbor Funds, Oppenheimer Funds, T. Rowe Price and Vanguard Funds. Funds offered in our group annuity retirement plans are regularly evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process. StanCorp Investment Advisers provides fund performance analysis and selection support to 87% of our group annuity plan sponsors. All group annuity contracts are distributed through StanCorp Equities.

Services for 403(b) and non-qualified deferred compensation plans are available on the NAV platform. Previously they have been provided through a registered group variable annuity contract with a stable value investment option managed by Standard and separate account investment options. The registered product was phased out during 2011, and held no assets as of December 31, 2011.

Our target market for retirement plans is primarily small to mid-size businesses. Our retirement plans products and services are sold primarily through registered investment advisors, brokers, employee benefit consultants, investment advisors and other distributors served by our sales representatives throughout the United States. These distributors are usually compensated based on a percentage of the deposits or assets under administration. Compensation is disclosed to the customer by either Standard or Standard Retirement Services. Most of our retirement plan customers receive financial, record keeping and administrative services, although the option is available to receive only financial and record keeping services or financial services only.

The primary sources of revenue for the retirement plans business include plan administration fees, asset-based fees and investment income on general account assets under administration, a portion of which is credited to policyholders. In

2011 ANNUAL REPORT	5

Part I

addition, premiums and benefits to policyholders reflect the conversion of retirement plan assets into life-contingent annuities, which is an option that can be selected by plan participants at the time of retirement.

The Standard earned a total of four Best in Class awards in PlanSponsor Magazine’s 2011 Defined Contribution Survey. All of the Best in Class awards were in the $5 million to $50 million in plan assets category.

Individual annuities contributed 42.8% of 2011 revenues for the segment. The individual annuity products sold by this segment are primarily fixed-rate and indexed deferred annuities. This segment also sells immediate annuities. Our target market for annuities is any individual seeking conservative investments to meet their retirement or other financial goals. The fixed-rate annuity product portfolio includes deferred annuities with initial interest rate guarantees generally ranging from one to six years and a full array of single premium immediate annuity income payment options. We offer an indexed annuity product that uses over the counter call-spread options to hedge the index performance of the policies.

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

Our other financial services business includes our investment advisory, real estate management and commercial mortgage loan origination businesses. These businesses contributed 10.5% of 2011 revenues for the segment.

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

KEY FACTORS AFFECTING RESULTS OF OPERATIONS

Our Insurance Services segment represented approximately 76%, 85% and 91% of total income before income taxes, excluding the Other category, for the years ended December 31, 2011, 2010 and 2009, respectively. In addition to competition, four primary factors can have a critical impact on the financial results of our Insurance Services segment operations: pricing; claims experience; wage, employment and benefit levels; and interest rates.

6	STANCORP FINANCIAL GROUP, INC.

Our Asset Management segment represented approximately 24%, 15% and 9% of total income before income taxes, excluding the Other category, for the years ended December 31, 2011, 2010 and 2009, respectively. The financial results of the Asset Management segment are primarily impacted by employment and benefit levels, interest rates and equity market performance.

Pricing. One of the key components of our pricing decisions for many of our insurance products is the investment return available to us. In periods of decreasing or low interest rates, the returns available to us from our primary investments, fixed maturity securities—available-for-sale (“fixed maturity securities”) and commercial mortgage loans, decline. This may require us to increase the price of some of our products in order to maintain our targeted returns. If our competitors do not make similar adjustments to their product pricing or if they have a higher return on investments, our products may be more expensive than those offered by competitors. Alternatively, in periods when interest rates are increasing, we may be able to reduce premium rates, and therefore reduce pricing pressure to customers. Given the negative financial consequences of under-pricing, we believe that our practice of maintaining a disciplined approach to product pricing provides the best long-term pricing strategy, higher levels of persistency, and therefore, the best long-term financial success for our company.

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

In our asset accumulation businesses, the growth in wages and employment levels affects the level of new deposits for the retirement plans we administer, which affects the amount of administrative fee revenues we earn.

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

We manage our risk associated with our businesses through the following practices:

•	Sound product design and underwriting.
•	Effective claims management.
•	Pricing discipline.
•	Broad diversification of risk by customer geography, industry, size and occupation.
•	Maintenance of a strong financial position.
•	Maintenance of reinsurance and risk pool arrangements.
•	Sufficient alignment of assets and liabilities to meet financial obligations.

Diversification of Products

We achieve earnings diversification by offering multiple insurance products such as group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. In addition, we diversify our earnings base through our asset management businesses, which include products such as full-service retirement plans, money purchase pension plans, defined benefit plans, non-qualified deferred compensation products, investment advisory and management services, financial planning services, commercial mortgage loan origination

2011 ANNUAL REPORT	7

Part I

and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. These products have differing price, market and risk characteristics. Our strategy is to further diversify our earning s base and take advantage of market opportunities, demographic trends and capital synergies by increasing our asset accumulation and asset administration businesses.

Diversification by Customer Industry, Geography and Size

We seek to diversify risk by customer industry, geography and size measured by the number of insured employees in each of our business segments. Over half of our group long term disability and group life insurance premiums come from industries in which we have expertise and a competitive advantage. These industries include the public sector, education, health care and utilities.

The following tables set forth in force premium distribution by customer industry, geography and size for group long term disability and group life insurance products:

Customer Industry	December 31, 2011
Public	26%
Education	23
Health Care	10
Professional	9
Manufacturing	9
Finance	7
Transportation	2
Services	2
Retail	1
Utilities	1
Other	10

Total	100%

Customer Geography	December 31, 2011
West	35%
Central	31
Southeast	18
Northeast	16

Total	100%

Customer Size (Employees)	December 31, 2011
2-99	12%
100-2,499	37
2,500-7,499	18
7,500 and above	33

Total	100%

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

8	STANCORP FINANCIAL GROUP, INC.

alliance, Standard and Ameritas entered into a reinsurance agreement. In 2011, the agreement provided for 24.2% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2011, was $230.6 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for approximately 3% of our total premiums for each of the three years 2011, 2010 and 2009. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

In the fourth quarter of 2011, Standard entered into a Yearly Renewable Term (“YRT”) reinsurance agreement, with Canada Life Assurance Company to cede a share of the Company’s group life insurance risk in order to reduce its losses and provide relief in the event of a catastrophe.

We also maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D, with partial coverage of nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and our participation in a catastrophe reinsurance pool discussed below, we have coverage of up to $480.6 million per event.

We are part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses from group life and AD&D over 23 participating members. The annual fee we paid in 2011 to participate in the pool was less than $30,000. As a member of the pool, we are exposed to maximum potential losses experienced by other participating members of up to $111.0 million for a single event for losses submitted by a single company and a maximum of $277.9 million for a single event for losses submitted by multiple companies. Our percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

The Terrorism Risk Insurance Act of 2002 (“TRIA”), which has been extended through 2014, provides for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. Due to the concentration of risk present in group life insurance and the fact that group life insurance is not covered under TRIA, an occurrence of a significant catastrophe or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material effect on us.

Asset-Liability and Interest Rate Risk Management

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management.”

INVESTMENTS

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for our policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ policy liabilities result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically, subject to minimum interest rate guarantees. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long-term reserves makes it possible to allocate a significant portion of invested assets to long-term fixed-rate investments, including commercial mortgage loans and low-income housing tax credit investments. StanCorp Mortgage Investors’ unique expertise with respect to its market niche for small fixed-rate commercial mortgage loans allows us to enhance the yield on the overall investment portfolio beyond that available through fixed maturity securities with an equivalent risk profile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition

2011 ANNUAL REPORT	9

Part I

and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Investments.”

REGULATION

State and Federal Laws and Regulations

Standard sells its products in and is regulated by the District of Columbia, the U.S. territories of Guam and the Virgin Islands, and all states except New York. The Standard Life Insurance Company of New York sells its products in and is regulated by the state of New York. The insurance industry in the United States is subject to extensive regulation. Such regulation relates to, among other things, terms and provisions of insurance policies, market conduct practices, maintenance of capital and payment of distributions, and financial reporting on a statutory basis of accounting.

In 2011, we maintained registered group variable annuity products, which are part of a registered investment company under the Investment Company Act of 1940. This Act regulates the relationship between a registered investment company and its investment adviser.

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

Capital Requirement—Risk-Based Capital

The National Association of Insurance Commissioners uses Risk-based Capital (“RBC”) to aid in the assessment of the statutory capital and surplus of life and health insurers. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. The RBC model determines an appropriate Company Action Level RBC based on our business and assets. Capital below the Company Action Level RBC would require us to prepare and submit an RBC plan to the commissioner of the state of domicile outlining the capital level we plan on maintaining. Capital below the Authorized Control Level RBC, which is 50% of the Company Action Level RBC, is the capital level at which the state of domicile is authorized to take whatever regulatory actions it considers necessary to protect the best interests of the policyholders and creditors of the insurer.

At December 31, 2011, the capital of our insurance subsidiaries was approximately 327% of the Company Action Level RBC required by regulators, which was 654% of the Authorized Control Level RBC required by our states of domicile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.”

EMPLOYEES

At December 31, 2011, StanCorp and its subsidiaries had 2,974 full-time equivalent employees, 80% of which were located in Portland, Oregon and the surrounding metropolitan area. At December 31, 2011, none of our employees were represented by unions.

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

10	STANCORP FINANCIAL GROUP, INC.

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

RISK FACTORS

Risk factors that may affect our business are as follows:

•

Our reserves for future policy benefits and claims related to our current and future business may prove to be inadequate—For certain of our product lines, we establish and carry, as a liability, actuarially determined reserves to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities but instead are estimates based on assumptions, which can be materially affected by changes in the economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Claims experience on our products can fluctuate widely from period to period. If actual events vary materially from our assumptions used when establishing the reserves to meet our obligations for future policy benefits and claims, we may be required to increase our reserves, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

2011 ANNUAL REPORT	11

Part I

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

•

Our deferred tax asset includes net operating losses which depend on future taxable income to be realized and may be limited or impaired by future ownership changes—Our deferred tax assets include federal, state and local net operating losses. Certain of our subsidiaries as a group have generated losses in recent years. Net operating losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. There can be no assurance that we will generate the future taxable income necessary to utilize our net operating losses. Furthermore,

12	STANCORP FINANCIAL GROUP, INC.

the availability of these losses to be utilized in the future can become limited if certain changes in company structure or income levels occur. In such a circumstance, we may be unable to utilize the losses even in the event the company generates future taxable income. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Income Taxes.”

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

•

Certain concentrations in our commercial mortgage loan investments may subject us to losses resulting from an economic downturn—While isolated to a small number of borrowers, the concentration of our commercial mortgage loan portfolio assets by individual borrower may expose us to potential losses resulting from an economic downturn. Although we diversify our commercial mortgage loan portfolio by location, type of property and individual borrower, such diversification may not eliminate the risk of such losses, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

2011 ANNUAL REPORT	13

Part I

approval of dividends in excess of certain statutory limitations. Oregon law requires us to receive the prior approval of the Oregon Insurance Division to pay such a dividend. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends from Standard.”

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—Our 10-year senior notes (“Senior Notes”) of $250 million will mature in September 2012. Should market conditions and credit availability worsen, we could be required to consider alternative means of raising replacement capital for our Senior Notes. For a full discussion of debt instruments, see Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18—Long-Term Debt.”

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

•

Declining equity markets and low interest rates could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long-term rate of return on plan assets and the employee work force. Declines in the discount rate or the rate of return on plan assets resulting from the current economic downturn could increase our required cash contributions or pension-related expenses in future periods. As part of our annual requirement to evaluate our pension plans, in the fourth quarter of 2011 we made a contribution of $58 million to our pension plan based on the effects of our discount rate and the current interest rate environment.

•

Our ability to conduct business may be compromised if we are unable to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated events—We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions. System failures, system outages, outsourcing risk or the failure or unwillingness of a service provider to perform could compromise our ability to perform these functions in a timely manner and could hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, fire, a blackout, a computer virus, a terrorist attack or war, these systems may be inaccessible to our employees, customers or business partners for an extended period of time. These systems could also be subject to physical and electronic break-ins and subject to similar disruptions from unauthorized tampering. This may impede or interrupt our business operations and could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

The U.S. economic downturn and disruption in global financial markets could continue to adversely affect us in the near term—The U.S. economic downturn and disruption in the global financial market present risks and uncertainties. In the current economic downturn, we face the following risks:

•	Declines in revenues or profitability as a result of lost wages or lower levels of insured employees by our customers due to reductions in workforce.

14	STANCORP FINANCIAL GROUP, INC.

•	Increases in pricing pressure and competition resulting in a loss of customers or new business as customers seek to reduce benefit costs and competitors seek to protect market share.
•	Increases in commercial mortgage loan foreclosures.
•	Increases in holdings of real estate owned properties due to a decline in demand for these properties and the decline in value of these properties during our holding period.
•	Continued pressure on budgets for public institutions could impact our customer groups in this sector, which represents a significant customer group for our employee benefits business.
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

Principal properties owned by Standard Insurance Company (“Standard”) and used by StanCorp Financial Group, Inc. or its subsidiaries consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 460,000 square feet; and the Standard Plaza, with approximately 220,000 square feet. Both of our business segments use the facilities described above. We also own two buildings in Hillsboro, Oregon, each with 72,000 square feet of office space. The Hillsboro offices are used by StanCorp Mortgage Investors, LLC and our group insurance claims operations. In addition, Standard leases approximately 160,000 square feet of office space located in downtown Portland, Oregon, for home office and claims operations. We lease 59 offices under commitments of varying terms to support our sales and regional processing offices throughout the United States. Management believes that the capacity and types of facilities are suitable and adequate for operations. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Property and Equipment, Net.”

Item 3.	Legal Proceedings

In the normal course of business, we are involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2011. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on our business, financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosure

Not applicable.

2011 ANNUAL REPORT	15

Part I

Item 4A.	Executive Officers of the Registrant

The following table sets forth the executive officers of StanCorp Financial Group (“StanCorp”) and Standard Insurance Company (“Standard”):

Name	Age (as of February 24, 2012)	Position
Floyd F. Chadee	54	Senior Vice President and Chief Financial Officer of StanCorp and Standard
Katherine Durham*	45	Vice President, Marketing and Communications of Standard
James B. Harbolt*	49	Vice President, Insurance Services Group of Standard
Scott A. Hibbs*	50	Vice President, Asset Management Group of Standard
Daniel J. McMillan*	45	Vice President, Insurance Services Group of Standard
J. Gregory Ness	54	Chairman, President and Chief Executive Officer of StanCorp and Standard
David M. O’Brien*	55	Senior Vice President, Information Technology of Standard
Karen M. Weisz*	44	Vice President, Human Resources and Corporate Services of Standard

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

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

J. Gregory Ness, LLIF, was elected Chairman of the Board of Directors of StanCorp and Standard in December 2011. He has been President and Chief Executive Officer of StanCorp and Standard since July 2009. From September 2008 until July 2009, Mr. Ness served as President and Chief Operating Officer of StanCorp and Standard. Prior to his appointment to President and Chief Operating Officer, Mr. Ness served as Senior Vice President, Insurance Services segment of Standard since the Company’s segment realignment in January 2006. From April 2004 to January 2006, Mr. Ness was Senior Vice President, group insurance division of Standard. From 1999 to April 2004, Mr. Ness was Senior Vice President, Investments of Standard.

16	STANCORP FINANCIAL GROUP, INC.

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

2011 ANNUAL REPORT	17

Part II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange Euronext (“NYSE”) under the symbol “SFG.” As of February 17, 2012, there were 33,675 shareholders of record of common stock.

The following tables set forth the high and low sales prices as reported by the NYSE at the close of the trading day and cash dividends paid per share of common stock:

	2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$37.12	$43.05	$47.31	$48.64
Low	26.09	25.80	40.26	43.73
Dividend Paid	0.89	—	—	—

	2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$46.06	$42.88	$50.19	$47.63
Low	38.34	35.47	40.54	39.42
Dividend Paid	0.86	—	—	—

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

18	STANCORP FINANCIAL GROUP, INC.

The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P Life and Health Insurance Index and the S&P Insurance Group Index. The comparison assumes $100 was invested on December 31, 2006, in our common stock and in each of the foregoing indexes, and assumes the reinvestment of dividends. The graph covers the period of time beginning December 31, 2006, through December 31, 2011.

2011 ANNUAL REPORT	19

Part II

The following table sets forth share repurchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
October 1-31, 2011	—	$—	—	3,138,900
November 1-30, 2011	10,100	31.97	10,100	3,128,800
December 1-31, 2011	—	—	—	3,000,000

Total fourth quarter	10,100	$31.97	10,100	3,000,000

On February 8, 2010, our Board of Directors authorized 3.0 million shares of StanCorp common stock for its share repurchase program. The February 2010 authorization took effect upon the completion of the previous share repurchase authorization and expired on December 31, 2011. The total number of shares repurchased through the February 2010 authorization was 2.9 million shares. On May 16, 2011, our Board of Directors authorized an additional 3.0 million shares of StanCorp common stock. The May 2011 authorization took effect upon the expiration of the February 2010 authorization and expires on December 31, 2012. As of December 31, 2011, 128,800 shares under the February 2010 authorization expired. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made at market prices on the transaction date. We will evaluate share repurchases opportunistically based on equity markets, capital levels and our assessment of the direction of the overall economy.

The following table sets forth share repurchase activity:

	Years ended December 31,
(Dollars in millions except per share data)	2011	2010
Share repurchases:
Shares repurchased	2,180,100	2,034,200
Cost of share repurchases	$90.3	$81.8
Volume weighted-average price per common share	41.41	40.19
Shares remaining under repurchase authorizations	3,000,000	2,308,900

Share acquired to cover tax liabilities:
Shares acquired	—	8,613
Cost of shares repurchased	$—	$0.4
Volume weighted-average price per common share	—	43.01

Information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

20	STANCORP FINANCIAL GROUP, INC.

Item 6:	Selected Financial Data

The following table sets forth selected financial data at or for the years ended December 31 and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”:

(Dollars in millions—except per share data)	2011	2010	2009	2008	2007
Income Statement Data:
Revenues:
Premiums	$2,153.3	$2,097.7	$2,101.9	$2,140.2	$2,078.3
Administrative fees	115.5	116.5	108.5	114.6	115.2
Net investment income	612.8	602.5	586.5	541.0	516.3
Net capital losses	(6.9)	(51.6)	(26.9)	(128.8)	(0.6)

Total revenues	2,874.7	2,765.1	2,770.0	2,667.0	2,709.2

Benefits and expenses:
Benefits to policyholders and interest credited	1,932.2	1,778.2	1,721.3	1,700.1	1,700.6
Operating expenses*	708.5	665.2	693.8	686.6	636.2
Interest expense	38.9	38.9	39.2	39.2	30.7

Total benefits and expenses	2,679.6	2,482.3	2,454.3	2,425.9	2,367.5

Income before income taxes	195.1	282.8	315.7	241.1	341.7
Income taxes	55.8	93.8	106.8	78.2	114.2

Net income	$139.3	$189.0	$208.9	$162.9	$227.5
Benefit Ratios, including interest credited (% of total premiums):
Group insurance	83.1%	77.2%	74.7%	73.6%	77.4%
Individual disability	67.3	66.8	69.3	78.7	69.3
Per Common Share:
Basic net income	$3.10	$4.04	$4.27	$3.33	$4.39
Diluted net income	3.09	4.02	4.26	3.30	4.35
Market value at year end	36.75	45.14	40.02	41.77	50.38
Dividends declared and paid	0.89	0.86	0.80	0.75	0.72
Basic weighted-average shares outstanding	44,876,650	46,774,277	48,932,908	48,917,235	51,824,050
Diluted weighted-average shares outstanding	45,016,070	47,006,228	49,044,543	49,292,240	52,344,950
Ending shares outstanding	44,268,859	46,159,387	47,744,524	48,989,074	49,155,131
Balance Sheet Data:
General account assets	$13,840.3	$13,055.9	$12,395.0	$11,479.3	$10,596.5
Separate account assets	4,593.5	4,787.4	4,174.5	3,075.9	4,386.4

Total assets	$18,433.8	$17,843.3	$16,569.5	$14,555.2	$14,982.9

Long-term debt	$300.9	$551.9	$553.2	$561.5	$562.6
Total liabilities	16,423.3	15,931.2	14,834.1	13,174.9	13,553.9
Total equity	2,010.5	1,912.1	1,735.4	1,380.3	1,429.0
Statutory Data:
Net gain from operations before federal income taxes and realized capital gains (losses)	$185.1	$317.4	$375.0	$341.6	$309.3
Net gain from operations after federal income taxes and before realized capital gains (losses)	143.1	202.4	251.4	235.0	197.2
Capital and surplus	1,193.1	1,226.8	1,243.2	1,154.6	1,047.8
Asset valuation reserve	107.2	95.6	89.7	78.8	102.2

*	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs, value of business acquired and other intangible assets.

2011 ANNUAL REPORT	21

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This management’s discussion and analysis of financial condition and results of operations contain forward looking statements. See Part I, Item 1A, “Risk Factors—Forward-Looking Statements.”

EXECUTIVE SUMMARY

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Years ended December 31,
(Dollars in millions except share data)	2011	2010	2009
Net income	$139.3	$189.0	$208.9
After-tax costs related to operating expense reduction initiatives	—	—	(12.0)
After-tax net capital losses	(4.5)	(32.1)	(17.3)

Net income excluding after-tax costs related to operating expense reduction initiatives and after-tax net capital losses	$143.8	$221.1	$238.2

Diluted earnings per common share:
Net income	$3.09	$4.02	$4.26
After-tax costs related to operating expense reduction initiatives	—	—	(0.25)
After-tax net capital losses	(0.10)	(0.68)	(0.35)

Net income excluding after-tax costs related to operating expense reduction initiatives and after-tax net capital losses	$3.19	$4.70	$4.86

Diluted weighted-average common shares outstanding	45,016,070	47,006,228	49,044,543

The decrease in GAAP results for 2011 compared to 2010 was primarily due to a comparatively higher benefit ratio in our Insurance Services segment as a result of higher claims incidence in our group insurance business, partially offset by higher earnings in our Asset Management segment. Diluted earnings per common share for 2011 reflected the effect of a decrease in diluted weighted-average common shares outstanding, which was primarily due to share repurchases.

GAAP results for 2010 compared to 2009 reflected less favorable claims experience in the Insurance Services segment and net capital losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”) and additional provisions to our commercial mortgage loan loss allowance. These factors were partially offset by higher earnings in the Asset Management segment, the effect of a decrease in diluted weighted-average common shares outstanding and a reduction in operating expenses reflecting the completion of our 2009 operating expense reduction initiatives and careful expense management during 2010.

22	STANCORP FINANCIAL GROUP, INC.

Outlook for 2012

We will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength. We manage for long-term profitability by focusing on business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service.

We intend to remain focused on preserving the value of our business by continuing to provide excellent service to our customers and by enhancing our financial strength. We will continue to focus on optimizing shareholder value through sustainable profitability by investing in new product and service capabilities and through the strategic use of capital. We believe these actions position us well for growth as the economy recovers.

For 2012, we have established the following expectations:

•	Net income per diluted share, excluding after-tax net capital gains and losses, to be in the range of $3.60 to $3.90.
•	Return on average equity, excluding after-tax net capital gains and losses from net income and accumulated other comprehensive income and losses from equity, to be in the range of 9% to 10%.

Expectations and guidance for any specific year may vary due to short-term market trends, changes in the interest rate environment and other factors. More specifically, these expectations will be affected by the following items:

•

Premium growth—Beginning in 2011, we implemented pricing actions for both new and renewal long term disability business. Given these pricing actions and the effect of the continued challenging economic environment on the employment and wage levels of our group insurance customers, we expect group insurance premium growth to be relatively flat. However, our strong customer retention in the group insurance business has created the potential for organic growth in premiums as wage growth and employment levels improve.

•

Interest rates—The interest rate environment can affect our new money investment interest rate and the discount rate used to establish long term disability reserves. If the current interest rate environment persists, we estimate the discount rate would be lowered 25 to 50 basis points during 2012. Based on our current size, a 25 basis point increase or decrease in the discount rate results in a comparable increase or decrease in quarterly pre-tax income of $1.6 million.

•

Benefit ratio—We expect that the 2012 annual benefit ratio for the group insurance business will be in the range of 80% to 82%. We expect the annual benefit ratio to return to a historical range of 74% to 78% when pricing actions on our long term disability business are completed and wage growth and employment levels return to historical levels.

•

Share repurchases—Given the continued uncertainty in the economy, we expect to be conservative in capital deployment for 2012 with share repurchases in the range of $40 million to $80 million. We will evaluate share repurchases opportunistically based on equity markets, capital levels and other opportunities for capital deployment; as well as an assessment of the direction of the overall economy.

•

Effective income tax rate—Our purchases of tax-advantaged investments will result in a lower effective income tax rate. We expect our effective income tax rate for 2012 will be approximately 26% to 27%.

•

Deferred acquisition costs—We will adopt Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, on a retrospective basis in the first quarter of 2012. We currently estimate that implementing the change will increase pre-tax expenses by approximately $3 to $4 million annually with a cumulative effect adjustment to retained earnings of approximately $20 to $25 million in the initial year of adoption.

2011 ANNUAL REPORT	23

Part II

CONSOLIDATED RESULTS OF OPERATIONS

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in our Insurance Services segment and administrative fee revenues growth in our Asset Management segment have been the primary drivers of consolidated revenue growth.

The following table sets forth consolidated revenues:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Revenues:
Premiums	$2,153.3	2.7%	$2,097.7	(0.2)%	$2,101.9
Administrative fees	115.5	(0.9)	116.5	7.4	108.5
Net investment income	612.8	1.7	602.5	2.7	586.5
Net capital losses	(6.9)	86.6	(51.6)	(91.8)	(26.9)

Total revenues	$2,874.7	4.0	$2,765.1	(0.2)	$2,770.0

The increase in revenues for 2011 compared to 2010 was primarily due to an increase in premiums from our Insurance Services segment and a decrease in net capital losses. The slight decrease in revenues for 2010 compared to 2009 was primarily due to an increase in net capital losses, partially offset by an increase in administrative fee revenues and net investment income from our Asset Management segment. Net capital gains and losses are reflected in the Other category. See “Business Segments—Other—Net Capital Gains (Losses).”

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

The following table sets forth premiums by segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Premiums:
Insurance Services	$2,145.3	4.3%	$2,056.2	(0.5)%	$2,067.2
Asset Management	8.0	(80.7)	41.5	19.6	34.7
Total premiums	$2,153.3	2.7	$2,097.7	(0.2)	$2,101.9

24	STANCORP FINANCIAL GROUP, INC.

The overall increase in premiums for 2011 compared to 2010 was primarily due to strong sales and customer retention levels, and comparatively lower ERRs for 2011 in our Insurance Services segment, partially offset by decreased premiums in our Asset Management segment related to a decrease in sales of life-contingent annuities. See “Business Segments—Insurance Services Segment” and “Business Segments—Asset Management Segment.”

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

The following table sets forth administrative fee revenues by segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Administrative fee revenues:
Insurance Services	$12.3	28.1%	$9.6	15.7%	$8.3
Asset Management	119.9	(1.3)	121.5	6.5	114.1
Other	(16.7)	(14.4)	(14.6)	(5.0)	(13.9)

Total administrative fee revenues	$115.5	(0.9)	$116.5	7.4	$108.5

The slight decrease in administrative fee revenues in our Asset Management segment for 2011 compared to 2010 was primarily due to decreased assets under administration in our retirement plan trust assets and private client wealth management assets.

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

2011 ANNUAL REPORT	25

Part II

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product, commercial mortgage loan prepayment fees and call premiums on bonds.

The following table sets forth net investment income by segment and associated key indicators:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Net investment income:
Insurance Services	$341.3	0.7%	$338.9	1.1%	$335.1
Asset Management	262.7	4.7	251.0	7.3	234.0
Other	8.8	(30.2)	12.6	(27.6)	17.4

Total net investment income	$612.8	1.7	$602.5	2.7	$586.5

Key indicators of net investment income:
Contribution from the change in fair value of the S&P 500 Index options	$(0.2)	(102.4)%	$8.4	78.7%	$4.7
Average invested assets	11,521.0	6.1	10,858.2	8.9	9,969.9
Portfolio yields:
Fixed maturity securities	5.08%		5.31%		5.46%
Commercial mortgage loans	6.34		6.45		6.46

The increase in net investment income for 2011 compared to 2010 was primarily due to an increase in average invested assets, which primarily resulted from individual annuity sales. Also contributing to the increase in net investment income for 2011 was $7.1 million of call premiums received on certain fixed maturity securities, compared to $4.4 million in 2010, and $7.5 million of prepayment fees received on commercial mortgage loans, compared to $3.4 million in 2010. Partially offsetting these increases was a decline in the change in fair value of our S&P 500 Index options and a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans.

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

We seek investments containing call or prepayment protection to ensure our expected cash flow is not adversely affected by unexpected prepayments. Callable bonds without make-whole provisions represented 6.4% of our fixed maturity security portfolio for 2011. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 95% of the commercial mortgage loans we originate contain this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment. Commercial mortgage loan prepayment fees were $7.5 million, $3.4 million and $2.8 million for 2011, 2010 and 2009 respectively.

26	STANCORP FINANCIAL GROUP, INC.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, other-than-temporary impairments (“OTTI”) of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance and losses recognized due to the impairment of real estate and impairments of low-income housing tax credit investments.

The following table sets forth net capital gains and losses and associated key components:

	Years ended December 31,
(In millions)	2011	Dollar Change	2010	Dollar Change	2009
Net capital losses	$(6.9)	$44.7	$(51.6)	$(24.7)	$(26.9)

Key components of net capital gains (losses):
Net capital gains (losses) on fixed maturity securities	$9.1	$(6.3)	$15.4	$20.8	$(5.4)
Net capital gains (losses) on real estate investments	34.7	25.1	9.6	10.0	(0.4)
Net capital losses on real estate owned	(16.5)	6.4	(22.9)	(22.9)	—
Provision to our commercial mortgage loan loss allowance	(32.7)	15.4	(48.1)	(27.0)	(21.1)

Net capital losses for 2011 were primarily related to our commercial mortgage loan loss allowance provision and losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”). These losses were partially offset by net capital gains related to the sale of real estate investments and certain fixed maturity securities. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

The increase in net capital losses for 2010 compared to 2009 was primarily related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010 recorded as additional provisions to our commercial mortgage loan loss allowance. Capital losses were also recognized due to impairments on properties acquired from the above mentioned borrower resulting from the receipt of independent appraisals and on low-income housing tax credit investments. Due to the prescribed accounting treatment for low-income housing tax credit investments, we will record impairments if we are not able to realize any value either through reductions to our taxable income and related tax liabilities or through a sale to a third party. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities and from the sale of real estate investments. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

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

•	Current estimates for future benefits on life-contingent annuities.

2011 ANNUAL REPORT	27

Part II

The following table sets forth benefits to policyholders by segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Benefits to policyholders:
Insurance Services	$1,750.9	11.8%	$1,566.4	2.4%	$1,530.3
Asset Management	20.3	(62.0)	53.4	17.6	45.4

Total benefits to policyholders	$1,771.2	9.3	$1,619.8	2.8	$1,575.7

The increase in benefits to policyholders for 2011 compared to 2010 was primarily due to higher claims incidence in the group long term disability insurance business. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

The increase in benefits to policyholders for 2010 compared to 2009 was primarily due to higher claims incidence and fewer claim closures in the group long term disability insurance business and a few large claims in the group life insurance business. Benefits to policyholders for 2009 included approximately $18 million of additional individual disability insurance reserves recorded during the first quarter of 2009 due to the termination of reinsurance on certain reinsured policies and claims. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

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

The following table sets forth interest credited and associated key components:

	Years ended December 31,
(Dollars in millions)	2011	Change	2010	Change	2009
Interest credited	$161.0	$2.6	$158.4	$12.8	$145.6

Key components of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$1.3	$(4.5)	$5.8	$6.2	$(0.4)
Average individual annuity assets under administration	2,830.0	11.5%	2,537.6	14.1%	2,223.8

The increases in interest credited for both 2011 and 2010 primarily reflected growth in our average individual annuity assets under administration and the change in fair value of the index-based interest guarantees.

28	STANCORP FINANCIAL GROUP, INC.

Operating Expenses

The following table sets forth operating expenses and costs incurred during 2009 operating expense reduction initiatives:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Operating expenses	$471.2	5.6%	$446.2	(6.3)%	$476.2
Pre-tax costs related to operating expense reduction initiatives	—	n/a	—	n/a	18.6

The increase in operating expenses for 2011 compared to 2010 was primarily related to business growth as evidenced by premium growth, and approximately $11.0 million in project costs for information technology services. See “Business Segments.”

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

The following table sets forth commissions and bonuses:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Commissions and bonuses	$218.7	6.1%	$206.1	2.0%	$202.0

The increase in commissions and bonuses for 2011 compared to 2010 was primarily due to an increase in our Insurance Services segment sales and individual annuity business sales. The increase in commissions and bonuses for 2010 compared to 2009 was primarily due to an increase in our Insurance Services segment sales, partially offset by a change in our individual annuity product mix.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of approximately 8.3 years. The intangible asset associated with the individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) will be fully amortized by 2023. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

2011 ANNUAL REPORT	29

Part II

The following table sets forth the operating impact resulting in a net increase in DAC, VOBA and other intangible assets:

	Years ended December 31,
(In millions)	2011	Dollar Change	2010	Dollar Change	2009
Deferral of acquisition costs	$(98.8)	$(5.9)	$(92.9)	$1.0	$(93.9)
Amortization of DAC, VOBA and other intangible assets	80.7	9.6	71.1	(4.2)	75.3

Net increase in DAC, VOBA and other intangible assets	$(18.1)	$3.7	$(21.8)	$(3.2)	$(18.6)

The net increase in DAC, VOBA and other intangible assets was lower for 2011 compared to 2010 primarily due an increase in the amortization of DAC which was driven by an increase in net investment income from call premiums. This increase was partially offset by losses due to the change in fair value of our indexed-based guarantees and an increase in deferrals in our Insurance services segment resulting from higher sales.

The net increase in DAC, VOBA and other intangible assets was higher for 2010 compared to 2009 due to an increase in deferrals in our group insurance businesses resulting from higher sales, a decrease in amortization driven by favorable persistency in our group and individual disability insurance businesses, changes in the interest rates environment and favorable lapse experience in the individual annuity segment.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Years ended December 31,
	2011	2010	2009
Combined federal and state effective income tax rates	28.6%	33.2%	33.8%

During 2011 and the second half of 2010, we purchased tax-advantaged investments. As a result of these investments, our effective tax rate decreased 3.2% in 2011. The effective rate also decreased due to certain favorable permanent tax differences relative to lower income in 2011. We will continue to purchase investments that meet our yield and quality requirements.

At December 31, 2011, the years open for audit by the Internal Revenue Service (“IRS”) were 2009 through 2011. The years 2008 through 2011 were also open for audit by state authorities. See Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7—Income Taxes” for more information on the change in the effective tax rate.

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

30	STANCORP FINANCIAL GROUP, INC.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Years ended December 31,
	2011	2010	2009
Insurance Services	86.5%	85.3%	86.3%
Asset Management	13.5	14.7	13.7

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Premiums	$2,145.3	4.3%	$2,056.2	(0.5)%	$2,067.2
Total revenues	2,498.9	3.9	2,404.7	(0.2)	2,410.6
Income before income taxes	203.5	(35.1)	313.8	(11.9)	356.3
Sales (annualized new premiums) reported at contract effective date	358.6	2.0	351.7	13.2	310.8

Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	81.8%		76.4%		74.3%
Group insurance	83.1		77.2		74.7
Individual disability	67.3		66.8		69.3
Operating expense ratio (% of premiums)	15.8%		16.1%		16.2%

Income before income taxes decreased for 2011 compared to 2010 primarily due to less favorable claims experience in the group insurance business as a result of higher group long term disability claims incidence. Income before income taxes decreased for 2010 compared to 2009 primarily due to less favorable claims experience and lower premiums.

Revenues

Revenues for the Insurance Services segment are primarily driven by insurance premiums. The increase in revenues for 2011 compared to 2010 was primarily due to higher premiums in our group insurance business. The slight decrease in revenues for 2010 compared to 2009 was primarily due to lower premiums in our individual disability insurance business due to a single premium of approximately $18 million received in the first quarter of 2009 related to the termination of reinsurance on certain individual disability reinsured policies and claims.

Premiums

The primary factors that affect premiums for the Insurance Services segment are sales and customer retention for our insurance products and organic growth in our group insurance businesses derived from existing group policyholders’ employment and wage growth. Premium levels can also be influenced by ERRs. ERRs represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is better than contractual benchmarks, and provide for additional premiums to be paid when claims experience is below the contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

2011 ANNUAL REPORT	31

Part II

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Premiums:
Group life and AD&D	$892.6	6.8%	$835.7	2.0%	$819.6
Group long term disability	803.3	0.4	799.9	(3.1)	825.6
Group short term disability	208.0	2.1	203.7	(1.0)	205.7
Group other	81.6	0.1	81.5	2.5	79.5
Experience rated refunds	(12.5)	55.2	(27.9)	30.6	(40.2)

Total group insurance	1,973.0	4.2	1,892.9	0.1	1,890.2
Individual disability	172.3	5.5	163.3	(7.7)	177.0

Total premiums	$2,145.3	4.3	$2,056.2	(0.5)	$2,067.2

Key indicators of premiums:
Total premiums excluding ERRs	$2,157.8	3.5%	$2,084.1	(1.1)%	$2,107.4
Group insurance sales (annualized new premiums) reported at contract effective date	336.4	1.8	330.6	14.9	287.8
Individual disability sales (annualized new premiums)	22.2	5.2	21.1	(8.3)	23.0

The increase in group insurance premiums for 2011 compared to 2010 was primarily due to strong group insurance sales and strong customer retention levels, in addition to comparatively lower ERRs. The decrease in individual disability premiums for 2010 was primarily related to a single premium of approximately $18 million received in the first quarter of 2009 related to the termination of reinsurance on certain individual disability reinsured policies and claims. The premiums received from these terminations of reinsurance were offset by approximately $18 million in additional reserves assumed.

Sales. Strong group insurance sales for 2011 reflected continued customer interest for our product and service capabilities while the group insurance market continues to be a price-competitive sales environment.

Customer Retention. Customer retention, also referred to as persistency, increased to 88.8% for 2011, compared to 88.7% for 2010. Persistency in our individual disability products remained above 90%.

Organic Growth. A portion of premium growth in our group insurance in force business is affected by employment and wage growth, changes in price per insured and the average age of employees. Unfavorable economic conditions have resulted in lower levels of employment, and have negatively affected both wage rate and employment growth since the second half of 2008. Premiums continued to be negatively affected by the economic environment which has resulted in lower wage growth and lower employment levels in our existing customer base.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Net investment income	$341.3	0.7%	$338.9	1.1%	$335.1

Net investment income is primarily affected by changes in levels of invested assets, interest rates and prepayment fees. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Benefits to policyholders is primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.

32	STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Benefits to policyholders, including interest credited	$1,755.5	11.7%	$1,571.2	2.4%	$1,535.0
Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	81.8%		76.4%		74.3%
Group insurance	83.1		77.2		74.7
Individual disability	67.3		66.8		69.3

The increase in Insurance Services benefits to policyholders (including interest credited) for 2011 compared to 2010 was primarily due to higher claims incidence in our group long term disability insurance business. In addition, there was a reserve release for group long term disability claims of $14.6 million in 2010 and no similar release in 2011. These increases were partially offset by a decrease in additional amounts recorded to our individual disability reserves, which totaled $3.6 million for 2011, compared to $7.8 million for 2010.

The higher claims incidence in our group long term disability business has not been concentrated in any single industry, region or policy year.

The increase in Insurance Services benefits to policyholders (including interest credited) for 2010 compared to 2009 was primarily due to higher incidence and fewer claim closures in the group long term disability insurance business, a few large claims in the group life insurance business and a decrease in the group long term disability reserve release which amounted to $16.6 million for 2009 and $14.6 million for 2010. Offsetting these factors was a decrease in additional amounts recorded to our individual disability reserves which totaled $11.5 million for 2009, compared to $7.8 million for 2010, in addition to the inclusion of approximately $18 million of additional individual disability insurance reserves in 2009 benefits to policyholders recorded due to the termination of reinsurance on certain reinsured policies and claims.

The reserve releases related to our group long term disability insurance business for 2010 and 2009 were primarily due to favorable claims experience compared to reserving assumptions for certain reserve items. Claims experience is one of the factors we use in estimating our reserves. However, the favorable claims experience seen in 2010 and 2009 did not result in a significant change in our underlying assumptions or methods used to determine the estimated reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of the economic uncertainty during 2010 and 2009. We carefully monitor trends in reserve assumptions and when these trends become credible and are expected to persist, we incorporate these factors into our reserves to ensure the best estimates are established. For a complete discussion of our reserve methodology, see “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

During 2011, we implemented targeted pricing increases on our group long term disability business that were, on average, in the high single digit range. These pricing increases apply to both new sales and renewal business. Our pricing reflects our long-term expectations of claims experience, demographic changes, return objectives and interest rates. We will continue to monitor our claims activity closely, but remain confident in our current underwriting methodologies. The increase in benefits to policyholders was partially offset by a higher average discount rate used for 2011 than 2010 to establish reserves on newly incurred long term disability claims.

2011 ANNUAL REPORT	33

Part II

The group insurance benefit ratio for 2011 was outside of our 2011 estimated annual range of 74% to 78%. The benefit ratio is expected to remain elevated while the economy remains weak and until pricing actions are fully implemented. Group insurance claims experience and the corresponding benefit ratio can fluctuate widely from quarter to quarter, and therefore should be analyzed over a longer period.

We generally expect the individual disability benefit ratio to trend down over the long term to reflect growth in the business outside of the large block of individual disability business assumed in 2000 from Minnesota Life. The anticipated general decrease in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business.

In 2006, we adjusted the claim termination rate assumptions for the reserves on a small block of individual disability claims based on an industry table. These assumptions were further refined in 2011, 2010 and 2009 resulting in increases in reserves of $5.5 million, $12.5 million and $11.5 million, respectively. Our block of business is relatively small, and, as a result, we view a blend of the released industry table and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and, if necessary, will adjust reserves accordingly.

We refined our reserve calculation for certain other individual disability claims in 2011 and 2010 which resulted in a decrease in our individual disability reserves of $1.9 million and $4.7 million, respectively. There were no similar calculation refinements in 2009.

The following table sets forth the average discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Years ended December 31,
	2011	2010	2009
Average discount rate	5.13%	5.00%	5.00%

The discount rate is based on the average rate we receive on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. Based on our current size, every 25 basis point decrease in the discount rate would result in an increase of approximately $1.6 million per quarter of benefits to policyholders. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment and fewer commercial mortgage loan and tax-advantaged investments in future quarters could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at December 31, 2011 and December 31, 2010 was 40 and 41 basis points, respectively. See “Liquidity and Capital Resources.”

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Operating expenses	$338.7	2.1%	$331.8	(0.6)%	$333.9

34	STANCORP FINANCIAL GROUP, INC.

The increase in Insurance Services operating expenses for 2011 compared to 2010 was primarily related to business growth as evidenced by premium growth. The decrease in Insurance Services operating expenses for 2010 compared to 2009 was primarily due to a decrease in lease obligations and compensation related expenses resulting from our 2009 operating expense reduction initiatives and careful expense management during 2010. This was partially offset by increased costs associated with several new customer service programs implemented in 2010.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Years ended December 31,
(In millions)	2011	Percent Change	2010	Percent Change	2009
Revenues:
Premiums	$8.0	(80.7)%	$41.5	19.6%	$34.7
Administrative fees	119.9	(1.3)	121.5	6.5	114.1
Net investment income	262.7	4.7	251.0	7.3	234.0

Total revenues	$390.6	(5.7)	$414.0	8.2	$382.8

Income before income taxes	$62.6	10.2%	$56.8	52.3%	$37.3

Sales (Individual annuity deposits)	410.3	12.8	363.8	(8.8)	398.8

Interest credited (% of net investment income):
Retirement plans	54.6%		56.5%		57.5%
Individual annuities	66.5		69.0		68.4

Retirement plans annualized operating expenses (% of average assets under administration)	0.58%		0.57%		0.65%

	At December 31,
(Dollars in millions)	2011	2010	Percent Change
Assets under administration:
Retirement plans general account	$1,730.2	$1,587.2	9.0%
Retirement plans separate account	4,593.5	4,787.4	(4.1)

Total retirement plans insurance products	6,323.7	6,374.6	(0.8)
Retirement plans trust products	7,441.2	8,907.1	(16.5)
Individual annuities	2,975.7	2,684.2	10.9
Commercial mortgage loans for other investors	2,691.6	2,697.3	(0.2)
Private client wealth management	1,001.5	1,224.5	(18.2)

Total assets under administration	$20,433.7	$21,887.7	(6.6)

Income before income taxes increased for 2011 compared to 2010 primarily due to higher bond call premiums and commercial mortgage loan prepayment fee revenues. Income before income taxes increased for 2010 compared to 2009 primarily due to an increase in net investment income, an increase in administrative fee revenues and reduced operating expenses resulting from the implementation of our 2009 operating expense reduction initiatives.

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

2011 ANNUAL REPORT	35

Part II

life-contingent annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders.

The decrease in revenue for 2011 compared to 2010 was primarily due to a decrease in individual annuity premiums, which were driven by decreased sales of life-contingent annuities, which fluctuate widely in a price competitive market. The decrease in individual annuity premiums was partially offset by an increase in net investment income due to higher bond call premiums and commercial mortgage loan prepayment fees. The increase in revenues for 2010 compared to 2009 was primarily due to an increase in net investment income, primarily related to an increase in average individual annuity assets under administration, and administrative fee revenues, primarily due to the effect of improved equity market performance on our retirement plan assets under administration.

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

The following table sets forth premiums by line of business for the Asset Management segment:

	Years ended December 31,
(In millions)	2011	Dollar Change	2010	Dollar Change	2009
Premiums:
Retirement plans	$2.0	$0.4	$1.6	$0.9	$0.7
Individual annuities	6.0	(33.9)	39.9	5.9	34.0

Total premiums	$8.0	$(33.5)	$41.5	$6.8	$34.7

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

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Administrative fee revenues:
Retirement plans	$90.0	(2.7)%	$92.5	4.5%	$88.5
Other financial services business	29.9	3.1	29.0	13.3	25.6

Total administrative fee revenues	$119.9	(1.3)	$121.5	6.5	$114.1

36	STANCORP FINANCIAL GROUP, INC.

	At December 31,
(Dollars in millions)	2011	2010	Percent Change
Key indicators of administrative fee revenues:
Assets under administration:
Retirement plan separate account	$4,593.5	$4,787.4	(4.1)%
Retirement plan trust products	7,441.2	8,907.1	(16.5)
Commercial mortgage loans for other investors	2,691.6	2,697.3	(0.2)
Private client wealth management	1,001.5	1,224.5	(18.2)

The decrease in administrative fee revenues for 2011 compared to 2010 was primarily due to a few large plan terminations in the Company’s retirement plan trust assets under administration in the first quarter and the fourth quarter of 2011, and a decline in assets under administration in our private client wealth management assets due to attrition associated with the loss of two advisers. The increase in administrative fee revenues for 2010 compared to 2009 was primarily due to the effect of improved equity market performance on our retirement plan assets under administration, higher commercial mortgage loans under administration and higher private client wealth management assets under administration. These increases occurred despite a decrease in retirement plan trust assets under administration. The decline in retirement plan trust assets under administration was primarily due to the termination of a few large trust retirement plans in the first six months of 2010 that did not meet our profitability objectives. The administrative fee revenues generated from these terminated plans were not significant.

Net Investment Income

The following table sets forth net investment income and associated key indicators for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2011	Change	2010	Change	2009
Net investment income:
Retirement plans	$90.4	3.4%	$87.4	1.9%	$85.8
Individual annuities	161.0	6.6	151.0	12.8	133.9
Other financial services business	11.3	(10.3)	12.6	(11.9)	14.3

Total net investment income	$262.7	4.7	$251.0	7.3	$234.0

Key indicators of net investment income:

Average assets under administration:
Retirement plan general account	$1,658.7	6.1%	$1,563.7	3.6%	$1,510.0
Individual annuities	2,830.0	11.5	2,537.6	14.1	2,223.8

Contribution from the change in fair value of the S&P 500 Index options	$(0.2)	$(8.6)	$8.4	$3.7	$4.7
Commercial mortgage loan originations	1,007.7	13.5%	887.5	23.5%	718.5

Portfolio yields:
Fixed maturity securities	5.08%		5.31%		5.46%
Commercial mortgage loans	6.34		6.45		6.46

The increase in net investment income for 2011 compared to 2010 was primarily due to increases in our average individual annuity assets under administration and our average retirement plan general account assets under administration. Also contributing to the increase in net investment income for 2011 compared to 2010 were increases of $6.3 million of call premiums received on certain fixed maturity securities, and $4.1 million of prepayment fees received on commercial mortgage loans. These increases were partially offset by the change in fair value of our S&P 500 Index options and a decline in the portfolio yield of our fixed maturity securities and commercial mortgage loans. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Derivative Financial Instruments” for further derivatives disclosure.

2011 ANNUAL REPORT	37

Part II

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

The following table sets forth benefits to policyholders for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Benefits to policyholders	$20.3	(62.0)%	$53.4	17.6%	$45.4

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment:

	Years ended December 31,
(In millions)	2011	Dollar Change	2010	Dollar Change	2009
Interest credited	$156.4	$2.8	$153.6	$12.7	$140.9
Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$1.3	$(4.5)	$5.8	$6.2	$(0.4)

The increase in interest credited for 2011 compared to 2010 was primarily due to growth in our individual fixed-rate annuity assets under administration, which was partially offset by the change in fair value of the index-based interest guarantees. The increase in interest credited for 2010 compared to 2009 was primarily due to growth in our individual fixed-rate annuity assets under administration enhanced by the change in fair value of the index-based interest guarantees. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Derivative Financial Instruments” for further derivatives disclosure.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Operating expenses	$115.2	(3.2)%	$119.0	(6.2)%	$126.9

38	STANCORP FINANCIAL GROUP, INC.

The decrease in Asset Management operating expenses for 2011 compared to 2010 was primarily due to continued operating expense containment. The decrease in Asset Management operating expenses for 2010 compared to 2009 was due to decreases in lease obligations and compensation related expenses resulting from our 2009 operating expense reduction initiatives and careful expense management during 2010.

OTHER

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results for the Other category:

	Years ended December 31,
(Dollars in millions)	2011	2010	2009
Loss before income taxes	$(71.0)	$(87.8)	$(77.9)
Pre-tax costs related to operating expense reduction initiatives	—	—	18.6

The decrease in losses before income taxes for 2011 compared to 2010 was primarily due to a decrease in net capital losses, partially offset by a decrease in net investment income and an increase in operating expenses related to project costs for information technology service changes and other business initiatives. These operating expenses included severance and outsourcing transition costs, which were reported in our Other category since these costs were not representative of our segment operations.

The increase in losses before income taxes for 2010 compared to 2009 was primarily due to higher net capital losses. The loss before income taxes for 2009 included costs related to our 2009 operating expense reduction initiatives, primarily related to severance costs and lease terminations. The benefits from these enhanced efficiencies began in the second half of 2009.

Net Capital Gains (Losses)

Net capital gains and losses generally are not likely to occur in a stable pattern and primarily occur as a result of OTTI of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate, low-income housing tax credit investments and from sales of our assets for more or less than carrying value.

The following table sets forth net capital gains and losses and associated key components:

	Years ended December 31,
(In millions)	2011	2010	2009
Net capital gains (losses):
Fixed maturity securities	$9.1	$15.4	$(5.4)
Commercial mortgage loans	(31.8)	(46.9)	(20.3)
Real estate investments	34.7	9.6	(0.4)
Real estate owned	(16.5)	(22.9)	—
Other	(2.4)	(6.8)	(0.8)

Total net capital losses	$(6.9)	$(51.6)	$(26.9)

Key components of net capital losses:
Provision in our commercial mortgage loan loss allowance	$(32.7)	$(48.1)	$(21.1)
OTTI on fixed maturity securities	(1.8)	(0.7)	(5.9)
Impairments on real estate owned	(15.8)	(25.7)	(0.1)

2011 ANNUAL REPORT	39

Part II

The decrease in net capital losses for 2011 compared to 2010 was primarily due to higher net capital gains on the sale of real estate investments in 2011, and a comparatively smaller increase in the provision for our commercial mortgage loan loss allowance in 2011.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at December 31, 2011.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds without make-whole provisions represented 6.4% of our fixed maturity security portfolio at December 31, 2011. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 95% of the commercial mortgage loans we originate contain this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Our financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. We have analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2011 and 2010, using a hypothetical 10% increase in interest rates and related qualitative information on how we manage interest rate risk. The interest rate sensitivity analysis was based upon our fixed maturity securities and commercial mortgage loans held at December 31, 2011 and 2010. Interest rate sensitivity of our financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year-end 10-year U.S. Government Treasury bond yield, or 0.19% and 0.33% for the 2011 and 2010 analyses, respectively. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using our payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of our financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of our financial assets that resulted from the model was estimated to be $98 million and $150 million at December 31, 2011 and 2010, respectively.

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

40	STANCORP FINANCIAL GROUP, INC.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $254.1 million, $355.1 million and $441.4 million for 2011, 2010 and 2009, respectively.

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

Net cash used in investing activities was $595.4 million, $493.1 million and $907.6 million for 2011, 2010 and 2009, respectively. The increase in net cash used in investing activities for 2011 compared to 2010 was primarily due to higher commercial mortgage loan originations during 2011, in addition to higher net purchases of fixed maturity securities and other invested assets, resulting from higher policyholder fund net deposits. The decrease in net cash used in investing activities for 2010 compared to 2009 was primarily due to lower net purchases of fixed maturity securities, which resulted from lower policyholder fund net deposits, the termination of a few large retirement plans and higher repurchases of common stock.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At December 31, 2011, our portfolio consisted of 56.9% fixed maturity securities, 41.2% commercial mortgage loans, 0.8% real estate, and 1.1% other invested assets.

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

The following table sets forth fixed maturity securities and associated key indicators:

	December 31,		Change
(Dollars in millions)	2011	2010
Fixed maturity securities	$6,769.5	$6,419.1	5.5%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A	A

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.6%	5.2%	0.4%
Managed by a third party	$311.3	$292.3	6.5

Fixed maturity securities on our watch list:
Fair value	8.9	0.7	$8.2
Amortized cost after OTTI	12.2	1.0	11.2

Gross unrealized capital gains in our fixed maturity securities portfolio	580.5	415.8	39.6%
Gross unrealized capital losses in our fixed maturity securities portfolio	(20.9)	(19.7)	(6.1)

2011 ANNUAL REPORT	41

Part II

We recorded OTTI of $1.8 million and $0.7 million for 2011 and 2010, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2011.

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

The following table sets forth commercial mortgage loan originations:

	Years ended December 31,
(Dollars in millions)	2011	Percent Change	2010	Percent Change	2009
Commercial mortgage loan originations	$1,007.7	13.5%	$887.5	23.5%	$718.5

The increases in commercial mortgage loan originations for 2011 compared to 2010, and 2010 compared to 2009 was primarily due to increased activity in the commercial real estate market.

The following table sets forth commercial mortgage loan servicing data:

	December 31,		Percent Change
(Dollars in millions)	2011	2010
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$4,901.0	$4,509.7	8.7%
For other institutional investors	2,691.6	2,697.3	(0.2)

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	7.2	7.6	(5.3)

The estimated average loan to value ratio for the overall portfolio was less than 70% at December 31, 2011. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at December 31, 2011. We have the contractual ability to pursue personal recourse on approximately 73% of our loans and partial personal recourse on a majority of the remaining loans. The average capitalization rate for the portfolio at December 31, 2011 was approximately 9%. Capitalization rates are used internally to annually value our commercial mortgage loan portfolio.

At December 31, 2011, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

42	STANCORP FINANCIAL GROUP, INC.

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	December 31, 2011		December 31, 2010
(Dollars in millions)	Amount	Percent	Amount	Percent
Property type:
Retail	$2,457.8	50.1%	$2,186.4	48.4%
Office	911.1	18.6	855.2	18.9
Industrial	900.4	18.4	829.0	18.4
Hotel/motel	241.9	4.9	301.8	6.7
Commercial	187.1	3.8	179.5	4.0
Apartment and other	204.0	4.2	161.7	3.6

Total commercial mortgage loans	$4,902.3	100.0%	$4,513.6	100.0%

Geographic region:
Pacific	$1,699.3	34.7%	$1,558.5	34.5%
South Atlantic	953.8	19.5	838.9	18.6
West South Central	605.3	12.3	547.2	12.1
Mountain	585.8	11.9	541.1	12.0
East North Central	393.4	8.0	350.4	7.8
Middle Atlantic	243.8	5.0	257.1	5.7
West North Central	184.8	3.8	165.5	3.7
East South Central	129.9	2.6	129.0	2.8
New England	106.2	2.2	125.9	2.8

Total commercial mortgage loans	$4,902.3	100.0%	$4,513.6	100.0%

U.S. state:
California	$1,332.0	27.2%	$1,236.1	27.4%
Texas	550.8	11.2	495.8	11.0
Florida	305.3	6.2	240.2	5.3
Georgia	270.1	5.5	268.3	5.9
Other states	2,444.1	49.9	2,273.2	50.4

Total commercial mortgage loans	$4,902.3	100.0%	$4,513.6	100.0%

Our largest concentration of commercial mortgage loan property type was retail properties and primarily consisted of convenience related properties in strip malls, convenience stores and restaurants. Our exposure to retail properties is diversified among various borrowers, properties and geographic regions. In addition, retail commercial lending represents an area of experience and expertise, where careful underwriting and consistent surveillance mitigate risks surrounding our commercial mortgage lending in this area.

At December 31, 2011, our ten largest borrowers represented less than 9% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of two borrowers that individually ranged from 1% to 2% of our total commercial mortgage loan portfolio balance.

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

2011 ANNUAL REPORT	43

Part II

a material adverse effect on our business, financial position, results of operations or cash flows. Currently, our California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. Due to the concentration of commercial mortgage loans in California, a continued economic decline in California could have a material effect on our business, financial position, results of operations or cash flows. See Part I, Item 1A, “Risk Factors.”

Under the laws of certain states, environmental contamination of a property may result in a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. As a commercial mortgage lender, we customarily conduct environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title through foreclosure on real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material effect on our business, financial position, results of operations or cash flows. However, we cannot provide assurance that material compliance costs will not be incurred by us.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2011, we had outstanding commitments to fund commercial mortgage loans totaling $105 million, with fixed interest rates ranging from 5.125% to 6.375%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	December 31,		Percent Change
(Dollars in millions)	2011	2010
Commercial mortgage loans 60 day delinquencies:
Book value	$17.1	$19.6	(12.8)%
Delinquency rate	0.34%	0.43%
In process of foreclosure	$5.1	$9.3	(45.2)
Restructured commercial mortgage loans	93.7	76.6	22.3

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain contained. We have steadfastly avoided the types of structured products that do not meet an adequate level of transparency for good decision making.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Years ended December 31,
(Dollars in millions)	2011	Change	2010	Change	2009
Number of loans	49	(48)	97	72	25
Book value	$40.3	$(78.3)	$118.6	$85.4	$33.2
Real estate acquired	22.8	(80.4)	103.2	79.0	24.2

Real estate acquired through foreclosure or accepted as deeds in lieu of foreclosure is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received. Real estate acquired during 2011 decreased compared to 2010 primarily due to a decrease in foreclosures and the acceptance of deeds in lieu of foreclosure. During 2010, we

44	STANCORP FINANCIAL GROUP, INC.

recorded capital losses of $26.0 million, primarily due to impairments recognized on 62 properties we acquired through the acceptance of deed s in lieu of foreclosure related to a single borrower. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,
(In millions)	2011	Dollar Change	2010	Dollar Change	2009
Commercial mortgage loan loss allowance:
Beginning balance	$36.1	$16.5	$19.6	$12.8	$6.8
Provision	32.7	(15.4)	48.1	27.0	21.1
Charge-offs, net	(20.7)	10.9	(31.6)	(23.3)	(8.3)

Ending balance	$48.1	$12.0	$36.1	$16.5	$19.6

The smaller increase in the provision for the commercial mortgage loan loss allowance for 2011 compared to 2010 was primarily due to a prior year provision related to a single borrower, which is no longer in the commercial mortgage loan portfolio. The lower charge-offs for 2011 compared to 2010 were primarily related to the prior year acceptance of deeds in lieu of foreclosure associated with a single borrower in the second quarter of 2010, which did not recur in 2011. The increase in the provisions for the commercial mortgage loan loss allowance for 2010 compared to 2009 was primarily related to the foreclosure and restructuring of commercial mortgage loans with a single borrower during the second quarter of 2010.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31,		Dollar Change
(In millions)	2011	2010
Impaired commercial mortgage loans with specific allowances for losses	$75.8	$64.3	$11.5
Impaired commercial mortgage loans without specific allowances for losses	28.9	18.0	10.9
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(26.6)	(20.4)	(6.2)

Net carrying value of impaired commercial mortgage loans	$78.1	$61.9	$16.2

An impaired commercial mortgage loan is a loan where we do not expect to receive contractual principal and interest in accordance with the terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. The increase in the impaired commercial mortgage loans at December 31, 2011 compared to 2010 was primarily due to an increase in restructured commercial mortgage loans that were not performing to the contractual terms of the loan agreements.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Years ended December 31,
(In millions)	2011	Dollar Change	2010	Dollar Change	2009
Average recorded investment	$92.3	$15.9	$76.4	$58.9	$17.5

2011 ANNUAL REPORT	45

Part II

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

The amount of interest income recognized on impaired commercial mortgage loans was $3.8 million, $2.8 million and $0.1 million for 2011, 2010 and 2009, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $3.1 million, $3.3 million and $0.1 million for 2011, 2010 and 2009, respectively.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $327.7 million, $181.7 million and $294.0 million for 2011, 2010 and 2009, respectively. The increase in funds provided by financing cash flows for 2011 compared to 2010 was primarily due to an increase in the level of new individual annuity deposits, resulting in a larger increase of policyholder deposits net of withdrawals. The increase was partially offset by an increase in cash used to repurchase shares of common stock. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a $200 million senior unsecured revolving credit facility (“Facility”). The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. Borrowings under the Facility will continue to be used to provide for working capital, for issuance of letters of credit and for our general corporate purposes.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At December 31, 2011, we had a total debt to total capitalization ratio of 24.6% and consolidated net worth of $1.70 billion as defined by the financial covenants. We believe we will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At December 31, 2011, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

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

46	STANCORP FINANCIAL GROUP, INC.

The insurance subsidiaries held estimated capital of 327% of the Company Action Level RBC at December 31, 2011. At December 31, 2011, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.30 billion.

The level of capital in excess of targeted RBC we generate varies inversely in relation to the level of our premium growth. As premium growth increases, capital is utilized to fund additional reserve requirements, meet increased regulatory capital requirements based on premium and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target level. Higher levels of premium growth can result in increased utilization of capital beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital produced by the business exceeds the capital utilized to meet these requirements, which can result in additional capital above our targeted RBC level. At our expected growth rate for 2012, we anticipate generating between $90 million and $120 million of capital in excess of our 300% RBC target. In assessing our capital position, we also consider cash and capital at the holding company and non-insurance subsidiaries.

Available capital consists of capital in excess of our insurance subsidiaries’ target RBC ratio of 300%, as well as cash and securities available to the holding company at our non-regulated subsidiaries. During 2011, our available capital decreased by approximately $15 million to $220 million. The capital decrease was primarily due to share repurchases, interest payments on our debt and our shareholder dividend payment, partially offset by capital generated by our insurance subsidiaries.

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

As of December 31, 2011, Standard’s net income after federal income taxes but before capital gains and losses was $144.0 million and capital and surplus was $1,193.1 million. Based upon Standard’s results for 2011, the amount of ordinary dividend available without additional approval from the Oregon Insurance Division was $144.0 million over a 12-month rolling period.

Dividends paid from Standard to StanCorp will be based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid ordinary cash dividends to StanCorp of $87.8 million, $244.0 million and $170.0 million for 2011, 2010 and 2009, respectively.

Dividends to Shareholders

On November 14, 2011, our Board of Directors declared an annual cash dividend of $0.89 per share, calculated and payable on a per share basis. The dividend was paid on December 9, 2011 to shareholders of record on November 28, 2011. In 2010 and 2009, we paid an annual cash dividend of $0.86 and $0.80 per share, respectively. The Board of Directors has increased the annual dividend per share to shareholders each year for the past 12 consecutive years. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that annual dividends to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the Board of Directors. In addition, the declaration and payment of dividends to shareholders would be restricted if we elect to defer

2011 ANNUAL REPORT	47

Part II

interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999.

Share Repurchases

On February 8, 2010, our Board of Directors authorized 3.0 million shares of StanCorp common stock for its share repurchase program. The February 2010 authorization took effect upon the completion of the previous share repurchase authorization and expired on December 31, 2011. The total number of shares repurchased through the February 2010 authorization was 2.9 million shares. On May 16, 2011, our Board of Directors authorized an additional 3.0 million shares of StanCorp common stock. As of December 31, 2011, 128,800 shares under the February 2010 authorization expired. The May 2011 authorization took effect upon the expiration of the February 2010 authorization and expires on December 31, 2012. No shares were repurchased under the May 2011 Plan at December 31, 2011. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Repurchases are made at market prices on the transaction date. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use.

The following table sets forth share repurchases activity:

	Years ended December 31,
(Dollars in millions except per share data)	2011	2010
Share repurchases:
Shares repurchased	2,180,100	2,034,200
Cost of share repurchases	$90.3	$81.8
Volume weighted-average price per common share	41.41	40.19
Shares remaining under repurchase authorizations	3,000,000	2,308,900

Share acquired to cover tax liabilities:
Shares acquired	—	8,613
Cost of shares repurchased	$—	$0.4
Volume weighted-average price per common share	—	43.01

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

48	STANCORP FINANCIAL GROUP, INC.

The following table summarizes our contractual obligations by period in which payments are due:

(In millions)	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Short-term debt and capital lease obligations	$251.2	$251.2	$—	$—	$—
Long-term debt and capital lease obligations	300.9	—	0.7	0.2	300.0
Interest on debt obligations	131.1	37.9	41.4	41.4	10.4
Operating lease obligations	29.5	10.4	11.5	4.7	2.9
Funding requirements for commercial mortgage loans	105.0	105.0	—	—	—
Purchase obligations	7.7	7.3	0.4	—	—
Insurance obligations(1)	7,435.0	1,216.4	1,166.9	906.2	4,145.5
Policyholder fund obligations(2)	4,789.1	4,152.2	90.3	78.6	468.0
Separate account liabilities(3)	4,593.5	4,593.5	—	—	—
Other short-term and long-term obligations	378.7	59.6	51.3	34.4	233.4

Total contractual obligations	$18,021.7	$10,433.5	$1,362.5	$1,065.5	$5,160.2
(1)

The estimated payments expected to be due by period for insurance obligations reflect future estimated cash payments, for pending and future potential claims, to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholders’ dividends, and reinsurance payables. These future estimated net cash payments are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA. These net cash payments are undiscounted with respect to interest and, as a result, the sum of the net cash payments shown for all years in the table of $7.44 billion exceeds the corresponding liability amount of $5.68 billion included in the Consolidated Financial Statements as of December 31, 2011. We have made significant assumptions to determine the future estimated net cash payments related to the underlying policies and contracts. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(2)

While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, policyholder fund obligations in the amount of $3.72 billion have been included in the less than one year column of the table as they may be withdrawn upon request. These net cash payments are undiscounted with respect to interest but reflect an offsetting effect due to reinsurance receivables and, as a result, the sum of the net cash payments shown for all years in the table of $4.79 billion differs from the corresponding liability amount of $5.08 billion included in the Consolidated Financial Statements as of December 31, 2011. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(3)

Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, separate account liabilities in the amount of $4.59 billion have been included in the less than one year column of the table as they may be withdrawn upon request.

Our debt obligations consisted primarily of the $250 million 6.875% Senior Notes and the $300 million 6.90% Subordinated Debt. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18—Long-Term Debt” for additional information.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2011, we had outstanding commitments to fund commercial mortgage loans totaling $105.0 million, with fixed interest rates ranging from 5.125% to 6.375%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and deposit may be refunded to the borrower, less an administrative fee.

The insurance obligations in the table are actuarial estimates of the cash required to meet our obligations for future policy benefits and claims. These estimates do not represent an exact calculation of our future benefit liabilities, but are instead based on assumptions, which involve a number of factors, including mortality, morbidity, recovery, the consumer price index, reinsurance arrangements and other sources of income for people on claim. Assumptions may vary by age and gender and, for individual policies occupation class of the claimant, time elapsed since disablement, and contract provisions and limitations. Certain of these factors could be materially affected by changes in social perceptions about work ethics, emerging medical perceptions and legal interpretations regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Changes in one or more of these factors or incorrect assumptions could cause actual results to be materially different from the information presented in the table.

Policyholder fund obligations include payments based on currently scheduled withdrawals and annuity benefit payments stemming from liabilities shown on the balance sheet as policyholder funds.

2011 ANNUAL REPORT	49

Part II

Other long-term obligations reflected in our balance sheet at December 31, 2011, consisted of $159.5 million in expected benefit payments for supplemental, home office, and field office retirement plans, $124.4 million in expected benefit payments for the postretirement benefit plan, $68.4 million in capital commitments related to our low-income housing tax credit investments, a $14.5 million tax reimbursement liability related to the block of life insurance business sold to Protective Life Insurance Company (“Protective Life”) in 2001, and a $10.7 million liability for our deferred compensation plan.

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2009, through December 31, 2011, aggregated $1.7 million. At December 31, 2011, we maintained a reserve of $0.5 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Years ended December 31,
(In millions)	2011	Dollar Change	2010	Dollar Change	2009
Statutory Results	$185.5	$(131.9)	$317.4	$(57.6)	$375.0
Adjusted GAAP Results	202.0	(132.4)	334.4	(8.2)	342.6

Difference	$(16.5)	$0.5	$(17.0)	$(49.4)	$32.4

50	STANCORP FINANCIAL GROUP, INC.

The decrease in Statutory Results for 2011 compared to 2010 was primarily due to an increase in group long term disability reserves due to higher claims experience. The decrease in Statutory Results for 2010 compared to 2009 was primarily due to an increase in group long term disability reserves.

The narrowing of the spread between Statutory Results and Adjusted GAAP Results for 2011 was primarily due to a decrease in earnings from our insurance subsidiaries. The narrowing of the spread between Statutory Results and Adjusted GAAP Results for 2010 was due to an increase in the deferral of capital gains subject to the interest maintenance reserve on a statutory basis and an increase in reserves for the group disability business.

The following table sets forth statutory capital and the associated asset valuation reserve:

	December 31,		Percent Change
(In millions)	2011	2010
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,300.3	$1,322.4	(1.7)%
Asset valuation reserve	107.2	95.6	12.1

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

2011 ANNUAL REPORT	51

Part II

comprehensive income. The cost basis of the fixed maturity security is permanently adjusted to reflect the credit related impairment. Once an impairment charge has been recorded, we continue to review the OTTI securities for further potential impairment.

We maintain an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At December 31, 2011, our fixed maturity securities watch list totaled $8.9 million at fair value and $12.2 million at amortized cost. We recorded $1.8 million of OTTI related to credit loss due to impairments for 2011, compared to $0.7 million for 2010. We recorded no OTTI related to noncredit loss for 2011 and 2010. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities—Available-for-Sale” for further disclosures.

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

Commercial Mortgage Loans

The carrying value of commercial mortgage loans represents the outstanding principal balance less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, debt coverage ratios, loan to value ratios, actual loan loss experience and individual loan analysis. An impaired commercial mortgage loan is a loan where we do not expect to receive contractual principal and interest in accordance with the terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. In addition, for impaired commercial mortgage loans, we evaluate the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur, the loan-to-value ratio and other quantitative information we have concerning the loan. Portions of loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Real Estate

Real estate is comprised of two components: real estate investments and real estate owned.

Real estate investment properties are stated at cost less accumulated depreciation. Generally, we depreciate this real estate using the straight-line depreciation method with property lives varying from 30 to 40 years. Accumulated

52	STANCORP FINANCIAL GROUP, INC.

depreciation for real estate totaled $10.4 million and $29.4 million at December 31, 2011 and 2010, respectively. We record impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment loss is charged to net capital losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

Real estate owned is initially recorded at the lower of cost or estimated net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as additional market information regarding fair value is received. Our real estate owned is initially considered an investment held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment charge is recorded if we do not expect the investment to recover its carrying value prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the investment for further potential impairment.

Total real estate was $92.7 million at December 31, 2011, compared to $153.1 million at December 31, 2010. The $60.4 million decrease in total real estate during 2011 was primarily due to the sale and depreciation of real estate investments and the sale and impairment of real estate owned, partially offset by additional real estate owned properties acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	December 31,		Percent Change
(Dollars in millions)	2011	2010
DAC	$305.0	$277.0	10.1%
VOBA	26.4	28.4	(7.0)
Other intangible assets	44.1	51.7	(14.7)

Total DAC, VOBA and other intangible assets	$375.5	$357.1	5.2

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

Our individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 55% and 95% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 80% expected to be amortized by year five.

2011 ANNUAL REPORT	53

Part II

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. The accumulated amortization of VOBA was $62.4 million and $60.4 million at December 31, 2011 and 2010, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2011		December 31, 2010
(Dollars in millions)	Amount	Percent	Amount	Percent
DAC	$67.6	22.2%	$63.6	23.0%
VOBA	7.1	26.9	7.5	26.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended December 31,
(Dollars in millions)	2011	Dollar Change	2010	Dollar Change	2009
Decrease to DAC and VOBA	$(0.9)	$(0.4)	$(0.5)	$0.5	$(1.0)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

54	STANCORP FINANCIAL GROUP, INC.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 8.3 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $30.6 million and $23.0 million at December 31, 2011 and 2010, respectively.

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

The following table sets forth total reserve balances by reserve type:

	December 31,
(In millions)	2011	2010
Reserves:
Policy reserves	$1,061.2	$1,035.5
Claim reserves	4,622.4	4,466.8

Total reserves	$5,683.6	$5,502.3

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

The following table sets forth total reserve balances by calculation methodology:

(In millions)	December 31, 2011	Percent of Total	December 31, 2010	Percent of Total
Reserves:
Reserves determined through prescribed methodology	$5,056.6	89.0%	$4,872.6	88.6%
Reserves determined by internally-developed formulas	620.7	10.9	619.3	11.2
Reserves based on subjective judgment	6.3	0.1	10.4	0.2

Total reserves	$5,683.6	100.0%	$5,502.3	100.0%

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

2011 ANNUAL REPORT	55

Part II

The following table sets forth policy reserves by block of business:

	December 31,
(In millions)	2011	2010
Policy reserves:
Individual disability insurance	$219.8	$204.7
Individual and group immediate annuity businesses	244.2	235.0
Individual life insurance	597.2	595.8

Total policy reserves	$1,061.2	$1,035.5

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

Claim reserves are subject to revision based on credible changes in claim experience and expectations of future factors that may influence claim experience. During each quarter, we monitor our emerging claim experience to ensure that the claim reserves remain appropriate. We make adjustments to our assumptions based on emerging trends that are credible

56	STANCORP FINANCIAL GROUP, INC.

and are expected to persist, and expectations of future factors that may influence our claim experience. Assumptions used to calculate claim reserves may vary by the age, gender and occupation class of the claimant, the year the claim was incurred, time elapsed since disablement, and specific contract provisions and limitations.

The following table sets forth total claim reserves by block of business:

	December 31,
(In millions)	2011	2010
Claim reserves:
Group disability insurance	$3,135.2	$3,022.2
Individual disability insurance	721.8	694.1
Group life insurance	765.4	750.5

Total claim reserves	$4,622.4	$4,466.8

Group and Individual Disability Insurance

Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the average discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Years ended December 31,
	2011	2010	2009
Average discount rate	5.13%	5.00%	5.00%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The decrease in the average discount rate from 2011 to 2010 was primarily the result of a continued low interest rate environment. A 25 basis point increase or decrease in the discount rate for newly incurred claims results in a comparable increase or decrease in

2011 ANNUAL REPORT	57

Part II

quarterly pre-tax income of approximately $1.6 million. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in 2011 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long-term trends compared to reserving assumptions for our group long term disability insurance, we did not release any IBNR claim reserves in 2011, compared to a release of IBNR claim reserves totaling $11.7 million and claim reserves totaling $2.9 million in 2010. We released IBNR claim reserves totaling $16.6 million in 2009.

We refined the claim termination rate assumptions for the reserves on a small block of individual disability claims based on a blend of our experience and industry data in 2009, 2010 and 2011 which resulted in an increase in reserves of $11.5 million, $12.5 million and $5.5 million, respectively. Our block of business is relatively small, and, as a result, we view a blend of the industry data and our own experience as a more appropriate method for establishing termination assumptions compared solely to our own experience. We will continue to monitor the credibility of our developing experience and, if necessary, will adjust reserves accordingly.

We refined our reserve calculation for certain other individual disability claims in 2010 and 2011, which resulted in decreases in our individual disability reserves of $4.7 million and $1.9 million, respectively. There were no similar calculation refinements in 2009.

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

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. The group term life insurance benefit was curtailed as of December 31, 2011. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan is limited to employees who had reached the age of 40 or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is sponsored and administered by Standard and is closed for new participants.

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

58	STANCORP FINANCIAL GROUP, INC.

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

For the postretirement benefit plan, the assumed health care cost trend rates are also major assumptions that affect expenses and liabilities. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.5	$(0.4)
Effect on postretirement benefit obligation	7.1	(5.6)

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

GAAP requires management to use a more likely than not standard to evaluate whether, based on available evidence, each deferred tax asset will be realized. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized. We have recorded a deferred tax asset for loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

2011 ANNUAL REPORT	59

Part II

meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, as amended. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements and include, but are not limited to, the following:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective utilization of capital, including the ability to achieve financing through debt or equity.
•	Changes in our liquidity needs and the liquidity of assets in its investment portfolio.
•	Our ability to refinance or retire maturing debt.
•	Integration and performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level including changes in income tax rates and regulations or changes in U.S. GAAP accounting principles, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price its products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower type, property type and geographic region.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of commercial mortgage loan prepayment fees and participation levels on cash flows.
•	Experience in delinquency rates or loss experience in its commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.
•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Concentration of commercial mortgage loan assets by borrower.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management.”

60	STANCORP FINANCIAL GROUP, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2011 ANNUAL REPORT	61

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc., and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc., and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Portland, Oregon

February 24, 2012

62	STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
(Dollars in millions—except per share data)	2011	2010	2009
Revenues:
Premiums	$2,153.3	$2,097.7	$2,101.9
Administrative fees	115.5	116.5	108.5
Net investment income	612.8	602.5	586.5
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(1.8)	(0.7)	(5.9)
All other net capital losses	(5.1)	(50.9)	(21.0)

Total net capital losses	(6.9)	(51.6)	(26.9)

Total revenues	2,874.7	2,765.1	2,770.0

Benefits and expenses:
Benefits to policyholders	1,771.2	1,619.8	1,575.7
Interest credited	161.0	158.4	145.6
Operating expenses	471.2	446.2	476.2
Commissions and bonuses	218.7	206.1	202.0
Premium taxes	36.7	34.7	34.2
Interest expense	38.9	38.9	39.2
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(18.1)	(21.8)	(18.6)

Total benefits and expenses	2,679.6	2,482.3	2,454.3

Income before income taxes	195.1	282.8	315.7
Income taxes	55.8	93.8	106.8

Net income	139.3	189.0	208.9

Other comprehensive income, net of tax:
Unrealized gains on securities—available-for-sale:
Net unrealized capital gains on securities—available-for-sale	103.4	100.5	210.8
Reclassification adjustment for net capital (gains) losses included in net income	(5.9)	(9.6)	3.5
Employee benefit plans:
Prior service (cost) credit and net (losses) gains arising during the period, net	(26.6)	(5.0)	8.4
Reclassification adjustment for amortization to net periodic pension cost, net	3.3	3.6	4.9

Total other comprehensive income, net of tax	74.2	89.5	227.6

Comprehensive income	$213.5	$278.5	$436.5
Net income per common share:
Basic	$3.10	$4.04	$4.27
Diluted	3.09	4.02	4.26
Weighted-average common shares outstanding:
Basic	44,876,650	46,774,277	48,932,908
Diluted	45,016,070	47,006,228	49,044,543

See Notes to Consolidated Financial Statements.

2011 ANNUAL REPORT	63

Part II

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2011	2010
ASSETS
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,209.9 and $6,023.0)	$6,769.5	$6,419.1
Commercial mortgage loans, net	4,902.3	4,513.6
Real estate, net	92.7	153.1
Other invested assets	130.9	60.8

Total investments	11,895.4	11,146.6
Cash and cash equivalents	138.4	152.0
Premiums and other receivables	118.8	101.9
Accrued investment income	111.7	110.8
Amounts recoverable from reinsurers	949.3	938.3
Deferred acquisition costs, value of business acquired and other intangible assets, net	375.5	357.1
Goodwill	36.0	36.0
Property and equipment, net	101.3	111.5
Other assets	113.9	101.7
Separate account assets	4,593.5	4,787.4

Total assets	$18,433.8	$17,843.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$5,683.6	$5,502.3
Other policyholder funds	5,078.1	4,627.8
Deferred tax liabilities, net	113.5	58.3
Short-term debt	251.2	2.2
Long-term debt	300.9	551.9
Other liabilities	402.5	401.3
Separate account liabilities	4,593.5	4,787.4

Total liabilities	16,423.3	15,931.2

Commitments and contingencies (See Note 19)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 44,268,859 and 46,159,387 shares issued at December 31, 2011 and December 31, 2010, respectively	82.4	158.2
Accumulated other comprehensive income	235.1	160.9
Retained earnings	1,693.0	1,593.0

Total shareholders’ equity	2,010.5	1,912.1

Total liabilities and shareholders’ equity	$18,433.8	$17,843.3

See Notes to Consolidated Financial Statements.

64	STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
(Dollars in millions)	Shares	Amount
Balance, January 1, 2009	48,989,074	$262.9	$(153.9)	$1,271.3	$1,380.3
Net income	—	—	—	208.9	208.9
Cumulative adjustment for the noncredit portion of losses from other-than-temporary impairments, net of tax	—	—	(2.3)	2.3	—
Other comprehensive income, net of tax	—	—	227.6	—	227.6
Common stock:
Repurchased	(1,551,700)	(59.3)	—	—	(59.3)
Issued under share-based compensation plans, net	307,150	16.8	—	—	16.8
Dividends declared on common stock	—	—	—	(38.9)	(38.9)

Balance, December 31, 2009	47,744,524	220.4	71.4	1,443.6	1,735.4
Net income	—	—	—	189.0	189.0
Other comprehensive income, net of tax	—	—	89.5	—	89.5
Common stock:
Repurchased	(2,034,200)	(81.8)	—	—	(81.8)
Issued under share-based compensation plans, net	449,063	19.6	—	—	19.6
Dividends declared on common stock	—	—	—	(39.6)	(39.6)

Balance, December 31, 2010	46,159,387	158.2	160.9	1,593.0	1,912.1
Net income	—	—	—	139.3	139.3
Other comprehensive income, net of tax	—	—	74.2	—	74.2
Common stock:
Repurchased	(2,180,100)	(90.3)	—	—	(90.3)
Issued under share-based compensation plans, net	289,572	14.5	—	—	14.5
Dividends declared on common stock	—	—	—	(39.3)	(39.3)

Balance, December 31, 2011	44,268,859	$82.4	$235.1	$1,693.0	$2,010.5

See Notes to Consolidated Financial Statements.

2011 ANNUAL REPORT	65

Part II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2011	2010	2009
Operating:
Net income	$139.3	$189.0	$208.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	6.9	51.6	26.9
Depreciation and amortization	133.9	129.7	123.4
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(98.8)	(91.8)	(93.9)
Deferred income taxes	15.3	(21.9)	(16.8)
Changes in other assets and liabilities:
Receivables and accrued income	(28.3)	13.5	13.9
Future policy benefits and claims	166.3	127.8	66.5
Other, net	(80.5)	(42.8)	112.5

Net cash provided by operating activities	254.1	355.1	441.4
Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities— available-for-sale	885.2	762.4	953.8
Proceeds from sale or repayment of commercial mortgage loans	573.8	499.3	542.0
Proceeds from sale of real estate	62.6	31.5	0.9
Proceeds from sale or maturity of other investments	—	—	0.2
Acquisition of fixed maturity securities—available-for-sale	(1,076.8)	(856.1)	(1,570.8)
Acquisition or origination of commercial mortgage loans	(970.2)	(902.2)	(804.5)
Acquisition of real estate	(5.3)	(2.3)	(1.5)
Acquisition of other invested assets	(47.0)	(6.9)	—
Acquisition of businesses, net of cash acquired	—	(2.8)	(5.2)
Acquisition of property and equipment, net	(17.7)	(16.0)	(22.5)

Net cash used in investing activities	(595.4)	(493.1)	(907.6)

Financing:
Policyholder fund deposits	1,905.0	1,640.0	1,748.7
Policyholder fund withdrawals	(1,454.7)	(1,349.3)	(1,355.7)
Short-term debt	(1.0)	(0.7)	(0.8)
Long-term debt	(1.0)	(1.3)	(8.3)
Issuance of common stock	9.0	14.4	8.3
Repurchases of common stock	(90.3)	(81.8)	(59.3)
Dividends paid on common stock	(39.3)	(39.6)	(38.9)

Net cash provided by financing activities	327.7	181.7	294.0

(Decrease) increase in cash and cash equivalents	(13.6)	43.7	(172.2)
Cash and cash equivalents, beginning of year	152.0	108.3	280.5

Cash and cash equivalents, end of year	$138.4	$152.0	$108.3

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$206.7	$200.5	$178.8
Income taxes	74.1	115.9	90.1
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	22.8	103.2	24.2
Commercial mortgage loans originated on real estate sold	52.2	—	—

See Notes to Consolidated Financial Statements.

66	STANCORP FINANCIAL GROUP, INC.

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

Standard Management has owned and managed certain real estate properties held for sale.

Adaptu provides an online service to help members plan and manage their financial lives.

Standard holds interests in low-income housing tax credit investments. These interests do not meet the requirements for consolidation under existing accounting standards, and thus the Company’s interests in the low-income housing tax credit investments are accounted for under the equity method of accounting. The total investment in these interests was $128.0 million and $57.5 million at December 31, 2011 and 2010 respectively.

2011 ANNUAL REPORT	67

Part II

The consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated on a consolidated basis.

In 2008, the Company identified opportunities and developed strategies to centralize key functions, streamline its processes and improve efficiencies. In January 2009, the Company adopted a restructuring plan to implement these strategies. The Company incurred $18.6 million of costs during its 2009 operating expense reduction initiatives. In 2011, as part of an ongoing effort to reduce costs and improve capabilities, the Company initiated a project to outsource a significant portion of its information-technology infrastructure function, which resulted in approximately $11 million in project related costs.

Reclassifications

Certain investments previously classified as Real estate, net and Policy loans have been reclassified to Other invested assets for all periods presented. Low-income housing tax credit investments that were previously included in the Real estate, net balance were reclassified to Other invested assets. The amounts related to low-income housing tax credit investments that were reclassified were $128.0 million and $57.5 million for 2011 and 2010, respectively. The amounts related to Policy loans that were reclassified to Other invested assets were $2.9 million and $3.3 million for 2011 and 2010, respectively. The reclassifications discussed above had no impact on the Company’s financial condition, results of operations or cash flows for any periods presented.

Use of estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment are those used in determining investment valuations, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets, the reserves for future policy benefits and claims, pension and postretirement benefit plans and the provision for income taxes. The results of these estimates are critical because they affect the Company’s profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on our results of operations and financial condition.

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
•

The Company’s intent to sell or whether it is more likely than not we will be required to sell a fixed maturity security before recovery of the security’s cost basis through the evaluation of facts and circumstances including, but not limited to, decisions to rebalance our portfolio, current cash flow needs and sales of securities to capitalize on favorable pricing.

If it is determined an other-than-temporary impairment (“OTTI”) exists, we separate the OTTI of debt securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI

68	STANCORP FINANCIAL GROUP, INC.

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

The Company will continue to evaluate our holdings; however, the Company currently expects the fair values of our investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of the Company’s fixed maturity securities significantly decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See “Note 9—Fair Value” for a detailed explanation of the valuation methods the Company uses to calculate the fair value of the Company’s financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

Commercial Mortgage Loans

Commercial mortgage loans are stated at amortized cost less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loans loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general and a specific loan loss allowance.

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

General Loan Loss Allowance

The general loan loss allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, debt coverage ratios, loan to value ratios, actual loan loss experience and individual loan analysis.

Specific Loan Loss Allowance

An impaired commercial mortgage loan is a loan where the Company does not expect to receive contractual principal and interest in accordance with the terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. The Company also holds specific

2011 ANNUAL REPORT	69

Part II

loan loss allowances on certain performing commercial mortgage loans that it continues to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which the Company has determined that it remains probable that all amounts due will be collected although the timing or nature is, or is likely to be outside the original contractual terms. In addition, for impaired commercial mortgage loans, the Company evaluates the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur and other quantitative information management has concerning the loan. Portions of loans that are deemed uncollectible are written off against the allowance, and recoveries, if any, are credited to the allowance. See “Note 10—Investments—Commercial Mortgage Loans.”

Interest Income

The Company records interest income in net investment income and continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is put on non-accrual status. For loans that are less than 90 days delinquent, management may reverse interest income and the accrued interest receivable if there is a question on the collectability of the interest. Interest income on loans more than 90 days delinquent is recognized in the period the cash is collected. The Company resumes the recognition of interest income when the loan becomes less than 90 days delinquent and management determines it is probable that the loan will continue to perform.

Real Estate

Real estate is comprised of two components: real estate investments and real estate owned.

Real estate investment properties are stated at cost less accumulated depreciation. Generally, the Company depreciates this real estate using the straight-line depreciation method with property lives varying from 30 to 40 years. Accumulated depreciation for real estate totaled $10.4 million and $29.4 million at December 31, 2011 and 2010, respectively. The Company records impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment loss is charged to net capital losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

Real estate owned is initially recorded at the lower of cost or estimated net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as independent appraisals are received. The Company’s real estate owned is initially considered an investment held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment charge is recorded if the Company does not expect the investment to recover its carrying value prior to the expected date of sale. Properties held for sale are continuously reviewed for potential impairment.

Total real estate was $92.7 million at December 31, 2011, compared to $153.1 million at December 31, 2010. The $60.4 million decrease in total real estate during 2011 was primarily due to the sale and depreciation of real estate investments and the sale and impairment of real estate owned, partially offset by additional real estate owned properties acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure.

All Other Investments

Other Invested assets include low income housing tax credit investments, derivative financial instruments and policy loans. Valuation adjustments for these investments are recognized using the specific identification method.

Low income housing tax credit investments are carried at fair value and are accounted for under the equity method of accounting. Valuation adjustments are reported as capital losses.

Derivative financial instruments are carried at fair value, and valuation adjustments are reported as a component of net investment income. See “Note 11—Derivative Financial Instruments.”

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

70	STANCORP FINANCIAL GROUP, INC.

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

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 55% and 95% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 80% expected to be amortized by year five.

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

2011 ANNUAL REPORT	71

Part II

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

Property and Equipment, Net

The following table sets forth the major classifications of the Company’s property and equipment and accumulated depreciation:

	December 31,
(In millions)	2011	2010
Home office properties	$133.2	$130.8
Office furniture and equipment	54.2	58.3
Capitalized software	154.4	142.4
Leasehold improvements	12.6	11.7

Property and equipment, gross	354.4	343.2
Less: accumulated depreciation	253.1	231.7

Property and equipment, net	$101.3	$111.5

Property and equipment are stated at cost less accumulated depreciation. The Company depreciates property and equipment using the straight-line method over the estimated useful lives with a half-year convention. The estimated useful lives are generally 40 years for properties, range from three to ten years for equipment and range from three to five years for capitalized software. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the life of the lease. Depreciation expense for 2011, 2010 and 2009 was $28.0 million, $31.7 million and $31.4 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased 35.3%, 34.3% and 35.7% of the corporate headquarters in Portland, Oregon at December 31, 2011, 2010 and 2009, respectively. Income from the leases is included in net investment income.

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

72	STANCORP FINANCIAL GROUP, INC.

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

Other Policyholder Funds

Other policyholder funds are liabilities for investment-type contracts and are based on the policy account balances including accumulated interest. Other policyholder funds include amounts related to advanced premiums, premiums on deposit and experience rated liabilities totaling $419.4 million and $418.5 million at December 31, 2011 and 2010, respectively.

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

2011 ANNUAL REPORT	73

Part II

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

Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income:

	December 31,
(In millions)	2011	2010
Net unrealized capital gains on fixed maturity securities	$315.2	$217.7
Employee benefit plans	(80.1)	(56.8)

Total accumulated other comprehensive income	$235.1	$160.9

Other Comprehensive Income

Other comprehensive income includes changes in unrealized capital gains and losses on fixed maturity securities, net of the related tax effects, and changes in unrealized prior service costs and credits and net gains and losses associated with the Company’s employee benefit plans, net of the related tax effects.

The following table sets forth other comprehensive income:

	Years ended December 31,
(In millions)	2011	2010	2009
Unrealized gains on fixed maturity securities:
Net unrealized capital gains on fixed maturity securities	$159.3	$157.2	$326.7
Less: tax effects	55.9	56.7	115.9

Net unrealized capital gains on fixed maturity securities, net of tax	103.4	100.5	210.8

Net reclassifications adjustment for net capital (gains) losses included in net income	(9.1)	(15.4)	5.5
Less: tax effects	(3.2)	(5.8)	2.0

Net reclassifications adjustment for realized net capital (gains) losses, net of tax	(5.9)	(9.6)	3.5

Total net unrealized gains on fixed maturity securities	97.5	90.9	214.3

Employee benefit plans:
Net prior service (cost) credit and net (losses) gains arising during the period	(40.9)	(7.7)	12.9
Less: tax effects	(14.3)	(2.7)	4.5

Net prior service (cost) credit and net (losses) gains arising during the period, net of tax	(26.6)	(5.0)	8.4

Net reclassification adjustment for amortization to net periodic pension cost	5.0	5.6	7.6
Less: tax effects	1.7	2.0	2.7

Net reclassification adjustment for amortization to net periodic pension cost, net of tax	3.3	3.6	4.9

Total unrealized changes in employee benefit plans	(23.3)	(1.4)	13.3

Total other comprehensive income, net of tax	$74.2	$89.5	$227.6

74	STANCORP FINANCIAL GROUP, INC.

Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

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

The ASU requires additional disclosures in the financial statements and footnotes concerning deferred acquisition costs such as the nature and type of acquisition costs capitalized, the method of amortizing capitalized acquisition costs, and the amount of acquisition costs amortized for the period. The directives of ASU No. 2010-26 are effective for fiscal years and interim periods beginning after December 15, 2011. Retrospective adoption of the rule is allowed, but not required. The Company estimates implementing this ASU will increase pre-tax expenses approximately $3 to $4 million annually with a cumulative effect adjustment of approximately $20 to $25 million in the initial year of adoption. The Company will adopt this guidance on a retrospective basis in the first quarter of 2012.

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

ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact that this pronouncement will have on its disclosures, but does not expect a material effect to its financial statements.

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

2011 ANNUAL REPORT	75

Part II

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

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The main objective of ASU No. 2011-11 is to enhance disclosures for financial instruments and derivative instruments which have right of setoff conditions. Under the guidance provided in this ASU, entities would be required to disclose the amounts offset in determining the net amounts presented in their statements of financial position. The amount of both the recognized asset and the recognized liability subject to setoff under the same arrangement will become a required disclosure.

ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not currently have exposure to hedges, derivatives or master netting arrangements that would be subjected to these additional disclosures. Therefore, the Company does not expect this ASU to have a material effect on its asset and liability disclosures in its statements of financial position.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Years ended December 31,
(Dollars in millions—except per share data)	2011	2010	2009
Net income (in millions)	$139.3	$189.0	$208.9
Basic weighted-average common shares outstanding	44,876,650	46,774,277	48,932,908
Stock options	131,926	228,193	105,263
Stock awards	7,494	3,758	6,372

Diluted weighted-average common shares outstanding	45,016,070	47,006,228	49,044,543

Net income per common share:
Net income per basic common share	$3.10	$4.04	$4.27
Net income per diluted common share	3.09	4.02	4.26
Antidilutive shares not included in net income per diluted common share calculation	1,974,242	1,150,075	1,967,483

3. SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. Of the 4.8 million shares of common stock authorized for the 2002 Plan, 1.3 million shares or options for shares remain available for grant at December 31, 2011. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 2.0 million shares authorized for the ESPP, 0.2 million shares remain available for issuance at December 31, 2011.

76	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Years ended December 31,
(In millions)	2011	2010	2009
Compensation cost	$5.9	$5.3	$9.6
Related income tax benefit	2.1	1.9	3.4

The Company has provided three types of share-based compensation pursuant to the 2002 Plan: option grants, stock award grants and director stock award grants.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Directors typically receive annual grants in amounts determined by the Nominating & Corporate Governance Committee of the Board of Directors and executive officers typically receive annual grants in amounts determined by the Organization & Compensation Committee of the Board of Directors. Each director who is not an employee of the Company receives annual stock options with a fair value equal to $50,000 on the date of the annual shareholders meeting. Non-executive officers typically receive annual grants as determined by management. Officers may also receive options when hired or promoted to an officer position. In addition, the Chief Executive Officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the closing market price of StanCorp common stock on the grant date. Directors’ options vest after one year with other options generally vesting in four equal installments on the first four anniversaries of the vesting reference date. Option awards to certain officers vest if the officer’s employment is terminated by the Company without cause or the officer terminates for good reason within 24 months after a change of control of the Company as defined in the Company’s change of control agreement. Options generally expire 10 years from the grant date.

2011 ANNUAL REPORT	77

Part II

The following table sets forth a summary of option activity and options outstanding and exercisable:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Total Intrinsic Value
Outstanding, January 1, 2009	2,515,566	$38.42	6.1	$16,301,078
Granted	523,501	37.08
Exercised	(101,903)	18.17
Forfeited	(110,146)	43.08
Expired	(33,542)	20.42

Outstanding, December 31, 2009	2,793,476	38.94	6.0	13,272,319
Granted	283,752	42.12
Exercised	(279,270)	29.17
Forfeited	(114,465)	46.17
Expired	(3,000)	19.24

Outstanding, December 31, 2010	2,680,493	40.01	5.6	17,226,460
Granted	272,785	44.18
Exercised	(120,880)	29.10
Forfeited	(42,837)	42.78
Expired	(5,200)	42.73

Outstanding, December 31, 2011	2,784,361	$40.84	5.1	$5,947,355
Options outstanding and exercisable:
Vested or expected to be vested, December 31, 2011	2,758,689	$40.83	5.1	$5,923,768
Fully vested and exercisable, December 31, 2011	2,270,916	40.60	4.4	5,475,610

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

The following table sets forth the weighted-average assumptions used to determine the fair value of option grants:

	Years ended December 31,
	2011	2010	2009
Dividend yield	1.97%	1.91%	2.10%
Expected stock price volatility	46.24	45.61	39.51
Risk-free interest rate	2.35	2.75	1.83
Expected option lives	5.7 years	5.7 years	5.4 years

The weighted-average grant date fair value of options granted was $16.87, $16.16 and $11.52 for 2011, 2010, and 2009, respectively. The total intrinsic value of the options exercised was $1.8 million, $4.5 million and $1.4 million for the same periods, respectively. The amount that the Company received from the exercise of stock options was $3.5 million, $8.1 million and $1.9 million for 2011, 2010 and 2009, respectively. The related tax benefit derived from the tax deduction

78	STANCORP FINANCIAL GROUP, INC.

received by the Company for the difference between the market price of StanCorp common stock and the exercise price when the options were exercised was $0.6 million, $1.6 million and $0.5 million for 2011, 2010 and 2009, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At December 31, 2011, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $6.1 million. This compensation cost will be recognized over a weighted-average period of 2.2 years. During 2009, certain executive officers of the Company retired, upon which the vesting of some of their options was accelerated in accordance with their option agreements. The accelerated vesting resulted in recognition of $1.8 million of additional compensation cost for 2009.

Stock award grants

The Company grants annual performance-based stock awards to designated senior officers as long-term incentive compensation. Under the 2002 Plan, the Company had 0.7 million shares available for issuance as stock award grants at December 31, 2011.

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

The following table sets forth a summary of the activity of performance-based restricted shares and cash performance units outstanding:

	Restricted Shares	Cash Units	Weighted- Average Grant Date Fair Value
Unvested balance, January 1, 2009	36,247	$23,941	$50.15
Granted	—	—
Vested	(15,959)	(10,550)
Forfeited	(20,288)	(13,391)

Unvested balance, December 31, 2009	—	$—	$—

As of December 31, 2009, there were no unvested restricted shares or cash units. The total value of restricted shares vested and cash performance units paid was $0.8 million for 2009. There were no restricted shares that vested or cash units paid for 2011 or 2010.

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

2011 ANNUAL REPORT	79

Part II

The following table sets forth a summary of the activity of Performance Shares outstanding:

	Performance Shares	Weighted- Average Grant Date Fair Value
Unvested balance, January 1, 2009	145,722	$47.95
Granted	109,884
Vested	(21,082)
Forfeited	(120,435)
Unvested balance, December 31, 2009	114,089	38.97
Granted	64,790
Vested	(8,027)
Forfeited	(43,194)
Unvested balance, December 31, 2010	127,658	34.99
Granted	116,978
Vested	(6,504)
Forfeited	(47,164)
Unvested balance, December 31, 2011	190,968	44.05

The Company issued 4,906, 10,276, and 3,221 shares of StanCorp common stock for 2011, 2010 and 2009, respectively, to redeem Performance Shares that vested following the 2010, 2009 and 2008 performance periods, net of Performance Shares withheld to cover the required taxes.

The fair value of the Performance Shares is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $8.4 million in additional compensation cost would be recognized through 2013. The target or expected payout is 70% of the maximum Performance Shares for the 2012 performance period and 50% of the maximum Performance Shares for the 2013 performance period. A target payout for these periods would result in approximately $4.8 million of additional compensation cost through 2013. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Director Stock Grants

Each director who is not an employee of the Company receives annual compensation of StanCorp common stock with a fair value equal to $50,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting, in addition to annual stock option grants.

The Company issued 10,399, 14,823, and 10,339 shares of StanCorp common stock for 2011, 2010 and 2009, respectively, related to the annual Director stock grant. The weighted-average fair value per share for the shares issued was $43.00, $44.81, and $28.19 for the same periods, respectively.

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

80	STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth the assumptions used to determine the fair value of the ESPP embedded option:

Years ended December 31,
	2011	2010	2009
Dividend yield	1.85–2.11%	1.81–1.93%	1.81–2.70%
Expected stock price volatility	22.03–25.63	28.68–33.93	86.97–98.08
Risk-free interest rate	0.10–0.18	0.15–0.17	0.28–0.31
Expected option lives	0.5 years	0.5 years	0.5 years

The following table sets forth the fair value per share, compensation cost and related income tax benefit under the Company’s ESPP:

	Years ended December 31,
(In millions except per share data)	2011	2010	2009
Weighted-average fair value per share for the Company’s ESPP offerings	$9.46	$9.92	$12.82
Compensation cost	1.2	1.3	2.9
Related income tax benefit	0.4	0.5	1.0

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

2011 ANNUAL REPORT	81

Part II

The following table sets forth a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of plan assets and the funded status:

	Years ended December 31,
(In millions)	2011	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$(323.7)	$(295.1)	$(270.3)
Service cost	(9.2)	(8.9)	(8.9)
Interest cost	(17.5)	(16.6)	(15.7)
Actuarial loss	(29.0)	(9.9)	(6.4)
Benefits Paid	7.8	6.8	6.2
Projected benefit obligation at end of the year	(371.6)	(323.7)	(295.1)
Change in fair value of plan assets:
Fair value of plan assets at beginning of the year	292.6	264.6	229.3
Actual return on plan assets	7.0	28.9	41.5
Employer contributions	58.0	6.0	—
Benefits paid and estimated expenses	(7.9)	(6.9)	(6.2)
Fair value of plan assets at end of the year	349.7	292.6	264.6
Funded status at end of the year	$(21.9)	$(31.1)	$(30.5)

The following table sets forth the projected and accumulated benefit obligations and the fair value of the plan assets for the pension plans:

	Years ended December 31,
(In millions)	2011	2010	2009
Projected benefit obligation	$371.6	$323.7	$295.1
Accumulated benefit obligation	337.5	280.9	252.2
Fair value of plan assets	349.7	292.6	264.6

The Company recognizes as a component of accumulated other comprehensive income, net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost.

The following table sets forth the amounts recognized in accumulated other comprehensive income:

	Years ended December 31,
(In millions)	2011	2010	2009
Net Loss	$70.1	$44.1	$46.2
Prior service cost	3.1	3.5	4.0
Total recognized in accumulated other comprehensive income	$73.2	$47.6	$50.2

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are $8.5 million and $0.6 million, respectively.

82	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, and assumptions used in the measurement of the net periodic benefit cost and the benefit obligations:

	Years ended December 31,
(Dollars in millions)	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$9.3	$9.0	$9.0
Interest cost	17.5	16.6	15.7
Expected return on plan assets	(22.1)	(20.0)	(17.3)
Amortization of prior service cost	0.6	0.6	0.6
Amortization of net actuarial loss	4.0	4.3	6.9

Net periodic benefit cost	9.3	10.5	14.9

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net loss (gain)	44.1	1.0	(17.9)
Amortization of prior service cost	(0.6)	(0.6)	(0.6)
Amortization of net actuarial loss	(4.0)	(4.3)	(6.9)

Total recognized in other comprehensive income	39.5	(3.9)	(25.4)

Total recognized in net periodic benefit cost and other comprehensive income	$48.8	$6.6	$(10.5)
Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	5.50%	5.75%	6.00%
Expected return on plan assets	7.68	7.66	7.65
Rate of compensation increase	4.50	4.50	4.50
Assumptions used to determine benefit obligations:
Discount rate	4.50%	5.50%	5.75%
Rate of compensation increase	3.25	4.50	4.50

The long-run rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category.

The Company made contributions of $58.0 million and $6.0 million to the employee pension in 2011 and 2010, respectively. The Company did not make a contribution in 2009. The Company is not obligated to make any contributions to its pension plans for 2012. In addition, no plan assets are expected to be returned to the Company in 2012.

The following table sets forth the expected benefit payments for the Company’s pension plans:

(In millions)	Amount
2012	$9.3
2013	10.4
2014	11.3
2015	12.5
2016	13.7
2017-2021	87.7

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

2011 ANNUAL REPORT	83

Part II

cap value, mid cap blend and foreign mutual funds and are diversified across investment strategies. The employee pension plan held no StanCorp equity securities as plan assets at December 31, 2011 and 2010. The plan invests in a stable asset fund comprised of debt securities represented by a Deposit Administration Contract with Standard. Standard maintains the contributions in an unallocated fund, whose assets are invested with other assets in the general account of Standard. The account is credited with earnings on the underlying investments and charged for plan withdrawals and administrative expenses charged by Standard Retirement Services. The stable asset fund contract may subject the plan to concentrations of risk as its contract value is dependent on the ability of Standard to honor its contractual commitments. There are no reserves against the contract value for credit risk of Standard or otherwise.

The investment goal of the agent pension plan is to invest in stable value assets in order to maintain its funded status.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the pension plans:

	December 31,
	2011	2011	2010
(In millions)	Target	Actual	Actual
Asset Category:
Equity securities	50.0%	45.8%	49.9%
Debt securities	50.0	54.2	50.1

Total	100.0%	100.0%	100.0%

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

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$33.0	$33.0	$—	$—
Large cap blend	49.4	49.4	—	—
Large cap value	16.4	16.4	—	—
Mid cap blend	46.4	46.4	—	—
Foreign	14.8	14.8	—	—

Total pooled separate account funds	160.0	160.0	—	—

Debt securities:
Stable asset fund	189.7	—	189.7	—

Total	$349.7	$160.0	$189.7	$—

84	STANCORP FINANCIAL GROUP, INC.

	December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$29.2	$29.2	$—	$—
Large cap blend	42.7	42.7	—	—
Large cap value	13.6	13.6	—	—
Mid cap blend	46.5	46.5	—	—
Foreign	13.9	13.9	—	—

Total pooled separate account funds	145.9	145.9	—	—

Debt securities:
Stable asset fund	146.7	—	146.7	—

Total	$292.6	$145.9	$146.7	$—

There were no transfers into or out of Level 3 for 2011. The following table sets forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs for December 31, 2010:

	Year ended December 31, 2010
		Total Realized/Unrealized Gains (Losses)
(In millions)	Beginning Asset (Liability) Balance as of December 31, 2009	Included in Net Income	Included in Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements	Transfer into Level 3	Transfer out of Level 3		Ending Asset (Liability) Balance as of December 31, 2010
Assets:
Debt securities
Stable asset fund	$129.6	$—	$—	$—	$—		$(129.6)	$—

As a result of inputs used during the current period to estimate the fair value of stable asset fund, Plan management has categorized the stable asset fund as having Level 2 inputs at December 31, 2010. The valuation methods may produce fair value calculations that may not be indicative of net realizable values or reflective of future fair values. See “Note 9—Fair Value” for further disclosure on valuation methods. Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for 2011, 2010 and 2009 were $10.3 million, $10.0 million and $10.5 million, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.7 million and $10.5 million at December 31, 2011 and 2010, respectively.

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. The group term life insurance benefit was curtailed as of December 31, 2011. Eligible retirees

2011 ANNUAL REPORT	85

Part II

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

The Company recognizes the funded status of the postretirement benefit plan as an asset or liability on the balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the accumulated benefit obligation.

The following table sets forth a reconciliation of the changes in the postretirement benefit plan’s accumulated benefit obligation, fair value of plan assets and the funded status:

	Years ended December 31,
(In millions)	2011	2010	2009
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$(40.5)	$(33.9)	$(25.0)
Service cost	(1.5)	(1.6)	(1.3)
Interest cost	(2.1)	(2.1)	(1.8)
Plan amendments	8.0	—	—
Actuarial loss	(5.4)	(3.5)	(6.3)
Benefits Paid	0.5	0.6	0.5
Accumulated postretirement benefit obligation at end of the year	(41.0)	(40.5)	(33.9)
Change in fair value of postretirement plan assets:
Fair value of plan assets at beginning of the year	18.2	18.1	17.0
Actual return on plan assets	2.7	0.2	1.4
Employer contributions	0.3	0.5	0.2
Benefits paid and estimated expenses	(0.5)	(0.6)	(0.5)
Fair value of plan assets at end of the year	20.7	18.2	18.1
Funded status at end of the year	$(20.3)	$(22.3)	$(15.8)

The gains and losses, and prior service costs or credits excluded from the projected benefit obligation are recognized as a component of accumulated other comprehensive income, net of tax.

The following table sets forth the amounts recognized in accumulated other comprehensive income:

	December 31,
(In millions)	2011	2010	2009
Net loss	$2.2	$4.5	$5.0
Prior service credit	(1.0)	(0.7)	(0.9)

Total recognized in accumulated other comprehensive income	$1.2	$3.8	$4.1

The estimated prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is $0.4 million. The projected discounted cash flow obligation for the postretirement benefit plan was $48.5 million and $50.1 million at December 31, 2011 and 2010, respectively.

86	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the assumed health care cost trend rates for next year:

	Years ended December 31,
	2011	2010
Medical	7.50%	7.80%
Prescriptions	8.10	8.70
HMO (Blended)	6.80	8.60
Rate to which the cost trend is assumed to decline (the ultimate trend rate)*	4.50	4.50

*	Year that the rate reaches the ultimate trend is 2027.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.5	$(0.4)
Effect on postretirement benefit obligation	7.1	(5.6)

The following table sets forth the components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive income, and assumptions used in the measurement of the postretirement net periodic benefit cost and the postretirement benefit obligations:

	Years ended December 31,
(Dollars in millions)	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$1.5	$1.6	$1.3
Interest cost	2.1	2.1	1.8
Expected return on plan assets	(0.8)	(0.9)	(1.2)
Amortization of prior service cost	(0.3)	(0.3)	(0.3)
Amortization of net actuarial loss	0.1	0.2	—
Curtailment loss	0.7	—	—
Net periodic benefit cost	3.3	2.7	1.6
Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net loss	6.1	3.9	4.4
Amortization of prior service cost	0.2	0.3	0.3
Amortization of net actuarial loss	(0.1)	(0.2)	—
Total recognized in other comprehensive income	6.2	4.0	4.7
Total recognized in net periodic benefit cost and other comprehensive income	$9.5	$6.7	$6.3

Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	5.50%	5.75%	6.00%
Expected return on plan assets	4.50	4.75	5.00
Rate of compensation increase graded by age	5.00	5.00	4.50
Assumptions used to determine benefit obligations:
Discount rate	4.50%	5.50%	5.75%
Rate of compensation increase graded by age	n/a *	5.00	5.00

*	Assumption for rate of compensation increase was not applicable in determining benefit obligations for 2011 due to curtailment of group term life insurance benefit as of December 31, 2011.

2011 ANNUAL REPORT	87

Part II

The Company contributed $0.3 million and $0.5 million to fund the postretirement benefit plan in 2011 and 2010, respectively. The Company expects to make contributions of $0.5 million to its postretirement benefit plan in 2012. No plan assets are expected to be returned to the Company in 2012.

The following table sets forth the expected benefit payments for the Company’s postretirement benefit plan:

(In millions)	Amount
2012	$1.1
2013	1.2
2014	1.3
2015	1.4
2016	1.5
2017-2021	9.6

The investment goal of the postretirement plan is to produce a steady return on plan assets to maintain its funded status. To achieve this goal, the Company’s postretirement benefit plan assets are comprised primarily of municipal bonds and cash and cash equivalents.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the postretirement medical plan:

	Years ended December 31,
	2011	2011	2010
(In millions)	Target	Actual	Actual
Asset category:
Debt securities	95.0%	98.1%	94.0%
Cash and cash equivalents	5.0	1.9	6.0

Total	100.0%	100.0%	100.0%

Postretirement benefit plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 9—Fair Value” for additional fair value information. As there was not an active market for the Company’s municipal bond holdings at December 31, 2011, the municipal bonds were valued using Level 2 measurements.

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities:
Municipal bonds	$20.3	$—	$20.3	$—
Cash and cash equivalents	0.4	0.4	—	—

Total	$20.7	$0.4	$20.3	$—

	December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities:
Municipal bonds	$17.1	$—	$17.1	$—
Cash and cash equivalents	1.1	1.1	—	—
Total	$18.2	$1.1	$17.1	$—

88	STANCORP FINANCIAL GROUP, INC.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $28.5 million and $26.7 million at December 31, 2011 and 2010, respectively. Expenses were $2.5 million $2.8 million and $2.1 million for 2011, 2010 and 2009, respectively. At December 31, 2011 the net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income were $5.7 million.

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

The following table sets forth intersegment revenues:

	Years ended December 31,
(In millions)	2011	2010	2009
Intersegment administrative fee revenues	$16.7	$14.8	$13.9

2011 ANNUAL REPORT	89

Part II

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Years ended December 31,
(In millions)	2011	2010	2009
Premiums:
Insurance Services:
Group life and AD&D	$892.6	$835.7	$819.6
Group long term disability	803.3	799.9	825.6
Group short term disability	208.0	203.7	205.7
Group other	81.6	81.5	79.5
Experience rated refunds	(12.5)	(27.9)	(40.2)

Total group insurance	1,973.0	1,892.9	1,890.2
Individual disability insurance	172.3	163.3	177.0

Total Insurance Services premiums	2,145.3	2,056.2	2,067.2

Asset Management:
Retirement plans	2.0	1.6	0.7
Individual annuities	6.0	39.9	34.0

Total Asset Management premiums	8.0	41.5	34.7

Total premiums	$2,153.3	$2,097.7	$2,101.9

Administrative fees:
Insurance Services:
Group insurance	$12.0	$9.3	$8.0
Individual disability insurance	0.3	0.3	0.3

Total Insurance Services administrative fees	12.3	9.6	8.3

Asset Management:
Retirement plans	90.0	92.5	88.5
Other financial services businesses	29.9	29.0	25.6

Total Asset Management administrative fees	119.9	121.5	114.1

Other	(16.7)	(14.6)	(13.9)

Total administrative fees	$115.5	$116.5	$108.5

Net investment income:
Insurance Services:
Group insurance	$288.6	$286.3	$285.6
Individual disability insurance	52.7	52.6	49.5

Total Insurance Services net investment income	341.3	338.9	335.1

Asset Management:
Retirement plans	90.4	87.4	85.8
Individual annuities	161.0	151.0	133.9
Other financial services businesses	11.3	12.6	14.3

Total Asset Management net investment income	262.7	251.0	234.0

Other	8.8	12.6	17.4

Total net investment income	$612.8	$602.5	$586.5

90	STANCORP FINANCIAL GROUP, INC.

The following tables set forth select segment information:

(In millions)	Insurance Services	Asset Management	Other	Total
Year ended December 31, 2011
Revenues:
Premiums	$2,145.3	$8.0	$—	$2,153.3
Administrative fees	12.3	119.9	(16.7)	115.5
Net investment income	341.3	262.7	8.8	612.8
Net capital losses	—	—	(6.9)	(6.9)

Total revenues	2,498.9	390.6	(14.8)	2,874.7

Benefits and expenses:
Benefits to policyholders	1,750.9	20.3	—	1,771.2
Interest credited	4.6	156.4	—	161.0
Operating expenses	338.7	115.2	17.3	471.2
Commissions and bonuses	185.1	33.6	—	218.7
Premium taxes	36.6	0.1	—	36.7
Interest expense	—	—	38.9	38.9
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(20.5)	2.4	—	(18.1)

Total benefits and expenses	2,295.4	328.0	56.2	2,679.6

Income (loss) before income taxes	$203.5	$62.6	$(71.0)	$195.1

Total assets	$8,228.5	$9,929.8	$275.5	$18,433.8

(In millions)	Insurance Services	Asset Management	Other	Total
Year ended December 31, 2010
Revenues:
Premiums	$2,056.2	$41.5	$—	$2,097.7
Administrative fees	9.6	121.5	(14.6)	116.5
Net investment income	338.9	251.0	12.6	602.5
Net capital losses	—	—	(51.6)	(51.6)

Total revenues	2,404.7	414.0	(53.6)	2,765.1

Benefits and expenses:
Benefits to policyholders	1,566.4	53.4	—	1,619.8
Interest credited	4.8	153.6	—	158.4
Operating expenses	331.8	119.0	(4.6)	446.2
Commissions and bonuses	175.7	30.4	—	206.1
Premium taxes	34.5	0.2	—	34.7
Interest expense	—	0.1	38.8	38.9
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(22.3)	0.5	—	(21.8)

Total benefits and expenses	2,090.9	357.2	34.2	2,482.3

Income (loss) before income taxes	$313.8	$56.8	$(87.8)	$282.8

Total assets	$7,736.8	$9,813.7	$292.8	$17,843.3

2011 ANNUAL REPORT	91

Part II

(In millions)	Insurance Services	Asset Management	Other	Total
Year ended December 31, 2009
Revenues:
Premiums	$2,067.2	$34.7	$—	$2,101.9
Administrative fees	8.3	114.1	(13.9)	108.5
Net investment income	335.1	234.0	17.4	586.5
Net capital losses	—	—	(26.9)	(26.9)

Total revenues	2,410.6	382.8	(23.4)	2,770.0

Benefits and expenses:
Benefits to policyholders	1,530.3	45.4	—	1,575.7
Interest credited	4.7	140.9	—	145.6
Operating expenses	333.9	126.9	15.4	476.2
Commissions and bonuses	169.8	32.2	—	202.0
Premium taxes	34.2	—	—	34.2
Interest expense	—	0.1	39.1	39.2
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(18.6)	—	—	(18.6)

Total benefits and expenses	2,054.3	345.5	54.5	2,454.3

Income (loss) before income taxes	$356.3	$37.3	$(77.9)	$315.7

Total assets	$7,587.6	$8,721.7	$260.2	$16,569.5

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

The following table sets forth StanCorp’s condensed statements of income:

	Years ended December 31,
(In millions)	2011	2010	2009
Revenues:
Administrative fees	$—	$0.1	$—
Net investment income	—	0.2	0.1
Net capital losses	(0.3)	(0.7)	—

Total revenues	(0.3)	(0.4)	0.1

Expenses:
Interest expense	38.8	38.8	38.8
Operating expenses	11.2	5.1	5.1

Total expenses	50.0	43.9	43.9

Loss before income taxes and equity in net income of subsidiaries	(50.3)	(44.3)	(43.8)
Income tax benefit	(10.8)	(23.7)	(11.5)
Equity in net income of subsidiaries	178.8	209.6	241.2

Net income	$139.3	$189.0	$208.9

92	STANCORP FINANCIAL GROUP, INC.

The following table sets forth StanCorp’s condensed balance sheets:

	December 31,
(In millions)	2011	2010
ASSETS
Cash and cash equivalents	$34.5	$44.1
Investment in subsidiaries	2,462.9	2,357.2
Receivable from subsidiaries	4.3	16.8
Other assets	65.3	51.0

Total assets	$2,567.0	$2,469.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Payable to subsidiaries	$—	$0.4
Short-term debt	250.0	—
Long-term debt	300.0	550.0
Other liabilities	6.5	6.6

Total liabilities	556.5	557.0

Shareholders’ equity:
Total shareholders’ equity	2,010.5	1,912.1

Total liabilities and shareholders’ equity	$2,567.0	$2,469.1

The following table sets forth StanCorp’s condensed statements of cash flows:

	Years ended December 31,
(In millions)	2011	2010	2009
Operating:
Net income	$139.3	$189.0	$208.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(178.8)	(209.6)	(241.2)
Dividends received from subsidiaries	94.3	244.0	170.0
Changes in operating assets and liabilities	(24.5)	(16.6)	2.1

Net cash provided by operating activities	30.3	206.8	139.8
Investing:
Capital contributions to subsidiaries	(9.0)	(90.0)	(35.9)
Return of capital from subsidiaries	76.1	12.7	1.8
Receivables from subsidiaries, net	13.3	13.9	(15.7)
Investment securities and other	0.3	0.6	(0.7)

Net cash provided by (used in) investing activities	80.7	(62.8)	(50.5)
Financing:
Issuance and repurchase of common stock, net	(81.3)	(67.4)	(51.0)
Dividends paid on common stock	(39.3)	(39.6)	(38.9)

Net cash used in financing activities	(120.6)	(107.0)	(89.9)
(Decrease) increase in cash and cash equivalents	(9.6)	37.0	(0.6)
Cash and cash equivalents, beginning of period	44.1	7.1	7.7

Cash and cash equivalents, end of period	$34.5	$44.1	$7.1

2011 ANNUAL REPORT	93

Part II

7. INCOME TAXES

The following table sets forth the provision for income taxes:

	Years ended December 31,
(In millions)	2011	2010	2009
Current	$40.5	$115.7	$123.6
Deferred	15.3	(21.9)	(16.8)

Total income tax provision	$55.8	$93.8	$106.8

The following table sets forth the reconciliation between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded income tax provision:

	Years ended December 31,
(In millions)	2011	2010	2009
Tax at federal corporate rate of 35%	$68.3	$99.0	$110.5
(Decrease) increase in rate resulting from:
Tax exempt interest	(0.1)	(0.2)	(0.3)
Dividends received deduction	(3.1)	(3.1)	(3.2)
State income taxes, net of federal benefit	(0.1)	(0.1)	1.0
Federal tax credits	(8.6)	(3.3)	(3.1)
Other	(0.6)	1.5	1.9

Total income tax provision	$55.8	$93.8	$106.8

The following table sets forth the tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability:

	Years ended December 31,
(In millions)	2011	2010	2009
Policyholder liabilities	$9.3	$11.9	$9.3
Compensation and benefit plans	42.4	43.8	40.4
Loss carryforwards	56.2	50.9	54.4
Investments	41.4	43.3	24.6
Other	1.9	3.7	4.5

Total deferred tax assets	151.2	153.6	133.2
Less: valuation allowances	(4.2)	(0.8)	(1.9)

Net deferred tax assets	147.0	152.8	131.3

Net unrealized capital gains	173.9	121.1	71.4
Capitalized software	10.2	14.8	18.0
Deferred policy acquisition costs	72.1	66.1	62.3
Intangible assets	3.2	5.2	5.4
Other	1.1	3.9	4.2

Total deferred tax liabilities	260.5	211.1	161.3

Net deferred tax liability	$(113.5)	$(58.3)	$(30.0)

The Company is carrying forward net operating losses of $77.5 million that originated in StanCorp and certain subsidiaries. The losses will be used in future years to offset taxable income from those entities to the degree allowed by the Internal Revenue Code. If unutilized, these losses would expire between the years 2023 to 2031. In addition, the Company is carrying forward a $58.6 million federal net operating loss from a business acquisition. This carryforward is subject to limitations under IRS Section 382, which potentially reduces the annual amount that may be utilized. This carryforward will expire between 2019 and 2024.

94	STANCORP FINANCIAL GROUP, INC.

Realization of the Company’s net operating loss carryforwards is dependent upon generating sufficient taxable income before expiration of the losses. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset relating to the federal loss carryforwards will be realized. The amount of the deferred tax asset considered realizable could be reduced in the future if estimates of expected taxable income during the carryforward period are reduced.

The Company is carrying forward a deferred tax asset of $8.3 million related to losses attributable to various states and municipalities. In some instances, state and local loss carryforwards are subject to a shorter expiration period than the 20-year federal period. Further, some losses originated in a subsidiary which has reduced its operations in the state where the loss was incurred. We believe that the benefit from certain state and local NOL carryforwards will not be realized. As such, we have provided a valuation allowance of $4.2 million on the deferred tax assets relating to these assets. If our assumptions change, we may be able to realize these NOLs. The state and local loss carryforwards expire at various dates through 2031.

As of December 31, 2011, the Company is subject to examination by the IRS for the years 2009 through 2011.

The Company did not have any material unrecognized tax benefits in 2011 and 2010. It is the Company’s accounting policy to record income tax interest and penalties in the income tax provision. See “Note 1—Summary of Significant Accounting Policies—Income Taxes.”

8. GOODWILL

Goodwill is related to the Asset Management segment and totaled $36.0 million at both December 31, 2011 and 2010. Goodwill is not amortized and is tested at least annually for impairment. If indicators of impairment appear throughout the year, or in the event of material changes in circumstances, the test will be more frequent. The Company performs a step-one test and compares the carrying value of the tested assets with the fair value of the assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The estimates the Company uses in the income approach are consistent with the plans and estimates that the Company uses to manage its operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how the Company internally evaluates and manages its business, the Company weights the income approach more heavily than the market approach in determining the fair value of the assets. However, the Company performs testing to ensure that both models are providing reasonably consistent results. Additionally, the Company performs sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. Through the performance of these tests, the Company concluded that goodwill was not impaired as of December 31, 2011.

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

2011 ANNUAL REPORT	95

Part II

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach, which uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following table sets forth the estimated fair value and the carrying value of each financial instrument:

	December 31, 2011		December 31, 2010
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$452.1	$452.1	$415.9	$415.9
U.S. state and political subdivision bonds	178.8	178.8	209.1	209.1
Foreign government bonds	72.1	72.1	69.6	69.6
Corporate bonds	6,059.3	6,059.3	5,711.2	5,711.2
S&P 500 Index options	7.2	7.2	13.3	13.3
Total fixed maturity securities	$6,769.5	$6,769.5	$6,419.1	$6,419.1
Commercial mortgage loans, net	$5,450.9	$4,902.3	$4,739.7	$4,513.6
Policy loans	2.9	2.9	3.3	3.3
Separate account assets	4,593.5	4,593.5	4,787.4	4,787.4
Liabilities:
Total other policyholder funds, investment type contracts	$4,804.8	$4,449.2	$4,186.2	$4,010.1
Index-based interest guarantees	49.5	49.5	48.5	48.5
Short-term debt	263.7	251.2	2.8	2.2
Long-term debt	272.0	300.9	558.2	551.9

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

96	STANCORP FINANCIAL GROUP, INC.

The fair value for long-term debt was predominantly based on quoted market prices as of December 31, 2011 and 2010 and trades occurring close to December 31, 2011 and 2010.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the

2011 ANNUAL REPORT	97

Part II

Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of December 31, 2011 or 2010.

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

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$452.1	$—	$451.6	$0.5
U.S. state and political subdivision bonds	178.8	—	177.4	1.4
Foreign government bonds	72.1	—	72.1	—
Corporate bonds	6,059.3	—	5,995.3	64.0
S&P 500 Index options	7.2	—	—	7.2

Total fixed maturity securities	$6,769.5	$—	$6,696.4	$73.1

Separate account assets	$4,593.5	$4,444.4	$149.1	$—
Liabilities:
Index-based interest guarantees	$49.5	$—	$—	$49.5

98	STANCORP FINANCIAL GROUP, INC.

	December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$415.9	$—	$415.0	$0.9
U.S. state and political subdivision bonds	209.1	—	207.4	1.7
Foreign government bonds	69.6	—	69.6	—
Corporate bonds	5,711.2	—	5,652.2	59.0
S&P 500 Index options	13.3	—	—	13.3

Total fixed maturity securities	$6,419.1	$—	$6,344.2	$74.9

Separate account assets	$4,787.4	$4,586.4	$201.0	$—
Liabilities:
Index-based interest guarantees	$48.5	$—	$—	$48.5

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Year ended December 31, 2011
	Assets					Liabilities
(In millions)	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
Beginning balance	$0.9	$1.7	$59.0	$13.3	$74.9	$(48.5)
Total realized/unrealized gains (losses):
Included in net income	—	—	—	(0.2)	(0.2)	(1.3)
Included in other comprehensive income (loss)	(0.2)	0.1	(1.9)	—	(2.0)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	9.6	9.6	—
Issuances	—	—	—	—	—	(1.8)
Sales	(0.2)	—	(2.1)	—	(2.3)	—
Settlements	—	—	—	(15.5)	(15.5)	2.1
Transfers into level 3	—	—	9.0	—	9.0	—
Transfers out of level 3	—	(0.4)	—	—	(0.4)	—

Ending balance	$0.5	$1.4	$64.0	$7.2	$73.1	$(49.5)

	Year ended December 31, 2010
	Assets					Liabilities
(In millions)	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
Beginning balance	$7.5	$1.7	$68.4	$8.6	$86.2	$(40.4)
Total realized/unrealized gains (losses):
Included in net income	—	—	(0.8)	8.4	7.6	(5.8)
Included in other comprehensive income (loss)	—	—	4.5	—	4.5	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	9.1	9.1	—
Issuances	—	—	—	—	—	(3.0)
Sales	—	—	(6.1)	—	(6.1)	—
Settlements	—	—	(5.2)	(12.8)	(18.0)	0.7
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(6.6)	—	(1.8)	—	(8.4)	—

Ending balance	$0.9	$1.7	$59.0	$13.3	$74.9	$(48.5)

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain pricing for these investments from an independent pricing service. Fixed maturity

2011 ANNUAL REPORT	99

Part II

securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain pricing for these investments from an independent pricing service. There were no significant transfers between Level 1 and Level 2 for 2011 and 2010.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Years ended December 31,
(In millions)	2011	2010
Assets:
S&P 500 Index options	$(2.5)	$8.4

Liabilities:
Index-based interest guarantees	$(4.6)	$(5.8)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded in other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded as interest credited. The interest credited amount for 2011 and 2010 included negative interest on policyholder funds of $1.9 million and $5.0 million due to changes in the Level 3 actuarial assumptions.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis during 2011 that the Company continued to hold:

	December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3
Commercial mortgage loans	$49.2	$—	$—	$49.2
Real estate owned	50.1	—	—	50.1
Total assets measured at fair value on a nonrecurring basis	$99.3	$—	$—	$99.3

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $75.8 million were written down to their fair value of $49.2 million, less selling costs, at December 31, 2011. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $26.6 million at December 31, 2011. The real estate owned measured on a nonrecurring basis during 2011 and still held at December 31, 2011 had capital losses totaling $3.5 million for the year. See “Note 10—Investments—Commercial Mortgage Loans” for further disclosures regarding the commercial mortgage loan loss allowance.

The following table sets forth the assets measured at fair value on a nonrecurring basis during 2010 that the Company continued to hold:

	December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Commercial mortgage loans	$43.9	$—	$—	$43.9
Real estate owned	108.5	—	—	108.5
Total assets measured at fair value on a nonrecurring basis	$152.4	$—	$—	$152.4

100	STANCORP FINANCIAL GROUP, INC.

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

10. INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	December 31, 2011
(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency bonds	$387.8	$64.3	$—	$452.1
U.S. state and political subdivision bonds	164.8	14.0	—	178.8
Foreign government bonds	61.7	10.4	—	72.1
Corporate bonds	5,588.4	491.8	20.9	6,059.3
S&P 500 Index options	7.2	—	—	7.2
Total fixed maturity securities	$6,209.9	$580.5	$20.9	$6,769.5

	December 31, 2010
(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency bonds	$374.4	$41.5	$—	$415.9
U.S. state and political subdivision bonds	203.3	8.0	2.2	209.1
Foreign government bonds	63.2	6.5	0.1	69.6
Corporate bonds	5,368.8	359.8	17.4	5,711.2
S&P 500 Index options	13.3	—	—	13.3
Total fixed maturity securities	$6,023.0	$415.8	$19.7	$6,419.1

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	December 31, 2011		December 31, 2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$632.7	$645.0	$591.0	$600.9
Due after one year through five years	2,534.6	2,693.6	2,563.9	2,735.0
Due after five years through ten years	2,173.9	2,392.5	1,926.3	2,078.5
Due after ten years	868.7	1,038.4	941.8	1,004.7

Total fixed maturity securities	$6,209.9	$6,769.5	$6,023.0	$6,419.1

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds without make-whole provisions represented 6.4%, or $430.3 million, of the Company’s fixed maturity securities portfolio at December 31, 2011. At December 31, 2011, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio. At December 31, 2011, the Company’s foreign government bonds category did not have any direct exposure to Euro zone government issued debt.

2011 ANNUAL REPORT	101

Part II

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At December 31, 2011, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	December 31, 2011		December 31, 2010
(Dollars in millions)	Amount	Percent	Amount	Percent
Property type:
Retail	$2,457.8	50.1%	$2,186.4	48.4%
Office	911.1	18.6	855.2	18.9
Industrial	900.4	18.4	829.0	18.4
Hotel/motel	241.9	4.9	301.8	6.7
Commercial	187.1	3.8	179.5	4.0
Apartment and other	204.0	4.2	161.7	3.6

Total commercial mortgage loans	$4,902.3	100.0%	$4,513.6	100.0%

Geographic region:
Pacific	$1,699.3	34.7%	$1,558.5	34.5%
South Atlantic	953.8	19.5	838.9	18.6
West South Central	605.3	12.3	547.2	12.1
Mountain	585.8	11.9	541.1	12.0
East North Central	393.4	8.0	350.4	7.8
Middle Atlantic	243.8	5.0	257.1	5.7
West North Central	184.8	3.8	165.5	3.7
East South Central	129.9	2.6	129.0	2.8
New England	106.2	2.2	125.9	2.8

Total commercial mortgage loans	$4,902.3	100.0%	$4,513.6	100.0%

U.S. state:
California	$1,332.0	27.2%	$1,236.1	27.4%
Texas	550.8	11.2	495.8	11.0
Florida	305.3	6.2	240.2	5.3
Georgia	270.1	5.5	268.3	5.9
Other states	2,444.1	49.9	2,273.2	50.4

Total commercial mortgage loans	$4,902.3	100.0%	$4,513.6	100.0%

Through its concentration of commercial mortgage loans in California, the Company is exposed to potential losses from an economic downturn in California as well as certain catastrophes, such as earthquakes and fires that may affect certain areas of the western region. Borrowers are required to maintain fire insurance coverage to provide reimbursement for any losses due to fire. Management diversifies the commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of the California-based commercial mortgage loans has been substantially below the industry average and consistent with the Company’s experience in other states. The Company does not require earthquake insurance for the properties when it underwrites new loans. However, management does consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. The Company does not expect a catastrophe or earthquake damage in the western region to have a material adverse effect on its business, financial position, results of operations or cash flows. Currently, the Company’s California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. There is a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. Due to the concentration of commercial mortgage loans in California, a continued economic decline in California could have a material effect on the Company’s business, financial position, results of operations or cash flows.

102	STANCORP FINANCIAL GROUP, INC.

The carrying value of commercial mortgage loans represents the outstanding principal balance less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general and a specific loan loss allowance.

Impairment Evaluation

The Company continuously monitors its commercial mortgage loan portfolio for potential nonperformance by evaluating the portfolio and individual loans. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for the Company’s commercial mortgage loan impairment evaluation.

General Loan Loss Allowance

The general loan loss allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, debt coverage ratios, loan to value ratios, actual loan loss experience and individual loan analysis.

Specific Loan Loss Allowance

An impaired commercial mortgage loan is a loan where the Company does not expect to receive contractual principal and interested in accordance with the terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. The Company also holds specific loan loss allowances on certain performing commercial mortgage loans that it continues to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which the Company has determined that it remains probable that all amounts due will be collected although the timing or nature is, or is likely to be outside the original contractual terms. In addition, for impaired commercial mortgage loans, the Company evaluates the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur and other quantitative information management has concerning the loan. Portions of loans that are deemed uncollectible are written off against the allowance, and recoveries, if any, are credited to the allowance.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,
(In millions)	2011	2010
Commercial mortgage loan loss allowance:
Beginning balance	$36.1	$19.6
Provision	32.7	48.1
Charge-offs, net	(20.7)	(31.6)

Ending balance	$48.1	$36.1

Specific loan loss allowance	$26.6	$20.4
General loan loss allowance	21.5	15.7

Total commercial mortgage loan loss allowance	$48.1	$36.1

The smaller increase in the provision for the commercial mortgage loan loss allowance in 2011 compared to 2010 was primarily due to a prior year provision related to a single borrower, which is no longer in the commercial mortgage loan portfolio. The lower charge-offs for the 2011 compared to 2010 was primarily related to the prior year acceptance of deeds in lieu of foreclosure associated with a single borrower in the second quarter of 2010, which did not recur in 2011.

The following table sets forth the recorded investment in commercial mortgage loans:

	December 31,
(In millions)	2011	2010
Commercial mortgage loans collectively evaluated for impairment	$4,845.7	$4,467.4
Commercial mortgage loans individually evaluated for impairment	104.7	82.3
Commercial mortgage loan loss allowance	(48.1)	(36.1)

Total commercial mortgage loans	$4,902.3	$4,513.6

2011 ANNUAL REPORT	103

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	December 31, 2011
(In millions)	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total
Performing commercial mortgage loans	$2,442.3	$898.4	$895.2	$241.9	$182.0	$201.3	$4,861.1
Nonperforming commercial mortgage loans	15.5	12.7	5.2	—	5.1	2.7	41.2

Total commercial mortgage loans	$2,457.8	$911.1	$900.4	$241.9	$187.1	$204.0	$4,902.3

	December 31, 2010
(In millions)	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total
Performing commercial mortgage loans	$2,175.3	$847.8	$817.7	$301.8	$174.8	$161.2	$4,478.6
Nonperforming commercial mortgage loans	11.1	7.4	11.3	—	4.7	0.5	35.0

Total commercial mortgage loans	$2,186.4	$855.2	$829.0	$301.8	$179.5	$161.7	$4,513.6

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31, 2011
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$8.6	$8.6	$—	$2.1
Office	5.8	5.8	—	4.3
Industrial	5.8	5.8	—	0.9
Hotel/motel	5.9	5.9	—	—
Apartment and other	2.8	2.8	—	1.1

Total impaired commercial mortgage loans without specific loan loss allowances	28.9	28.9	—	8.4

With specific loan loss allowances:
Retail	31.7	31.7	10.7	10.2
Office	18.3	18.3	5.2	10.1
Industrial	11.5	11.5	5.0	7.5
Commercial	11.1	11.1	5.3	11.1
Apartment and other	3.2	3.2	0.4	1.9

Total impaired commercial mortgage loans with specific loan loss allowances	75.8	75.8	26.6	40.8

Total impaired commercial mortgage loans	$104.7	$104.7	$26.6	$49.2

104	STANCORP FINANCIAL GROUP, INC.

	December 31, 2010
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$6.8	$6.8	$—	$0.4
Office	2.3	2.3	—	1.1
Industrial	3.0	3.0	—	3.0
Hotel/motel	5.9	5.9	—	5.9

Total impaired commercial mortgage loans without specific loan loss allowances	18.0	18.0	—	10.4

With specific loan loss allowances:
Retail	34.4	34.4	10.4	21.5
Office	11.2	11.2	2.5	6.9
Industrial	10.8	10.8	4.6	10.8
Commercial	7.4	7.4	2.8	6.5
Apartment and other	0.5	0.5	0.1	0.2

Total impaired commercial mortgage loans with specific loan loss allowances	64.3	64.3	20.4	45.9

Total impaired commercial mortgage loans	$82.3	$82.3	$20.4	$56.3

The increase in the impaired commercial mortgage loans at December 31, 2011 compared to December 31, 2010 was primarily due to an increase in restructured commercial mortgage loans. As of December 31, 2011 and December 31, 2010 the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for the policies regarding interest income for delinquent commercial mortgage loans.

As a result of adopting the amendments in ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. The Company did not identify any troubled debt restructurings that were not already considered impaired and there were no troubled debt restructurings that subsequently defaulted during the period.

The following table sets forth information related to the troubled debt restructurings of financing receivables:

	Year ended December 31, 2011
(In millions)	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
Troubled debt restructurings:
Retail	6	$4.5	$4.0
Office	3	2.4	2.4
Industrial	4	2.9	3.0
Apartment and other	7	2.4	2.4

Total troubled debt restructurings	20	$12.2	$11.8

A restructuring is considered to be a troubled debt restructuring when the debtor is experiencing financial difficulties and the restructured terms constitute a concession. The Company evaluates all restructured commercial mortgage loans for indications of troubled debt restructurings and the potential losses related to these restructurings. If a loan is considered a troubled debt restructuring, the Company impairs the loan and records a specific allowance for estimated losses. In some cases, the recorded investment in the loan may increase post-restructuring.

2011 ANNUAL REPORT	105

Part II

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Years ended December 31,
(In millions)	2011	2010	2009
Average recorded investment	$92.3	$76.4	$17.5

The amount of interest income recognized on impaired commercial mortgage loans was $3.8 million, $2.8 million, and $0.1 million for 2011, 2010 and 2009 respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $3.1 million, $3.3 million and $0.1 million for 2011, 2010 and 2009, respectively. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

The following tables set forth the aging of commercial mortgage loans by property type:

	December 31, 2011
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current	Total Commercial Mortgage Loans
Commercial mortgage loans:
Retail	$3.1	$7.1	$3.0	$13.2	$(1.3)	$2,445.9	$2,457.8
Office	0.8	1.5	1.6	3.9	(0.4)	907.6	911.1
Industrial	1.4	0.4	2.3	4.1	(0.7)	897.0	900.4
Hotel/motel	—	—	—	—	—	241.9	241.9
Commercial	—	—	1.2	1.2	(0.8)	186.7	187.1
Apartment and other	0.2	—	—	0.2	—	203.8	204.0

Total commercial mortgage loans	$5.5	$9.0	$8.1	$22.6	$(3.2)	$4,882.9	$4,902.3

	December 31, 2010
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current	Total Commercial Mortgage Loans
Commercial mortgage loans:
Retail	$7.2	$—	$5.5	$12.7	$(1.9)	$2,175.6	$2,186.4
Office	5.0	1.5	3.2	9.7	(1.0)	846.5	855.2
Industrial	4.8	2.1	5.5	12.4	(0.9)	817.5	829.0
Hotel/motel	—	—	—	—	—	301.8	301.8
Commercial	—	—	1.2	1.2	(0.6)	178.9	179.5
Apartment and other	0.9	0.4	0.2	1.5	(0.1)	160.3	161.7

Total commercial mortgage loans	$17.9	$4.0	$15.6	$37.5	$(4.5)	$4,480.6	$4,513.6

The Company closely monitors all past due commercial mortgage loans; additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $17.1 million and $19.6 million at December 31, 2011 and 2010, respectively. The Company’s current level of past due commercial mortgage loans is higher than its historical levels due to the current macroeconomic challenges. Overall, loans that were at least 60 days past due were 0.34% of the commercial mortgage loan portfolio at December 31, 2011, compared to 0.43% at December 31, 2010.

106	STANCORP FINANCIAL GROUP, INC.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2011
	Total		Less than 12 months		12 or more months
(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
Corporate bonds	360	$20.9	334	$17.4	26	$3.5

Total	360	$20.9	334	$17.4	26	$3.5

Fair market value of securities with unrealized losses:
Corporate bonds	360	$425.3	334	$398.0	26	$27.3

Total	360	$425.3	334	$398.0	26	$27.3

	December 31, 2010
	Total		Less than 12 months		12 or more months
(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
U.S. state and political subdivision bonds	37	$2.2	33	$2.0	4	$0.2
Foreign government bonds	2	0.1	2	0.1	—	—
Corporate bonds	433	17.4	347	14.9	86	2.5

Total	472	$19.7	382	$17.0	90	$2.7

Fair market value of securities with unrealized losses:
U.S. state and political subdivision bonds	37	$51.7	33	$46.7	4	$5.0
Foreign government bonds	2	1.9	2	1.9	—	—
Corporate bonds	433	487.5	347	448.9	86	38.6

Total	472	$541.1	382	$497.5	90	$43.6

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

2011 ANNUAL REPORT	107

Part II

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Years ended December 31,
(In millions)	2011	2010	2009
Fixed maturity securities:
Bonds	$323.6	$322.8	$314.1
S&P 500 Index options	(0.2)	8.4	4.7

Total fixed maturity securities	323.4	331.2	318.8
Commercial mortgage loans	310.2	285.0	274.3
Real estate	(0.4)	2.5	5.8
Other	1.4	4.3	6.4

Gross investment income	634.6	623.0	605.3
Investment expenses	(21.8)	(20.5)	(18.8)

Net investment income	$612.8	$602.5	$586.5

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Years ended December 31,
(In millions)	2011	2010	2009
Gains:
Fixed maturity securities	$11.5	$18.0	$29.6
Commercial mortgage loans	0.9	1.2	1.1
Real estate investments	35.2	9.6	—
Real estate owned	1.1	0.5	—

Gross capital gains	48.7	29.3	30.7

Losses:
Fixed maturity securities	(2.4)	(2.6)	(35.0)
Provision for commercial mortgage loan losses	(32.7)	(48.1)	(21.4)
Real estate investments	(0.5)	—	(0.4)
Real estate owned	(17.6)	(23.4)	—
Other	(2.4)	(6.8)	(0.8)

Gross capital losses	(55.6)	(80.9)	(57.6)

Net capital losses	$(6.9)	$(51.6)	$(26.9)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.7 million and $6.6 million at December 31, 2011 and 2010, respectively.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company sells indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited. The liability represents an estimate of the cost of the options to be purchased in the future to manage the risk related to the index-based interest guarantees. The liability for indexed based interest guarantees is the present value of future cash flows attributable to the projected index growth that are in excess of cash

108	STANCORP FINANCIAL GROUP, INC.

flows attributable to fixed interest rates guarantees. The excess cash flows are discounted back to the date of the balance sheet using current market indicators for future interest rates and option costs. Cash flows depend on actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based interest guarantees.

The Company purchases S&P 500 Index options for its interest crediting strategy used in its indexed annuity product. The S&P 500 Index options are purchased from investment banks and are selected in a manner that supports the amount of interest that is expected to be credited in the current year to annuity policyholder accounts that are dependent on the performance of the S&P 500 Index. The purchase of S&P 500 Index options is a pivotal part of the Company’s risk management strategy for indexed annuity products. The S&P 500 Index options are exclusively used for risk management. While valuations of the S&P 500 Index options are sensitive to a number of variables, valuations for S&P 500 Index options purchased are most sensitive to changes in the S&P 500 Index value and the implied volatilities of this index. The Company generally purchases fewer than five S&P 500 Index option contract per month, which all have an expiry date of one year from the date of purchase.

The notional amount of the Company’s S&P 500 Index options at December 31, 2011 and 2010 was $303.1 million and $303.8 million, respectively. Option premiums paid for the Company’s S&P 500 Index option contracts were $9.6 million and $9.1 million for 2011 and 2010, respectively. The Company received $15.5 million and $12.8 million for options exercised in 2011 and 2010, respectively.

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

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	December 31,
(In millions)	2011	2010
Assets:
Fixed maturity securities:
S&P 500 Index options	$7.2	$13.3
Liabilities:
Other policyholder funds:
Index-based interest guarantees	$49.5	$48.5

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	Years ended December 31,
(In millions)	2011	2010	2009
Net investment income:
S&P 500 Index options	$(0.2)	$8.4	$4.7
Interest credited:
Index-based interest guarantees	(1.3)	(5.8)	0.4

Net (loss) gain	$(1.5)	$2.6	$5.1

Fluctuations in the fair value of the S&P 500 Index options related to the volatility of the S&P 500 Index decreased net investment income for 2011 and increased net investment income for 2010 and 2009. Fluctuations in the fair value of the index-based interest guarantees related to the volatility of the S&P 500 Index and the Company’s annual update of the key assumptions used to value the index-based interest guarantees, a process known as “unlocking,” increased interest credited for 2011 and 2010 and decreased interest credited for 2009. The combined changes in the fair value of the S&P Index options and the index-based interest guarantees resulted in a net loss for 2011 and net gains for 2010 and 2009.

2011 ANNUAL REPORT	109

Part II

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of approximately 13.2% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price within the Company’s index option contracts less the floor price, multiplied by the notional amount of the contracts.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	December 31, 2011
(In millions)	Assets at Fair Value	Maximum Credit Risk
Counterparty:
Merrill Lynch International	$2.5	$8.0
The Bank of New York Mellon	4.1	10.3
Goldman Sachs	0.6	1.4

Total	$7.2	$19.7

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

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs. The Company estimates implementing this ASU will increase pretax expenses approximately $3 to $4 million annually with a cumulative effect adjustment of approximately $20 to $25 million in the initial year of adoption. The Company will adopt this guidance on a retrospective basis in the first quarter of 2012. See “Note 1—Summary of Significant Accounting Policies—Accounting Pronouncements.”

110	STANCORP FINANCIAL GROUP, INC.

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Years ended December 31,
(In millions)	2011	2010	2009
Carrying value at beginning of period:
DAC	$277.0	$252.6	$249.2
VOBA	28.4	30.4	31.1
Other intangible assets	51.7	55.8	54.2

Total balance at beginning of period	357.1	338.8	334.5

Deferred or acquired:
DAC	98.8	92.9	93.9
Other intangible assets	—	1.7	6.3

Total deferred or acquired	98.8	94.6	100.2

Amortized during period:
DAC	(70.8)	(68.5)	(90.5)
VOBA	(2.0)	(2.0)	(0.7)
Other intangible assets	(7.6)	(5.8)	(4.7)

Total amortized during period	(80.4)	(76.3)	(95.9)

Carrying value at end of period, net:
DAC	305.0	277.0	252.6
VOBA	26.4	28.4	30.4
Other intangible assets	44.1	51.7	55.8

Total carrying value at end of period	$375.5	$357.1	$338.8

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2011		December 31, 2010
(Dollars in millions)	Amount	Percent	Amount	Percent
DAC	$67.6	22.2%	$63.6	23.0%
VOBA	7.1	26.9	7.5	26.4

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended December 31,
(In millions)	2011	2010
Decrease to DAC and VOBA	$(0.9)	$(0.5)

2011 ANNUAL REPORT	111

Part II

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The accumulated amortization of VOBA was $62.4 million and $60.4 million at December 31, 2011 and 2010, respectively. The accumulated amortization of other intangible assets was $30.6 million and $23.0 million at December 31, 2011 and 2010, respectively. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion on the amortization policies for VOBA and other intangible assets.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for each of the next five years:

(In millions)	Amount
2012	$9.2
2013	8.3
2014	8.2
2015	8.3
2016	6.2

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

The following table sets forth the change in the liability for unpaid claims and claim adjustment expenses:

	Years ended December 31,
(In millions)	2011	2010	2009
Net balance at beginning of the year:
Balance at beginning of the year, gross of reinsurance	$3,716.3	$3,651.3	$3,609.7
Less: reinsurance recoverable	(110.5)	(106.9)	(114.9)

Net balance at beginning of the year	3,605.8	3,544.4	3,494.8

Incurred related to:
Current year	1,077.1	1,010.3	1,020.5
Prior year’s interest	175.9	176.1	174.8
Prior years	(46.5)	(116.3)	(151.2)

Total incurred	1,206.5	1,070.1	1,044.1

Paid related to:
Current year	(347.1)	(323.3)	(315.6)
Prior year	(725.5)	(685.4)	(678.9)

Total paid	(1,072.6)	(1,008.7)	(994.5)

Net balance at end of the year	3,739.7	3,605.8	3,544.4
Plus: reinsurance recoverable	117.3	110.5	106.9

Balance at end of the year, gross of reinsurance	$3,857.0	$3,716.3	$3,651.3

Classified as future policy benefits and claims, but excluded from the table above are amounts recorded for group and individual life reserves, group and individual annuity reserves, and individual disability active life reserves.

112	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the reconciliation of amounts above to future policy benefits and claims as presented on the consolidated balance sheets:

	Years ended December 31,
(In millions)	2011	2010	2009
Future policy benefits and claims	$5,683.6	$5,502.3	$5,368.7
Less: Group life reserves	(765.4)	(750.5)	(735.7)
Less: Individual life reserves	(597.2)	(595.8)	(589.3)
Less: Group and individual annuity reserves	(244.2)	(235.0)	(201.5)
Less: Individual disability active life reserves	(219.8)	(204.7)	(190.9)

Liability for unpaid claims and claim adjustment expenses	$3,857.0	$3,716.3	$3,651.3

The majority of the net liability balances are related to long term disability claims on which interest earned on assets backing the reserves is a key component of reserving and pricing. The year-to-year development of incurred claims related to prior years is therefore broken out into an interest portion and remaining incurred portion.

The changes in amounts incurred related to prior years are not the result of a significant change in an underlying assumption or method used to determine the estimate. Instead the Company expects these amounts to change over time as a result of the growth in the size of the Company’s in force insurance business and the actual claims experience with respect to that business during the time periods captured for claims with an incurred date in years prior to the year of valuation. Interest is also a key component in the year-to-year development of the reserves and therefore the positive changes in amounts incurred related to prior years should not be taken as an indicator of the adequacy or inadequacy of the reserves held. In each of the years captured, there was a decrease in incurred amounts associated with prior years after the effect of interest is taken into account, indicating that in spite of the increase in long term disability claims incidence in 2011, claim experience was favorable when compared to the assumptions used to establish the associated reserves. However, significant changes to assumptions regarding unpaid claims and claims adjustment expenses for prior periods in the group long term disability reserves were not made in 2011, 2010 and 2009 primarily due to the long-term nature of this product and the materiality of other factors including the potential impact of the economic uncertainty in 2011, 2010 and 2009. The Company carefully monitors trends in reserve assumptions and when these trends become credible and are expected to persist, the Company incorporates these factors into its reserves to ensure best estimates are established.

The following table sets forth the composition of other policyholder funds:

	Years ended December 31,
(In millions)	2011	2010
Employer-sponsored defined contribution and benefit plans funds	$1,619.7	$1,526.4
Individual fixed-rate annuity funds	2,248.4	1,978.2
Indexed annuity funds	386.9	395.1
Other	823.1	728.1

Total other policyholder funds	$5,078.1	$4,627.8

The primary components of other policyholder funds are employer-sponsored defined contribution and benefit plan funds, individual fixed-rate annuity funds and indexed annuity funds. The remaining balance is comprised primarily of premiums on deposits, advanced premiums and experience related liabilities.

14. REINSURANCE

The Company manages insurance risk through the following practices:

•	Sound product design and underwriting.
•	Effective claims management.
•	Disciplined pricing.
•	Distribution expertise.
•	Broad diversification of risk by customer geography, industry, size and occupation.
•	Maintenance of a strong financial position.
•	Maintenance of reinsurance and risk pool arrangements.
•	Sufficient alignment of assets and liabilities to meet financial obligations.

2011 ANNUAL REPORT	113

Part II

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

Standard maintains a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2011, the agreement provided for 24.2% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2011, was $230.6 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for approximately 3.0% of the Company’s total premiums for each of the three years 2011, 2010 and 2009. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

In the fourth quarter of 2011, Standard entered into a Yearly Renewable Term (“YRT”) reinsurance agreement, with Canada Life Assurance Company to cede a share of the Company’s group life insurance risk in order to reduce its losses and provide relief in the event of a catastrophe.

The Company also maintains reinsurance coverage for certain catastrophe losses related to group life and AD&D with partial coverage of nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and its participation in a catastrophe reinsurance pool discussed below, the Company has coverage of up to $480.6 million per event.

The Company is part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses from group life and AD&D over 23 participating members. The annual fee paid by the Company in 2011 to participate in the pool was less than $30,000. As a member of the pool, the Company is exposed to maximum potential losses experienced by other participating members of up to $111.0 million for a single event for losses submitted by a single company and a maximum of $277.9 million for a single event for losses submitted by multiple companies. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of the Company’s group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

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

114	STANCORP FINANCIAL GROUP, INC.

The following table sets forth reinsurance information:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2011:
Life insurance in force	$350,623.1	$55,126.0	$71.7	$295,568.8	—%
Premiums:
Life insurance and annuities	$942.3	$52.2	$—	$890.1	—
Accident and health insurance	1,241.8	76.1	97.5	1,263.2	7.7

Total premiums	$2,184.1	$128.3	$97.5	$2,153.3	4.5

2010:
Life insurance in force	$333,211.1	$6,301.3	$84.8	$326,994.6	—%
Premiums:
Life insurance and annuities	$920.9	$54.1	$0.1	$866.9	—
Accident and health insurance	1,198.4	72.9	105.3	1,230.8	8.6

Total premiums	$2,119.3	$127.0	$105.4	$2,097.7	5.0

2009:
Life insurance in force	$305,500.1	$6,012.6	$91.1	$299,578.6	—%
Premiums:
Life insurance and annuities	$900.5	$56.3	$0.1	$844.3	—
Accident and health insurance	1,196.4	47.9	109.1	1,257.6	8.7

Total premiums	$2,096.9	$104.2	$109.2	$2,101.9	5.2

Recoveries recognized under reinsurance agreements were $75.9 million, $71.9 million and $75.2 million for 2011, 2010 and 2009, respectively. Amounts recoverable from reinsurers were $949.3 million and $938.3 million at December 31, 2011 and 2010, respectively. Of these amounts, $788.1 million and $786.6 million for 2011 and 2010, respectively, were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. See “Note 15—Reinsurance of Blocks of Business.”

15. REINSURANCE OF BLOCKS OF BUSINESS

Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2011, was $282.8 million. Approximately $60.0 million in VOBA was recorded related to the reinsurance agreement.

Effective October 1, 2000, Standard assumed, through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2011, was $579.6 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The national marketing agreement remains in effect through 2012.

2011 ANNUAL REPORT	115

Part II

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

In the fourth quarter of 2011, Standard entered into a YRT reinsurance agreement, with Canada Life Assurance Company to cede a share of the Company’s group life insurance risk in order to reduce its losses and provide relief in the event of a catastrophe.

16. INSURANCE INFORMATION

The following table sets forth insurance information:

(In millions)	DAC(1)	Future Policy Benefits and Claims	Other Policyholder Funds	Premium Revenues	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of DAC	Other Operating Expenses(2)
2011:
Insurance Services	$237.4	$5,439.4	$579.3	$2,145.3	$341.3	$1,755.5	$55.4	$539.9
Asset Management	67.6	244.2	4,498.8	8.0	262.7	176.7	17.1	151.3

Total	$305.0	$5,683.6	$5,078.1	$2,153.3	$604.0	$1,932.2	$72.5	$691.2
2010:
Insurance Services	$213.5	$5,267.3	$569.2	$2,056.2	$338.9	$1,571.2	$51.2	$519.7
Asset Management	63.5	235.0	4,058.6	41.5	251.0	207.0	12.4	150.2

Total	$277.0	$5,502.3	$4,627.8	$2,097.7	$589.9	$1,778.2	$63.6	$669.9
2009:
Insurance Services	$188.6	$5,167.2	$591.3	$2,067.2	$335.1	$1,535.0	$53.8	$519.3
Asset Management	64.0	201.5	3,745.8	34.7	234.0	186.3	16.1	159.2

Total	$252.6	$5,368.7	$4,337.1	$2,101.9	$569.1	$1,721.3	$69.9	$678.5

(1)	See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” And “Note 12—DAC, VOBA and Other Intangible Assets.”
(2)	Other operating expenses include operating expenses, commissions and bonuses, premium taxes, interest expense and the net increase in DAC, VOBA and other intangible assets.

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

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices that differ from GAAP are:

•	Bonds and commercial mortgage loans are reported principally at adjusted carrying value and amortized cost, respectively.
•	Asset valuation and the interest maintenance reserves are provided as prescribed by the NAIC.
•	Certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables are not recognized as assets, resulting in a charge to statutory surplus.
•	Annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received.
•	Reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates.

116	STANCORP FINANCIAL GROUP, INC.

•	Commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred.
•	Initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods.
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

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled. During 2011 and 2010, Standard made distributions to StanCorp totaling $87.8 million and $244.0 million, respectively.

State insurance departments require insurance enterprises to adhere to minimum Risk-based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2011 and 2010, the insurance subsidiaries’ capital levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The Authorized Control Level RBC was $198.8 million and $200.0 million at December 31, 2011 and 2010, respectively.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP equity:

	December 31,
(In millions)	2011	2010
Statutory capital and surplus	$1,193.1	$1,226.8

Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	285.4	251.6
DAC, VOBA and other intangible assets	346.4	321.9
Deferred tax liabilities	(233.4)	(211.4)
Asset valuation reserve	107.2	95.6
Valuation of investments	368.7	264.7
Interest maintenance reserve	19.8	12.6
Equity of StanCorp and its non-insurance subsidiaries	(206.9)	(150.9)
Non-admitted assets	266.6	216.6
Prepaid pension cost	(89.6)	(40.8)
Accrued retirement and defined benefit plans	(35.1)	(46.9)
Capital lease obligations	(2.1)	(3.2)
Special surplus in accordance with SSAP No. 10R	8.6	(11.4)
Other, net	(18.2)	(13.1)

GAAP equity	$2,010.5	$1,912.1

2011 ANNUAL REPORT	117

Part II

The following table reconciles statutory gain from operations based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP net income:

	Years ended December 31,
(In millions)	2011	2010	2009
Statutory gain from operations	$125.8	$195.5	$224.5
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	48.0	11.6	(2.1)
DAC and VOBA, net of amortization	22.8	26.6	23.2
Deferred income taxes	(43.1)	4.6	13.2
Current income taxes	24.7	1.3	(4.6)
Earnings of StanCorp and its non-insurance subsidiaries	(18.9)	(45.3)	(27.5)
Reinsurance ceding commission	(15.2)	(16.1)	(13.9)
Reserve increase due to change in valuation basis	—	—	(8.1)
Deferred capital gains (interest maintenance reserve)	7.2	11.6	4.1
Other, net	(12.0)	(0.8)	0.1

GAAP net income	$139.3	$189.0	$208.9

18. LONG-TERM DEBT

The Company has $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October. Given the maturity date of the Senior Notes, they have been classified as short-term debt as of December 31, 2011.

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

The following table sets forth the Company’s long-term debt:

	December 31,
(In millions)	2011	2010
Long-term debt:
Senior notes	$—	$250.0
Subordinated debt	300.0	300.0
Other long-term borrowings	0.9	1.9

Total long-term debt	$300.9	$551.9

19. COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2011. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

118	STANCORP FINANCIAL GROUP, INC.

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

Under the agreement, StanCorp is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s ratio of total debt to total capitalization and includes interest based on a Eurodollar margin, plus facility and utilization fees. At December 31, 2011, StanCorp was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Operating Lease Commitments

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2020. Most of these leases have renewal options for periods ranging from one to twelve years.

The following table sets forth future minimum payments under the leases:

(In millions)
2012	$10.4
2013	7.9
2014	3.6
2015	2.5
2016	2.2
Thereafter	2.9

Total rent expense was $16.4 million, $14.5 million and $23.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth the minimum future rental receivables on non-cancelable leases of retail and office space with initial terms of one year or more:

(In millions)
2012	$8.3
2013	7.3
2014	5.7
2015	5.3
2016	3.4
Thereafter	5.2

Other Financing Obligations

The Company’s financing obligations include long-term debt and capital lease payment obligations as well as commitments to fund commercial mortgage loans.

The Company’s debt obligations consisted primarily of the $250 million 6.875% Senior Notes and the $300 million 6.90% Subordinated Debt. See “Note 18—Long-Term Debt” for additional information.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2011, the Company had outstanding commitments to fund commercial mortgage loans totaling $105.0 million, with fixed interest rates ranging from 5.125% to 6.375%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

2011 ANNUAL REPORT	119

Part II

20. SEVERANCE, LEASE TERMINATIONS AND TRANSITION COSTS

During 2011, the Company identified opportunities to improve information technology service efficiencies and incurred $9.7 million in severance and other transitional costs related to restructuring. In addition, the Company also incurred $1.3 million in severance and lease termination costs associated with the restructuring of a non-core service function. Costs associated with these project initiatives were completed in 2011. Of the $11.0 million expensed, $9.7 million resulted in cash expenditures during 2011. These costs were included in the Other category. See “Note 5—Segments.”

The following table sets forth the expenses incurred for 2011 by major category:

(In millions)	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Ending Accrued Liability
Severance	$—	$4.1	$3.1	$1.0
Lease terminations	0.7	1.7	1.4	1.0
Transition and other restructuring costs	—	5.2	5.2	—

	$0.7	$11.0	$9.7	$2.0

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter:

	2011
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$542.7	$539.8	$537.0	$533.8
Administrative fees	28.1	28.5	29.5	29.4
Net investment income	155.9	147.3	152.6	157.0
Net capital gains (losses)	1.0	7.7	(13.1)	(2.5)

Total revenues	727.7	723.3	706.0	717.7
Benefits to policyholders	446.5	432.2	452.4	440.1
Net income	39.3	47.5	18.8	33.7
Net income per common share:
Basic	$0.89	$1.07	$0.42	$0.73
Diluted	0.89	1.07	0.42	0.73

	2010
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$524.5	$532.8	$532.9	$507.5
Administrative fees	29.8	29.1	29.3	28.3
Net investment income	158.0	152.7	141.9	149.9
Net capital losses	(2.1)	(29.6)	(12.9)	(7.0)

Total revenues	710.2	685.0	691.2	678.7
Benefits to policyholders	412.1	400.9	424.4	382.4
Net income	52.0	46.2	41.1	49.7
Net income per common share:
Basic	$1.13	$0.99	$0.87	$1.05
Diluted	1.12	0.99	0.87	1.04

Item 9.	Changes in and Disagreements With Accountant on Accounting and Financial Disclosure

None.

120	STANCORP FINANCIAL GROUP, INC.

Item 9A.	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. (the “Company”) has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(c) and 15d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2011, and designed to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In 2011, as part of an ongoing effort to reduce costs and improve capabilities, the Company initiated a project to outsource certain information technology functions. The Company transitioned work to the outside service provider in the fourth quarter of 2011. The outsourcing of certain information technology functions was not in response to any identified deficiency or weakness in our internal control over financial reporting. The outsourcing initiative is part of an ongoing effort to reduce long-term costs and improve overall capabilities, but in the short-term may increase our control risk as we complete the transition.

Management’s annual report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Company management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Attestation report of the registered public accounting firm

2011 ANNUAL REPORT	121

Part II

To the Board of Directors and Stockholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the internal control over financial reporting of StanCorp Financial Group, Inc., and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

February 24, 2012

122	STANCORP FINANCIAL GROUP, INC.

Item 9B.	Other Information

On November 15, 2011, the Board of Directors approved a proposal to amend the 1999 Employee Share Purchase Plan, changing the timing of the offering periods. No other changes have been made to the existing 1999 Employee Share Purchase Plan. A copy of the agreement is attached hereto and filed herewith as Exhibit 10.3.

On February 14, 2012, the Board of Directors approved a revised form of the Corporate Governance Guidelines, as amended. A copy of the form is attached hereto and filed herewith as Exhibit 99.1.

2011 ANNUAL REPORT	123

Part II

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 relating to directors of StanCorp Financial Group, Inc. (the “Company”) is set forth under the caption “Election of Directors” in the 2012 Proxy Statement and is incorporated herein by reference.

For information on the executive officers of the registrant, see Part I, Item 4A, “Executive Officers of the Registrant.”

Information relating to beneficial ownership reporting compliance by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement, and is incorporated herein by reference.

The Company has codes of business ethics for all directors, senior executive officers, including the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Vice President and Controller of StanCorp (its principal executive officer, principal financial officer and principal accounting officer, respectively), and employees of the Company. The codes of business ethics are available on the Company’s investor website located at www.stancorpfinancial.com. A copy of the codes of business ethics will be provided without charge to any person who requests them by writing or telephoning the Company’s Shareholder Services Department, StanCorp Financial Group, Inc., 1100 SW Sixth Avenue, Portland, OR 97204, (800) 378-8360. The Company will disclose on its investor website any amendments to or waivers from its codes of business ethics applicable to directors or executive officers of StanCorp, including the Chairman, President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Vice President and Controller in accordance with all applicable laws and regulations.

AUDIT COMMITTEE

StanCorp has a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. Information regarding the members of the Audit Committee is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

Information required by Item 10 regarding the Audit Committee Financial Expert is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by Item 11 regarding executive compensation and related matters is reported under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Report of the Organization & Compensation Committee” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 regarding security ownership of certain beneficial owners and management is reported under the caption “Security Ownership of Certain Beneficial Owners” and “Share Ownership of Directors and Officers” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

124	STANCORP FINANCIAL GROUP, INC.

Part III

EQUITY COMPENSATION PLANS

The Company has two active equity compensation plans, both of which have been approved by shareholders. These are the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”).

The following table sets forth the shares to be issued subject to outstanding options and the shares otherwise available for issue under these plans as of December 31, 2011:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,981,833	$40.84	1,424,843
Equity compensation plans not approved by security holders	—	—	—

As of December 31, 2011, there were 158,608 shares available for issuance under the ESPP and there were 1,266,235 shares available to be issued as options or stock awards under the 2002 Plan. Of the shares available for issuance under the 2002 Plan, only 740,194 shares could be issued as stock awards. Shares issuable under performance share awards are not included in calculating the weighted-average price of outstanding options, warrants and rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 regarding certain relationships and related transactions, and director independence is reported under the captions “Corporate Governance—Director Independence” and “Transactions with Related Parties” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

Item 14.	Principle Accountant Fees and Services

Information required by Item 14 regarding principal accounting fees and services is reported under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

2011 ANNUAL REPORT	125

Part III

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index of documents filed as part of the report:
1.	The following Consolidated Financial Statements of StanCorp are included in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	The following Financial Statement Schedules of StanCorp are included in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Condensed Financial Information of Registrant

Valuation and Qualifying Accounts

Summary of Investments—Other Than Investments in Affiliates

Supplementary Insurance Information

Reinsurance

3.	Exhibits Index

Number	Name
3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended
3.2	Bylaws of StanCorp Financial Group, Inc.
4.1	Amended and Restated Rights Agreement
4.2	Form of Indenture Relating to Senior Debt Securities
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002
4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association
4.5	Replacement Capital Covenant dated May 29, 2007, for the benefit of holders of the Company’s 6.875% Senior Notes due 2012
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan, As Amended
10.4	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement
10.5	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement
10.6	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan
10.7	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan, As Amended Restricted Stock Agreement
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors
10.10	StanCorp Financial Group, Inc. Short-Term Incentive Plan
10.11	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement

126	STANCORP FINANCIAL GROUP, INC.

Number	Name
10.12	Form of Executive Officer and Director Indemnity Agreement
10.13

Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000

10.14	Form of Change of Control Agreement, as amended
10.15	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period)
10.16

Credit Agreement Extension Dated as of May 9, 2007, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000

10.17

Credit Agreement Extension Dated as of June 15, 2008, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $165,000,000

10.18	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct and Ethics for the Board of Directors
14.2	Code of Ethics for Senior Officers
14.3	Guide to Business Conduct
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney of Directors of StanCorp Financial Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended StanCorp Financial Group, Inc. Corporate Governance Guidelines dated February 14, 2012
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

2011 ANNUAL REPORT	127

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on February 24, 2012.

STANCORP FINANCIAL GROUP, INC.

By:	/s/ J. GREG NESS
J. Greg Ness
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. GREG NESS J. Greg Ness	Chairman, President and Chief Executive Officer (Principle Executive Officer), Director	February 24, 2012

/s/ FLOYD F. CHADEE Floyd F. Chadee	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/s/ ROBERT M. ERICKSON Robert M. Erickson	Vice President and Controller (Principal Accounting Officer)	February 24, 2012

* Eric E. Parsons	Director	February 13, 2012

* Virginia L. Anderson	Director	February 13, 2012

* Frederick W. Buckman	Director	February 13, 2012

* Stanley R. Fallis	Director	February 13, 2012

* Duane C. McDougall	Director	February 13, 2012

* George J. Puentes	Director	February 13, 2012

* Mary F. Sammons	Director	February 13, 2012

* E. Kay Stepp	Director	February 13, 2012

* Michael G. Thorne	Director	February 13, 2012

* Ronald E. Timpe	Director	February 13, 2012

*By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee, as Attorney-in-fact

128	STANCORP FINANCIAL GROUP, INC.

EXHIBITS INDEX

Number	Name	Method of Filing
3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q, dated August 3, 2010, and incorporated herein by this reference
3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference
4.1	Amended and Restated Rights Agreement	Filed as Exhibit 4.1 on Registrant’s 10-Q, dated August 3, 2011, and exhibits to this Agreement filed as Exhibit 4.1 on Registrants 10-Q, dated November 2, 2011, and incorporated herein by this reference.
4.2	Form of Indenture Relating to Senior Debt Securities	Filed as Exhibit 4 (c) on the Registrant’s Form S-3, dated July 3, 2002, and incorporated herein by this reference
4.3	StanCorp Financial Group, Inc. and U.S. Bank National Association as Trustee, First Supplemental Indenture, Dated as of September 25, 2002	Filed as Exhibit 4.1 on the Registrant’s Form 8-K, dated September 25, 2002, and incorporated herein by this reference
4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association	Filed as Exhibit 4.1 on Registrant’s 8-K, dated May 30, 2007, and incorporated herein by this reference
4.5	Replacement Capital Covenant dated May 29, 2007, for the benefit of holders of the Company’s 6.875% Senior Notes due 2012	Filed as Exhibit 4.2 on Registrant’s 8-K, dated May 30, 2007, and incorporated herein by this reference
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed as Exhibit 10.3 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.3	StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan, As Amended	Filed herewith
10.4	Amendment No. 1 to StanCorp Financial Group, Inc. 1999 Employee Share Purchase Plan	Filed as Exhibit 10.5 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.5	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement	Filed as Exhibit 10.3 on the Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference
10.6	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement	Filed as Exhibit 10.6 on Registrant’s Form 10-K, dated February 27, 2008, and incorporated herein by this reference
10.7	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.1 on Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers	Filed as Exhibit 10.9 on the Registrant’s Form 10-K dated February 25, 2009, and incorporated herein by this reference

2011 ANNUAL REPORT	129

Number	Name	Method of Filing
10.9	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors	Filed as Exhibit 10.4 on the Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference
10.10	StanCorp Financial Group, Inc. Short-Term Incentive Plan	Filed as Exhibit 10.11 on the Registrant’s Form 10-K dated February 25, 2010, and incorporated herein by this reference
10.11	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement	Filed as Exhibit 10.15 on Registrant’s Form 10-K, dated February 27, 2008, and incorporated herein by this reference
10.12	Form of Executive Officer and Director Indemnity Agreement	Filed as Exhibit 10.25 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference
10.13	Credit Agreement Dated as of June 15, 2006, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000	Filed as Exhibit 10.1 on the Registrant’s Form 8-K, dated June 16, 2006, and incorporated herein by this reference
10.14	Form of Change of Control Agreement, As Amended	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated December 15, 2010, and incorporated herein by this reference
10.15	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period)	Filed as Exhibit 10.21 on Registrant’s Form 10-K dated February 25, 2011, and incorporated herein by this reference
10.16	Credit Agreement Extension Dated as of May 9, 2007, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $200,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated May 9, 2007, and incorporated herein by this reference
10.17	Credit Agreement Extension Dated as of June 15, 2008, Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as lenders, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent, $165,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated June 15, 2008, and incorporated herein by this reference
10.18	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment	Filed as Exhibit 10.1 on Registrant’s Form 10-Q, dated November 4, 2008, and incorporated herein by this reference
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith
14.1	Code of Business Conduct and Ethics for the Board of Directors	Filed as Exhibit 14.1 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference
14.2	Code of Ethics for Senior Officers	Filed as Exhibit 14.2 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference

130	STANCORP FINANCIAL GROUP, INC.

Number	Name	Method of Filing
14.3	Guide to Business Conduct	Filed as Exhibit 14.3 on Registrant’s Form 10-K, dated February 25, 2010, and incorporated herein by this reference
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Amended StanCorp Financial Group, Inc. Corporate Governance Guidelines dated February 14, 2012	Filed herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

2011 ANNUAL REPORT	131