Form 10-Q
period 2012-03-31
STANCORP FINANCIAL GROUP INC
filed 2012-05-09
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 27, 2012, there were 44,377,419 shares of the registrant’s common stock, no par value, outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in millions—except share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Premiums	$553.3	$533.8
Administrative fees	28.6	29.4
Net investment income	159.7	157.0
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities— available-for-sale	(0.8)	(0.9)
All other net capital gains (losses)	0.6	(1.6)

Total net capital losses	(0.2)	(2.5)

Total revenues	741.4	717.7

Benefits and expenses:
Benefits to policyholders	450.0	440.1
Interest credited	47.2	40.4
Operating expenses	123.9	118.3
Commissions and bonuses	55.4	58.8
Premium taxes	10.0	9.4
Interest expense	9.7	9.7
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(2.5)	(8.4)

Total benefits and expenses	693.7	668.3

Income before income taxes	47.7	49.4
Income taxes	12.5	16.1

Net income	35.2	33.3

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities—available-for-sale:
Net unrealized capital gains (losses) on securities—available-for-sale	1.3	(9.0)
Reclassification adjustment for net capital gains included in net income	(0.8)	(2.8)
Employee benefit plans:
Prior service credit and net losses arising during the period, net	0.4	1.5
Reclassification adjustment for amortization to net periodic pension cost, net	1.6	0.8

Total other comprehensive income (loss), net of tax	2.5	(9.5)

Comprehensive income	$37.7	$23.8

Net income per common share:
Basic	$0.79	$0.72
Diluted	0.79	0.72
Weighted-average common shares outstanding:
Basic	44,327,122	45,933,253
Diluted	44,461,841	46,190,915

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2012	December 31, 2011
A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,304.2 and $6,209.9)	$6,863.8	$6,769.5
Commercial mortgage loans, net	4,980.2	4,902.3
Real estate, net	101.5	92.7
Other invested assets	177.4	130.9

Total investments	12,122.9	11,895.4
Cash and cash equivalents	116.0	138.4
Premiums and other receivables	123.2	118.8
Accrued investment income	114.0	111.7
Amounts recoverable from reinsurers	953.7	949.3
Deferred acquisition costs, value of business acquired and other intangible assets, net	349.1	344.9
Goodwill	36.0	36.0
Property and equipment, net	98.7	101.3
Other assets	102.1	113.9
Separate account assets	5,083.4	4,593.5

Total assets	$19,099.1	$18,403.2

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,714.5	$5,683.6
Other policyholder funds	5,122.5	5,078.1
Deferred tax liabilities, net	117.7	103.0
Short-term debt	251.3	251.2
Long-term debt	301.3	300.9
Other liabilities	474.9	402.5
Separate account liabilities	5,083.4	4,593.5

Total liabilities	17,065.6	16,412.8

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 44,377,419 and 44,268,859 shares issued at March 31, 2012 and December 31, 2011, respectively	87.8	82.4
Accumulated other comprehensive income	237.6	235.1
Retained earnings	1,708.1	1,672.9

Total shareholders’ equity	2,033.5	1,990.4

Total liabilities and shareholders’ equity	$19,099.1	$18,403.2

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

			Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2011	46,159,387	$158.2	$160.9	$1,593.0	$1,912.1
Cumulative effect adjustment—ASU 2010-26	—	—	—	(17.5)	(17.5)

Adjusted balance, January 1, 2011	46,159,387	158.2	160.9	1,575.5	1,894.6

Net income	—	—	—	136.7	136.7
Other comprehensive income, net of tax	—	—	74.2	—	74.2
Common stock:
Repurchased	(2,180,100)	(90.3)	—	—	(90.3)
Issued under share-based compensation plans, net	289,572	14.5	—	—	14.5
Dividends declared on common stock	—	—	—	(39.3)	(39.3)

Balance, December 31, 2011	44,268,859	82.4	235.1	1,672.9	1,990.4

Net income	—	—	—	35.2	35.2
Other comprehensive income, net of tax	—	—	2.5	—	2.5

Common stock:
Issued under share-based compensation plans, net	108,560	5.4	—	—	5.4

Balance, March 31, 2012	44,377,419	$87.8	$237.6	$1,708.1	$2,033.5

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2012	2011
Operating:
Net income	$35.2	$33.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	0.2	2.5
Depreciation and amortization	31.0	31.2
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(21.5)	(25.8)
Deferred income taxes	12.0	1.5
Changes in other assets and liabilities:
Receivables and accrued income	(11.0)	(18.9)
Future policy benefits and claims	31.9	35.9
Other, net	50.2	11.0

Net cash provided by operating activities	128.0	70.7

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	195.1	313.1
Proceeds from sale or repayment of commercial mortgage loans	130.5	83.4
Proceeds from sale of real estate	1.8	12.0
Acquisition of fixed maturity securities—available-for-sale	(285.7)	(365.4)
Acquisition or origination of commercial mortgage loans	(216.6)	(199.6)
Acquisition of real estate	(0.1)	(1.4)
Acquisition of other invested assets	(19.7)	(2.4)
Acquisition of property and equipment, net	(3.9)	(4.0)

Net cash used in investing activities	(198.6)	(164.3)

Financing:
Policyholder fund deposits	476.2	509.4
Policyholder fund withdrawals	(431.8)	(444.6)
Short-term debt	0.1	(0.4)
Long-term debt	0.4	(0.3)
Issuance of common stock	3.3	2.7
Repurchases of common stock	—	(38.7)

Net cash provided by financing activities	48.2	28.1

Decrease in cash and cash equivalents	(22.4)	(65.5)
Cash and cash equivalents, beginning of period	138.4	152.0

Cash and cash equivalents, end of period	$116.0	$86.5

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$43.3	$43.6
Income taxes	(0.5)	3.7
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	6.8	5.2
Commercial mortgage loans originated on real estate sold	0.2	—

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

Standard holds interests in low-income housing tax credit investments. These interests do not meet the requirements for consolidation under existing accounting standards, and thus the Company’s interests in the low-income housing tax credit investments are accounted for under the equity method of accounting. The total investment in these interests was $174.6 million and $128.0 million at March 31, 2012 and December 31, 2011, respectively.

In October 2010, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standards Update (‘ASU’) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs (‘DAC’). The Company has adopted this standard retrospectively as of January 1, 2012, and comparative financial statements of prior periods have been adjusted.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2012, and for the results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. Interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. This report should be read in conjunction with the Company’s 2011 annual report on Form 10-K.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended March 31,
	2012	2011
Net income (in millions)	$35.2	$33.3

Basic weighted-average common shares outstanding	44,327,122	45,933,253
Stock options	127,126	253,648
Stock awards	7,593	4,014

Diluted weighted-average common shares outstanding	44,461,841	46,190,915

Net income per common share:
Net income per basic common share	$0.79	$0.72
Net income per diluted common share	0.79	0.72
Antidilutive shares not included in net income per diluted common share calculation	1,909,874	918,105

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. Of the 4.8 million shares of common stock authorized for the 2002 Plan, 0.9 million shares or options for shares remain available for grant at March 31, 2012. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 2.0 million shares authorized for the ESPP, 0.2 million shares remain available for issuance at March 31, 2012.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended March 31,
	2012	2011

	(In millions)
Compensation cost	$2.3	$1.6
Related income tax benefit	0.8	0.6

The Company has provided three types of share-based compensation pursuant to the 2002 Plan: option grants, stock award grants and director stock grants.

Option Grants

Options are granted to directors, officers and certain non-officer employees. Options are granted with an exercise price equal to the closing market price of StanCorp common stock on the grant date. Directors’ options vest after one year while other options generally vest in equal installments on the first four anniversaries of the vesting reference date.

The Company granted 225,133 and 205,155 options for the first quarters of 2012 and 2011, respectively, at a weighted-average exercise price of $39.58 and $45.85, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first quarters of 2012 and 2011 was $14.44 and $17.67, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At March 31, 2012, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $8.1 million. This compensation cost will be recognized over a weighted-average period of 2.9 years.

Stock Award Grants

The Company grants performance-based stock awards (“Performance Shares”) to designated senior officers. The payout for these awards is based on the Company’s financial performance over a three-year period. Performance Share grants represent the maximum number of shares of StanCorp common stock issuable to the designated senior officers. The actual number of shares issued at the end of the performance period is based on satisfaction of employment and Company financial performance conditions, with a portion of the shares withheld to cover required tax withholding. Under the 2002 Plan, the Company had 0.6 million shares available for issuance as stock award grants at March 31, 2012.

The Company granted 179,818 and 116,978 Performance Shares for the first quarters of 2012 and 2011, respectively.

The Company issued 9,899 and 4,906 shares of StanCorp common stock for the first quarters of 2012 and 2011, respectively, to redeem Performance Shares that vested following the 2011 and 2010 performance periods, net of Performance Shares withheld to cover the required taxes.

The fair value of the Performance Shares is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $15.3 million in additional compensation cost would be recognized through 2014. The target or expected payout is 70% of the maximum Performance Shares for 2012 performance period and 50% of the maximum Performance Shares for the 2013 and 2014 performance periods. A target payout for these periods would result in approximately $8.1 million of additional compensation cost through 2014. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Director Stock Grants

Effective May 7, 2012, each director who is not an employee of the Company receives annual compensation of StanCorp common stock with a fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended March 31,
	2012	2011

	(In millions)
Compensation cost	$0.6	$0.5
Related income tax benefit	0.2	0.2

4.	RETIREMENT BENEFITS

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

The Company recognizes the funded status of the pension plans as an asset or liability on the balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the year-end balance sheet date. While the Company is not obligated to make any contributions to its pension plans for 2012, it does evaluate the funding status of these plans annually in the fourth quarter.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended March 31,
	2012	2011

	(In millions)
Components of net periodic benefit cost:
Service cost	$2.5	$2.5
Interest cost	4.1	4.5
Expected return on plan assets	(6.6)	(5.6)
Amortization of prior service cost	0.2	0.2
Amortization of net actuarial loss	2.1	0.9

Net periodic benefit cost	2.3	2.5

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net actuarial loss	(2.1)	(0.9)

Total recognized in other comprehensive income	(2.3)	(1.1)

Total recognized in net periodic benefit cost and other comprehensive income	$—	$1.4

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical and prescription drug benefits. A group term life insurance benefit was curtailed as of December 31, 2011. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan is limited to employees who had reached the age of 40, or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is closed to new participants.

The Company recognizes the funded status of the postretirement benefit plan as an asset or liability on the balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the accumulated benefit obligation.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended March 31,
	2012	2011

	(In millions)
Components of net periodic benefit cost:
Service cost	$0.2	$—
Interest cost	0.4	0.5
Expected return on plan assets	(0.2)	(0.2)
Amortization of prior service cost	(0.1)	—

Net periodic benefit cost	0.3	0.3

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net (gain) loss	(0.7)	2.3
Amortization of prior service cost	0.1	—

Total recognized in other comprehensive income	(0.6)	2.3

Total recognized in net periodic benefit cost and other comprehensive income	$(0.3)	$2.6

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for both the first quarters of 2012 and 2011 were $3.1 million.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.3 million at March 31, 2012 and $10.7 million at December 31, 2011.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $28.6 million and $28.5 million at March 31, 2012 and December 31, 2011, respectively. Expenses were $0.6 million and $0.7 million for the first quarters of 2012 and 2011, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income was $0.1 million and $5.7 million at March 31, 2012 and December 31, 2011, respectively.

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

The following table sets forth intersegment revenues:

	Three Months Ended March 31,
	2012	2011

	(In millions)
Intersegment administrative fee revenues	$4.4	$3.9

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended March 31,
	2012	2011

	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$224.9	$221.6
Group long term disability	204.2	200.1
Group short term disability	53.8	51.4
Group other	19.9	19.8
Experience rated refunds	4.1	(4.5)

Total group insurance	506.9	488.4
Individual disability insurance	44.2	42.1

Total Insurance Services premiums	551.1	530.5

Asset Management:
Retirement plans	0.8	0.7
Individual annuities	1.4	2.6

Total Asset Management premiums	2.2	3.3

Total premiums	$553.3	$533.8

Administrative fees:
Insurance Services:
Group insurance	$3.0	$2.6
Individual disability insurance	0.1	0.1

Total Insurance Services administrative fees	3.1	2.7

Asset Management:
Retirement plans	22.2	23.0
Other financial services businesses	7.7	7.6

Total Asset Management administrative fees	29.9	30.6

Other	(4.4)	(3.9)

Total administrative fees	$28.6	$29.4

Net investment income:
Insurance Services:
Group insurance	$71.3	$71.3
Individual disability insurance	13.3	13.1

Total Insurance Services net investment income	84.6	84.4

Asset Management:
Retirement plans	23.4	22.4
Individual annuities	46.9	44.3
Other financial services businesses	2.8	2.9

Total Asset Management net investment income	73.1	69.6

Other	2.0	3.0

Total net investment income	$159.7	$157.0

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total

	(In millions)
Three Months Ended March 31, 2012
Revenues:
Premiums	$551.1	$2.2	$—	$553.3
Administrative fees	3.1	29.9	(4.4)	28.6
Net investment income	84.6	73.1	2.0	159.7
Net capital losses	—	—	(0.2)	(0.2)

Total revenues	638.8	105.2	(2.6)	741.4

Benefits and expenses:
Benefits to policyholders	444.7	5.3	—	450.0
Interest credited	1.6	45.6	—	47.2
Operating expenses	92.6	30.2	1.1	123.9
Commissions and bonuses	48.7	6.7	—	55.4
Premium taxes	10.0	—	—	10.0
Interest expense	—	—	9.7	9.7
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(4.9)	2.4	—	(2.5)

Total benefits and expenses	592.7	90.2	10.8	693.7

Income (loss) before income taxes	$46.1	$15.0	$(13.4)	$47.7

Total assets	$8,162.9	$10,632.6	$303.6	$19,099.1

	Insurance Services	Asset Management	Other	Total

	(In millions)
Three Months Ended March 31, 2011
Revenues:
Premiums	$530.5	$3.3	$—	$533.8
Administrative fees	2.7	30.6	(3.9)	29.4
Net investment income	84.4	69.6	3.0	157.0
Net capital losses	—	—	(2.5)	(2.5)

Total revenues	617.6	103.5	(3.4)	717.7

Benefits and expenses:
Benefits to policyholders	434.3	5.8	—	440.1
Interest credited	1.0	39.4	—	40.4
Operating expenses	86.5	29.4	2.4	118.3
Commissions and bonuses	50.5	8.3	—	58.8
Premium taxes	9.4	—	—	9.4
Interest expense	—	—	9.7	9.7
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(10.1)	1.7	—	(8.4)

Total benefits and expenses	571.6	84.6	12.1	668.3

Income (loss) before income taxes	$46.0	$18.9	$(15.5)	$49.4

Total assets	$7,842.7	$10,006.8	$304.1	$18,153.6

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach, which uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following table sets forth the estimated fair value and the carrying value of each financial instrument:

	March 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(In millions)
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$435.6	$435.6	$—	$435.6	$—
U.S. state and political subdivision bonds	173.7	173.7	—	171.9	1.8
Foreign government bonds	70.9	70.9	—	70.9	—
Corporate bonds	6,169.3	6,169.3	—	6,116.2	53.1
S&P 500 Index options	14.3	14.3	—	—	14.3

Total fixed maturity securities	$6,863.8	$6,863.8	$—	$6,794.6	$69.2

Commercial mortgage loans, net	$4,980.2	$5,570.9	$—	$—	$5,570.9
Policy loans	2.8	2.8	—	—	2.8
Separate account assets	5,083.4	5,083.4	4,942.0	141.4	—
Liabilities:
Total other policyholder funds, investment type contracts	$4,489.1	$4,802.6	$—	$—	$4,802.6
Index-based interest guarantees	55.3	55.3	—	—	55.3
Short-term debt	251.3	266.8	—	266.8	—
Long-term debt	301.3	285.3	—	285.3	—

	December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(In millions)
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$452.1	$452.1	$—	$451.6	$0.5
U.S. state and political subdivision bonds	178.8	178.8	—	177.4	1.4
Foreign government bonds	72.1	72.1	—	72.1	—
Corporate bonds	6,059.3	6,059.3	—	5,995.3	64.0
S&P 500 Index options	7.2	7.2	—	—	7.2

Total fixed maturity securities	$6,769.5	$6,769.5	$—	$6,696.4	$73.1

Commercial mortgage loans, net	$4,902.3	$5,450.9	$—	$—	$5,450.9
Policy loans	2.9	2.9	—	—	2.9
Separate account assets	4,593.5	4,593.5	4,444.4	149.1	—
Liabilities:
Total other policyholder funds, investment type contracts	$4,449.2	$4,804.8	$—	$—	$4,804.8
Index-based interest guarantees	49.5	49.5	—	—	49.5
Short-term debt	251.2	263.7	—	263.7	—
Long-term debt	300.9	272.0	—	272.0	—

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

The fair value for long-term debt was predominantly based on quoted market prices as of March 31, 2012 and December 31, 2011, and trades occurring close to March 31, 2012 and December 31, 2011.

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

The significant unobservable inputs used in the fair value measurement of the reporting entity’s bonds are valuations and quotes received from secondary pricing service, analytical reviews and broker quotes. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the pricing evaluation is accompanied by a directionally similar change in the assumption used for the methodologies.

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of March 31, 2012 or December 31, 2011.

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

While valuations for the S&P 500 Index options are sensitive to a number of variables, valuations for S&P 500 Index options purchased are most sensitive to changes in the estimates of bid ask spreads, or the S&P Index value, and the implied volatilities of this index. Significant fluctuations in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, an increase or decrease used in the assumption for the implied volatilities and in the S&P Index value would result in a directionally similar change in the fair value of the asset.

Valuations for the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to the S&P Index value, the implied volatilities of this index, and LIBOR rates as reported by Bloomberg. Generally, a significant increase or decrease used in the assumption for the implied volatilities and in the S&P Index value would result in a directionally similar change, while an increase or decrease in the LIBOR rates would result in a directionally opposite change in the fair value of the liability.

Valuations for commercial mortgage loans and real estate owned measured on a nonrecurring basis are sensitive to a number of variables, but are most sensitive to the capitalization rate. Generally, an increase or decrease used in the assumption for the capitalization rate would result in a directionally similar change in the fair value of the asset.

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value is as follows:

	March 31, 2012
	(Dollars in millions)
	Fair Value	Valuation Technique	Unobservable Input	Range of inputs
S&P 500 Index options	$14.3	Black-Scholes Option Pricing model	Various assumptions	(a)
Index-based interest guarantees	55.3	Discounted Cash Flow	Expected future option purchase	1%-5%
		Black-Scholes Option Pricing model	Various assumptions	(b)
Commercial Mortgage loans	52.0	Appraisals	Discount for dated appraisal	0%-40%
		Appraisals	Capitalization rate	7%-14%
Real estate owned	16.5	Appraisals	Capitalization rate	7%-14%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 index.
(b)	Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36%.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended March 31, 2012
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning balance	$0.5	$1.4	$64.0	$7.2	$73.1	$(49.5)
Total realized/unrealized gains (losses):
Included in net income	—	—	—	6.7	6.7	(6.4)
Included in other comprehensive income (loss)	—	—	(1.4)	—	(1.4)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.0	2.0	—
Issuances	—	—	—	—	—	(0.1)
Sales	—	—	—	—	—	—
Settlements	—	—	—	(1.6)	(1.6)	0.7
Transfers into level 3	—	0.4	—	—	0.4	—
Transfers out of level 3	(0.5)	—	(9.5)	—	(10.0)	—

Ending balance	$—	$1.8	$53.1	$14.3	$69.2	$(55.3)

	Three Months Ended March 31, 2011
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning balance	$0.9	$1.7	$59.0	$13.3	$74.9	$(48.5)
Total realized/unrealized gains (losses):
Included in net income	—	—	—	3.0	3.0	(2.0)
Included in other comprehensive income (loss)	—	0.1	(2.2)	—	(2.1)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.3	2.3	—
Issuances	—	—	—	—	—	(0.6)
Sales	—	—	(0.8)	—	(0.8)	—
Settlements	—	—	—	(4.4)	(4.4)	0.3
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	(0.4)	—	—	(0.4)	—

Ending balance	$0.9	$1.4	$56.0	$14.2	$72.5	$(50.8)

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain pricing for these investments from an independent pricing service. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain pricing for these investments from an independent pricing service. There were no transfers between Level 1 and Level 2 for the first quarter of 2012 and 2011.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended
	March 31,
	2012	2011

	(In millions)
Assets:
S&P 500 Index options	$5.7	$2.6

Liabilities:
Index-based interest guarantees	$(6.8)	$(2.7)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded in other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded as interest credited. There was no negative interest included in interest credited on policyholder funds due to changes in the Level 3 actuarial assumptions for the first quarter of 2012 and 2011.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of March 31, 2012 that the Company continued to hold:

	March 31, 2012
	Total	Level 1	Level 2	Level 3

	(In millions)
Commercial mortgage loans	$52.0	$—	$—	$52.0
Real estate owned	16.5	—	—	16.5

Total assets measured at fair value on a nonrecurring basis	$68.5	$—	$—	$68.5

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $77.5 million were written down to their fair value of $52.0 million, less selling costs, at March 31, 2012. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $25.5 million at March 31, 2012. The real estate owned measured on a nonrecurring basis as of March 31, 2012, and still held at March 31, 2012 had capital losses totaling $0.4 million for the first quarter of 2012. Real estate owned measured on a nonrecurring basis represents expected proceeds from pending sales.

The following table sets forth the assets measured at fair value on a nonrecurring basis as of March 31, 2011 that the Company continued to hold:

	December 31, 2011
	Total	Level 1	Level 2	Level 3

	(In millions)
Commercial mortgage loans	$49.2	$—	$—	$49.2
Real estate owned	50.1	—	—	50.1

Total assets measured at fair value on a nonrecurring basis	$99.3	$—	$—	$99.3

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $75.8 million were written down to their fair value of $49.2 million, less selling costs, at December 31, 2011. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $26.6 million at December 31, 2011. The real estate owned measured on a nonrecurring basis as of December 31, 2011, and still held at December 31, 2011 had capital losses totaling $3.5 million for 2011. See “Note 7—Investments—Commercial Mortgage Loans” for further disclosures regarding the commercial mortgage loan loss allowance.

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
U.S. government and agency bonds	$377.5	$58.1	$—	$435.6
U.S. state and political subdivision bonds	158.2	15.5	—	173.7
Foreign government bonds	61.6	9.3	—	70.9
Corporate bonds	5,692.6	483.7	(7.0)	6,169.3
S&P 500 Index options	14.3	—	—	14.3

Total fixed maturity securities	$6,304.2	$566.6	$(7.0)	$6,863.8

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
U.S. government and agency bonds	$387.8	$64.3	$—	$452.1
U.S. state and political subdivision bonds	164.8	14.0	—	178.8
Foreign government bonds	61.7	10.4	—	72.1
Corporate bonds	5,588.4	491.8	(20.9)	6,059.3
S&P 500 Index options	7.2	—	—	7.2

Total fixed maturity securities	$6,209.9	$580.5	$(20.9)	$6,769.5

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In millions)
Due in one year or less	$727.9	$742.5	$632.7	$645.0
Due after one year through five years	2,601.8	2,784.1	2,534.6	2,693.6
Due after five years through ten years	2,120.5	2,341.7	2,173.9	2,392.5
Due after ten years	854.0	995.5	868.7	1,038.4

Total fixed maturity securities	$6,304.2	$6,863.8	$6,209.9	$6,769.5

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds without make-whole provisions represented 6.9%, or $476.9 million, of the Company’s fixed maturity securities portfolio at March 31, 2012. At March 31, 2012, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio. At March 31, 2012, the Company’s foreign government bonds category did not have any direct exposure to Euro zone government issued debt.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2012
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	225	$7.0	211	$4.7	14	$2.3

Total	225	$7.0	211	$4.7	14	$2.3

Fair market value of securities with unrealized losses:
Corporate bonds	225	$269.4	211	$245.4	14	$24.0

Total	225	$269.4	211	$245.4	14	$24.0

	December 31, 2011
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	360	$20.9	334	$17.4	26	$3.5

Total	360	$20.9	334	$17.4	26	$3.5

Fair market value of securities with unrealized losses:
Corporate bonds	360	$425.3	334	$398.0	26	$27.3

Total	360	$425.3	334	$398.0	26	$27.3

The unrealized losses on the investment securities set forth above were primarily due to increases in market interest rates subsequent to their purchase by the Company. Additionally, unrealized losses have been affected by overall economic factors. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to credit quality or due to any company or industry specific event. Based on management’s evaluation of the securities and the Company’s intent to hold the securities, and as it is unlikely that the Company will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary.

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At March 31, 2012, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,469.0	49.6%	$2,457.8	50.1%
Office	925.9	18.6	911.1	18.6
Industrial	923.0	18.5	900.4	18.4
Hotel/motel	259.2	5.2	241.9	4.9
Commercial	187.5	3.8	187.1	3.8
Apartment and other	215.6	4.3	204.0	4.2

Total commercial mortgage loans	$4,980.2	100.0%	$4,902.3	100.0%

Geographic region:
Pacific	$1,745.5	35.0%	$1,699.3	34.7%
South Atlantic	973.2	19.5	953.8	19.5
West South Central	614.9	12.3	605.3	12.3
Mountain	586.5	11.8	585.8	11.9
East North Central	392.9	7.9	393.4	8.0
Middle Atlantic	249.0	5.0	243.8	5.0
West North Central	186.9	3.8	184.8	3.8
East South Central	127.2	2.6	129.9	2.6
New England	104.1	2.1	106.2	2.2

Total commercial mortgage loans	$4,980.2	100.0%	$4,902.3	100.0%

U.S. state:
California	$1,366.2	27.4%	$1,332.0	27.2%
Texas	560.3	11.2	550.8	11.2
Florida	306.7	6.2	305.3	6.2
Georgia	283.3	5.7	270.1	5.5
Other states	2,463.7	49.5	2,444.1	49.9

Total commercial mortgage loans	$4,980.2	100.0%	$4,902.3	100.0%

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$48.1	$36.1
Provision	1.3	8.7
Charge-offs, net	(3.8)	(5.4)

Ending balance	$45.6	$39.4

Specific loan loss allowance	$25.5	$23.9
General loan loss allowance	20.1	15.5

Total commercial mortgage loan loss allowance	$45.6	$39.4

The smaller provision for the commercial mortgage loan loss allowance for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the smaller provision on restructured and 60 day delinquent commercial mortgage loans during the first quarter of 2012. The decrease in charge-offs for the first quarter of 2012 compared to the first quarter of 2011 was primarily related to a decrease in foreclosures and the acceptance of deeds in lieu of foreclosure on commercial mortgage loans for the first quarter of 2012.

The following table sets forth the recorded investment in commercial mortgage loans:

	March 31, 2012	December 31, 2011
	(In millions)
Commercial mortgage loans collectively evaluated for impairment	$4,921.6	$4,845.7
Commercial mortgage loans individually evaluated for impairment	104.2	104.7
Commercial mortgage loan loss allowance	(45.6)	(48.1)

Total commercial mortgage loans	$4,980.2	$4,902.3

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	March 31, 2012
	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total

	(In millions)
Performing commercial mortgage loans	$2,461.9	$923.6	$920.5	$259.2	$186.4	$215.6	$4,967.2
Nonperforming commercial mortgage loans	7.1	2.3	2.5	—	1.1	—	13.0

Total commercial mortgage loans	$2,469.0	$925.9	$923.0	$259.2	$187.5	$215.6	$4,980.2

	December 31, 2011
	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total

	(In millions)
Performing commercial mortgage loans	$2,442.3	$898.4	$895.2	$241.9	$182.0	$201.3	$4,861.1
Nonperforming commercial mortgage loans	15.5	12.7	5.2	—	5.1	2.7	41.2

Total commercial mortgage loans	$2,457.8	$911.1	$900.4	$241.9	$187.1	$204.0	$4,902.3

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	March 31, 2012
		Unpaid		Amount on
	Recorded	Principal	Related	Nonaccrual
	Investment	Balance	Allowance	Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$8.4	$8.4	$—	$1.9
Office	5.5	5.5	—	4.3
Industrial	5.0	5.0	—	1.4
Hotel/motel	5.9	5.9	—	—
Apartment and other	1.9	1.9	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	26.7	26.7	—	7.6

With specific loan loss allowances:
Retail	37.2	37.2	11.7	15.9
Office	15.2	15.2	3.7	6.9
Industrial	13.8	13.8	4.8	8.1
Commercial	8.2	8.2	5.1	8.2
Apartment and other	3.1	3.1	0.2	—

Total impaired commercial mortgage loans with specific loan loss allowances	77.5	77.5	25.5	39.1

Total impaired commercial mortgage loans	$104.2	$104.2	$25.5	$46.7

	December 31, 2011
		Unpaid		Amount on
	Recorded	Principal	Related	Nonaccrual
	Investment	Balance	Allowance	Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$8.6	$8.6	$—	$2.1
Office	5.8	5.8	—	4.3
Industrial	5.8	5.8	—	0.9
Hotel/motel	5.9	5.9	—	—
Apartment and other	2.8	2.8	—	1.1

Total impaired commercial mortgage loans without specific loan loss allowances	28.9	28.9	—	8.4

With specific loan loss allowances:
Retail	31.7	31.7	10.7	10.2
Office	18.3	18.3	5.2	10.1
Industrial	11.5	11.5	5.0	7.5
Commercial	11.1	11.1	5.3	11.1
Apartment and other	3.2	3.2	0.4	1.9

Total impaired commercial mortgage loans with specific loan loss allowances	75.8	75.8	26.6	40.8

Total impaired commercial mortgage loans	$104.7	$104.7	$26.6	$49.2

The decrease in impaired commercial mortgage loans at March 31, 2012 compared to December 31, 2011 was primarily due to a decrease in restructured commercial mortgage loans. As of March 31, 2012 and December 31, 2011, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

As a result of adopting the amendments in ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, the Company assessed all restructurings that occurred during the period for identification as troubled debt restructurings. The Company did not identify any troubled debt restructurings that were not already considered impaired. As of March 31, 2012, there was $1.5 million in troubled debt restructurings that subsequently defaulted since the adoption of ASU 2011-02.

The following table sets forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended
	March 31, 2012
		Pre-	Post-
		Restructuring	Restructuring
	Number	Recorded	Recorded
	of Loans	Investment	Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	2	$2.1	$2.1
Industrial	1	0.7	0.7
Apartment and other	1	1.8	1.8

Total troubled debt restructurings	4	$4.6	$4.6

The following table sets forth information related to the troubled debt restructurings that subsequently defaulted since the adoption of ASU 2011-02:

	Three Months Ended March 31, 2012
	Number of Loans	Recorded Investment

	(Dollars in millions)
Troubled debt restructurings that subsequently defaulted:
Retail	2	$1.5

Total troubled debt restructurings	2	$1.5

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

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Average recorded investment	$104.4	$86.6

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.1 million and $1.2 million for the first quarters of 2012 and 2011, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $1.1 million and $0.7 million for the first quarters of 2012 and 2011, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	March 31, 2012
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$4.7	$1.9	$6.7	$13.3	$(1.9)	$2,457.6	$2,469.0
Office	1.1	0.3	2.3	3.7	(0.4)	922.6	925.9
Industrial	—	—	3.0	3.0	(0.4)	920.4	923.0
Hotel/motel	—	—	—	—	—	259.2	259.2
Commercial	—	0.4	2.0	2.4	(1.2)	186.3	187.5
Apartment and other	—	—	—	—	—	215.6	215.6

Total commercial mortgage loans	$5.8	$2.6	$14.0	$22.4	$(3.9)	$4,961.7	$4,980.2

	December 31, 2011
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$3.1	$7.1	$3.0	$13.2	$(1.3)	$2,445.9	$2,457.8
Office	0.8	1.5	1.6	3.9	(0.4)	907.6	911.1
Industrial	1.4	0.4	2.3	4.1	(0.7)	897.0	900.4
Hotel/motel	—	—	—	—	—	241.9	241.9
Commercial	—	—	1.2	1.2	(0.8)	186.7	187.1
Apartment and other	0.2	—	—	0.2	—	203.8	204.0

Total commercial mortgage loans	$5.5	$9.0	$8.1	$22.6	$(3.2)	$4,882.9	$4,902.3

The Company closely monitors all past due commercial mortgage loans; additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $16.6 million and $17.1 million at March 31, 2012 and December 31, 2011, respectively. The Company’s current level of 60 days past due commercial mortgage loans is higher than its historical levels due to the current economic challenges. Overall, loans at least 60 days past due were 0.33% and 0.34% of the commercial mortgage loan portfolio at March 31, 2012 and December 31, 2011.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended March 31,
	2012	2011

	(In millions)
Bonds	$79.2	$84.4
S&P 500 Index options	6.7	3.0

Total fixed maturity securities	85.9	87.4
Commercial mortgage loans	79.5	73.5
Real estate	0.1	0.6
Other	(0.1)	1.1

Gross investment income	165.4	162.6
Investment expenses	(5.7)	(5.6)

Net investment income	$159.7	$157.0

Realized Gross Capital Gains and Losses
The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended March 31,
	2012	2011

	(In millions)
Gains:
Fixed maturity securities	$2.5	$4.5
Commercial mortgage loans	0.2	0.1
Real estate investments	—	5.5
Real estate owned	0.1	0.2
Other	0.1	—

Gross capital gains	2.9	10.3

Losses:
Fixed maturity securities	(1.3)	(1.0)
Provision for commercial mortgage loan losses	(1.3)	(8.7)
Real estate investments	—	(0.2)
Real estate owned	(0.5)	(2.7)
Other	—	(0.2)

Gross capital losses	(3.1)	(12.8)

Net capital losses	$(0.2)	$(2.5)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.3 million and $6.7 million at March 31, 2012 and December 31, 2011, respectively.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company sells indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited. The liability represents an estimate of the cost of the options to be purchased in the future to manage the risk related to the index-based interest guarantees. The liability for index-based interest guarantees is the present value of future cash flows attributable to the projected index growth that is in excess of cash flows attributable to fixed interest rates guarantees. The excess cash flows are discounted back to the date of the balance sheet using current market indicators for future interest rates and option costs. Cash flows depend on actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based interest guarantees.

The Company purchases S&P 500 Index options for its interest crediting strategy used in its indexed annuity product. The S&P 500 Index options are purchased from investment banks and are selected in a manner that supports the amount of interest that is expected to be credited in the current year to annuity policyholder accounts that are dependent on the performance of the S&P 500 Index. The purchase of S&P 500 Index options is a pivotal part of the Company’s risk management strategy for indexed annuity products. The S&P 500 Index options are exclusively used for risk management. While valuations of the S&P 500 Index options are sensitive to a number of variables, valuations for S&P 500 Index options purchased are most sensitive to changes in the S&P 500 Index value and the implied volatilities of this index. The Company generally purchases one S&P 500 Index option contract per month, which has an expiry date of one year from the date of purchase.

The notional amount of the Company’s S&P 500 Index options at March 31, 2012 and December 31, 2011 was $294.4 million and $303.1 million, respectively. Option premiums paid for the Company’s S&P 500 Index options were $2.0 million and $2.2 million for the first quarters of 2012 and 2011, respectively. The Company received $1.6 million and $4.4 million for options exercised for the first quarters of 2012 and 2011, respectively.

The Company recognizes all derivative investments as assets or liabilities on the balance sheet at fair value. The Company does not designate its derivatives as hedging instruments and thus does not use hedge accounting. As such, any change in the fair value of the derivative assets and derivative liabilities is recognized as income or loss in the period of change. See “Note 6—Fair Value” for additional information regarding the fair value of the Company’s derivative assets and liabilities.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	March 31, 2012	December 31, 2011

	(In millions)
Assets:
Fixed maturity securities:
S&P 500 Index options	$14.3	$7.2

Liabilities:
Other policyholder funds:
Index-based interest guarantees	$55.3	$49.5

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended March 31,

Derivatives Not Designated as Hedging Instruments	2012	2011

	(In millions)
Net investment income:
S&P 500 Index options	$6.7	$3.0

Interest credited:
Index-based interest guarantees	(6.4)	(2.0)

Net gain	$0.3	$1.0

Fluctuations in the fair value of the S&P 500 Index options related to the volatility of the S&P 500 Index increased net investment income for the first quarters of 2012 and 2011. Fluctuations in the fair value of the index-based interest guarantees related to the volatility of the S&P 500 Index increased interest credited for the first quarter of 2012. The combined changes in fair value of the S&P 500 Index options and the index-based interest guarantees resulted in a net gain for the first quarters of 2012 and 2011, respectively.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of approximately 5.3% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	March 31, 2012
	Assets at Fair Value	Maximum Credit Risk
	(In millions)
Counterparty:
Merrill Lynch International	$4.3	$5.2
The Bank of New York Mellon	8.8	12.4
Goldman Sachs	1.2	1.4

Total	$14.3	$19.0

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

In October 2010, the FASB issued Accounting Standards Update (‘ASU’) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs. The Company adopted this standard retrospectively as of January 1, 2012, and comparative financial statements of prior periods have been adjusted.

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011

	(In millions)
Carrying value at beginning of period:
DAC	$274.4	$250.1
VOBA	26.4	28.4
Other intangible assets	44.1	51.7

Total balance at beginning of period	344.9	330.2

Deferred or acquired:
DAC	21.5	81.7

Total deferred or acquired	21.5	81.7

Amortized during period:
DAC	(14.3)	(57.4)
VOBA	(1.5)	(2.0)
Other intangible assets	(1.5)	(7.6)

Total amortized during period	(17.3)	(67.0)

Carrying value at end of period, net:
DAC	281.6	274.4
VOBA	24.9	26.4
Other intangible assets	42.6	44.1

Total carrying value at end of period	$349.1	$344.9

The Company defers certain acquisition costs that vary with and are directly related to the origination of new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. Changes in actual persistency are reflected in the calculated DAC balance. Costs that are not directly associated with the acquisition of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

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

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years, though expected gross profits can fluctuate due to changes in the fair value of our S&P 500 Index options and index-based interest guarantees. DAC for group annuity products is amortized over 10 years.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. During the first quarter of 2012, the Company recorded an $0.8 million impairment to VOBA due to experience related to the block of claims assumed from TIAA. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $63.9 million and $62.4 million at March 31, 2012 and December 31, 2011, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$61.0	21.7%	$60.7	22.1%
VOBA	6.2	24.9	7.1	26.9

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended March 31,
	2012	2011

	(In millions)
Decrease to DAC and VOBA	$(0.8)	$—

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 8.3 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $32.1 million and $30.6 million at March 31, 2012 and December 31, 2011, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2012 and for each of the next five years:

Amount

(In millions)
2012	$6.7
2013	8.5
2014	8.1
2015	8.2
2016	6.1
2017	4.5

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at March 31, 2012. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, StanCorp is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Facility is subject to performance pricing based upon the Company’s ratio of total debt to total capitalization and includes interest based on a Eurodollar margin, plus facility and utilization fees. At March 31, 2012, StanCorp was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Other Financing Obligations

The Company has $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October. Given the maturity date of the Senior Notes, they have been classified as short-term debt as of March 31, 2012.

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

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2012, the Company had outstanding commitments to fund commercial mortgage loans totaling $118.6 million, with fixed interest rates ranging from 4.625% to 6.375%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

11.	ACCOUNTING PRONOUNCEMENTS

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The main objective of ASU No. 2011-11 is to enhance disclosures for financial instruments and derivative instruments which have right of setoff conditions. Under the guidance provided in this ASU, entities would be required to disclose the amounts offset in determining the net amounts presented in their statement of financial position. The amount of both the recognized asset and the recognized liability subject to offset under the same arrangement will become a required disclosure.

ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not currently have exposure to hedges, derivatives or master netting arrangements that would be subjected to these additional disclosures. Therefore, the Company does not expect this ASU to have a material effect on its asset and liability disclosures in the financial statements.

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

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in our 2011 Form 10-K. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. See “Critical Accounting Policies and Estimates.”

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

Executive Summary

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions except share data)
Net income	$35.2	$33.3
After-tax net capital losses	(0.1)	(1.5)

Net income excluding after-tax net capital losses	$35.3	$34.8

Diluted earnings per common share:
Net income	$0.79	$0.72
After-tax net capital losses	—	(0.03)

Net income excluding after-tax net capital losses	$0.79	$0.75

Diluted weighted-average common shares outstanding	44,461,841	46,190,915

Net income excluding after-tax net capital losses increased to $0.79 per diluted share for the first quarter of 2012 from $0.75 per diluted share for the first quarter of 2011, and was primarily due to a lower effective tax rate as a result of our purchases of tax-advantaged investments, and a 1.7 million decrease in diluted weighted-average common shares outstanding. The consolidated financial results for the first quarter of 2012 compared to the same period of 2011 reflected a comparatively favorable claims experience in our group long term disability business, partially offset by the effect of a 75 basis point decrease in the discount rate used for newly established long term disability claim reserves. A 75 basis point decrease in the discount rate results in a decrease in quarterly pre-tax income of $4.8 million. In addition, our Asset Management segment had lower earnings for the first quarter of 2012 compared to the same period of 2011 primarily due to lower bond call premiums for the first quarter of 2012.

Outlook

Overall we are encouraged by our first quarter results as earnings were in-line with our expectations, claims results in our long term disability business showed steady improvement, premiums continued to grow, asset management delivered another strong quarter of results, our commercial mortgage loan portfolio continues to perform well, our capital level remained strong and we grew book value per share.

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

Expectations and guidance for any specific year may vary due to short-term market trends, changes in the interest rate environment and other factors. More specifically, these expectations will be affected by the following items:

•

Premium growth—Beginning in 2011, we implemented pricing actions for both new and renewal long term disability business. Given these pricing actions and the effect of the continued challenging economic environment on the employment and wage levels of our group insurance customers, we expect group insurance premium growth to be relatively flat. Premium growth continues to be affected by the economic environment, which has caused lower wage rate and job growth for our group insurance customers, and by continued strong competition in the marketplace. However, our strong customer retention in the group insurance business has created the potential for organic growth in premiums as wage growth and employment levels improve.

•

Interest rates—The interest rate environment can affect our new money investment interest rate and the discount rate used to establish long term disability reserves. If the current interest rate environment persists, we estimate the discount rate would be lowered 25 to 50 basis points during 2012. Based on our current size, a 25 basis point increase or decrease in the discount rate results in a comparable increase or decrease in quarterly pre-tax income of $1.6 million. Due to the continued challenging interest rate environment, we may face additional pressure to lower our discount rate moving forward.

•

Benefit ratio—We expect that the 2012 annual benefit ratio for the group insurance business will be in the range of 80% to 82%. We expect the annual benefit ratio to return to a historical range of 74% to 78% when pricing actions on our long term disability business are completed and wage growth and employment levels return to historical levels. We saw some improvement in the group insurance benefit ratio for the first quarter of 2012 compared to the first quarter of 2011. Though our group long term disability claims experience remains elevated, our benefit ratio is generally higher in the first and second quarters of the year. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

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

Primary Drivers of First Quarter 2012 Results

The primary drivers of our results continue to be the group insurance benefit ratio and premium growth. The benefit ratio is primarily affected by reserves established based on premium levels, claims experience, assumptions used to establish related reserves, such as our discount rate, and growth of our in force block of business. Our group insurance benefit ratio for the first quarter of 2012 was 83.5%. Our discount rate used for newly established long term disability claim reserves for the first quarter of 2012 was 4.75%. This represents a 75 basis point decrease from the first quarter of 2011 and was due to the continued low interest rate environment. A 75 basis point decrease in the discount rate results in a decrease in quarterly pre-tax income of $4.8 million. Using a common discount rate, the benefit ratio for this quarter improved by 170 basis points compared to the first quarter of 2011. Incidence levels remain elevated; however, they continue to show improvement. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

Our Insurance Services segment premiums increased 3.9% to $551.1 million for the first quarter of 2012 compared to the first quarter of 2011 primarily due to strong premium persistency and sales from 2011, renewals in 2012 and the favorable impact of experience rated refunds. Premium growth continues to be affected by the economic environment, which has caused lower wage rate and job growth for our group insurance customers. We will continue to invest in product capabilities that add value to our customers, and we will continue to write business that meets our long-term profit objectives.

We continue to make progress with the implementation of our pricing actions related to higher claims incidence that began in 2011. We have had the opportunity to re-price approximately one-third of our long term disability business following the January renewal season and we are getting good acceptance on our rate increases. We will have had the opportunity to re-price approximately three-fourths of our long term disability business after the January 2013 renewal season. Our sales force is communicating and selling our unique value proposition, while the rest of our employees are delivering the quality service on which we have based our reputation in the employee benefits marketplace.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in our Insurance Services segment and administrative fee revenues growth in our Asset Management segment have been the primary drivers of consolidated revenue growth.

The following table sets forth consolidated revenues:

	Three Months Ended March 31,
	2012	2011	Percent Change

	(Dollars in millions)
Revenues:
Premiums	$553.3	$533.8	3.7%
Administrative fees	28.6	29.4	(2.7)
Net investment income	159.7	157.0	1.7
Net capital losses	(0.2)	(2.5)	92.0

Total revenues	$741.4	$717.7	3.3

The increase in revenues for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to an increase in premiums from our Insurance Services segment and a decrease in net capital losses. Net capital gains and losses are reflected in the Other category. See “Business Segments—Other—Net Capital Gains (Losses).”

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

The following table sets forth premiums by segment:

	Three Months Ended March 31,
	2012	2011	Percent Change

	(Dollars in millions)
Premiums:
Insurance Services	$551.1	$530.5	3.9%
Asset Management	2.2	3.3	(33.3)

Total premiums	$553.3	$533.8	3.7

The increase in premiums for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to strong premium persistency and sales from 2011, and renewals in 2012. In addition, experience rated refunds (“ERRs”) for the first quarter of 2012 increased premiums by $4.1 million, while ERRs for the first quarter of 2011 decreased premiums by $4.5 million. See “Business Segments—Insurance Services Segment.”

Administrative Fee Revenues

The primary driver for administrative fee revenues is the level of assets under administration in our Asset Management segment, which is driven by equity market performance and net customer deposits. Administrative fee revenues from our Insurance Services segment are primarily derived from insurance products for which we provide only administrative services.

The following table sets forth administrative fee revenues by segment:

	Three Months Ended March 31,
	2012	2011	Percent Change

	(Dollars in millions)
Administrative fee revenues:
Insurance Services	$3.1	$2.7	14.8%
Asset Management	29.9	30.6	(2.3)
Other	(4.4)	(3.9)	(12.8)

Total administrative fee revenues	$28.6	$29.4	(2.7)

The decrease in administrative fee revenues in our Asset Management segment for the first quarter of 2012 compared to the first quarter of 2011 was due primarily to a decrease in our assets under administration in our retirement plan trust assets and private client wealth management assets. See “Business Segments—Asset Management Segment.”

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product, commercial mortgage loan prepayment fees and bond call premiums.

The following table sets forth net investment income by segment and associated key indicators:

	Three Months Ended March 31,
	2012	2011	Percent Change

	(Dollars in millions)
Net investment income:
Insurance Services	$84.6	$84.4	0.2%
Asset Management	73.1	69.6	5.0
Other	2.0	3.0	(33.3)

Total net investment income	$159.7	$157.0	1.7

Key indicators of net investment income:
Contribution from the change in fair value of the S&P 500 Index options	$6.7	$3.0	123.3%
Average invested assets	12,009.2	11,215.7	7.1
Portfolio yields:
Fixed maturity securities	5.00%	5.26%
Commercial mortgage loans	6.30	6.42

The increase in net investment income for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to an increase in average invested assets, which primarily resulted from individual annuity sales since the first quarter of 2011, in addition to an increase in the contribution from the change in fair value of our S&P 500 Index options since the first quarter of 2011. These increases were partially offset by a decrease of $4.2 million of bond call premiums received on certain fixed maturity securities, and a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans.

Given the uncertainty surrounding credit spreads and the direction of interest rates, we may experience lower new money interest rates in the future if credit spreads remain tight and interest rates remain low. New money interest rates are also affected by the current volume and mix of commercial mortgage loan originations, the purchases of fixed maturity securities and other investments.

We seek investments containing call or prepayment protection to ensure our expected cash flow is not adversely affected by unexpected prepayments. Callable bonds without make-whole provisions represented 6.9% of our fixed maturity security portfolio at March 31, 2012. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 95% of our commercial mortgage loan portfolio contains this prepayment provision. Commercial mortgage loans without a make-whole prepayment provision generally contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment. Commercial mortgage loan prepayment fees were $1.2 million and $1.0 million for the first quarters of 2012 and 2011, respectively.

Our 12-month average new money investment rate was supported by a high level of commercial mortgage loan originations and additional opportunities to invest in tax-advantaged investments. We will maintain our disciplined approach to interest rate management in this low interest rate environment.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of other-than-temporary impairments (“OTTI”) of assets in our bond portfolio, provision to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and tax-advantaged investments and sales of our assets for more or less than carrying value.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended March 31,
	2012	2011	Dollar Change

	(In millions)
Net capital losses	$(0.2)	$(2.5)	$2.3
Key components of net capital gains (losses):
Fixed maturity securities	$1.2	$3.5	$(2.3)
Real estate investments	—	5.3	(5.3)
Real estate owned	(0.4)	(2.5)	2.1
Provision to our commercial mortgage loan loss allowance	(1.3)	(8.7)	7.4

Net capital losses for the first quarter of 2012 were primarily related to our commercial mortgage loan loss allowance provision and losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”). These losses were partially offset by net capital gains related to the sale of fixed maturity securities. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

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

•	Current estimates for future benefits on life-contingent annuities.

The following table sets forth benefits to policyholders by segment:

	Three Months Ended March 31,
	2012	2011	Percent Change

	(Dollars in millions)
Benefits to policyholders:
Insurance Services	$444.7	$434.3	2.4%
Asset Management	5.3	5.8	(8.6)

Total benefits to policyholders	$450.0	$440.1	2.2

The increase in benefits to policyholders for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a comparative increase in premiums, in addition to a 75 basis point decline in the discount rate for newly incurred claims. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

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

The following table sets forth interest credited and associated key components for the periods presented:

	Three Months Ended March 31,
	2012	2011	Change

	(Dollars in millions)
Interest credited	$47.2	$40.4	$6.8
Key components of the increase in interest credited:
Contribution from the change in fair value of index-based interest guarantees	$6.4	$2.0	$4.4
Average individual annuity assets under administration	2,994.1	2,717.4	10.2%

The increase in interest credited for the first quarter of 2012 compared to the first quarter of 2011 primarily reflected growth in our average individual annuity assets under administration and the change in fair value of the index-based interest guarantees.

Operating Expenses

The following table sets forth operating expenses:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Operating expenses	$123.9	$118.3	4.7%

The increase in operating expenses for the first quarter of 2012 compared to the first quarter of 2011 was primarily related to business growth as evidenced by premium growth, increased compensation related costs, and information technology project costs. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, in-force premium, growth in assets under administration and the profitability of business in each of our segments.

The following table sets forth commissions and bonuses:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Commissions and bonuses	$55.4	$58.8	(5.8)%

The decrease in commissions and bonuses for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to lower group insurance and individual annuity business sales.

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

The following table sets forth the operating impact resulting in a net increase in DAC, VOBA and other intangible assets:

	Three Months Ended March 31,
	2012	2011	Dollar Change
	(In millions)
Deferral of acquisition costs	$(21.5)	$(25.8)	$4.3
Amortization of DAC, VOBA and other intangible assets	19.0	17.4	1.6

Net increase in DAC, VOBA and other intangible assets	$(2.5)	$(8.4)	$5.9

The net increase in DAC, VOBA and other intangible assets was lower for the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease in deferrals in our Insurance Services segment resulting from lower group insurance sales.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended March 31,
	2012	2011
Combined federal and state effective income tax rates	26.2%	32.6%

During the first quarter of 2012, and throughout 2011, we purchased tax-advantaged investments. These investments were the primary driver in the 6.4% decrease in our effective tax rate for the first quarter of 2012 compared to the first quarter of 2011.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended
	March 31,
	2012	2011
Insurance Services	85.9%	85.6%
Asset Management	14.1	14.4

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Premiums	$551.1	$530.5	3.9%
Total revenues	638.8	617.6	3.4
Income before income taxes	46.1	46.0	0.2
Sales (annualized new premiums)	133.8	165.8	(19.3)

Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	81.0%	82.1%
Group insurance	83.5	84.2
Individual disability	52.3	57.2

Operating expense ratio (% of premiums)	16.8	16.3

Income before income taxes increased slightly for the first quarter of 2012 compared to the first quarter of 2011 primarily due to comparatively favorable claims experience and premium growth in the individual disability and group long term disability insurance businesses. These increases were partially offset by a 75 basis point decrease in the discount rate used to establish reserves on newly incurred group long term disability claims.

Revenues

Revenues for the Insurance Services segment are primarily driven by insurance premiums. The increase in revenues for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to higher premiums in our group insurance business.

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

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Premiums:
Group life and AD&D	$224.9	$221.6	1.5%
Group long term disability	204.2	200.1	2.0
Group short term disability	53.8	51.4	4.7
Group other	19.9	19.8	0.5
Experience rated refunds	4.1	(4.5)	191.1

Total group insurance	506.9	488.4	3.8
Individual disability	44.2	42.1	5.0

Total premiums	$551.1	$530.5	3.9

Key indicators of premiums:
Total premiums excluding ERRs	$547.0	$535.0	2.2%
Group insurance sales (annualized new premiums) reported at contract effective date	128.8	160.3	(19.7)
Individual disability sales (annualized new premiums)	5.0	5.5	(9.1)

The increase in group insurance premiums for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to strong premium persistency and sales from 2011, and renewals in 2012. In addition, ERRs increased premiums by $4.1 million for the first quarter of 2012, while ERRs decreased premiums by $4.5 million for the first quarter of 2011.

Sales.    Sales of our group insurance products reported as annualized new premiums decreased for the first quarter of 2012 compared to the first quarter of 2011, primarily due to pricing competition.

Persistency.    Persistency is reported annually. Premium growth for the first quarter of 2012 reflected continued strong customer retention levels from 2011.

Organic Growth.    A portion of premium growth in our group insurance in force business is affected by employment and wage growth in our existing customer base, changes in price per insured and the average age of employees. While the national economy has shown positive employment growth recently, the economy has continued to negatively affect wage rate and employment in our customer base, and our premiums.

We continue to make progress with the implementation of our pricing actions related to higher claims incidence that began in 2011. As of the end of our January 2012 renewal season we have had the opportunity to re-price approximately one third of our long term disability business and we are getting favorable acceptance on our rate increases. By the end of the January 2013 renewal season we will have had the opportunity to re-price about three-fourths of our long term disability business. Our sales force is communicating and selling our unique value proposition, while the rest of our employees are delivering the quality service on which we have based our reputation in the employee benefits marketplace.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Net investment income	$84.6	$84.4	0.2%

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

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Benefits to policyholders, including interest credited	$446.3	$435.3	2.5%

Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	81.0%	82.1%
Group insurance	83.5	84.2
Individual disability	52.3	57.2

The increase in Insurance Services benefits to policyholders (including interest credited) for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a lower discount rate used for first quarter of 2012 compared to the first quarter of 2011 to establish reserves on newly incurred long term disability claims.

While the group insurance benefit ratio for the first quarter of 2012 was outside of our 2012 annual guidance of 80% to 82%, claims were in-line with our expectations, given that our benefit ratio is generally higher in the first and second quarters of the year. Group insurance claims experience and the corresponding benefit ratio can fluctuate widely from quarter to quarter, but tend to be more stable when measured on an annual basis.

The benefit ratio for individual disability insurance decreased from the first quarter of 2012 compared to the first quarter of 2011 primarily due to favorable claims experience. We generally expect the individual disability benefit ratio to trend down over the long term to reflect growth in the business outside of the large block of individual disability business assumed in 2000 from Minnesota Life, and we expect there to be a corresponding shift in revenues from net investment income to premiums. The anticipated general decrease in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Discount rate	4.75%	4.75%	5.50%

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

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment and lower commercial mortgage loan and tax-advantaged investments in future quarters could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at March 31, 2012 and 2011 was 42 and 38 basis points, respectively. See “Liquidity and Capital Resources.”

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Operating expenses	$92.6	$86.5	7.1%

The increase in Insurance Services operating expenses for the first quarter of 2012 compared to the first quarter of 2011 was primarily related to business growth as evidenced by premium growth, increased compensation related costs, and information technology project costs.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$2.2	$3.3	(33.3)%
Administrative fees	29.9	30.6	(2.3)
Net investment income	73.1	69.6	5.0

Total revenues	$105.2	$103.5	1.6

Income before income taxes	$15.0	$18.9	(20.6)%

Sales (Individual annuity deposits)	63.5	90.4	(29.8)

Interest credited (% of net investment income):
Retirement plans	53.0%	53.6%

Individual annuities	70.8	61.9

Retirement plans annualized operating expenses (% of average assets under administration)	0.62%	0.56%

	At March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Assets under administration:
Retirement plans general account	$1,738.2	$1,571.5	10.6%
Retirement plans separate account	5,083.4	5,056.5	0.5

Total retirement plans insurance products	6,821.6	6,628.0	2.9

Retirement plans trust products	8,002.8	8,681.7	(7.8)
Individual annuities	3,012.4	2,750.6	9.5
Commercial mortgage loans for other investors	2,686.9	2,670.7	0.6
Private client wealth management	1,059.9	1,230.5	(13.9)

Total assets under administration	$21,583.6	$21,961.5	(1.7)

The decrease in income before income taxes was primarily due to lower bond call premiums for the first quarter of 2012. Bond call premiums added approximately $3.9 million more to income before income taxes for the first quarter of 2011 compared to the first quarter of 2012.

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

The increase in revenues for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to an increase in net investment income due to an increase in invested assets and the effect of the change in fair value of our S&P 500 Index options.

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

The following table sets forth premiums by line of business for the Asset Management segment:

	Three Months Ended March 31,
	2012	2011	Dollar Change
	(Dollars in millions)
Premiums:
Retirement plans	$0.8	$0.7	$0.1
Individual annuities	1.4	2.6	(1.2)

Total premiums	$2.2	$3.3	$(1.1)

The decrease in individual annuity premiums for the first quarter of 2012 compared to the first quarter of 2011 was due to the decrease in sales of life-contingent annuities.

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

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Retirement plans	$22.2	$23.0	(3.5)%
Other financial services business	7.7	7.6	1.3

Total administrative fee revenues	$29.9	$30.6	(2.3)

	At March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Key indicators of administrative fee revenues:
Assets under administration:
Retirement plan separate account	$5,083.4	$5,056.5	0.5%
Retirement plan trust products	8,002.8	8,681.7	(7.8)
Commercial mortgage loans for other investors	2,686.9	2,670.7	0.6
Private client wealth management	1,059.9	1,230.5	(13.9)

The decrease in administrative fee revenues for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a decline in retirement plan trust products assets under administration due to an elevated level of plan terminations in 2011.

Net Investment Income

The following tables set forth net investment income and associated key indicators for the Asset Management segment:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Net investment income:
Retirement plans	$23.4	$22.4	4.5%
Individual annuities	46.9	44.3	5.9
Other financial services business	2.8	2.9	(3.4)

Total net investment income	$73.1	$69.6	5.0

Key indicators of net investment income:
Average assets under administration:
Retirement plan general account	$1,734.2	$1,579.4	9.8%
Individual annuities	2,994.1	2,717.4	10.2
Contribution from the fair value adjustment of the S&P 500 Index options	6.7	3.0	123.3
Commercial mortgage loan originations	209.5	196.3	6.7
Portfolio yields:
Fixed maturity securities	5.00%	5.26%
Commercial mortgage loans	6.30	6.42

The increase in net investment income for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to an increase in average individual annuity assets under administration resulting from individual annuity sales since the first quarter of 2011, and an increase in average retirement plan general account assets under administration. In addition, net investment income increased due to the change in fair value of our S&P 500 Index options. These increases were partially offset by a decrease of approximately $3.9 million of bond call premiums received on certain fixed maturity securities, and a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

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

The following table sets forth benefits to policyholders for the Asset Management segment:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Benefits to policyholders	$5.3	$5.8	(8.6)%

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment for the periods presented:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Interest credited	$45.6	$39.4	15.7%

Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$6.4	$2.0	220.0%
Average individual annuity assets under administration	2,994.1	2,717.4	10.2

The increase in interest credited for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to growth in our average individual fixed-rate annuity assets under administration in addition to an increase in the contribution from the fair value adjustment of index-based guarantees. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Operating expenses	$30.2	$29.4	2.7%

The slight increase in Asset Management operating expenses for the first quarter of 2012 compared to the first quarter of 2011 was due primarily to increased business related service and administrative costs.

Other

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results for the Other category:

	Three Months Ended March 31,
	2012	2011	Percent Change

	(Dollars in millions)
Loss before income taxes	$13.4	$15.5	(13.5)%

The decrease in losses before income taxes for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a decrease in net capital losses and operating expenses, partially offset by a decrease in net investment income.

Net Capital Gains (Losses)

Net capital gains and losses generally are not likely to occur in a stable pattern and primarily occur as a result of OTTI of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and sales of our assets for more or less than carrying value.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net capital gains (losses):
Fixed maturity securities	$1.2	$3.5
Commercial mortgage loans	(1.1)	(8.6)
Real estate investments	—	5.3
Real estate owned	(0.4)	(2.5)
Other	0.1	(0.2)

Total net capital losses	$(0.2)	$(2.5)

Key components of net capital gains (losses):
Provision to our commercial mortgage loan loss allowance	$(1.3)	$(8.7)
OTTI on fixed maturity securities	(0.8)	(0.9)
OTTI on real estate owned	(0.4)	(1.5)

Net capital losses for the first quarter of 2012 were primarily related to our commercial mortgage loan loss allowance provision and OTTI on fixed maturity securities. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at March 31, 2012.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds without make-whole provisions represented 6.9% of our fixed maturity security portfolio at March 31, 2012. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 95% of the commercial mortgage loans we originate contain this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $128.0 million for the first quarter of 2012, compared to $70.7 million for the first quarter of 2011.

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

Net cash used in investing activities was $198.6 million and $164.3 million for the first quarter of 2012 and 2011, respectively. The increase in net cash used in investing activities for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to lower net purchases of fixed maturity securities in the first quarter of 2012.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At March 31, 2012, our portfolio consisted of 56.6% fixed maturity securities, 41.1% commercial mortgage loans and 2.3% of real estate and other invested assets.

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

The following table sets forth fixed maturity securities and associated key indicators:

	March 31, 2012	December 31, 2011	Change
	(Dollars in millions)
Fixed maturity securities	$6,863.8	$6,769.5	1.4%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A	A

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.6%	5.6%
Managed by a third party	$325.1	$311.3	4.4%

Fixed maturity securities on our watch list:
Fair value	8.7	8.9	$(0.2)
Amortized cost after OTTI	10.4	12.2	(1.8)

Gross unrealized capital gains in our fixed maturity securities portfolio	566.6	580.5	(2.4)%
Gross unrealized capital losses in our fixed maturity securities portfolio	(7.0)	(20.9)	66.5

We recorded OTTI of $0.8 million and $0.9 million for the first quarters of 2012 and 2011, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at March 31, 2012.

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

The following table sets forth commercial mortgage loan originations:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in millions)
Commercial mortgage loan originations	$209.5	$196.3	6.7%

The increase in commercial mortgage loan originations for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to increased purchase and sale activity in the commercial real estate market.

The following table sets forth commercial mortgage loan servicing data:

	March 31, 2012	December 31, 2011	Percent Change
	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$4,978.9	$4,901.0	1.6%
For other institutional investors	2,686.9	2,691.6	(0.2)

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	7.1	7.2	(1.4)

The estimated average loan to value ratio for the overall portfolio was less than 70% at March 31, 2012. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at March 31, 2012. We have the contractual ability to pursue personal recourse on approximately 74% of our loans and partial personal recourse on a majority of the remaining loans. The average capitalization rate for the portfolio at March 31, 2012 was approximately 9%. Capitalization rates are used as part of our annual internal analysis of the commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At March 31, 2012, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in millions)
Property type:
Retail	$2,469.0	49.6%	$2,457.8	50.1%
Office	925.9	18.6	911.1	18.6
Industrial	923.0	18.5	900.4	18.4
Hotel/motel	259.2	5.2	241.9	4.9
Commercial	187.5	3.8	187.1	3.8
Apartment and other	215.6	4.3	204.0	4.2

Total commercial mortgage loans	$4,980.2	100.0%	$4,902.3	100.0%

Geographic region:
Pacific	$1,745.5	35.0%	$1,699.3	34.7%
South Atlantic	973.2	19.5	953.8	19.5
Mountain	586.5	11.8	585.8	11.9
West South Central	614.9	12.3	605.3	12.3
East North Central	392.9	7.9	393.4	8.0
Middle Atlantic	249.0	5.0	243.8	5.0
West North Central	186.9	3.8	184.8	3.8
East South Central	127.2	2.6	129.9	2.6
New England	104.1	2.1	106.2	2.2

Total commercial mortgage loans	$4,980.2	100.0%	$4,902.3	100.0%

U.S. state:
California	$1,366.2	27.4%	$1,332.0	27.2%
Texas	560.3	11.2	550.8	11.2
Florida	306.7	6.2	305.3	6.2
Georgia	283.3	5.7	270.1	5.5
Other states	2,463.7	49.5	2,444.1	49.9

Total commercial mortgage loans	$4,980.2	100.0%	$4,902.3	100.0%

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

At March 31, 2012, our ten largest borrowers represented less than 9% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of two borrowers that individually ranged from 1% to 2% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2012, we had outstanding commitments to fund commercial mortgage loans totaling $118.6 million, with fixed interest rates ranging from 4.625% to 6.375%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	March 31, 2012	December 31, 2011	Percent Change

	(Dollars in millions)
Commercial mortgage loans 60 day delinquencies:
Book value	$16.6	$17.1	(2.9	) %
Delinquency rate	0.33%	0.34%
In process of foreclosure	$7.5	$5.1	47.1

Restructured commercial mortgage loans on a statutory basis	88.9	93.7	(5.1)

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain contained. We have steadfastly avoided the types of structured products that do not meet an adequate level of transparency for good decision making.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended March 31,
	2012	2011	Change

	(Dollars in millions)
Number of loans	11	12	(1)
Book value	$8.6	$10.0	$(1.4)
Real estate acquired	6.8	5.2	1.6

Real estate acquired through foreclosure or accepted as deeds in lieu of foreclosure is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received. Real estate acquired during the first quarter of 2012 increased from the first quarter of 2011 primarily due to properties acquired having higher average book values in the first quarter of 2012 compared to the first quarter of 2011. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended March 31,
	2012	2011	Dollar Change

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$48.1	$36.1	$12.0
Provision	1.3	8.7	(7.4)
Charge-offs, net	(3.8)	(5.4)	1.6

Ending balance	$45.6	$39.4	$6.2

The smaller provision for the commercial mortgage loan loss allowance for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to decreases in the provision on restructured and 60 day delinquent commercial mortgage loans during the first quarter of 2012. The decrease to charge-offs for the first quarter of 2012 compared to the first quarter of 2011 was primarily related to a decrease in foreclosures and the acceptance of deeds in lieu of foreclosure on commercial mortgage loans during the first quarter of 2012.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	March 31, 2012	December 31, 2011	Dollar Change

	(In millions)
Impaired commercial mortgage loans with specific allowances for losses	$77.5	$75.8	$1.7
Impaired commercial mortgage loans without specific allowances for losses	26.7	28.9	(2.2)
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(25.5)	(26.6)	1.1

Net carrying value of impaired commercial mortgage loans	$78.7	$78.1	$0.6

An impaired commercial mortgage loan is a loan where we do not expect to receive contractual principal and interest in accordance with the terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. The increase in the impaired commercial mortgage loans at March 31, 2012 compared to December 31, 2011 was primarily due to an increase in restructured commercial mortgage loans that were not performing to the contractual terms of their loan agreements.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Three Months Ended March 31,
	2012	2011	Dollar Change
	(In millions)
Average recorded investment	$104.4	$86.6	$17.8

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.1 million and $1.2 million for the first quarter of 2012 and 2011, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $1.1 million and $0.7 million for the first quarters of 2012 and 2011, respectively.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $48.2 million and $28.1 million for the first quarters of 2012 and 2011, respectively. The increase in funds provided by financing cash flows for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a decrease in cash used to repurchase shares of common stock, partially offset by an decrease in the level of new individual annuity deposits, resulting in a smaller increase of policyholder deposits net of withdrawals. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a $200 million senior unsecured revolving credit facility (“Facility”). The Facility will remain at $200 million through June 15, 2012, and will decrease to $165 million thereafter until final maturity on June 15, 2013. Borrowings under the Facility will continue to be used to provide for working capital, for issuance of letters of credit and for our general corporate purposes.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.04 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income. At March 31, 2012, we had a total debt to total capitalization ratio of 24.3% and consolidated net worth of $1.72 billion as defined by the financial covenants. We believe we will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon our total debt to total capitalization ratio and includes interest based on a Eurodollar margin, plus facility and utilization fees. At March 31, 2012, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

We have $250 million of 6.875%, 10-year senior notes (“Senior Notes”), which mature on September 25, 2012. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually in April and October. We have adequate resources to repay or refinance the Senior Notes and are currently evaluating our capital opportunities.

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

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. The target for our insurance subsidiaries is generally to maintain capital at 300% of the Company Action Level of Risk-based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated capital of 332% of the Company Action Level RBC at March 31, 2012. At March 31, 2012, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.33 billion.

Capital growth from our insurance subsidiaries is generally a result of generated income, less a charge for business growth, measured by insurance premium growth, which includes individual annuity sales. The level of capital in excess of targeted RBC we generate varies inversely in relation to the level of our premium growth. As premium growth increases, capital is utilized to fund additional reserve requirements, meet increased regulatory capital requirements based on premium and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target level. Higher levels of premium growth can result in increased utilization of capital beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital produced by the business exceeds the capital utilized to meet these requirements, which can result in additional capital above our targeted RBC level. At our expected growth rate and income levels, we anticipate generating between $90 million and $120 million of capital in excess of our 300% RBC target in 2012. In assessing our capital position, we also consider cash and capital at the holding company and non-insurance subsidiaries.

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

As of December 31, 2011, Standard’s net income after federal income taxes but before capital gains and losses was $144.0 million and capital and surplus was $1.19 billion. Based upon Standard’s results for 2011, the amount of ordinary dividend available without additional approval from the Oregon Insurance Division was $144.0 million over a 12-month rolling period.

Standard paid ordinary cash dividends to StanCorp of $10.0 million and $12.8 million for the first quarters of 2012 and 2011, respectively.

Dividends to Shareholders

The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that annual dividends to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on dividends from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by our Board of Directors. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999. In the fourth quarter of 2011, StanCorp paid an annual cash dividend of $0.89 per share, totaling $39.3 million.

Share Repurchases

On May 16, 2011, our Board of Directors authorized an additional 3.0 million shares of StanCorp common stock for its share repurchase program. The May 2011 authorization took effect upon the expiration of the February 2010 authorization and expires on December 31, 2012. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made at market prices on the transaction date.

The following table sets forth share repurchases activity:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	—	852,300
Cost of share repurchases	$—	$38.7
Volume weighted-average price per common share	—	45.45

Shares remaining under repurchase authorizations	3,000,000	1,456,600

Financial Strength and Credit Ratings

Financial strength ratings are gauges of our claims paying ability and are an important factor in establishing the competitive position of insurance companies. In addition, ratings are important for maintaining public confidence in our company and in our ability to market our products. Rating organizations regularly review the financial performance and condition of insurance companies. In addition, credit ratings on our Senior Notes and Subordinated Debt are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, adversely affect our ability to market our products and increase costs of future debt issuances.

S&P, Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company (“A.M. Best”) provide financial strength ratings on Standard.

Standard’s financial strength ratings as of April 2012 were:

S&P	Moody’s	A.M. Best
A+ (Strong)	A2 (Good)	A (Excellent)(1)
5th of 20 ratings	6th of 21 ratings	3rd of 13 ratings
Outlook: Stable	Outlook: Stable	Outlook: Stable

(1)	Also includes Standard Life Insurance Company of New York

Credit ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

Our debt ratings and issuer credit ratings as of April 2012, which we believe are indicators of our liquidity and ability to make payments, were:

	S&P	Moody’s	A.M. Best
StanCorp debt ratings:
Senior Notes	BBB+	Baa2	bbb+
Subordinated Debt	BBB-	Baa3	bbb-

Issuer credit ratings:
Standard	A+	—	a+(1)
StanCorp	BBB+	—	bbb+

Outlook	Stable	Stable	Negative(1)

(1)	Also includes Standard Life Insurance Company of New York

In April 2012, Moody’s lowered the financial strength rating for Standard and debt and issuer ratings for StanCorp. Moody’s has downgraded the insurance financial strength rating of Standard to A2 from A1, our senior unsecured debt to Baa2 from Baa1 and our subordinated debt to Baa3 from Baa2. These changes in ratings and outlook are primarily due to the recent increase in claims incidence in our group long term disability business. This rating action will not affect our ability to compete in the market. Our ratings continue to be high quality investment grade, and we are well positioned within the insurance industry.

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

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments, “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2010 through March 31, 2012 aggregated $1.0 million. At March 31, 2012, we maintained a reserve of $0.5 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended March 31,
	2012	2011	Dollar Change
	(In millions)
Statutory Results	$42.1	$43.7	$(1.6)
Adjusted GAAP Results	47.9	51.9	(4.0)

Difference	$(5.8)	$(8.2)	$2.4

The decrease in Statutory Results for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a decrease in premiums and annuity considerations for life and disability contracts partially offset by a decrease in reserves for the group disability business.

The narrowing of the spread between Statutory Results and Adjusted GAAP Results first quarter of 2012 was primarily due to a drop in the discount rate for GAAP reporting guidelines, which further aligns GAAP and statutory reserves for the group disability business.

The following table sets forth statutory capital and the associated asset valuation reserve:

	March 31, 2012	December 31, 2011	Percent Change
	(Dollars in millions)
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,331.5	$1,300.3	2.4%
Asset valuation reserve	111.7	107.2	4.2

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

We maintain an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At March 31, 2012, our fixed maturity securities watch list totaled $8.7 million at fair value and $10.4 million at amortized cost after OTTI. We recorded $0.8 million of OTTI related to credit loss due to impairments for the first quarter of 2012 and $0.9 million of OTTI related to credit loss due to impairments for the first quarter of 2011. We recorded no OTTI related to noncredit loss for the first quarters of 2012 and 2011. See Item 1, “Financial Statements—Notes to Unaudited Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Total real estate was $101.5 million at March 31, 2012, compared to $92.7 million at December 31, 2011. The $8.8 million increase in total real estate during the first quarter of 2012 was primarily due to a $9.1 million net increase in real estate owned that was acquired via foreclosure on commercial mortgage loans and deeds in lieu of foreclosure.

All Other Investments

Other invested assets include low income housing tax credit investments, derivative financial instruments and policy loans. Valuation adjustments for these investments are recognized using the specific identification method.

Low income housing tax credit investments are carried at fair value and are accounted for under the equity method of accounting. Valuation adjustments are reported as capital losses

Derivative financial instruments are carried at fair value, and valuation adjustments are reported as a component of net investment income. See “Note 11—Derivative Financial Instruments.”

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

In October 2010, the FASB issued Accounting Standards Update (‘ASU’) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs. The Company has adopted this standard retrospectively as of January 1, 2012, and comparative financial statements of prior periods have been adjusted.

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	December 31,	December 31,	December 31,
	March 31, 2012	December 31, 2011	Percent Change

	(Dollars in millions)
DAC	$281.6	$274.4	2.6%
VOBA	24.9	26.4	(5.7)
Other intangible assets	42.6	44.1	(3.4)

Total DAC, VOBA and other intangible assets	$349.1	$344.9	1.2

We defer certain acquisition costs that vary with and are directly related to the origination of new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. Changes in actual persistency are reflected in the calculated DAC balance. Costs that are not directly associated with the acquisition of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. During the first quarter of 2012, the Company recorded an $0.8 million impairment to VOBA due to experience related to the block of claims assumed from TIAA. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $63.9 million and $62.4 million at March 31, 2012 and December 31, 2011, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$61.0	21.7%	$60.7	22.1%
VOBA	6.2	24.9	7.1	26.9

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Decrease to DAC and VOBA	$ (0.8)	$—

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 8.3 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $32.1 million and $30.6 million at March 31, 2012 and December 31, 2011, respectively.

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

The following table sets forth total reserve balances by reserve type:

	March 31, 2012	December 31, 2011
	(In millions)
Reserves:
Policy reserves	$1,063.8	$1,061.2
Claim reserves	4,650.7	4,622.4

Total reserves	$5,714.5	$5,683.6

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

The following table sets forth total reserve balances by calculation methodology:

	March 31, 2012	Percent of Total	December 31, 2011	Percent of Total
	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,077.9	88.9%	$5,056.6	89.0%
Reserves determined by internally-developed formulas	629.4	11.0	620.7	10.9
Reserves based on subjective judgment	7.2	0.1	6.3	0.1

Total reserves	$5,714.5	100.0%	$5,683.6	100.0%

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

The following table sets forth policy reserves by block of business:

	March 31, 2012	December 31, 2011
	(In millions)
Policy reserves:
Individual disability insurance	$222.5	$219.8
Individual and group immediate annuity businesses	242.2	244.2
Individual life insurance	599.1	597.2

Total policy reserves	$1,063.8	$1,061.2

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

Individual life insurance.    Effective January 1, 2001, substantially all of our individual life policies and the associated reserves were ceded to Protective Life Insurance Company (“Protective Life”) under a reinsurance agreement. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the associated reserves remain on Standard’s consolidated balance sheets and an equal amount is recorded as a recoverable from the reinsurer. We also retain a small number of individual policies arising out of individual conversions from our group life policies.

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

The following table sets forth total claim reserves by block of business:

	March 31, 2012	December 31, 2011
	(In millions)
Claim reserves:
Group disability insurance	$3,160.6	$3,135.2
Individual disability insurance	721.5	721.8
Group life insurance	768.6	765.4

Total claim reserves	$4,650.7	$4,622.4

Group and individual disability insurance.    Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Discount rate	4.75%	4.75%	5.50%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The 75 basis point decrease in the discount rate for the first quarter of 2012 compared to the first quarter of 2011 was primarily the result of a continued low interest rate environment. A 75 basis point decrease in the discount rate for newly incurred claims results in a corresponding decrease in quarterly pre-tax income of $4.8 million. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the first quarter of 2012 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

The claim incidence rate for policy reserves and IBNR claim reserves can also fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. Claims incidence was more favorable for the first quarter of 2012 compared to the same period of 2011 for our long term disability insurance business.

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our group insurance lines of business of approximately +/-0.2% or $8.0 million. However, given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination rates over time could produce a change in reserves for our group insurance lines outside of this range.

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

We also have a postretirement benefit plan that includes medical and prescription drug benefits. A group term life insurance benefit was curtailed as of December 31, 2011. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan is limited to employees who had reached the age of 40 or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is sponsored and administered by Standard and is closed for new participants.

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

Income Taxes

We file a U.S. consolidated income tax return that includes all subsidiaries. Our U.S. income tax is calculated using regular corporate income tax rates on a tax base determined by laws and regulations administered by the Internal Revenue Service (‘IRS’). We also file corporate income tax returns in various states. The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse.

GAAP requires management to use a more likely than not standard to evaluate whether, based on available evidence, each deferred tax asset will be realized. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized. We have recorded a deferred tax asset for loss carry forwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Management is required to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions, as determined and measured by this interpretation, cannot be recognized in our financial statements.

We record income tax interest and penalties in the income tax provision according to our accounting policy.

Currently, years 2008 through 2011 are open for audit by the IRS.

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

The following factors could cause results to differ materially from management expectations as suggested by such forward-looking statements:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective utilization of capital, including our ability to achieve financing through debt or equity.
•	Changes in our liquidity needs and the liquidity of assets in our investment portfolios.
•	Ability to refinance or retire maturing debt.
•	Integration and performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level including changes in income tax rates and regulations or changes in U.S. GAAP accounting principles, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower type, property type and geographic region.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of commercial mortgage loan prepayment fees and participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.
•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Concentration of commercial mortgage loan assets by borrower.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3: QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp Financial Group, Inc. since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

ITEM 4: CONTROLS	AND PROCEDURES

Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2012, and designed to provide reasonable assurance that material information relating to the Company and the Company’s consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Risk factors that may affect our business are as follows:

•

Our reserves for future policy benefits and claims related to our current and future business, may prove to be inadequate—For certain of our product lines, we establish and carry, as a liability, actuarially determined reserves to meet our obligations for future policy benefits and claims. These reserves do not represent an exact calculation of our future benefit liabilities but instead are estimates based on assumptions, which can be materially affected by changes in the economy, changes in social perceptions about work ethics, emerging medical perceptions regarding physiological or psychological causes of disability, emerging or changing health issues and changes in industry regulation. Claims experience on our products can fluctuate widely from period to period. If actual events vary materially from our assumptions used when establishing the reserves to meet our obligations for future policy benefits and claims, we may be required to increase our reserves, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

Our deferred tax asset includes net operating losses which depend on future taxable income to be realized and may be limited or impaired by future ownership changes—Our deferred tax assets include federal, state and local net operating losses. Certain of our subsidiaries as a group have generated losses in recent years. Net operating losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. There can be no assurance that we will generate the future taxable income necessary to utilize our net operating losses. Furthermore, the availability of these losses to be utilized in the future can become limited if certain changes in company structure or income levels occur. In such a circumstance, we may be unable to utilize the losses even in the event the company generates future taxable income.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—Our 10-year senior notes of $250 million will mature in September 2012. Should market conditions and credit availability worsen, we could be required to consider alternative means of raising replacement capital for our senior notes.

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

•

Declining equity markets and low interest rates could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long-term rate of return on plan assets and the employee work force. Declines in the discount rate or the rate of return on plan assets resulting from the current economic downturn could increase our required cash contributions or pension-related expenses in future periods. The funding status of the Company’s pension plans is evaluated annually during the fourth quarter.

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
•

If the U.S. economy and global financial markets do not continue to recover, it could have a lasting adverse effect on us—In addition to the risks we noted above that we are currently facing, if the U.S. economy and global financial markets do not continue to recover, we could be adversely affected in the following ways:

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.
•	Continued pressure on budgets for public institutions could impact our customer groups in this sector, which represents a significant customer group for our employee benefits business.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1-31, 2012	—	$—	—	3,000,000
February 1-29, 2012	—	—	—	3,000,000
March 1-31, 2012	—	—	—	3,000,000

Total first quarter	—	—	—	3,000,000

On May 16, 2011, our Board of Directors authorized an additional 3.0 million shares of StanCorp common stock for its share repurchase program. The May 2011 authorization took effect upon the expiration of the February 2010 authorization and expires on December 31, 2012. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made at market prices on the transaction date. We will evaluate share repurchases opportunistically based on equity markets, capital levels and our assessment of the direction of the overall economy.

The following table sets forth share repurchase activity:

	Three Months Ended March 31,
	2012	2011

	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	—	852,300
Cost of share repurchases	$—	$38.7
Weighted-average price per common share	—	45.45

Shares remaining under repurchase authorizations	3,000,000	1,456,600

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

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

On February 14, 2012, the Board of Directors approved a revised form of long-term incentive agreement for senior executives to be effective for performance years starting in 2012. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.15.

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 10.15	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

10.15	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period)	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.