Form 10-Q
period 2012-06-30
STANCORP FINANCIAL GROUP INC
filed 2012-08-08
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 27, 2012, there were 44,121,733 shares of the registrant’s common stock, no par value, outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Premiums	$548.1	$537.0	$1,101.4	$1,070.8
Administrative fees	29.8	29.5	58.4	58.9
Net investment income	151.4	152.6	311.1	309.6
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(1.7)	(0.5)	(2.5)	(1.4)
All other net capital losses	(2.3)	(12.6)	(1.7)	(14.2)

Total net capital losses	(4.0)	(13.1)	(4.2)	(15.6)

Total revenues	725.3	706.0	1,466.7	1,423.7

Benefits and expenses:
Benefits to policyholders	475.9	452.4	925.9	892.5
Interest credited	39.2	40.0	86.4	80.4
Operating expenses	116.7	118.1	240.6	236.4
Commissions and bonuses	51.3	54.2	106.7	113.0
Premium taxes	9.5	8.9	19.5	18.3
Interest expense	9.8	9.8	19.5	19.5
Net decrease (increase) in deferred acquisition costs, value of business acquired and other intangible assets	0.3	(2.0)	(2.2)	(10.4)

Total benefits and expenses	702.7	681.4	1,396.4	1,349.7

Income before income taxes	22.6	24.6	70.3	74.0
Income taxes	2.6	6.8	15.1	22.9

Net income	$20.0	$17.8	$55.2	$51.1

Net income per common share:
Basic	$0.45	$0.40	$1.25	$1.12
Diluted	0.45	0.40	1.24	1.12
Weighted-average common shares outstanding:
Basic	44,266,776	44,868,646	44,296,945	45,398,006
Diluted	44,354,720	45,056,472	44,407,325	45,619,277

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$20.0	$17.8	$55.2	$51.1
Other comprehensive income, net of tax:
Unrealized gains on securities—available-for-sale:
Net unrealized capital gains on securities—available-for-sale(1)	$39.3	$35.0	$40.6	$26.0
Reclassification adjustment for net capital gains included in net income(2)	(0.6)	(1.2)	(1.4)	(4.0)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	—	—	0.4	1.5
Reclassification adjustment for amortization to net periodic pension cost, net(4)	1.6	0.8	3.2	1.6

Total other comprehensive income, net of tax	40.3	34.6	42.8	25.1

Comprehensive income	$60.3	$52.4	$98.0	$76.2

(1)

Net of taxes of $21.2 million and $18.8 million for the three months ended June 30, 2012 and 2011, respectively; and $21.9 million and $14.0 million for six months ended June 30, 2012 and 2011, respectively.

(2)

Net of taxes of $(0.3) million and $(0.6) million for the three months ended June 30, 2012 and 2011, respectively; and $(0.8) million and $(2.2) million for six months ended June 30, 2012 and 2011, respectively.

(3)	Net of taxes of $0.2 million and $0.8 million for six months ended June 30, 2012 and 2011, respectively.
(4)

Net of taxes of $0.9 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively; and $1.7 million and $0.9 million for six months ended June 30, 2012 and 2011, respectively.

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2012	December 31, 2011
A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,359.4 and $6,209.9)	$6,977.2	$6,769.5
Commercial mortgage loans, net	5,098.7	4,902.3
Real estate, net	104.1	92.7
Other invested assets	184.4	130.9

Total investments	12,364.4	11,895.4
Cash and cash equivalents	129.5	138.4
Premiums and other receivables	125.4	118.8
Accrued investment income	112.0	111.7
Amounts recoverable from reinsurers	956.1	949.3
Deferred acquisition costs, value of business acquired and other intangible assets, net	350.4	344.9
Goodwill	36.0	36.0
Property and equipment, net	96.7	101.3
Other assets	103.5	113.9
Separate account assets	4,867.2	4,593.5

Total assets	$19,141.2	$18,403.2

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,773.0	$5,683.6
Other policyholder funds	5,280.7	5,078.1
Deferred tax liabilities, net	138.2	103.0
Short-term debt	251.0	251.2
Long-term debt	301.2	300.9
Other liabilities	444.4	402.5
Separate account liabilities	4,867.2	4,593.5

Total liabilities	17,055.7	16,412.8

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 44,116,208 and 44,268,859 shares issued at June 30, 2012 and December 31, 2011, respectively	79.5	82.4
Accumulated other comprehensive income	277.9	235.1
Retained earnings	1,728.1	1,672.9

Total shareholders’ equity	2,085.5	1,990.4

Total liabilities and shareholders’ equity	$19,141.2	$18,403.2

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

			Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2011	46,159,387	$158.2	$160.9	$1,575.5	$1,894.6
Net income	—	—	—	136.7	136.7
Other comprehensive income, net of tax	—	—	74.2	—	74.2
Common stock:
Repurchased	(2,180,100)	(90.3)	—	—	(90.3)
Issued under share-based compensation plans, net	289,572	14.5	—	—	14.5
Dividends declared on common stock	—	—	—	(39.3)	(39.3)

Balance, December 31, 2011	44,268,859	82.4	235.1	1,672.9	1,990.4

Net income	—	—	—	55.2	55.2
Other comprehensive income, net of tax	—	—	42.8	—	42.8

Common stock:
Repurchased	(279,700)	(10.0)	—	—	(10.0)
Issued under share-based compensation plans, net	127,049	7.1	—	—	7.1

Balance, June 30, 2012	44,116,208	$79.5	$277.9	$1,728.1	$2,085.5

See Condensed Notes to Unaudited Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2012	2011
Operating:
Net income	$55.2	$51.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	4.2	15.6
Depreciation and amortization	59.9	62.3
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(38.6)	(44.4)
Deferred income taxes	13.2	(6.3)
Changes in other assets and liabilities:
Receivables and accrued income	(13.5)	(15.0)
Future policy benefits and claims	87.6	76.9
Other, net	32.0	(8.0)

Net cash provided by operating activities	200.0	132.2

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	426.3	571.8
Proceeds from sale or repayment of commercial mortgage loans	302.4	229.4
Proceeds from sale of real estate	4.0	29.4
Acquisition of fixed maturity securities—available-for-sale	(577.5)	(667.0)
Acquisition or origination of commercial mortgage loans	(518.5)	(493.3)
Acquisition of real estate	(0.6)	(2.7)
Acquisition of other invested assets	(32.7)	(29.7)
Acquisition of property and equipment, net	(8.5)	(6.5)

Net cash used in investing activities	(405.1)	(368.6)

Financing:
Policyholder fund deposits	980.8	1,019.5
Policyholder fund withdrawals	(778.2)	(748.6)
Short-term debt, net	(0.2)	(0.8)
Long-term debt	0.3	(0.5)
Issuance of common stock	3.5	6.2
Repurchases of common stock	(10.0)	(80.3)

Net cash provided by financing activities	196.2	195.5

Decrease in cash and cash equivalents	(8.9)	(40.9)
Cash and cash equivalents, beginning of period	138.4	152.0

Cash and cash equivalents, end of period	$129.5	$111.1

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$101.7	$104.2
Income taxes	0.8	59.5
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	13.3	10.1
Commercial mortgage loans originated on real estate sold	0.8	14.5

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

Standard holds interests in low-income housing tax credit investments. These interests do not meet the requirements for consolidation under existing accounting standards, and thus the Company’s interests in the low-income housing tax credit investments are accounted for under the equity method of accounting. The total investment in these interests was $181.8 million and $128.0 million at June 30, 2012 and December 31, 2011, respectively.

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

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2012, and for the results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. Interim results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. This report should be read in conjunction with the Company’s 2011 annual report on Form 10-K and the Company’s current report on Form 8-K dated July 18, 2012 which updated certain items in the Company’s annual report on Form 10-K for the retrospective adoption of ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (in millions)	$20.0	$17.8	$55.2	$51.1

Basic weighted-average common shares outstanding	44,266,776	44,868,646	44,296,945	45,398,006
Stock options	87,944	187,826	106,584	219,275
Stock awards	—	—	3,796	1,996

Diluted weighted-average common shares outstanding	44,354,720	45,056,472	44,407,325	45,619,277

Net income per common share:
Net income per basic common share	$0.45	$0.40	$1.25	$1.12
Net income per diluted common share	0.45	0.40	1.24	1.12
Antidilutive shares not included in net income per diluted common share calculation	2,199,670	1,367,485	2,139,650	1,270,435

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. Of the 4.8 million shares of common stock authorized for the 2002 Plan, 0.9 million shares or options for shares remain available for grant at June 30, 2012. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 3.5 million shares authorized for the ESPP, 1.7 million shares remain available for issuance at June 30, 2012.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(In millions)
Compensation cost	$1.6	$1.5	$3.9	$3.1
Related income tax benefit	0.5	0.5	1.3	1.1

The Company has provided three types of share-based compensation pursuant to the 2002 Plan: option grants, stock award grants and director stock grants.

Option Grants

Options are granted to officers and certain non-officer employees. Options are granted with an exercise price equal to the closing market price of StanCorp common stock on the grant date. Options generally vest in equal installments on the first four anniversaries of the vesting reference date.

The Company granted 225,133 and 236,785 options for the first six months of 2012 and 2011, respectively, at a weighted-average exercise price of $39.58 and $45.46, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first six months of 2012 and 2011 was $14.44 and $17.48, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At June 30, 2012, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $7.1 million. This compensation cost will be recognized over a weighted-average period of 2.7 years.

Stock Award Grants

The Company grants performance-based stock awards (“Performance Shares”) to designated senior officers. The payout for these awards is based on the Company’s financial performance over a three-year period. Performance Share grants represent the maximum number of shares of StanCorp common stock issuable to the designated senior officers. The actual number of shares issued at the end of the performance period is based on satisfaction of employment and Company financial performance conditions, with a portion of the shares withheld to cover required tax withholding. Under the 2002 Plan, the Company had 0.6 million shares available for issuance as stock award grants at June 30, 2012.

The Company granted 179,818 and 116,978 Performance Shares for the first six months of 2012 and 2011, respectively.

The Company issued 9,899 and 4,906 shares of StanCorp common stock for the first six months of 2012 and 2011, respectively, to redeem Performance Shares that vested following the 2011 and 2010 performance periods, net of Performance Shares withheld to cover the required taxes.

The fair value of the Performance Shares is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $15.3 million in additional compensation cost would be recognized through 2014. Assuming that the target performance is achieved for each performance goal, $8.1 million in additional compensation cost would be recognized through 2014. Assuming that the maximum performance is achieved this cost is would be recognized over a weighted-average period of 1.8 years.

Director Stock Grants

Effective May 7, 2012, each director who is not an employee of the Company receives annual compensation of StanCorp common stock with a fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting.

The Company issued 9,489 and 10,399 shares of StanCorp common stock for the second quarters of 2012 and 2011, respectively, related to the annual Director stock grant.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(In millions)
Compensation cost	$0.3	$0.3	$0.9	$0.8
Related income tax benefit	0.1	0.1	0.3	0.3

4.	RETIREMENT BENEFITS

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

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(In millions)
Components of net periodic benefit cost:
Service cost	$2.4	$2.5	$4.9	$5.0
Interest cost	4.2	4.6	8.3	9.1
Expected return on plan assets	(6.7)	(5.6)	(13.3)	(11.2)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of net actuarial loss	2.3	1.0	4.4	1.9

Net periodic benefit cost	2.3	2.6	4.6	5.1

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial loss	(2.3)	(1.0)	(4.4)	(1.9)

Total recognized in other comprehensive income	(2.4)	(1.1)	(4.7)	(2.2)

Total recognized in net periodic benefit cost and other comprehensive income	$(0.1)	$1.5	$(0.1)	$2.9

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

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(In millions)
Components of net periodic benefit cost:
Service cost	$0.2	$0.4	$0.4	$0.4
Interest cost	0.5	0.5	0.9	1.0
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.1)

Net periodic benefit cost	0.4	0.6	0.7	0.9

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net gain	—	—	(0.7)	(2.3)
Amortization of prior service cost	0.1	0.1	0.2	0.1

Total recognized in other comprehensive income	0.1	0.1	(0.5)	(2.2)

Total recognized in net periodic benefit cost and other comprehensive income	$0.5	$0.7	$0.2	$(1.3)

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.3 million and $2.7 million for the second quarters of 2012 and 2011, respectively, and $5.4 million and $5.8 million for the first six months of 2012 and 2011, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.3 million at June 30, 2012 and $10.7 million at December 31, 2011.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $28.8 million and $28.5 million at June 30, 2012 and December 31, 2011, respectively. Expenses were $0.7 million and $0.7 million for the second quarters of 2012 and 2011, respectively, and were $1.3 million and $1.4 million for the first six months of 2012 and 2011, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income was $5.4 million and $5.7 million at June 30, 2012 and December 31, 2011, respectively.

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

The following table sets forth intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(In millions)
Intersegment administrative fee revenues	$4.4	$4.3	$8.8	$8.2

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$223.8	$224.5	$448.7	$446.1
Group long term disability	200.2	201.4	404.4	401.5
Group short term disability	54.0	52.5	107.8	103.9
Group other	19.6	20.2	39.5	40.0
Experience rated refunds	7.1	(5.7)	11.2	(10.2)

Total group insurance	504.7	492.9	1,011.6	981.3
Individual disability insurance	41.8	42.7	86.0	84.8

Total Insurance Services premiums	546.5	535.6	1,097.6	1,066.1

Asset Management:
Retirement plans	0.4	—	1.2	0.7
Individual annuities	1.2	1.4	2.6	4.0

Total Asset Management premiums	1.6	1.4	3.8	4.7

Total premiums	$548.1	$537.0	$1,101.4	$1,070.8

Administrative fees:
Insurance Services:
Group insurance	$4.2	$2.9	$7.2	$5.5
Individual disability insurance	—	—	0.1	0.1

Total Insurance Services administrative fees	4.2	2.9	7.3	5.6

Asset Management:
Retirement plans	22.3	23.2	44.5	46.2
Other financial services businesses	7.7	7.7	15.4	15.3

Total Asset Management administrative fees	30.0	30.9	59.9	61.5

Other	(4.4)	(4.3)	(8.8)	(8.2)

Total administrative fees	$29.8	$29.5	$58.4	$58.9

Net investment income:
Insurance Services:
Group insurance	$70.5	$72.0	$141.8	$143.3
Individual disability insurance	13.1	13.4	26.4	26.5

Total Insurance Services net investment income	83.6	85.4	168.2	169.8

Asset Management:
Retirement plans	23.4	22.0	46.8	44.4
Individual annuities	37.7	39.5	84.6	83.8
Other financial services businesses	3.5	3.4	6.3	6.3

Total Asset Management net investment income	64.6	64.9	137.7	134.5

Other	3.2	2.3	5.2	5.3

Total net investment income	$151.4	$152.6	$311.1	$309.6

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total

	(In millions)
Three Months Ended June 30, 2012
Revenues:
Premiums	$546.5	$1.6	$—	$548.1
Administrative fees	4.2	30.0	(4.4)	29.8
Net investment income	83.6	64.6	3.2	151.4
Net capital losses	—	—	(4.0)	(4.0)

Total revenues	634.3	96.2	(5.2)	725.3

Benefits and expenses:
Benefits to policyholders	471.0	4.9	—	475.9
Interest credited	1.0	38.2	—	39.2
Operating expenses	86.5	29.3	0.9	116.7
Commissions and bonuses	42.0	9.3	—	51.3
Premium taxes	9.5	—	—	9.5
Interest expense	—	—	9.8	9.8
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	1.0	(0.7)	—	0.3

Total benefits and expenses	611.0	81.0	10.7	702.7

Income (loss) before income taxes	$23.3	$15.2	$(15.9)	$22.6

	Insurance Services	Asset Management	Other	Total

	(In millions)
Three Months Ended June 30, 2011
Revenues:
Premiums	$535.6	$1.4	$—	$537.0
Administrative fees	2.9	30.9	(4.3)	29.5
Net investment income	85.4	64.9	2.3	152.6
Net capital losses	—	—	(13.1)	(13.1)

Total revenues	623.9	97.2	(15.1)	706.0

Benefits and expenses:
Benefits to policyholders	448.1	4.3	—	452.4
Interest credited	1.6	38.4	—	40.0
Operating expenses	85.7	28.9	3.5	118.1
Commissions and bonuses	43.7	10.5	—	54.2
Premium taxes	8.8	0.1	—	8.9
Interest expense	—	—	9.8	9.8
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(0.9)	(1.1)	—	(2.0)

Total benefits and expenses	587.0	81.1	13.3	681.4

Income (loss) before income taxes	$36.9	$16.1	$(28.4)	$24.6

	Insurance Services	Asset Management	Other	Total

	(In millions)
Six Months Ended June 30, 2012
Revenues:
Premiums	$1,097.6	$3.8	$—	$1,101.4
Administrative fees	7.3	59.9	(8.8)	58.4
Net investment income	168.2	137.7	5.2	311.1
Net capital losses	—	—	(4.2)	(4.2)

Total revenues	1,273.1	201.4	(7.8)	1,466.7

Benefits and expenses:
Benefits to policyholders	915.7	10.2	—	925.9
Interest credited	2.6	83.8	—	86.4
Operating expenses	179.1	59.5	2.0	240.6
Commissions and bonuses	90.7	16.0	—	106.7
Premium taxes	19.5	—	—	19.5
Interest expense	—	—	19.5	19.5
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(3.9)	1.7	—	(2.2)

Total benefits and expenses	1,203.7	171.2	21.5	1,396.4

Income (loss) before income taxes	$69.4	$30.2	$(29.3)	$70.3

Total assets	$8,256.4	$10,464.2	$420.6	$19,141.2

	Insurance Services	Asset Management	Other	Total

	(In millions)
Six Months Ended June 30, 2011
Revenues:
Premiums	$1,066.1	$4.7	$—	$1,070.8
Administrative fees	5.6	61.5	(8.2)	58.9
Net investment income	169.8	134.5	5.3	309.6
Net capital losses	—	—	(15.6)	(15.6)

Total revenues	1,241.5	200.7	(18.5)	1,423.7

Benefits and expenses:
Benefits to policyholders	882.4	10.1	—	892.5
Interest credited	2.6	77.8	—	80.4
Operating expenses	172.2	58.3	5.9	236.4
Commissions and bonuses	94.2	18.8	—	113.0
Premium taxes	18.2	0.1	—	18.3
Interest expense	—	—	19.5	19.5
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(11.0)	0.6	—	(10.4)

Total benefits and expenses	1,158.6	165.7	25.4	1,349.7

Income (loss) before income taxes	$82.9	$35.0	$(43.9)	$74.0

Total assets	$7,916.1	$10,132.9	$376.5	$18,425.5

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach, which uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following table sets forth the estimated fair value and the carrying value of each financial instrument:

	June 30, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(In millions)
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$433.8	$433.8	$—	$433.8	$—
U.S. state and political subdivision bonds	177.6	177.6	—	175.8	1.8
Foreign government bonds	71.8	71.8	—	71.8	—
Corporate bonds	6,281.6	6,281.6	—	6,223.0	58.6
S&P 500 Index options	12.4	12.4	—	—	12.4

Total fixed maturity securities	$6,977.2	$6,977.2	$—	$6,904.4	$72.8

Commercial mortgage loans, net	$5,098.7	$5,696.4	$—	$—	$5,696.4
Policy loans	2.7	2.7	—	—	2.7
Separate account assets	4,867.2	4,867.2	4,724.5	142.7	—
Liabilities:
Total other policyholder funds, investment type contracts	$4,645.2	$4,955.7	$—	$—	$4,955.7
Index-based interest guarantees	56.0	56.0	—	—	56.0
Short-term debt	251.0	258.6	—	258.6	—
Long-term debt	301.2	282.1	—	282.1	—

	December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(In millions)
Assets:
Fixed maturity securities:
U.S. government and agency bonds	$452.1	$452.1	$—	$451.6	$0.5
U.S. state and political subdivision bonds	178.8	178.8	—	177.4	1.4
Foreign government bonds	72.1	72.1	—	72.1	—
Corporate bonds	6,059.3	6,059.3	—	5,995.3	64.0
S&P 500 Index options	7.2	7.2	—	—	7.2

Total fixed maturity securities	$6,769.5	$6,769.5	$—	$6,696.4	$73.1

Commercial mortgage loans, net	$4,902.3	$5,450.9	$—	$—	$5,450.9
Policy loans	2.9	2.9	—	—	2.9
Separate account assets	4,593.5	4,593.5	4,444.4	149.1	—
Liabilities:
Total other policyholder funds, investment type contracts	$4,449.2	$4,804.8	$—	$—	$4,804.8
Index-based interest guarantees	49.5	49.5	—	—	49.5
Short-term debt	251.2	263.7	—	263.7	—
Long-term debt	300.9	272.0	—	272.0	—

Financial Instruments Not Recorded at Fair Value

The Company did not elect to measure and record commercial mortgage loans, policy loans, other policyholders funds that are investment-type contracts, short-term debt, or long-term debt at fair value on the consolidated balance sheets.

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

The fair value for short-term and long-term debt was predominantly based on quoted market prices as of June 30, 2012 and December 31, 2011, and trades occurring close to June 30, 2012 and December 31, 2011.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of June 30, 2012 or December 31, 2011.

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

While valuations for the S&P 500 Index options are sensitive to a number of variables, valuations for S&P 500 Index options purchased are most sensitive to changes in the estimates of bid ask spreads, or the S&P 500 Index value, and the implied volatilities of this index. Significant fluctuations in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, an increase or decrease used in the assumption for the implied volatilities and in the S&P 500 Index value would result in a directionally similar change in the fair value of the asset.

Valuations for the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to the S&P 500 Index value, the implied volatilities of this index, and LIBOR as reported by Bloomberg. Generally, a significant increase or decrease used in the assumption for the implied volatilities and in the S&P 500 Index value would result in a directionally similar change, while an increase or decrease in LIBOR would result in a directionally opposite change in the fair value of the liability.

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

Quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value is as follows:

	June 30, 2012 (Dollars in millions)
	Fair Value	Valuation Technique	Unobservable Input	Range of inputs
S&P 500 Index options	$12.4	Black-Scholes Option Pricing model	Various assumptions	(a)
Index-based interest guarantees	56.0	Discounted Cash Flow	Expected future option purchase	1%-5%
			Various assumptions	(b)
		Black-Scholes Option Pricing model	Various assumptions	(a)
Commercial mortgage loans	55.4	Appraisals	Discount for dated appraisal	0%-50%
		Cash Flows	Capitalization rate (c)	7%-14%
Real estate owned	27.0	Appraisals	Discount for dated appraisal	0%-50%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 index.
(b)	Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36%.
(c)	Capitalization rates are used as an internal analysis in converting the underlying property’s income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended June 30, 2012
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning balance	$—	$1.8	$53.1	$14.3	$69.2	$55.3
Total realized/unrealized gains (losses):
Included in net income	—	—	—	(2.3)	(2.3)	(1.7)
Included in other comprehensive income (loss)	—	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.8	2.8	—
Issuances	—	—	—	—	—	3.1
Sales	—	—	—	—	—	—
Settlements	—	—	—	(2.4)	(2.4)	(0.7)
Transfers into level 3	—	—	5.5	—	5.5	—
Transfers out of level 3	—	—	—	—	—	—

Ending balance	$—	$1.8	$58.6	$12.4	$72.8	$56.0

	Three Months Ended June 30, 2011
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning balance	$0.9	$1.4	$56.0	$14.2	$72.5	$50.8
Total realized/unrealized gains (losses):
Included in net income	—	—	—	0.8	0.8	0.1
Included in other comprehensive income (loss)	(0.2)	—	0.1	—	(0.1)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.4	2.4	—
Issuances	—	—	—	—	—	0.6
Sales	—	—	(0.9)	—	(0.9)	—
Settlements	—	—	—	(4.6)	(4.6)	(0.4)
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—

Ending balance	$0.7	$1.4	$55.2	$12.8	$70.1	$51.1

	Six Months Ended June 30, 2012
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning balance	$0.5	$1.4	$64.0	$7.2	$73.1	$49.5
Total realized/unrealized gains (losses):
Included in net income	—	—	—	4.4	4.4	4.7
Included in other comprehensive income (loss)	—	—	(1.4)	—	(1.4)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	4.8	4.8	—
Issuances	—	—	—	—	—	3.2
Sales	—	—	—	—	—	—
Settlements	—	—	—	(4.0)	(4.0)	(1.4)
Transfers into level 3	—	0.4	5.5	—	5.9	—
Transfers out of level 3	(0.5)	—	(9.5)	—	(10.0)	—

Ending balance	$—	$1.8	$58.6	$12.4	$72.8	$56.0

	Six Months Ended June 30, 2011
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning balance	$0.9	$1.7	$59.0	$13.3	$74.9	$48.5
Total realized/unrealized gains (losses):
Included in net income	—	—	—	3.8	3.8	2.1
Included in other comprehensive income (loss)	(0.2)	0.1	(2.1)	—	(2.2)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	4.7	4.7	—
Issuances	—	—	—	—	—	1.2
Sales	—	—	(1.7)	—	(1.7)	—
Settlements	—	—	—	(9.0)	(9.0)	(0.7)
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	(0.4)	—	—	(0.4)	—

Ending balance	$0.7	$1.4	$55.2	$12.8	$70.1	$51.1

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions in the market. There were no transfers between Level 1 and Level 2 for the second quarter of 2012 and 2011.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(In millions)
Assets:
S&P 500 Index options	$(0.6)	$0.4	$2.5	$1.9

Liabilities:
Index-based interest guarantees	$(1.9)	$(1.2)	$(8.4)	$(4.5)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded in other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded as interest credited. The interest credited amount included negative interest on policyholder funds due to changes in the Level 3 actuarial assumptions of $1.1 million and $1.5 million for the second quarters and first six months of 2012 and 2011, respectively.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of June 30, 2012 that the Company continued to hold:

	June 30, 2012
	Total	Level 1	Level 2	Level 3

	(In millions)
Commercial mortgage loans	$55.4	$—	$—	$55.4
Real estate owned	27.0	—	—	27.0

Total assets measured at fair value on a nonrecurring basis	$82.4	$—	$—	$82.4

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $74.5 million were written down to their fair value of $55.4 million, less selling costs, at June 30, 2012. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $24.6 million at June 30, 2012. The real estate owned measured on a nonrecurring basis as of June 30, 2012, and still held at June 30, 2012 had capital losses totaling $0.6 million for the first six months of 2012. Real estate owned measured on a nonrecurring basis represents newly acquired properties or properties whose value has been adjusted based on pending sale or other market information.

The following table sets forth the assets measured at fair value on a nonrecurring basis as of June 30, 2011 that the Company continued to hold:

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
U.S. government and agency bonds	$369.8	$64.0	$—	$433.8
U.S. state and political subdivision bonds	160.7	16.9	—	177.6
Foreign government bonds	61.5	10.3	—	71.8
Corporate bonds	5,755.0	533.5	(6.9)	6,281.6
S&P 500 Index options	12.4	—	—	12.4

Total fixed maturity securities	$6,359.4	$624.7	$(6.9)	$6,977.2

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
U.S. government and agency bonds	$387.8	$64.3	$—	$452.1
U.S. state and political subdivision bonds	164.8	14.0	—	178.8
Foreign government bonds	61.7	10.4	—	72.1
Corporate bonds	5,588.4	491.8	(20.9)	6,059.3
S&P 500 Index options	7.2	—	—	7.2

Total fixed maturity securities	$6,209.9	$580.5	$(20.9)	$6,769.5

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In millions)
Due in one year or less	$746.6	$761.0	$632.7	$645.0
Due after one year through five years	2,687.4	2,874.9	2,534.6	2,693.6
Due after five years through ten years	2,068.4	2,301.9	2,173.9	2,392.5
Due after ten years	857.0	1,039.4	868.7	1,038.4

Total fixed maturity securities	$6,359.4	$6,977.2	$6,209.9	$6,769.5

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds without make-whole provisions represented 7.6%, or $533.7 million, of the Company’s fixed maturity securities portfolio at June 30, 2012. At June 30, 2012, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio. At June 30, 2012, the Company’s foreign government bonds category did not have any direct exposure to euro zone government issued debt. At June 30, 2012, fixed maturity securities issued by investment and commercial banks headquartered in the euro zone represented 0.7%, or $49.9 million, of the Company’s fixed maturity security portfolio. The Company did not hold any fixed maturity securities issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain at June 30, 2012. There were no impairments on fixed maturity securities related to euro zone exposure during the first six months of 2012.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2012
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	201	$6.9	182	$4.2	19	$2.7
Fair market value of securities with unrealized losses:
Corporate bonds	201	$227.9	182	$197.9	19	$30.0

	December 31, 2011
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	360	$20.9	334	$17.4	26	$3.5
Fair market value of securities with unrealized losses:
Corporate bonds	360	$425.3	334	$398.0	26	$27.3

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

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At June 30, 2012, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,518.9	49.4%	$2,457.8	50.1%
Industrial	952.9	18.7	900.4	18.4
Office	918.5	18.0	911.1	18.6
Hotel/motel	282.0	5.5	241.9	4.9
Commercial	197.6	3.9	187.1	3.8
Apartment and other	228.8	4.5	204.0	4.2

Total commercial mortgage loans	$5,098.7	100.0%	$4,902.3	100.0%

Geographic region*:
Pacific	$1,792.1	35.2%	$1,699.3	34.7%
South Atlantic	999.0	19.6	953.8	19.5
West South Central	637.7	12.5	605.3	12.3
Mountain	596.6	11.7	585.8	11.9
East North Central	412.4	8.1	393.4	8.0
Middle Atlantic	245.9	4.8	243.8	5.0
West North Central	190.0	3.7	184.8	3.8
East South Central	128.8	2.5	129.9	2.6
New England	96.2	1.9	106.2	2.2

Total commercial mortgage loans	$5,098.7	100.0%	$4,902.3	100.0%

U.S. state:
California	$1,402.6	27.5%	$1,332.0	27.2%
Texas	580.4	11.4	550.8	11.2
Florida	311.8	6.1	305.3	6.2
Georgia	285.1	5.6	270.1	5.5
Other states	2,518.8	49.4	2,444.1	49.9

Total commercial mortgage loans	$5,098.7	100.0%	$4,902.3	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$45.6	$39.4	$48.1	$36.1
Provision	5.1	9.3	6.4	18.0
Charge-offs, net	(5.1)	(5.2)	(8.9)	(10.6)

Ending balance	$45.6	$43.5	$45.6	$43.5

Specific loan loss allowance	$24.6	$26.5	$24.6	$26.5
General loan loss allowance	21.0	17.0	21.0	17.0

Total commercial mortgage loan loss allowance	$45.6	$43.5	$45.6	$43.5

The larger commercial mortgage loan loss allowance as of June 30, 2012 compared to June 30, 2011 was primarily due to the net increase in the general reserve during the second quarter and first six months of 2012. The lower provision and charge-offs for the second quarter and first six months of 2012 compared to the same periods of 2011 were primarily related to lower losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio during the second quarter and first six months of 2012.

The following table sets forth the recorded investment in commercial mortgage loans:

	June 30, 2012	December 31, 2011
	(In millions)
Commercial mortgage loans collectively evaluated for impairment	$5,044.9	$4,845.7
Commercial mortgage loans individually evaluated for impairment	99.4	104.7
Commercial mortgage loan loss allowance	(45.6)	(48.1)

Total commercial mortgage loans	$5,098.7	$4,902.3

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	June 30, 2012
	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total

	(In millions)
Performing commercial mortgage loans	$2,512.4	$915.5	$952.2	$282.0	$196.8	$228.8	$5,087.7
Nonperforming commercial mortgage loans	6.5	3.0	0.7	—	0.8	—	11.0

Total commercial mortgage loans	$2,518.9	$918.5	$952.9	$282.0	$197.6	$228.8	$5,098.7

	December 31, 2011
	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total

	(In millions)
Performing commercial mortgage loans	$2,442.3	$898.4	$895.2	$241.9	$182.0	$201.3	$4,861.1
Nonperforming commercial mortgage loans	15.5	12.7	5.2	—	5.1	2.7	41.2

Total commercial mortgage loans	$2,457.8	$911.1	$900.4	$241.9	$187.1	$204.0	$4,902.3

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$9.6	$9.6	$—	$1.8
Office	4.1	4.1	—	3.0
Industrial	3.4	3.4	—	—
Hotel/motel	5.9	5.9	—	—
Apartment and other	1.9	1.9	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	24.9	24.9	—	4.8

With specific loan loss allowances:
Retail	39.0	39.0	12.9	10.5
Office	14.7	14.7	3.9	4.4
Industrial	9.6	9.6	2.7	1.7
Commercial	8.1	8.1	4.9	3.2
Apartment and other	3.1	3.1	0.2	—

Total impaired commercial mortgage loans with specific loan loss allowances	74.5	74.5	24.6	19.8

Total impaired commercial mortgage loans	$99.4	$99.4	$24.6	$24.6

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$8.6	$8.6	$—	$2.1
Office	5.8	5.8	—	4.3
Industrial	5.8	5.8	—	0.9
Hotel/motel	5.9	5.9	—	—
Apartment and other	2.8	2.8	—	1.1

Total impaired commercial mortgage loans without specific loan loss allowances	28.9	28.9	—	8.4

With specific loan loss allowances:
Retail	31.7	31.7	10.7	10.2
Office	18.3	18.3	5.2	10.1
Industrial	11.5	11.5	5.0	7.5
Commercial	11.1	11.1	5.3	11.1
Apartment and other	3.2	3.2	0.4	1.9

Total impaired commercial mortgage loans with specific loan loss allowances	75.8	75.8	26.6	40.8

Total impaired commercial mortgage loans	$104.7	$104.7	$26.6	$49.2

The decrease in impaired commercial mortgage loans at June 30, 2012 compared to December 31, 2011 was primarily due to more loans in this category being paid off or being foreclosed on during the first six months of 2012. As of June 30, 2012 and December 31, 2011, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

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

The following table sets forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	2	$1.3	$1.2	4	$3.4	$3.3
Industrial	2	1.7	1.7	3	2.4	2.4
Apartment and other	—	—	—	1	1.8	1.8

Total troubled debt restructurings	4	$3.0	$2.9	8	$7.6	$7.5

The following table sets forth information related to the troubled debt restructurings that subsequently defaulted since the adoption of ASU 2011-02:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

	(Dollars in millions)
Troubled debt restructurings that subsequently defaulted:
Retail	—	$—	2	$1.5

Total troubled debt restructurings	—	$—	2	$1.5

At June 30, 2012 all subsequently defaulted troubled debt restructurings since the adoption of ASU 2011-02 were reinstated and current.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Average recorded investment	$101.8	$91.0	$102.8	$88.1

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.0 million and $0.9 million for the second quarters of 2012 and 2011, respectively and was $2.1 million for the first six months of 2012 and 2011. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $0.9 million and $0.7 million for the second quarters of 2012 and 2011, respectively and was $2.0 million and $1.4 million for the first six months of 2012 and 2011, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	June 30, 2012
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$2.7	$1.0	$8.6	$12.3	$(3.0)	$2,509.6	$2,518.9
Office	0.2	—	3.5	3.7	(0.6)	915.4	918.5
Industrial	—	0.5	0.4	0.9	(0.2)	952.2	952.9
Hotel/motel	—	—	—	—	—	282.0	282.0
Commercial	—	—	1.8	1.8	(1.0)	196.8	197.6
Apartment and other	—	—	—	—	—	228.8	228.8

Total commercial mortgage loans	$2.9	$1.5	$14.3	$18.7	$(4.8)	$5,084.8	$5,098.7

	December 31, 2011
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$3.1	$7.1	$3.0	$13.2	$(1.3)	$2,445.9	$2,457.8
Office	0.8	1.5	1.6	3.9	(0.4)	907.6	911.1
Industrial	1.4	0.4	2.3	4.1	(0.7)	897.0	900.4
Hotel/motel	—	—	—	—	—	241.9	241.9
Commercial	—	—	1.2	1.2	(0.8)	186.7	187.1
Apartment and other	0.2	—	—	0.2	—	203.8	204.0

Total commercial mortgage loans	$5.5	$9.0	$8.1	$22.6	$(3.2)	$4,882.9	$4,902.3

The Company closely monitors all past due commercial mortgage loans; additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $15.8 million and $17.1 million at June 30, 2012 and December 31, 2011, respectively. The Company’s current level of 60 days past due commercial mortgage loans is higher than its historical levels due to the current economic challenges. Overall, loans at least 60 days past due were 0.31% and 0.34% of the commercial mortgage loan portfolio at June 30, 2012 and December 31, 2011.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

	(In millions)
Fixed maturity securities:
Bonds	$78.2	$79.5	$157.4	$163.9
S&P 500 Index options	(2.3)	0.8	4.4	3.8

Total fixed maturity securities	75.9	80.3	161.8	167.7
Commercial mortgage loans	81.6	76.7	161.1	150.2
Real estate	(0.1)	(1.0)	—	(1.4)
Other	(0.5)	2.0	(0.7)	4.1

Gross investment income	156.9	158.0	322.2	320.6
Investment expenses	(5.5)	(5.4)	(11.1)	(11.0)

Net investment income	$151.4	$152.6	$311.1	$309.6

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(In millions)
Gains:
Fixed maturity securities	$3.3	$3.6	$5.8	$8.1
Commercial mortgage loans	0.4	0.3	0.6	0.4
Real estate investments	—	3.2	—	8.7
Real estate owned	0.2	0.2	0.3	0.4
Other	—	—	0.1	—

Gross capital gains	3.9	7.3	6.8	17.6

Losses:
Fixed maturity securities	(2.3)	(0.6)	(3.6)	(1.6)
Provision for commercial mortgage loan losses	(5.1)	(9.3)	(6.4)	(18.0)
Real estate investments	—	—	—	(0.2)
Real estate owned	(0.5)	(10.5)	(1.0)	(13.2)
Other	—	—	—	(0.2)

Gross capital losses	(7.9)	(20.4)	(11.0)	(33.2)

Net capital losses	$(4.0)	$(13.1)	$(4.2)	$(15.6)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.8 million and $6.7 million at June 30, 2012 and December 31, 2011, respectively.

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

The notional amount of the Company’s S&P 500 index options at June 30, 2012 and December 31, 2011 was $307.8 million and $303.1 million, respectively. Option premiums paid for the Company’s index option contracts were $2.8 million and $2.4 million for the second quarters of 2012 and 2011, respectively, and were $4.8 million and $4.7 million for the first six months of 2012 and 2011, respectively. The Company received $2.4 million and $4.6 million for options exercised for the second quarters of 2012 and 2011, respectively, and $4.0 million and $9.0 million for the first six months of 2012 and 2011, respectively.

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

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	June 30, 2012	December 31, 2011

	(In millions)
Assets:
Fixed maturity securities:
S&P 500 Index options	$12.4	$7.2

Liabilities:
Other policyholder funds:
Index-based interest guarantees	$56.0	$49.5

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Not Designated as Hedging Instruments	2012	2011	2012	2011

	(In millions)
Net investment income:
S&P 500 Index options	$(2.3)	$0.8	$4.4	$3.8
Interest credited:
Index-based interest guarantees	1.7	(0.1)	(4.7)	(2.1)

Net (loss) gain	$(0.6)	$0.7	$(0.3)	$1.7

Changes in the fair value of the S&P 500 Index options and index-based interest guarantees are primarily the result of fluctuations in the S&P 500 Index and are recorded to net investment income and interest credited, respectively. Interest credited for the second quarter of 2012 was impacted by the Company’s annual update of the key assumptions used to value index-based interest guarantees, a process known as “unlocking.” The interest credited amount included negative interest related to the ‘unlocking’ process of $1.1 million and $1.5 million for the second quarters of 2012 and 2011, respectively, and $1.1 million and $1.5 million for first six months of 2012 and 2011, respectively.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of approximately 8.9% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	June 30, 2012
	Assets at Fair Value	Maximum Credit Risk
	(In millions)
Counterparty:
Merrill Lynch International	$2.3	$3.1
The Bank of New York Mellon	10.1	16.3

Total	$12.4	$19.4

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

	(In millions)
Carrying value at beginning of period:
DAC	$274.4	$250.1
VOBA	26.4	28.4
Other intangible assets	44.1	51.7

Total balance at beginning of period	344.9	330.2

Deferred or acquired:
DAC	38.4	81.7

Total deferred or acquired	38.4	81.7

Amortized during period:
DAC	(27.8)	(57.4)
VOBA	(2.1)	(2.0)
Other intangible assets	(3.0)	(7.6)

Total amortized during period	(32.9)	(67.0)

Carrying value at end of period, net:
DAC	285.0	274.4
VOBA	24.3	26.4
Other intangible assets	41.1	44.1

Total carrying value at end of period	$350.4	$344.9

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. During the first six months of 2012, the Company recorded an $0.8 million impairment to VOBA due to experience related to the block of claims assumed from TIAA. The Company did not record a similar impairment in the second quarter of 2012, or in the second quarter and first six months of 2011. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $64.5 million and $62.4 million at June 30, 2012 and December 31, 2011, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$64.4	22.6%	$60.7	22.1%
VOBA	6.1	25.1	7.1	26.9

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted.

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(In millions)
Decrease to DAC and VOBA	$0.3	$0.6	$1.1	$0.6

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 8.4 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $33.6 million and $30.6 million at June 30, 2012 and December 31, 2011, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2012 and for each of the next five years:

Amount

(In millions)
2012	$4.3
2013	8.8
2014	8.1
2015	8.2
2016	6.1
2017	4.5

10. COMMITMENTS	AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at June 30, 2012. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Senior Unsecured Revolving Credit Facility (“Facility”) Contingencies

On June 22, 2012, StanCorp entered into an agreement for a four-year, $250 million Facility. Additionally, upon the request of StanCorp and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2016, though, at the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended for two additional one year periods. Borrowings from the facility will be used to provide for the working capital and general corporate purposes of the Company and its subsidiaries and the issuance of letters of credit.

Under the agreement, StanCorp is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. StanCorp is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to performance pricing based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or the LIBOR rate plus the applicable margin, plus facility and utilization fees. At June 30, 2012, StanCorp was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Effective upon the closing of the Facility, a prior credit agreement was terminated. This prior credit agreement was scheduled to terminate June 15, 2013.

Other Financing Obligations

The Company has $250 million of 6.875%, 10-year senior notes (“2012 Senior Notes”), which mature on October 1, 2012. The principal amount of the 2012 Senior Notes is payable at maturity and interest is payable semi-annually in April and October. Given the maturity date of the 2012 Senior Notes, they have been classified as short-term debt as of June 30, 2012. See “Note 13 Subsequent Events” for further discussion.

The Company has $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067, is non-callable at par for the first 10 years (prior to June 1, 2017). The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. StanCorp is currently not deferring interest on the Subordinated Debt.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2012, the Company had outstanding commitments to fund commercial mortgage loans totaling $161.9 million, with fixed interest rates ranging from 4.375% to 5.750%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

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

12. INCOME TAXES

Income taxes may differ from the amount computed by applying the Federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Combined federal and state effective income tax rates	11.5%	27.6%	21.5%	30.9%

During the first six months of 2012, and throughout 2011, the Company purchased tax-advantaged investments, contributing to a decrease in the effective tax rate. In addition, the effective tax rate was also reduced by favorable book-to-tax differences relative to a lower level of income in 2012. These investments, along with lower pre-tax net income, were the primary drivers of the decreases in the effective tax rate for the second quarter and first six months of 2012 when compared to the same periods for 2011.

13. SUBSEQUENT EVENTS

On August 3, 2012, the Company priced a public offering of $250 million of senior notes (“2022 Senior Notes”) which will have a final maturity of August 15, 2022. The 2022 Senior Notes will bear an annual interest rate of 5.00%. Interest will be paid semi-annually on February 15 and August 15, beginning on February 15, 2013. The Company intends to use the net proceeds, together with cash on hand, to repay its $250 million of 6.875% 10-year 2012 Senior Notes due October 1, 2012. The Company intends to close this public offering on August 10, 2012.

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

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in our 2011 Form 10-K and our current report on Form 8-K dated July 18, 2012 which updated certain items in our annual report on Form 10-K for the retrospective adoption of Accounting Standards Update (“ASU”) No. 2012-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. See “Critical Accounting Policies and Estimates.”

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

Executive Summary

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(Dollars in millions except share data)
Net income	$20.0	$17.8	$55.2	$51.1
After-tax net capital losses	(2.5)	(8.5)	(2.6)	(10.0)

Net income excluding after-tax net capital losses	$22.5	$26.3	$57.8	$61.1

Diluted earnings per common share:
Net income	$0.45	$0.40	$1.24	$1.12
After-tax net capital losses	(0.06)	(0.19)	(0.06)	(0.22)

Net income excluding after-tax net capital losses	$0.51	$0.59	$1.30	$1.34

Diluted weighted-average common shares outstanding	44,354,720	45,056,472	44,407,325	45,619,277

Consolidated financial results for the second quarter and first six months of 2012 compared to the same periods of 2011 reflected a comparatively higher benefit ratio in our Insurance Services segment, primarily due to less favorable claims experience in our group long term disability business. The effect of the less favorable claims experience in the group long term disability business was partially offset by more favorable claims experience in our individual disability business and a lower effective income tax rate. Diluted earnings per share for the three and six months ended June 30, 2012 reflected the effect of a decrease in diluted weighted-average common shares outstanding, which was primarily due to share repurchases.

Outlook

We manage for long-term profitability by focusing on business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service. We will address challenges that arise with financial discipline.

Our earnings for the second quarter and first six months of 2012 were below our expectations, which reflected an increased level of claims severity, continued elevated claims incidence and the effect of low interest rates in our group long term disability business. As a result of our recent experience surrounding claims severity and claims incidence, we have continued to make adjustments to our pricing and ensuring appropriate claims management resources in response to the current environment.

Based on the results for the first six months of 2012, we expect that the 2012 annual benefit ratio for the group insurance business will exceed the guidance range of 80% to 82% that we provided earlier this year. We expect the benefit ratio to remain elevated while economic conditions improve and the effects of our pricing actions take hold. As a result, we expect to be below our 2012 guidance range of $3.60 to $3.90 for net income per diluted share, excluding after-tax net capital gains and losses, and below the guidance range of 9% to 10% for return on average equity, excluding after-tax net capital gains and losses from net income and accumulated other comprehensive income (“AOCI”) from equity. Additionally, we expect our effective income tax rate for 2012 will be below our guidance range of 26% to 27%.

We remain focused on continuing to provide excellent products and services to our customers, enhancing our financial strength and increasing value to our shareholders. We will continue to focus on optimizing shareholder value through sustainable profitability by investing in new product and service capabilities and through the strategic use of capital, as we believe these actions position us well for growth as the economy recovers.

Primary Drivers of 2012 Results

The primary drivers of our results continue to be the group insurance benefit ratio and group insurance premium growth. Our group insurance benefit ratio for the first six months of 2012 was 86.0% and was outside our annual expected range of 80.0% to 82.0%. During the first six months of 2012, the group insurance benefit ratio was affected by comparatively higher claims severity and continued high claims incidence. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. The benefit ratio is primarily affected by reserves established based on growth of our in force block of business, claims experience and assumptions used to establish related reserves, such as our discount rate.

The interest rate environment and its effect on our discount rate is a major driver in our reserve levels. The discount rate used in the second quarter of 2012 for newly established long term disability claim reserves was 4.00%, compared to 5.25% used for the second quarter of 2011 and 4.75% used for the first quarter of 2012. A 25 basis point increase or decrease in the discount rate results in a comparable increase or decrease in quarterly pre-tax income of approximately $1.8 million. The decrease in the discount rate from the second quarter of 2011 and the first quarter of 2012 was primarily the result of a continued low interest rate environment. We will maintain our disciplined approach to interest rate management given the uncertainty of the future interest rate environment and the corresponding impact on new investment yields and the discount rates used to establish claim reserves.

Our Insurance Services segment premiums increased 2.0% to $546.5 million and 3.0% to $1.10 billion for the second quarter and first six months of 2012 compared to the same periods of 2011, respectively, primarily due to the favorable impact of experience rated refunds. Premium growth continues to be affected by the economic environment, which has caused lower wage rate and job growth for our group insurance customers.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in our Insurance Services segment and administrative fee revenue growth in our Asset Management segment have been the primary drivers of consolidated revenue growth.

The following table sets forth consolidated revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Revenues:
Premiums	$548.1	$537.0	2.1%	$1,101.4	$1,070.8	2.9%
Administrative fees	29.8	29.5	1.0	58.4	58.9	(0.8)
Net investment income	151.4	152.6	(0.8)	311.1	309.6	0.5
Net capital losses	(4.0)	(13.1)	(69.5)	(4.2)	(15.6)	(73.1)

Total revenues	$725.3	$706.0	2.7	$1,466.7	$1,423.7	3.0

The increase in consolidated revenues for the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily due to an increase in premiums from our Insurance Services segment and a decrease in net capital losses. Net capital gains and losses are reflected in the Other category. See “Business Segments—Other—Net Capital Gains (Losses).”

Premiums

Insurance Services segment premiums are the primary driver of consolidated premiums and are affected by the following factors:

•	Sales.

•	Customer retention.
•	Organic growth in our group insurance businesses, which is derived from existing policyholders’ employment and wage growth.
•

Experience rated refunds (“ERRs”), which represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provide for additional premiums to be paid when claims experience is less favorable than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

The following table sets forth premiums by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Premiums:
Insurance Services	$546.5	$535.6	2.0%	$1,097.6	$1,066.1	3.0%
Asset Management	1.6	1.4	14.3	3.8	4.7	(19.1)

Total premiums	$548.1	$537.0	2.1	$1,101.4	$1,070.8	2.9

The increase in premiums from our Insurance Services segment for the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily driven by ERR activity. ERRs for the second quarter and first six months of 2012 increased premiums by $7.1 million, and $11.2 million, respectively, while ERRs for the second quarter and first six months of 2011 decreased premiums by $5.7 million and $10.2 million, respectively. See “Business Segments—Insurance Services Segment.”

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

The following table sets forth administrative fee revenues by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Administrative fee revenues:
Insurance Services	$4.2	$2.9	44.8%	$7.3	$5.6	30.4%
Asset Management	30.0	30.9	(2.9)	59.9	61.5	(2.6)
Other	(4.4)	(4.3)	(2.3)	(8.8)	(8.2)	(7.3)

Total administrative fee revenues	$29.8	$29.5	1.0	$58.4	$58.9	(0.8)

The decrease in administrative fee revenues in our Asset Management segment for the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily due to a decrease in our assets under administration in our retirement plan trust assets and private client wealth management assets. See “Business Segments—Asset Management Segment.”

The increase in administrative fee revenues in our Insurance Services segment for the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily due to an increase in administrative and absence management service fees.

Net Investment Income

Net investment income is affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product, commercial mortgage loan prepayment fees and bond call premiums.

The following table sets forth net investment income by segment and associated key indicators:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change

	(Dollars in millions)
Net investment income:
Insurance Services	$83.6	$85.4	(2.1)%	$168.2	$169.8	(0.9)%
Asset Management	64.6	64.9	(0.5)	137.7	134.5	2.4
Other	3.2	2.3	39.1	5.2	5.3	(1.9)

Total net investment income	$151.4	$152.6	(0.8)	$311.1	$309.6	0.5

Key indicators of net investment income:
Contribution from the change in fair value of the S&P 500 Index options	$(2.3)	$0.8	$(3.1)	$4.4	$3.8	$0.6
Average invested assets	12,243.7	11,417.8	7.2%	12,129.9	11,348.7	6.9%

	At June 30,
	2012	2011
Portfolio yields:
Fixed maturity securities	4.89%	5.19%
Commercial mortgage loans	6.24	6.41

The decrease in net investment income for the second quarter of 2012 compared to the second quarter of 2011 was primarily due to a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans and a change in fair value of our S&P 500 Index options due to the currently low interest rate environment. These decreases were partially offset by an increase in average invested assets.

The increase in net investment income for first six months of 2012 compared to the first six months of 2011 was primarily due to an increase in average invested assets. Partially offsetting this increase was a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans and a $4.3 million decrease in call premiums received on certain bond holdings as fewer issuers exercised make-whole provisions to retire outstanding debt. Also partially offsetting the increased net investment income was a $2.7 million increase in anticipated operating losses related to our low income housing tax credit investments. The benefits from these investments are recorded as a credit to income taxes while the anticipated operating losses are recorded in net investment income.

We may experience lower new money interest rates in the future if credit spreads tighten and interest rates decline. New money interest rates are also affected by the current volume and mix of commercial mortgage loan originations, the purchases of fixed maturity securities, tax-advantaged investments and other investments.

We seek investments containing call or prepayment protection to ensure our expected cash flow is not adversely affected by unexpected prepayments. Callable bonds without make-whole provisions represented 7.6% of our fixed maturity security portfolio at June 30, 2012. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 95% of our commercial mortgage loan portfolio contains a prepayment provision. Commercial mortgage loans without a make-whole prepayment provision generally contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment. Commercial mortgage loan prepayment fees were $1.8 million and $1.3 million for the second quarters of 2012 and 2011, respectively, and $3.0 million and $2.3 million for the first six months of 2012 and 2011, respectively. The increases in commercial mortgage loan prepayment fees were primarily the result of a continued low interest rate environment.

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

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change

	(In millions)
Net capital losses	$(4.0)	$(13.1)	$9.1	$(4.2)	$(15.6)	$11.4
Key components of net capital gains (losses):
Fixed maturity securities	$1.0	$3.0	$(2.0)	$2.2	$6.5	$(4.3)
Real estate investments	—	3.2	(3.2)	—	8.5	(8.5)
Real estate owned	(0.3)	(10.3)	10.0	(0.7)	(12.8)	12.1
Provision to our commercial mortgage loan loss allowance	(5.1)	(9.3)	4.2	(6.4)	(18.0)	11.6

Net capital losses for the second quarter of 2012 and the first six months of 2012 were primarily related to our commercial mortgage loan loss allowance provision and losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“real estate owned”). These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

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

•	Current estimates for future benefits on life-contingent annuities.

The following table sets forth benefits to policyholders by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Benefits to policyholders:
Insurance Services	$471.0	$448.1	5.1%	$915.7	$882.4	3.8%
Asset Management	4.9	4.3	14.0	10.2	10.1	1.0

Total benefits to policyholders	$475.9	$452.4	5.2	$925.9	$892.5	3.7

The increases in benefits to policyholders for the second quarter and first six months of 2012 compared to the same periods of 2011 were primarily due to an increased level of claims severity and continued high claims incidence in our group long term disability business. In addition, the discount rate used for newly established long term disability claim reserves decreased 125 basis points to 4.00% for the second quarter of 2012, compared to 5.25% for the second quarter of 2011 resulting in a corresponding increase in benefits to policyholders of approximately $9 million. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

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

The following table sets forth interest credited and associated key components for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change

	(Dollars in millions)
Interest credited	$39.2	$40.0	$(0.8)	$86.4	$80.4	$6.0
Key components of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$(1.7)	$0.1	$(1.8)	$4.7	$2.1	$2.6
Average individual annuity assets under administration	3,064.5	2,822.9	8.6%	3,046.2	2,789.7	9.2%

The decrease in interest credited for the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the change in fair value of our index-based interest guarantees. The increase in interest credited for the first six months of 2012 compared to first six months of 2011 was primarily due to an increase in our average individual fixed-rate annuity assets under administration and the change in fair value of our index-based interest guarantees.

Operating Expenses

The following table sets forth operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Operating expenses	$116.7	$118.1	(1.2)%	$240.6	$236.4	1.8%

The decrease in operating expenses for the second quarter of 2012 compared to the second quarter of 2011 was primarily due to reduced costs associated with information technology operations initiatives implemented in 2011.

The increase in operating expenses for the first six months of 2012 compared to the first six months of 2011 was primarily related to business growth and information technology project costs. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, growth in assets under administration and the profitability of business in each of our segments.

The following table sets forth commissions and bonuses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Commissions and bonuses	$51.3	$54.2	(5.4)%	$106.7	$113.0	(5.6)%

The decreases in commissions and bonuses for the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily due to lower group insurance and individual annuity business sales.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

We normally defer certain acquisition costs that vary and are directly related to the origination of new business and placing that business in force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of approximately 8.4 years. The intangible asset associated with the individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) will be fully amortized by 2023. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

The following table sets forth the operating impact resulting in a net decrease (increase) in DAC, VOBA and other intangible assets:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change
	(In millions)
Deferral of acquisition costs	$(16.9)	$(18.6)	$1.7	$(38.4)	$(44.4)	$6.0
Amortization of DAC, VOBA and other intangible assets	17.2	16.6	0.6	36.2	34.0	2.2

Net decrease (increase) in DAC, VOBA and other intangible assets	$0.3	$(2.0)	$2.3	$(2.2)	$(10.4)	$8.2

The net decrease (increase) in DAC, VOBA and other intangible assets was higher for the second quarter and first six months of 2012 compared to the same periods of 2011, and was primarily due to an increase in the amortization of DAC, in addition to a decrease in deferrals in our Insurance Services segment resulting from lower group insurance sales.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Combined federal and state effective income tax rates	11.5%	27.6%	21.5%	30.9%

During the first six months of 2012, and throughout 2011, we purchased tax-advantaged investments, contributing to a decrease in our effective tax rate. In addition the effective tax rate was also reduced by favorable book-to-tax differences relative to a lower level of income in 2012. These investments, along with lower pre-tax net income, were the primary drivers of the decreases in our effective tax rate for the second quarter and first six months of 2012 when compared to the same periods for 2011.

Business Segments

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. The Asset Management segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Insurance Services	86.8%	86.5%	86.3%	86.1%
Asset Management	13.2	13.5	13.7	13.9

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Premiums	$546.5	$535.6	2.0%	$1,097.6	$1,066.1	3.0%
Total revenues	634.3	623.9	1.7	1,273.1	1,241.5	2.5
Income before income taxes	23.3	36.9	(36.9)	69.4	82.9	(16.3)
Sales (annualized new premiums) reported at contract effective date	26.7	42.8	(37.6)	160.5	208.6	(23.1)

Benefit ratios, including interest credited (% of premiums):
Insurance Services	86.4%	84.0%		83.7%	83.0%
Group insurance	88.5	84.8		86.0	84.5
Individual disability	60.8	74.5		56.4	65.9

Operating expense ratio (% of premiums)	15.8%	16.0%		16.3%	16.2%

Income before income taxes decreased for the second quarter and first six months of 2012 when compared to the same periods of 2011 primarily due to less favorable claims experience in our group long term disability insurance business, in addition to a 125 basis point decrease in the discount rate used to establish reserves on newly incurred group long term disability claims. These decreases to income were partially offset by premium growth in our group long term disability insurance business.

Revenues

Revenues for the Insurance Services segment are driven primarily by growth in Insurance Services premiums. The increase in revenues for the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily due to higher premiums in our group insurance business primarily related to ERRs.

Premiums

The primary factors that affect premiums for the Insurance Services segment are sales and customer retention for our insurance products and organic growth in our group insurance businesses derived from existing group policyholders’ employment and wage growth. Premium levels can also be influenced by ERRs, which represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provide for additional premiums to be paid when claims experience is less favorable than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change
	(Dollars in millions)
Premiums:
Group life and AD&D	$223.8	$224.5	$(0.7)	$448.7	$446.1	$2.6
Group long term disability	200.2	201.4	(1.2)	404.4	401.5	2.9
Group short term disability	54.0	52.5	1.5	107.8	103.9	3.9
Group other	19.6	20.2	(0.6)	39.5	40.0	(0.5)
Experience rated refunds	7.1	(5.7)	12.8	11.2	(10.2)	21.4

Total group insurance	504.7	492.9	11.8	1,011.6	981.3	30.3
Individual disability	41.8	42.7	(0.9)	86.0	84.8	1.2

Total premiums	$546.5	$535.6	10.9	$1,097.6	$1,066.1	31.5

Key indicators of premiums:
Total premiums excluding ERRs	$539.4	$541.3	$(1.9)	$1,086.4	$1,076.3	$10.1
Group insurance sales (annualized new premiums) reported at contract effective date	22.3	37.7	(15.4)	151.1	198.0	(46.9)
Individual disability sales (annualized new premiums)	4.4	5.1	(0.7)	9.4	10.6	(1.2)

The increase in group insurance premiums for the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily driven by ERR activity. ERRs increased premiums by $7.1 million and $11.2 million for the second quarter and first six months of 2012, while ERRs decreased premiums by $5.7 million and $10.2 million for the same periods of 2011, respectively. Group insurance premiums for the second quarter of 2012 excluding the impact of ERRs decreased 0.2% compared to the second quarter of 2011 reflecting a decline in sales of our group insurance products and negative organic growth, partially offset by renewal premium rate increases. Group insurance premium growth for the first six months of 2012 excluding the impact of ERRs was 0.9% compared to the same period for 2011, due to a combination of strong 2011 sales and renewal premium rate increases, partially offset by negative organic growth and lower group insurance sales for the first six months of 2012 compared to the first six months of 2011.

Sales.    Sales of our group insurance products reported as annualized new premiums decreased for the first six months of 2012 compared to the first six months of 2011, primarily due to pricing competition.

Persistency.    Persistency is reported annually. Premium growth for the second quarter of 2012 reflected continued strong customer retention levels from 2011.

Organic Growth.    Premium growth in our group insurance in force business is affected by employment and wage growth in our existing customer base, changes in price per insured and the average age of employees. The economy has continued to negatively affect wage rate and employment levels in a significant portion of our customer base, and therefore has put negative pressure on our premiums.

We continue to make progress with the implementation of our pricing actions that began in 2011 related to higher claims incidence and the continued low interest rate environment. Our pricing reflects our long-term expectations of claims experience, demographic changes, return objectives and interest rates. As of the end of our January 2012 renewal season we have had the opportunity to re-price approximately one third of our long term disability business and we are getting favorable acceptance on our rate increases. By the end of the January 2013 renewal season we will have had the opportunity to re-price about three-fourths of our long term disability business. Our sales force is communicating and selling our unique value proposition, while the rest of our employees are delivering the quality service on which we have based our reputation in the employee benefits marketplace.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Net investment income	$83.6	$85.4	(2.1)%	$168.2	$169.8	(0.9)%

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

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Benefits to policyholders, including interest credited	$472.0	$449.7	5.0%	$918.3	$885.0	3.8%

Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	86.4%	84.0%		83.7%	83.0%
Group insurance	88.5	84.8		86.0	84.5
Individual disability	60.8	74.5		56.4	65.9

The increase in Insurance Services benefits to policyholders (including interest credited) for the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily due to an increased level of claims severity and continued elevated claims incidence in the group long term disability insurance business, and the 125 basis point decrease in the discount rate used for newly established long term disability claim reserves for the second quarter of 2012. The effect of the less favorable claims experience in the group long term disability business was partially offset by more favorable claims experience in our individual disability business.

The group insurance benefit ratio for the second quarter and first six months of 2012 was outside our estimated annual range for 2012 of 80% to 82%. We expect the benefit ratio to remain elevated while the economy recovers and the effects of our pricing actions take hold. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

The benefit ratio for individual disability insurance decreased for the second quarter and first six months of 2012 compared to the same periods of 2011. We generally expect the individual disability benefit ratio to trend down over the long term to reflect growth in the business outside of the large block of individual disability business assumed in 2000 from Minnesota Life, and we expect there to be a corresponding shift in revenues from net investment income to premiums. The anticipated general decrease in the expected benefit ratio does not necessarily indicate an increase in profitability; rather it reflects a change in the mix of revenues from the business from investment income to premiums.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011
Discount rate	4.00%	4.75%	5.25%

The discount rate is based on the average rate we receive on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The discount rate used for newly established long term disability claim reserves decreased 125 basis points to 4.00% for the second quarter of 2012, from 5.25% for the second quarter of 2011 resulting in a corresponding increase in benefits to policyholders of approximately $9 million. The lower discount rate for the second quarter of 2012 compared to the second quarter of 2011 was primarily the result of the continued low interest rate environment. A 25 basis point increase or decrease in the discount rate results in a corresponding increase or decrease in quarterly pre-tax income of $1.8 million. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment and lower commercial mortgage loan originations and tax-advantaged investments utilization in future quarters could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at June 30, 2012 and 2011 was 44 and 39 basis points, respectively. See “Liquidity and Capital Resources—Asset-Liability Matching and Interest Rate Risk Management,” for additional information regarding our investments and corresponding interest rate risks.

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Operating expenses	$86.5	$85.7	0.9%	$179.1	$172.2	4.0%

The increase in Insurance Services operating expenses for the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily related to information technology project costs and increased compensation related costs.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$1.6	$1.4	14.3%	$3.8	$4.7	(19.1)%
Administrative fees	30.0	30.9	(2.9)	59.9	61.5	(2.6)
Net investment income	64.6	64.9	(0.5)	137.7	134.5	2.4

Total revenues	$96.2	$97.2	(1.0)	$201.4	$200.7	0.3

Income before income taxes	$15.2	$16.1	(5.6)%	$30.2	$35.0	(13.7)%
Sales (Individual annuity deposits)	136.6	175.2	(22.0)	200.1	265.6	(24.7)

Interest credited (% of net investment income):
Retirement plans	53.4%	55.5%		53.2%	54.5%
Individual annuities	68.2	66.3		69.6	64.0

Retirement plans annualized operating expenses (% of average assets under administration)	0.58%	0.56%		0.62%	0.56%

	At June 30,
	2012	2011	Percent Change
	(Dollars in millions)
Assets under administration:
Retirement plans general account	$1,789.2	$1,627.3	9.9%
Retirement plans separate account	4,867.2	5,014.9	(2.9)

Total retirement plans insurance products	6,656.4	6,642.2	0.2

Retirement plans trust products	7,578.1	8,605.3	(11.9)
Individual annuities	3,116.6	2,895.1	7.7
Commercial mortgage loans for other investors	2,718.9	2,698.7	0.7
Private client wealth management	1,003.7	1,199.7	(16.3)

Total assets under administration	$21,073.7	$22,041.0	(4.4)

Income before income taxes in the Asset Management segment decreased for the second quarter and first six months of 2012 compared to the same periods of 2011 primarily due to decrease in bond call premiums, the contribution from the change in fair value of the S&P 500 Index and the change in fair value adjustment of index-based guarantees. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

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

The decrease in revenues for the second quarter of 2012 compared to the same period of 2011 was primarily due to lower administrative fee revenues due to the decline in retirement plan assets under administration. This decrease was primarily due to an elevated level of retirement plan terminations in the second half of 2011.

The increase in revenues for the first six months of 2012 compared to the first six months of 2011 was primarily due to an increase in net investment income due to an increase in invested assets and the effect of the change in fair value of our S&P 500 Index options partially offset by lower administration fee revenues due to the decline in retirement plan assets under administration.

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

The following table sets forth premiums by line of business for the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change
	(In millions)
Premiums:
Retirement plans	$0.4	$—	$0.4	$1.2	$0.7	$0.5
Individual annuities	1.2	1.4	(0.2)	2.6	4.0	(1.4)

Total premiums	$1.6	$1.4	$0.2	$3.8	$4.7	$(0.9)

The decrease in individual annuity premiums for the first six months of 2012 compared to the first six months of 2011 was due to the decrease in sales of life-contingent annuities.

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

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Percent Change		2012	2011	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Retirement plans	$22.3	$23.2	(3.9	) %	$44.5	$46.2	(3.7	) %
Other financial services business	7.7	7.7	—		15.4	15.3	0.7

Total administrative fee revenues	$30.0	$30.9	(2.9)		$59.9	$61.5	(2.6)

	At June 30,
	2012	2011	Percent Change
	(Dollars in millions)
Key indicators of administrative fee revenues:
Assets under administration:
Retirement plan separate account	$4,867.2	$5,014.9	(2.9	) %
Retirement plan trust products	7,578.1	8,605.3	(11.9)
Commercial mortgage loans for other investors	2,718.9	2,698.7	0.7
Private client wealth management	1,003.7	1,199.7	(16.3)

The decrease in administrative fee revenues for the second quarter and first six months of 2012 compared to the same periods of 2011 were primarily due to a decline in retirement plan trust products assets under administration due to an elevated level of plan terminations in the second half of 2011. The elevated level of plan terminations in the second half of 2011 reflected the continued economic pressure on some of our small business customers, and the termination of one large plan that was not meeting our profit expectations.

Net Investment Income

The following tables set forth net investment income and associated key indicators for the Asset Management segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	(Dollars in millions)
Net investment income:
Retirement plans	$23.4	$22.0	6.4%		$46.8	$44.4	5.4%
Individual annuities	37.7	39.5	(4.6)		84.6	83.8	1.0
Other financial services business	3.5	3.4	2.9		6.3	6.3	—

Total net investment income	$64.6	$64.9	(0.5)		$137.7	$134.5	2.4

Key indicators of net investment income:
Average assets under administration:
Retirement plan general account	$1,763.7	$1,599.4	10.3%		$1,759.7	$1,607.3	9.5%
Individual annuities	3,064.5	2,822.9	8.6		3,046.2	2,789.7	9.2
Contribution from the change in fair value of the S&P 500 Index options	$(2.3)	$0.8	$(3.1)		$4.4	$3.8	$0.6
Commercial mortgage loan originations	300.2	302.7	(0.8	) %	509.7	499.0	2.1%

	At June 30,
	2012	2011
Portfolio yields:
Fixed maturity securities	4.89%	5.19%
Commercial mortgage loans	6.24	6.41

The decrease in net investment income for the second quarter of 2012 compared to the second quarter of 2011 was primarily due to a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans and a change in fair value of our S&P 500 Index options in our individual annuities business, partially offset by an increase in average retirement plan general account and individual annuity assets under administration.

The increase in net investment income for the first six months of 2012 compared to the first six months of 2011 was primarily due to an increase in average individual annuity assets under administration and an increase in average retirement plan general account assets under administration. Net investment income also increased due to a change in fair value of our S&P 500 Index options in our individual annuities business and higher prepayment fees received on commercial mortgage loans. These increases were partially offset by lower portfolio yields for fixed maturity securities and commercial mortgage loans and lower real estate income due to the sale of certain investment properties in 2011. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

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

The following table sets forth benefits to policyholders for the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Benefits to policyholders	$4.9	$4.3	14.0%	$10.2	$10.1	1.0%

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change

	(In millions)
Interest credited	$38.2	$38.4	$(0.2)	$83.8	$77.8	$6.0

Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$(1.7)	$0.1	$(1.8)	$4.7	$2.1	$2.6

The decrease in interest credited for the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the change in fair value of our index-based interest guarantees. The increase in interest credited for the first six months of 2012 compared to the first six months of 2011 was primarily due to an increase in our average individual fixed-rate annuity assets under administration and the change in fair value of our index-based interest guarantees. See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Operating expenses	$29.3	$28.9	1.4%	$59.5	$58.3	2.1%

The increase in Asset Management operating expenses for the second quarter and first six months of 2012 compared to the same periods of 2011 were primarily due to increased administrative and service costs.

Other

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results for the Other category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Percent Change		2012	2011	Percent Change
	(Dollars in millions)
Loss before income taxes	$15.9	$28.4	(44.0	) %	$29.3	$43.9	(33.3	) %

The decreases in loss before income taxes for the second quarter and first six months of 2012 compared to the same periods of 2011 were primarily due to a decrease in capital losses recognized on real estate owned in addition to decreases in operating expenses during 2012.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, OTTI of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and impairments of low-income housing tax credit investments

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Net capital gains (losses):
Fixed maturity securities	$1.0	$3.0	$2.2	$6.5
Commercial mortgage loans	(4.7)	(9.0)	(5.8)	(17.6)
Real estate investments	—	3.2	—	8.5
Real estate owned	(0.3)	(10.3)	(0.7)	(12.8)
Other	—	—	0.1	(0.2)

Total net capital losses	$(4.0)	$(13.1)	$(4.2)	$(15.6)

Key components of net capital losses:
Provision in our commercial mortgage loan loss allowance	$(5.1)	$(9.3)	$(6.4)	$(18.0)
OTTI on fixed maturity securities	(1.7)	(0.5)	(2.5)	(1.4)
Impairments on real estate owned	(0.5)	(10.2)	(0.9)	(11.7)

Net capital losses for the second quarter and the first six months of 2012 were primarily related to our commercial mortgage loan loss allowance provision and losses recognized on real estate owned. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at June 30, 2012.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds without make-whole provisions represented 7.6% of our fixed maturity security portfolio at June 30, 2012. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 95% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $200.0 million for the first six months of 2012, compared to $132.2 million for the first six months of 2011. This increase was driven by a $13.2 million increase in our deferred tax liability, in addition to a $10.4 million decrease in other assets and a $41.9 million increase in other liabilities, mainly attributable to timing differences.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $405.1 million and $368.6 million for the first six months of 2012 and 2011, respectively. The increase in net cash used in investing activities for the first six months of 2012 compared to the first six months of 2011 was primarily due to an increase in net purchases of fixed maturity securities during the first six months of 2012.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At June 30, 2012, our portfolio consisted of 56.4% fixed maturity securities, 41.2% commercial mortgage loans and 0.8% real estate.

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

The following table sets forth fixed maturity securities and associated key indicators:

	June 30, 2012	December 31, 2011	Change
	(Dollars in millions)
Fixed maturity securities	$6,977.2	$6,769.5	3.1%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A	A

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.7%	5.6%
Managed by a third party	$335.8	$311.3	7.9%

Fixed maturity securities on our watch list:
Fair value	7.9	8.9	$(1.0)
Amortized cost after OTTI	8.8	12.2	(3.4)

Gross unrealized capital gains in our fixed maturity securities portfolio	624.7	580.5	7.6%
Gross unrealized capital losses in our fixed maturity securities portfolio	(6.9)	(20.9)	67.0

We recorded OTTI of $1.7 million and $2.5 million, and $0.5 million and $1.4 million for the second quarter and first six months of 2012 and 2011, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at June 30, 2012. At June 30, 2012, our foreign government bonds category did not have any direct exposure to euro zone government issued debt. At June 30, 2012, fixed maturity securities issued by investment and commercial banks headquartered in the euro zone represented 0.7%, or $49.9 million, of our fixed maturity securities portfolio. We did not hold any fixed maturity securities issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain at June 30, 2012. There were no impairments on fixed maturity securities related to euro zone exposure during the first six months of 2012.

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

The following table sets forth commercial mortgage loan originations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Percent Change		2012	2011	Percent Change
	(Dollars in millions)
Commercial mortgage loan originations	$300.2	$302.7	(0.8	) %	$509.7	$499.0	2.1%

Commercial mortgage loan originations for the second quarter of 2012 compared to the second quarter of 2011 were consistent. The increase in commercial mortgage loan originations for the first six months of 2012 compared to the first six months of 2011 was primarily due to increased activity in the commercial real estate market during the first half of 2012.

The following table sets forth commercial mortgage loan servicing data:

	June 30, 2012	December 31, 2011	Percent Change
	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,098.1	$4,901.0	4.0%
For other institutional investors	2,718.9	2,691.6	1.0

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	7.2	7.2	—

The estimated average loan to value ratio for the overall portfolio was less than 70% at June 30, 2012. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at June 30, 2012. We have the contractual ability to pursue personal recourse on approximately 74% of our loans and partial personal recourse on a majority of the remaining loans. The average capitalization rate for the portfolio at June 30, 2012 was approximately 9%. Capitalization rates are used internally to value our commercial mortgage loan portfolio annually.

At June 30, 2012, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in millions)
Property type:
Retail	$2,518.9	49.4%	$2,457.8	50.1%
Industrial	952.9	18.7	900.4	18.4
Office	918.5	18.0	911.1	18.6
Hotel/motel	282.0	5.5	241.9	4.9
Commercial	197.6	3.9	187.1	3.8
Apartment and other	228.8	4.5	204.0	4.2

Total commercial mortgage loans	$5,098.7	100.0%	$4,902.3	100.0%

Geographic region*:
Pacific	$1,792.1	35.2%	$1,699.3	34.7%
South Atlantic	999.0	19.6	953.8	19.5
West South Central	637.7	12.5	605.3	12.3
Mountain	596.6	11.7	585.8	11.9
East North Central	412.4	8.1	393.4	8.0
Middle Atlantic	245.9	4.8	243.8	5.0
West North Central	190.0	3.7	184.8	3.8
East South Central	128.8	2.5	129.9	2.6
New England	96.2	1.9	106.2	2.2

Total commercial mortgage loans	$5,098.7	100.0%	$4,902.3	100.0%

U.S. state:
California	$1,402.6	27.5%	$1,332.0	27.2%
Texas	580.4	11.4	550.8	11.2
Florida	311.8	6.1	305.3	6.2
Georgia	285.1	5.6	270.1	5.5
Other states	2,518.8	49.4	2,444.1	49.9

Total commercial mortgage loans	$5,098.7	100.0%	$4,902.3	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

At June 30, 2012, our ten largest borrowers represented less than 8% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of two borrowers that individually ranged from 1% to 2% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2012, we had outstanding commitments to fund commercial mortgage loans totaling $161.9 million, with fixed interest rates ranging from 4.375% to 5.750%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	June 30, 2012	December 31, 2011	Percent Change

	(Dollars in millions)
Commercial mortgage loans 60 day delinquencies:
Book value	$15.8	$17.1	(7.6	) %
Delinquency rate	0.31%	0.34%
In process of foreclosure	$12.4	$5.1	143.1

Restructured commercial mortgage loans on a statutory basis	83.4	93.7	(11.0)

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain contained. We have steadfastly avoided the types of structured products that do not meet an adequate level of transparency for good decision making.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change

	(Dollars in millions)
Number of loans	11	9	2	22	21	1
Book value	$8.3	$9.0	$(0.7)	$16.9	$19.0	$(2.1)
Number of properties foreclosed and transferred to REO	10	11	(1)	19	22	(3)
Real estate acquired	$6.5	$4.9	$1.6	$13.3	$10.1	$3.2

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to real estate owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to real estate owned than the number of loans foreclosed during the period. Real estate acquired through foreclosure or accepted as deeds in lieu of foreclosure is initially recorded at the lower of cost or estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information is received. The book value of real estate acquired during the second quarter and first six months of 2012 increased compared to the same periods of 2011 primarily due to the properties acquired having higher average net realizable values in the second quarter and first six months of 2012. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$45.6	$39.4	$6.2	$48.1	$36.1	$12.0
Provision	5.1	9.3	(4.2)	6.4	18.0	(11.6)
Charge-offs, net	(5.1)	(5.2)	0.1	(8.9)	(10.6)	1.7

Ending balance	$45.6	$43.5	$2.1	$45.6	$43.5	$2.1

The larger commercial mortgage loan loss allowance as of June 30, 2012 compared to June 30, 2011 was primarily due to the net increase in the general reserve during the second quarter and first six months of 2012. The smaller increase in the provision and lower charge-offs for the second quarter and first six months of 2012 compared to the same periods of 2011 were primarily related to lower losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio during the second quarter and first six months of 2012.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	June 30, 2012	December 31, 2011	Dollar Change

	(In millions)
Impaired commercial mortgage loans with specific allowances for losses	$74.5	$75.8	$(1.3)
Impaired commercial mortgage loans without specific allowances for losses	24.9	28.9	(4.0)
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(24.6)	(26.6)	2.0

Net carrying value of impaired commercial mortgage loans	$74.8	$78.1	$(3.3)

An impaired commercial mortgage loan is a loan where we do not expect to receive contractual principal and interest in accordance with the terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. The decrease in the impaired commercial mortgage loans at June 30, 2012 compared to December 31, 2011 was primarily due to more loans in this category paying off or being foreclosed during the first six months of 2012.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change

	(In millions)
Average recorded investment	$101.8	$91.0	$10.8	$102.8	$88.1	$14.7

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.0 million and $0.9 million for the second quarters of 2012 and 2011, respectively and was $2.1 million for the first six months of 2012 and 2011. The cash received by us in payment of interest on impaired commercial mortgage loans was $0.9 million and $0.7 million for the second quarters of 2012 and 2011, respectively and was $2.0 million and $1.4 million for the first six months of 2012 and 2011, respectively.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $196.2 million and $195.5 million for the first six months of 2012 and 2011, respectively. The increase in funds provided by financing cash flows for the comparative periods was primarily due to a decrease in repurchases of common stock. The increase was offset by a decrease in the level of policyholder funds, net of withdrawals. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

On June 22, 2012, we entered into an agreement for a four-year, $250 million credit facility (the “Facility”). Additionally, upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2016 though, at our option and with the consent of the lenders under the Facility, the termination date can be extended for two additional one year periods. Borrowings under the Facility will be used to provide for working capital, for issuance of letters of credit and for our general corporate purposes.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.21 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At June 30, 2012, we had a total debt to total capitalization ratio of 24.2% and consolidated net worth of $1.73 billion as defined by the financial covenants. We believe we will continue to meet the financial covenants in the future. The Facility is subject to performance pricing based upon the Company’s publicly announce debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or the LIBOR rate plus the applicable margin, plus facility and utilization fees. At June 30, 2012, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility.

We have $250 million of 6.875%, 10-year senior notes (“2012 Senior Notes”), which mature on October 1, 2012 and are considered short-term debt. The principal amount of the 2012 Senior Notes is payable at maturity and interest is payable semi-annually in April and October. On August 3, 2012, we priced a public offering of $250 million of senior notes (“2022 Senior Notes”) which will have a final maturity of August 15, 2022. The 2022 Senior Notes will bear an annual interest rate of 5.00%. Interest will be paid semi-annually on February 15 and August 15, beginning on February 15, 2013. We intend to use the net proceeds, together with cash on hand, to repay our $250 million of 6.875% 10-year 2012 Senior Notes due October 1, 2012. We intend to close this public offering on August 10, 2012.

We have $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years (prior to June 1, 2017). The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month London Interbank Offered Rate plus 2.51%. We have the option to defer interest payments for up to five years. We have not deferred interest on the Subordinated Debt.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. The target for our insurance subsidiaries is generally to maintain statutory capital at 300% of the Company Action Level of Risk-based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated statutory capital of 333% of the Company Action Level RBC at June 30, 2012. At June 30, 2012, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.36 billion.

Statutory capital growth from our insurance subsidiaries is generally a result of generated income, less a charge for business growth, measured by insurance premium growth, which includes individual annuity sales. The level of capital in excess of targeted RBC we generate varies inversely in relation to the level of our premium growth. As premium growth increases, capital is utilized to fund additional reserve requirements, meet increased regulatory capital requirements based on premium and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target level. Higher levels of premium growth can result in increased utilization of capital beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital produced by the business exceeds the capital utilized to meet these requirements, which can result in additional capital above our targeted RBC level. In assessing our capital position, we also consider cash and capital at the holding company and non-insurance subsidiaries.

Investments

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

Dividends from Standard

Our ability to pay dividends to our shareholders, repurchase our shares and meet our obligations substantially depends upon the receipt of distributions from our subsidiary Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors. One factor considered by the Board is the ability to maintain adequate capital according to Oregon statute. Under Oregon law, Standard may pay dividends and other distributions only from the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. There are no regulatory restrictions on dividends from our non-insurance subsidiaries.

As of December 31, 2011, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $144.0 million and capital and surplus was $1.19 billion. Based upon Standard’s results for 2011, the amount of ordinary dividends and other distributions available in 2012 without additional approval from the Oregon Insurance Division is $144.0 million.

Dividends paid from Standard to StanCorp will be based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard did not pay ordinary cash dividends to StanCorp during the second quarter of 2012. Standard paid ordinary cash dividends to StanCorp of $45.0 million for the second quarter of 2011. Standard paid ordinary cash dividends to StanCorp of $10.0 million and $57.8 million for the first six months of 2012 and 2011, respectively.

Dividends to Shareholders

The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that annual dividends to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on dividends from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by our Board of Directors. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt dated as of May 21, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999. In the fourth quarter of 2011, StanCorp paid an annual cash dividend of $0.89 per share, totaling $39.3 million.

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

The following table sets forth share repurchases activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	279,700	960,700	279,700	1,813,000
Cost of share repurchases	$10.0	$41.6	$10.0	$80.3
Weighted-average price per common share	35.68	43.23	35.68	44.27

Shares remaining under repurchase authorizations	2,720,300	3,495,900	2,720,300	3,495,900

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

S&P, Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company (“A.M. Best”) provide financial strength ratings on Standard.

Standard’s financial strength ratings as of August 2012 were:

S&P	Moody’s	A.M. Best
A+ (Strong)	A2 (Good)	A (Excellent)(1)
5th of 20 ratings	6th of 21 ratings	3rd of 13 ratings
Outlook: Negative	Outlook: Negative	Outlook: Stable

(1)	Also includes Standard Life Insurance Company of New York

Credit ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

Our debt ratings and issuer credit ratings as of August 2012, which we believe are indicators of our liquidity and ability to make payments, were:

	S&P	Moody’s	A.M. Best
StanCorp debt ratings:
2012 Senior Notes	BBB+	Baa2	bbb
Subordinated Debt	BBB-	Baa3	bb+

Issuer credit ratings:
Standard	A+	—	a(1)
StanCorp	BBB+	—	bbb

Outlook	Negative	Negative	Stable(1)

(1)	Also includes Standard Life Insurance Company of New York

In April 2012, Moody’s lowered the financial strength rating for Standard and the debt and issuer credit ratings for StanCorp. Moody’s downgraded the insurance financial strength rating of Standard to “A2”, our senior unsecured debt to “Baa2” and our subordinated debt to “Baa3”.

In July 2012, both Moody’s and S&P changed their outlook for the ratings of Standard and StanCorp to Negative from Stable.

In August 2012, A.M. Best affirmed the financial strength rating of “A” for Standard and Standard Life Insurance Company of New York with a Stable outlook. A.M. Best lowered the issuer credit ratings for Standard and Standard Life Insurance Company of New York to “a” from “a+” and StanCorp to “bbb” from “bbb+”. A.M. Best also lowered the debt ratings on StanCorp’s 2012 Senior Notes to “bbb” from “bbb+” and StanCorp’s Subordinated Debt to “bb+” from “bbb-”. A.M. Best also changed their outlook for the credit and debt ratings of Standard, Standard Life Insurance Company of New York and StanCorp to Stable from Negative. These changes in ratings and outlook are primarily due to less favorable claims experience in our group long term disability business. Our ratings continue to be high quality investment grade, and we are well positioned within the insurance industry.

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

Contingencies and Litigation

See Item 1, “Financial Statements—Condensed Notes to Unaudited Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments, “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2010 through June 30, 2012 aggregated $1.1 million. At June 30, 2012, we maintained a reserve of $0.5 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change
	(In millions)
Statutory Results	$31.0	$32.6	$(1.6)	$73.1	$76.3	$(3.2)
Adjusted GAAP Results	26.6	37.7	(11.1)	74.5	89.6	(15.1)

Difference	$4.4	$(5.1)	$9.5	$(1.4)	$(13.3)	$11.9

The decreases in Statutory Results for the second quarter and first six months of 2012 compared to the same periods of 2011 were primarily due to an increase in group long term disability reserves related to higher claims experience and a 75 basis point reduction in the discount rate used for newly established long term disability claims. The change in direction of the spread between Statutory Results and Adjusted GAAP Results for the second quarter of 2012 was primarily due to a narrowing difference in DAC and the change in fair value for our S&P 500 Index Options. The spread between Statutory Results and adjusted GAAP results for the first six months of 2012 was due to a narrowing difference in DAC and a reduction in the amortization of the Interest Maintenance Reserve for statutory results.

The following table sets forth statutory capital and the associated asset valuation reserve:

	June 30, 2012	December 31, 2011	Percent Change
	(Dollars in millions)
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,358.3	$1,300.3	4.5%
Asset valuation reserve	114.4	107.2	6.7

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

We maintain an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At June 30, 2012, our fixed maturity securities watch list totaled $7.9 million at fair value and $8.8 million at amortized cost. We recorded $1.7 million and $2.5 million of OTTI related to credit loss due to impairments for the second quarter and first six months of 2012, compared to credit losses of $0.5 million and $1.4 million of OTTI for the second quarter and first six months of 2011, respectively. We recorded no OTTI related to noncredit loss for the second quarter and first six months of 2012 and 2011. See Item 1, “Financial Statements—Notes to Unaudited Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Our real estate investments are stated at cost less accumulated depreciation. Generally, we depreciate this real estate using the straight-line depreciation method with property lives varying from 30 to 40 years.

We record impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment loss is charged to net capital losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

Real estate owned is initially recorded at the lower of cost or estimated net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as additional information is received. Our real estate owned is initially considered an investment held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment charge is recorded if we do not expect the investment to recover its carrying value prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the investment for further potential impairment.

Total real estate was $104.1 million at June 30, 2012, compared to $92.7 million at December 31, 2011. The $11.4 million increase in total real estate during the first six months of 2012 was primarily due to an $11.8 million net increase in real estate owned that was acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans.

All Other Investments

Other invested assets include low income housing tax credit investments, derivative financial instruments and policy loans. Valuation adjustments for these investments are recognized using the specific identification method.

Low income housing tax credit investments are accounted for under the equity method of accounting. Valuation adjustments are reported as capital losses.

Derivative financial instruments are carried at fair value, and valuation adjustments are reported as a component of net investment income. See “Note 8—Derivative Financial Instruments.”

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	June 30, 2012	December 31, 2011	Percent Change

	(Dollars in millions)
DAC	$285.0	$274.4	3.9%
VOBA	24.3	26.4	(8.0)
Other intangible assets	41.1	44.1	(6.8)

Total DAC, VOBA and other intangible assets	$350.4	$344.9	1.6%

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. During the first quarter of 2012, the Company recorded an $0.8 million impairment to VOBA due to experience related to the block of claims assumed from TIAA. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $64.5 million and $62.4 million at June 30, 2012 and December 31, 2011, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$64.4	22.6%	$60.7	22.1%
VOBA	6.1	25.1	7.1	26.9

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Decrease to DAC and VOBA	$0.3	$0.6	$1.1	$0.6

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 8.4 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $33.6 million and $30.6 million at June 30, 2012 and December 31, 2011, respectively.

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

The following table sets forth total reserve balances by reserve type:

	June 30, 2012	December 31, 2011
	(In millions)
Reserves:
Policy reserves	$1,069.0	$1,061.2
Claim reserves	4,704.0	4,622.4

Total reserves	$5,773.0	$5,683.6

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

The following table sets forth total reserve balances by calculation methodology:

	June 30, 2012	Percent of Total	December 31, 2011	Percent of Total
	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,127.8	88.8%	$5,056.6	89.0%
Reserves determined by internally-developed formulas	636.2	11.0	620.7	10.9
Reserves based on subjective judgment	9.0	0.2	6.3	0.1

Total reserves	$5,773.0	100.0%	$5,683.6	100.0%

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

The following table sets forth policy reserves by block of business:

	June 30, 2012	December 31, 2011
	(In millions)
Policy reserves:
Individual disability insurance	$226.2	$219.8
Individual and group immediate annuity businesses	243.4	244.2
Individual life insurance	599.4	597.2

Total policy reserves	$1,069.0	$1,061.2

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

The following table sets forth total claim reserves by block of business:

	June 30, 2012	December 31, 2011
	(In millions)
Claim reserves:
Group disability insurance	$3,210.4	$3,135.2
Individual disability insurance	727.7	721.8
Group life insurance	765.9	765.4

Total claim reserves	$4,704.0	$4,622.4

Group and individual disability insurance.    Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011
Discount rate	4.00%	4.75%	5.25%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The 75 basis point decrease in the discount rate for the second quarter of 2012 compared to the first quarter of 2012 was primarily the result of a continued low interest rate environment and fewer investments in high yielding tax-advantage investments. A 75 basis point decrease in the discount rate for newly incurred claims results in a corresponding decrease in quarterly pre-tax income of $5.4 million. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the second quarter of 2012 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

The claims incidence rate for policy reserves and IBNR claim reserves can also fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. Claims incidence for the second quarter of 2012 compared to the same period of 2011 for our long term disability insurance business remained elevated.

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

Income Taxes

We file a U.S. consolidated income tax return that includes all subsidiaries. Our U.S. income tax is calculated using regular corporate income tax rates on a tax base determined by laws and regulations administered by the Internal Revenue Service (‘IRS’). We also file corporate income tax returns in various states. The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse.

GAAP requires management to use a more likely than not standard to evaluate whether, based on available evidence, each deferred tax asset will be realized. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized. We have recorded a deferred tax asset for certain loss carry forwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets without a valuation allowance will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

ITEM 4: CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2012, and designed to provide reasonable assurance that material information relating to the Company and the Company’s consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—Our 10-year senior notes of $250 million will mature in October 2012. Should market conditions and credit availability worsen, we could be required to consider alternative means of raising replacement capital for our senior notes.

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
•

If the U.S. economy and global financial markets do not continue to recover, it could have a lasting adverse effect on us—In addition to the risks we noted above that we are currently facing, if the U.S. economy and global financial markets do not continue to recover, we could be adversely affected in the following ways:

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.
•	Continued pressure on budgets for public institutions could impact our customer groups in this sector, which represents a significant customer group for our employee benefits business.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2012	—	$—	—	3,000,000
May 1-31, 2012	209,700	36.08	209,700	2,790,300
June 1-30, 2012	70,000	34.49	70,000	2,720,300

Total second quarter	279,700	35.68	279,700	2,720,300

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

The following table sets forth share repurchase activity:

	Three Months Ended June 30,
	2012	2011

	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	279,700	960,700
Cost of share repurchases	$10.0	$41.6
Weighted-average price per common share	35.68	43.23

Shares remaining under repurchase authorizations	2,720,300	3,495,900

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

At the Annual Meeting of Shareholders, held on May 7, 2012, Shareholders re-approved the Short Term Incentive Plan agreement for senior executive officers and other key employees. A copy of the Short Term Incentive plan agreement is attached hereto and filed herewith as Exhibit 10.2.

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 3.1	Articles of Incorporation of StanCorp Financial Group, Inc., as amended

Exhibit 3.2	Bylaws of StanCorp Financial Group, Inc.

Exhibit 10.1	Credit Agreement dated as of June 22, 2012 by and among StanCorp Financial Group, Inc, as Borrower, the Lenders Referred to in the Credit Agreement, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, U.S. Bank National Association, as Syndication Agent, and JP Morgan Chase Bank, National Association, as Documentation Agent

Exhibit 10.2	StanCorp Financial Group, Inc. Short-Term Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., as amended	Filed herewith

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on the Registrants Form S-1/A, dated March 12, 1999, and incorporated herein by reference

10.1	Credit Agreement dated as of June 22, 2012 by and among StanCorp Financial Group, Inc, as Borrower, the Lenders Referred to in the Credit Agreement, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, U.S. Bank National Association, as Syndication Agent, and JP Morgan Chase Bank, National Association, as Documentation Agent	Filed as Exhibit 10.1 on the Registrants Form 8-K dated June 22, 2012, and incorporated herein by reference

10.2	StanCorp Financial Group, Inc. Short-Term Incentive Plan	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.