Form 10-Q
period 2012-09-30
STANCORP FINANCIAL GROUP INC
filed 2012-11-06
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 26, 2012, there were 44,240,008 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011	2

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and the year ended December 31, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	73

ITEM 4.	CONTROLS AND PROCEDURES	73

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	74

ITEM 1A.	RISK FACTORS	74

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	78

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	78

ITEM 4.	MINE SAFETY DISCLOSURES	78

ITEM 5.	OTHER INFORMATION	78

ITEM 6.	EXHIBITS	79

SIGNATURES		80

PART I.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Premiums	$528.7	$539.8	$1,630.1	$1,610.6
Administrative fees	27.8	28.5	86.2	87.4
Net investment income	159.8	147.3	470.9	456.9
Net capital gains (losses):
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.7)	(0.3)	(3.2)	(1.7)
All other net capital gains (losses)	(1.9)	8.0	(3.6)	(6.2)

Total net capital gains (losses)	(2.6)	7.7	(6.8)	(7.9)

Total revenues	713.7	723.3	2,180.4	2,147.0

Benefits and expenses:
Benefits to policyholders	422.4	432.2	1,348.3	1,324.7
Interest credited	43.9	36.7	130.3	117.1
Operating expenses	115.3	120.7	355.9	357.1
Commissions and bonuses	49.6	53.1	156.3	166.1
Premium taxes	9.1	9.1	28.6	27.4
Interest expense	11.8	9.7	31.3	29.2
Net decrease (increase) in deferred acquisition costs, value of business acquired and other intangible assets	0.3	(4.2)	(1.9)	(14.6)

Total benefits and expenses	652.4	657.3	2,048.8	2,007.0

Income before income taxes	61.3	66.0	131.6	140.0
Income taxes	16.4	19.0	31.5	41.9

Net income	$44.9	$47.0	$100.1	$98.1

Net income per common share:
Basic	$1.02	$1.06	$2.26	$2.18
Diluted	1.01	1.05	2.26	2.17
Weighted-average common shares outstanding:
Basic	44,197,164	44,521,757	44,263,445	45,102,716
Diluted	44,238,372	44,577,667	44,349,725	45,256,407

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$44.9	$47.0	$100.1	$98.1
Other comprehensive income, net of tax:
Unrealized gains on securities—available-for-sale:
Net unrealized capital gains on securities—available-for-sale(1)	36.0	73.5	76.6	99.5
Reclassification adjustment for net capital gains included in net income(2)	(1.5)	(0.7)	(2.9)	(4.7)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	—	—	0.4	1.5
Reclassification adjustment for amortization to net periodic pension cost, net(4)	1.6	0.9	4.8	2.5

Total other comprehensive income, net of tax	36.1	73.7	78.9	98.8

Comprehensive income	$81.0	$120.7	$179.0	$196.9

(1)

Net of taxes of $19.5 million and $40.1 million for the three months ended September 30, 2012 and 2011, respectively; and $40.6 million and $53.2 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)

Net of tax benefits of $1.0 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively; and $1.8 million and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively.

(3)	Net of taxes of $0.2 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively.
(4)

Net of taxes of $0.9 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively; and $2.6 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2012	December 31, 2011
A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,418.5 and $6,209.9)	$7,120.4	$6,769.5
Commercial mortgage loans, net	5,149.0	4,902.3
Real estate, net	101.5	92.7
Other invested assets	179.7	130.9

Total investments	12,550.6	11,895.4
Cash and cash equivalents	172.4	138.4
Premiums and other receivables	129.0	118.8
Accrued investment income	113.6	111.7
Amounts recoverable from reinsurers	962.2	949.3
Deferred acquisition costs, value of business acquired and other intangible assets, net	344.0	344.9
Goodwill	36.0	36.0
Property and equipment, net	95.1	101.3
Other assets	146.6	113.9
Separate account assets	5,071.8	4,593.5

Total assets	$19,621.3	$18,403.2

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,821.5	$5,683.6
Other policyholder funds	5,324.5	5,078.1
Deferred tax liabilities, net	152.8	103.0
Short-term debt	1.1	251.2
Long-term debt	551.5	300.9
Other liabilities	527.0	402.5
Separate account liabilities	5,071.8	4,593.5

Total liabilities	17,450.2	16,412.8

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 44,239,608 and 44,268,859 shares issued at September 30, 2012 and December 31, 2011, respectively	84.1	82.4
Accumulated other comprehensive income	314.0	235.1
Retained earnings	1,773.0	1,672.9

Total shareholders’ equity	2,171.1	1,990.4

Total liabilities and shareholders’ equity	$19,621.3	$18,403.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions)

			Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2011	46,159,387	$158.2	$160.9	$1,575.5	$1,894.6
Net income	—	—	—	136.7	136.7
Other comprehensive income, net of tax	—	—	74.2	—	74.2
Common stock:
Repurchased	(2,180,100)	(90.3)	—	—	(90.3)
Issued under share-based compensation plans, net	289,572	14.5	—	—	14.5
Dividends declared on common stock	—	—	—	(39.3)	(39.3)

Balance, December 31, 2011	44,268,859	82.4	235.1	1,672.9	1,990.4

Net income	—	—	—	100.1	100.1
Other comprehensive income, net of tax	—	—	78.9	—	78.9

Common stock:
Repurchased	(279,700)	(10.0)	—	—	(10.0)
Issued under share-based compensation plans, net	250,449	11.7	—	—	11.7

Balance, September 30, 2012	44,239,608	$84.1	$314.0	$1,773.0	$2,171.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2012	2011
Operating:
Net income	$100.1	$98.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	6.8	7.9
Depreciation and amortization	87.8	90.2
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(55.3)	(64.6)
Deferred income taxes	8.5	(2.9)
Changes in other assets and liabilities:
Receivables and accrued income	(24.7)	(26.7)
Future policy benefits and claims	111.1	114.0
Other, net	84.0	29.8

Net cash provided by operating activities	318.3	245.8

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	638.6	694.2
Proceeds from sale or repayment of commercial mortgage loans	588.1	424.5
Proceeds from sale of real estate	7.0	53.4
Acquisition of fixed maturity securities—available-for-sale	(846.8)	(847.5)
Acquisition or origination of commercial mortgage loans	(861.6)	(752.9)
Acquisition of real estate	(0.9)	(3.8)
Acquisition of other invested assets	(37.2)	(36.6)
Acquisition of property and equipment, net	(11.8)	(12.6)

Net cash used in investing activities	(524.6)	(481.3)

Financing:
Policyholder fund deposits	1,401.8	1,395.2
Policyholder fund withdrawals	(1,155.4)	(1,053.8)
Repayment of debt	(250.0)	—
Issuance of debt, net of issuance costs	246.7	—
Issuance of common stock	6.7	6.3
Repurchases of common stock	(10.0)	(90.0)
Other, net	0.5	(2.0)

Net cash provided by financing activities	240.3	255.7

Increase in cash and cash equivalents	34.0	20.2
Cash and cash equivalents, beginning of period	138.4	152.0

Cash and cash equivalents, end of period	$172.4	$172.2

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$151.4	$147.7
Income taxes	0.9	59.6
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	14.3	13.0
Commercial mortgage loans originated on real estate sold	0.8	27.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp, headquartered in Portland, Oregon, is a holding company and conducts business through wholly-owned operating subsidiaries throughout the United States (“U.S.”). Through its subsidiaries, StanCorp has the authority to underwrite insurance products in all 50 states. StanCorp operates through two segments: Insurance Services and Asset Management as well as an Other category. See “Note 5—Segments.”

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

Standard Management owns and manages certain real estate properties held for sale from time-to-time in conjunction with our real estate business.

Adaptu provides an online service to help users plan and manage their financial lives.

Standard holds interests in tax-advantaged investments. These interests do not meet the requirements for consolidation under existing accounting standards, and thus the Company’s interests in the tax-advantaged investments are accounted for under the equity method of accounting. The total investment in these interests was $177.1 million and $128.0 million at September 30, 2012 and December 31, 2011, respectively.

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs (“DAC”). The Company has adopted this standard retrospectively as of January 1, 2012, and comparative financial statements of prior periods have been adjusted.

The accompanying unaudited consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2012, and for the results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. Interim results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. This report should be read in conjunction with the Company’s 2011 annual report on Form 10-K and the Company’s current report on Form 8-K dated July 18, 2012 which updated certain items in the Company’s annual report on Form 10-K for the retrospective adoption of ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (in millions)	$44.9	$47.0	$100.1	$98.1

Basic weighted-average common shares outstanding	44,197,164	44,521,757	44,263,445	45,102,716
Stock options	41,208	55,910	83,759	152,368
Stock awards	—	—	2,521	1,323

Diluted weighted-average common shares outstanding	44,238,372	44,577,667	44,349,725	45,256,407

Net income per common share:
Net income per basic common share	$1.02	$1.06	$2.26	$2.18
Net income per diluted common share	1.01	1.05	2.26	2.17
Antidilutive shares not included in net income per diluted common share calculation	2,479,470	2,264,262	2,199,795	1,903,674

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. Of the 4.8 million shares of common stock authorized for the 2002 Plan, 0.8 million shares or options for shares remain available for grant at September 30, 2012. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 3.5 million shares authorized for the ESPP, 1.5 million shares remain available for issuance at September 30, 2012.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Compensation cost	$1.4	$1.4	$5.3	$4.5
Related income tax benefit	0.5	0.5	1.8	1.6

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

The Company granted 268,033 and 236,785 options for the first nine months of 2012 and 2011, respectively, at a weighted-average exercise price of $38.09 and $45.46, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first nine months of 2012 and 2011 was $13.73 and $17.48, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At September 30, 2012, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $6.5 million. This compensation cost will be recognized over a weighted-average period of 2.6 years.

Stock Award Grants

The Company grants performance-based stock awards (“Performance Shares”) to designated senior officers. The payout for these awards is based on the Company’s financial performance over a three-year period. Performance Share grants represent the maximum number of shares of StanCorp common stock issuable to the designated senior officers. The actual number of shares issued at the end of the performance period is based on satisfaction of employment and Company financial performance conditions, with a portion of the shares withheld to cover required tax withholding. Under the 2002 Plan, the Company had 0.6 million shares available for issuance as stock award grants at September 30, 2012.

The Company granted 179,818 and 116,978 Performance Shares for the first nine months of 2012 and 2011, respectively.

The Company issued 9,899 and 4,906 shares of StanCorp common stock for the first nine months of 2012 and 2011, respectively, to redeem Performance Shares that vested following the 2011 and 2010 performance periods, net of Performance Shares withheld to cover the required taxes.

The fair value of the Performance Shares is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $15.3 million in additional compensation cost would be recognized through 2014. Assuming that the target performance is achieved for each performance goal, $8.1 million in additional compensation cost would be recognized through 2014. Assuming that the maximum performance is achieved, this cost would be recognized over a weighted-average period of 1.6 years.

Director Stock Grants

Effective May 7, 2012, each director who is not an employee of the Company receives annual stock grants with a fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting. The stock grants generally vest after one year.

The Company issued 9,489 and 10,399 shares of StanCorp common stock for the first nine months of 2012 and 2011, respectively, related to the annual Director stock grant.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Compensation cost	$0.3	$0.3	$1.2	$1.1
Related income tax benefit	0.1	0.1	0.4	0.4

4.	RETIREMENT BENEFITS

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

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Components of net periodic benefit cost:
Service cost	$2.5	$2.4	$7.4	$7.4
Interest cost	4.1	4.5	12.4	13.6
Expected return on plan assets	(6.6)	(5.6)	(19.9)	(16.8)
Amortization of prior service cost	0.2	0.2	0.5	0.5
Amortization of net actuarial loss	2.1	1.0	6.5	2.9

Net periodic benefit cost	2.3	2.5	6.9	7.6

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of net actuarial loss	(2.1)	(1.0)	(6.5)	(2.9)

Total recognized in other comprehensive income	(2.3)	(1.2)	(7.0)	(3.4)

Total recognized in net periodic benefit cost and other comprehensive income	$—	$1.3	$(0.1)	$4.2

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

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Components of net periodic benefit cost:
Service cost	$0.3	$0.4	$0.7	$0.8
Interest cost	0.4	0.6	1.3	1.6
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.2)

Net periodic benefit cost	0.4	0.7	1.1	1.6

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net gain	—	—	(0.7)	(2.3)
Amortization of prior service cost	0.1	0.1	0.3	0.2

Total recognized in other comprehensive income	0.1	0.1	(0.4)	(2.1)

Total recognized in net periodic benefit cost and other comprehensive income	$0.5	$0.8	$0.7	$(0.5)

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.5 million and $2.4 million for the third quarters of 2012 and 2011, respectively, and $7.9 million and $8.2 million for the first nine months of 2012 and 2011, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.4 million at September 30, 2012 and $10.7 million at December 31, 2011.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $28.9 million and $28.5 million at September 30, 2012 and December 31, 2011, respectively. Expenses were $0.6 million and $0.7 million for the third quarters of 2012 and 2011, respectively, and were $1.9 million and $2.1 million for the first nine months of 2012 and 2011, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income was $5.3 million and $5.7 million at September 30, 2012 and December 31, 2011, respectively.

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

The following table sets forth intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Intersegment administrative fee revenues	$4.5	$4.2	$13.3	$12.4

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$218.3	$224.7	$667.0	$670.8
Group long term disability	199.1	200.5	603.5	602.0
Group short term disability	52.5	52.4	160.3	156.3
Group other	19.7	20.5	59.2	60.5
Experience rated refunds	(6.5)	(4.0)	4.7	(14.2)

Total group insurance	483.1	494.1	1,494.7	1,475.4
Individual disability insurance	44.4	44.2	130.4	129.0

Total Insurance Services premiums	527.5	538.3	1,625.1	1,604.4

Asset Management:
Retirement plans	0.1	0.7	1.3	1.4
Individual annuities	1.1	0.8	3.7	4.8

Total Asset Management premiums	1.2	1.5	5.0	6.2

Total premiums	$528.7	$539.8	$1,630.1	$1,610.6

Administrative fees:
Insurance Services:
Group insurance	$3.0	$2.9	$10.2	$8.4
Individual disability insurance	0.1	0.1	0.2	0.2

Total Insurance Services administrative fees	3.1	3.0	10.4	8.6

Asset Management:
Retirement plans	21.5	22.3	66.0	68.5
Other financial services businesses	7.7	7.4	23.1	22.7

Total Asset Management administrative fees	29.2	29.7	89.1	91.2

Other administrative fees	(4.5)	(4.2)	(13.3)	(12.4)

Total administrative fees	$27.8	$28.5	$86.2	$87.4

Net investment income:
Insurance Services:
Group insurance	$72.2	$72.7	$214.0	$216.0
Individual disability insurance	13.8	13.1	40.2	39.6

Total Insurance Services net investment income	86.0	85.8	254.2	255.6

Asset Management:
Retirement plans	24.2	22.5	71.0	66.9
Individual annuities	44.4	33.4	129.0	117.2
Other financial services businesses	3.7	3.1	10.0	9.4

Total Asset Management net investment income	72.3	59.0	210.0	193.5

Other net investment income	1.5	2.5	6.7	7.8

Total net investment income	$159.8	$147.3	$470.9	$456.9

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total

	(In millions)
Three Months Ended September 30, 2012
Revenues:
Premiums	$527.5	$1.2	$—	$528.7
Administrative fees	3.1	29.2	(4.5)	27.8
Net investment income	86.0	72.3	1.5	159.8
Net capital losses	—	—	(2.6)	(2.6)

Total revenues	616.6	102.7	(5.6)	713.7

Benefits and expenses:
Benefits to policyholders	417.6	4.8	—	422.4
Interest credited	1.0	42.9	—	43.9
Operating expenses	85.4	28.7	1.2	115.3
Commissions and bonuses	43.2	6.4	—	49.6
Premium taxes	9.1	—	—	9.1
Interest expense	—	—	11.8	11.8
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(2.1)	2.4	—	0.3

Total benefits and expenses	554.2	85.2	13.0	652.4

Income (loss) before income taxes	$62.4	$17.5	$(18.6)	$61.3

	Insurance Services	Asset Management	Other	Total

	(In millions)
Three Months Ended September 30, 2011
Revenues:
Premiums	$538.3	$1.5	$—	$539.8
Administrative fees	3.0	29.7	(4.2)	28.5
Net investment income	85.8	59.0	2.5	147.3
Net capital gains	—	—	7.7	7.7

Total revenues	627.1	90.2	6.0	723.3

Benefits and expenses:
Benefits to policyholders	427.1	5.1	—	432.2
Interest credited	0.9	35.8	—	36.7
Operating expenses	84.2	28.9	7.6	120.7
Commissions and bonuses	46.1	7.0	—	53.1
Premium taxes	9.1	—	—	9.1
Interest expense	—	—	9.7	9.7
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(5.3)	1.1	—	(4.2)

Total benefits and expenses	562.1	77.9	17.3	657.3

Income (loss) before income taxes	$65.0	$12.3	$(11.3)	$66.0

	Insurance Services	Asset Management	Other	Total

	(In millions)
Nine Months Ended September 30, 2012
Revenues:
Premiums	$1,625.1	$5.0	$—	$1,630.1
Administrative fees	10.4	89.1	(13.3)	86.2
Net investment income	254.2	210.0	6.7	470.9
Net capital losses	—	—	(6.8)	(6.8)

Total revenues	1,889.7	304.1	(13.4)	2,180.4

Benefits and expenses:
Benefits to policyholders	1,333.3	15.0	—	1,348.3
Interest credited	3.6	126.7	—	130.3
Operating expenses	264.5	88.2	3.2	355.9
Commissions and bonuses	133.9	22.4	—	156.3
Premium taxes	28.6	—	—	28.6
Interest expense	—	—	31.3	31.3
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(6.0)	4.1	—	(1.9)

Total benefits and expenses	1,757.9	256.4	34.5	2,048.8

Income (loss) before income taxes	$131.8	$47.7	$(47.9)	$131.6

Total assets	$8,347.5	$10,888.7	$385.1	$19,621.3

	Insurance Services	Asset Management	Other	Total

	(In millions)
Nine Months Ended September 30, 2011
Revenues:
Premiums	$1,604.4	$6.2	$—	$1,610.6
Administrative fees	8.6	91.2	(12.4)	87.4
Net investment income	255.6	193.5	7.8	456.9
Net capital losses	—	—	(7.9)	(7.9)

Total revenues	1,868.6	290.9	(12.5)	2,147.0

Benefits and expenses:
Benefits to policyholders	1,309.5	15.2	—	1,324.7
Interest credited	3.5	113.6	—	117.1
Operating expenses	256.4	87.2	13.5	357.1
Commissions and bonuses	140.3	25.8	—	166.1
Premium taxes	27.3	0.1	—	27.4
Interest expense	—	—	29.2	29.2
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(16.3)	1.7	—	(14.6)

Total benefits and expenses	1,720.7	243.6	42.7	2,007.0

Income (loss) before income taxes	$147.9	$47.3	$(55.2)	$140.0

Total assets	$8,109.5	$9,492.9	$285.5	$17,887.9

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach, which uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following tables set forth the estimated fair value and the carrying value of each financial instrument:

	September 30, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,427.5	$6,427.5	$—	$6,360.8	$66.7
U.S. government and agency bonds	430.3	430.3	—	430.3	—
U.S. state and political subdivision bonds	176.5	176.5	—	174.8	1.7
Foreign government bonds	72.3	72.3	—	72.3	—
S&P 500 Index options	13.8	13.8	—	—	13.8

Total fixed maturity securities	$7,120.4	$7,120.4	$—	$7,038.2	$82.2

Commercial mortgage loans, net	$5,149.0	$5,838.5	$—	$—	$5,838.5
Policy loans	2.5	2.5	—	—	2.5
Separate account assets	5,071.8	5,071.8	4,926.5	145.3	—
Liabilities:
Total other policyholder funds, investment type contracts	$4,700.4	$5,088.7	$—	$—	$5,088.7
Index-based interest guarantees	58.6	58.6	—	—	58.6
Short-term debt	1.1	0.7	—	0.7	—
Long-term debt	551.5	568.7	—	568.7	—

	December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,059.3	$6,059.3	$—	$5,995.3	$64.0
U.S. government and agency bonds	452.1	452.1	—	451.6	0.5
U.S. state and political subdivision bonds	178.8	178.8	—	177.4	1.4
Foreign government bonds	72.1	72.1	—	72.1	—
S&P 500 Index options	7.2	7.2	—	—	7.2

Total fixed maturity securities	$6,769.5	$6,769.5	$—	$6,696.4	$73.1

Commercial mortgage loans, net	$4,902.3	$5,450.9	$—	$—	$5,450.9
Policy loans	2.9	2.9	—	—	2.9
Separate account assets	4,593.5	4,593.5	4,444.4	149.1	—
Liabilities:
Total other policyholder funds, investment type contracts	$4,449.2	$4,804.8	$—	$—	$4,804.8
Index-based interest guarantees	49.5	49.5	—	—	49.5
Short-term debt	251.2	263.7	—	263.7	—
Long-term debt	300.9	272.0	—	272.0	—

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

The fair value for short-term and long-term debt was predominantly based on quoted market prices as of September 30, 2012 and December 31, 2011, and trades occurring close to September 30, 2012 and December 31, 2011.

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

Fixed maturity securities are comprised of the following classes:

•	Corporate bonds
•	U.S. government and agency bonds.
•	U.S. state and political subdivision bonds.
•	Foreign government bonds.
•	S&P 500 Index options.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of September 30, 2012 or December 31, 2011.

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

Valuations for commercial mortgage loans measured at fair value on a nonrecurring basis using significant unobservable Level 3 inputs are sensitive to a number of variables, but are most sensitive to net operating income and the applied capitalization rate. Generally, an increase or decrease resulting from a change in the stabilized net operating income from the collateralized property would result in a directionally similar change in the fair value of the asset. An increase or decrease in the assumption for the capitalization rate would result in a directionally opposite change in the fair value of the asset.

Valuations for real estate owned measured at fair value on a nonrecurring basis using significant unobservable Level 3 inputs are sensitive to a number of variables, but are most sensitive to the reductions taken on appraisals obtained, which may result in a fair value and carrying value below the appraised value. Generally, an increase in the reductions taken on appraisals obtained would result in a reduction in the fair value of the asset.

Quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value is as follows:

	September 30, 2012 (Dollars in millions)
	Fair Value	Valuation Technique	Unobservable Input	Range of inputs
S&P 500 Index options	$13.8	Black-Scholes option pricing model	Various assumptions	(a)

Index-based interest guarantees	58.6	Discounted cash flow	Expected future option purchase	1%-5%
			Various assumptions	(b)

		Black-Scholes option pricing model	Various assumptions	(a)

Commercial mortgage loans	55.1	Appraisals	Reduction on appraisal	0%-43%
		Cash flows	Capitalization rate (c)	7%-14%

Real estate owned	32.9	Appraisals	Reduction on appraisal	0%-44%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 index.
(b)	Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36%.
(c)	Capitalization rates are used as an internal analysis in converting the underlying property’s income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended September 30, 2012
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning balance	$—	$1.8	$58.6	$12.4	$72.8	$56.0
Total realized/unrealized gains (losses):
Included in net income	—	—	—	2.9	2.9	2.5
Included in other comprehensive income (loss)	—	(0.1)	0.4	—	0.3	—
Purchases, issuances, sales and settlements:
Purchases	—	—	8.2	2.1	10.3	—
Issuances	—	—	—	—	—	0.9
Sales	—	—	(0.1)	—	(0.1)	—
Settlements	—	—	—	(3.6)	(3.6)	(0.8)
Transfers into level 3	—	—	(0.4)	—	(0.4)	—
Transfers out of level 3	—	—	—	—	—	—

Ending balance	$—	$1.7	$66.7	$13.8	$82.2	$58.6

	Three Months Ended September 30, 2011
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning balance	$0.7	$1.4	$55.2	$12.8	$70.1	$51.1
Total realized/unrealized gains (losses):
Included in net income	—	—	—	(6.8)	(6.8)	(3.8)
Included in other comprehensive income (loss)	(0.1)	—	0.6	—	0.5	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.2	2.2	—
Issuances	—	—	—	—	—	0.4
Sales	—	—	(0.2)	—	(0.2)	—
Settlements	—	—	—	(3.8)	(3.8)	(0.5)
Transfers into level 3	—	—	6.1	—	6.1	—
Transfers out of level 3	—	—	—	—	—	—

Ending balance	$0.6	$1.4	$61.7	$4.4	$68.1	$47.2

	Nine Months Ended September 30, 2012
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning balance	$0.5	$1.4	$64.0	$7.2	$73.1	$49.5
Total realized/unrealized gains (losses):
Included in net income	—	—	—	7.3	7.3	7.2
Included in other comprehensive income (loss)	—	(0.1)	(1.0)	—	(1.1)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	8.2	6.9	15.1	—
Issuances	—	—	—	—	—	4.1
Sales	—	—	(0.1)	—	(0.1)	—
Settlements	—	—	—	(7.6)	(7.6)	(2.2)
Transfers into level 3	—	0.4	5.1	—	5.5	—
Transfers out of level 3	(0.5)	—	(9.5)	—	(10.0)	—

Ending balance	$—	$1.7	$66.7	$13.8	$82.2	$58.6

	Nine Months Ended September 30, 2011
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)
Beginning balance	$0.9	$1.7	$59.0	$13.3	$74.9	$48.5
Total realized/unrealized gains (losses):
Included in net income	—	—	—	(3.0)	(3.0)	(1.7)
Included in other comprehensive income (loss)	(0.3)	0.1	(1.5)	—	(1.7)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	6.9	6.9	—
Issuances	—	—	—	—	—	1.6
Sales	—	—	(1.9)	—	(1.9)	—
Settlements	—	—	—	(12.8)	(12.8)	(1.2)
Transfers into level 3	—	—	6.1	—	6.1	—
Transfers out of level 3	—	(0.4)	—	—	(0.4)	—

Ending balance	$0.6	$1.4	$61.7	$4.4	$68.1	$47.2

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for the third quarters and first nine months of 2012 and 2011.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Assets:
S&P 500 Index options	$2.7	$(7.0)	$4.0	$(5.9)

Liabilities:
Index-based interest guarantees	$(5.4)	$3.0	$(11.8)	$(1.4)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded in other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded to interest credited. The interest credited amount included negative interest on policyholder funds due to changes in the Level 3 actuarial assumptions of $1.1 million and $0.2 million for the third quarters of 2012 and 2011, respectively, and $2.2 million and $1.7 million for the first nine months of 2012 and 2011, respectively.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of September 30, 2012 that the Company continued to hold:

	September 30, 2012
	Total	Level 1	Level 2	Level 3

	(In millions)
Commercial mortgage loans	$55.1	$—	$—	$55.1
Real estate owned	32.9	—	—	32.9

Total assets measured at fair value on a nonrecurring basis	$88.0	$—	$—	$88.0

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $74.6 million were written down to their fair value of $55.1 million, less selling costs, at September 30, 2012. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $25.0 million at September 30, 2012. The real estate owned measured on a nonrecurring basis as of September 30, 2012, and still held at September 30, 2012 had capital losses totaling $1.3 million for the first nine months of 2012. Real estate owned measured on a nonrecurring basis represents newly acquired properties or properties whose value has been adjusted based on pending sale or other market information.

The following table sets forth the assets measured at fair value on a nonrecurring basis as of December 31, 2011 that the Company continued to hold:

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Corporate bonds	$5,819.0	$611.3	$(2.8)	$6,427.5
U.S. government and agency bonds	365.6	64.7	—	430.3
U.S. state and political subdivision bonds	158.7	17.8	—	176.5
Foreign government bonds	61.4	10.9	—	72.3
S&P 500 Index options	13.8	—	—	13.8

Total fixed maturity securities	$6,418.5	$704.7	$(2.8)	$7,120.4

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Corporate bonds	$5,588.4	$491.8	$(20.9)	$6,059.3
U.S. government and agency bonds	387.8	64.3	—	452.1
U.S. state and political subdivision bonds	164.8	14.0	—	178.8
Foreign government bonds	61.7	10.4	—	72.1
S&P 500 Index options	7.2	—	—	7.2

Total fixed maturity securities	$6,209.9	$580.5	$(20.9)	$6,769.5

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In millions)
Due in one year or less	$803.0	$818.6	$632.7	$645.0
Due after one year through five years	2,697.1	2,915.8	2,534.6	2,693.6
Due after five years through ten years	2,076.6	2,343.5	2,173.9	2,392.5
Due after ten years	841.8	1,042.5	868.7	1,038.4

Total fixed maturity securities	$6,418.5	$7,120.4	$6,209.9	$6,769.5

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds without make-whole provisions represented 8.3%, or $592.4 million, of the Company’s fixed maturity securities portfolio at September 30, 2012. At September 30, 2012, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio. At September 30, 2012, the Company did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At September 30, 2012, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.8%, or $54.7 million, of the Company’s fixed maturity security portfolio. There were no impairments on fixed maturity securities related to euro zone exposure during the first nine months of 2012.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2012
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	98	$2.8	82	$1.6	16	$1.2
Fair market value of securities with unrealized losses:
Corporate bonds	98	$87.0	82	$71.4	16	$15.6

	December 31, 2011
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	360	$20.9	334	$17.4	26	$3.5
Fair market value of securities with unrealized losses:
Corporate bonds	360	$425.3	334	$398.0	26	$27.3

The unrealized losses on the investment securities set forth above were partly due to increases in market interest rates subsequent to their purchase by the Company and have also been affected by overall economic factors. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to credit quality or due to any company or industry specific event. Based on management’s evaluation of the securities and the Company’s intent to hold the securities, and as it is unlikely that the Company will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary.

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At September 30, 2012, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,492.2	48.4%	$2,457.8	50.1%
Industrial	967.4	18.8	900.4	18.4
Office	944.7	18.3	911.1	18.6
Hotel/motel	297.5	5.8	241.9	4.9
Commercial	199.4	3.9	187.1	3.8
Apartment and other	247.8	4.8	204.0	4.2

Total commercial mortgage loans	$5,149.0	100.0%	$4,902.3	100.0%

Geographic region*:
Pacific	$1,811.2	35.2%	$1,699.3	34.7%
South Atlantic	1,028.9	20.0	953.8	19.5
West South Central	629.6	12.2	605.3	12.3
Mountain	609.1	11.8	585.8	11.9
East North Central	420.3	8.2	393.4	8.0
Middle Atlantic	241.8	4.7	243.8	5.0
West North Central	183.9	3.6	184.8	3.8
East South Central	131.7	2.5	129.9	2.6
New England	92.5	1.8	106.2	2.2

Total commercial mortgage loans	$5,149.0	100.0%	$4,902.3	100.0%

U.S. state:
California	$1,418.4	27.5%	$1,332.0	27.2%
Texas	574.0	11.1	550.8	11.2
Florida	316.0	6.2	305.3	6.2
Georgia	304.3	5.9	270.1	5.5
Other states	2,536.3	49.3	2,444.1	49.9

Total commercial mortgage loans	$5,149.0	100.0%	$4,902.3	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$45.6	$43.5	$48.1	$36.1
Provision	5.0	7.5	11.4	25.5
Charge-offs, net	(2.6)	(3.9)	(11.5)	(14.5)

Ending balance	$48.0	$47.1	$48.0	$47.1

Specific loan loss allowance	$25.0	$26.8	$25.0	$26.8
General loan loss allowance	23.0	20.3	23.0	20.3

Total commercial mortgage loan loss allowance	$48.0	$47.1	$48.0	$47.1

The higher commercial mortgage loan loss allowance as of September 30, 2012 compared to September 30, 2011 was primarily due to the increase in the general loan loss allowance as of September 30, 2012 compared to September 30, 2011. The decrease in the provision and charge-offs for the third quarter and first nine months of 2012 compared to the same periods of 2011 were primarily related to lower losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio during the third quarter and first nine months of 2012.

The following table sets forth the recorded investment in commercial mortgage loans:

	September 30, 2012	December 31, 2011
	(In millions)
Commercial mortgage loans collectively evaluated for impairment	$5,098.4	$4,845.7
Commercial mortgage loans individually evaluated for impairment	98.6	104.7
Commercial mortgage loan loss allowance	(48.0)	(48.1)

Total commercial mortgage loans	$5,149.0	$4,902.3

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	September 30, 2012
	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total

	(In millions)
Performing commercial mortgage loans	$2,487.5	$941.5	$965.5	$297.5	$198.8	$247.8	$5,138.6
Nonperforming commercial mortgage loans	4.7	3.2	1.9	—	0.6	—	10.4

Total commercial mortgage loans	$2,492.2	$944.7	$967.4	$297.5	$199.4	$247.8	$5,149.0

	December 31, 2011
	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total

	(In millions)
Performing commercial mortgage loans	$2,442.3	$898.4	$895.2	$241.9	$182.0	$201.3	$4,861.1
Nonperforming commercial mortgage loans	15.5	12.7	5.2	—	5.1	2.7	41.2

Total commercial mortgage loans	$2,457.8	$911.1	$900.4	$241.9	$187.1	$204.0	$4,902.3

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$12.5	$12.5	$—	$2.9
Office	6.3	6.3	—	5.1
Industrial	3.3	3.3	—	—
Apartment and other	1.9	1.9	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	24.0	24.0	—	8.0

With specific loan loss allowances:
Retail	35.7	35.7	13.8	6.3
Office	11.4	11.4	2.7	1.8
Industrial	10.8	10.8	3.3	0.9
Hotel/motel	5.9	5.9	0.4	—
Commercial	7.7	7.7	4.7	3.0
Apartment and other	3.1	3.1	0.1	—

Total impaired commercial mortgage loans with specific loan loss allowances	74.6	74.6	25.0	12.0

Total impaired commercial mortgage loans	$98.6	$98.6	$25.0	$20.0

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$8.6	$8.6	$—	$2.1
Office	5.8	5.8	—	4.3
Industrial	5.8	5.8	—	0.9
Hotel/motel	5.9	5.9	—	—
Apartment and other	2.8	2.8	—	1.1

Total impaired commercial mortgage loans without specific loan loss allowances	28.9	28.9	—	8.4

With specific loan loss allowances:
Retail	31.7	31.7	10.7	10.2
Office	18.3	18.3	5.2	10.1
Industrial	11.5	11.5	5.0	7.5
Commercial	11.1	11.1	5.3	11.1
Apartment and other	3.2	3.2	0.4	1.9

Total impaired commercial mortgage loans with specific loan loss allowances	75.8	75.8	26.6	40.8

Total impaired commercial mortgage loans	$104.7	$104.7	$26.6	$49.2

The decrease in impaired commercial mortgage loans at September 30, 2012 compared to December 31, 2011 was primarily due to loan repayments and foreclosures during the first nine months of 2012. As of September 30, 2012 and December 31, 2011, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

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

The following table sets forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	3	$2.6	$3.9	7	$6.0	$7.2
Industrial	—	—	—	3	2.4	2.4
Apartment and other	—	—	—	1	1.8	1.8

Total troubled debt restructurings	3	$2.6	$3.9	11	$10.2	$11.4

The following table sets forth information related to the troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the periods presented:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

	(Dollars in millions)
Troubled debt restructurings that subsequently defaulted:
Retail	—	$—	1	$0.8

Total troubled debt restructurings	—	$—	1	$0.8

At September 30, 2012, subsequently defaulted troubled debt restructurings identified during the previous twelve months were reinstated and current.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Average recorded investment	$99.0	$91.9	$101.7	$89.2

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.0 million and $0.7 million for the third quarters of 2012 and 2011, respectively, and was $3.1 million and $2.8 million for the first nine months of 2012 and 2011, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $1.0 million and $0.7 million for the third quarters of 2012 and 2011, respectively, and was $3.0 million and $2.1 million for the first nine months of 2012 and 2011, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	September 30, 2012
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$11.1	$0.3	$7.6	$19.0	$(3.2)	$2,476.4	$2,492.2
Office	1.8	—	3.7	5.5	(0.5)	939.7	944.7
Industrial	0.8	1.3	1.3	3.4	(0.8)	964.8	967.4
Hotel/motel	—	—	—	—	—	297.5	297.5
Commercial	—	—	1.4	1.4	(0.8)	198.8	199.4
Apartment and other	—	—	—	—	—	247.8	247.8

Total commercial mortgage loans	$13.7	$1.6	$14.0	$29.3	$(5.3)	$5,125.0	$5,149.0

	December 31, 2011
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$3.1	$7.1	$3.0	$13.2	$(1.3)	$2,445.9	$2,457.8
Office	0.8	1.5	1.6	3.9	(0.4)	907.6	911.1
Industrial	1.4	0.4	2.3	4.1	(0.7)	897.0	900.4
Hotel/motel	—	—	—	—	—	241.9	241.9
Commercial	—	—	1.2	1.2	(0.8)	186.7	187.1
Apartment and other	0.2	—	—	0.2	—	203.8	204.0

Total commercial mortgage loans	$5.5	$9.0	$8.1	$22.6	$(3.2)	$4,882.9	$4,902.3

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $15.6 million and $17.1 million at September 30, 2012 and December 31, 2011, respectively. Overall, commercial mortgage loans at least 60 days past due were 0.30% and 0.34% of the commercial mortgage loan portfolio at September 30, 2012 and December 31, 2011.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	(In millions)
Fixed maturity securities:
Bonds	$77.8	$79.2	$235.2	$243.1
S&P 500 Index options	2.9	(6.8)	7.3	(3.0)

Total fixed maturity securities	80.7	72.4	242.5	240.1
Commercial mortgage loans	87.2	79.6	248.3	229.9
Real estate	—	0.1	0.1	0.8
Other	(2.5)	0.7	(3.2)	2.7

Gross investment income	165.4	152.8	487.7	473.5
Investment expenses	(5.6)	(5.5)	(16.8)	(16.6)

Net investment income	$159.8	$147.3	$470.9	$456.9

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Gains:
Fixed maturity securities	$3.5	$1.3	$9.3	$9.4
Commercial mortgage loans	0.6	0.3	1.2	0.7
Real estate investments	—	19.4	—	28.1
Real estate owned	0.7	0.2	1.0	0.6
Other	—	—	0.1	—

Gross capital gains	4.8	21.2	11.6	38.8

Losses:
Fixed maturity securities	(1.0)	(0.6)	(4.6)	(2.2)
Provision for commercial mortgage loan losses	(5.0)	(7.5)	(11.4)	(25.5)
Real estate investments	—	—	—	(0.2)
Real estate owned	(0.9)	(3.8)	(1.9)	(17.0)
Other	(0.5)	(1.6)	(0.5)	(1.8)

Gross capital losses	(7.4)	(13.5)	(18.4)	(46.7)

Net capital (losses) gains	$(2.6)	$7.7	$(6.8)	$(7.9)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $8.0 million and $6.7 million at September 30, 2012 and December 31, 2011, respectively.

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

The notional amount of the Company’s S&P 500 index options at September 30, 2012 and December 31, 2011 was $313.2 million and $303.1 million, respectively. Option premiums paid for the Company’s index option contracts were $2.1 million and $2.2 million for the third quarters of 2012 and 2011, respectively, and were $6.9 million for the first nine months of 2012 and 2011. The Company received $3.6 million and $3.8 million for options exercised for the third quarters of 2012 and 2011, respectively, and $7.6 million and $12.8 million for the first nine months of 2012 and 2011, respectively.

The Company recognizes all derivative instruments as assets or liabilities on the balance sheet at fair value. The Company does not designate its derivatives as hedging instruments and thus does not use hedge accounting. As such, any change in the fair value of the derivative assets and derivative liabilities is recognized as income or loss in the period of change. See “Note 6—Fair Value” for additional information regarding the fair value of the Company’s derivative assets and liabilities.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	September 30, 2012	December 31, 2011

	(In millions)
Assets:
Fixed maturity securities:
S&P 500 Index options	$13.8	$7.2

Liabilities:
Other policyholder funds:
Index-based interest guarantees	$58.6	$49.5

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Not Designated as Hedging Instruments	2012	2011	2012	2011

	(In millions)
Net investment income:
S&P 500 Index options	$2.9	$(6.8)	$7.3	$(3.0)
Interest credited:
Index-based interest guarantees	(2.5)	3.8	(7.2)	1.7

Net gain (loss)	$0.4	$(3.0)	$0.1	$(1.3)

Changes in the fair value of the S&P 500 Index options and index-based interest guarantees are primarily the result of fluctuations in the S&P 500 Index and are recorded to net investment income and interest credited, respectively. As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, a process known as “unlocking”, interest credited increased $1.1 million and $0.2 million for the third quarters of 2012 and 2011, respectively, and $2.2 million and $1.7 million for the first nine months of 2012 and 2011, respectively.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the counterparties from which it purchases its S&P 500 Index options and these counterparties’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of approximately 8.1% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	September 30, 2012
	Assets at Fair Value	Maximum Credit Risk
	(In millions)
Counterparty:
The Bank of New York Mellon	$12.9	$17.8
Goldman Sachs	0.9	1.5

Total	$13.8	$19.3

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs. The Company adopted this standard retrospectively as of January 1, 2012 and comparative financial statements of prior periods have been adjusted.

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011

	(In millions)
Carrying value at beginning of period:
DAC	$274.4	$250.1
VOBA	26.4	28.4
Other intangible assets	44.1	51.7

Total balance at beginning of period	344.9	330.2

Deferred or acquired:
DAC	55.3	81.7

Total deferred or acquired during period	55.3	81.7

Amortized during period:
DAC	(49.2)	(57.4)
VOBA	(2.6)	(2.0)
Other intangible assets	(4.4)	(7.6)

Total amortized during period	(56.2)	(67.0)

Carrying value at end of period, net:
DAC	280.5	274.4
VOBA	23.8	26.4
Other intangible assets	39.7	44.1

Total carrying value at end of period	$344.0	$344.9

The Company defers certain acquisition costs that vary with and are directly related to the origination of new business. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. Changes in actual persistency are reflected in the calculated DAC balance. Costs that are not directly associated with the acquisition of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

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

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is amortized over 30 years. DAC for group annuity products is amortized over 10 years.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. During the first nine months of 2012, the Company recorded a $0.8 million impairment to VOBA due to experience related to the block of claims assumed. The Company did not record a similar impairment for the first nine months of 2011. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $65.0 million and $62.4 million at September 30, 2012 and December 31, 2011, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$57.1	20.4%	$60.7	22.1%
VOBA	6.0	25.2	7.1	26.9

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Decrease to DAC and VOBA	$0.3	$0.2	$1.4	$0.8

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 7.6 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $35.0 million and $30.6 million at September 30, 2012 and December 31, 2011, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2012 and for each of the next five years:

Amount

(In millions)
2012	$2.1
2013	8.5
2014	7.3
2015	7.3
2016	5.8
2017	4.4

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at September 30, 2012. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Senior Unsecured Revolving Credit Facility (“Facility”) Contingencies

On June 22, 2012, StanCorp entered into an agreement for a four-year, $250 million Facility. Additionally, upon the request of StanCorp and with the consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2016, though, at the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended for two additional one year periods. Borrowings from the Facility will be used to provide for the working capital and general corporate purposes of the Company and its subsidiaries and for the issuance of letters of credit.

Under the agreement, StanCorp is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. StanCorp is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to performance pricing based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or the LIBOR rate plus the applicable margin, plus facility and utilization fees. At September 30, 2012, StanCorp was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Other Financing Obligations

On August 10, 2012, the Company issued $250 million of 5.00%, 10-year senior notes (“2022 Senior Notes”), which mature on August 15, 2022. Interest will be paid semi-annually on February 15 and August 15, beginning on February 15, 2013. The Company used the net proceeds from the issuance of the 2022 Senior Notes to repay the $250 million of 6.875%, 10-year senior notes (“2012 Senior Notes”), on September 28, 2012.

The Company has $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067, is non-callable for the first 10 years (prior to June 1, 2017). The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually on June 1 and December 1 for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. StanCorp is currently not deferring interest on the Subordinated Debt.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2012, the Company had outstanding commitments to fund commercial mortgage loans totaling $128.3 million, with fixed interest rates ranging from 4.500% to 5.875%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

11.	ACCOUNTING PRONOUNCEMENTS

ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The main objective of ASU No. 2011-11 is to enhance disclosures for financial instruments and derivative instruments which have right of setoff conditions. Under the guidance provided in this ASU, entities will be required to disclose the amount of both the recognized asset and the recognized liability subject to setoff under the same arrangement.

ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not currently have exposure to hedges, derivatives or master netting arrangements that would be subject to these additional disclosures. Therefore, the Company does not expect this ASU to have a material effect on its asset and liability disclosures in the financial statements.

12. INCOME TAXES

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Combined federal and state effective income tax rates	26.8%	28.8%	23.9%	29.9%

During the first half of 2012, and throughout 2011, the Company purchased tax-advantaged investments, contributing to a decrease in the effective tax rate. In addition, the effective income tax rate was also reduced by favorable book-to-tax differences relative to a lower level of income for 2012. These investments, along with lower pre-tax net income, were the primary drivers of the decreases in the effective income tax rate for the third quarter and first nine months of 2012 compared to the same periods for 2011.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires. The following analysis of the consolidated financial condition and results of operations of StanCorp should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. See Item 1, “Financial Statements.”

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

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in our 2011 Form 10-K and our current report on Form 8-K dated July 18, 2012, which modified certain items in our annual report on Form 10-K for the retrospective adoption of Accounting Standards Update (“ASU”) No. 2012-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. See “Critical Accounting Policies and Estimates.”

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

Executive Summary

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(Dollars in millions except share data)
Net income	$44.9	$47.0	$100.1	$98.1
After-tax net capital (losses) gains	(1.7)	4.8	(4.3)	(5.2)

Net income excluding after-tax net capital (losses) gains	$46.6	$42.2	$104.4	$103.3

Diluted earnings per common share:
Net income	$1.01	$1.05	$2.26	$2.17
After-tax net capital (losses) gains	(0.04)	0.11	(0.09)	(0.11)

Net income excluding after-tax net capital (losses) gains	$1.05	$0.94	$2.35	$2.28

Diluted weighted-average common shares outstanding	44,238,372	44,577,667	44,349,725	45,256,407

The increase in net income excluding after-tax net capital gains and losses for the third quarter of 2012 compared to the third quarter of 2011 was primarily due to more favorable claims experience in the group insurance business, lower operating expenses and an increase in net investment income in our Asset Management segment. The comparatively lower benefit ratio in our group insurance business was partially offset by less favorable claims experience in the individual disability business and a 100 basis point decrease in our discount rate used for newly established group long term disability claim reserves. The increase in net income excluding after-tax net capital gains and losses for the first nine months of 2012 compared to the first nine months of 2011 was primarily due to an increase in net investment income in our Asset Management segment and a lower effective income tax rate. See “Consolidated Results of Operations—Income Taxes.”

Outlook

We manage for long-term profitability by focusing on business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service. We will continue to address challenges that arise with financial discipline.

Net income excluding after-tax net capital gains and losses for the third quarter of 2012 was favorable compared to the same period of 2011, which reflected comparatively favorable claims experience in the third quarter of 2012 in our group long term disability business, an increase in net investment income, and lower operating expenses. The lower benefit ratio for the third quarter of 2012, compared to the third quarter of 2011, was primarily due to more favorable claim recoveries and improvement in claims incidence within our group long term disability business. While claims incidence improved for the third quarter of 2012 compared to the third quarter of 2011, it remains elevated compared to historical levels. We are making progress on our pricing actions to address the effects of the elevated group long term disability claims incidence and historically low interest rates in this challenging economic environment.

As we stated in our 2012 second quarter Form 10-Q, and based on the results for the first nine months of 2012, we expect that the 2012 annual benefit ratio for the group insurance business will exceed the annual guidance range of 80% to 82% that we provided earlier this year. We expect the benefit ratio to remain elevated due to the economy and the effects of the continued low interest rates putting pressure on the discount rate. As a result, we expect to be below our 2012 annual guidance range of $3.60 to $3.90 for net income per diluted share, excluding after-tax net capital gains and losses, and below the annual guidance range of 9% to 10% for return on average equity, excluding after-tax net capital gains and losses from net income and accumulated other comprehensive income (“AOCI”) from equity. Additionally, we expect our effective income tax rate for 2012 will be below our annual guidance range of 26% to 27%.

We remain focused on continuing to provide excellent products and services to our customers, enhancing our financial strength and increasing value to our shareholders. We will continue to focus on optimizing shareholder value through sustainable profitability by investing in new product and service capabilities and through the strategic use of capital, as we believe these actions position us well for growth when the economy recovers.

Primary Drivers of 2012 Results

The primary drivers of our results continue to be the group insurance benefit ratio and group insurance premium growth. Our group insurance benefit ratio for the first nine months of 2012 was 84.0%, compared to 83.2% for the same period for 2011, reflecting comparatively higher claims severity and continued high claims incidence for the first half of 2012, with improvements in claim recoveries and incidence rates for the third quarter of 2012. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. The benefit ratio is primarily affected by reserves established based on growth of our in force block of business, claims experience and assumptions used to establish related reserves, such as our discount rate.

The interest rate environment and its effect on our discount rate is a major driver in our reserve levels. The average discount rate used for the first nine months of 2012 for newly established long term disability claim reserves was 4.25%, compared to 5.25% used for the first nine months of 2011. A 25 basis point change in the discount rate results in a corresponding change in quarterly pre-tax income of $1.8 million. The decrease in the discount rate from the third quarter of 2011 was primarily the result of a continued low interest rate environment. We expect that the continued low yield on U.S Treasuries, together with additional spread compression, will continue to place pressure on interest rates leading to potentially lower discount rates and therefore higher claim reserves across the industry. We will maintain our disciplined approach to interest rate management given the uncertainty of the future interest rate environment and the corresponding impact on new investment yields and the discount rates used to establish claim reserves.

Premiums for our Insurance Services segment increased 1.3% to $1.63 billion for the first nine months of 2012, compared to $1.60 billion for the first nine months of 2011 primarily due to the favorable impact of experience rated refunds (“ERRs”). Premium growth continues to be affected by the economic environment, which has caused lower wage rate and job growth for our group insurance customers. Sales for the group insurance businesses, reported as annualized new premiums, were $171.6 million and $261.7 million for the first nine months of 2012 and 2011, respectively. The decrease in group insurance sales was primarily due to pricing competition.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in our Insurance Services segment and administrative fee revenue growth in our Asset Management segment have been the primary drivers of consolidated revenue growth.

The following table sets forth consolidated revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Revenues:
Premiums	$528.7	$539.8	(2.1)%	$1,630.1	$1,610.6	1.2%
Administrative fees	27.8	28.5	(2.5)	86.2	87.4	(1.4)
Net investment income	159.8	147.3	8.5	470.9	456.9	3.1
Net capital (losses) gains	(2.6)	7.7	133.8	(6.8)	(7.9)	(13.9)

Total revenues	$713.7	$723.3	(1.3)	$2,180.4	$2,147.0	1.6

The decrease in consolidated revenues for the third quarter of 2012 compared to third quarter of 2011 was primarily due to a decrease in premiums from our Insurance Services segment and an increase in net capital losses, partially offset by an increase in net investment income. See “Business Segments—Other—Net Capital Gains (Losses).”

The increase in consolidated revenues for the first nine months of 2012 compared to the same period of 2011 was primarily due to an increase in premiums from our Insurance Services segment and an increase in net investment income. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

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

The following table sets forth premiums by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Premiums:
Insurance Services	$527.5	$538.3	(2.0)%	$1,625.1	$1,604.4	1.3%
Asset Management	1.2	1.5	(20.0)	5.0	6.2	(19.4)

Total premiums	$528.7	$539.8	(2.1)	$1,630.1	$1,610.6	1.2

The decrease in premiums from our Insurance Services segment for the third quarter of 2012 compared to the same period of 2011 was primarily due to lower group insurance sales for the first nine months of 2012 and a decrease in ERRs for the third quarter of 2012 compared to the third quarter of 2011. ERRs decreased premiums by $6.5 million for the third quarter of 2012, and decreased premiums by $4.0 million for the same period of 2011.

The increase in premiums from our Insurance Services segment for the first nine months of 2012 compared to the same period of 2011 was primarily driven by ERR activity. ERRs for the first nine months of 2012 increased premiums by $4.7 million, while ERRs for the first nine months of 2011 decreased premiums by $14.2 million. See “Business Segments—Insurance Services Segment.”

Premiums from our Asset Management segment are generated from sales of life-contingent annuities, which are a single-premium product. Due to the competitive nature of single-premium products, premiums in the Asset Management segment can fluctuate widely from quarter to quarter. See “Business Segments—Asset Management Segment.”

Administrative Fee Revenues

The primary driver for administrative fee revenues is the level of assets under administration in our Asset Management segment, which is largely driven by equity market performance and net customer deposits. Administrative fee revenues from our Insurance Services segment are primarily derived from insurance products for which we provide only administrative services and absence management services.

The following table sets forth administrative fee revenues by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Administrative fee revenues:
Insurance Services	$3.1	$3.0	3.3%	$10.4	$8.6	20.9%
Asset Management	29.2	29.7	(1.7)	89.1	91.2	(2.3)
Other	(4.5)	(4.2)	(7.1)	(13.3)	(12.4)	(7.3)

Total administrative fee revenues	$27.8	$28.5	(2.5)	$86.2	$87.4	(1.4)

The decrease in administrative fee revenues in our Asset Management segment for the third quarter of 2012 compared to the same period for 2011 was primarily related to non-recurring adjustments of $0.7 million recorded in the third quarter of 2012. The decrease in administrative fee revenues in our Asset Management segment for the first nine months of 2012 compared to the same period for 2011 was primarily due to lower average retirement plan trust assets under administration for the first nine months of 2012 compared to the first nine months of 2011. See “Business Segments—Asset Management Segment.”

The increases in administrative fee revenues in our Insurance Services segment for the third quarter and first nine months of 2012 compared to the same periods of 2011 were primarily due to an increase in administrative and absence management service fees.

Net Investment Income

Net investment income is affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product, commercial mortgage loan prepayment fees and bond call premiums.

The following tables set forth net investment income by segment and associated key indicators:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change

	(Dollars in millions)
Net investment income:
Insurance Services	$86.0	$85.8	0.2%	$254.2	$255.6	(0.5)%
Asset Management	72.3	59.0	22.5	210.0	193.5	8.5
Other	1.5	2.5	(40.0)	6.7	7.8	(14.1)

Total net investment income	$159.8	$147.3	8.5	$470.9	$456.9	3.1

Key indicators of net investment income:
Contribution from the change in fair value of the S&P 500 Index options	$2.9	$(6.8)	$9.7	$7.3	$(3.0)	$10.3
Commercial mortgage loan prepayment fees	6.8	2.7	4.1	9.8	4.9	4.9
Average invested assets	12,457.5	11,667.9	6.8%	12,223.0	11,465.8	6.6%
Tax-advantaged investment operating losses	(4.6)	(1.2)	$(3.4)	(9.5)	(3.4)	$(6.1)

	At September 30,
	2012	2011
Consolidated portfolio yields:
Fixed maturity securities	4.80%	5.14%
Commercial mortgage loans	6.16	6.38

The increases in net investment income for the third quarter and first nine months of 2012 compared to the same periods for 2011 were primarily due to favorable changes in fair value of our S&P 500 Index options and an increase in commercial mortgage loan prepayment fees. Partially offsetting the increased net investment income were higher accrued operating losses related to our tax-advantaged investments. The benefits from these investments are recorded as either a reduction to income taxes or a reduction of state premium taxes. See “Critical Accounting Policies and Estimates—All Other Investments.”

We may continue to experience lower new money investment rates in the future if credit spreads continue to tighten and interest rates remain low. New money investment rates are also affected by the current volume and mix of commercial mortgage loan originations, the purchases of fixed maturity securities, tax-advantaged investments and other investments.

We seek investments containing call or prepayment protection to ensure our expected cash flow is not adversely affected by unexpected prepayments. Callable bonds without make-whole provisions represented 8.3% of our fixed maturity security portfolio at September 30, 2012. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans without a make-whole prepayment provision generally contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment. The increases in commercial mortgage loan prepayment fees were primarily the result of a continued low interest rate environment and the improvement in the commercial real estate sales market.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, other-than-temporary impairments (“OTTI”) of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and impairments of tax-advantaged investments.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change

	(In millions)
Net capital (losses) gains	$(2.6)	$7.7	$(10.3)	$(6.8)	$(7.9)	$1.1
Key components of net capital gains (losses):
Fixed maturity securities	$2.5	$0.7	$1.8	$4.7	$7.2	$(2.5)
Real estate investments	—	19.4	(19.4)	—	27.9	(27.9)
Real estate owned	(0.2)	(3.6)	3.4	(0.9)	(16.4)	15.5
Commercial mortgage loan loss allowance provision	(5.0)	(7.5)	2.5	(11.4)	(25.5)	14.1

Net capital losses for the third quarter of 2012 were primarily related to our commercial mortgage loan loss allowance provision. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities. The sale of real estate investments were the primary driver of the net capital gains in the third quarter of 2011.

Net capital losses for the first nine months of 2012 were primarily related to our commercial mortgage loan loss allowance provision, which were partially offset by net capital gains related to the sale of certain fixed maturity securities. The higher net capital losses for the first nine months of 2011 were primarily due to a higher commercial mortgage loan loss allowance provision, partially offset by capital gains from the sale of real estate investments. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

Benefits and Expenses

Benefits to Policyholders

Consolidated benefits to policyholders is primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.
•

Claims experience—the predominant factors affecting claims experience are: claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid.

•

Reserve assumptions—the assumptions used to establish the related reserves reflect expected incidence and severity, and the discount rate. The discount rate is affected by new money investment interest rates and the overall portfolio yield. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

•	Current estimates for future benefits on life-contingent annuities.

The following table sets forth benefits to policyholders by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Benefits to policyholders:
Insurance Services	$417.6	$427.1	(2.2)%	$1,333.3	$1,309.5	1.8%
Asset Management	4.8	5.1	(5.9)	15.0	15.2	(1.3)

Total benefits to policyholders	$422.4	$432.2	(2.3)	$1,348.3	$1,324.7	1.8

The decrease in benefits to policyholders for the third quarter of 2012 compared to the same period of 2011 was primarily due to more favorable claim recoveries and an improvement in claims incidence in the group long term disability insurance business, partially offset by a 100 basis point decrease in the discount rate used for newly established long term disability claim reserves to 4.00% for the third quarter of 2012 from 5.00% for the third quarter of 2011. The lower discount rate for the third quarter of 2012 resulted in a corresponding increase in benefits to policyholders of $7.2 million. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

The increase in benefits to policyholders for the first nine months of 2012 compared to the same periods of 2011 was primarily due to continued high claims incidence and claims severity in our group long term disability business in the first half of 2012, in addition to a decrease in the discount rate used for newly established long term disability claim reserves. While we continue to see improvement in claims incidence, the levels remain high when compared to historical averages.

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

The following table sets forth interest credited and associated key components for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change

	(Dollars in millions)
Interest credited	$43.9	$36.7	$7.2	$130.3	$117.1	$13.2
Key components of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$2.5	$(3.8)	$6.3	$7.2	$(1.7)	$8.9
Average individual annuity assets under administration	3,132.8	2,907.8	7.7%	3,062.4	2,802.4	9.3%

The increases in interest credited for the third quarter and first nine months of 2012 compared to the same periods for 2011 were primarily due to the change in fair value of our index-based interest guarantees, and an increase in our average individual fixed-rate annuity assets under administration.

Operating Expenses

The following table sets forth operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Operating expenses	$115.3	$120.7	(4.5)%	$355.9	$357.1	(0.3)%

The lower operating expenses for the third quarter and first nine months of 2012 were due to costs associated with information technology operations initiatives and service changes in 2011, which did not recur in 2012. These costs were recorded in our Other category. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, growth in assets under administration and the profitability of business in each of our segments.

The following table sets forth commissions and bonuses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Commissions and bonuses	$49.6	$53.1	(6.6)%	$156.3	$166.1	(5.9)%

The decrease in commissions and bonuses for the third quarter of 2012 compared to the third quarter of 2011 was primarily due to lower group insurance sales.

The decrease in commissions and bonuses for the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower group insurance and individual annuity business sales.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

We normally defer certain acquisition costs that vary and are directly related to the origination of new business. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of approximately 7.6 years. The intangible asset associated with the individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) will be fully amortized by 2023. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

The following table sets forth the operating impact resulting in a net decrease (increase) in DAC, VOBA and other intangible assets:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change

	(In millions)
Deferral of acquisition costs	$(16.9)	$(20.1)	$3.2	$(55.3)	$(64.5)	$9.2
Amortization of DAC, VOBA and other intangible assets	17.2	15.9	1.3	53.4	49.9	3.5

Net decrease (increase) in DAC, VOBA and other intangible assets	$0.3	$(4.2)	$4.5	$(1.9)	$(14.6)	$12.7

The decrease in deferrals for the third quarter and first nine months of 2012 compared to the same periods for 2011, was primarily due to lower group insurance sales. The increase in the amortization of DAC for the third quarter and first nine months of 2012 compared to the same periods for 2011, was primarily due to higher Asset Management earnings, as amortization fluctuates with changes in estimated gross profit. These changes resulted in an overall net decrease in DAC, VOBA and other intangible assets for the third quarter and first nine months of 2012 compared to the same periods for 2011.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Combined federal and state effective income tax rates	26.8%	28.8%	23.9%	29.9%

During the first half of 2012, and throughout 2011, we purchased tax-advantaged investments, contributing to a decrease in our effective tax rate. In addition, the effective tax rate was also reduced by favorable book-to-tax differences relative to a lower level of income in 2012. These investments, along with lower pre-tax net income, were the primary drivers of the decreases in our effective tax rate for the third quarter and first nine months of 2012 compared to the same periods for 2011.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Insurance Services	85.7%	87.4%	86.1%	86.5%
Asset Management	14.3	12.6	13.9	13.5

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Premiums	$527.5	$538.3	(2.0)%	$1,625.1	$1,604.4	1.3%
Total revenues	616.6	627.1	(1.7)	1,889.7	1,868.6	1.1
Income before income taxes	62.4	65.0	(4.0)	131.8	147.9	(10.9)
Sales (annualized new premiums) reported at contract effective date	27.1	70.5	(61.6)	187.6	279.1	(32.8)
Benefit ratios, including interest credited (% of premiums):
Insurance Services	79.4%	79.5%		82.3%	81.8%
Group insurance	79.7	80.7		84.0	83.2
Individual disability	75.7	66.3		63.0	66.0
Operating expense ratio (% of premiums)	16.2%	15.6%		16.3%	16.0%

Income before income taxes decreased for the third quarter of 2012 compared to the third quarter of 2011 primarily due to lower group insurance premiums and less favorable claims experience in the individual disability business, partially offset by more favorable claims experience in the group insurance business during the third quarter of 2012. In addition, commercial mortgage loan prepayment fee revenues and bond call premiums added $4.9 million of income before income taxes for the third quarter of 2012, compared to $1.5 million for the third quarter of 2011.

Income before income taxes decreased for the first nine months of 2012 compared to the first nine months of 2011 primarily due to continued high claims incidence, an increased level of claims severity in our group long term disability business and a decrease in the discount rate used for newly established long term disability claim reserves. The decrease to income before income taxes was partially offset by higher group insurance premiums for the first nine months of 2012 compared to the first nine months of 2011.

Revenues

Revenues for the Insurance Services segment are driven primarily by growth in Insurance Services premiums. The decrease in revenues for the third quarter of 2012 compared to third quarter of 2011 was primarily due to lower premiums in our group insurance business and lower group insurance sales for the first nine months of 2012. The increase in revenues for the first nine months of 2012 compared to first nine months of 2011 was primarily driven by ERRs, which increased revenue for the first nine months of 2012 by $4.7 million, while decreasing revenue by $14.2 million for the same period of 2011.

Premiums

The primary factors that affect premiums for the Insurance Services segment are sales and customer retention for our insurance products and organic growth in our group insurance businesses derived from existing group policyholders’ employment and wage growth. Premium levels can also be influenced by ERRs, which represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provide for additional premiums to be paid when claims experience is less favorable than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying claims experience of specific contracts.

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change
	(Dollars in millions)
Premiums:
Group life and AD&D	$218.3	$224.7	$(6.4)	$667.0	$670.8	$(3.8)
Group long term disability	199.1	200.5	(1.4)	603.5	602.0	1.5
Group short term disability	52.5	52.4	0.1	160.3	156.3	4.0
Group other	19.7	20.5	(0.8)	59.2	60.5	(1.3)
Experience rated refunds	(6.5)	(4.0)	(2.5)	4.7	(14.2)	18.9

Total group insurance	483.1	494.1	(11.0)	1,494.7	1,475.4	19.3
Individual disability	44.4	44.2	0.2	130.4	129.0	1.4

Total premiums	$527.5	$538.3	$(10.8)	$1,625.1	$1,604.4	$20.7

Key indicators of premiums:
Total premiums excluding ERRs	$534.0	$542.3	$(8.3)	$1,620.4	$1,618.6	$1.8
Group insurance sales (annualized new premiums) reported at contract effective date	20.5	63.7	(43.2)	171.6	261.7	(90.1)
Individual disability sales (annualized new premiums)	6.6	6.8	(0.2)	16.0	17.4	(1.4)

The decrease in group insurance premiums for the third quarter of 2012 compared to the third quarter of 2011 was primarily due to lower group insurance sales for the first nine months of 2012 and a decrease in ERRs for the third quarter of 2012 compared to the third quarter of 2011.

The increase in group insurance premiums for the first nine months of 2012 compared to the first nine months of 2011 was primarily driven by ERR activity. ERRs increased premiums by $4.7 million for the first nine months of 2012, while ERRs decreased premiums by $14.2 million for the same period of 2011. Group insurance premiums for the first nine months of 2012 reflected a decline in our group insurance sales.

Sales.    Sales of our group insurance products reported as annualized new premiums decreased for the first nine months of 2012 compared to the first nine months of 2011. The market remains competitive and our pricing increases have put pressure on new sales.

Persistency.    Persistency is reported annually. Premium growth is affected by customer retention levels from 2012 and 2011. Due to our pricing actions and a continued competitive market place, we do not anticipate achieving the persistency levels we have experienced over the last two years.

Organic Growth.    Premium growth in our group insurance in force business is affected by employment and wage growth in our existing customer base, changes in price per insured and the average age of employees. The economy has continued to negatively affect wage rate and employment levels in a significant portion of our customer base, and therefore has put negative pressure on our premiums.

We continue to make progress with the implementation of our pricing actions that began in 2011 related to higher claims incidence. Our pricing reflects our long-term expectations of claims experience, demographic changes, return objectives and interest rates. As of the end of our January 2012 renewal season we have had the opportunity to re-price approximately one-third of our long term disability business, and as of the end of the third quarter we have re-priced approximately one-half. By the end of the January 2013 renewal season we will have had the opportunity to re-price about three-fourths of our long term disability business. In the second quarter of 2012, we announced a low single-digit price increase on our group insurance business due to the continued low interest rate environment. Our sales force is communicating and selling our unique value proposition, while the rest of our employees are delivering the quality service on which we have based our reputation in the employee benefits marketplace.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Net investment income	$86.0	$85.8	0.2%	$254.2	$255.6	(0.5)%

Net investment income is primarily affected by changes in levels of invested assets and interest rates. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Benefits to policyholders is primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.
•

Claims experience – the predominant factors affecting claims experience are: claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid.

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

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Benefits to policyholders, including interest credited	$418.6	$428.0	(2.2)%	$1,336.9	$1,313.0	1.8%

Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	79.4%	79.5%		82.3%	81.8%
Group insurance	79.7	80.7		84.0	83.2
Individual disability	75.7	66.3		63.0	66.0

The decrease in Insurance Services benefits to policyholders (including interest credited) for the third quarter of 2012 compared to the third quarter of 2011 was primarily due to more favorable claim recoveries and an improvement in claims incidence in the group long term disability insurance business. Partially offsetting the favorable claim recoveries and an improvement in claims incidence was the 100 basis point decrease in the discount rate used for newly established long term disability claim reserves. In addition, during the third quarter of 2012 we recorded a net increase in group long term disability reserves of $3.7 million, and a net increase in individual disability reserves of $3.8 million as part of our regular annual assessments of the adequacy of reserves. During the third quarter of 2011 we recorded a net increase in individual disability claims reserves of $3.6 million. There were no similar adjustments made to group long term disability reserves during the first nine months of 2011.

The increase in Insurance Services benefits to policyholders (including interest credited) for the first nine months of 2012 compared to first nine months of 2011 was primarily due to the decrease in the discount rate used for newly established long term disability claim reserves, continued high claims incidence, and an increased level of claims severity in our group long term disability business.

The group insurance benefit ratio for the first nine months of 2012 was outside our estimated annual range for 2012 of 80% to 82%. We expect the benefit ratio to remain elevated during continuing uncertainty in the economy and the effects of our pricing actions take hold. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

The benefit ratio for individual disability insurance increased for the third quarter of 2012 and decreased for the first nine months of 2012, compared to the same periods of 2011. We generally expect the individual disability benefit ratio to trend down over the long term to reflect growth in the business outside of the large block of individual disability business assumed in 2000 from Minnesota Life, and we expect there to be a corresponding shift in revenues from net investment income to premiums. The anticipated general increase or decrease in the expected benefit ratio does not necessarily indicate a corresponding shift in profitability; rather it reflects a change in the mix of revenues from the business from investment income to premiums.

We evaluate the claim termination rate assumptions for the reserves on a small Minnesota Life block of individual disability claims annually. These assumptions were refined in the third quarter of 2012, resulting in an increase in reserves of $4.9 million. Our block of business is relatively small, and as a result, we view a blend of established industry tables and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and the use of available industry tables, and if necessary, will adjust reserves accordingly. We also refined our reserve calculation for certain other individual disability reserves in the third quarter of 2012, which resulted in a net decrease in our individual disability reserves of $1.1 million. The combination of these adjustments resulted in a net increase to individual disability reserves of $3.8 million. Reserve adjustments made in the third quarter of 2011 totaled $3.6 million. For a complete discussion of our reserve methodology, see “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011
Discount rate	4.00%	4.00%	5.00%

The discount rate is based on the average rate we receive on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The discount rate used for newly established long term disability claim reserves decreased 100 basis points to 4.00% for the third quarter of 2012, from 5.00% for the third quarter of 2011 resulting in a corresponding increase in benefits to policyholders of $7.2 million for the quarter. The lower discount rate for the third quarter of 2012 compared to the third quarter of 2011 was primarily the result of the continued low interest rate environment. A 25 basis point increase or decrease in the discount rate results in a corresponding increase or decrease in quarterly pre-tax income of $1.8 million. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment and lower commercial mortgage loan originations and tax-advantaged investments utilization in future quarters could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at September 30, 2012 and 2011 was 41 and 40 basis points, respectively. See “Liquidity and Capital Resources—Asset-Liability Matching and Interest Rate Risk Management,” for additional information regarding our investments and corresponding interest rate risks.

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Operating expenses	$85.4	$84.2	1.4%	$264.5	$256.4	3.2%

The increases in Insurance Services operating expenses for the third quarter and first nine months of 2012 compared to the same periods of 2011 were primarily related to project costs and increased compensation related costs.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$1.2	$1.5	(20.0)%	$5.0	$6.2	(19.4)%
Administrative fees	29.2	29.7	(1.7)	89.1	91.2	(2.3)
Net investment income	72.3	59.0	22.5	210.0	193.5	8.5

Total revenues	$102.7	$90.2	13.9	$304.1	$290.9	4.5

Income before income taxes	$17.5	$12.3	42.3%	$47.7	$47.3	0.8%
Sales (Individual annuity deposits)	63.0	60.2	4.7	263.1	325.8	(19.2)
Interest credited (% of net investment income):
Retirement plans	53.3%	56.0%		53.2%	55.0%
Individual annuities	67.6	69.5		68.9	65.5
Retirement plans annualized operating expenses (% of average assets under administration)	0.57%	0.58%		0.60%	0.59%

	At September 30,
	2012	2011	Percent Change

	(Dollars in millions)
Assets under administration:
Retirement plans general account	$1,812.6	$1,675.2	8.2%
Retirement plans separate account	5,071.8	4,205.6	20.6

Total retirement plans insurance products	6,884.4	5,880.8	17.1
Retirement plans trust products	7,852.3	7,699.6	2.0
Individual annuities	3,149.0	2,920.5	7.8
Commercial mortgage loans for other investors	2,781.8	2,699.2	3.1
Private client wealth management	985.7	965.8	2.1

Total assets under administration	$21,653.2	$20,165.9	7.4

Income before income taxes in the Asset Management segment increased for the third quarter and first nine months of 2012 compared to the same periods of 2011 primarily due to higher net investment income from commercial mortgage loan prepayment fee revenues and bond call premiums and the contribution from the change in fair value of the S&P 500 Index and the change in fair value adjustment of index-based guarantees. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

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

The increases in revenue for the third quarter and first nine months of 2012 compared to the same periods for 2011 were primarily due to an increase in net investment income due to higher commercial mortgage loan prepayment fee revenues and bond call premiums, and the contribution from the change in fair value of our S&P 500 Index options. See “Business Segments—Asset Management Segment—Net Investment Income.”

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

The following table sets forth premiums by line of business for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change

	(In millions)
Premiums:
Retirement plans	$0.1	$0.7	$(0.6)	$1.3	$1.4	$(0.1)
Individual annuities	1.1	0.8	0.3	3.7	4.8	(1.1)

Total premiums	$1.2	$1.5	$(0.3)	$5.0	$6.2	$(1.2)

The decreases in premiums for the third quarter and first nine months of 2012 compared to the same periods for 2011 were primarily due to the decrease in sales of life-contingent annuities.

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

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Percent Change		2012	2011	Percent Change

	(Dollars in millions)
Administrative fee revenues:
Retirement plans	$21.5	$22.3	(3.6	) %	$66.0	$68.5	(3.6	) %
Other financial services business	7.7	7.4	4.1		23.1	22.7	1.8

Total administrative fee revenues	$29.2	$29.7	(1.7)		$89.1	$91.2	(2.3)

	At September 30,
	2012	2011	Percent Change

	(Dollars in millions)
Key indicators of administrative fee revenues:
Assets under administration:
Retirement plan separate account	$5,071.8	$4,205.6	20.6%
Retirement plan trust products	7,852.3	7,699.6	2.0
Commercial mortgage loans for other investors	2,781.8	2,699.2	3.1
Private client wealth management	985.7	965.8	2.1

The decrease in administrative fee revenues in our Asset Management segment for the third quarter of 2012 compared to the same period for 2011 was primarily related to non-recurring adjustments of $0.7 million recorded in the third quarter of 2012.

The decrease in administrative fee revenues in our Asset Management segment for the first nine months of 2012 compared to the same period of 2011 was primarily due to lower average retirement plan trust assets under administration for the first nine months of 2012 compared to the first nine months of 2011.

Net Investment Income

The following tables set forth net investment income and associated key indicators for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change

	(Dollars in millions)
Net investment income:
Retirement plans	$24.2	$22.5	7.6%	$71.0	$66.9	6.1%
Individual annuities	44.4	33.4	32.9	129.0	117.2	10.1
Other financial services business	3.7	3.1	19.4	10.0	9.4	6.4

Total net investment income	$72.3	$59.0	22.5	$210.0	$193.5	8.5

Key indicators of net investment income:
Average assets under administration:
Retirement plan general account	$1,800.9	$1,651.3	9.1%	$1,771.4	$1,631.2	8.6%
Individual annuities	3,132.8	2,907.8	7.7	3,062.4	2,802.4	9.3
Contribution from the change in fair value of the S&P 500 Index options	$2.9	$(6.8)	$9.7	$7.3	$(3.0)	$10.3
Commercial mortgage loan prepayment fees	2.3	1.4	0.9	3.5	2.3	1.2
Commercial mortgage loan originations	347.3	271.7	27.8%	857.0	770.7	11.2%

	At September 30,
	2012	2011
Consolidated portfolio yields:
Fixed maturity securities	4.80%	5.14%
Commercial mortgage loans	6.16	6.38

The increases in net investment income for the third quarter and first nine months of 2012 compared to the same periods of 2011 were primarily due to a change in fair value of our S&P 500 Index options in our individual annuities business and higher bond call premiums and prepayment fees received on commercial mortgage loans. Net investment income also increased due to an increase in average individual annuity assets under administration and an increase in average retirement plan general account assets under administration. These increases were partially offset by lower portfolio yields for fixed maturity securities and commercial mortgage loans. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

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

The following table sets forth benefits to policyholders for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Benefits to policyholders	$4.8	$5.1	(5.9)%	$15.0	$15.2	(1.3)%

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change

	(In millions)
Interest credited	$42.9	$35.8	$7.1	$126.7	$113.6	$13.1

Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$2.5	$(3.7)	$6.2	$7.2	$(1.7)	$8.9

The increases in interest credited for the third quarter and first nine months of 2012 compared to the same periods for 2011 were primarily due to the change in fair value of our index-based interest guarantees, and an increase in our average individual fixed-rate annuity assets under administration. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Percent Change		2012	2011	Percent Change

	(Dollars in millions)
Operating expenses	$28.7	$28.9	(0.7	) %	$88.2	$87.2	1.1%

The increase in Asset Management operating expenses for the first nine months of 2012 compared to first nine months of 2011 was primarily due to increased administrative and service costs.

Other

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results for the Other category:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

	(Dollars in millions)
Loss before income taxes	$18.6	$11.3	64.6%	$47.9	$55.2	(13.2)%

The increase in loss before income taxes for the third quarter of 2012 compared to the third quarter of 2011 was primarily due to capital gains recorded on the sales of real estate investments during the third quarter of 2011, which did not recur in the third quarter of 2012.

The decrease in loss before income taxes for the first nine months of 2012 compared to the first nine months of 2011 was primarily due to an increase in operating expenses during the first nine months of 2011 related to increased project costs for information technology service changes.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, OTTI of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and impairments of tax-advantaged investments.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(In millions)
Net capital gains (losses):
Fixed maturity securities	$2.5	$0.7	$4.7	$7.2
Commercial mortgage loans	(4.4)	(7.2)	(10.2)	(24.8)
Real estate investments	—	19.4	—	27.9
Real estate owned	(0.2)	(3.6)	(0.9)	(16.4)
Other	(0.5)	(1.6)	(0.4)	(1.8)

Total net capital (losses) gains	$(2.6)	$7.7	$(6.8)	$(7.9)

Key components of net capital (losses) gains:
Commercial mortgage loan loss allowance provision	$(5.0)	$(7.5)	$(11.4)	$(25.5)
OTTI on fixed maturity securities	(0.7)	(0.3)	(3.2)	(1.7)
Impairments on real estate owned	(0.8)	(3.6)	(1.7)	(15.3)

Net capital losses for the third quarter and the first nine months of 2012 were primarily related to our commercial mortgage loan loss allowance provision. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at September 30, 2012.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds without make-whole provisions represented 8.3% of our fixed maturity security portfolio at September 30, 2012. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of our commercial mortgage loan portfolio contains this prepayment provision. Almost all of the remaining commercial mortgage loans without a make-whole prepayment provision generally contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $318.3 million for the first nine months of 2012, compared to $245.8 million for the first nine months of 2011. This increase was driven by an $8.5 million increase in our deferred tax liability, in addition to a $124.5 million increase in other liabilities, partially offset by a $32.7 million increase in other assets, mainly attributable to timing differences.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $524.6 million and $481.3 million for the first nine months of 2012 and 2011, respectively. The increase in net cash used in investing activities for the first nine months of 2012 compared to the first nine months of 2011 was primarily due to an increase in net purchases of fixed maturity securities during the first nine months of 2012.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At September 30, 2012, our portfolio consisted of 56.7% fixed maturity securities, 41.0% commercial mortgage loans, 1.5% other invested assets and 0.8% real estate.

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

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$375.2	$34.5	$(0.8)	$408.9
Capital goods	721.4	72.7	(0.2)	793.9
Communications	302.7	36.1	—	338.8
Consumer cyclical	412.7	39.5	(0.1)	452.1
Consumer non cyclical	920.9	122.8	(0.3)	1,043.4
Energy	449.8	52.4	(0.2)	502.0
Finance	1,502.8	109.4	(0.9)	1,611.3
Utility	929.3	119.2	(0.3)	1,048.2
Transportation and other	204.2	24.7	—	228.9

Total corporate bonds	5,819.0	611.3	(2.8)	6,427.5
U.S. government and agency bonds	365.6	64.7	—	430.3
U.S. state and political subdivision bonds	158.7	17.8	—	176.5
Foreign government bonds	61.4	10.9	—	72.3
S&P 500 Index options	13.8	—	—	13.8

Total fixed maturity securities	$6,418.5	$704.7	$(2.8)	$7,120.4

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$378.6	$30.4	$(1.4)	$407.6
Capital goods	734.2	64.9	(1.1)	798.0
Communications	304.2	27.1	(1.8)	329.5
Consumer cyclical	392.7	33.1	(1.2)	424.6
Consumer non cyclical	922.9	108.9	(0.2)	1,031.6
Energy	435.6	45.0	(0.7)	479.9
Finance	1,287.1	53.2	(13.9)	1,326.4
Utility	931.9	106.2	(0.6)	1,037.5
Transportation and other	201.2	23.0	—	224.2

Total corporate bonds	5,588.4	491.8	(20.9)	6,059.3
U.S. government and agency bonds	387.8	64.3	—	452.1
U.S. state and political subdivision bonds	164.8	14.0	—	178.8
Foreign government bonds	61.7	10.4	—	72.1
S&P 500 Index options	7.2	—	—	7.2

Total fixed maturity securities	$6,209.9	$580.5	$(20.9)	$6,769.5

The following table sets forth key indicators of our fixed maturity securities portfolio:

	September 30, 2012	December 31, 2011	Change
	(Dollars in millions)
Fixed maturity securities	$7,120.4	$6,769.5	5.2%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A	A

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.6%	5.2%
Managed by a third party	$351.6	$311.3	12.9%

Fixed maturity securities on our watch list:
Fair value	5.3	8.9	$(3.6)
Amortized cost after OTTI	5.5	12.2	(6.7)

Gross unrealized capital gains in our fixed maturity securities portfolio	704.7	580.5	21.4%
Gross unrealized capital losses in our fixed maturity securities portfolio	(2.8)	(20.9)	86.6

We recorded OTTI of $0.7 million and $3.2 million, and $0.3 million and $1.7 million for the third quarter and first nine months of 2012 and 2011, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at September 30, 2012. At September 30, 2012, we did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At September 30, 2012, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.8%, or $54.7 million, of our fixed maturity securities portfolio. There were no impairments on fixed maturity securities related to euro zone exposure during the first nine months of 2012.

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

The following table sets forth commercial mortgage loan originations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in millions)
Commercial mortgage loan originations	$347.3	$271.7	27.8%	$857.0	$770.7	11.2%

The increase in commercial mortgage loan originations for the third quarter and first nine months of 2012 compared to the same periods for 2011 were primarily due to increased activity in the commercial real estate market during 2012.

The following table sets forth commercial mortgage loan servicing data:

	September 30, 2012	December 31, 2011	Percent Change
	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,148.4	$4,901.0	5.0%
For other institutional investors	2,781.8	2,691.6	3.4

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	7.4	7.2	2.8

The estimated average loan to value ratio for the overall portfolio was less than 70% at September 30, 2012. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at September 30, 2012. We have the contractual ability to pursue personal recourse on approximately 74% of our loans and partial personal recourse on a majority of the remaining loans. The weighted average capitalization rate for the portfolio at September 30, 2012 was approximately 9%. Capitalization rates are used internally to value our commercial mortgage loan portfolio annually.

At September 30, 2012, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in millions)
Property type:
Retail	$2,492.2	48.4%	$2,457.8	50.1%
Industrial	967.4	18.8	900.4	18.4
Office	944.7	18.3	911.1	18.6
Hotel/motel	297.5	5.8	241.9	4.9
Commercial	199.4	3.9	187.1	3.8
Apartment and other	247.8	4.8	204.0	4.2

Total commercial mortgage loans	$5,149.0	100.0%	$4,902.3	100.0%

Geographic region*:
Pacific	$1,811.2	35.2%	$1,699.3	34.7%
South Atlantic	1,028.9	20.0	953.8	19.5
West South Central	629.6	12.2	605.3	12.3
Mountain	609.1	11.8	585.8	11.9
East North Central	420.3	8.2	393.4	8.0
Middle Atlantic	241.8	4.7	243.8	5.0
West North Central	183.9	3.6	184.8	3.8
East South Central	131.7	2.5	129.9	2.6
New England	92.5	1.8	106.2	2.2

Total commercial mortgage loans	$5,149.0	100.0%	$4,902.3	100.0%

U.S. state:
California	$1,418.4	27.5%	$1,332.0	27.2%
Texas	574.0	11.1	550.8	11.2
Florida	316.0	6.2	305.3	6.2
Georgia	304.3	5.9	270.1	5.5
Other states	2,536.3	49.3	2,444.1	49.9

Total commercial mortgage loans	$5,149.0	100.0%	$4,902.3	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

At September 30, 2012, our ten largest borrowers represented less than 8% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2012, we had outstanding commitments to fund commercial mortgage loans totaling $128.3 million, with fixed interest rates ranging from 4.500% to 5.875%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	September 30, 2012	December 31, 2011	Percent Change

	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$15.6	$17.1	(8.8	) %
Delinquency rate	0.30%	0.34%
In process of foreclosure	$9.9	$5.1	94.1

Restructured commercial mortgage loans on a statutory basis	82.4	93.7	(12.1)

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain contained. We have steadfastly avoided the types of structured products that do not meet an adequate level of transparency for good decision making.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change

	(Dollars in millions)
Number of loans	4	10	(6)	26	31	(5)
Book value	$1.9	$7.0	$(5.1)	$18.8	$26.0	$(7.2)
Number of properties foreclosed and transferred to real estate owned	3	8	(5)	22	30	(8)
Real estate acquired	$1.0	$2.9	$(1.9)	$14.3	$13.0	$1.3

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to real estate owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to real estate owned than the number of loans foreclosed during the period. Real estate acquired through foreclosure or accepted as deeds in lieu of foreclosure is initially recorded at the lower of cost or estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information is received. The book value of real estate acquired during the third quarter of 2012 compared to the third quarter of 2011 decreased primarily due to fewer properties being acquired in the third quarter of 2012. The book value of real estate acquired during the first nine months of 2012 increased compared to the same period of 2011 primarily due to the properties acquired having higher average net realizable values in the first nine months of 2012. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$45.6	$43.5	$2.1	$48.1	$36.1	$12.0
Provision	5.0	7.5	(2.5)	11.4	25.5	(14.1)
Charge-offs, net	(2.6)	(3.9)	1.3	(11.5)	(14.5)	3.0

Ending balance	$48.0	$47.1	$0.9	$48.0	$47.1	$0.9

The higher commercial mortgage loan loss allowance as of September 30, 2012 compared to September 30, 2011 was primarily due to the increase in the general loan loss allowance as of September 30, 2012 compared to September 30, 2011. The decrease in the provision and charge-offs for the third quarter and first nine months of 2012 compared to the same periods of 2011 were primarily related to lower losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio during the third quarter and first nine months of 2012.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2012	December 31, 2011	Dollar Change

	(In millions)
Impaired commercial mortgage loans with specific allowances for losses	$74.6	$75.8	$(1.2)
Impaired commercial mortgage loans without specific allowances for losses	24.0	28.9	(4.9)
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(25.0)	(26.6)	1.6

Net carrying value of impaired commercial mortgage loans	$73.6	$78.1	$(4.5)

An impaired commercial mortgage loan is a loan where we do not expect to receive contractual principal and interest in accordance with the terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. The decrease in the impaired commercial mortgage loans balance at September 30, 2012 compared to December 31, 2011 was primarily due to loan repayments and foreclosures during the first nine months of 2012.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change

	(In millions)
Average recorded investment	$99.0	$91.9	$7.1	$101.7	$89.2	$12.5

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.0 million and $0.7 million for the third quarters of 2012 and 2011, respectively, and was $3.1 million and $2.8 million for the first nine months of 2012 and 2011, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $1.0 million and $0.7 million for the third quarters of 2012 and 2011, respectively, and was $3.0 million and $2.1 million for the first nine months of 2012 and 2011, respectively.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $240.3 million and $255.7 million for the first nine months of 2012 and 2011, respectively. The decrease in funds provided by financing cash flows for the comparative periods was primarily due to a decrease in the level of policyholder funds, net of withdrawals, partially offset by a decrease in repurchases of common stock. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

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

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.24 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At September 30, 2012, we had a total debt to total capitalization ratio of 23.7% and consolidated net worth of $1.78 billion as defined by the financial covenants. The Facility is subject to performance pricing based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or the LIBOR rate plus the applicable margin, plus facility and utilization fees. At September 30, 2012, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

On August 10, 2012, we issued $250 million of 5.00%, 10-year senior notes (“2022 Senior Notes”) which mature on August 15, 2022. Interest will be paid semi-annually on February 15 and August 15, beginning on February 15, 2013. We used the net proceeds from the issuance of the 2022 Senior Notes to repay the $250 million of 6.875%, 10-year senior notes (“2012 Senior Notes”), on September 28, 2012.

We have $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is non-callable for the first 10 years (prior to June 1, 2017). The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month London Interbank Offered Rate plus 2.51%. We have the option to defer interest payments for up to five years. We have not deferred interest on the Subordinated Debt.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. The target for our insurance subsidiaries is generally to maintain statutory capital at 300% of the Company Action Level of Risk-based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated statutory capital of 364% of the Company Action Level RBC at September 30, 2012. At September 30, 2012, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.37 billion.

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

In the third quarter of 2012 we amended our Yearly Renewable Term reinsurance agreement with Canada Life Assurance Company (“Canada Life”). The amendment increased the amount of group life insurance risk to be ceded to Canada Life. The amended agreement limits our exposure to losses in the event of a catastrophe. This amendment to our reinsurance agreement released approximately $100 million of additional net capital, for a total release of approximately $170 million. This release of capital can fluctuate based on a percentage of our in-force business. The agreement is periodically subject to termination by both parties.

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

Dividends from Standard

Our ability to pay dividends to our shareholders, repurchase our shares and meet our obligations substantially depends upon the receipt of distributions from our subsidiary Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors. One factor considered by the Board is the ability to maintain adequate capital according to Oregon statute. Under Oregon law, Standard may pay dividends and other distributions only from the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. With the exception of StanCorp Equities, Inc., a limited broker-dealer and member of the Financial Industry Regulatory Authority, there are no regulatory restrictions on dividends from our non-insurance subsidiaries.

As of December 31, 2011, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $144.0 million and capital and surplus was $1.14 billion. Based upon Standard’s results for 2011, the amount of ordinary dividends and other distributions available in 2012, without additional approval from the Oregon Insurance Division is $144.0 million. As of September 30, 2012 Standard had issued, upon approval of the Oregon Insurance Division, dividends in excess of $144.0 million. Therefore, future dividends will require the approval from the Oregon Insurance Division through August 14, 2013.

In August 2012, Standard paid an extraordinary cash distribution of $250.0 million to StanCorp from its paid-in and contributed surplus. Concurrently with the distribution, Standard issued a $250.0 million subordinated surplus note (“Surplus Note”), payable to StanCorp. The Surplus Note matures in 2027 and bears an interest rate of 5.25%, with interest payments due September 30, December 31, March 31 and June 30 of each year. Standard has the right to prepay the principal balance of the Surplus Note, in whole or in part, at any time or from time to time, without penalty. In accordance with the requirements of the National Association of Insurance Commissioners (“NAIC”), the Surplus Note provides that no interest or principal payments may be made by Standard without the prior approval of the Oregon Insurance Division, interest will not be represented as an addition to the instrument, interest will not accrue additional interest and any payments with respect to the Surplus Note will be subordinate to Standard’s other obligations to policyholders, lenders and creditors. Any cash dividends paid by Standard to StanCorp through August 14, 2013 will be considered extraordinary.

Dividends paid from Standard to StanCorp will be based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid $30.0 million of extraordinary cash dividends to StanCorp during the third quarter of 2012 in addition to the $250.0 million discussed above. Standard did not pay any dividends to StanCorp during the third quarter of 2011. Standard paid ordinary cash dividends to StanCorp of $10.0 million and extraordinary cash dividends to StanCorp of $280.0 million for the first nine months of 2012. Standard paid ordinary cash dividends to StanCorp of $57.8 million for the first nine months of 2011.

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

The following table sets forth share repurchases activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	—	357,000	279,700	2,170,000
Cost of share repurchases	$—	$9.7	$10.0	$90.0
Weighted-average price per common share	N/A	27.16	35.68	41.46

Shares remaining under repurchase authorizations	2,720,300	3,138,900	2,720,300	3,138,900

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

Standard’s financial strength ratings as of October 2012 were:

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

Our debt ratings and issuer credit ratings as of October 2012, which we believe are indicators of our liquidity and ability to make payments, were:

	S&P	Moody’s	A.M. Best
StanCorp debt ratings:
2022 Senior Notes	BBB+	Baa2	bbb
Subordinated Debt	BBB-	Baa3	bb+

Issuer credit ratings:
Standard	A+	—	a(1)
StanCorp	BBB+	—	bbb

Outlook	Negative	Negative	Stable(1)

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

In August 2012, A.M. Best affirmed the financial strength rating of “A” for Standard and Standard Life Insurance Company of New York with a Stable outlook. A.M. Best lowered the issuer credit ratings for Standard and Standard Life Insurance Company of New York to “a” from “a+” and StanCorp to “bbb” from “bbb+”. A.M. Best also lowered the debt ratings on StanCorp’s Subordinated Debt to “bb+” from “bbb-”. A.M. Best also changed their outlook for the credit and debt ratings of Standard, Standard Life Insurance Company of New York and StanCorp to Stable from Negative.

These changes in ratings and outlook were primarily due to less favorable claims experience in our group long term disability business, which lowered earnings and capital generation for the first half of 2012. Our ratings continue to be high quality investment grade, and we are well positioned within the insurance industry.

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

Contingencies and Litigation

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments, “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us from January 1, 2010 through September 30, 2012 aggregated $1.2 million. At September 30, 2012, we maintained a reserve of $0.5 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Dollar Change	2012	2011	Dollar Change
	(In millions)
Statutory Results	$76.5	$68.1	$8.4	$149.6	$144.4	$5.2
Adjusted GAAP Results	63.9	58.3	5.6	138.4	147.9	(9.5)

Difference	$12.6	$9.8	$2.8	$11.2	$(3.5)	$14.7

The increases in Statutory Results for the third quarter and first nine months of 2012 compared to the same periods of 2011 were primarily due to more favorable claim recoveries and an improvement in claims incidence in the group long term disability insurance business. Partially offsetting the favorable claim recoveries and improved claims incidence was the 75 basis point decrease in the statutory discount rate used for newly established long term disability claim reserves from 4.00% for the third quarter of 2011, to 3.25% for the third quarter of 2012.

The increases in the difference between the Statutory Results and Adjusted GAAP Results for the third quarter and first nine months of 2012 compared to the same periods of 2011 were primarily due to differences in the prescribed accounting treatments between GAAP and Statutory for the changes in the fair value of our S&P 500 Index Options, reinsurance ceding commission, the discount rate used for newly established long term disability claim reserves, net income or loss from the holding company and non-insurance subsidiaries, and DAC.

The following table sets forth statutory capital and the associated asset valuation reserve:

	September 30, 2012	December 31, 2011	Percent Change
	(Dollars in millions)
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,374.0	$1,300.3	5.7%
Asset valuation reserve	116.7	107.2	8.9

Accounting Pronouncements

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11—Accounting Pronouncements.”

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

We maintain an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At September 30, 2012, our fixed maturity securities watch list totaled $5.3 million at fair value and $6.2 million at amortized cost. We recorded $0.7 million and $3.2 million of OTTI related to credit loss due to impairments for the third quarter and first nine months of 2012, compared to credit losses of $0.3 million and $1.7 million of OTTI for the third quarter and first nine months of 2011, respectively. We recorded no OTTI related to noncredit loss for the third quarter and first nine months of 2012 and 2011. See Item 1, “Financial Statements—Notes to Unaudited Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See Item 1, “Financial Statements—Notes to Unaudited Consolidated Financial Statements—Note 6—Fair Value” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of comprehensive income.

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

Total real estate was $101.5 million at September 30, 2012, compared to $92.7 million at December 31, 2011. The $8.8 million increase in total real estate during the first nine months of 2012 was primarily due to a $9.5 million net increase in real estate owned that was acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans.

All Other Investments

All other investments include tax-advantaged investments, derivative financial instruments and policy loans. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged investments are accounted for under the equity method of accounting. These investments are structured as limited partnerships for the purpose of investing in the construction and rehabilitation of low-income housing and to provide favorable returns to investors. We have invested in tax-advantaged investments due to the attractive returns associated with these investments relative to their perceived risk. The primary sources of investment return are tax credits and the tax benefits derived from passive losses on the investments, both of which may exhibit variability over the life of the investment. Tax credits received from these investments are reported in our consolidated statements of income as either a reduction of state premium taxes, or a reduction of income tax. Our share of the operating losses of the limited partnerships decrease our basis in the investments and are reported as a component of net investment income.

If the net present value of expected future cash flows of the investments is less than the current book value of the investments, we evaluate whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized in net capital losses.

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

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs. We have adopted this standard retrospectively as of January 1, 2012, and comparative financial statements of prior periods have been adjusted.

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	September 30, 2012	December 31, 2011	Percent Change

	(Dollars in millions)
DAC	$280.5	$274.4	2.2%
VOBA	23.8	26.4	(9.8)
Other intangible assets	39.7	44.1	(10.0)

Total DAC, VOBA and other intangible assets	$344.0	$344.9	(0.3)

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. During the first quarter of 2012, we recorded a $0.8 million impairment to VOBA due to experience related to the block of claims assumed from TIAA. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $65.0 million and $62.4 million at September 30, 2012 and December 31, 2011, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$57.1	20.4%	$60.7	22.1%
VOBA	6.0	25.2	7.1	26.9

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Decrease to DAC and VOBA	$0.3	$0.2	$1.4	$0.8

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 7.6 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $35.0 million and $30.6 million at September 30, 2012 and December 31, 2011, respectively.

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

The following table sets forth total reserve balances by reserve type:

	September 30, 2012	December 31, 2011
	(In millions)
Reserves:
Policy reserves	$1,072.2	$1,061.2
Claim reserves	4,749.3	4,622.4

Total reserves	$5,821.5	$5,683.6

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

The following table sets forth total reserve balances by calculation methodology:

	September 30, 2012	Percent of Total	December 31, 2011	Percent of Total
	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,170.8	88.8%	$5,056.6	89.0%
Reserves determined by internally-developed formulas	641.6	11.0	620.7	10.9
Reserves based on subjective judgment	9.1	0.2	6.3	0.1

Total reserves	$5,821.5	100.0%	$5,683.6	100.0%

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

The following table sets forth policy reserves by block of business:

	September 30, 2012	December 31, 2011
	(In millions)
Policy reserves:
Individual disability insurance	$229.2	$219.8
Individual and group immediate annuity businesses	241.2	244.2
Individual life insurance	601.8	597.2

Total policy reserves	$1,072.2	$1,061.2

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

The following table sets forth total claim reserves by block of business:

	September 30, 2012	December 31, 2011
	(In millions)
Claim reserves:
Group disability insurance	$3,238.2	$3,135.2
Individual disability insurance	740.4	721.8
Group life insurance	770.7	765.4

Total claim reserves	$4,749.3	$4,622.4

Group and individual disability insurance.    Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011
Discount rate	4.00%	4.00%	5.00%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The 100 basis point decrease in the discount rate for the third quarter of 2012 compared to the third quarter of 2011 was primarily the result of a continued low interest rate environment and fewer investments in high yielding tax-advantage investments. A 25 basis point decrease in the discount rate for newly incurred claims results in a corresponding decrease in quarterly pre-tax income of $1.8 million. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the third quarter of 2012 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

The claims incidence rate for policy reserves and IBNR claim reserves can also fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. While we continue to see improvement in claims incidence, the levels remain high when compared to historical levels.

As a result of studies of our long-term trends compared to reserving assumptions for our group long term disability insurance, we increased IBNR claim reserves totaling $3.7 million during the third quarter of 2012. We did not release any IBNR claim reserves during the third quarter of 2011.

We evaluate the claim termination rate assumptions for the reserves on a small Minnesota Life block of individual disability claims annually. These assumptions were refined in the third quarter of 2012, resulting in an increase in reserves of $4.9 million. Our block of business is relatively small, and as a result, we view a blend of established industry tables and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and the use of available industry tables, and if necessary, will adjust reserves accordingly. We also refined our reserve calculation for certain other individual disability reserves in the third quarter of 2012, which resulted in a net decrease in our individual disability reserves of $1.1 million. The combination of these adjustments resulted in a net increase to individual disability reserves of $3.8 million. Reserve adjustments made in the third quarter of 2011 totaled $3.6 million.

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

Our discount rate assumption is reviewed annually, and we use a December 31 measurement date for each of our plans. For more information concerning our pension and postretirement plans, see Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 4—Retirement Benefits.”

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

GAAP requires management to use a more likely than not standard to evaluate whether, based on available evidence, each deferred tax asset will be realized. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized. We have recorded a deferred tax asset for certain loss carry forwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets without a valuation allowance will be realized. The amount of the deferred tax asset considered realizable is evaluated at least annually and could be reduced if estimates of future taxable income during the carryforward period are reduced.

Management is required to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions, as determined and measured by this interpretation, cannot be recognized in our financial statements.

We record income tax interest and penalties in the income tax provision according to our accounting policy.

Currently, years 2009 through 2011 are open for audit by the IRS.

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

ITEM 4: CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” (as defined by the Securities Exchange Act of 1934 Rules 13a-15(c) and 15-d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2012, and designed to provide reasonable assurance that material information relating to the Company and the Company’s consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

See Part 1, Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

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

•

Catastrophe losses from terrorism or other factors could have an adverse effect on us—An occurrence of a significant catastrophic event, including terrorism, natural or other disasters, or a change in the nature and availability of or continuation of existing reinsurance and catastrophe reinsurance, could have a material adverse effect on our business, financial position, results of operations, cash flows or capital levels.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market— Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures of $300 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2016, though, at our option and with the consent of the lenders under the Facility, the termination date can be extended for two additional one year periods. We had no outstanding balance on the Facility at September 30, 2012. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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
•

If the U.S. economy and global financial markets do not continue to recover, it could have a lasting adverse effect on us—In addition to the risks we noted above that we are currently facing, if the U.S. economy and global financial markets do not continue to recover, we could be adversely affected in the following ways:

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.
•	Continued pressure on budgets for public institutions could impact our customer groups in this sector, which represents a significant customer group for our employee benefits business.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2012	—	$—	—	2,720,300
August 1-31, 2012	—	—	—	2,720,300
September 1-30, 2012	—	—	—	2,720,300

Total third quarter	—	—	—	2,720,300

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

The following table sets forth share repurchase activity:

	Three Months Ended September 30,
	2012	2011

	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	—	357,000
Cost of share repurchases	$—	$9.7
Weighted-average price per common share	—	27.16

Shares remaining under repurchase authorizations	2,720,300	3,138,900

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

At the Annual Meeting of Shareholders, held on May 7, 2012, Shareholders approved the amended 1999 Employee Share Purchase Plan. The amendment increased the number of shares authorized to be issued under the 1999 Employee Share Purchase Plan to 3.5 million from 2.0 million. The additional shares were registered with the Securities and Exchange Commission through a Form S-8 filing dated August 1, 2012. A copy of the amended plan is attached hereto and filed herewith as Exhibit 10.1.

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 4.1	Second Supplemental Indenture dated August 10, 2012 between StanCorp Financial Group, Inc. and U.S. Bank National Association (including form of 5.00% Senior Note due 2022).

Exhibit 4.2	Underwriting Agreement dated August 3, 2012 between StanCorp Financial Group, Inc. and the several underwriters named therein, for whom Barclays Capital Inc.; Goldman, Sachs & Co.; and J.P. Morgan Securities LLC act as representatives.

Exhibit 10.1	1999 Employee Share Repurchase Plan, as amended

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2012	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

4.1	Second Supplemental Indenture dated August 10, 2012 between StanCorp Financial Group, Inc. and U.S. Bank National Association (including form of 5.00% Senior Note due 2022).	Filed herewith

4.2	Underwriting Agreement dated August 3, 2012 between StanCorp Financial Group, Inc. and the several underwriters named therein, for whom Barclays Capital Inc.; Goldman, Sachs & Co.; and J.P. Morgan Securities LLC act as representatives.	Filed herewith

10.1	1999 Employee Share Repurchase Plan, as amended	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.