Form 10-K
period 2012-12-31
STANCORP FINANCIAL GROUP INC
filed 2013-02-26
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-14925

STANCORP FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1253576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012, was $1,627,941,548 based upon the closing price of $37.16 on June 29, 2012. For this purpose, directors and executive officers of the registrant are assumed to be affiliates.

As of February 15, 2013, there were 44,486,558 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

Part I

Item 1.	Business

GENERAL

StanCorp Financial Group, Inc. was incorporated in 1998 in Oregon. As used in this report, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context indicates otherwise. Our investor website is www.stancorpfinancial.com. We post on our investor website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The filings on our investor website are available free of charge. We also make available on our investor website our Corporate Governance Guidelines, our Codes of Business Conduct and Ethics (including any waivers granted to executive officers or directors), and the charters of the Audit, Organization & Compensation, and Nominating & Corporate Governance Committees of our Board of Directors. The information contained on our website is not part of, or incorporated by reference in, this Form 10-K. These documents are also available in print without charge to any person who requests them by writing or telephoning our Shareholder Services Department, StanCorp Financial Group, Inc., 1100 SW Sixth Avenue, Portland, OR 97204, (800) 378-8360.

We are headquartered in Portland, Oregon and are a holding company for our insurance and asset management subsidiaries as well as for subsidiaries included in our Other category. Our insurance businesses offer group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, and absence management services. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states as well as the District of Columbia and the U.S. territories of Guam and the Virgin Islands. Our asset management businesses offer full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Our asset management businesses also offer investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products, and manage certain real estate properties. A subsidiary included in our Other category owns and manages certain real estate properties held for sale from time to time in conjunction with our real estate business.

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

STANCORP AND SUBSIDARIES

StanCorp is a holding company and conducts business through wholly-owned operating subsidiaries throughout the United States. Through our subsidiaries, we have the authority to underwrite insurance products in all 50 states as well as the District of Columbia and the U.S. territories of Guam and the Virgin Islands.

StanCorp has the following wholly-owned operating subsidiaries: Standard Insurance Company (“Standard”), The Standard Life Insurance Company of New York, Standard Retirement Services, Inc. (“Standard Retirement Services”), StanCorp Equities, Inc. (“StanCorp Equities”), StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”),

2012 ANNUAL REPORT	1

Part I

StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”), StanCorp Real Estate, LLC (“StanCorp Real Estate”), and Standard Management, Inc. (“Standard Management”).

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

Standard Retirement Services administers and services our retirement plans group annuity contracts and trust products. Retirement plan products are offered in all 50 states through Standard or Standard Retirement Services.

StanCorp Equities is a limited broker-dealer and member of the Financial Industry Regulatory Authority. As a wholesaler, StanCorp Equities activities are limited to soliciting and supporting third-party broker-dealers and investment advisers that offer or advise their retirement plan clients on using an unregistered group annuity contract or a mutual fund trust platform.

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries. StanCorp Mortgage Investors also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors.

StanCorp Investment Advisers is an SEC-registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory, financial planning and investment management services to its retirement plans clients, individual investors and subsidiaries of StanCorp.

StanCorp Real Estate is a property management company that owns and manages our Hillsboro, Oregon home office properties and other properties held for investment and held for sale.

Standard Management manages certain real estate properties held for sale from time-to-time in conjunction with our real estate business.

MARKET POSITION

Based on the United States insurance industry in force premium statistics, we have leading market positions with single digit market share in group long term and short term disability insurance, group life insurance and individual disability insurance. These statistics were based on the most recent annual Gen Re insurance industry reports available as of January 2013. The positions are as follows:

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

Standard’s financial strength ratings as of January 2013 were:

S&P	Moody’s	A.M. Best
A+ (Strong)	A2 (Good)	A (Excellent)(1)
5th of 20 ratings	6th of 21 ratings	3rd of 13 ratings
Outlook: Negative	Outlook: Negative	Outlook: Stable

(1)	Also includes The Standard Life Insurance Company of New York

Debt ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

Our debt ratings and issuer credit ratings as of January 2013, which we believe are indications of our liquidity and ability to make payments, were:

	S&P	Moody’s	A.M. Best
StanCorp debt ratings:
Senior Notes	BBB+	Baa2	bbb
Subordinated Debt	BBB-	Baa3	bb+

Issuer credit ratings:
Standard	A+	—	a(1)
StanCorp	BBB+	—	bbb

Outlook	Negative	Negative	Stable(1)

(1)	Also includes The Standard Life Insurance Company of New York

In April 2012, Moody’s lowered the financial strength rating for Standard to “A2” and lowered the ratings on our senior unsecured debt to “Baa2” and our subordinated debt to “Baa3”.

In July 2012, both Moody’s and S&P changed their outlook for the financial strength and credit ratings of Standard and StanCorp to “Negative” from “Stable”.

In August 2012, A.M. Best affirmed the financial strength rating of “A” for Standard and The Standard Life Insurance Company of New York with a “Stable” outlook. A.M. Best lowered the issuer credit ratings for Standard and The Standard Life Insurance Company of New York to “a” from “a+” and StanCorp to “bbb” from “bbb+”, and A.M. Best also lowered the debt ratings on StanCorp’s Subordinated Debt to “bb+” from “bbb-”. A.M. Best also changed their outlook for the issuer credit ratings and debt ratings of Standard, The Standard Life Insurance Company of New York and StanCorp to “Stable” from “Negative”.

These changes in ratings and outlook were primarily due to less favorable claims experience in our group long term disability business, which lowered earnings and capital generation for the first half of 2012. Our ratings continue to be high-quality investment grade, and we are well positioned within the insurance industry.

We believe our well-managed underwriting and claims operations, high-quality invested asset portfolios, enterprise risk management processes and strong capital position will continue to support our financial strength ratings and strong credit standing. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.” In addition, we remain well within our financial covenants. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Financing Cash Flows.”

SEGMENTS

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Subsidiaries, or operating segments, have been aggregated to form our reportable segments. Resources are allocated and performance is evaluated at the segment level.

Of our total $2.90 billion in revenues for 2012, revenues of $2.51 billion were from our Insurance Services segment, revenues of $404.1 million were from our Asset Management segment and losses of $16.5 million were from our Other category. Revenues from the Other category included net capital losses of $8.7 million. See Part II, Item 7, “Management’s

2012 ANNUAL REPORT	3

Part I

Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Segments” for segment information regarding revenues, expenses and total assets for the years 2012, 2011 and 2010.

Insurance Services Segment

The Insurance Services segment offers group life and AD&D insurance, group and individual disability insurance, group dental and group vision insurance, and absence management services to individuals and employer groups ranging in size from two lives to more than 164,000 lives. We have approximately 35,000 group insurance policies in force, covering approximately 6.5 million employees as of December 31, 2012.

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

Group life and AD&D insurance contributed 40.8% of 2012 premiums for the segment. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group long term disability insurance contributed 37.5% of 2012 premiums for the segment. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time.

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

Group short term disability insurance contributed 9.8% of 2012 premiums for the segment. Our basic short term disability products generally cover only disabilities occurring outside of work. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits, with maximum benefit periods generally not exceeding 180 days. Group short term disability benefits may also be reduced by other income, such as sick leave that a disabled insured employee may receive.

Individual disability insurance contributed 8.2% of 2012 premiums for the segment. The products include non-cancelable disability coverage that provides insurance at a guaranteed fixed premium rate for the life of the contract, and guaranteed renewable coverage where premium rates are guaranteed for limited periods and are subject to change thereafter. Non-cancelable disability insurance policies represented 78.1% of individual disability sales for 2012. We also offer a product with features that provide coverage in the event of partial disability or loss of income while caring for a family member with a serious health condition as well as medical and legal specialty protection. This segment also sells business overhead expense coverage that reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage that provides payment for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability.

4	STANCORP FINANCIAL GROUP, INC.

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

Our other insurance premiums include group dental and group vision insurance and contributed 3.7% of 2012 premiums for the segment. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and also include an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan that are differentiated by levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

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

Asset Management Segment

The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services through an affiliated broker-dealer. This segment also offers investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products.

Retirement plans contributed 45.7% of 2012 revenues for the segment. Recordkeeping services for 401(k), defined benefit plans and governmental 457 plans are provided through a non-registered group annuity contract with third-party brand name mutual funds through a separate account and a stable value investment option managed by Standard. These plan services are also provided through an open architecture (“NAV”) platform offering mutual funds and a stable value investment option managed by Standard. Plans on the NAV platform can choose from any mutual fund that our trading partners are able to trade. We also provide a stable value investment option available on an investment-only basis to retirement plans for which Standard does not provide recordkeeping services. Retirement plan assets under administration were $14.86 billion at December 31, 2012.

Mutual funds offered through the group annuity separate account as of December 31, 2012 are limited to those funds that have been evaluated through a due diligence process. Representative fund companies are: Davis Funds, Dodge & Cox, Federated Investors Funds, Harbor Funds, Oppenheimer Funds, T. Rowe Price and Vanguard Funds. Funds offered in our group annuity retirement plans are regularly evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process. StanCorp Investment Advisers provides fund performance analysis and selection support to 87% of our group annuity plan sponsors. All group annuity contracts are distributed through StanCorp Equities.

Services for 403(b) and non-qualified deferred compensation plans are available on the NAV platform. Previously they had been provided through a registered group variable annuity contract with a stable value investment option managed by Standard and separate account investment options. The registered product was phased out during 2011, and held no assets as of December 31, 2012.

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

2012 ANNUAL REPORT	5

Part I

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

The Standard earned a total of nine Best in Class awards in PlanSponsor Magazine’s 2012 Defined Contribution Survey. All of the Best in Class awards were in the $5 million to $50 million in plan assets category.

Individual annuities contributed 43.4% of 2012 revenues for the segment. The individual annuity products sold by this segment are primarily fixed-rate and indexed deferred annuities. This segment also sells immediate annuities. Our target market for annuities is any individual seeking conservative investments to meet their retirement or other financial goals. The fixed-rate annuity product portfolio includes deferred annuities with initial interest rate guarantees generally ranging from one to six years and a full array of single premium immediate annuity income payment options. We offer an indexed annuity product that uses over-the-counter call-spread options to hedge the index performance of the policies.

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

Our other financial services business includes our investment advisory, real estate management and commercial mortgage loan origination businesses. These businesses contributed 10.9% of 2012 revenues for the segment.

Our investment advisory business, StanCorp Investment Advisers, is an SEC-registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment management and financial planning services. Our target market is our retirement plan clients and individual investors with a minimum of $250,000 in portfolio assets.

StanCorp Mortgage Investors, underwrites, originates and services fixed-rate commercial mortgage loans, generally between $250,000 and $5 million per loan for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors. The target market for commercial mortgage loans is small retail, industrial and office properties located throughout the continental United States.

Other

In addition to our two reportable segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses related to the impairment or the disposition of our invested assets and adjustments made in consolidation.

COMPETITION

Competition for the sale of our products comes primarily from other insurers and financial services companies such as banks, broker-dealers, mutual funds, and managed care providers for employer groups, individual consumers and distributors. Some competitors have greater financial resources, offer a broader array of products and have higher financial strength ratings. Pricing is competitive in the markets we serve. We seek to compete on expertise and do not seek to compete primarily on price. While we believe our products and services provide superior value to our customers, a significant price difference between our products and those of some of our competitors may result in periods of declining new sales, reduced persistency, declining premium levels and increased sales force attrition. See “Key Factors Affecting Results of Operations—Pricing.”

6	STANCORP FINANCIAL GROUP, INC.

KEY FACTORS AFFECTING RESULTS OF OPERATIONS

Our Insurance Services segment represented approximately 74%, 77% and 85% of total income before income taxes, excluding the Other category, for the years ended December 31, 2012, 2011 and 2010, respectively. In addition to competition, four primary factors can have a critical impact on the financial results of our Insurance Services segment operations: pricing; claims experience; wage, employment and benefit levels; and interest rates.

Our Asset Management segment represented approximately 26%, 23% and 15% of total income before income taxes, excluding the Other category, for the years ended December 31, 2012, 2011 and 2010, respectively. The financial results of the Asset Management segment are primarily impacted by employment and benefit levels, interest rates and equity market performance.

Pricing. One of the key components of our pricing decisions for many of our insurance products is the investment return available to us. In periods of decreasing or low interest rates, the returns available to us from our primary investments, fixed maturity securities—available-for-sale (“fixed maturity securities”) and commercial mortgage loans, decline. This may require us to increase the price of some of our products in order to maintain our targeted returns. If our competitors do not make similar adjustments to their product pricing or if they have a higher return on investments, our products may be more expensive than those offered by competitors. Alternatively, in periods when interest rates are increasing, we may be able to reduce premium rates, and therefore reduce pricing pressure to customers. We believe that our practice of maintaining a disciplined approach to product pricing that considers investment returns provides the best long-term pricing strategy, higher levels of persistency, and therefore, the best long-term financial success for our company.

Claims Experience. We have a large and diversified insurance business. However, claims experience can fluctuate widely, particularly from quarter to quarter. The predominant factors affecting claims experience are incidence, represented by the number of claims, and severity, represented by the length of time a disability claim is paid and the size of the claim. These factors can fluctuate widely for our insurance products.

Wage, Employment and Benefit Levels. In our insurance businesses, premium rates are partly based on total salaries covered. The rate of wage and employment growth can influence organic growth of premiums. In addition, economic conditions can impact demand for the group insurance products we offer and can increase competition for market share as overall market growth declines. Due to the customer mix of our group insurance business with approximately half of our group long term disability and group life insurance premiums coming from the state and local public sector and education industries, the timing and impact of changes to the wage and employment environment on our results may differ from trends in the general economy.

In our asset accumulation businesses, the growth in wages and employment levels affects the level of new deposits for the retirement plans we administer, which affects the amount of administrative fee revenues we earn.

Interest Rates. Our financial results are sensitive to changing interest rates. Changes in interest rates affect product pricing for our insurance businesses because premiums must be invested to provide a return sufficient to meet the future claims of policyholders. Therefore, we closely monitor changes in interest rates and make changes to our pricing, as appropriate. Interest rates also affect the discount rates we use to establish reserves.

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

RISK MANAGEMENT

We manage our risk associated with our businesses through the following practices:

•	Sound product design and underwriting.
•	Effective claims management.
•	Pricing discipline.
•	Broad diversification of risk by customer geography, industry, size and occupation.
•	Maintenance of a strong financial position.
•	Maintenance of reinsurance and risk pool arrangements.
•	Sufficient alignment of assets and liabilities to meet financial obligations.

2012 ANNUAL REPORT	7

Part I

Diversification of Products

We achieve earnings diversification by offering multiple insurance products such as group life and AD&D insurance, group and individual disability insurance, group dental and group vision insurance, and absence management services. In addition, we diversify our earnings base through our asset management businesses, which include products such as full-service retirement plans, money purchase pension plans, defined benefit plans, non-qualified deferred compensation products, investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. These products have differing price, market and risk characteristics. Our strategy is to further diversify our earnings base and take advantage of market opportunities, demographic trends and capital synergies by increasing our asset accumulation and asset administration businesses.

Diversification by Customer Industry, Geography and Size

We seek to diversify risk by customer industry, geography and size measured by the number of insured employees in each of our business segments. Approximately half of our group long term disability and group life insurance premiums come from the state and local public sector and education industries in which we have expertise and a competitive advantage.

The following tables set forth in force premium distribution by customer industry, geography and size for group long term disability and group life insurance products:

Customer Industry	December 31, 2012
State and local public	25%
Education	23
Health Care	9
Manufacturing	9
Professional	8
Finance	7
Transportation	3
Services	2
Utilities	2
Retail	1
Other	11

Total	100%

Customer Geography	December 31, 2012
West	34%
Central	32
Southeast	18
Northeast	16

Total	100%

Customer Size (Employees)	December 31, 2012
2-99	11%
100-2,499	34
2,500-7,499	20
7,500 and above	35

Total	100%

Reinsurance

In order to limit our losses from large claim exposures, we enter into reinsurance agreements with other insurance companies. We review our retention limits based on size and experience. The maximum retention limit per individual for

8	STANCORP FINANCIAL GROUP, INC.

group life and AD&D is $750,000. Our maximum retention limit per individual for group disability insurance is $15,000 of monthly benefit. Our maximum retention limit per individual for individual disability insurance is $6,000 of monthly benefit.

Standard maintains a strategic marketing alliance with Ameritas that offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2012, the agreement provided for 24.9% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2012, was $232.8 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for approximately 3% of our total premiums for each of the three years 2012, 2011 and 2010. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

In 2011, Standard entered into a Yearly Renewable Term (“YRT”) reinsurance agreement, with Canada Life Assurance Company (“Canada Life”) to cede a share of the Company’s group life insurance risk in order to reduce its losses and provide relief in the event of a catastrophe impacting our group life business. In 2012, this agreement was amended to increase the amount of group life insurance risk to be ceded to Canada Life and limited our exposure to losses in the event of a catastrophe. This amendment to our reinsurance agreement released approximately $100 million of additional net capital, for a total release of approximately $170 million. This release of capital can fluctuate based on a percentage of our in-force business. The agreement is subject to potential termination by either party.

We also maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D, with partial coverage of nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and our participation in a catastrophe reinsurance pool discussed below, we have coverage of up to $517.0 million per event.

We are part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses from group life and AD&D over 22 participating members. The annual fee we paid in 2012 to participate in the pool was less than $30,000. As a member of the pool, we are exposed to maximum potential losses experienced by other participating members of up to $116.0 million for a single event for losses submitted by a single company and a maximum of $290.4 million for a single event for losses submitted by multiple companies. Our percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

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

2012 ANNUAL REPORT	9

Part I

under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ future policy benefits and claims result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically, subject to minimum interest rate guarantees. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long-term reserves makes it possible to allocate a significant portion of invested assets to long-term fixed-rate investments, including commercial mortgage loans. StanCorp Mortgage Investors’ unique expertise with respect to its market niche for small fixed-rate commercial mortgage loans allows us to enhance the yield on the overall investment portfolio beyond that available through fixed maturity securities with an equivalent risk profile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Investments.”

REGULATION

State and Federal Laws and Regulations

Our insurance products are regulated by the jurisdictions in which we sell our products including all 50 states, the District of Columbia, the U.S. territories of Guam and the Virgin Islands. The insurance industry in the United States is subject to extensive regulation. Such regulation relates to, among other things, terms and provisions of insurance policies, market conduct practices, maintenance of capital and payment of distributions, and financial reporting on a statutory basis of accounting.

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

StanCorp Equities is registered as a limited broker-dealer under the Securities Exchange Act of 1934, as amended, and is subject to federal and state regulation, including but not limited to the Financial Industry Regulation Authority.

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

At December 31, 2012, the capital of our insurance subsidiaries was approximately 365% of the Company Action Level RBC required by regulators, which was approximately 730% of the Authorized Control Level RBC required by our states of domicile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.”

EMPLOYEES

At December 31, 2012, StanCorp and its subsidiaries had 2,875 full-time equivalent employees, 79% of which were located in Portland, Oregon and the surrounding metropolitan area. At December 31, 2012, none of our employees were represented by unions.

10	STANCORP FINANCIAL GROUP, INC.

Item 1A.	Risk Factors

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

2012 ANNUAL REPORT	11

Part I

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

•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities—available-for-sale (“fixed maturity securities”), commercial mortgage loans, real estate and other invested assets. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads. Our commercial mortgage loan portfolio is subject to delinquency, default and borrower concentration risks. Related declines in market activity due to overall declining values of fixed maturity securities may result in our fixed maturity securities portfolio becoming less liquid. Also, our commercial mortgage loans are relatively illiquid and the demand for our real estate owned may remain low due to macroeconomic conditions. We may have difficulty selling our fixed maturity securities, commercial mortgage loans and real estate owned at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice.

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

•

A downgrade in our financial strength ratings may negatively affect our business—Financial strength ratings are gauges of our claims paying ability and are an important factor in establishing the competitive position of insurance companies. In addition, ratings are important for maintaining public confidence in our company and in our ability to market our products. Rating organizations regularly review the financial performance and condition of insurance companies. A ratings downgrade could increase our surrender levels for our annuity products, could adversely affect our ability to market our products, could increase costs of future debt issuances, and could thereby have a material adverse effect on our business, financial position, results of operations or cash flows.

12	STANCORP FINANCIAL GROUP, INC.

•

Our profitability may be affected by changes in state and federal regulation—Our business is subject to comprehensive regulation and supervision throughout the United States (“U.S.”) including rules and regulations relating to income taxes and accounting principles generally accepted in the U.S. While we cannot predict the impact of potential or future state or federal legislation or regulation on our business, future laws and regulations, or the interpretation thereof, could have a material effect on our business, financial position, results of operations or cash flows.

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

•

The concentration of our commercial mortgage loan investments in California may subject us to losses resulting from the economic downturn—Our commercial mortgage loans are concentrated in the western region of the U.S., particularly in California. Currently, our California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has been greater economic decline. A continued decline in economic conditions in California could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

The concentration of our commercial mortgage loan investments in the western region of the U.S. may subject us to losses resulting from certain natural catastrophes in this area—Due to our commercial mortgage loan concentration in the western region of the U.S., particularly in California, we are exposed to potential losses resulting from certain natural catastrophes, such as earthquakes and fires, which may affect the region. Although we diversify our commercial mortgage loan portfolio within the western region by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

2012 ANNUAL REPORT	13

Part I

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

Many of our subsidiaries are non-insurance businesses and have no regulatory restrictions on dividends. Our insurance subsidiaries, however, are regulated by insurance laws and regulations that limit the maximum amount of dividends, distributions and other payments that they could declare and pay to us without prior approval of the states in which the subsidiaries are domiciled. Under Oregon law, Standard Insurance Company may pay dividends only from the earned surplus arising from its business. Oregon law gives the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”) broad discretion regarding the approval of dividends in excess of certain statutory limitations. Oregon law requires us to receive the prior approval of the Oregon Insurance Division to pay such a dividend. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends from Standard.”

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market— We do not have any significant debt maturities in the near-term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures of $300 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2016, though, at our option and with the consent of the lenders under the Facility, the termination date can be extended for two additional one year periods. We had no outstanding balance on the Facility at December 31, 2012. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

14	STANCORP FINANCIAL GROUP, INC.

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
•

The U.S. economic downturn and disruption in global financial markets could continue to adversely affect us in the near term—The U.S. economic downturn and disruption in the global financial market present risks and uncertainties. In the current economic downturn, we face the following risks:

•

Declines in revenues or profitability as a result of lost wages or lower levels of insured employees by our customers due to reductions in workforce. Additionally, revenues and profitability could decline as a result of lower levels of assets under administration.

•	Increases in pricing pressure and competition resulting in a loss of customers or new business as customers seek to reduce benefit costs and competitors seek to protect market share.
•	A declining or a continued low interest rate environment and its effect on product pricing and the reserves we must carry.
•	Increases in commercial mortgage loan foreclosures.
•	Increases in holdings of real estate owned properties due to a decline in demand for these properties and the decline in value of these properties during our holding period.
•

Continued pressure on budgets for public institutions could impact our the employment and wage levels of our customer groups in this sector, which represents a significant customer group for our employee benefits business, which may have an adverse effect on our premium levels for our group businesses and revenues for our retirement plans business.

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

In the normal course of business, we are involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2012. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on our business, financial position, results of operations or cash flows.

2012 ANNUAL REPORT	15

Part I

Item 4.	Mine Safety Disclosure

Not applicable.

Item 4A.	Executive Officers of the Registrant

The following table sets forth the executive officers of StanCorp Financial Group, Inc. (“StanCorp”) and Standard Insurance Company (“Standard”):

Name	Age (as of February 26, 2013)	Position
Floyd F. Chadee	56	Senior Vice President and Chief Financial Officer of StanCorp and Standard
Katherine Durham*	46	Vice President, Marketing and Communications of Standard
James B. Harbolt*	50	Vice President, Insurance Services Group of Standard
Scott A. Hibbs*	51	Vice President, Asset Management Group of Standard
Daniel J. McMillan*	46	Vice President, Insurance Services Group of Standard
J. Gregory Ness	55	Chairman, President and Chief Executive Officer of StanCorp and Standard
David M. O’Brien*	56	Senior Vice President, Information Technology of Standard
Karen M. Weisz*	45	Vice President, Human Resources and Corporate Services of Standard

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

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

16	STANCORP FINANCIAL GROUP, INC.

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

2012 ANNUAL REPORT	17

Part II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange Euronext (“NYSE”) under the symbol “SFG.” As of February 15, 2013, there were 32,006 shareholders of record of common stock.

The following tables set forth the high and low sales prices as reported by the NYSE at the close of the trading day and cash dividends paid per share of common stock:

	2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$37.37	$38.17	$40.80	$41.77
Low	31.46	29.08	33.36	36.96
Dividend Paid	0.93	—	—	—

	2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$37.12	$43.05	$47.31	$48.64
Low	26.09	25.80	40.26	43.73
Dividend Paid	0.89	—	—	—

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

The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P Life and Health Insurance Index and the S&P Insurance Group Index. The comparison assumes $100 was invested on December 31, 2007, in our common stock and in each of the foregoing indexes, and assumes the reinvestment of dividends. The graph covers the period of time beginning December 31, 2007, through December 31, 2012.

2012 ANNUAL REPORT	19

Part II

The following table sets forth share repurchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
October 1-31, 2012	—	$—	—	2,720,300
November 1-30, 2012	—	—	—	3,000,000
December 1-31, 2012	—	—	—	3,000,000

Total fourth quarter	—	$—	—	3,000,000

On November 13, 2012, our Board of Directors approved a new share repurchase authorization of up to 3.0 million shares of StanCorp common stock. The November 2012 authorization replaced the existing authorization and expires on December 31, 2014. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made at market prices on the transaction date. We will evaluate share repurchases opportunistically based on equity markets, capital levels and our assessment of the direction of the overall economy.

The following table sets forth share repurchase activity:

	Years ended December 31,
(Dollars in millions except per share data)	2012	2011
Share repurchases:
Shares repurchased	279,700	2,180,100
Cost of share repurchases	$10.0	$90.3
Volume weighted-average price per common share	35.68	41.41
Shares remaining under repurchase authorizations	3,000,000	3,000,000

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

The following table sets forth selected financial data at or for the years ended December 31 and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”:

(Dollars in millions—except per share data)	2012	2011	2010	2009	2008
Income Statement Data:
Revenues:
Premiums	$2,163.9	$2,153.3	$2,097.7	$2,101.9	$2,140.2
Administrative fees	114.7	115.5	116.5	108.5	114.6
Net investment income	628.5	612.8	602.5	586.5	541.0
Net capital losses	(8.7)	(6.9)	(51.6)	(26.9)	(128.8)

Total revenues	2,898.4	2,874.7	2,765.1	2,770.0	2,667.0

Benefits and expenses:
Benefits to policyholders and interest credited	1,964.3	1,932.2	1,778.2	1,721.3	1,700.1
Operating expenses*	710.8	712.1	669.9	699.1	689.8
Interest expense	39.9	38.9	38.9	39.2	39.2

Total benefits and expenses	2,715.0	2,683.2	2,487.0	2,459.6	2,429.1

Income before income taxes	183.4	191.5	278.1	310.4	237.9
Income taxes	44.9	54.8	92.2	104.9	77.2

Net income	$138.5	$136.7	$185.9	$205.5	$160.7
Benefit Ratios, including interest credited (% of total premiums):
Group insurance	83.9%	83.1%	77.2%	74.7%	73.6%
Individual disability	65.8	67.3	66.8	69.3	78.7
Per Common Share:
Basic net income	$3.13	$3.05	$3.97	$4.20	$3.29
Diluted net income	3.12	3.04	3.95	4.19	3.26
Market value at year end	36.67	36.75	45.14	40.02	41.77
Dividends declared and paid	0.93	0.89	0.86	0.80	0.75
Basic weighted-average shares outstanding	44,283,771	44,876,650	46,774,277	48,932,908	48,917,235
Diluted weighted-average shares outstanding	44,359,891	45,016,070	47,006,228	49,044,543	49,292,240
Ending shares outstanding	44,419,448	44,268,859	46,159,387	47,744,524	48,989,074
Balance Sheet Data:
General account assets	$14,637.0	$13,809.7	$13,029.0	$12,372.8	$11,468.3
Separate account assets	5,154.3	4,593.5	4,787.4	4,174.5	3,075.9

Total assets	$19,791.3	$18,403.2	$17,816.4	$16,547.3	$14,544.2

Long-term debt	$551.4	$300.9	$551.9	$553.2	$561.5
Total liabilities	17,622.3	16,412.8	15,921.8	14,826.3	13,174.9
Total equity	2,169.0	1,990.4	1,894.6	1,721.0	1,369.3
Statutory Data:
Net gain from operations before federal income taxes and realized capital gains (losses)	$182.3	$185.1	$317.4	$375.0	$341.6
Net gain from operations after federal income taxes and before realized capital gains (losses)	138.8	143.1	202.4	251.4	235.0
Capital and surplus	1,259.6	1,193.1	1,226.8	1,243.2	1,154.6
Asset valuation reserve	117.5	107.2	95.6	89.7	78.8

*	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs, value of business acquired and other intangible assets.

2012 ANNUAL REPORT	21

Part II

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial measures that exclude after-tax net capital gains and losses and accumulated other comprehensive income (“AOCI”) are non-GAAP measures. To provide investors with a broader understanding of earnings, the Company provides net income per diluted share excluding after-tax net capital gains and losses, along with the GAAP measure of net income per diluted share, because capital gains and losses are not likely to occur in a stable pattern.

Management believes that measuring net income per diluted share excluding AOCI is important to investors because the turnover of the Company’s portfolio of fixed maturity securities may not be such that unrealized gains and losses reflected in AOCI are ultimately realized. Furthermore, management believes exclusion of AOCI provides investors with a better measure of return.

This management’s discussion and analysis of financial condition and results of operations contain forward looking statements. See Part I, Item 1A, “Risk Factors—Forward-Looking Statements.”

Executive Summary

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Years ended December 31,
(Dollars in millions except per share data)	2012	2011	2010
Net income	$138.5	$136.7	$185.9
After-tax net capital losses	(5.4)	(4.5)	(32.1)

Net income excluding after-tax net capital losses	$143.9	$141.2	$218.0

Diluted earnings per common share:
Net income	$3.12	$3.04	$3.95
After-tax net capital losses	(0.12)	(0.10)	(0.68)

Net income excluding after-tax costs net capital losses	$3.24	$3.14	$4.63

Diluted weighted-average common shares outstanding	44,359,891	45,016,070	47,006,228

The increase in GAAP results for 2012 compared to 2011 was primarily due to higher net investment income from bond call premiums and commercial mortgage loan prepayment fee revenues, higher premiums for the Insurance Services segment, a lower effective income tax rate and higher earnings in the Company’s Asset Management segment. The increase was partially offset by a comparatively higher group insurance benefit ratio as a result of a 95 basis point lower average discount rate used for newly established long term disability claim reserves.

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

22	STANCORP FINANCIAL GROUP, INC.

Outlook for 2013

As we reflect on 2012, we were confronted with macro-economic factors that have challenged the growth of our business over the past few years. A persistent low interest rate environment has driven pricing changes in a very price sensitive group insurance marketplace. In addition, high levels of unemployment and its impact on the wage and employment growth of our customers, specifically in the state and local public and education sectors, has led to a lack of organic growth within our book of business. Despite these challenges we will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength. We manage for long-term profitability by focusing on business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service.

We intend to remain focused on preserving the value of our business by continuing to provide excellent service to our customers. We will continue to focus on optimizing shareholder value through sustainable profitability by investing in new product and service capabilities and through the strategic use of capital. We believe these actions position us well for growth as the economy recovers.

For 2013, we have established the following expectations:

•	Net income per diluted share, excluding after-tax net capital gains and losses, to be in the range of $3.40 to $3.80.
•	Return on average equity, excluding after-tax net capital gains and losses from net income and accumulated other comprehensive income and losses from equity, to be in the range of 8% to 9%.

Expectations and guidance for any specific year may vary due to short-term market trends, changes in the interest rate environment and other factors. More specifically, these expectations will be affected by the following items:

•

Premiums—In 2013, we will continue to implement pricing actions for both new and renewal long term disability business to address the impact of elevated claims incidence and the low interest rate environment. Given these pricing actions and the effect of the continued challenging economic environment on the employment and wage levels of our group insurance customers, we expect a low single digit decline in our group insurance premiums for 2013.

•

Benefit ratio—We expect that the 2013 annual benefit ratio for the group insurance business will be within the range of 81% to 84%. We expect a continued low interest rate environment to place downward pressure on the new money investment interest rate and the discount rate used for newly established long term disability claim reserves. The annual group insurance benefit ratio guidance range assumes that the low interest rate environment will persist in 2013 and as a result the discount rate may be lowered 50 to 75 basis points during 2013.

•

Effective income tax rate—We expect that the 2013 effective income tax rate will be in the range of 22% to 23%. The lower effective income tax rate for 2013 is primarily the result of our previous purchases of tax-advantaged investments.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in our Insurance Services segment and administrative fee revenues growth in our Asset Management segment have been the primary drivers of consolidated revenue growth.

The following table sets forth consolidated revenues:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Revenues:
Premiums	$2,163.9	0.5%	$2,153.3	2.7%	$2,097.7
Administrative fees	114.7	(0.7)	115.5	(0.9)	116.5
Net investment income	628.5	2.6	612.8	1.7	602.5
Net capital losses	(8.7)	(26.1)	(6.9)	86.6	(51.6)

Total revenues	$2,898.4	0.8	$2,874.7	4.0	$2,765.1

The increase in revenues for 2012 compared to 2011 was primarily due to an increase in our net investment income primarily due to higher bond call premiums and commercial mortgage loan prepayment fees and an increase in premiums

2012 ANNUAL REPORT	23

Part II

from our Insurance Services segment. The increase in revenues for 2011 compared to 2010 was primarily due to an increase in premiums from our Insurance Services segment and a decrease in net capital losses. Net capital gains and losses are reflected in the Other category. See “Business Segments—Other—Net Capital Gains (Losses).”

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

The following table sets forth premiums by segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Premiums:
Insurance Services	$2,157.2	0.6%	$2,145.3	4.3%	$2,056.2
Asset Management	6.7	(16.3)	8.0	(80.7)	41.5

Total premiums	$2,163.9	0.5	$2,153.3	2.7	$2,097.7

The overall increase in premiums for 2012 compared to 2011 was primarily due to lower ERRs for 2012 in our Insurance Services segment. ERRs increased Insurance Services premiums by $4.0 million for 2012, and decreased Insurance Services premiums by $12.5 million for 2011. See “Business Segments—Insurance Services Segment.”

The overall increase in premiums for 2011 compared to 2010 was due to strong sales and customer retention levels, and comparatively lower ERRs for 2011 in our Insurance Services segment, partially offset by decreased premiums in our Asset Management segment related to a decrease in sales of life-contingent annuities. See “Business Segments—Insurance Services Segment” and “Business Segments—Asset Management Segment.”

Administrative Fee Revenues

The primary driver of administrative fee revenues is the level of assets under administration in our Asset Management segment, which is driven by equity market performance and net customer deposits. Administrative fee revenues from our Insurance Services segment are primarily derived from insurance products for which we provide only administrative services and absence management services.

The following table sets forth administrative fee revenues by segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Administrative fee revenues:
Insurance Services	$13.9	13.0%	$12.3	28.1%	$9.6
Asset Management	118.8	(0.9)	119.9	(1.3)	121.5
Other	(18.0)	(7.8)	(16.7)	(14.4)	(14.6)

Total administrative fee revenues	$114.7	(0.7)	$115.5	(0.9)	$116.5

24	STANCORP FINANCIAL GROUP, INC.

The decrease in administrative fee revenues in our Asset Management segment for 2012 compared to 2011 was primarily related to a decrease in average retirement plan trust assets under administration.

The decrease in administrative fee revenues in our Asset Management segment for 2011 compared to 2010 was primarily due to decreased assets under administration in our retirement plan trust assets and private client wealth management assets. See “Business Segments—Asset Management Segment.”

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product, commercial mortgage loan prepayment fee revenues and bond call premiums on fixed maturity securities.

The following table sets forth net investment income by segment and associated key indicators:

	Years ended December 31,
(Dollars in millions)	2012	Change	2011	Change	2010
Net investment income:
Insurance Services	$339.7	(0.5)%	$341.3	0.7%	$338.9
Asset Management	278.6	6.1	262.7	4.7	251.0
Other	10.2	15.9	8.8	(30.2)	12.6

Total net investment income	$628.5	2.6	$612.8	1.7	$602.5

Key indicators of net investment income:
Contribution from the change in fair value of the S&P 500 Index options	$7.8	$8.0	$(0.2)	$(8.6)	$8.4
Commercial mortgage loan prepayment fee revenues	13.2	5.7	7.5	4.1	3.4
Bond call premiums	8.0	0.9	7.1	2.7	4.4
Tax-advantaged investment operating losses	(13.3)	(6.7)	(6.6)	(5.4)	(1.2)
Average invested assets	12,312.3	6.9%	11,521.0	6.1%	10,858.2
Consolidated portfolio yields:
Fixed maturity securities	4.66%		5.08%		5.31%
Commercial mortgage loans	6.09		6.34		6.45

The increase in net investment income for 2012 compared to 2011 was primarily due to favorable changes in the fair value of our S&P 500 Index options and an increase in bond call premiums and commercial mortgage loan prepayment fee revenues. Also contributing to the increase in net investment income for 2012 was an increase in average retirement plan general account assets under administration. Partially offsetting the increase to net investment income was lower average yields for both fixed maturity securities and commercial mortgage loans, and higher accrued operating losses on limited partnerships related to our tax-advantaged investments. The benefits from these investments are recorded as either a reduction to income taxes or a reduction of state premium taxes.

The increase in net investment income for 2011 compared to 2010 was primarily due to an increase in average invested assets, which primarily resulted from individual annuity sales. Also contributing to the increase in net investment income for 2011 was higher commercial mortgage loan prepayment fee revenues and bond call premiums. Partially offsetting these increases was a decrease in the change in fair value of our S&P 500 Index options and a decrease in the portfolio yields for fixed maturity securities and commercial mortgage loans.

We may continue to experience lower new money investment rates in the future if credit spreads continue to tighten and interest rates remain low. New money investment rates are also affected by the current volume and mix of commercial mortgage loan originations, the purchases of fixed maturity securities and other investments.

We seek investments containing call or prepayment protection to ensure our expected cash flow is not adversely affected by unexpected prepayments. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.1%, or $293.2 million, of our fixed maturity securities portfolio at December 31, 2012. We also originate commercial mortgage loans containing a make-whole prepayment provision

2012 ANNUAL REPORT	25

Part II

requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of our commercial mortgage loan portfolio contains this prepayment provision. Approximately 2% of the commercial mortgage loans without a make-whole prepayment provision generally contain fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment. The increases in commercial mortgage loan prepayment fees were primarily the result of a continued low interest rate environment and the improvement in the commercial real estate sales market.

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

The following table sets forth net capital gains and losses and associated key components:

	Years ended December 31,
(In millions)	2012	Dollar Change	2011	Dollar Change	2010
Net capital losses	$(8.7)	$(1.8)	$(6.9)	$44.7	$(51.6)

Key components of net capital gains (losses):
Net capital gains on fixed maturity securities	$5.8	$(3.3)	$9.1	$(6.3)	$15.4
Net capital gains on real estate investments	—	(34.7)	34.7	25.1	9.6
Net capital losses on real estate owned	(2.2)	14.3	(16.5)	6.4	(22.9)
Provision to our commercial mortgage loan loss allowance	(13.4)	19.3	(32.7)	15.4	(48.1)

Net capital losses for 2012 were primarily related to our commercial mortgage loan loss allowance provision. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities. The increase in net capital losses for 2012 compared to 2011 were primarily due to the net capital gains on the sale of real estate investments for 2011, which did not recur in 2012.

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

•	Current estimates for future benefits on life-contingent annuities.

26	STANCORP FINANCIAL GROUP, INC.

The following table sets forth benefits to policyholders by segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Benefits to policyholders:
Insurance Services	$1,773.3	1.3%	$1,750.9	11.8%	$1,566.4
Asset Management	19.7	(3.0)	20.3	(62.0)	53.4

Total benefits to policyholders	$1,793.0	1.2	$1,771.2	9.3	$1,619.8

The increase in benefits to policyholders for 2012 compared to 2011 was primarily due to a 95 basis point decrease in the average discount rate used for newly established long term disability claim reserves. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

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

The following table sets forth interest credited and associated key components:

	Years ended December 31,
(Dollars in millions)	2012	Change	2011	Change	2010
Interest credited	$171.3	$10.3	$161.0	$2.6	$158.4

Key components of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$6.4	$5.1	$1.3	$(4.5)	$5.8
Average individual annuity assets under administration	3,091.1	9.2%	2,830.0	11.5%	2,537.6

The increases in interest credited for both 2012 and 2011 primarily reflected growth in our average individual annuity assets under administration. The increase in interest credited for 2012 from 2011 was also due to the change in fair value of the index-based interest guarantees.

2012 ANNUAL REPORT	27

Part II

Operating Expenses

The following table sets forth operating expenses:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Operating expenses	$470.5	(0.1)%	$471.2	5.6%	$446.2

The decrease in operating expenses for 2012 compared to 2011 was due to $11.0 million of project costs for information technology service changes in 2011, which did not recur in 2012. The $11.0 million of project costs were recorded in our Other category. The decrease was partially offset by an increase in incentive compensation expenses for 2012 compared to 2011.

The increase in operating expenses for 2011 compared to 2010 was primarily related to business growth as evidenced by premium growth, and the project costs for information technology service changes in 2011. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, growth in assets under administration and the profitability of business in each of our segments.

The following table sets forth commissions and bonuses:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Commissions and bonuses	$203.7	(6.9)%	$218.7	6.1%	$206.1

The decrease in commissions and bonuses for 2012 compared to 2011 was primarily due to lower group insurance sales for 2012.

The increase in commissions and bonuses for 2011 compared to 2010 was primarily due to an increase in our Insurance Services segment sales and individual annuity business sales.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

We normally defer certain acquisition costs that vary and are directly related to the origination of new business. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of approximately 7.4 years. The intangible asset associated with the individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) will be fully amortized by 2023. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

For years when deferrals exceed amortization, the net increase to the balance of DAC, VOBA and other intangibles results in an overall reduction to expense. For years when amortization exceeds deferrals, the net decrease to the balance of DAC, VOBA and other intangibles results in an overall increase to expense.

28	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the operating impact resulting from net increases to DAC, VOBA and other intangible assets:

	Years ended December 31,
(In millions)	2012	Dollar Change	2011	Dollar Change	2010
Deferral of acquisition costs	$(71.4)	$10.3	$(81.7)	$(5.7)	$(76.0)
Amortization of DAC, VOBA and other intangible assets	70.5	3.3	67.2	8.3	58.9

Net increase in DAC, VOBA and other intangible assets	$(0.9)	$13.6	$(14.5)	$2.6	$(17.1)

The decrease in deferrals for 2012 compared to 2011 was primarily due to lower group insurance sales for 2012. The increase in the amortization of DAC for 2012 compared to 2011 was primarily due to higher Asset Management earnings, as amortization fluctuates with changes in estimated gross profit. These changes resulted in an overall net increase in DAC, VOBA and other intangible assets for 2012 compared to 2011.

The net increase in DAC, VOBA and other intangible assets was lower for 2011 compared to 2010 was primarily due to an increase in the amortization of DAC in our Asset Management segment which was driven by an increase in net investment income from bond call premiums and commercial mortgage loan prepayment fee revenues. This increase was partially offset by losses due to the change in fair value of our indexed-based guarantees and an increase in deferrals in our Insurance services segment resulting from higher sales.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Years ended December 31,
	2012	2011	2010
Combined federal and state effective income tax rates	24.5%	28.6%	33.2%

During 2012, 2011 and 2010, we purchased tax-advantaged investments, contributing to a decrease in our effective tax rate. The effective tax rate was also lower due to favorable book-to-tax differences relative to a lower level of income for 2012 and 2011.

At December 31, 2012, the years open for audit by the Internal Revenue Service (“IRS”) were 2009 through 2012. The years 2009 through 2012 were also open for audit by state authorities. See Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7—Income Taxes” for more information on the change in the effective tax rate.

Business Segments

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. The Asset Management segment also offers investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

2012 ANNUAL REPORT	29

Part II

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Years ended December 31,
	2012	2011	2010
Insurance Services	86.1%	86.5%	85.3%
Asset Management	13.9	13.5	14.7

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Premiums	$2,157.2	0.6%	$2,145.3	4.3%	$2,056.2
Total revenues	2,510.8	0.5	2,498.9	3.9	2,404.7
Income before income taxes	179.8	(10.6)	201.2	(35.2)	310.4
Sales (annualized new premiums) reported at contract effective date	266.1	(25.8)	358.6	2.0	351.7
Benefit ratios, including interest credited (% of premiums):
Insurance Services	82.4%		81.8%		76.4%
Group insurance	83.9		83.1		77.2
Individual disability	65.8		67.3		66.8
Operating expense ratio (% of premiums)	16.2%		15.8%		16.1%

Income before income taxes decreased for 2012 compared to 2011 primarily due to a comparatively higher group insurance benefit ratio as a result of a 95 basis point lower average discount rate used for newly established long term disability claim reserves, partially offset by higher premiums for the Insurance Services segment and a lower individual disability benefit ratio. In addition, bond call premiums and commercial mortgage loan prepayment fee revenues added $13.1 million of income before income taxes for 2012, compared to $4.9 million for 2011, offsetting the effects of lower yields on invested assets.

Income before income taxes decreased for 2011 compared to 2010 primarily due to less favorable claims experience in the group insurance business as a result of higher group long term disability claims incidence.

Revenues

Revenues for the Insurance Services segment are driven primarily by growth in Insurance Services premiums. The increase in revenues for 2012 compared to 2011 was primarily due to lower ERRs. ERRs increased revenue by $4.0 million for 2012 and decreased revenue by $12.5 million for 2011. The increase in revenues for 2011 compared to 2010 was primarily due to higher premiums in our group insurance business

Premiums

The primary factors that affect premiums for the Insurance Services segment are sales and customer retention for our insurance products and organic growth in our group insurance businesses derived from existing group policyholders’ employment and wage growth. Premium levels can also be influenced by ERRs, which represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provide for additional premiums to be paid when claims experience is less favorable than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying claims experience of specific contracts.

30	STANCORP FINANCIAL GROUP, INC.

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Premiums:
Group life and AD&D	$883.7	(1.0)%	$892.6	6.8%	$835.7
Group long term disability	801.4	(0.2)	803.3	0.4	799.9
Group short term disability	212.6	2.2	208.0	2.1	203.7
Group other	78.9	(3.3)	81.6	0.1	81.5
Experience rated refunds	4.0	132.0	(12.5)	55.2	(27.9)

Total group insurance	1,980.6	0.4	1,973.0	4.2	1,892.9
Individual disability	176.6	2.5	172.3	5.5	163.3

Total premiums	$2,157.2	0.6	$2,145.3	4.3	$2,056.2

Key indicators of premiums:
Total premiums excluding ERRs	$2,153.2	(0.2)%	$2,157.8	3.5%	$2,084.1
Group insurance sales (annualized new premiums) reported at contract effective date	245.0	(27.2)	336.4	1.8	330.6
Individual disability sales (annualized new premiums)	21.1	(5.0)	22.2	5.2	21.1

The increase in group insurance premiums for 2012 compared to 2011 was primarily due to more favorable ERRs, partially offset by lower group insurance sales and persistency for 2012. The increase in group insurance premiums for 2011 compared to 2010 was primarily due to strong group insurance sales and strong customer retention levels, in addition to comparatively lower ERRs

Sales. Sales of our group insurance products reported as annualized new premiums decreased for 2012 compared to 2011 primarily due to pricing competition as we implemented pricing actions on our long term disability business to address the impact of the elevated claims incidence and the continued low interest rate environment.

Customer Retention. Customer retention, also referred to as persistency, decreased to 86.7% for 2012, compared to 88.8% for 2011. This decrease was primarily due to our pricing actions on our long term disability business. Persistency in our individual disability products remained above 90%.

Organic Growth. Premium growth in our group insurance in force business is affected by employment and wage growth in our existing customer base, changes in price per insured and the average age of employees. The economy has continued to negatively affect wage rate and employment levels in a significant portion of our customer base, including state and local public and education sectors, and therefore has put downward pressure on our premiums.

We continue to make progress with the implementation of our pricing actions related to the low interest rate environment and pricing actions that began in 2011 related to higher claims incidence. Our pricing reflects our long-term expectations of claims experience, demographic changes, return objectives and interest rates. By the end of the first quarter of 2013 we will have had the opportunity to re-price about three-fourths of our long term disability business. Our sales force is communicating and selling our unique value proposition, while the rest of our employees are delivering the quality service on which we have based our reputation in the employee benefits marketplace.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Net investment income	$339.7	(0.5)%	$341.3	0.7%	$338.9

2012 ANNUAL REPORT	31

Part II

Net investment income is primarily affected by changes in levels of invested assets, interest rates, bond call premiums and prepayment fees. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

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

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Benefits to policyholders, including interest credited	$1,777.5	1.3%	$1,755.5	11.7%	$1,571.2
Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	82.4%		81.8%		76.4%
Group insurance	83.9		83.1		77.2
Individual disability	65.8		67.3		66.8

The increase in Insurance Services benefits to policyholders (including interest credited) for 2012 compared to 2011 was primarily due to a 95 basis point decrease in the average discount rate used for newly established long term disability claim reserves. In addition, we recorded a net increase in group long term disability reserves of $3.7 million, and a net increase in individual disability reserves of $3.8 million as part of our regular annual assessments of the adequacy of reserves for 2012. We recorded a net increase in individual disability claims reserves of $3.6 million and made no similar adjustments to group long term disability reserves for 2011.

The increase in Insurance Services benefits to policyholders (including interest credited) for 2011 compared to 2010 was primarily due to higher claims incidence in our group long term disability insurance business. In addition, there was a reserve release for group long term disability claims of $14.6 million in 2010 and no similar release in 2011. These increases were partially offset by a decrease in additional amounts recorded to our individual disability reserves, which totaled $3.6 million for 2011 and $7.8 million for 2010.

The reserve releases related to our group long term disability insurance business for 2010 were primarily due to favorable claims experience compared to reserving assumptions for certain reserve items. Claims experience is one of the factors we use in estimating our reserves. However, the favorable claims experience seen in 2010 did not result in a significant change in our underlying assumptions or methods used to determine the estimated reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of the economic uncertainty during 2010. We carefully monitor trends in reserve assumptions and when these trends become credible and are expected to persist, we incorporate these factors into our reserves to ensure the best estimates are established. For a complete discussion of our reserve methodology, see “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

32	STANCORP FINANCIAL GROUP, INC.

The group insurance benefit ratio for 2012 was outside of our 2012 annual guidance range of 80% to 82%. We expect the benefit ratio to remain elevated during continuing uncertainty in the economy and while the effects of our pricing actions take hold. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

The benefit ratio for individual disability insurance decreased for 2012 compared to 2011. We generally expect the individual disability benefit ratio to trend down over the long term to reflect growth in the business outside of the large block of individual disability business assumed in 2000 from Minnesota Life, and we expect there to be a corresponding shift in revenues from net investment income to premiums. The anticipated general increase or decrease in the expected benefit ratio does not necessarily indicate a corresponding shift in profitability; rather it reflects a change in the mix of revenues from the business from investment income to premiums.

In 2006, we adjusted the claim termination rate assumptions for the reserves on a small block of individual disability claims based on an industry table. These assumptions were further refined in 2012, 2011 and 2010 resulting in increases in reserves of $4.9 million, $5.5 million and $12.5 million, respectively. Our block of business is relatively small, and, as a result, we view a blend of the released industry table and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and, if necessary, will adjust reserves accordingly.

We refined our reserve calculation for certain other individual disability claims in 2012, 2011 and 2010 which resulted in a decrease in our individual disability reserves of $1.1 million, $1.9 million and $4.7 million, respectively.

The following table sets forth the average discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Years ended December 31,
	2012	2011	2010
Average discount rate	4.18%	5.13%	5.00%

The discount rate is based on the average rate we receive on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The lower average discount rate for 2012 compared to 2011 and 2010 was primarily the result of the continued low interest rate environment. A 25 basis point increase or decrease in the discount rate results in a corresponding increase or decrease in pre-tax income of $1.8 million per quarter. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most contracts have rate guarantees in place.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. The movement of future interest rates may result in significantly higher or lower discount rates. A sustained low interest rate environment, lower commercial mortgage loan originations and utilization of other investments could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at December 31, 2012 and December 31, 2011 was 45 and 40 basis points, respectively. See “Liquidity and Capital Resources—Asset-Liability Matching and Interest Rate Risk Management,” for additional information regarding our investments and corresponding interest rate risks.

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Operating expenses	$349.1	3.1%	$338.7	2.1%	$331.8

2012 ANNUAL REPORT	33

Part II

The increase in Insurance Services operating expenses for 2012 compared to 2011 was primarily related to increased compensation related costs. The increase in Insurance Services operating expenses for 2011 compared to 2010 was primarily related to business growth as evidenced by premium growth.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Years ended December 31,
(In millions)	2012	Percent Change	2011	Percent Change	2010
Revenues:
Premiums	$6.7	(16.3)%	$8.0	(80.7)%	$41.5
Administrative fees	118.8	(0.9)	119.9	(1.3)	121.5
Net investment income	278.6	6.1	262.7	4.7	251.0

Total revenues	$404.1	3.5	$390.6	(5.7)	$414.0

Income before income taxes	$64.0	4.4%	$61.3	10.5%	$55.5

Sales (Individual annuity deposits)	364.2	(11.2)	410.3	12.8	363.8

Interest credited (% of net investment income):
Retirement plans	53.7%		54.6%		56.5%
Individual annuities	68.1		66.5		69.0

Retirement plans annualized operating expenses (% of average assets under administration)	0.59%		0.58%		0.57%

	At December 31,
(Dollars in millions)	2012	2011	Percent Change
Assets under administration:
Retirement plans general account	$1,968.7	$1,730.2	13.8%
Retirement plans separate account	5,154.3	4,593.5	12.2

Total retirement plans group annuity products	7,123.0	6,323.7	12.6
Retirement plans trust products	7,732.4	7,441.2	3.9
Individual annuities	3,206.4	2,975.7	7.8
Commercial mortgage loans for other investors	2,781.5	2,691.6	3.3
Private client wealth management	849.0	1,001.5	(15.2)

Total assets under administration	$21,692.3	$20,433.7	6.2

Income before income taxes increased for 2012 compared to 2011 primarily due to the contribution from the change in fair value of the S&P 500 Index options and the change in fair value adjustment of index-based guarantees. Income before income taxes increased for 2011 compared to 2010 primarily due to higher bond call premiums and commercial mortgage loan prepayment fee revenues. See “Note 11—Derivative Financial Instruments—Derivatives Not Designated as Hedging Instruments”.

Revenues

Revenues for the Asset Management segment include retirement plan administration fees, private client wealth management assets under administration, and investment income on general account assets under administration. Premiums and benefits to policyholders reflect both the sale of life-contingent annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders.

34	STANCORP FINANCIAL GROUP, INC.

The increase in revenue for 2012 compared to 2011 was primarily due to an increase in net investment income due to higher commercial mortgage loan prepayment fee revenues and bond call premiums, and the contribution from the change in fair value of our S&P 500 Index options. See “Business Segments—Asset Management Segment—Net Investment Income.”

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

The following table sets forth premiums by line of business for the Asset Management segment:

	Years ended December 31,
(In millions)	2012	Dollar Change	2011	Dollar Change	2010
Premiums:
Retirement plans	$1.9	$(0.1)	$2.0	$0.4	$1.6
Individual annuities	4.8	(1.2)	6.0	(33.9)	39.9

Total premiums	$6.7	$(1.3)	$8.0	$(33.5)	$41.5

Administrative Fee Revenues

Administrative fee revenues for the Asset Management segment include asset-based and plan-based fees related to our retirement plans and private client wealth management businesses, and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fee revenues is the level of assets under administration for retirement plans, which is driven by equity market performance and net customer deposits. Assets under administration that produce administrative fee revenues include retirement plan group annuity products, retirement plan trust products, private client wealth management and commercial mortgage loans under administration for other investors.

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Administrative fee revenues:
Retirement plans	$88.0	(2.2)%	$90.0	(2.7)%	$92.5
Other financial services business	30.8	3.0	29.9	3.1	29.0

Total administrative fee revenues	$118.8	(0.9)	$119.9	(1.3)	$121.5

2012 ANNUAL REPORT	35

Part II

	At December 31,
(Dollars in millions)	2012	2011	Percent Change
Key indicators of administrative fee revenues:
Average assets under administration:
Retirement plan separate account	$5,044.2	$4,717.6	6.9%
Retirement plan trust products	7,791.4	8,107.0	(3.9)
Commercial mortgage loans for other investors	2,742.3	2,690.1	1.9
Private client wealth management	974.6	1,099.4	(11.4)

The decrease in administrative fee revenues for 2012 compared to 2011 was primarily related to a decrease in average retirement plan trust assets under administration. The decrease in administrative fee revenues for 2011 compared to 2010 was primarily due to a few large plan terminations in the our retirement plan trust assets under administration in the first quarter and the fourth quarter of 2011, and a decline in assets under administration in our private client wealth management assets due to attrition associated with the loss of two advisers.

Net Investment Income

The following table sets forth net investment income and associated key indicators for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2012	Change	2011	Change	2010
Net investment income:
Retirement plans	$94.9	5.0%	$90.4	3.4%	$87.4
Individual annuities	170.6	6.0	161.0	6.6	151.0
Other financial services business	13.1	15.9	11.3	(10.3)	12.6

Total net investment income	$278.6	6.1	$262.7	4.7	$251.0

Key indicators of net investment income:

Average assets under administration:
Retirement plan general account	$1,849.5	11.5%	$1,658.7	6.1%	$1,563.7
Individual annuities	3,091.1	9.2	2,830.0	11.5	2,537.6
Contribution from the change in fair value of the S&P 500 Index options	$7.8	$8.0	$(0.2)	$(8.6)	$8.4
Commercial mortgage loan prepayment fees	5.4	1.9	3.5	2.2	1.3
Bond call premiums	2.6	(3.7)	6.3	4.3	2.0
Commercial mortgage loan originations	1,184.2	17.5%	1,007.7	13.5%	887.5

Consolidated portfolio yields:
Fixed maturity securities	4.66%		5.08%		5.31%
Commercial mortgage loans	6.09		6.34		6.45

The increase in net investment income for 2012 compared to 2011 was primarily due to an increase in average individual annuity assets under administration and an increase in average retirement plan general account assets under administration. Net investment income also increased due to the change in fair value of our S&P 500 Index options related to our indexed annuity products and an increase in prepayment fees received on commercial mortgage loans. These increases were partially offset by lower portfolio yields for fixed maturity securities and commercial mortgage loans in addition to a decrease in bond call premiums received on fixed maturity securities.

The increase in net investment income for 2011 compared to 2010 was primarily due to increases in our average individual annuity assets under administration and our average retirement plan general account assets under administration. Also contributing to the increase in net investment income for 2011 compared to 2010 were increases in bond call premiums received on certain fixed maturity securities, and in prepayment fees received on commercial

36	STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth benefits to policyholders for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Benefits to policyholders	$19.7	(3.0)%	$20.3	(62.0)%	$53.4

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2012	Change	2011	Change	2010
Interest credited	$167.1	$10.7	$156.4	$2.8	$153.6
Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$6.4	$5.1	$1.3	$(4.5)	$5.8
Average individual annuity assets under administration	3,091.1	9.2%	2,830.0	11.5%	2,537.6

The increase in interest credited for 2012 compared to 2011 was primarily due to the change in fair value of our index-based interest guarantees, and an increase in our average individual fixed-rate annuity and retirement plan general account assets under administration.

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

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Operating expenses	$117.4	1.9%	$115.2	(3.2)%	$119.0

The increase in Asset Management operating expenses for 2012 compared to 2011 was primarily due to increased business related service and administrative costs.

2012 ANNUAL REPORT	37

Part II

The decrease in Asset Management operating expenses for 2011 compared to 2010 was primarily due to continued operating expense containment in 2011.

Other

In addition to our two segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results for the Other category:

	Years ended December 31,
(Dollars in millions)	2012	2011	2010
Loss before income taxes	$(60.4)	$(71.0)	$(87.8)

The decrease in loss before income taxes for 2012 compared to 2011 was primarily due to higher operating expenses for 2011 related to project costs for information technology service changes, which did not recur in 2012.

The decrease in losses before income taxes for 2011 compared to 2010 was primarily due to a decrease in net capital losses, partially offset by a decrease in net investment income and an increase in operating expenses related to project costs for information technology service changes. The project costs related to information technology service changes were primarily severance and outsourcing transition costs, which were reported in our Other category since these costs were not representative of our segment operations.

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

The following table sets forth net capital gains and losses and associated key components:

	Years ended December 31,
(In millions)	2012	2011	2010
Net capital gains (losses):
Fixed maturity securities	$5.8	$9.1	$15.4
Commercial mortgage loans	(11.9)	(31.8)	(46.9)
Real estate investments	—	34.7	9.6
Real estate owned	(2.2)	(16.5)	(22.9)
Other	(0.4)	(2.4)	(6.8)

Total net capital losses	$(8.7)	$(6.9)	$(51.6)

Key components of net capital losses:
Provision in our commercial mortgage loan loss allowance	$(13.4)	$(32.7)	$(48.1)
OTTI on fixed maturity securities	(3.2)	(1.8)	(0.7)
Impairments on real estate owned	(3.0)	(15.8)	(25.7)

Net capital losses for 2012 were primarily related to our commercial mortgage loan loss allowance provision. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities.

The decrease in net capital losses for 2011 compared to 2010 was primarily due to higher net capital gains on the sale of real estate investments in 2011, and a comparatively smaller increase in the provision for our commercial mortgage loan loss allowance in 2011.

38	STANCORP FINANCIAL GROUP, INC.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at December 31, 2012.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.1%, or $293.2 million, of our fixed maturity securities portfolio at December 31, 2012. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of the commercial mortgage loan portfolio contains this prepayment provision. Approximately 2% of the commercial mortgage loan portfolio, without a make-whole prepayment provision, contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Our financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. We have analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2012 and 2011, using a hypothetical 10% increase in interest rates and related qualitative information on how we manage interest rate risk. The interest rate sensitivity analysis was based upon our fixed maturity securities and commercial mortgage loans held at December 31, 2012 and 2011. Interest rate sensitivity of our financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year-end 10-year U.S. Government Treasury bond yield, or 0.18% and 0.19% for the 2012 and 2011 analyses, respectively. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using our payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of our financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of our financial assets that resulted from the model was estimated to be $99 million and $98 million at December 31, 2012 and 2011, respectively.

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

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $375.7 million, $254.1 million and $355.1 million for 2012, 2011 and 2010, respectively. These changes were mainly due to fluctuations in other assets and other liabilities, mainly attributable to timing differences. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to

2012 ANNUAL REPORT	39

Part II

support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $763.0 million, $595.4 million and $493.1 million for 2012, 2011 and 2010, respectively. The increase in net cash used in investing activities for 2012 compared to 2011 was primarily due to an increase in net purchases of fixed maturity securities and lower proceeds from sales of real estate for 2012. The increase in net cash used in investing activities for 2011 compared to 2010 was primarily due to higher commercial mortgage loan originations for 2011, in addition to higher net purchases of fixed maturity securities and other invested assets, resulting from higher policyholder fund net deposits.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At December 31, 2012, our portfolio consisted of 56.5% fixed maturity securities, 41.4% commercial mortgage loans, 1.3% other invested assets and 0.8% real estate.

Fixed Maturity Securities

We maintain prudent diversification across industries, issuers and maturities. We have avoided the types of structured products that do not meet an adequate level of transparency for good decision making. Our corporate bond industry diversification targets are based on the Bank of America Merrill Lynch U.S. Corporate Index, which is reasonably reflective of the mix of issuers broadly available in the market. Our fixed maturity securities below investment grade are primarily managed by a third party.

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

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	December 31, 2012
(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate bonds:
Basic industry	$386.1	$33.3	$(0.4)	$419.0
Capital goods	727.1	66.5	(0.8)	792.8
Communications	302.0	34.9	—	336.9
Consumer cyclical	442.0	38.3	(0.4)	479.9
Consumer non cyclical	908.0	113.5	(0.5)	1,021.0
Energy	484.4	51.1	(0.1)	535.4
Finance	1,551.9	113.9	(1.1)	1,664.7
Utilities	932.7	113.3	(0.4)	1,045.6
Transportation and other	207.8	22.9	(0.1)	230.6

Total corporate bonds	5,942.0	587.7	(3.8)	6,525.9
U.S. government and agency bonds	351.5	61.5	—	413.0
U.S. state and political subdivision bonds	151.6	16.8	—	168.4
Foreign government bonds	61.3	10.8	—	72.1
S&P 500 Index options	11.3	—	—	11.3

Total fixed maturity securities	$6,517.7	$676.8	$(3.8)	$7,190.7

40	STANCORP FINANCIAL GROUP, INC.

	December 31, 2011
(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate bonds:
Basic industry	$378.6	$30.4	$(1.4)	$407.6
Capital goods	734.2	64.9	(1.1)	798.0
Communications	304.2	27.1	(1.8)	329.5
Consumer cyclical	392.7	33.1	(1.2)	424.6
Consumer non cyclical	922.9	108.9	(0.2)	1,031.6
Energy	435.6	45.0	(0.7)	479.9
Finance	1,287.1	53.2	(13.9)	1,326.4
Utilities	931.9	106.2	(0.6)	1,037.5
Transportation and other	201.2	23.0	—	224.2

Total corporate bonds	5,588.4	491.8	(20.9)	6,059.3
U.S. government and agency bonds	387.8	64.3	—	452.1
U.S. state and political subdivision bonds	164.8	14.0	—	178.8
Foreign government bonds	61.7	10.4	—	72.1
S&P 500 Index options	7.2	—	—	7.2

Total fixed maturity securities	$6,209.9	$580.5	$(20.9)	$6,769.5

The following table sets forth fixed maturity securities and associated key indicators:

	December 31,
(Dollars in millions)	2012	2011	Change
Fixed maturity securities	$7,190.7	$6,769.5	6.2%
Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A
Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.4%	5.2%	0.2%
Managed by a third party	$349.5	$311.3	$38.2
Fixed maturity securities on our watch list:
Fair value	1.7	8.9	(7.2)
Amortized cost after OTTI	1.7	12.2	(10.5)
Gross unrealized capital gains in our fixed maturity securities portfolio	676.8	580.5	16.6%
Gross unrealized capital losses in our fixed maturity securities portfolio	(3.8)	(20.9)	81.8

We recorded OTTI of $3.2 million and $1.8 million for 2012 and 2011, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2012. At December 31, 2012, we did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At December 31, 2012, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.8%, or $55.2 million, of our fixed maturity securities portfolio. There were no impairments on fixed maturity securities related to euro zone exposure for 2012.

2012 ANNUAL REPORT	41

Part II

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

The following table sets forth commercial mortgage loan originations:

	Years ended December 31,
(Dollars in millions)	2012	Percent Change	2011	Percent Change	2010
Commercial mortgage loan originations	$1,184.2	17.5%	$1,007.7	13.5%	$887.5

The increases in commercial mortgage loan originations for 2012 compared to 2011, and 2011 compared to 2010 was primarily due to increased activity in the commercial real estate market.

The following table sets forth commercial mortgage loan servicing data:

	December 31,
(Dollars in millions)	2012	2011	Percent Change
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,266.8	$4,901.0	7.5%
For other institutional investors	2,781.5	2,691.6	3.3

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	7.4	7.2	2.8

The estimated average loan to value ratio for the overall portfolio was less than 70% at December 31, 2012. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at December 31, 2012. We have the contractual ability to pursue personal recourse on approximately 75% of our loans and partial personal recourse on a majority of the remaining loans. The average capitalization rate for the portfolio at December 31, 2012 was approximately 9%. Capitalization rates are used internally to annually value our commercial mortgage loan portfolio.

At December 31, 2012, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

42	STANCORP FINANCIAL GROUP, INC.

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	December 31, 2012		December 31, 2011
(Dollars in millions)	Amount	Percent	Amount	Percent
Property type:
Retail	$2,560.7	48.6%	$2,457.8	50.1%
Industrial	995.8	18.9	900.4	18.4
Office	960.8	18.2	911.1	18.6
Hotel/motel	280.8	5.3	241.9	4.9
Commercial	205.3	4.0	187.1	3.8
Apartment and other	264.0	5.0	204.0	4.2

Total commercial mortgage loans	$5,267.4	100.0%	$4,902.3	100.0%

Geographic region*:
Pacific	$1,844.1	35.0%	$1,699.3	34.7%
South Atlantic	1,069.2	20.2	953.8	19.5
West South Central	634.8	12.1	605.3	12.3
Mountain	612.7	11.6	585.8	11.9
East North Central	443.9	8.4	393.4	8.0
Middle Atlantic	240.3	4.6	243.8	5.0
West North Central	183.0	3.5	184.8	3.8
East South Central	150.5	2.9	129.9	2.6
New England	88.9	1.7	106.2	2.2

Total commercial mortgage loans	$5,267.4	100.0%	$4,902.3	100.0%

U.S. state:
California	$1,436.3	27.3%	$1,332.0	27.2%
Texas	587.0	11.1	550.8	11.2
Florida	331.9	6.3	305.3	6.2
Georgia	311.5	5.9	270.1	5.5
Other states	2,600.7	49.4	2,444.1	49.9

Total commercial mortgage loans	$5,267.4	100.0%	$4,902.3	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

At December 31, 2012, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

2012 ANNUAL REPORT	43

Part II

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2012, we had outstanding commitments to fund commercial mortgage loans totaling $144.8 million, with fixed interest rates ranging from 4.50% to 5.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	December 31,
(Dollars in millions)	2012	2011	Percent Change
Commercial mortgage loans sixty-day delinquencies:
Book value	$21.3	$17.1	24.6%
Delinquency rate	0.40%	0.34%
In process of foreclosure	$9.8	$5.1	92.2
Restructured commercial mortgage loans on a statutory basis	77.6	93.7	(17.2)

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain contained. We have steadfastly avoided the types of structured products that do not meet an adequate level of transparency for good decision making.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Years ended December 31,
(Dollars in millions)	2012	Change	2011	Change	2010
Number of loans foreclosed	33	(16)	49	(48)	97
Book value of loans foreclosed	$23.6	$(16.7)	$40.3	$(78.3)	$118.6
Number of properties foreclosed and transferred to real estate owned	27	(21)	48	(47)	95
Real estate acquired	$16.8	$(6.0)	$22.8	$(80.4)	$103.2

44	STANCORP FINANCIAL GROUP, INC.

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to real estate owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to real estate owned than the number of loans foreclosed during the period. Real estate acquired through foreclosure or accepted as deeds in lieu of foreclosure is initially recorded at the lower of cost or estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information is received. The book value of real estate acquired during 2012 decreased compared to 2011 primarily due to the decrease in properties acquired in 2012. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,
(In millions)	2012	Dollar Change	2011	Dollar Change	2010
Commercial mortgage loan loss allowance:
Beginning balance	$48.1	$12.0	$36.1	$16.5	$19.6
Provision	13.4	(19.3)	32.7	(15.4)	48.1
Charge-offs, net	(14.9)	5.8	(20.7)	10.9	(31.6)

Ending balance	$46.6	$(1.5)	$48.1	$12.0	$36.1

The lower provision and net charge-offs for the commercial mortgage loan loss allowance for 2012 compared to 2011 were primarily due lower losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio for 2012. The decreases in the specific and general loan loss allowances at December 31, 2012 compared to December 31, 2011 were primarily due to a decrease in impaired commercial mortgage loans and the composition of the commercial mortgage loan portfolio at December 31, 2012. The lower provision for the commercial mortgage loan loss allowance for 2011 compared to 2010 was primarily due to a prior year provision related to a single borrower, which is no longer in the commercial mortgage loan portfolio. The lower charge-offs for 2011 compared to 2010 were primarily related to the prior year acceptance of deeds in lieu of foreclosure associated with a single borrower in the second quarter of 2010, which did not recur in 2011.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31,
(In millions)	2012	2011	Dollar Change
Impaired commercial mortgage loans with specific allowances for losses	$74.1	$75.8	$(1.7)
Impaired commercial mortgage loans without specific allowances for losses	25.7	28.9	(3.2)
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(25.6)	(26.6)	1.0

Net carrying value of impaired commercial mortgage loans	$74.2	$78.1	$(3.9)

An impaired commercial mortgage loan is a loan where we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. The decrease in the impaired commercial mortgage loans at December 31, 2012 compared to 2011 was primarily due to an increase in loan repayments and foreclosures of impaired commercial mortgage loans for 2012.

2012 ANNUAL REPORT	45

Part II

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Years ended December 31,
(In millions)	2012	Dollar Change	2011	Dollar Change	2010
Average recorded investment	$101.3	$9.0	$92.3	$15.9	$76.4

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

The amount of interest income recognized on impaired commercial mortgage loans was $4.1 million, $3.8 million and $2.8 million for 2012, 2011 and 2010, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $4.0 million, $3.1 million and $3.3 million for 2012, 2011 and 2010, respectively.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $409.6 million, $327.7 million and $181.7 million for 2012, 2011 and 2010, respectively. The increase in funds provided by financing cash flows for 2012 compared to 2011 was primarily due to a decrease in cash used to repurchase shares of common stock. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

On June 22, 2012, we entered into an agreement for a four-year, $250 million credit facility (“Facility”). Additionally, upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2016 though, at our option and with the consent of the lenders under the Facility, the termination date can be extended for two additional one year periods. Borrowings under the Facility will be used to provide for working capital, for issuance of letters of credit and for our general corporate purposes.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.25 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At December 31, 2012, we had a total debt to total capitalization ratio of 23.6% and consolidated net worth of $1.79 billion as defined by the financial covenants. The Facility is subject to performance pricing based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or the London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At December 31, 2012, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

On August 10, 2012, we issued $250 million of 5.00%, 10-year senior notes (“2022 Senior Notes’’) which mature on August 15, 2022. Interest will be paid semi-annually on February 15 and August 15, beginning on February 15, 2013. We used the net proceeds from the issuance of the 2022 Senior Notes to repay the $250 million of 6.875%, 10-year senior notes (“2012 Senior Notes”), on September 28, 2012.

We have $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”). The Subordinated Debt has a final maturity on June 1, 2067, is non-callable at par for the first 10 years (prior to June 1, 2017). The principal amount of

46	STANCORP FINANCIAL GROUP, INC.

the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% in June and December for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. We have the option to defer interest payments for up to five years. We have not deferred interest on the Subordinated Debt.

CAPITAL MANAGEMENT

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. The target for our insurance subsidiaries is generally to maintain statutory capital at 300% of the Company Action Level of RBC required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated statutory capital of 365% of the Company Action Level RBC as of December 31, 2012. At December 31, 2012, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.38 billion.

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

In 2012 we amended our Yearly Renewable Term reinsurance agreement with Canada Life Assurance Company (“Canada Life”). The amendment increased the amount of group life insurance risk to be ceded to Canada Life. The amended agreement limits our exposure to losses in the event of a catastrophe. This amendment to our reinsurance agreement released approximately $100 million of additional net capital, for a total release of approximately $170 million. This release of capital can fluctuate based on a percentage of our in-force business. The agreement is periodically subject to termination by either party.

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

2012 ANNUAL REPORT	47

Part II

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

As of December 31, 2012, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $132.7 million and capital and surplus was $1.19 billion. Based upon Standard’s results for 2012, the amount of ordinary dividends and other distributions available in 2013, without prior approval from the Oregon Insurance Division is $132.7 million. As of December 31, 2011, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $144.0 million and capital and surplus was $1.14 billion. Based upon Standard’s results for 2011, the amount of ordinary dividends and other distributions available in 2012, without prior approval from the Oregon Insurance Division was $144.0 million. As of December 31, 2012 Standard had issued, upon approval of the Oregon Insurance Division, dividends in excess of $144.0 million.

In August 2012, Standard paid an extraordinary cash distribution of $250.0 million to StanCorp from its paid-in and contributed surplus. Concurrently with the distribution, Standard issued a $250.0 million subordinated surplus note (“Surplus Note”), payable to StanCorp. The Surplus Note matures in 2027 and bears an interest rate of 5.25%, with interest payments due September 30, December 31, March 31 and June 30 of each year. Standard has the right to prepay the principal balance of the Surplus Note, in whole or in part, at any time or from time to time, without penalty. In accordance with the requirements of the National Association of Insurance Commissioners (“NAIC”), the Surplus Note provides that no interest or principal payments may be made by Standard without the prior approval of the Oregon Insurance Division, interest will not be represented as an addition to the instrument, interest will not accrue additional interest and any payments with respect to the Surplus Note will be subordinate to Standard’s other obligations to policyholders, lenders and creditors. As a result of the extraordinary dividend, future dividends will require the approval from the Oregon Insurance Division through August 14, 2013.

Dividends paid from Standard to StanCorp will be based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid ordinary cash dividends to StanCorp of $10.0 million and extraordinary cash dividends to StanCorp of $310.0 million during 2012. Standard paid ordinary cash dividends to StanCorp of $87.8 million and $244.0 million for 2011 and 2010, respectively.

Dividends to Shareholders

On November 13, 2012, our Board of Directors declared an annual cash dividend of $0.93 per share. The dividend was paid on December 7, 2012 to shareholders of record on November 23, 2012. In 2011 and 2010, we paid an annual cash dividend of $0.89 and $0.86 per share, respectively. The Board of Directors has increased the annual dividend per share to shareholders each year for the past 13 consecutive years. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that annual dividends to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the Board of Directors. In addition, the declaration and payment of dividends to shareholders would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999.

Share Repurchases

On November 13, 2012, our Board of Directors approved a new share repurchase authorization of up to 3.0 million shares of StanCorp common stock. The November 2012 authorization replaced the existing authorization and expires on December 31, 2014. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act

48	STANCORP FINANCIAL GROUP, INC.

of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made at market prices on the transaction date. We will evaluate share repurchases opportunistically based on our capital levels and our assessment of the direction of the overall economy and equity market valuations.

The following table sets forth share repurchases activity:

	Years ended December 31,
(Dollars in millions except per share data)	2012	2011
Share repurchases:
Shares repurchased	279,700	2,180,100
Cost of share repurchases	$10.0	$90.3
Volume weighted-average price per common share	35.68	41.41
Shares remaining under repurchase authorizations	3,000,000	3,000,000

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

The following table summarizes our contractual obligations by period in which payments are due:

(In millions)	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Short-term debt and capital lease obligations	$1.0	$1.0	$—	$—	$—
Long-term debt and capital lease obligations	551.4	—	1.3	—	550.1
Interest on debt obligations	212.0	33.2	66.4	56.1	56.3
Operating lease obligations	39.5	9.8	15.3	11.7	2.7
Funding requirements for commercial mortgage loans	144.8	144.8	—	—	—
Purchase obligations	26.9	21.0	5.9	—	—
Insurance obligations(1)	7,561.5	1,230.4	1,196.7	927.1	4,207.3
Policyholder fund obligations(2)	5,237.4	4,522.5	106.3	90.1	518.5
Separate account liabilities(3)	5,154.3	5,154.3	—	—	—
Other short-term and long-term obligations	307.7	63.6	51.7	37.9	154.5

Total contractual obligations	$19,236.5	$11,180.6	$1,443.6	$1,122.9	$5,489.4
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

2012 ANNUAL REPORT	49

Part II

net cash payments are undiscounted with respect to interest and, as a result, the sum of the net cash payments shown for all years in the table of $7.56 billion exceeds the corresponding liability amount of $5.84 billion included in the Consolidated Financial Statements as of December 31, 2012. We have made significant assumptions to determine the future estimated net cash payments related to the underlying policies and contracts. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.
(2)

While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, policyholder fund obligations in the amount of $4.11 billion have been included in the less than one year column of the table as they may be withdrawn upon request. These net cash payments are undiscounted with respect to interest but reflect an offsetting effect due to reinsurance receivables and, as a result, the sum of the net cash payments shown for all years in the table of $5.24 billion differs from the corresponding liability amount of $5.53 billion included in the Consolidated Financial Statements as of December 31, 2012. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(3)

Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, separate account liabilities in the amount of $5.15 billion have been included in the less than one year column of the table as they may be withdrawn upon request.

Our debt obligations consisted primarily of the $250 million 5.00% 2022 Senior Notes and the $300 million 6.90% Subordinated Debt. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18—Long-Term Debt” for additional information.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2012, we had outstanding commitments to fund commercial mortgage loans totaling $144.8 million, with fixed interest rates ranging from 4.50% to 5.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and deposit may be refunded to the borrower, less an administrative fee.

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

Other long-term obligations reflected in our balance sheet at December 31, 2012, consisted of $175.7 million in expected benefit payments for supplemental, home office, and field office retirement plans, $39.9 million in expected benefit payments for the postretirement benefit plan, $66.4 million in capital commitments related to our tax-advantaged investments, a $13.9 million tax reimbursement liability related to the block of life insurance business sold to Protective Life Insurance Company (“Protective Life”) in 2001, and a $10.5 million liability for our deferred compensation plan.

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $0.2 million and $0.9 million for 2012 and 2011, respectively. At December 31, 2012, we maintained a reserve of $0.5 million for future assessments with respect to currently impaired, insolvent or failed insurers.

STATUTORY FINANCIAL ACCOUNTING

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Principles set forth in publications of the NAIC.

50	STANCORP FINANCIAL GROUP, INC.

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices that differ from GAAP are:

•	Bonds and commercial mortgage loans are reported principally at amortized cost and adjusted carrying value, respectively.
•	Asset valuation and the interest maintenance reserves are provided as prescribed by the NAIC.
•	Certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables, are not recognized as assets, resulting in a charge to statutory surplus.
•	Annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received.
•	Reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates.
•	Commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred.
•	Initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods.
•

Federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided.

•	Deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within three years.
•	Annuity reserves follow the commissioner’s annuity reserve valuation methodology rather than GAAP guidance for investment contracts.
•	Surplus notes are classified as equity for statutory reporting and are classified as a liability for GAAP reporting.

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Years ended December 31,
(In millions)	2012	Dollar Change	2011	Dollar Change	2010
Statutory Results	$182.3	$(2.8)	$185.1	$(132.3)	$317.4
Adjusted GAAP Results	192.1	(6.3)	198.4	(131.3)	329.7

Difference	$(9.8)	$3.5	$(13.3)	$(1.0)	$(12.3)

The decrease in Statutory Results for 2012 compared to 2011 was primarily due to an increase in group long term disability reserves due to higher claims experience. The decrease in Statutory Results for 2011 compared to 2010 was primarily due to an increase in group long term disability reserves.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for 2012 compared to 2011 and 2011 compared to 2010 were primarily due to differences in the prescribed accounting treatments between GAAP and Statutory Accounting Requirements for the changes in the fair value of our S&P 500 Index options, reinsurance ceding commission, the discount rate used for newly established long term disability claim reserves, net income or loss from the holding company and noninsurance subsidiaries, and DAC.

The following table sets forth statutory capital and the associated asset valuation reserve:

	December 31,
(Dollars in millions)	2012	2011	Percent Change
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,377.1	$1,300.3	5.9%
Asset valuation reserve	117.5	107.2	9.6

2012 ANNUAL REPORT	51

Part II

Accounting Pronouncements

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

We maintain an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At December 31, 2012, our fixed maturity securities watch list totaled $1.7 million at fair value and $1.7 million at amortized cost. We recorded $3.2 million of OTTI related to credit loss due to impairments for 2012, compared to $1.8 million for 2011. We recorded no OTTI related to noncredit loss for 2012 and 2011. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities—Available-for-Sale” for further disclosures.

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

52	STANCORP FINANCIAL GROUP, INC.

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

Real estate owned is initially recorded at the lower of cost or net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as additional information is received. Our real estate owned is initially considered an investment held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment charge is recorded if we do not expect the investment to recover its carrying value prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the investment for further potential impairment.

Total real estate was $95.5 million at December 31, 2012, compared to $92.7 million at December 31, 2011. The $2.8 million increase in total real estate during 2012 was primarily due to a $3.8 million net increase in real estate owned that was acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans.

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

In October 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the

2012 ANNUAL REPORT	53

Part II

codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs. We have adopted this standard retrospectively as of January 1, 2012, and comparative financial statements of prior periods have been adjusted.

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	December 31,
(Dollars in millions)	2012	2011	Percent Change
DAC	$284.9	$274.4	3.8%
VOBA	23.4	26.4	(11.4)
Other intangible assets	38.2	44.1	(13.4)

Total DAC, VOBA and other intangible assets	$346.5	$344.9	0.5

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

Our individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 50% and 95% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 80% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $65.4 million and $62.4 million at December 31, 2012 and 2011, respectively.

54	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2012		December 31, 2011
(Dollars in millions)	Amount	Percent	Amount	Percent
DAC	$60.9	21.4%	$60.7	22.1%
VOBA	5.9	25.2	7.1	26.9

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended December 31,
(In millions)	2012	Dollar Change	2011	Dollar Change	2010
Decrease to DAC and VOBA	$1.7	$0.8	$0.9	$0.4	$0.5

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from an Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 7.4 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $36.5 million and $30.6 million at December 31, 2012 and 2011, respectively.

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

2012 ANNUAL REPORT	55

Part II

The following table sets forth total reserve balances by reserve type:

	December 31,
(In millions)	2012	2011
Reserves:
Policy reserves	$1,072.0	$1,061.2
Claim reserves	4,771.2	4,622.4

Total reserves	$5,843.2	$5,683.6

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

The following table sets forth total reserve balances by calculation methodology:

(Dollars in millions)	December 31, 2012	Percent of Total	December 31, 2011	Percent of Total
Reserves:
Reserves determined through prescribed methodology	$5,186.2	88.8%	$5,056.6	89.0%
Reserves determined by internally-developed formulas	648.2	11.1	620.7	10.9
Reserves based on subjective judgment	8.8	0.1	6.3	0.1

Total reserves	$5,843.2	100.0%	$5,683.6	100.0%

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

The following table sets forth policy reserves by block of business:

	December 31,
(In millions)	2012	2011
Policy reserves:
Individual disability insurance	$233.7	$219.8
Individual and group immediate annuity businesses	237.4	244.2
Individual life insurance	600.9	597.2

Total policy reserves	$1,072.0	$1,061.2

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

56	STANCORP FINANCIAL GROUP, INC.

Individual disability policy reserves are sensitive to assumptions and considerations regarding:

•	Claim incidence rates.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments and premiums.
•	Persistency rates.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.

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

The following table sets forth total claim reserves by block of business:

	December 31,
(In millions)	2012	2011
Claim reserves:
Group disability insurance	$3,250.7	$3,135.2
Individual disability insurance	755.2	721.8
Group life insurance	765.3	765.4

Total claim reserves	$4,771.2	$4,622.4

2012 ANNUAL REPORT	57

Part II

Group and individual disability insurance

Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Group life insurance

Claim reserves for our group life insurance products are established for death claims reported but not yet paid, IBNR for death and waiver claims and waiver of premium benefits. The death claim reserve is based on the actual amount to be paid. The IBNR claim reserves are calculated using historical information, and the waiver of premium benefit is calculated using a tabular reserve method that takes into account company experience and published industry tables.

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the average discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Years ended December 31,
	2012	2011	2010
Average discount rate	4.18%	5.13%	5.00%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The decrease in the average discount rate from 2012 to 2011 was primarily the result of a continued low interest rate environment. A 25 basis point decrease in the discount rate for newly incurred claims results in a corresponding decrease in quarterly pre-tax income of $1.8 million. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the 2012 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long-term trends compared to reserving assumptions for our group long term disability insurance, we increased IBNR claim reserves $3.7 million in 2012, while we did not increase any IBNR claim reserves in 2011. We released IBNR claim reserves totaling $11.7 million and claim reserves totaling $2.9 million in 2010.

58	STANCORP FINANCIAL GROUP, INC.

We refined the claim termination rate assumptions for the reserves on a small block of individual disability claims based on a blend of our experience and industry data in 2012, 2011 and 2010 which resulted in an increase in reserves of $4.9 million, $5.5 million and $12.5 million, respectively. Our block of business is relatively small, and as a result, we view a blend of established industry tables and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and the use of available industry tables, and if necessary, will adjust reserves accordingly.

We refined our reserve calculation for certain other individual disability claims in 2012, 2011 and 2010, which resulted in decreases in our individual disability reserves of $1.1 million, $1.9 million and $4.7 million, respectively.

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

Pension and Postretirement Benefit Plans

We have two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees and the agent pension plan is for former field employees and agents. The defined benefit pension plans provide benefits based on years of service and final average pay. Participation in the defined benefit pension plans is generally limited to eligible employees whose date of employment began before 2003. The employee pension plan is sponsored by StanCorp and the agent pension plan is sponsored by Standard. Both plans are administered by Standard Retirement Services, Inc. and are closed for new participants. In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan.

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan is limited to employees who had reached the age of 40 or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is sponsored and administered by Standard and is closed for new participants. In 2012, the postretirement benefit plan was amended to reduce future benefits to plan participants that are either not eligible to or choose not to retire by July 2, 2013. The 2012 amendment will not affect future benefits for employees who retire prior to July 2, 2013. In addition, as of December 31, 2011, the group term life insurance benefit was curtailed for plan participants who were not retired at December 31, 2011.

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

2012 ANNUAL REPORT	59

Part II

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

For the postretirement benefit plan, the assumed health care cost trend rates are also major assumptions that affect expenses and liabilities. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.6	$(0.5)
Effect on postretirement benefit obligation	2.2	(1.8)

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

60	STANCORP FINANCIAL GROUP, INC.

statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements and include, but are not limited to, the following:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective utilization of capital, including the ability to achieve financing through debt or equity.
•	Changes in our liquidity needs and the liquidity of assets in its investment portfolio.
•	Performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level including changes in income tax rates and regulations or changes in U.S. GAAP accounting principles, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price its products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower type, property type and geographic region.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of bond call premiums, commercial mortgage loan prepayment fees and commercial mortgage loan participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.
•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management.”

2012 ANNUAL REPORT	61

Part II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

62	STANCORP FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Portland, Oregon

February 26, 2013

2012 ANNUAL REPORT	63

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(Dollars in millions—except per share data)	2012	2011	2010
Revenues:
Premiums	$2,163.9	$2,153.3	$2,097.7
Administrative fees	114.7	115.5	116.5
Net investment income	628.5	612.8	602.5
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(3.2)	(1.8)	(0.7)
All other net capital losses	(5.5)	(5.1)	(50.9)

Total net capital losses	(8.7)	(6.9)	(51.6)

Total revenues	2,898.4	2,874.7	2,765.1

Benefits and expenses:
Benefits to policyholders	1,793.0	1,771.2	1,619.8
Interest credited	171.3	161.0	158.4
Operating expenses	470.5	471.2	446.2
Commissions and bonuses	203.7	218.7	206.1
Premium taxes	37.5	36.7	34.7
Interest expense	39.9	38.9	38.9
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(0.9)	(14.5)	(17.1)

Total benefits and expenses	2,715.0	2,683.2	2,487.0

Income before income taxes	183.4	191.5	278.1
Income taxes	44.9	54.8	92.2

Net income	$138.5	$136.7	$185.9
Net income per common share:
Basic	$3.13	$3.05	$3.97
Diluted	3.12	3.04	3.95
Weighted-average common shares outstanding:
Basic	44,283,771	44,876,650	46,774,277
Diluted	44,359,891	45,016,070	47,006,228

See Notes to Consolidated Financial Statements.

64	STANCORP FINANCIAL GROUP, INC.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In millions)	2012	2011	2010
Net income	$138.5	$136.7	$185.9
Other comprehensive income, net of tax:
Unrealized gains on securities—available-for-sale:
Net unrealized capital gains on securities—available-for-sale(1)	71.4	103.4	100.5
Reclassification adjustment for net capital gains included in net income(2)	(3.6)	(5.9)	(9.6)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	—	(26.6)	(5.0)
Reclassification adjustment for amortization to net periodic pension cost, net(4)	6.4	3.3	3.6

Total other comprehensive income, net of tax	74.2	74.2	89.5

Comprehensive income	$212.7	$210.9	$275.4

(1)	Net of taxes of $38.3 million, $55.9 million and $56.7 million for 2012, 2011 and 2010, respectively.
(2)	Net of tax benefits of $2.2 million, $3.2 million and $5.8 million for 2012, 2011 and 2010, respectively.
(3)	Net of tax expenses (benefits) of $0.2 million $(14.3) million and $(2.7) million for 2012, 2011 and 2010, respectively.
(4)	Net of taxes of $3.4 million, $1.7 million and $2.0 million for 2012, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

2012 ANNUAL REPORT	65

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2012	2011
ASSETS
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,517.7 and $6,209.9)	$7,190.7	$6,769.5
Commercial mortgage loans, net	5,267.4	4,902.3
Real estate, net	95.5	92.7
Other invested assets	175.5	130.9

Total investments	12,729.1	11,895.4
Cash and cash equivalents	160.7	138.4
Premiums and other receivables	123.0	118.8
Accrued investment income	109.3	111.7
Amounts recoverable from reinsurers	972.4	949.3
Deferred acquisition costs, value of business acquired and other intangible assets, net	346.5	344.9
Goodwill	36.0	36.0
Property and equipment, net	90.7	101.3
Other assets	69.3	113.9
Separate account assets	5,154.3	4,593.5

Total assets	$19,791.3	$18,403.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$5,843.2	$5,683.6
Other policyholder funds	5,531.1	5,078.1
Deferred tax liabilities, net	148.1	103.0
Short-term debt	1.0	251.2
Long-term debt	551.4	300.9
Other liabilities	393.2	402.5
Separate account liabilities	5,154.3	4,593.5

Total liabilities	17,622.3	16,412.8

Commitments and contingencies (See Note 19)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 44,419,448 and 44,268,859 shares issued at December 31, 2012 and December 31, 2011, respectively	89.6	82.4
Accumulated other comprehensive income	309.3	235.1
Retained earnings	1,770.1	1,672.9

Total shareholders’ equity	2,169.0	1,990.4

Total liabilities and shareholders’ equity	$19,791.3	$18,403.2

See Notes to Consolidated Financial Statements.

66	STANCORP FINANCIAL GROUP, INC.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions except per share data)	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2010	47,744,524	$220.4	$71.4	$1,429.2	$1,721.0
Net income	—	—	—	185.9	185.9
Other comprehensive income, net of tax	—	—	89.5	—	89.5
Common stock:
Repurchased	(2,034,200)	(81.8)	—	—	(81.8)
Issued under share-based compensation plans, net	449,063	19.6	—	—	19.6
Dividends declared on common stock ($0.86 per share)	—	—	—	(39.6)	(39.6)

Balance, December 31, 2010	46,159,387	158.2	160.9	1,575.5	1,894.6
Net income	—	—	—	136.7	136.7
Other comprehensive income, net of tax	—	—	74.2	—	74.2
Common stock:
Repurchased	(2,180,100)	(90.3)	—	—	(90.3)
Issued under share-based compensation plans, net	289,572	14.5	—	—	14.5
Dividends declared on common stock ($0.89 per share)	—	—	—	(39.3)	(39.3)

Balance, December 31, 2011	44,268,859	82.4	235.1	1,672.9	1,990.4
Net income	—	—	—	138.5	138.5
Other comprehensive income, net of tax	—	—	74.2	—	74.2
Common stock:
Repurchased	(279,700)	(10.0)	—	—	(10.0)
Issued under share-based compensation plans, net	430,289	17.2	—	—	17.2
Dividends declared on common stock ($0.93 per share)	—	—	—	(41.3)	(41.3)

Balance, December 31, 2012	44,419,448	$89.6	$309.3	$1,770.1	$2,169.0

See Notes to Consolidated Financial Statements.

2012 ANNUAL REPORT	67

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2012	2011	2010
Operating:
Net income	$138.5	$136.7	$185.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	8.7	6.9	51.6
Depreciation and amortization	117.0	120.5	117.5
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(71.4)	(81.7)	(74.9)
Deferred income taxes	6.4	14.3	(23.5)
Changes in other assets and liabilities:
Receivables and accrued income	(24.5)	(28.3)	13.5
Future policy benefits and claims	149.6	166.3	127.8
Other, net	51.4	(80.6)	(42.8)

Net cash provided by operating activities	375.7	254.1	355.1
Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	964.5	885.2	762.4
Proceeds from sale or repayment of commercial mortgage loans	797.6	573.8	499.3
Proceeds from sale of real estate	13.2	62.6	31.5
Acquisition of fixed maturity securities—available-for-sale	(1,269.4)	(1,076.8)	(856.1)
Acquisition or origination of commercial mortgage loans	(1,194.6)	(970.2)	(902.2)
Acquisition of real estate	(1.3)	(5.3)	(2.3)
Acquisition of other invested assets	(59.7)	(47.0)	(6.9)
Acquisition of businesses, net of cash acquired	—	—	(2.8)
Acquisition of property and equipment, net	(13.3)	(17.7)	(16.0)

Net cash used in investing activities	(763.0)	(595.4)	(493.1)
Financing:
Policyholder fund deposits	2,008.6	1,905.0	1,640.0
Policyholder fund withdrawals	(1,555.6)	(1,454.7)	(1,349.3)
Repayment of debt	(250.0)	—	—
Issuance of debt, net of issuance costs	246.7	—	—
Issuance of common stock	10.9	9.0	14.4
Repurchases of common stock	(10.0)	(90.3)	(81.8)
Dividends paid on common stock	(41.3)	(39.3)	(39.6)
Other, net	0.3	(2.0)	(2.0)

Net cash provided by financing activities	409.6	327.7	181.7
Increase (decrease) in cash and cash equivalents	22.3	(13.6)	43.7
Cash and cash equivalents, beginning of year	138.4	152.0	108.3

Cash and cash equivalents, end of year	$160.7	$138.4	$152.0
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$205.5	$206.7	$200.5
Income taxes	4.2	74.1	115.9
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	16.8	22.8	103.2
Commercial mortgage loans originated on real estate sold	0.8	52.2	—

See Notes to Consolidated Financial Statements.

68	STANCORP FINANCIAL GROUP, INC.

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

StanCorp has the following wholly-owned operating subsidiaries: Standard Insurance Company (“Standard”), The Standard Life Insurance Company of New York, Standard Retirement Services, Inc. (“Standard Retirement Services”), StanCorp Equities, Inc. (“StanCorp Equities”), StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”), StanCorp Real Estate, LLC (“StanCorp Real Estate”) and Standard Management, Inc. (“Standard Management”).

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

StanCorp Equities is a limited broker-dealer and member of the Financial Industry Regulatory Authority. As a wholesaler, StanCorp Equities activities are limited to soliciting and supporting third-party broker-dealers and investment advisers that offer or advise their retirement plan clients on using an unregistered group annuity contract or a mutual fund trust platform.

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

Standard Management manages certain real estate properties held for sale from time-to-time in conjunction with our real estate business.

Standard holds interests in tax-advantaged investments. These interests do not meet the requirements for consolidation under existing accounting standards, and thus the Company’s interests in the tax-advantaged investments are accounted for under the equity method of accounting. The total investment in these interests was $173.0 million and $128.0 million at December 31, 2012 and 2011 respectively.

The consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated on a consolidated basis.

2012 ANNUAL REPORT	69

Part II

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

70	STANCORP FINANCIAL GROUP, INC.

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

If it is determined a loan is impaired, a specific allowance is recorded.

General Loan Loss Allowance

The general loan loss allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, debt coverage ratios, loan to value ratios and actual loan loss experience.

Specific Loan Loss Allowance

An impaired commercial mortgage loan is a loan where the Company does not expect to receive contractual principal and interest in accordance with the terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected in accordance with the terms of the original note. The Company also holds specific loan loss allowances on certain performing commercial mortgage loans that it continues to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which the Company has determined that it remains probable that all amounts due will be collected although the timing or nature is, or may be, outside the original contractual terms. In addition, for impaired commercial mortgage loans, the Company evaluates the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur and other quantitative information management has concerning the loan. Portions of loans that are deemed uncollectible are charged-off against the allowance, and recoveries, if any, are credited to the allowance. See “Note 10—Investments—Commercial Mortgage Loans.”

Interest Income

The Company records interest income in net investment income and continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is put on non-accrual status. Management may also place loans that are less than 90 days delinquent on non-accrual status if there is a question on the collectability of the interest. Interest income on loans more than 90 days delinquent is recognized in the period the cash is collected. The Company resumes the recognition of interest income when the loan becomes less than 90 days delinquent and management determines it is probable that the loan will continue to perform.

Real Estate

Real estate is comprised of two components: real estate investments and real estate owned.

Real estate investment properties are stated at cost less accumulated depreciation. Generally, the Company depreciates this real estate using the straight-line depreciation method with useful lives varying from 30 to 40 years. Accumulated

2012 ANNUAL REPORT	71

Part II

depreciation for real estate totaled $12.4 million and $10.4 million at December 31, 2012 and 2011, respectively. The Company records impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment loss is charged as a capital loss, and the cost basis of the investment is permanently adjusted to reflect the impairment. There were no impairment losses recorded on real estate investment properties during 2012.

Real estate owned is initially recorded at the lower of cost or net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as additional information is received. Real estate owned is initially considered an investment held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment charge is recorded if the Company does not expect the investment to recover its carrying value prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the investment for further potential impairment. Impairments recorded on real estate owned were $3.0 million, $15.8 million and $25.7 million for 2012, 2011 and 2010 respectively.

All Other Investments

Other invested assets include tax-advantaged investments, derivative financial instruments and policy loans. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged investments are accounted for under the equity method of accounting. These investments are structured as limited partnerships for the purpose of investing in the construction and rehabilitation of low-income housing and to provide favorable returns to investors. The Company has invested in tax-advantaged investments due to the higher returns associated with these investments relative to their perceived risk. The primary sources of investment return are tax credits and the tax benefits derived from passive losses on the investments, both of which may exhibit variability over the life of the investment. Tax credits received from these investments are reported in StanCorp’s consolidated statements of income as either a reduction of state premium taxes, or a reduction of income tax. StanCorp’s share of the operating losses of the limited partnerships decrease the basis in the investments and are reported as a component of net investment income. If the net present value of expected future cash flows of the tax-advantaged investments is less than the current book value of the investments, the Company evaluates whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss.

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

72	STANCORP FINANCIAL GROUP, INC.

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

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 50% and 95% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 80% expected to be amortized by year five.

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

2012 ANNUAL REPORT	73

Part II

estimated weighted-average remaining life of approximately 7.4 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023.

Property and Equipment, Net

The following table sets forth the major classifications of the Company’s property and equipment and accumulated depreciation:

	December 31,
(In millions)	2012	2011
Home office properties	$135.3	$133.2
Office furniture and equipment	47.7	54.2
Capitalized software	160.8	154.4
Leasehold improvements	13.0	12.6

Property and equipment, gross	356.8	354.4
Less: accumulated depreciation	266.1	253.1

Property and equipment, net	$90.7	$101.3

Property and equipment are stated at cost less accumulated depreciation. The Company depreciates property and equipment using the straight-line method over the estimated useful lives with a half-year convention. The estimated useful lives are generally 40 years for properties, range from three to ten years for equipment and range from three to five years for capitalized software. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the life of the lease. Depreciation expense for 2012, 2011 and 2010 was $24.1 million, $28.0 million and $31.7 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased 33.3%, 35.3% and 34.3% of the corporate headquarters in Portland, Oregon at December 31, 2012, 2011 and 2010, respectively. Income from the leases is included in net investment income.

Separate Account

Separate account assets and liabilities represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to contract holder-directed 401(k) agreements. Standard charges the separate account with asset management and plan administration fees associated with the contracts. Separate account assets are carried at fair value and separate account liabilities are carried at the amount of the related assets.

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

In particular, the Company’s group and individual long term disability reserves are sensitive to assumptions and considerations regarding the following factors:

•	Claim incidence rates for incurred but not reported claim reserves.
•	Claim termination rates.

74	STANCORP FINANCIAL GROUP, INC.

•	Discount rates used to value expected future claim payments.
•	Persistency rates.
•	The amount of monthly benefit paid to the insured, less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

Assumptions may vary by:

•	Age, gender and, for individual policies, occupation class of the claimant.
•	Year of issue for policy reserves or incurred date for claim reserves.
•	Time elapsed since disablement.
•	Contract provisions and limitations.

Other Policyholder Funds

Other policyholder funds are liabilities for investment-type contracts and are based on the policy account balances including accumulated interest. Other policyholder funds also include amounts related to advanced premiums, premiums on deposit and experience rated liabilities totaling $402.8 million and $419.4 million at December 31, 2012 and 2011, respectively.

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

Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income:

	December 31,
(In millions)	2012	2011
Net unrealized capital gains on fixed maturity securities	$383.0	$315.2
Employee benefit plans	(73.7)	(80.1)

Total accumulated other comprehensive income	$309.3	$235.1

2012 ANNUAL REPORT	75

Part II

Other Comprehensive Income

Other comprehensive income includes changes in unrealized capital gains and losses on fixed maturity securities, net of the related tax effects, and changes in unrealized prior service costs and credits and net gains and losses associated with the Company’s employee benefit plans, net of the related tax effects.

Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The main objective of ASU No. 2011-11 is to enhance disclosures for financial instruments and derivative instruments which have right of setoff conditions. Under the guidance provided in this ASU, entities will be required to disclose the amount of both the recognized asset and the recognized liability subject to set-off under the same arrangement.

ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not currently have exposure to hedges, derivatives or master netting arrangements that would be subjected to these additional disclosures. Therefore, the Company does not expect this ASU to have a material effect on its asset and liability disclosures in the financial statements.

ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The main objective of ASU No. 2013-02 is to enhance disclosures for reclassification adjustments including changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. The ASU would not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the proposed amendments would require an entity to provide enhanced disclosures to present separately by component reclassifications out of AOCI. In addition, an entity would be required to provide a tabular disclosure of the effect of items reclassified out of AOCI on the respective line items of net income but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety. For other reclassification items that are not required under GAAP to be reclassified directly to net income in their entirety, the new tabular disclosure would only require a cross-reference to other disclosures currently required under GAAP for those items.

ASU No. 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company currently does not have items that are reclassified in their entirety directly to net income, which would have required new tabular disclosures while the reclassifications that the Company does currently have would require cross-referencing to other disclosures. Therefore, the Company does not expect this ASU to have a material effect on our disclosures around reclassifications out of AOCI.

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

76	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Years ended December 31,
(Dollars in millions—except per share data)	2012	2011	2010
Net income	$138.5	$136.7	$185.9
Basic weighted-average common shares outstanding	44,283,771	44,876,650	46,774,277
Stock options	74,232	131,926	228,193
Stock awards	1,888	7,494	3,758

Diluted weighted-average common shares outstanding	44,359,891	45,016,070	47,006,228

Net income per common share:
Net income per basic common share	$3.13	$3.05	$3.97
Net income per diluted common share	3.12	3.04	3.95
Antidilutive shares not included in net income per diluted common share calculation	2,220,045	1,974,242	1,150,075

3. SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. Of the 4.8 million shares of common stock authorized for the 2002 Plan, 0.9 million shares or options for shares remain available for grant at December 31, 2012. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. During the year amendments were made to the ESPP. See “Employee Share Purchase Plan” for additional details. Of the 3.5 million shares authorized for the ESPP, 1.5 million shares remain available for issuance at December 31, 2012.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Years ended December 31,
(In millions)	2012	2011	2010
Compensation cost	$6.7	$5.9	$5.3
Related income tax benefit	2.3	2.1	1.9

The Company has provided three types of share-based compensation pursuant to the 2002 Plan: option grants, stock award grants and director stock award grants.

Option Grants

Options are granted to officers and certain non-officer employees. Executive officers typically receive annual grants in amounts determined by the Organization & Compensation Committee of the Board of Directors. Non-executive officers typically receive annual grants as determined by management. Officers may also receive options when hired or promoted to an officer position. In addition, the Chief Executive Officer has authority to award a limited number of options at his discretion to non-executive officers and other employees. Options are granted with an exercise price equal to the closing market price of StanCorp common stock on the grant date. Options typically vest in four equal installments on the first four anniversaries of the vesting reference date. Option awards to certain officers vest if the officer’s employment is terminated by the Company without cause or the officer terminates for good reason within 24 months after a change of control of the Company as defined in the Company’s change of control agreement. Options generally expire 10 years from the grant date.

2012 ANNUAL REPORT	77

Part II

The following table sets forth a summary of option activity and options outstanding and exercisable:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Total Intrinsic Value
Outstanding, January 1, 2010	2,793,476	$38.94	6.0	$13,272,319
Granted	283,752	42.12
Exercised	(279,270)	29.17
Forfeited	(114,465)	46.17
Expired	(3,000)	19.24

Outstanding, December 31, 2010	2,680,493	40.01	5.6	17,226,460
Granted	272,785	44.18
Exercised	(120,880)	29.10
Forfeited	(42,837)	42.78
Expired	(5,200)	42.73

Outstanding, December 31, 2011	2,784,361	40.84	5.1	5,947,355
Granted	268,033	38.09
Exercised	(294,226)	25.67
Forfeited	(16,300)	39.56
Expired	(37,700)	45.06

Outstanding, December 31, 2012	2,704,168	$42.17	4.5	$2,887,006
Options outstanding and exercisable:
Vested or expected to be vested, December 31,2012	2,682,630	$42.19	4.5	$2,862,758
Fully vested and exercisable, December 31, 2012	2,273,401	42.65	3.8	2,402,049

The fair value of each option award was estimated using the Black-Scholes option pricing model as of the grant date using the assumptions noted in the following table. The Black-Scholes option pricing model uses the expected term as an input with the calculated option value varying directly with the length of time until exercise. The Company bases its estimate of the expected term on an analysis of the historical exercise experience of similar options granted to similar employee or director groups. The expected term given below represents the weighted-average expected term of options granted. Expected stock price volatility is based on the volatility of StanCorp’s common stock price over the prior period equal in duration to the expected term. The dividend rate is the rate expected to be paid over the expected term, generally estimated to be equal to the rate for the year prior to the grant. The risk-free rate is the interest rate on a U.S. Treasury bond of a maturity closest to the expected term of the option granted.

The following table sets forth the weighted-average assumptions used to determine the fair value of option grants:

	Years ended December 31,
	2012	2011	2010
Dividend yield	2.36%	1.97%	1.91%
Expected stock price volatility	47.30	46.24	45.61
Risk-free interest rate	1.02	2.35	2.75
Expected option lives	5.9 years	5.7 years	5.7 years

The weighted-average grant date fair value of options granted was $13.73, $16.87 and $16.16 for 2012, 2011 and 2010, respectively.

The total intrinsic value of the options exercised was $3.2 million, $1.8 million and $4.5 million for the same periods, respectively. The amount that the Company received from the exercise of stock options was $7.6 million, $3.5 million and

78	STANCORP FINANCIAL GROUP, INC.

$8.1 million for 2012, 2011 and 2010, respectively. The related tax benefit derived from the tax deduction received by the Company for the difference between the market price of StanCorp common stock and the exercise price when the options were exercised was $1.1 million, $0.6 million and $1.6 million for 2012, 2011 and 2010, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At December 31, 2012, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $5.6 million. This compensation cost will be recognized over a weighted-average period of 2.5 years.

Stock Award Grants

The Company grants annual performance-based stock awards (“Performance Shares”) to designated senior officers as long-term incentive compensation. Under the 2002 Plan, the Company had 0.6 million shares available for issuance as stock award grants at December 31, 2012.

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

The following table sets forth a summary of the activity of Performance Shares outstanding:

	Performance Shares	Weighted- Average Grant Date Fair Value
Unvested balance, January 1, 2010	114,089	$38.97
Granted	64,790
Vested	(8,027)
Forfeited	(43,194)
Unvested balance, December 31, 2010	127,658	34.99
Granted	116,978
Vested	(6,504)
Forfeited	(47,164)
Unvested balance, December 31, 2011	190,968	44.05
Granted	179,818
Vested	(9,200)
Forfeited	(64,790)
Unvested balance, December 31, 2012	296,796	43.14

The Company issued 9,899, 4,906, and 10,276 shares of StanCorp common stock for 2012, 2011 and 2010, respectively, to redeem Performance Shares that vested following the 2011, 2010 and 2009 performance periods, net of Performance Shares withheld to cover the required taxes.

The fair value of the Performance Shares is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $12.8 million in additional compensation cost would be recognized through 2014. The target or expected payout is 50% of the maximum Performance Shares for the 2013 and 2014 performance periods. A target payout for these periods would result in approximately $6.4 million of additional compensation cost through 2014. This cost is expected to be recognized over a weighted-average period of 1.6 years.

2012 ANNUAL REPORT	79

Part II

Director Stock Grants

Effective May 7, 2012, each director who is not an employee of the Company receives annual stock grants with a fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting. The stock grants generally vest after one year. Prior to May 7, 2012, the non-employee directors received compensation of $50,000 in stock options and $50,000 in stock grants.

The Company issued 9,489, 10,399, and 14,823 shares of StanCorp common stock for 2012, 2011 and 2010, respectively, related to the annual Director stock grant. The weighted-average fair value per share for the shares issued was $36.40, $43.00 and $44.81 for the same periods, respectively.

Employee Share Purchase Plan

On May 7, 2012 shareholders approved an amendment to the ESPP which increased the number of shares authorized for the ESPP to 3.5 million.

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

On November 30, 2012, the Company amended the ESPP. The amended plan reduces the employee purchase discount to 5% and reduces the amount an employee can contribute to the plan to the lesser of 5% of the employee’s gross total cash compensation or $5,000 per offering period. These amendments will be effective for offering periods beginning after February 2, 2013.

The compensation cost for the ESPP is measured as the sum of the value of the discount and the value of the embedded six-month option. The value of the discount is equal to the available discount multiplied by of the fair market value of the common stock at the offering date. The value of the embedded option is calculated using the Black-Scholes option pricing model and the assumptions noted in the following table. Expected stock price volatility was based on the volatility of the price of StanCorp common stock during the six months preceding the offering period. The risk-free rate was based on the six-month U.S. Treasury yield curve in effect at the time of the grant.

The following table sets forth the assumptions used to determine the fair value of the ESPP embedded option:

Years ended December 31,
	2012	2011	2010
Dividend yield	2.38-3.06%	1.85-2.11%	1.81-1.93%
Expected stock price volatility	27.80-49.09	22.03-25.63	28.68-33.93
Risk-free interest rate	0.06-0.13	0.10-0.18	0.15-0.17
Expected option lives	0.5 years	0.5 years	0.5 years

The following table sets forth the fair value per share, compensation cost and related income tax benefit under the Company’s ESPP:

	Years ended December 31,
(In millions except per share data)	2012	2011	2010
Weighted-average grant date fair value per share for ESPP offerings	$9.02	$9.46	$9.92
Compensation cost	1.4	1.2	1.3
Related income tax benefit	0.5	0.4	0.5

4. RETIREMENT BENEFITS

Pension Benefits

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees of the Company, and the agent pension plan is for

80	STANCORP FINANCIAL GROUP, INC.

former field employees and agents. The defined benefit pension plans provide benefits based on years of service and final average pay. The employee pension plan is sponsored by StanCorp and the agent pension plan is sponsored by Standard. Both plans are administered by Standard Retirement Services and are closed to new participants. Participation in the defined benefit pension plans is generally limited to eligible employees whose date of employment began before 2003.

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

The following table sets forth a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of plan assets and the funded status:

	Years ended December 31,
(In millions)	2012	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$(371.6)	$(323.7)	$(295.1)
Service cost	(9.7)	(9.2)	(8.9)
Interest cost	(16.5)	(17.5)	(16.6)
Actuarial loss	(29.7)	(29.0)	(9.9)
Benefits paid	9.0	7.8	6.8
Projected benefit obligation at end of the year	(418.5)	(371.6)	(323.7)
Change in fair value of plan assets:
Fair value of plan assets at beginning of the year	349.7	292.6	264.6
Actual return on plan assets	35.4	7.0	28.9
Employer contributions	10.0	58.0	6.0
Benefits paid and estimated expenses	(9.1)	(7.9)	(6.9)
Fair value of plan assets at end of the year	386.0	349.7	292.6
Funded status at end of the year	$(32.5)	$(21.9)	$(31.1)

The following table sets forth the projected and accumulated benefit obligations and the fair value of the plan assets for the pension plans:

	Years ended December 31,
(In millions)	2012	2011	2010
Projected benefit obligation	$418.5	$371.6	$323.7
Accumulated benefit obligation	386.5	337.5	280.9
Fair value of plan assets	386.0	349.7	292.6

The Company recognizes as a component of accumulated other comprehensive (income) loss, net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost.

2012 ANNUAL REPORT	81

Part II

The following table sets forth the amounts recognized in accumulated other comprehensive (income) loss:

	Years ended December 31,
(In millions)	2012	2011	2010
Net loss	$78.3	$70.1	$44.1
Prior service cost	2.7	3.1	3.5

Total recognized in accumulated other comprehensive (income) loss	$81.0	$73.2	$47.6

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2013 are $6.0 million and $0.4 million net of tax, respectively.

The following table sets forth the components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, and assumptions used in the measurement of the net periodic benefit cost and the benefit obligations:

	Years ended December 31,
(Dollars in millions)	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$9.8	$9.3	$9.0
Interest cost	16.5	17.5	16.6
Expected return on plan assets	(26.5)	(22.1)	(20.0)
Amortization of prior service cost	0.6	0.6	0.6
Amortization of net actuarial loss	8.3	4.0	4.3

Net periodic benefit cost	8.7	9.3	10.5

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net loss	20.9	44.1	1.0
Amortization of prior service cost	(0.6)	(0.6)	(0.6)
Amortization of net actuarial loss	(8.3)	(4.0)	(4.3)

Total recognized in other comprehensive (income) loss	12.0	39.5	(3.9)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$20.7	$48.8	$6.6
Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	4.50%	5.50%	5.75%
Expected return on plan assets	7.69	7.68	7.66
Rate of compensation increase	3.25	4.50	4.50
Assumptions used to determine benefit obligations:
Discount rate	4.00%	4.50%	5.50%
Rate of compensation increase	3.00	3.25	4.50

The long-run rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category.

The Company made contributions of $10.0 million, $58.0 million and $6.0 million to the employee pension in 2012, 2011 and 2010, respectively. The Company is not obligated to make any contributions to its pension plans for 2013. In addition, no plan assets are expected to be returned to the Company in 2013.

82	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the expected benefit payments for the Company’s pension plans:

(In millions)	Amount
2013	$10.8
2014	11.8
2015	12.8
2016	14.1
2017	15.4
2018-2022	95.9

The investment goal of the employee pension plan is to produce long-run portfolio returns that are consistent with reasonable contribution rates and a well-funded plan. To manage the overall risk of the portfolio, the portfolio is reviewed quarterly and rebalanced as necessary to keep the allocation of debt and equity securities within target allocation tolerance levels. The equity securities include pooled separate account funds comprised of large cap growth, large cap blend, large cap value, mid cap blend and foreign mutual funds and are diversified across investment strategies. The employee pension plan held no StanCorp equity securities as plan assets at December 31, 2012 and 2011. The plan invests in a stable asset fund comprised of debt securities included in the general account represented by a Deposit Administration Contract with Standard. Standard maintains the contributions in an unallocated fund, whose assets are invested with other assets in the general account of Standard. The account is credited with earnings on the underlying investments and charged for plan withdrawals and administrative expenses charged by Standard Retirement Services. The stable asset fund contract may subject the plan to concentrations of risk as its contract value is dependent on the ability of Standard to honor its contractual commitments. There are no reserves against the contract value for credit risk of Standard or otherwise.

The investment goal of the agent pension plan is to invest in stable value assets in order to maintain its funded status.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the pension plans:

	December 31,
	2012	2012	2011
	Target	Actual	Actual
Asset Category:
Equity securities	50.0%	48.9%	45.8%
Debt securities	50.0	51.1	54.2

Total	100.0%	100.0%	100.0%

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

2012 ANNUAL REPORT	83

Part II

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$39.3	$39.3	$—	$—
Large cap blend	57.5	57.5	—	—
Large cap value	19.3	19.3	—	—
Mid cap blend	54.7	54.7	—	—
Foreign	18.0	18.0	—	—

Total pooled separate account funds	188.8	188.8	—	—

Debt securities:
Stable asset fund	197.2	—	197.2	—

Total	$386.0	$188.8	$197.2	$—

	December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$33.0	$33.0	$—	$—
Large cap blend	49.4	49.4	—	—
Large cap value	16.4	16.4	—	—
Mid cap blend	46.4	46.4	—	—
Foreign	14.8	14.8	—	—

Total pooled separate account funds	160.0	160.0	—	—

Debt securities:
Stable asset fund	189.7	—	189.7	—

Total	$349.7	$160.0	$189.7	$—

There were no transfers into or out of Level 3 for 2012 and 2011.

As a result of inputs used during the current period to estimate the fair value of stable asset fund, Plan management has categorized the stable asset fund as having Level 2 inputs at December 31, 2012. The valuation methods may produce fair value calculations that may not be indicative of net realizable values or reflective of future fair values. See “Note 9—Fair Value” for further disclosure on valuation methods. Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for 2012, 2011 and 2010 were $9.9 million, $10.3 million and $10.0 million, respectively.

84	STANCORP FINANCIAL GROUP, INC.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.5 million and $10.7 million at December 31, 2012 and 2011, respectively.

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan is limited to employees who had reached the age of 40, or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is closed to new participants. In 2012, the postretirement benefit plan was amended to reduce future benefits to plan participants that are either not eligible to or choose not to retire by July 2, 2013. The 2012 amendment will not affect future benefits for employees who retire as of July 1, 2013. In addition, as of December 31, 2011, the group term life insurance benefit was curtailed for plan participants who were not retired at December 31, 2011.

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

The following table sets forth a reconciliation of the changes in the postretirement benefit plan’s accumulated benefit obligation, fair value of plan assets and the funded status:

	Years ended December 31,
(In millions)	2012	2011	2010
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$(41.0)	$(40.5)	$(33.9)
Service cost	(1.0)	(1.5)	(1.6)
Interest cost	(1.8)	(2.1)	(2.1)
Plan amendments	25.2	8.0	—
Actuarial loss	(5.9)	(5.4)	(3.5)
Benefits paid	0.6	0.5	0.6
Accumulated postretirement benefit obligation at end of the year	(23.9)	(41.0)	(40.5)
Change in fair value of postretirement plan assets:
Fair value of plan assets at beginning of the year	20.7	18.2	18.1
Actual return on plan assets	1.2	2.7	0.2
Employer contributions	0.3	0.3	0.5
Benefits paid and estimated expenses	(0.6)	(0.5)	(0.6)
Fair value of plan assets at end of the year	21.6	20.7	18.2
Funded status at end of the year	$(2.3)	$(20.3)	$(22.3)

The gains and losses, and prior service costs or credits excluded from the projected benefit obligation are recognized as a component of accumulated other comprehensive (income) loss, net of tax.

The following table sets forth the amounts recognized in accumulated other comprehensive (income) loss:

	December 31,
(In millions)	2012	2011	2010
Net loss	$5.1	$2.2	$4.5
Prior service credit	(17.1)	(1.0)	(0.7)

Total recognized in accumulated other comprehensive (income) loss	$(12.0)	$1.2	$3.8

2012 ANNUAL REPORT	85

Part II

The estimated prior service credit and net loss for the postretirement benefit plan that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2013 are $17.1 million and $3.8 million net of tax, respectively. The projected discounted cash flow obligation for the postretirement benefit plan was $24.0 million and $48.5 million at December 31, 2012 and 2011, respectively.

The following table sets forth the assumed health care cost trend rates for next year:

	Years ended December 31,
	2012	2011
Medical	7.30%	7.50%
Prescriptions	7.80	8.10
HMO (Blended)	6.40	6.80
Rate to which the cost trend is assumed to decline (the ultimate trend rate)*	4.50	4.50

*	Year that the rate reaches the ultimate trend is 2027.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$0.6	$(0.5)
Effect on postretirement benefit obligation	2.2	(1.8)

86	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, and assumptions used in the measurement of the postretirement net periodic benefit cost and the postretirement benefit obligations:

	Years ended December 31,
(Dollars in millions)	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$1.0	$1.5	$1.6
Interest cost	1.8	2.1	2.1
Expected return on plan assets	(0.8)	(0.8)	(0.9)
Amortization of prior service cost	(0.4)	(0.3)	(0.3)
Amortization of net actuarial loss	—	0.1	0.2
Curtailment loss	—	0.7	—
Net periodic benefit cost	1.6	3.3	2.7
Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net loss	5.5	6.1	3.9
Prior service credit	(25.2)	—	—
Amortization of prior service credit	0.4	0.2	0.3
Amortization of net actuarial loss	—	(0.1)	(0.2)
Total recognized in other comprehensive (income) loss	(19.3)	6.2	4.0
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(17.7)	$9.5	$6.7

Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	4.50%	5.50%	5.75%
Expected return on plan assets	4.20	4.50	4.75
Rate of compensation increase graded by age	n/a *	5.00	5.00
Assumptions used to determine benefit obligations:
Discount rate	4.00%	4.50%	5.50%
Rate of compensation increase graded by age	n/a *	n/a *	5.00

*	Assumption for rate of compensation increase was not applicable in determining benefit obligations for 2012 and 2011 or net periodic benefit cost in 2012 due to curtailment of group term life insurance benefit as of December 31, 2011.

The Company contributed $0.3 million, $0.3 million and $0.5 million to fund the postretirement benefit plan in 2012, 2011 and 2010, respectively. The Company expects to make contributions of $1.0 million to its postretirement benefit plan in 2013. No plan assets are expected to be returned to the Company in 2013.

The following table sets forth the expected benefit payments for the Company’s postretirement benefit plan:

(In millions)	Amount
2013	$2.0
2014	1.5
2015	1.5
2016	1.5
2017	1.4
2018-2022	7.0

The investment goal of the postretirement plan is to produce a steady return on plan assets to maintain its funded status. To achieve this goal, the Company’s postretirement benefit plan assets are comprised primarily of municipal bonds and cash and cash equivalents.

2012 ANNUAL REPORT	87

Part II

The following table sets forth the Company’s target and actual weighted-average asset allocations for the postretirement medical plan:

	Years ended December 31,
	2012	2012	2011
	Target	Actual	Actual
Asset category:
Debt securities	95.0%	92.6%	98.1%
Cash and cash equivalents	5.0	7.4	1.9

Total	100.0%	100.0%	100.0%

Postretirement benefit plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 9—Fair Value” for additional fair value information. As there was not an active market for the Company’s municipal bond holdings at December 31, 2012, the municipal bonds were valued using Level 2 measurements.

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities:
Municipal bonds	$19.0	$—	$19.0	$—
Corporate bond	1.0	—	1.0	—
Cash and cash equivalents	1.6	1.6	—	—

Total	$21.6	$1.6	$20.0	$—

	December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities:
Municipal bonds	$20.3	$—	$20.3	$—
Cash and cash equivalents	0.4	0.4	—	—

Total	$20.7	$0.4	$20.3	$—

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $27.5 million and $28.5 million at December 31, 2012 and 2011, respectively. Expenses were $1.9 million, $2.5 million and $2.8 million for 2012, 2011 and 2010, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income were $4.7 million, $5.7 million and $5.4 million at December 31, 2012, 2011 and 2010, respectively.

5. SEGMENTS

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Subsidiaries, or operating segments, have been aggregated to form the Company’s reportable segments.

88	STANCORP FINANCIAL GROUP, INC.

Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses related to the impairment or the disposition of the Company’s invested assets and adjustments made in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See “Note 1—Summary of Significant Accounting Policies.”

Intersegment revenues are comprised of administrative fee revenues charged by the Asset Management segment to manage the fixed maturity securities and commercial mortgage loan portfolios for the Company’s insurance subsidiaries.

The following table sets forth intersegment revenues:

	Years ended December 31,
(In millions)	2012	2011	2010
Intersegment administrative fee revenues	$17.9	$16.7	$14.8

2012 ANNUAL REPORT	89

Part II

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Years ended December 31,
(In millions)	2012	2011	2010
Premiums:
Insurance Services:
Group life and AD&D	$883.7	$892.6	$835.7
Group long term disability	801.4	803.3	799.9
Group short term disability	212.6	208.0	203.7
Group other	78.9	81.6	81.5
Experience rated refunds	4.0	(12.5)	(27.9)

Total group insurance	1,980.6	1,973.0	1,892.9
Individual disability insurance	176.6	172.3	163.3

Total Insurance Services premiums	2,157.2	2,145.3	2,056.2

Asset Management:
Retirement plans	1.9	2.0	1.6
Individual annuities	4.8	6.0	39.9

Total Asset Management premiums	6.7	8.0	41.5

Total premiums	$2,163.9	$2,153.3	$2,097.7

Administrative fees:
Insurance Services:
Group insurance	$13.7	$12.0	$9.3
Individual disability insurance	0.2	0.3	0.3

Total Insurance Services administrative fees	13.9	12.3	9.6

Asset Management:
Retirement plans	88.0	90.0	92.5
Other financial services businesses	30.8	29.9	29.0

Total Asset Management administrative fees	118.8	119.9	121.5

Other	(18.0)	(16.7)	(14.6)

Total administrative fees	$114.7	$115.5	$116.5

Net investment income:
Insurance Services:
Group insurance	$286.0	$288.6	$286.3
Individual disability insurance	53.7	52.7	52.6

Total Insurance Services net investment income	339.7	341.3	338.9

Asset Management:
Retirement plans	94.9	90.4	87.4
Individual annuities	170.6	161.0	151.0
Other financial services businesses	13.1	11.3	12.6

Total Asset Management net investment income	278.6	262.7	251.0

Other	10.2	8.8	12.6

Total net investment income	$628.5	$612.8	$602.5

90	STANCORP FINANCIAL GROUP, INC.

The following table sets forth income before income taxes and assets by major product line or category within certain of the Company’s segments:

	Years ended December 31,
(In millions)	2012	2011	2010
Income (loss) before income taxes:
Insurance Services:
Group insurance	$129.8	$155.9	$263.4
Individual disability insurance	50.0	45.3	47.0

Total Insurance Services income before income taxes	179.8	201.2	310.4

Asset Management	64.0	61.3	55.5

Other	(60.4)	(71.0)	(87.8)

Total income before income taxes	$183.4	$191.5	$278.1

Assets:
Insurance Services:
Group insurance	$5,991.4	$6,002.9	$5,610.6
Individual disability insurance	2,259.4	2,201.9	2,104.9

Total Insurance Services assets	8,250.8	8,204.8	7,715.5

Asset Management	11,046.0	9,922.9	9,808.1

Other	494.5	275.5	292.8

Total assets	$19,791.3	$18,403.2	$17,816.4

The following tables set forth select segment information:

	Year ended December 31, 2012
(In millions)	Insurance Services	Asset Management	Other	Total
Revenues:
Premiums	$2,157.2	$6.7	$—	$2,163.9
Administrative fees	13.9	118.8	(18.0)	114.7
Net investment income	339.7	278.6	10.2	628.5
Net capital losses	—	—	(8.7)	(8.7)

Total revenues	2,510.8	404.1	(16.5)	2,898.4

Benefits and expenses:
Benefits to policyholders	1,773.3	19.7	—	1,793.0
Interest credited	4.2	167.1	—	171.3
Operating expenses	349.1	117.4	4.0	470.5
Commissions and bonuses	172.7	31.0	—	203.7
Premium taxes	37.5	—	—	37.5
Interest expense	—	—	39.9	39.9
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(5.8)	4.9	—	(0.9)

Total benefits and expenses	2,331.0	340.1	43.9	2,715.0

Income (loss) before income taxes	$179.8	$64.0	$(60.4)	$183.4

Total assets	$8,250.8	$11,046.0	$494.5	$19,791.3

2012 ANNUAL REPORT	91

Part II

	Year Ended December 31, 2011
(In millions)	Insurance Services	Asset Management	Other	Total
Revenues:
Premiums	$2,145.3	$8.0	$—	$2,153.3
Administrative fees	12.3	119.9	(16.7)	115.5
Net investment income	341.3	262.7	8.8	612.8
Net capital losses	—	—	(6.9)	(6.9)

Total revenues	2,498.9	390.6	(14.8)	2,874.7

Benefits and expenses:
Benefits to policyholders	1,750.9	20.3	—	1,771.2
Interest credited	4.6	156.4	—	161.0
Operating expenses	338.7	115.2	17.3	471.2
Commissions and bonuses	185.1	33.6	—	218.7
Premium taxes	36.6	0.1	—	36.7
Interest expense	—	—	38.9	38.9
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(18.2)	3.7	—	(14.5)

Total benefits and expenses	2,297.7	329.3	56.2	2,683.2

Income (loss) before income taxes	$201.2	$61.3	$(71.0)	$191.5

Total assets	$8,204.8	$9,922.9	$275.5	$18,403.2

	Year Ended December 31, 2010
(In millions)	Insurance Services	Asset Management	Other	Total
Revenues:
Premiums	$2,056.2	$41.5	$—	$2,097.7
Administrative fees	9.6	121.5	(14.6)	116.5
Net investment income	338.9	251.0	12.6	602.5
Net capital losses	—	—	(51.6)	(51.6)

Total revenues	2,404.7	414.0	(53.6)	2,765.1

Benefits and expenses:
Benefits to policyholders	1,566.4	53.4	—	1,619.8
Interest credited	4.8	153.6	—	158.4
Operating expenses	331.8	119.0	(4.6)	446.2
Commissions and bonuses	175.7	30.4	—	206.1
Premium taxes	34.5	0.2	—	34.7
Interest expense	—	0.1	38.8	38.9
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(18.9)	1.8	—	(17.1)

Total benefits and expenses	2,094.3	358.5	34.2	2,487.0

Income (loss) before income taxes	$310.4	$55.5	$(87.8)	$278.1

Total assets	$7,715.5	$9,808.1	$292.8	$17,816.4

92	STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth StanCorp’s condensed statements of income and comprehensive income:

	Years ended December 31,
(In millions)	2012	2011	2010
Revenues:
Administrative fees	$—	$—	$0.1
Net investment income	5.0	—	0.2
Net capital gains (losses)	0.1	(0.3)	(0.7)

Total revenues	5.1	(0.3)	(0.4)

Expenses:
Interest expense	39.7	38.8	38.8
Operating expenses	4.5	11.2	5.1

Total expenses	44.2	50.0	43.9

Loss before income taxes and equity in net income of subsidiaries	(39.1)	(50.3)	(44.3)
Income tax benefit	(14.2)	(10.8)	(23.7)
Equity in net income of subsidiaries	163.4	176.2	206.5

Net income	138.5	136.7	185.9
Other comprehensive income, net of tax:
Other comprehensive income from parent	1.7	—	—
Other comprehensive income from subsidiaries	72.5	74.2	89.5

Total other comprehensive income, net of tax	74.2	74.2	89.5

Comprehensive income	$212.7	$210.9	$275.4

The following table sets forth StanCorp’s condensed balance sheets:

	December 31,
(In millions)	2012	2011
ASSETS
Cash and cash equivalents	$39.7	$34.5
Investment in subsidiaries	2,352.5	2,442.8
Receivable from subsidiaries	1.2	4.3
Surplus note receivable from subsidiary	250.0	—
Other assets	114.3	65.3

Total assets	$2,757.7	$2,546.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Short-term debt	$—	$250.0
Long-term debt	550.0	300.0
Other liabilities	38.7	6.5

Total liabilities	588.7	556.5

Shareholders’ equity:
Total shareholders’ equity	2,169.0	1,990.4

Total liabilities and shareholders’ equity	$2,757.7	$2,546.9

2012 ANNUAL REPORT	93

Part II

The following table sets forth StanCorp’s condensed statements of cash flows:

	Years ended December 31,
(In millions)	2012	2011	2010
Operating:
Net income	$138.5	$136.7	$185.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(163.4)	(176.2)	(206.5)
Dividends received from subsidiaries	328.7	94.3	244.0
Changes in operating assets and liabilities	(2.5)	(24.5)	(16.6)

Net cash provided by operating activities	301.3	30.3	206.8
Investing:
Capital contributions to subsidiaries	(14.5)	(9.0)	(90.0)
Return of capital from subsidiaries	7.3	76.1	12.7
Surplus note receivable from subsidiary	(250.0)	—	—
Receivables from subsidiaries, net	3.4	13.3	13.9
Investment securities and other	1.4	0.3	0.6

Net cash (used in) provided by investing activities	(252.4)	80.7	(62.8)
Financing:
Issuance and repurchase of common stock, net	0.9	(81.3)	(67.4)
Repayment of debt	(250.0)	—	—
Issuance of debt, net of issuance costs	246.7	—	—
Dividends paid on common stock	(41.3)	(39.3)	(39.6)

Net cash used in financing activities	(43.7)	(120.6)	(107.0)
Increase (decrease) in cash and cash equivalents	5.2	(9.6)	37.0
Cash and cash equivalents, beginning of year	34.5	44.1	7.1

Cash and cash equivalents, end of year	$39.7	$34.5	$44.1

7. INCOME TAXES

The following table sets forth the provision for income taxes:

	Years ended December 31,
(In millions)	2012	2011	2010
Current	$38.5	$40.5	$115.7
Deferred	6.4	14.3	(23.5)

Total income tax provision	$44.9	$54.8	$92.2

94	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the reconciliation between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded income tax provision:

	Years ended December 31,
(In millions)	2012	2011	2010
Tax at federal corporate rate of 35%	$64.2	$67.0	$97.3
(Decrease) increase in rate resulting from:
Tax exempt interest	(0.1)	(0.1)	(0.2)
Dividends received deduction	(3.6)	(3.1)	(3.1)
State income taxes, net of federal benefit	0.2	(0.1)	(0.1)
Federal tax credits	(17.4)	(8.6)	(3.3)
Other	1.6	(0.3)	1.6

Total income tax provision	$44.9	$54.8	$92.2

The following table sets forth the tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability:

	Years ended December 31,
(In millions)	2012	2011	2010
Policyholder liabilities	$1.8	$9.3	$11.9
Compensation and benefit plans	44.0	42.4	43.8
Loss carryforwards	51.7	56.2	50.9
Investments	35.8	41.4	43.3
Other	2.2	1.9	3.7

Total deferred tax assets	135.5	151.2	153.6
Less: valuation allowances	(3.1)	(4.2)	(0.8)

Net deferred tax assets	132.4	147.0	152.8

Net unrealized capital gains	210.0	173.9	121.1
Capitalized software	8.3	10.2	14.8
Deferred policy acquisition costs	59.7	61.6	56.7
Intangible assets	2.0	3.2	5.2
Other	0.5	1.1	3.9

Total deferred tax liabilities	280.5	250.0	201.7

Net deferred tax liability	$(148.1)	$(103.0)	$(48.9)

The Company is carrying forward net operating losses (“NOL”) of $77.0 million that originated in StanCorp and certain subsidiaries. The losses will be used in future years to offset taxable income from those entities to the degree allowed by the Internal Revenue Code. If unutilized, these losses would expire between the years 2023 to 2032. In addition, the Company is carrying forward a $58.6 million federal NOL from a business acquisition. This carryforward is subject to limitations under IRS Section 382, which potentially reduces the annual amount that may be utilized. This NOL carryforward will expire between 2019 and 2024.

Realization of the Company’s NOL carryforwards is dependent upon generating sufficient taxable income before expiration of the losses. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset relating to the federal loss carryforwards will be realized. The amount of the deferred tax asset considered realizable could be reduced in the future if estimates of expected taxable income during the carryforward period are reduced.

2012 ANNUAL REPORT	95

Part II

The Company is carrying forward a deferred tax asset of $9.5 million related to losses attributable to various states and municipalities. In some instances, state and local loss carryforwards are subject to a shorter expiration period than the 20-year federal period. Further, some losses originated in a subsidiary which has reduced its operations in the state where the loss was incurred. We believe that the benefit from certain state and local NOL carryforwards will not be realized. As such, we have provided a valuation allowance of $3.1 million on the deferred tax assets relating to these assets. If our assumptions change, we may be able to realize these NOLs. The state and local loss carryforwards expire at various dates through 2032.

As of December 31, 2012, the Company is subject to examination by the IRS for the years 2009 through 2012.

The Company did not have any material unrecognized tax benefits at December 31, 2012 and 2011. It is the Company’s accounting policy to record income tax interest and penalties in the income tax provision. See “Note 1—Summary of Significant Accounting Policies—Income Taxes.”

8. GOODWILL

Goodwill is related to the Asset Management segment and totaled $36.0 million at both December 31, 2012 and 2011. Goodwill is not amortized and is tested at least annually for impairment. If indicators of impairment appear throughout the year, or in the event of material changes in circumstances, the test will be more frequent. The Company performs a step-one test and compares the carrying value of the tested assets with the fair value of the assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The estimates the Company uses in the income approach are consistent with the plans and estimates that the Company uses to manage its operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how the Company internally evaluates and manages its business, the Company weights the income approach more heavily than the market approach in determining the fair value of the assets. However, the Company performs testing to ensure that both models are providing reasonably consistent results. Additionally, the Company performs sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. Through the performance of these tests, the Company determined the fair value of goodwill substantially exceeded the carrying value, and concluded that it was not impaired as of December 31, 2012.

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach, which uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

96	STANCORP FINANCIAL GROUP, INC.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following table sets forth the estimated fair value and the carrying value of each financial instrument:

	December 31, 2012
(In millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities:
Corporate bonds	$6,525.9	$6,525.9	$—	$6,445.5	$80.4
U.S. government and agency bonds	413.0	413.0	—	411.9	1.1
U.S. state and political subdivision bonds	168.4	168.4	—	166.7	1.7
Foreign government bonds	72.1	72.1	—	72.1	—
S&P 500 Index options	11.3	11.3	—	—	11.3
Total fixed maturity securities	$7,190.7	$7,190.7	$—	$7,096.2	$94.5
Commercial mortgage loans, net	$5,267.4	$5,946.3	$—	$—	$5,946.3
Policy loans	2.5	2.5	—	—	2.5
Separate account assets	5,154.3	5,154.3	5,007.5	146.8	—
Liabilities:
Total other policyholder funds, investment type contracts	$4,916.7	$5,331.3	$—	$—	$5,331.3
Index-based interest guarantees	57.4	57.4	—	—	57.4
Short-term debt	1.0	1.2	—	1.2	—
Long-term debt	551.4	567.4	—	567.4	—

	December 31, 2011
(In millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities:
Corporate bonds	$6,059.3	$6,059.3	$—	$5,995.3	$64.0
U.S. government and agency bonds	452.1	452.1	—	451.6	0.5
U.S. state and political subdivision bonds	178.8	178.8	—	177.4	1.4
Foreign government bonds	72.1	72.1	—	72.1	—
S&P 500 Index options	7.2	7.2	—	—	7.2
Total fixed maturity securities	$6,769.5	$6,769.5	$—	$6,696.4	$73.1
Commercial mortgage loans, net	$4,902.3	$5,450.9	$—	$—	$5,450.9
Policy loans	2.9	2.9	—	—	2.9
Separate account assets	4,593.5	4,593.5	4,444.4	149.1	—
Liabilities:
Total other policyholder funds, investment type contracts	$4,449.2	$4,804.8	$—	$—	$4,804.8
Index-based interest guarantees	49.5	49.5	—	—	49.5
Short-term debt	251.2	263.7	—	263.7	—
Long-term debt	300.9	272.0	—	272.0	—

2012 ANNUAL REPORT	97

Part II

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

The fair value for short-term and long-term debt was predominantly based on quoted market prices as of December 31, 2012 and December 31, 2011, and trades occurring close to December 31, 2012 and December 31, 2011.

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

98	STANCORP FINANCIAL GROUP, INC.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of December 31, 2012 or December 31, 2011.

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

2012 ANNUAL REPORT	99

Part II

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

Valuations for real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”) measured at fair value on a nonrecurring basis using significant unobservable Level 3 inputs are sensitive to a number of variables, but are most sensitive to the reductions taken on appraisals obtained, which may result in a fair value and carrying value below the appraised value. Generally, an increase in the reductions taken on appraisals obtained would result in a reduction in the fair value of the asset.

Quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value is as follows:

	December 31, 2012
(Dollars in millions)	Fair Value	Valuation Technique	Unobservable Input	Range of inputs
S&P 500 Index options	$11.3	Black-Scholes option pricing model	Various assumptions	(a)

Index-based interest guarantees	57.4	Discounted cash flow	Expected future option purchase	1%-5%
			Various assumptions	(b)

		Black-Scholes option pricing model	Various assumptions	(a)

Impaired commercial mortgage loans	53.9	Appraisals	Reduction on appraisal	0%-38%

		Cash flows	Capitalization rate(c)	7%-14%

Real Estate Owned	48.2	Appraisals	Reduction on appraisal	0%-36%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 index.
(b)	Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36%.
(c)	Capitalization rates are used as an internal analysis in converting the underlying property’s income to an estimated property value.

100	STANCORP FINANCIAL GROUP, INC.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Year ended December 31, 2012
	Assets					Liabilities
(In millions)	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
Beginning balance	$0.5	$1.4	$64.0	$7.2	$73.1	$49.5
Total realized/unrealized gains (losses):
Included in net income	—	—	—	7.8	7.8	6.4
Included in other comprehensive income (loss)	—	(0.1)	8.0	—	7.9	—
Purchases, issuances, sales and settlements:
Purchases	1.1	—	12.1	9.5	22.7	—
Issuances	—	—	—	—	—	4.9
Sales	—	—	(2.2)	—	(2.2)	—
Settlements	—	—	—	(13.2)	(13.2)	(3.4)
Transfers into level 3	—	0.4	8.0	—	8.4	—
Transfers out of level 3	(0.5)	—	(9.5)	—	(10.0)	—

Ending balance	$1.1	$1.7	$80.4	$11.3	$94.5	$57.4

	Year ended December 31, 2011
	Assets					Liabilities
(In millions)	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
Beginning balance	$0.9	$1.7	$59.0	$13.3	$74.9	$48.5
Total realized/unrealized gains (losses):
Included in net income	—	—	—	(0.2)	(0.2)	1.3
Included in other comprehensive income (loss)	(0.2)	0.1	(1.9)	—	(2.0)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	9.6	9.6	—
Issuances	—	—	—	—	—	1.8
Sales	(0.2)	—	(2.1)	—	(2.3)	—
Settlements	—	—	—	(15.5)	(15.5)	(2.1)
Transfers into level 3	—	—	9.0	—	9.0	—
Transfers out of level 3	—	(0.4)	—	—	(0.4)	—

Ending balance	$0.5	$1.4	$64.0	$7.2	$73.1	$49.5

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for 2012 and 2011.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Years ended December 31,
(In millions)	2012	2011
Assets:
S&P 500 Index options	$1.8	$(2.5)

Liabilities:
Index-based interest guarantees	$(7.8)	$(4.6)

2012 ANNUAL REPORT	101

Part II

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded in other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded to interest credited. The interest credited amount for 2012 and 2011 included negative interest on policyholder funds of $3.3 million and $1.9 million, respectively, due to changes in the Level 3 actuarial assumptions.

Certain assets and liabilities are measured at fair value on a nonrecurring basis such as impaired commercial mortgage loans with specific allowances for losses and Real Estate Owned. The impaired commercial mortgage loans and Real Estate Owned are valued using Level 3 measurements. These Level 3 inputs are reviewed for reasonableness by management and evaluated on a quarterly basis. The commercial mortgage loan measurements include valuation of the market value of the asset using general underwriting procedures and appraisals. Real Estate Owned is initially recorded at net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional information is received.

The following table sets forth the assets measured at fair value on a nonrecurring basis as of December 31, 2012 that the Company continued to hold:

	December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3
Commercial mortgage loans	$53.9	$—	$—	$53.9
Real Estate Owned	48.2	—	—	48.2
Total assets measured at fair value on a nonrecurring basis	$102.1	$—	$—	$102.1

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $74.1 million were written down to their fair value of $53.9 million, less selling costs, at December 31, 2012. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $25.6 million at December 31, 2012. The Real Estate Owned measured on a nonrecurring basis as of December 31, 2012, and still held at December 31, 2012 had capital losses totaling $2.1 million for 2012. Real Estate Owned measured on a nonrecurring basis represents newly acquired properties or properties whose value has been adjusted based on pending sale or other market information.

The following table sets forth the assets measured at fair value on a nonrecurring basis as of December 31, 2011 that the Company continued to hold:

	December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3
Commercial mortgage loans	$49.2	$—	$—	$49.2
Real Estate Owned	50.1	—	—	50.1
Total assets measured at fair value on a nonrecurring basis	$99.3	$—	$—	$99.3

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $75.8 million were written down to their fair value of $49.2 million, less selling costs, at December 31, 2011. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $26.6 million at December 31, 2011. The Real Estate Owned measured on a nonrecurring basis as of December 31, 2011 and still held at December 31, 2011 had capital losses totaling $3.5 million for 2011. See “Note 10—Investments—Commercial Mortgage Loans” for further disclosures regarding the commercial mortgage loan loss allowance.

102	STANCORP FINANCIAL GROUP, INC.

10. INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	December 31, 2012
(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$5,942.0	$587.7	$(3.8)	$6,525.9
U.S. government and agency bonds	351.5	61.5	—	413.0
U.S. state and political subdivision bonds	151.6	16.8	—	168.4
Foreign government bonds	61.3	10.8	—	72.1
S&P 500 Index options	11.3	—	—	11.3
Total fixed maturity securities	$6,517.7	$676.8	$(3.8)	$7,190.7

	December 31, 2011
(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$5,588.4	$491.8	$(20.9)	$6,059.3
U.S. government and agency bonds	387.8	64.3	—	452.1
U.S. state and political subdivision bonds	164.8	14.0	—	178.8
Foreign government bonds	61.7	10.4	—	72.1
S&P 500 Index options	7.2	—	—	7.2
Total fixed maturity securities	$6,209.9	$580.5	$(20.9)	$6,769.5

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	December 31, 2012		December 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$699.2	$712.9	$632.7	$645.0
Due after one year through five years	2,779.9	3,009.1	2,534.6	2,693.6
Due after five years through ten years	2,184.7	2,422.6	2,173.9	2,392.5
Due after ten years	853.9	1,046.1	868.7	1,038.4

Total fixed maturity securities	$6,517.7	$7,190.7	$6,209.9	$6,769.5

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.1%, or $293.2 million, of the Company’s fixed maturity securities portfolio at December 31, 2012. At December 31, 2012, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio. At December 31, 2012, the Company did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At December 31, 2012, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.8%, or $55.2 million, of the Company’s fixed maturity securities portfolio. There were no impairments on fixed maturity securities related to euro zone exposure in 2012.

2012 ANNUAL REPORT	103

Part II

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2012
	Total		Less than 12 months		12 or more months
(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
Corporate bonds	198	$3.8	188	$3.6	10	$0.2
Fair market value of securities with unrealized losses:
Corporate bonds	198	$342.5	188	$335.5	10	$7.0

	December 31, 2011
	Total		Less than 12 months		12 or more months
(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount
Unrealized losses:
Corporate bonds	360	$20.9	334	$17.4	26	$3.5
Fair market value of securities with unrealized losses:
Corporate bonds	360	$425.3	334	$398.0	26	$27.3

The unrealized losses on the investment securities set forth above were partly due to increases in market interest rates subsequent to their purchase by the Company and have also been affected by overall economic factors. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to credit quality or due to any company or industry specific event. Based on management’s evaluation of the securities and the Company’s intent to hold the securities, and as it is unlikely that the Company will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities” for a discussion regarding fixed maturity securities’ OTTI.

104	STANCORP FINANCIAL GROUP, INC.

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At December 31, 2012, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	December 31, 2012		December 31, 2011
(Dollars in millions)	Amount	Percent	Amount	Percent
Property type:
Retail	$2,560.7	48.6%	$2,457.8	50.1%
Industrial	995.8	18.9	900.4	18.4
Office	960.8	18.2	911.1	18.6
Hotel/motel	280.8	5.3	241.9	4.9
Commercial	205.3	4.0	187.1	3.8
Apartment and other	264.0	5.0	204.0	4.2

Total commercial mortgage loans	$5,267.4	100.0%	$4,902.3	100.0%

Geographic region*:
Pacific	$1,844.1	35.0%	$1,699.3	34.7%
South Atlantic	1,069.2	20.2	953.8	19.5
West South Central	634.8	12.1	605.3	12.3
Mountain	612.7	11.6	585.8	11.9
East North Central	443.9	8.4	393.4	8.0
Middle Atlantic	240.3	4.6	243.8	5.0
West North Central	183.0	3.5	184.8	3.8
East South Central	150.5	2.9	129.9	2.6
New England	88.9	1.7	106.2	2.2

Total commercial mortgage loans	$5,267.4	100.0%	$4,902.3	100.0%

U.S. state:
California	$1,436.3	27.3%	$1,332.0	27.2%
Texas	587.0	11.1	550.8	11.2
Florida	331.9	6.3	305.3	6.2
Georgia	311.5	5.9	270.1	5.5
Other states	2,600.7	49.4	2,444.1	49.9

Total commercial mortgage loans	$5,267.4	100.0%	$4,902.3	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

Through its concentration of commercial mortgage loans in California, the Company is exposed to potential losses from an economic downturn in California as well as certain catastrophes, such as earthquakes and fires that may affect certain areas of the western region. Borrowers are required to maintain fire insurance coverage to provide reimbursement for any losses due to fire. Management diversifies the commercial mortgage loan portfolio within California by both location and type of property in an effort to reduce certain catastrophe and economic exposure. However, diversification may not always eliminate the risk of such losses. Historically, the delinquency rate of the California-based commercial mortgage loans has been consistent with the Company’s experience in other states. The Company does not require earthquake insurance for the properties when it underwrites new loans. However, management does consider the potential for earthquake loss based upon seismic surveys and structural information specific to each property. The Company does not expect a catastrophe or earthquake damage in the western region to have a material adverse effect on its business, financial position, results of operations or cash flows. Currently, the Company’s California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. There is a smaller concentration of commercial mortgage loans in the

2012 ANNUAL REPORT	105

Part II

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

Specific Loan Loss Allowance

An impaired commercial mortgage loan is a loan where the Company does not expect to receive contractual principal and interest in accordance with the terms of the loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. The Company also holds specific loan loss allowances on certain performing commercial mortgage loans that it continues to monitor and evaluate due to loan-specific circumstances. Impaired commercial mortgage loans without specific allowances for losses are those for which the Company has determined that it remains probable that all amounts due will be collected although the timing or nature is, or is likely to be, outside the original contractual terms. In addition, for impaired commercial mortgage loans, the Company evaluates the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur and other quantitative information management has concerning the loan. Portions of loans that are deemed uncollectible are written off against the allowance, and recoveries, if any, are credited to the allowance.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,
(In millions)	2012	2011
Commercial mortgage loan loss allowance:
Beginning balance	$48.1	$36.1
Provision	13.4	32.7
Charge-offs, net	(14.9)	(20.7)

Ending balance	$46.6	$48.1

Specific loan loss allowance	$25.6	$26.6
General loan loss allowance	21.0	21.5

Total commercial mortgage loan loss allowance	$46.6	$48.1

The lower provision and net charge-offs for the commercial mortgage loan loss allowance for 2012 compared to 2011 were primarily due to lower losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio for 2012. The decreases in the specific and general loan loss allowances at December 31, 2012 compared to December 31, 2011 were primarily due to a decrease in impaired commercial mortgage loans and the composition of the commercial mortgage loan portfolio at December 31, 2012.

106	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the recorded investment in commercial mortgage loans:

	December 31,
(In millions)	2012	2011
Commercial mortgage loans collectively evaluated for impairment	$5,214.2	$4,845.7
Commercial mortgage loans individually evaluated for impairment	99.8	104.7
Commercial mortgage loan loss allowance	(46.6)	(48.1)

Total commercial mortgage loans	$5,267.4	$4,902.3

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	December 31, 2012
(In millions)	Retail	Industrial	Office	Hotel/ Motel	Commercial	Apartment and Other	Total
Performing commercial mortgage loans	$2,552.5	$993.0	$955.8	$280.8	$204.7	$263.5	$5,250.3
Nonperforming commercial mortgage loans	8.2	2.8	5.0	—	0.6	0.5	17.1

Total commercial mortgage loans	$2,560.7	$995.8	$960.8	$280.8	$205.3	$264.0	$5,267.4

	December 31, 2011
(In millions)	Retail	Industrial	Office	Hotel/ Motel	Commercial	Apartment and Other	Total
Performing commercial mortgage loans	$2,442.3	$895.2	$898.4	$241.9	$182.0	$201.3	$4,861.1
Nonperforming commercial mortgage loans	15.5	5.2	12.7	—	5.1	2.7	41.2

Total commercial mortgage loans	$2,457.8	$900.4	$911.1	$241.9	$187.1	$204.0	$4,902.3

2012 ANNUAL REPORT	107

Part II

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31, 2012
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$15.3	$15.3	$—	$2.2
Office	5.2	5.2	—	4.1
Industrial	3.3	3.3	—	0.2
Apartment and other	1.9	1.9	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	25.7	25.7	—	6.5

With specific loan loss allowances:
Retail	37.9	37.9	13.2	9.3
Office	10.3	10.3	2.5	1.3
Industrial	11.4	11.4	3.6	2.0
Commercial	11.4	11.4	6.2	2.7
Apartment and other	3.1	3.1	0.1	—

Total impaired commercial mortgage loans with specific loan loss allowances	74.1	74.1	25.6	15.3

Total impaired commercial mortgage loans	$99.8	$99.8	$25.6	$21.8

	December 31, 2011
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$8.6	$8.6	$—	$2.1
Office	5.8	5.8	—	4.3
Industrial	5.8	5.8	—	0.9
Hotel/motel	5.9	5.9	—	—
Apartment and other	2.8	2.8	—	1.1

Total impaired commercial mortgage loans without specific loan loss allowances	28.9	28.9	—	8.4

With specific loan loss allowances:
Retail	31.7	31.7	10.7	10.2
Office	18.3	18.3	5.2	10.1
Industrial	11.5	11.5	5.0	7.5
Commercial	11.1	11.1	5.3	11.1
Apartment and other	3.2	3.2	0.4	1.9

Total impaired commercial mortgage loans with specific loan loss allowances	75.8	75.8	26.6	40.8

Total impaired commercial mortgage loans	$104.7	$104.7	$26.6	$49.2

The decrease in the impaired commercial mortgage loans at December 31, 2012 compared to December 31, 2011 was primarily due to loan repayments and foreclosures of previously impaired loans during 2012. As of December 31, 2012 and December 31, 2011 the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for the policies regarding interest income for delinquent commercial mortgage loans.

108	STANCORP FINANCIAL GROUP, INC.

A modification is considered to be a troubled debt restructuring when the debtor is experiencing financial difficulties and the restructured terms constitute a concession. The Company evaluates all restructured commercial mortgage loans for indications of troubled debt restructurings and the potential losses related to these restructurings. If a loan is considered a troubled debt restructuring, the Company impairs the loan and records a specific allowance for estimated losses. In some cases, the recorded investment in the loan may increase post-restructuring. As a result of adopting the amendments in ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, the Company assessed all restructurings that occurred during the period to determine if they were troubled debt restructurings. The Company did not identify any troubled debt restructurings that were not already considered impaired.

The following table sets forth information related to the troubled debt restructurings of financing receivables:

	Year ended December 31, 2012
(Dollars in millions)	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
Troubled debt restructurings:
Retail	8	$8.0	$9.2
Industrial	3	2.4	2.4
Commercial	1	1.0	1.0
Apartment and other	1	1.8	1.9

Total troubled debt restructurings	13	$13.2	$14.5

The following table sets forth information related to the troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the periods presented:

	Year ended December 31, 2012
(Dollars in millions)	Number of Loans	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Retail	1	$0.8

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Years ended December 31,
(In millions)	2012	2011	2010
Average recorded investment	$101.3	$92.3	$76.4

The amount of interest income recognized on impaired commercial mortgage loans was $4.1 million, $3.8 million and $2.8 million for 2012, 2011 and 2010, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $4.0 million, $3.1 million and $3.3 million for 2012, 2011 and 2010, respectively. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

2012 ANNUAL REPORT	109

Part II

The following tables set forth the aging of commercial mortgage loans by property type:

	December 31, 2012
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, net	Total Commercial Mortgage Loans
Commercial mortgage loans:
Retail	$17.2	$4.9	$4.7	$26.8	$(1.4)	$2,535.3	$2,560.7
Office	4.1	—	5.6	9.7	(0.6)	951.7	960.8
Industrial	1.6	0.5	3.6	5.7	(1.4)	991.5	995.8
Hotel/motel	—	—	—	—	—	280.8	280.8
Commercial	2.7	—	1.4	4.1	(0.8)	202.0	205.3
Apartment and other	—	0.6	—	0.6	0.0	263.4	264.0

Total commercial mortgage loans	$25.6	$6.0	$15.3	$46.9	$(4.2)	$5,224.7	$5,267.4

	December 31, 2011
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, net	Total Commercial Mortgage Loans
Commercial mortgage loans:
Retail	$3.1	$7.1	$3.0	$13.2	$(1.3)	$2,445.9	$2,457.8
Office	0.8	1.5	1.6	3.9	(0.4)	907.6	911.1
Industrial	1.4	0.4	2.3	4.1	(0.7)	897.0	900.4
Hotel/motel	—	—	—	—	—	241.9	241.9
Commercial	—	—	1.2	1.2	(0.8)	186.7	187.1
Apartment and other	0.2	—	—	0.2	—	203.8	204.0

Total commercial mortgage loans	$5.5	$9.0	$8.1	$22.6	$(3.2)	$4,882.9	$4,902.3

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $21.3 million and $17.1 million at December 31, 2012 and 2011, respectively. The Company’s current level of past due commercial mortgage loans is higher than its historical levels due to the current macroeconomic challenges. Overall, loans that were at least 60 days past due were 0.40% of the commercial mortgage loan portfolio at December 31, 2012, compared to 0.34% at December 31, 2011.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Years ended December 31,
(In millions)	2012	2011	2010
Fixed maturity securities:
Bonds	$316.8	$323.6	$322.8
S&P 500 Index options	7.8	(0.2)	8.4

Total fixed maturity securities	324.6	323.4	331.2
Commercial mortgage loans	331.9	310.2	285.0
Real estate	(1.0)	(0.4)	2.5
Other	(4.7)	1.4	4.3

Gross investment income	650.8	634.6	623.0
Investment expenses	(22.3)	(21.8)	(20.5)

Net investment income	$628.5	$612.8	$602.5

110	STANCORP FINANCIAL GROUP, INC.

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Years ended December 31,
(In millions)	2012	2011	2010
Gains:
Fixed maturity securities	$10.8	$11.5	$18.0
Commercial mortgage loans	1.5	0.9	1.2
Real estate investments	—	35.2	9.6
Real estate owned	1.3	1.1	0.5
Other	0.6	—	—

Gross capital gains	14.2	48.7	29.3

Losses:
Fixed maturity securities	(5.0)	(2.4)	(2.6)
Provision for commercial mortgage loan losses	(13.4)	(32.7)	(48.1)
Real estate investments	—	(0.5)	—
Real estate owned	(3.5)	(17.6)	(23.4)
Other	(1.0)	(2.4)	(6.8)

Gross capital losses	(22.9)	(55.6)	(80.9)

Net capital losses	$(8.7)	$(6.9)	$(51.6)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.9 million and $6.7 million at December 31, 2012 and 2011, respectively.

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

2012 ANNUAL REPORT	111

Part II

The notional amount of the Company’s S&P 500 Index options at December 31, 2012 and 2011 was $315.2 million and $303.1 million, respectively. Option premiums paid for the Company’s S&P 500 Index option contracts were $9.5 million and $9.6 million for 2012 and 2011, respectively. The Company received $13.2 million and $15.5 million for options exercised in 2012 and 2011, respectively.

The Company recognizes all derivative instruments as assets or liabilities on the balance sheet at fair value. The Company does not currently designate its derivatives as hedging instruments and thus does not use hedge accounting. As such, any change in the fair value of the derivative assets and derivative liabilities is recognized as income or loss in the period of change. See “Note 9—Fair Value” for additional information regarding the fair value of the Company’s derivative assets and liabilities.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	December 31,
(In millions)	2012	2011
Assets:
Fixed maturity securities:
S&P 500 Index options	$11.3	$7.2
Liabilities:
Other policyholder funds:
Index-based interest guarantees	$57.4	$49.5

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	Years ended December 31,
(In millions)	2012	2011	2010
Net investment income:
S&P 500 Index options	$7.8	$(0.2)	$8.4
Interest credited:
Index-based interest guarantees	(6.4)	(1.3)	(5.8)

Net gain (loss)	$1.4	$(1.5)	$2.6

Changes in the fair value of the S&P 500 Index options and index-based interest guarantees are primarily the result of fluctuations in the S&P 500 Index and are recorded to net investment income and interest credited, respectively. As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, a process known as “unlocking”, interest credited decreased $3.3 million and $1.9 million for 2012 and 2011, respectively.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the counterparties from which it purchases its S&P 500 Index options and these counterparties’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of approximately 9.2% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

112	STANCORP FINANCIAL GROUP, INC.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	December 31, 2012
(In millions)	Assets at Fair Value	Maximum Credit Risk
Counterparty:
The Bank of New York Mellon	$9.6	$16.1
Goldman Sachs	1.7	3.2

Total	$11.3	$19.3

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

In October 2010, the FASB (“Financial Accounting Standards Board”) issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU No. 2010-26 amends the codification guidance for insurance entities to eliminate the diversity of accounting treatment related to deferred acquisition costs. The Company adopted this standard retrospectively as of January 1, 2012 and comparative financial statements of prior periods have been adjusted. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. As a result, certain direct marketing, sales manager compensation and administrative costs previously capitalized by the Company will no longer be deferred.

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Years ended December 31,
(In millions)	2012	2011	2010
Carrying value at beginning of year:
DAC	$274.4	$250.1	$230.4
VOBA	26.4	28.4	30.4
Other intangible assets	44.1	51.7	55.8

Total balance at beginning of year	344.9	330.2	316.6

Deferred or acquired:
DAC	71.4	81.7	76.0
Other intangible assets	—	—	1.7

Total deferred or acquired	71.4	81.7	77.7

Amortized during year:
DAC	(60.9)	(57.4)	(56.3)
VOBA	(3.0)	(2.0)	(2.0)
Other intangible assets	(5.9)	(7.6)	(5.8)

Total amortized during year	(69.8)	(67.0)	(64.1)

Carrying value at end of year, net:
DAC	284.9	274.4	250.1
VOBA	23.4	26.4	28.4
Other intangible assets	38.2	44.1	51.7

Total carrying value at end of year	$346.5	$344.9	$330.2

2012 ANNUAL REPORT	113

Part II

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2012		December 31, 2011
(Dollars in millions)	Amount	Percent	Amount	Percent
DAC	$60.9	21.4%	$60.7	22.1%
VOBA	5.9	25.2	7.1	26.9

The value of DAC and VOBA is dependent on key assumptions. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion of the key assumptions used to determine the values of DAC and VOBA. These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. During 2012, the Company recorded a $0.8 million impairment to VOBA due to experience related to the block of claims assumed. The Company did not record a similar impairment for 2011. As a result of unlocking, the amortization schedule for future periods is also adjusted.

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended December 31,
(In millions)	2012	2011	2010
Decrease to DAC and VOBA	$(1.7)	$(0.9)	$(0.5)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The accumulated amortization of VOBA was $65.4 million and $62.4 million at December 31, 2012 and 2011, respectively. The accumulated amortization of other intangible assets was $36.5 million and $30.6 million at December 31, 2012 and 2011, respectively. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion on the amortization policies for VOBA and other intangible assets.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for each of the next five years:

(In millions)	Amount
2013	$8.7
2014	7.3
2015	7.3
2016	5.8
2017	4.4

13. LIABILITY FOR UNPAID CLAIMS, CLAIM ADJUSTMENT EXPENSES AND OTHER POLICYHOLDER FUNDS

The liability for unpaid claims, claim adjustment expenses and other policyholder funds includes liabilities for insurance offered on products such as group long term and short term disability, individual disability, group dental and group vision,

114	STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth the change in the liability for unpaid claims and claim adjustment expenses:

	Years ended December 31,
(In millions)	2012	2011	2010
Net balance at beginning of the year:
Balance at beginning of the year, gross of reinsurance	$3,857.0	$3,716.3	$3,651.3
Less: reinsurance recoverable	(117.3)	(110.5)	(106.9)

Net balance at beginning of the year	3,739.7	3,605.8	3,544.4

Incurred related to:
Current year	1,140.3	1,077.1	1,010.3
Prior year’s interest	181.2	175.9	176.1
Prior years	(79.8)	(46.5)	(116.3)

Total incurred	1,241.7	1,206.5	1,070.1

Paid related to:
Current year	(354.8)	(347.1)	(323.3)
Prior year	(749.3)	(725.5)	(685.4)

Total paid	(1,104.1)	(1,072.6)	(1,008.7)

Net balance at end of the year	3,877.3	3,739.7	3,605.8
Plus: reinsurance recoverable	128.6	117.3	110.5

Balance at end of the year, gross of reinsurance	$4,005.9	$3,857.0	$3,716.3

Classified as future policy benefits and claims, but excluded from the table above are amounts recorded for group and individual life reserves, group and individual annuity reserves, and individual disability active life reserves.

The following table sets forth the reconciliation of amounts above to future policy benefits and claims as presented on the consolidated balance sheets:

	Years ended December 31,
(In millions)	2012	2011	2010
Future policy benefits and claims	$5,843.2	$5,683.6	$5,502.3
Less: Group life reserves	(765.3)	(765.4)	(750.5)
Less: Individual life reserves	(600.9)	(597.2)	(595.8)
Less: Group and individual annuity reserves	(237.4)	(244.2)	(235.0)
Less: Individual disability active life reserves	(233.7)	(219.8)	(204.7)

Liability for unpaid claims and claim adjustment expenses	$4,005.9	$3,857.0	$3,716.3

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

2012 ANNUAL REPORT	115

Part II

the reserves held. In each of the years captured, there was a decrease in incurred amounts associated with prior years after the effect of interest is taken into account, indicating that in spite of the increase in long term disability claims incidence in 2012 and 2011, claim experience was favorable when compared to the assumptions used to establish the associated reserves. However, significant changes to assumptions regarding unpaid claims and claims adjustment expenses for prior periods in the group long term disability reserves were not made in 2012, 2011 and 2010 primarily due to the long-term nature of this product and the materiality of other factors including the potential impact of the economic uncertainty in 2012, 2011 and 2010. The Company carefully monitors trends in reserve assumptions and when these trends become credible and are expected to persist, the Company incorporates these factors into its reserves to ensure best estimates are established.

The following table sets forth the composition of other policyholder funds:

	Years ended December 31,
(In millions)	2012	2011
Employer-sponsored defined contribution and benefit plans funds	$1,554.1	$1,619.7
Individual fixed-rate annuity funds	2,434.9	2,248.4
Indexed annuity funds	409.2	386.9
Investment only stable asset funds	336.4	30.3
Other	796.5	792.8

Total other policyholder funds	$5,531.1	$5,078.1

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

Standard maintains a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2012, the agreement provided for 24.9% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2012, was $232.8 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for approximately 3% of the Company’s total premiums for each of the three years 2012, 2011 and 2010. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

In 2012, the Company amended its Yearly Renewable Term (“YRT) reinsurance agreement with Canada Life Assurance Company (“Canada Life”). The amendment increased the amount of group life insurance risk to be ceded to Canada Life. The amended agreement limits the Company’s exposure to losses in the event of a catastrophe impacting our group

116	STANCORP FINANCIAL GROUP, INC.

life business. This amendment to Standard’s reinsurance agreement released approximately $100 million of additional net capital, for a total release of approximately $170 million. This release of capital can fluctuate based on a percentage of Standard’s in-force business. The agreement is subject to termination by either party.

The Company also maintains reinsurance coverage for certain catastrophe losses related to group life and AD&D with partial coverage of nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and its participation in a catastrophe reinsurance pool discussed below, the Company has coverage of up to $517.0 million per event.

The Company is part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses from group life and AD&D over 22 participating members. The annual fee paid by the Company in 2012 to participate in the pool was less than $30,000. As a member of the pool, the Company is exposed to maximum potential losses experienced by other participating members of up to $116.0 million for a single event for losses submitted by a single company and a maximum of $290.4 million for a single event for losses submitted by multiple companies. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of the Company’s group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

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

The following table sets forth reinsurance information:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2012:
Life insurance in force	$346,814.5	$7,233.1	$65.1	$339,646.5	—%
Premiums:
Life insurance and annuities	$937.9	$51.0	$—	$886.9	—
Accident and health insurance	1,263.3	83.7	97.4	1,277.0	7.6

Total premiums	$2,201.2	$134.7	$97.4	$2,163.9	4.5

2011:
Life insurance in force	$350,623.1	$55,126.0	$71.7	$295,568.8	—%
Premiums:
Life insurance and annuities	$942.3	$52.2	$—	$890.1	—
Accident and health insurance	1,241.8	76.1	97.5	1,263.2	7.7

Total premiums	$2,184.1	$128.3	$97.5	$2,153.3	4.5

2010:
Life insurance in force	$333,211.1	$6,301.3	$84.8	$326,994.6	—%
Premiums:
Life insurance and annuities	$920.9	$54.1	$0.1	$866.9	—
Accident and health insurance	1,198.4	72.9	105.3	1,230.8	8.6

Total premiums	$2,119.3	$127.0	$105.4	$2,097.7	5.0

Recoveries recognized under reinsurance agreements were $74.0 million, $75.9 million and $71.9 million for 2012, 2011 and 2010, respectively. Amounts recoverable from reinsurers were $972.4 million and $949.3 million at December 31, 2012 and 2011, respectively. Of these amounts, $793.0 million and $788.1 million for 2012 and 2011, respectively, were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. See “Note 15—Reinsurance of Blocks of Business.”

2012 ANNUAL REPORT	117

Part II

15. REINSURANCE OF BLOCKS OF BUSINESS

Effective October 1, 2000, Standard assumed, through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2012, was $573.1 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The national marketing agreement remains in effect through 2013.

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

Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2012, was $250.0 million. Approximately $60.0 million in VOBA was recorded related to the reinsurance agreement.

16. INSURANCE INFORMATION

The following table sets forth insurance information:

(In millions)	DAC(1)	Future Policy Benefits and Claims	Other Policyholder Funds	Premium Revenues	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of DAC	Other Operating Expenses(2)
2012:
Insurance Services	$223.9	$5,605.8	$557.0	$2,157.2	$339.7	$1,777.5	$45.8	$553.5
Asset Management	61.0	237.4	4,974.1	6.7	278.6	186.8	15.8	153.3

Total	$284.9	$5,843.2	$5,531.1	$2,163.9	$618.3	$1,964.3	$61.6	$706.8
2011:
Insurance Services	$213.7	$5,439.4	$579.3	$2,145.3	$341.3	$1,755.5	$42.9	$542.2
Asset Management	60.7	244.2	4,498.8	8.0	262.7	176.7	16.2	152.6

Total	$274.4	$5,683.6	$5,078.1	$2,153.3	$604.0	$1,932.2	$59.1	$694.8
2010:
Insurance Services	$192.2	$5,267.3	$569.2	$2,056.2	$338.9	$1,571.2	$39.8	$523.1
Asset Management	57.9	235.0	4,058.6	41.5	251.0	207.0	11.7	151.5

Total	$250.1	$5,502.3	$4,627.8	$2,097.7	$589.9	$1,778.2	$51.5	$674.6

(1)	See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” And “Note 12—DAC, VOBA and Other Intangible Assets.”
(2)	Other operating expenses include operating expenses, commissions and bonuses, premium taxes, interest expense and the net increase in DAC, VOBA and other intangible assets.

118	STANCORP FINANCIAL GROUP, INC.

17. REGULATORY MATTERS

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Principles (“SSAP”) set forth in publications of the National Association of Insurance Commissioners (“NAIC”).

Statutory accounting practices differ in some respects from GAAP. The principal statutory practices that differ from GAAP are:

•	Bonds and commercial mortgage loans are reported principally at amortized cost and adjusted carrying value, respectively.
•	Asset valuation and the interest maintenance reserves are provided as prescribed by the NAIC.
•	Certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables are not recognized as assets, resulting in a charge to statutory surplus.
•	Annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received.
•	Reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates.
•	Commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred.
•	Initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods.
•

Federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided.

•	Deferred tax assets, net of deferred tax liabilities, which will be realized within three years, are considered admitted assets and are included in the regulatory financial statements.
•	Surplus notes are classified as equity for statutory reporting and are classified as a liability for GAAP reporting.

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled. As of December 31, 2012, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $132.7 million and capital and surplus was $1.19 billion. Based upon Standard’s results for 2012, the amount of ordinary dividends and other distributions available in 2013, without prior approval from the Oregon Insurance Division is $132.7 million. As of December 31, 2011, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $144.0 million and capital and surplus was $1.14 billion. Based upon Standard’s results for 2011, the amount of ordinary dividends and other distributions available in 2012, without prior approval from the Oregon Insurance Division was $144.0 million. As of December 31, 2012 Standard had issued, upon approval of the Oregon Insurance Division, dividends in excess of $144.0 million.

During 2012 and 2011, Standard made distributions to StanCorp totaling $320.0 million and $87.8 million, respectively.

During 2012, StanCorp made a capital infusion of $10.0 million to The Standard Life Insurance Company of New York. In 2011, there was not a capital infusion between StanCorp and The Standard Life Insurance Company of New York.

State insurance departments require insurance enterprises to adhere to minimum Risk-based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2012 and 2011, the insurance subsidiaries’ capital levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The Authorized Control Level RBC was $189.1 million and $198.8 million at December 31, 2012 and 2011, respectively. At December 31, 2012, the capital of the Company’s insurance subsidiaries was approximately 365% of the Company Action Level RBC required by regulators, which was approximately 730% of the Authorized Control Level RBC required by the

2012 ANNUAL REPORT	119

Part II

Company’s states of domicile. At December 31, 2011, the capital of the Company’s insurance subsidiaries was approximately 327% of the Company Action Level RBC required by regulators, which was approximately 654% of the Authorized Control Level RBC required by the Company’s states of domicile.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP equity:

	December 31,
(In millions)	2012	2011
Statutory capital and surplus	$1,259.6	$1,193.1

Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	301.7	285.4
DAC, VOBA and other intangible assets	322.0	315.8
Deferred tax liabilities	(236.8)	(222.9)
Asset valuation reserve	117.5	107.2
Valuation of investments	449.8	368.7
Interest maintenance reserve	24.8	19.8
Equity of StanCorp and its non-insurance subsidiaries	51.6	(206.9)
Non-admitted assets	144.1	266.6
Prepaid pension cost	(3.8)	(89.6)
Accrued retirement and defined benefit plans	7.4	(35.1)
Capital lease obligations	(2.4)	(2.1)
Special surplus in accordance with SSAP No. 10R	—	8.6
Surplus note	(250.0)	—
Other, net	(16.5)	(18.2)

GAAP equity	$2,169.0	$1,990.4

The following table reconciles statutory net income based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP net income:

	Years ended December 31,
(In millions)	2012	2011	2010
Statutory net income	$131.5	$125.8	$195.5
Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	26.4	48.0	11.6
DAC and VOBA, net of amortization	5.5	19.2	21.9
Deferred income taxes	(22.4)	(42.1)	6.2
Current income taxes	17.2	24.7	1.3
Earnings of StanCorp and its non-insurance subsidiaries	(23.8)	(18.9)	(45.3)
Reinsurance ceding commission	(17.6)	(15.2)	(16.1)
Deferred capital gains (interest maintenance reserve)	5.0	7.2	11.6
Other, net	16.7	(12.0)	(0.8)

GAAP net income	$138.5	$136.7	$185.9

18. LONG-TERM DEBT

On August 10, 2012, the Company issued $250 million of 5.00%, 10-year senior notes (“2022 Senior Notes’’), which mature on August 15, 2022. Interest will be paid semi-annually on February 15 and August 15, beginning on February 15, 2013. The Company used the net proceeds from the issuance of the 2022 Senior Notes to repay the $250 million of 6.875%, 10-year senior notes (“2012 Senior Notes”), on September 28, 2012.

The Company has $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067, is non-callable for the first 10 years (prior to June 1, 2017). The principal amount of the Subordinated Debt is

120	STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth the Company’s long-term debt:

	December 31,
(In millions)	2012	2011
Long-term debt:
Senior notes	$250.0	$—
Subordinated debt	300.0	300.0
Other long-term borrowings	1.4	0.9

Total long-term debt	$551.4	$300.9

19. COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2012. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, StanCorp is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. StanCorp is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to performance pricing based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or the LIBOR rate plus the applicable margin, plus facility and utilization fees. At December 31, 2012, StanCorp was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Operating Lease Commitments

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2023. Most of these leases have renewal options for periods ranging from one to ten years.

The following table sets forth future minimum payments under the leases:

(In millions)
2013	$9.8
2014	8.2
2015	7.1
2016	6.8
2017	4.9
Thereafter	2.7

2012 ANNUAL REPORT	121

Part II

Total rent expense was $15.2 million, $16.4 million and $14.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth the minimum future rental receivables on non-cancelable leases of retail and office space with initial terms of one year or more:

(In millions)
2013	$8.3
2014	6.2
2015	5.7
2016	3.8
2017	1.2
Thereafter	4.6

Other Financing Obligations

The Company’s financing obligations include long-term debt and capital lease payment obligations as well as commitments to fund commercial mortgage loans.

The Company’s debt obligations consisted primarily of the $250 million 5.00% 2022 Senior Notes and the $300 million 6.90% Subordinated Debt. See “Note 18—Long-Term Debt” for additional information.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2012, the Company had outstanding commitments to fund commercial mortgage loans totaling $144.8 million, with fixed interest rates ranging from 4.50% to 5.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

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

The following table sets forth the expenses incurred for 2011 by major category:

(In millions)	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Ending Accrued Liability
Severance	$—	$4.1	$3.1	$1.0
Lease terminations	0.7	1.7	1.4	1.0
Transition and other restructuring costs	—	5.2	5.2	—

	$0.7	$11.0	$9.7	$2.0

122	STANCORP FINANCIAL GROUP, INC.

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter:

	2012
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$533.8	$528.7	$548.1	$553.3
Administrative fees	28.5	27.8	29.8	28.6
Net investment income	157.6	159.8	151.4	159.7
Net capital losses	(1.9)	(2.6)	(4.0)	(0.2)

Total revenues	718.0	713.7	725.3	741.4
Benefits to policyholders	444.7	422.4	475.9	450.0
Net income	38.4	44.9	20.0	35.2
Net income per common share:
Basic	$0.87	$1.02	$0.45	$0.79
Diluted	0.87	1.01	0.45	0.79

	2011
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$542.7	$539.8	$537.0	$533.8
Administrative fees	28.1	28.5	29.5	29.4
Net investment income	155.9	147.3	152.6	157.0
Net capital gains (losses)	1.0	7.7	(13.1)	(2.5)

Total revenues	727.7	723.3	706.0	717.7
Benefits to policyholders	446.5	432.2	452.4	440.1
Net income	38.6	47.0	17.8	33.3
Net income per common share:
Basic	$0.87	$1.06	$0.40	$0.72
Diluted	0.87	1.05	0.40	0.72

Item 9.	Changes in and Disagreements With Accountant on Accounting and Financial Disclosure

None.

Item 9A.	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. (the “Company”) has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2012, and designed to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

2012 ANNUAL REPORT	123

Part II

Management’s annual report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Company management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

124	STANCORP FINANCIAL GROUP, INC.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the internal control over financial reporting of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

February 26, 2013

2012 ANNUAL REPORT	125

Part II

Item 9B.	Other Information

On November 30, 2012, the Board of Directors approved a proposal to amend the 1999 Employee Share Purchase Plan. The amendments to the plan reduced the employee purchase discount from 15% to 5% and reduced the amount an employee can contribute to the plan from 10% of an employee’s gross salary to the lesser of 5% of an employee’s gross salary or $5,000. These changes were made effective for any offering period beginning after February 2, 2013. A copy of the agreement is attached hereto and filed herewith as Exhibit 10.3.

On February 11, 2013, the Board of Directors approved a revised form of long-term incentive agreement for senior executives to be effective for performance years 2013-2015. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.17.

On August 14, 2012, the Board of Directors approved a revised Form of Corporate Governance Guidelines, as amended. A copy of the form is attached hereto and filed herewith as Exhibit 99.1.

126	STANCORP FINANCIAL GROUP, INC.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 relating to directors of StanCorp Financial Group, Inc. (the “Company”) is set forth under the caption “Election of Directors” in the 2013 Proxy Statement, herein incorporated by reference.

For information on the executive officers of the registrant, see Part I, Item 4A, “Executive Officers of the Registrant.”

Information relating to beneficial ownership reporting compliance by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement, herein incorporated by reference.

The Company has codes of business ethics for all directors, senior executive officers, including the Chairman, President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Vice President and Controller of StanCorp (its principal executive officer, principal financial officer and principal accounting officer, respectively), and employees of the Company. The codes of business ethics are available on the Company’s investor website located at www.stancorpfinancial.com. A copy of the codes of business ethics will be provided without charge to any person who requests them by writing or telephoning the Company’s Shareholder Services Department, StanCorp Financial Group, Inc., 1100 SW Sixth Avenue, Portland, OR 97204, (800) 378-8360. The Company will disclose on its investor website any amendments to or waivers from its codes of business ethics applicable to directors or executive officers of StanCorp, including the Chairman, President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Vice President and Controller in accordance with all applicable laws and regulations.

AUDIT COMMITTEE

StanCorp has a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. Information regarding the members of the Audit Committee is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

Information required by Item 10 regarding the Audit Committee Financial Expert is reported under the caption “Corporate Governance—Committees of the Board” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

Item 11.	Executive Compensation

Information required by Item 11 regarding executive compensation and related matters is reported under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Report of the Organization & Compensation Committee” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 regarding security ownership of certain beneficial owners and management is reported under the caption “Security Ownership of Certain Beneficial Owners” and “Share Ownership of Directors and Officers” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

EQUITY COMPENSATION PLANS

The Company has two active equity compensation plans, both of which have been approved by shareholders. These are the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”).

2012 ANNUAL REPORT	127

Part III

The following table sets forth the shares to be issued subject to outstanding options and the shares otherwise available for issue under these plans as of December 31, 2012:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,000,964	$42.17	2,475,173
Equity compensation plans not approved by security holders	—	—	—

As of December 31, 2012, there were 1,541,933 shares available for issuance under the ESPP and there were 933,240 shares available to be issued as options or stock awards under the 2002 Plan. Of the shares available for issuance under the 2002 Plan, only 585,921 shares could be issued as stock awards. Shares issuable under performance share awards are not included in calculating the weighted-average price of outstanding options, warrants and rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 regarding certain relationships and related transactions, and director independence is reported under the captions “Corporate Governance—Director Independence” and “Transactions with Related Parties” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

Item 14.	Principle Accountant Fees and Services

Information required by Item 14 regarding principal accounting fees and services is reported under the caption “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

128	STANCORP FINANCIAL GROUP, INC.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index of documents filed as part of the report:
1.	The following Consolidated Financial Statements of StanCorp are included in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

4.3	Second Supplemental Indenture dated August 10, 2012 between StanCorp Financial Group, Inc. and U.S. Bank National Association (including form of 5.00% Senior Note due 2022).
4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan
10.3	1999 Employee Share Purchase Plan, as amended
10.4	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement
10.5	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement
10.6	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan
10.7	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors
10.9	StanCorp Financial Group, Inc. Short-Term Incentive Plan
10.10	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement
10.11	Form of Executive Officer and Director Indemnity Agreement

2012 ANNUAL REPORT	129

Part IV

Number	Name
10.12

Credit Agreement Dated as of June 22, 2012 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000

10.13	Form of Change of Control Agreement, as amended
10.14	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period) Effective for the periods 2010-2012
10.15	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period) Effective for the periods 2011-2013
10.16	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period) Effective for the periods 2012-2014
10.17	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2013-2015 Performance Period)
10.18	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct and Ethics for the Board of Directors
14.2	Code of Ethics for Senior Officers
14.3	Guide to Business Conduct
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney of Directors of StanCorp Financial Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended StanCorp Financial Group, Inc. Corporate Governance Guidelines dated August 14, 2012
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

130	STANCORP FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on February 26, 2013.

STANCORP FINANCIAL GROUP, INC.

By:	/s/ J. GREG NESS
J. Greg Ness Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. GREG NESS J. Greg Ness	Chairman, President and Chief Executive Officer (Principle Executive Officer), Director	February 26, 2013

/s/ FLOYD F. CHADEE Floyd F. Chadee	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2013

/s/ ROBERT M. ERICKSON Robert M. Erickson	Vice President and Controller (Principal Accounting Officer)	February 26, 2013

* Virginia L. Anderson	Director	February 12, 2013

* Frederick W. Buckman	Director	February 12, 2013

* Stanley R. Fallis	Director	February 12, 2013

* Debora D. Horvath	Director	February 12, 2013

* Duane C. McDougall	Director	February 12, 2013

* Eric E. Parsons	Director	February 12, 2013

* George J. Puentes	Director	February 12, 2013

* Mary F. Sammons	Director	February 12, 2013

* E. Kay Stepp	Director	February 12, 2013

* Michael G. Thorne	Director	February 12, 2013

*By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee, as Attorney-in-fact

2012 ANNUAL REPORT	131

EXHIBITS INDEX

Number	Name	Method of Filing
3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q, dated August 8, 2012, and incorporated herein by this reference
3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference
4.1	Amended and Restated Rights Agreement	Filed as Exhibit 4.1 on Registrant’s 10-Q, dated August 3, 2011, and exhibits to this Agreement filed as Exhibit 4.1 on Registrants 10-Q, dated November 2, 2011, and incorporated herein by this reference.
4.2	Underwriting Agreement dated August 3, 2012 between StanCorp Financial Group, Inc. and the several underwriters named therein, for whom Barclays Capital Inc.; Goldman, Sachs & Co.; and J.P. Morgan Securities LLC act as representatives.	Filed as Exhibit 1.1 on the Registrant’s Form 8-K, dated August 8, 2012, and incorporated herein by this reference
4.3	Second Supplemental Indenture dated August 10, 2012 between StanCorp Financial Group, Inc. and U.S. Bank National Association (including form of 5.00% Senior Note due 2022).	Filed as Exhibit 4.1 on the Registrant’s Form 8-K, dated August 10, 2012, and incorporated herein by this reference
4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association	Filed as Exhibit 4.1 on Registrant’s 8-K, dated May 30, 2007, and incorporated herein by this reference
10.1	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 on Registrant’s Form 10-Q, dated August 14, 2000, and incorporated herein by this reference
10.2	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed as Exhibit 10.3 on Registrant’s Form 10-K, dated March 10, 2005, and incorporated herein by this reference
10.3	1999 Employee Share Purchase Plan, as amended	Filed herewith
10.4	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement	Filed as Exhibit 10.3 on the Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference
10.5	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement	Filed as Exhibit 10.6 on Registrant’s Form 10-K, dated February 27, 2008, and incorporated herein by this reference
10.6	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.1 on the Registrant’s Form 10-Q dated May 8, 2008 and incorporated herein by this reference
10.7	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers	Filed as Exhibit 10.9 on the Registrant’s Form 10-K dated February 25, 2009, and incorporated herein by this reference
10.8	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors	Filed as Exhibit 10.4 on the Registrant’s Form 10-Q, dated May 8, 2008, and incorporated herein by this reference

132	STANCORP FINANCIAL GROUP, INC.

Number	Name	Method of Filing
10.9	StanCorp Financial Group, Inc. Short-Term Incentive Plan	Filed as Exhibit 10.2 on the Registrant’s Form 10-Q dated August 8, 2012, and incorporated herein by this reference
10.10	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement	Filed as Exhibit 10.15 on Registrant’s Form 10-K, dated February 27, 2008, and incorporated herein by this reference
10.11	Form of Executive Officer and Director Indemnity Agreement	Filed as Exhibit 10.25 on Registrant’s Form 10-Q, dated August 9, 2005, and incorporated herein by this reference
10.12	Credit Agreement Dated as of June 22, 2012 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 on the Registrant’s Form 8-K, dated June 22, 2012, and incorporated herein by this reference
10.13	Form of Change of Control Agreement, As Amended	Filed as Exhibit 10.1 on Registrant’s Form 8-K, dated December 15, 2010, and incorporated herein by this reference
10.14	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period) (Effective for the periods 2010-2012)	Filed as Exhibit 10.21 on Registrant’s Form 10-K, dated February 25, 2010, and incorporated herein by this reference
10.15	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period) (Effective for the periods 2011-2013)	Filed as Exhibit 10.21 on Registrant’s Form 10-K dated February 25, 2011, and incorporated herein by this reference
10.16	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period) (Effective for the periods 2012-2014)	Filed as Exhibit 10.15 on Registrant’s Form 10-Q, dated May 9, 2012, and incorporated herein by this reference
10.17	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2013-2015 Performance Period)	Filed herewith
10.18	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment	Filed as Exhibit 10.1 on Registrant’s Form 10-Q, dated November 4, 2008, and incorporated herein by this reference
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith
14.1	Code of Business Conduct and Ethics for the Board of Directors	Filed as Exhibit 14.1 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference
14.2	Code of Ethics for Senior Officers	Filed as Exhibit 14.2 on Registrant’s Form 10-K, dated March 5, 2004, and incorporated herein by this reference
14.3	Guide to Business Conduct	Filed as Exhibit 14.3 on Registrant’s Form 10-K, dated February 25, 2010, and incorporated herein by this reference
21	Subsidiaries of the Registrant	Filed herewith

2012 ANNUAL REPORT	133

Number	Name	Method of Filing
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Amended StanCorp Financial Group, Inc. Corporate Governance Guidelines dated August 14, 2012	Filed herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

134	STANCORP FINANCIAL GROUP, INC.