Form 10-Q
period 2013-03-31
STANCORP FINANCIAL GROUP INC
filed 2013-05-09
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 26, 2013, there were 44,269,963 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012	2

	Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and the year ended December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	69

ITEM 4.	CONTROLS AND PROCEDURES	69

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	70

ITEM 1A.	RISK FACTORS	70

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	73

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	74

ITEM 4.	MINE SAFETY DISCLOSURES	74

ITEM 5.	OTHER INFORMATION	74

ITEM 6.	EXHIBITS	75

SIGNATURES		76

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Premiums	$536.2	$553.3
Administrative fees	28.7	28.6
Net investment income	159.2	159.7
Net capital (losses) gains:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.3)	(0.8)
All other net capital (losses) gains	(1.3)	0.6

Total net capital losses	(1.6)	(0.2)

Total revenues	722.5	741.4

Benefits and expenses:
Benefits to policyholders	441.8	450.0
Interest credited	46.6	47.2
Operating expenses	105.1	123.9
Commissions and bonuses	53.8	55.4
Premium taxes	9.5	10.0
Interest expense	8.5	9.7
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(3.1)	(2.5)

Total benefits and expenses	662.2	693.7

Income before income taxes	60.3	47.7
Income taxes	13.5	12.5

Net income	$46.8	$35.2

Net income per common share:
Basic	$1.05	$0.79
Diluted	1.05	0.79
Weighted-average common shares outstanding:
Basic	44,426,153	44,327,122
Diluted	44,500,049	44,461,841

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(In millions)

	Three Months Ended March 31,
	2013	2012
Net income	$46.8	$35.2

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on fixed maturity securities—available-for-sale:
Net unrealized capital (losses) gains on fixed maturity securities—available-for-sale(1)	$(17.2)	$1.3
Reclassification adjustment for net capital gains included in net income(2)	(1.2)	(0.8)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	—	0.4
Reclassification adjustment for amortization to net periodic pension (credit) cost, net(4)	(4.8)	1.6

Total other comprehensive (loss) income, net of tax	(23.2)	2.5

Comprehensive income	$23.6	$37.7

(1)	Net of tax benefit of $7.5 million and tax expense of $2.3 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Net of tax benefits of $0.8 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.
(3)	Net of tax expense of $0.2 million for the three months ended March 31, 2012.
(4)	Net of tax benefit of $2.6 million and tax expense of $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2013	December 31, 2012
ASSETS
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,614.5 and $6,517.7)	$7,248.7	$7,190.7
Commercial mortgage loans, net	5,320.4	5,267.4
Real estate, net	94.2	95.5
Other invested assets	206.9	175.5

Total investments	12,870.2	12,729.1
Cash and cash equivalents	143.3	160.7
Premiums and other receivables	121.9	123.0
Accrued investment income	112.8	109.3
Amounts recoverable from reinsurers	979.0	972.4
Deferred acquisition costs, value of business acquired and other intangible assets, net	352.4	346.5
Goodwill	36.0	36.0
Property and equipment, net	86.9	90.7
Other assets	66.9	69.3
Separate account assets	5,600.1	5,154.3

Total assets	$20,369.5	$19,791.3

LIABILITIES AND SHARE HOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$5,851.9	$5,843.2
Other policyholder funds	5,630.8	5,531.1
Deferred tax liabilities, net	147.6	148.1
Short-term debt	1.1	1.0
Long-term debt	551.6	551.4
Other liabilities	398.8	393.2
Separate account liabilities	5,600.1	5,154.3

Total liabilities	18,181.9	17,622.3

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 44,323,664 and 44,419,448 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	84.6	89.6
Accumulated other comprehensive income	286.1	309.3
Retained earnings	1,816.9	1,770.1

Total shareholders’ equity	2,187.6	2,169.0

Total liabilities and shareholders’ equity	$20,369.5	$19,791.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions—except per share data)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Income (loss)	Earnings	Equity
Balance, January 1, 2012	44,268,859	$82.4	$235.1	$1,672.9	$1,990.4

Net income	—	—	—	138.5	138.5
Other comprehensive income, net of tax	—	—	74.2	—	74.2
Common stock:
Repurchased	(279,700)	(10.0)	—	—	(10.0)
Issued under share-based compensation plans, net	430,289	17.2	—	—	17.2
Dividends declared on common stock ($0.93 per share)	—	—	—	(41.3)	(41.3)

Balance, December 31, 2012	44,419,448	89.6	309.3	1,770.1	2,169.0

Net income	—	—	—	46.8	46.8
Other comprehensive loss, net of tax	—	—	(23.2)	—	(23.2)
Common stock:
Repurchased	(249,794)	(9.9)	—	—	(9.9)
Issued under share-based compensation plans, net	154,010	4.9	—	—	4.9

Balance, March 31, 2013	44,323,664	$84.6	$286.1	$1,816.9	$2,187.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2013	2012
Operating:
Net income	$46.8	$35.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	1.6	0.2
Depreciation and amortization	28.3	31.0
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(20.7)	(21.5)
Deferred income taxes	13.3	12.0
Changes in other assets and liabilities:
Receivables and accrued income	(9.0)	(11.0)
Future policy benefits and claims	17.7	31.9
Other, net	(5.2)	50.2

Net cash provided by operating activities	72.8	128.0

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	283.6	195.1
Proceeds from sale or repayment of commercial mortgage loans	220.6	130.5
Proceeds from sale of real estate	3.5	1.8
Proceeds from sale of other investments, net	0.2	—
Acquisition of fixed maturity securities—available-for-sale	(376.0)	(285.7)
Acquisition or origination of commercial mortgage loans	(280.1)	(216.6)
Acquisition of real estate	(0.3)	(0.1)
Acquisition of other invested assets	(31.6)	(19.7)
Acquisition of property and equipment, net	(1.7)	(3.9)

Net cash used in investing activities	(181.8)	(198.6)

Financing:
Policyholder fund deposits	521.0	476.2
Policyholder fund withdrawals	(421.3)	(431.8)
Issuance of common stock	1.5	3.3
Repurchases of common stock	(9.9)	—
Other, net	0.3	0.5

Net cash provided by financing activities	91.6	48.2

Decrease in cash and cash equivalents	(17.4)	(22.4)
Cash and cash equivalents, beginning of period	160.7	138.4

Cash and cash equivalents, end of period	$143.3	$116.0

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$46.6	$43.3
Income taxes	10.7	(0.5)
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	3.8	6.8
Commercial mortgage loans originated on real estate sold	—	0.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp, headquartered in Portland, Oregon, is a holding company and conducts business through wholly-owned operating subsidiaries throughout the United States. Through its subsidiaries, StanCorp has the authority to underwrite insurance products in all 50 states. StanCorp operates through two segments: Insurance Services and Asset Management and also reports in an Other category. See “Note 5—Segments.”

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

Standard Management manages certain real estate properties held for sale from time to time in conjunction with our real estate business.

Standard holds interests in tax-advantaged investments. These interests are accounted for under the equity method of accounting. The total investment in these interests was $204.4 million and $173.0 million at March 31, 2013 and December 31, 2012, respectively.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires disclosures for reclassification adjustments including changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Effective January 1, 2013, the Company has adopted this standard.

The accompanying unaudited condensed consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2013, and for the results of operations and cash flows for the three months ended March 31, 2013 and 2012. Interim results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. This report should be read in conjunction with the Company’s 2012 annual report on Form 10-K.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended March 31,
	2013	2012
Net income (In millions)	$46.8	$35.2

Basic weighted-average common shares outstanding	44,426,153	44,327,122
Stock options	71,621	127,126
Stock awards	2,275	7,593

Diluted weighted-average common shares outstanding	44,500,049	44,461,841

Net income per common share:
Net income per basic common share	$1.05	$0.79
Net income per diluted common share	1.05	0.79
Antidilutive shares not included in net income per diluted common share calculation	1,874,311	1,909,874

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain related parties. Of the 4,800,000 shares of common stock authorized for the 2002 Plan, 595,416 shares or options for shares remain available for grant at March 31, 2013. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 3,500,000 shares authorized for the ESPP, 1,460,593 shares remain available for issuance at March 31, 2013.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Compensation cost	$1.4	$2.3
Related income tax benefit	0.5	0.8

The Company has provided two types of share-based compensation pursuant to the 2002 Plan: option grants and stock award grants.

Option Grants

Options are granted to officers and certain non-officer employees. Options are granted with an exercise price equal to the closing market price of StanCorp common stock on the grant date. Options generally vest in equal installments on the first four anniversaries of the vesting reference date.

The Company granted options to purchase 163,367 and 225,133 shares for the first quarters of 2013 and 2012, respectively, at a weighted-average per share exercise price of $38.56 and $39.58, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first quarters of 2013 and 2012 was $13.64 and $14.44 per share, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At March 31, 2013, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $6.9 million. This compensation cost will be recognized over a weighted-average period of 2.7 years.

Stock Award Grants

The Company currently grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 408,926 shares available for issuance as stock award grants at March 31, 2013.

RSUs

Beginning in the first quarter of 2013, the Company granted annual RSUs to officers and senior officers of the Company. The RSUs cliff vest on the third anniversary of the vesting reference date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The Company granted 59,823 RSUs for the first quarter of 2013.

The compensation cost of RSUs is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At March 31, 2013, the total compensation cost related to unvested RSUs that had not yet been recognized in the financial statements was $2.1 million. This compensation cost will be recognized over a weighted-average period of 2.9 years.

Performance Shares

The Company grants Performance Shares to designated senior officers as long-term incentive compensation. The payout for these awards is based on the Company’s financial performance over a three-year period. Performance Shares represent the maximum number of shares of StanCorp common stock issuable to the designated senior officers. The actual number of shares issued at the end of the performance period is based on continued employment and satisfaction of Company financial performance conditions, with a portion of the shares withheld to cover required tax withholding.

The Company granted 117,172 and 179,818 Performance Shares for the first quarters of 2013 and 2012, respectively.

The Company issued no shares for the first quarter of 2013 and 9,899 shares of StanCorp common stock for the first quarter of and 2012, respectively, to redeem Performance Shares that vested following the 2012 and 2011 performance periods, net of Performance Shares withheld to cover the required taxes.

The fair value of the Performance Shares is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $17.3 million in additional compensation cost would be recognized through 2015. The target or expected payout is 50% of the maximum Performance Shares for the 2013 and 2015 performance periods. A target payout for these periods would result in $8.7 million of additional compensation cost through 2015. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Director Stock Grants

Each director who is not an employee of the Company receives annual stock grants with a fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting. The stock grants generally vest after one year.

Employee Share Purchase Plan

Currently, the Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 5% discount of the lesser of the closing market price of StanCorp common stock on either the commencement date or the final date of each six-month offering period. Under the terms of the plan, each eligible employee may elect to have the lesser of up to 5% of the employee’s gross total cash compensation or $5,000 per offering period to be withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year.

Purchases prior to February 2, 2013, allowed for a purchase discount of 15% and contributions of up to 10% of the employee’s gross total cash compensation.

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Compensation cost	$0.2	$0.6
Related income tax benefit	0.1	0.2

4.	RETIREMENT BENEFITS

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

The Company recognizes the funded status of the pension plans as an asset or liability on the balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the year-end balance sheet date. While the Company is not obligated to make any contributions to its pension plans for 2013, it does evaluate the funding status of these plans annually in the fourth quarter.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Components of net periodic benefit cost:
Service cost	$2.6	$2.5
Interest cost	4.1	4.1
Expected return on plan assets	(7.3)	(6.6)
Amortization of prior service cost	0.2	0.2
Amortization of net actuarial loss	2.3	2.1

Net periodic benefit cost	1.9	2.3

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net actuarial loss	(2.3)	(2.1)

Total recognized in other comprehensive income	(2.5)	(2.3)

Total recognized in net periodic benefit cost and other comprehensive income	$(0.6)	$—

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan is limited to employees who had reached the age of 40, or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is closed to new participants. In 2012, the postretirement benefit plan was amended to reduce future benefits to plan participants that are either not eligible to or choose not to retire on or before July 1, 2013, which reduced operating expenses by $10.3 million for the first quarter of 2013. The 2012 amendment will not affect future benefits for employees who are retired as of July 1, 2013. In addition, as of December 31, 2011, the group term life insurance benefit was curtailed for plan participants who were not retired at December 31, 2011.

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

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Components of net periodic benefit (credit) cost:
Service cost	$—	$0.2
Interest cost	0.2	0.4
Expected return on plan assets	(0.2)	(0.2)
Amortization of prior service cost	(13.2)	(0.1)
Amortization of net actuarial loss	2.9	—

Net periodic benefit (credit) cost	(10.3)	0.3

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net gain	—	(0.7)
Amortization of prior service cost	13.2	0.1
Amortization of net actuarial loss	(2.9)	—

Total recognized in other comprehensive (income) loss	10.3	(0.6)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$—	$(0.3)

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $3.3 million and $3.1 million for the first quarters of 2013 and 2012, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $10.9 million at March 31, 2013 and $10.5 million at December 31, 2012.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $27.6 million and $27.5 million at March 31, 2013 and December 31, 2012, respectively. Expenses were $0.8 million and $0.6 million for the first quarters of 2013 and 2012, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income was $0.2 million and $4.7 million at March 31, 2013 and December 31, 2012, respectively.

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

The following table sets forth intersegment revenues:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Intersegment administrative fee revenues	$4.7	$4.4

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$215.4	$224.9
Group long term disability	200.3	204.2
Group short term disability	55.9	53.8
Group other	19.1	19.9
Experience rated refunds	(4.5)	4.1

Total group insurance	486.2	506.9
Individual disability insurance	47.0	44.2

Total Insurance Services premiums	533.2	551.1

Asset Management:
Retirement plans	1.2	0.8
Individual annuities	1.8	1.4

Total Asset Management premiums	3.0	2.2

Total premiums	$536.2	$553.3

Administrative fees:
Insurance Services:
Group insurance	$3.5	$3.0
Individual disability insurance	—	0.1

Total Insurance Services administrative fees	3.5	3.1

Asset Management:
Retirement plans	22.2	22.2
Other financial services businesses	7.7	7.7

Total Asset Management administrative fees	29.9	29.9

Other	(4.7)	(4.4)

Total administrative fees	$28.7	$28.6

Net investment income:
Insurance Services:
Group insurance	$68.6	$71.3
Individual disability insurance	13.4	13.3

Total Insurance Services net investment income	82.0	84.6

Asset Management:
Retirement plans	24.2	23.4
Individual annuities	46.2	46.9
Other financial services businesses	2.9	2.8

Total Asset Management net investment income	73.3	73.1

Other	3.9	2.0

Total net investment income	$159.2	$159.7

The following table sets forth income before income taxes and assets by major product line or category within certain of the Company’s segments:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Income (loss) before income taxes:
Insurance Services:
Group insurance	$34.0	$28.5
Individual disability insurance	14.8	17.6

Total Insurance Services income before income taxes	48.8	46.1

Asset Management	17.2	15.0

Other	(5.7)	(13.4)

Total income before income taxes	$60.3	$47.7

Assets:
Insurance Services:
Group insurance	$6,027.8	$5,954.5
Individual disability insurance	2,283.3	2,208.4

Total Insurance Services assets	8,311.1	8,162.9

Asset Management	11,592.0	10,632.6

Other	466.4	303.6

Total assets	$20,369.5	$19,099.1

The following tables set forth select segment information:

	Insurance	Asset
	Services	Management	Other	Total
	(In millions)
Three Months Ended March 31, 2013
Revenues:
Premiums	$533.2	$3.0	$—	$536.2
Administrative fees	3.5	29.9	(4.7)	28.7
Net investment income	82.0	73.3	3.9	159.2
Net capital losses	—	—	(1.6)	(1.6)

Total revenues	618.7	106.2	(2.4)	722.5

Benefits and expenses:
Benefits to policyholders	436.0	5.8	—	441.8
Interest credited	0.9	45.7	—	46.6
Operating expenses	82.1	28.2	(5.2)	105.1
Commissions and bonuses	45.9	7.9	—	53.8
Premium taxes	9.5	—	—	9.5
Interest expense	—	—	8.5	8.5
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(4.5)	1.4	—	(3.1)

Total benefits and expenses	569.9	89.0	3.3	662.2

Income (loss) before income taxes	$48.8	$17.2	$(5.7)	$60.3

Total assets	$8,311.1	$11,592.0	$466.4	$20,369.5

	Insurance	Asset
	Services	Management	Other	Total
	(In millions)
Three Months Ended March 31, 2012
Revenues:
Premiums	$551.1	$2.2	$—	$553.3
Administrative fees	3.1	29.9	(4.4)	28.6
Net investment income	84.6	73.1	2.0	159.7
Net capital losses	—	—	(0.2)	(0.2)

Total revenues	638.8	105.2	(2.6)	741.4

Benefits and expenses:
Benefits to policyholders	444.7	5.3	—	450.0
Interest credited	1.6	45.6	—	47.2
Operating expenses	92.6	30.2	1.1	123.9
Commissions and bonuses	48.7	6.7	—	55.4
Premium taxes	10.0	—	—	10.0
Interest expense	—	—	9.7	9.7
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(4.9)	2.4	—	(2.5)

Total benefits and expenses	592.7	90.2	10.8	693.7

Income (loss) before income taxes	$46.1	$15.0	$(13.4)	$47.7

Total assets	$8,162.9	$10,632.6	$303.6	$19,099.1

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following tables set forth the estimated fair value and the carrying value of each financial instrument:

	March 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,596.4	$6,596.4	$—	$6,520.1	$76.3
U.S. government and agency bonds	397.8	397.8	—	396.7	1.1
U.S. state and political subdivision bonds	167.9	167.9	—	166.2	1.7
Foreign government bonds	71.3	71.3	—	71.3	—
S&P 500 Index options	15.3	15.3	—	—	15.3

Total fixed maturity securities	$7,248.7	$7,248.7	$—	$7,154.3	$94.4

Commercial mortgage loans, net	$5,320.4	$5,962.5	$—	$—	$5,962.5
Policy loans	2.5	2.5	—	—	2.5
Separate account assets	5,600.1	5,600.1	5,455.9	144.2	—
Liabilities:
Total other policyholder funds, investment type contracts	$5,013.3	$5,386.7	$—	$—	$5,386.7
Index-based interest guarantees	63.6	63.6	—	—	63.6
Short-term debt	1.1	1.3	—	1.3	—
Long-term debt	551.6	580.7	—	580.7	—

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,525.9	$6,525.9	$—	$6,445.5	$80.4
U.S. government and agency bonds	413.0	413.0	—	411.9	1.1
U.S. state and political subdivision bonds	168.4	168.4	—	166.7	1.7
Foreign government bonds	72.1	72.1	—	72.1	—
S&P 500 Index options	11.3	11.3	—	—	11.3

Total fixed maturity securities	$7,190.7	$7,190.7	$—	$7,096.2	$94.5

Commercial mortgage loans, net	$5,267.4	$5,946.3	$—	$—	$5,946.3
Policy loans	2.5	2.5	—	—	2.5
Separate account assets	5,154.3	5,154.3	5,007.5	146.8	—
Liabilities:
Total other policyholder funds, investment type contracts	$4,916.7	$5,331.3	$—	$—	$5,331.3
Index-based interest guarantees	57.4	57.4	—	—	57.4
Short-term debt	1.0	1.2	—	1.2	—
Long-term debt	551.4	567.4	—	567.4	—

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

The fair value for long-term debt was predominantly based on quoted market prices as of March 31, 2013 and December 31, 2012, and trades occurring close to March 31, 2013 and December 31, 2012.

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

Fixed maturity securities are comprised of the following classes:

•	Corporate bonds.
•	U.S. government and agency bonds.
•	U.S. state and political subdivision bonds.
•	Foreign government bonds.
•	S&P 500 Index options.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of March 31, 2013 or December 31, 2012.

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

The Company calculates the fair value for its S&P 500 Index options using the Black-Scholes option pricing model and parameters derived from market sources. The Company’s valuations maximize the use of observable inputs, which include direct price quotes from the Chicago Board Options Exchange (“CBOE”) and values for on-the-run treasury securities and London Interbank Offered Rate (“LIBOR”) as reported by Bloomberg. Unobservable inputs are estimated from the best sources available to the Company. These include estimates of future gross dividends to be paid on the stocks underlying the S&P 500 Index, estimates of bid-ask spreads, and estimates of implied volatilities on options. Valuation parameters are calibrated to replicate the actual end-of-day market quotes for options trading on the CBOE. The Company performs additional validation procedures such as the daily observation of market activity and conditions and the tracking and analyzing of actual quotes provided by banking counterparties each time the Company purchases options from them. Additionally, in order to help validate the values derived through the procedures noted above, the Company obtains indicators of value from representative investment banks.

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

Quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value is as follows:

	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of inputs
	(Dollars in millions)
S&P 500 Index options	$15.3	Black-Scholes option pricing model	Various assumptions	(a)
Index-based interest guarantees	63.6	Discounted cash flow	Expected future option purchase	1%-5%
			Various assumptions	(b)
		Black-Scholes option pricing model	Various assumptions	(a)
Commercial mortgage loans	54.0	Appraisals	Reduction on appraisal	0%-25%
		Cash flows	Capitalization rate (c)	7%-16%
Real Estate Owned	14.9	Appraisals	Reduction on appraisal	0%-53%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)	Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36%.
(c)	Capitalization rates are used as an internal analysis in converting the underlying property’s income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended March 31, 2013
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning balance	$1.1	$1.7	$80.4	$11.3	$94.5	$57.4
Total realized/unrealized gains (losses):
Included in net income	—	—	—	6.0	6.0	6.2
Included in other comprehensive income (loss)	—	—	(4.1)	—	(4.1)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	1.9	1.9	—
Issuances	—	—	—	—	—	1.1
Sales	—	—	—	—	—	—
Settlements	—	—	—	(3.9)	(3.9)	(1.1)
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—

Ending balance	$1.1	$1.7	$76.3	$15.3	$94.4	$63.6

	Three Months Ended March 31, 2012
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning balance	$0.5	$1.4	$64.0	$7.2	$73.1	$49.5
Total realized/unrealized gains (losses):
Included in net income	—	—	—	6.7	6.7	6.4
Included in other comprehensive income (loss)	—	—	(1.4)	—	(1.4)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.0	2.0	—
Issuances	—	—	—	—	—	0.1
Sales	—	—	—	—	—	—
Settlements	—	—	—	(1.6)	(1.6)	(0.7)
Transfers into level 3	—	0.4	—	—	0.4	—
Transfers out of level 3	(0.5)	—	(9.5)	—	(10.0)	—

Ending balance	$—	$1.8	$53.1	$14.3	$69.2	$55.3

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for the first quarter of 2013 and 2012.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Assets:
S&P 500 Index options	$4.9	$5.7
Liabilities:
Index-based interest guarantees	$(6.5)	$(6.8)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded in other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded to interest credited.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, such as impaired commercial mortgage loans with specific allowances for losses and Real Estate Owned. The impaired commercial mortgage loans and Real Estate Owned are valued using Level 3 measurements. These Level 3 inputs are reviewed for reasonableness by management and evaluated on a quarterly basis. The commercial mortgage loan measurements include valuation of the market value of the asset using general underwriting procedures and appraisals. Real Estate Owned is initially recorded at net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional information is received.

The following table sets forth the assets measured at fair value on a nonrecurring basis as of March 31, 2013 that the Company continued to hold:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In millions)
Commercial mortgage loans	$54.0	$—	$—	$54.0
Real Estate Owned	14.9	—	—	14.9

Total assets measured at fair value on a nonrecurring basis	$68.9	$—	$—	$68.9

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $71.4 million were written down to their fair value of $54.0 million, less selling costs, at March 31, 2013. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $22.8 million at March 31, 2013. The Real Estate Owned measured on a nonrecurring basis as of March 31, 2013, and still held at March 31, 2013 had net capital losses totaling $0.6 million for the first quarter of 2013. Real Estate Owned measured on a nonrecurring basis represents newly acquired properties or properties with a value that has been adjusted based on pending sale or other market information.

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Corporate bonds	$6,045.7	$557.6	$(6.9)	$6,596.4
U.S. government and agency bonds	340.9	56.9	—	397.8
U.S. state and political subdivision bonds	151.4	16.5	—	167.9
Foreign government bonds	61.2	10.1	—	71.3
S&P 500 Index options	15.3	—	—	15.3

Total fixed maturity securities	$6,614.5	$641.1	$(6.9)	$7,248.7

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Corporate bonds	$5,942.0	$587.7	$(3.8)	$6,525.9
U.S. government and agency bonds	351.5	61.5	—	413.0
U.S. state and political subdivision bonds	151.6	16.8	—	168.4
Foreign government bonds	61.3	10.8	—	72.1
S&P 500 Index options	11.3	—	—	11.3

Total fixed maturity securities	$6,517.7	$676.8	$(3.8)	$7,190.7

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$680.6	$694.9	$699.2	$712.9
Due after one year through five years	2,746.6	2,975.2	2,779.9	3,009.1
Due after five years through ten years	2,365.0	2,579.7	2,184.7	2,422.6
Due after ten years	822.3	998.9	853.9	1,046.1

Total fixed maturity securities	$6,614.5	$7,248.7	$6,517.7	$7,190.7

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.2%, or $305.5 million, of the Company’s fixed maturity securities portfolio at March 31, 2013. At March 31, 2013, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio. At March 31, 2013, the Company did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At March 31, 2013, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.8%, or $57.3 million, of the Company’s fixed maturity security portfolio. There were no impairments on fixed maturity securities related to euro zone exposure during the first three months of 2013 or 2012.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2013
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
Corporate bonds	291	$6.9	282	$6.7	9	$0.2
Fair market value of securities with unrealized losses:
Corporate bonds	291	$515.3	282	$508.4	9	$6.9

	December 31, 2012
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
Corporate bonds	198	$3.8	188	$3.6	10	$0.2
Fair market value of securities with unrealized losses:
Corporate bonds	198	$342.5	188	$335.5	10	$7.0

The unrealized losses on the investment securities set forth above were partly due to increases in market interest rates, subsequent to their purchase by the Company and have also been affected by overall economic factors. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to credit quality or due to any company or industry specific event. Based on management’s evaluation of the securities and the Company’s intent to hold the securities, and as it is unlikely that the Company will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary.

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At March 31, 2013, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,571.8	48.3%	$2,560.7	48.6%
Industrial	1,020.4	19.2	995.8	18.9
Office	967.0	18.1	960.8	18.2
Hotel/motel	280.0	5.3	280.8	5.3
Commercial	215.9	4.1	205.3	4.0
Apartment and other	265.3	5.0	264.0	5.0

Total commercial mortgage loans, net	$5,320.4	100.0%	$5,267.4	100.0%

Geographic region*:
Pacific	$1,869.7	35.1%	$1,844.1	35.0%
South Atlantic	1,084.2	20.4	1,069.2	20.2
West South Central	644.2	12.2	634.8	12.1
Mountain	614.4	11.5	612.7	11.6
East North Central	446.8	8.4	443.9	8.4
Middle Atlantic	240.4	4.5	240.3	4.6
West North Central	181.5	3.4	183.0	3.5
East South Central	152.7	2.9	150.5	2.9
New England	86.5	1.6	88.9	1.7

Total commercial mortgage loans, net	$5,320.4	100.0%	$5,267.4	100.0%

U.S. state:
California	$1,455.0	27.3%	$1,436.3	27.3%
Texas	590.9	11.1	587.0	11.1
Florida	336.1	6.3	331.9	6.3
Georgia	309.3	5.8	311.5	5.9
Other states	2,629.1	49.5	2,600.7	49.4

Total commercial mortgage loans, net	$5,320.4	100.0%	$5,267.4	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

Due to the concentration of commercial mortgage loans in California, the Company could be exposed to potential losses as a result of an economic downturn in California as well as certain catastrophes. See Part II, Item 1A, “Risk Factors.”

The carrying value of commercial mortgage loans represents the outstanding principal balance less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general and a specific loan loss allowance.

Impairment Evaluation

The Company monitors its commercial mortgage loan portfolio for potential impairment by evaluating the portfolio and individual loans. Key factors that are monitored are as follows:

•	Loan loss experience.
•	Delinquency history.
•	Debt coverage ratio.
•	Loan to value ratio.
•	Refinancing and restructuring history.
•	Request for forbearance history.

If the analysis above indicates a loan might be impaired, it is further analyzed through the consideration of the following additional factors:

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$46.6	$48.1
Provision	3.1	1.3
Charge-offs, net	(6.9)	(3.8)

Ending balance	$42.8	$45.6

Specific loan loss allowance	$22.8	$25.5
General loan loss allowance	20.0	20.1

Total commercial mortgage loan loss allowance	$42.8	$45.6

The decrease in commercial mortgage loan loss allowance as of March 31, 2013 compared to March 31, 2012 was primarily due to the decrease in the specific loan loss allowance as of March 31, 2013 compared to March 31, 2012. The increase in the provision and charge-offs for the first quarter of 2013 compared to the same period of 2012 were primarily related to losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio during the first quarter of 2013.

The following table sets forth the recorded investment in commercial mortgage loans:

	March 31, 2013	December 31, 2012
	(In millions)
Commercial mortgage loans collectively evaluated for impairment	$5,265.0	$5,214.2
Commercial mortgage loans individually evaluated for impairment	98.2	99.8
Commercial mortgage loan loss allowance	(42.8)	(46.6)

Total commercial mortgage loans	$5,320.4	$5,267.4

The Company assesses the credit quality of its commercial mortgage loan portfolio quarterly by reviewing the performance of its portfolio, which includes evaluating its performing and nonperforming commercial mortgage loans. Nonperforming commercial mortgage loans include all commercial mortgage loans that are 60 days or more past due and commercial mortgage loans that are not 60 days past due but are not substantially performing to other original contractual terms.

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	March 31, 2013
				Hotel/		Apartment
	Retail	Office	Industrial	Motel	Commercial	and Other	Total
	(In millions)
Performing commercial mortgage loans	$2,564.2	$965.3	$1,016.7	$280.0	$215.2	$264.7	$5,306.1
Nonperforming commercial mortgage loans	7.6	1.7	3.7	—	0.7	0.6	14.3

Total commercial mortgage loans	$2,571.8	$967.0	$1,020.4	$280.0	$215.9	$265.3	$5,320.4

	December 31, 2012
				Hotel/		Apartment
	Retail	Office	Industrial	Motel	Commercial	and Other	Total
	(In millions)
Performing commercial mortgage loans	$2,552.5	$955.8	$993.0	$280.8	$204.7	$263.5	$5,250.3
Nonperforming commercial mortgage loans	8.2	5.0	2.8	—	0.6	0.5	17.1

Total commercial mortgage loans	$2,560.7	$960.8	$995.8	$280.8	$205.3	$264.0	$5,267.4

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$16.6	$16.6	$—	$4.1
Office	4.1	4.1	—	2.9
Industrial	4.2	4.2	—	1.4
Apartment and other	1.9	1.9	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	26.8	26.8	—	8.4

With specific loan loss allowances:
Retail	37.7	37.7	11.4	7.3
Office	9.9	9.9	2.4	0.7
Industrial	10.8	10.8	3.1	3.0
Commercial	10.0	10.0	5.8	3.1
Apartment and other	3.0	3.0	0.1	—

Total impaired commercial mortgage loans with specific loan loss allowances	71.4	71.4	22.8	14.1

Total impaired commercial mortgage loans	$98.2	$98.2	$22.8	$22.5

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$15.3	$15.3	$—	$2.2
Office	5.2	5.2	—	4.1
Industrial	3.3	3.3	—	0.2
Apartment and other	1.9	1.9	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	25.7	25.7	—	6.5

With specific loan loss allowances:
Retail	37.9	37.9	13.2	9.3
Office	10.3	10.3	2.5	1.3
Industrial	11.4	11.4	3.6	2.0
Commercial	11.4	11.4	6.2	2.7
Apartment and other	3.1	3.1	0.1	—

Total impaired commercial mortgage loans with specific loan loss allowances	74.1	74.1	25.6	15.3

Total impaired commercial mortgage loans	$99.8	$99.8	$25.6	$21.8

The decrease in impaired commercial mortgage loans at March 31, 2013 compared to December 31, 2012 was primarily due to loan repayments and foreclosures during the first three months of 2013. As of March 31, 2013 and December 31, 2012, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

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

The following table sets forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended March 31, 2013
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
	(Dollars in millions)
Troubled debt restructurings:
Retail	3	$1.9	$4.9

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the first three months of 2013.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Average recorded investment	$99.0	$104.4

Interest Income

The Company records interest income in net investment income and continues to recognize interest income on delinquent commercial mortgage loans, until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is put on non-accrual status. For loans that are less than 90 days delinquent, management may reverse interest income and the accrued interest receivable if there is a question on the collectability of the interest. Interest income on loans in the 90-day delinquent category is recognized in the period the cash is collected. The Company resumes the recognition of interest income when the loan becomes less than 90 days delinquent and management determines it is probable that the loan will remain performing.

The amount of interest income recognized on impaired commercial mortgage loans was $1.0 million and $1.1 million for the first quarters of 2013 and 2012, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $0.9 million and $1.1 million for the first quarters of 2013 and 2012, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	March 31, 2013
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, net	Total Commercial Mortgage Loans
	(In millions)
Commercial mortgage loans:
Retail	$27.0	$0.7	$8.2	$35.9	$(1.3)	$2,537.2	$2,571.8
Office	1.5	0.4	1.6	3.5	(0.3)	963.8	967.0
Industrial	1.6	—	4.7	6.3	(1.0)	1,015.1	1,020.4
Hotel/motel	—	—	—	—	—	280.0	280.0
Commercial	—	—	2.9	2.9	(2.3)	215.3	215.9
Apartment and other	—	—	0.6	0.6	—	264.7	265.3

Total commercial mortgage loans	$30.1	$1.1	$18.0	$49.2	$(4.9)	$5,276.1	$5,320.4

	December 31, 2012
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, net	Total Commercial Mortgage Loans
	(In millions)
Commercial mortgage loans:
Retail	$17.2	$4.9	$4.7	$26.8	$(1.4)	$2,535.3	$2,560.7
Office	4.1	—	5.6	9.7	(0.6)	951.7	960.8
Industrial	1.6	0.5	3.6	5.7	(1.4)	991.5	995.8
Hotel/motel	—	—	—	—	—	280.8	280.8
Commercial	2.7	—	1.4	4.1	(0.8)	202.0	205.3
Apartment and other	—	0.6	—	0.6	—	263.4	264.0

Total commercial mortgage loans	$25.6	$6.0	$15.3	$46.9	$(4.2)	$5,224.7	$5,267.4

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $19.1 million and $21.3 million at March 31, 2013 and December 31, 2012, respectively. Overall, commercial mortgage loans at least 60 days past due were 0.35% and 0.40% of the commercial mortgage loan portfolio at March 31, 2013 and December 31, 2012.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Bonds	$76.4	$79.2
S&P 500 Index options	6.0	6.7

Total fixed maturity securities	82.4	85.9
Commercial mortgage loans	83.4	79.5
Real estate	(0.3)	0.1
Other	2.4	2.0

Gross investment income	167.9	167.5
Investment expenses	(5.6)	(5.7)
Tax-advantaged investment operating losses	(3.1)	(2.1)

Net investment income	$159.2	$159.7

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Gains:
Fixed maturity securities	$2.6	$2.5
Commercial mortgage loans	0.5	0.2
Real Estate Owned	0.1	0.1
Other	0.2	0.1

Gross capital gains	3.4	2.9

Losses:
Fixed maturity securities	(0.6)	(1.3)
Provision for commercial mortgage loan losses	(3.1)	(1.3)
Real Estate Owned	(1.0)	(0.5)
Other	(0.3)	—

Gross capital losses	(5.0)	(3.1)

Net capital losses	$(1.6)	$(0.2)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.8 million and $7.9 million at March 31, 2013 and December 31, 2012, respectively.

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

The notional amount of the Company’s S&P 500 Index options at March 31, 2013 and December 31, 2012 was $319.1 million and $315.2 million, respectively. Option premiums paid for the Company’s S&P 500 Index options were $1.9 million and $2.0 million for the first quarters of 2013 and 2012, respectively. The Company received $3.9 million and $1.6 million for options exercised for the first quarters of 2013 and 2012, respectively.

The Company recognizes all derivative investments as assets or liabilities on the balance sheet at fair value. The Company currently does not designate its derivatives as hedging instruments and thus does not use hedge accounting. As such, any change in the fair value of the derivative assets and derivative liabilities is recognized as income or loss in the period of change. See “Note 6—Fair Value” for additional information regarding the fair value of the Company’s derivative assets and liabilities.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	March 31,	December 31,
Derivatives Not Designated as Hedging Instruments	2013	2012
	(In millions)
Assets:
Fixed maturity securities:
S&P 500 Index options	$15.3	$11.3
Liabilities:
Other policyholder funds:
Index-based interest guarantees	$63.6	$57.4

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended
	March 31,
Derivatives Not Designated as Hedging Instruments	2013	2012
	(In millions)
Net investment income:
S&P 500 Index options	$6.0	$6.7
Interest credited:
Index-based interest guarantees	(6.2)	(6.4)

Net (loss) gain	$(0.2)	$0.3

Fluctuations in the fair value of the S&P 500 Index options related to the volatility of the S&P 500 Index increased net investment income for the first quarters of 2013 and 2012. Fluctuations in the fair value of the index-based interest guarantees related to the volatility of the S&P 500 Index increased interest credited for the first quarters of 2013 and 2012. The combined changes in fair value of the S&P 500 Index options and the index-based interest guarantees resulted in a net loss for the first quarter of 2013 and a net gain for the first quarter of 2012.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of 5.2% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	March 31, 2013
	Assets at	Maximum
	Fair Value	Credit Risk
	(In millions)
Counterparty:
The Bank of New York Mellon	$12.7	$16.4
Goldman Sachs	2.6	3.2

Total	$15.3	$19.6

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(In millions)
Carrying value at beginning of period:
DAC	$284.9	$274.4
VOBA	23.4	26.4
Other intangible assets	38.2	44.1

Total balance at beginning of period	346.5	344.9

Deferred or acquired:
DAC	20.7	71.4

Total deferred or acquired during period	20.7	71.4

Amortized during period:
DAC	(12.4)	(60.9)
VOBA	(0.6)	(3.0)
Other intangible assets	(1.8)	(5.9)

Total amortized during period	(14.8)	(69.8)

Carrying value at end of period, net:
DAC	293.2	284.9
VOBA	22.8	23.4
Other intangible assets	36.4	38.2

Total carrying value at end of period	$352.4	$346.5

The Company defers certain acquisition costs that vary with and are directly related to the origination of new business. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in-force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings, to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. Changes in actual persistency are reflected in the calculated DAC balance. Costs that are not directly associated with the acquisition of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $66.0 million and $65.4 million at March 31, 2013 and December 31, 2012, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$63.8	21.8%	$60.9	21.4%
VOBA	5.7	25.0	5.9	25.2

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Decrease to DAC and VOBA	$—	$(0.8)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 7.2 years. The marketing agreement which accompanied the Minnesota Life transaction, provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $38.3 million and $36.5 million at March 31, 2013 and December 31, 2012, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2013 and for each of the next five years:

Amount
(In millions)
2013	$6.4
2014	7.5
2015	7.3
2016	5.8
2017	4.4
2018	4.3

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at March 31, 2013. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

Senior Unsecured Revolving Credit Facility (“Facility”) Contingencies

The Company maintains a $250 million Facility. Upon the request of StanCorp and with the consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2016, though, at the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended for two additional one year periods. Borrowings under the Facility are used for working capital, general corporate purposes and for the issuance of letters of credit.

Under the agreement, the Company is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or the LIBOR rate plus the applicable margin, plus facility and utilization fees. At March 31, 2013, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Other Financing Obligations

The Company has $250 million of 5.00% senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15, began on February 15, 2013.

The Company has $300 million of 6.90% junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067 and is non-callable prior to June 1, 2017. The principal amount of the Subordinated Debt is payable at maturity. Interest is payable semi-annually on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. The Company is currently not deferring interest on the Subordinated Debt.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2013, the Company had outstanding commitments to fund commercial mortgage loans totaling $171.7 million, with fixed interest rates ranging from 4.125% to 5.500%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower failing to deliver the required items by the expiration date. In these cases, the Company retains the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit will typically be refunded to the borrower, less an administrative fee.

11.	ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The main objective of ASU No. 2011-11 is to enhance disclosures for financial instruments and derivative instruments that have right of setoff conditions. Under the guidance provided in this ASU, entities will be required to disclose the amount of both the recognized asset and the recognized liability subject to setoff under the same arrangement.

ASU No. 2011-11 became effective for interim and annual periods beginning on or after January 1, 2013. The Company does not currently have exposure to hedges, derivatives or master netting arrangements that would be subjected to these additional disclosures. Therefore, the Company does not expect this ASU to have a material effect on its asset and liability disclosures in the financial statements.

ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective of ASU No. 2013-01 is to address the implementation issues and clarify the scope of ASU No. 2011-11 to apply to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions offset or subject to a master netting arrangement or similar agreement. This clarification is consistent with the Company’s original interpretation of the ASU and does not change the Company’s conclusion on the impact of ASU 2011-11.

12.	INCOME TAXES

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended
	March 31,
	2013	2012
Combined federal and state effective income tax rates	22.4%	26.2%

During the first quarter of 2013 and throughout 2012, the Company purchased tax-advantaged investments. These investments were the primary drivers of the decrease in the effective income tax rate for the first quarter of 2013 compared to the first quarter of 2012.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income by component:

	Net Unrealized Gains (losses) on Fixed Maturity Securities Available-for-Sale	Employee Benefit Plans	Total Accumulated Other Comprehensive Income
	(In millions)
Balance, January 1, 2012	$315.2	$(80.1)	$235.1

Other comprehensive income, net of tax before reclassification adjustment(1)	71.4	—	71.4
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(3.6)	6.4	2.8

Net other comprehensive income, net of tax	67.8	6.4	74.2

Balance, December 31, 2012	383.0	(73.7)	309.3

Other comprehensive loss, net of tax before reclassification adjustment(3)	(17.2)	—	(17.2)
Amounts reclassified from accumulated other comprehensive income, net of tax(4)	(1.2)	(4.8)	(6.0)

Net other comprehensive loss, net of tax	(18.4)	(4.8)	(23.2)

Balance, March 31, 2013	$364.6	$(78.5)	$286.1

(1)	Net of tax expenses of $38.3 million for unrealized gains on fixed maturity securities and $0.2 million for employee benefits, respectively.
(2)	Net of tax benefit of $2.2 million for unrealized gains on fixed maturity securities and net of tax expense of $3.4 million for employee benefits.
(3)	Net of tax benefit of $7.5 million for unrealized losses on fixed maturity securities.
(4)	Net of tax benefits of $0.8 million for unrealized gains on fixed maturity securities and $2.6 million for employee benefits, respectively.

14.	SEVERANCE, TRANSITION COSTS AND LEASE TERMINATIONS

During the first quarter of 2013, the Company implemented expense management initiatives to offset the negative effects of the continued low interest rate environment and lower group insurance premiums compared to 2012.

The following table sets forth expenses incurred related to the expense management initiatives:

	Three Months Ended, March 31, 2013
	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Ending Accrued Liability
	(In millions)
Severance	$0.1	$2.9	$1.8	$1.2
Transition costs	—	1.1	1.1	—
Lease terminations	0.3	—	0.1	0.2

Total severance, transition costs and lease terminations	$0.4	$4.0	$3.0	$1.4

	Year Ended, December 31, 2012
	Beginning Accrued Liability(1)	Charged to Expense, Net	Expenditures	Ending Accrued Liability
	(In millions)
Severance	$1.0	$—	$0.9	$0.1
Transition costs	—	—	—	—
Lease terminations	1.0	—	0.7	0.3

Total severance, transition costs and lease terminations	$2.0	$—	$1.6	$0.4

(1)	Amounts relate to restructuring charges implemented by the Company during 2011.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in our 2012 Form 10-K. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. See “Critical Accounting Policies and Estimates.”

EXECUTIVE SUMMARY

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions except per share data)
Net income	$46.8	$35.2
After-tax net capital losses	(1.0)	(0.1)

Net income excluding after-tax net capital losses	$47.8	$35.3

Diluted earnings per common share:
Net income	$1.05	$0.79
After-tax net capital losses	(0.02)	—

Net income excluding after-tax net capital losses	$1.07	$0.79

Diluted weighted-average common shares outstanding	44,500,049	44,461,841

Financial measures that exclude after-tax net capital gains and losses are non-GAAP measures. To provide investors with a broader understanding of earnings, we provide net income per diluted share excluding after-tax net capital gains and losses, along with the GAAP measure of net income per diluted share, because capital gains and losses are not likely to occur in a stable pattern.

Net income excluding after-tax net capital losses increased to $1.07 per diluted share for the first quarter of 2013 from $0.79 per diluted share for the first quarter of 2012, and was primarily due to lower operating expenses as a result of expense management initiatives implemented in the first quarter of 2013. The expense management initiatives included an amendment to the postretirement benefit plan which reduced operating expenses by $10.3 million or $0.15 per diluted share for the first quarter of 2013.

Outlook

We continue to be confronted with macro-economic factors that have challenged the growth of our business over the past few years. A persistent low interest rate environment and elevated claims incidence has driven pricing increases in a very price sensitive group insurance marketplace. In addition, high levels of unemployment, and low wage and employment growth of our customers, particularly in the public and education sectors, has led to a lack of organic growth within our book of business. Despite these challenges, we will continue to focus on our long-term objectives and address challenges that arise with financial discipline, from a position of financial strength. We manage for long-term profitability by focusing on business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service.

We intend to preserve the value of our businesses by providing excellent service to our customers. We will optimize shareholder value by investing in new product and service capabilities and through the strategic use of capital. We believe these actions position us well for growth as the economy recovers.

Our first quarter financial results reflect a strong start to 2013. We have made good progress in implementing pricing actions in our group long term disability business. Our expense management efforts have made significant contributions to our earnings for the first quarter of 2013 as we manage expenses to a level consistent with premium expectations. We amended our postretirement benefit plan as part of our expense management initiatives to reduce future benefits to plan participants. The amendment reduced operating expenses by $10.3 million or $0.15 per diluted share for the first quarter of 2013 and is expected to reduce operating expenses for the second quarter of 2013 by a similar amount. In addition, we have resumed share repurchases during the first quarter of 2013.

Primary Drivers of First Quarter 2013 Results

The primary drivers of our first quarter 2013 results are the group insurance benefit ratio and expense management initiatives. The benefit ratio is primarily affected by reserves established based on premium levels, claims experience, assumptions used to establish related reserves, such as our discount rate, and growth of our in-force block of business. Our group insurance benefit ratio for the first quarter of 2013 was 83.9%, compared to 83.5% for the first quarter of 2012. Our discount rate used for newly established long term disability claim reserves for the first quarter of 2013 was 3.75% compared to 4.75% for the first quarter of 2012. The 100 basis point decrease from the first quarter of 2012 was due to the continued low interest rate environment. A 100 basis point decrease in the discount rate results in a corresponding decrease in quarterly pre-tax income of approximately $8 million. Using a common discount rate, the benefit ratio for this quarter improved by 120 basis points compared to the first quarter of 2012. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

Our Insurance Services segment premiums decreased 3.2% to $533.2 million for the first quarter of 2013 compared to the first quarter of 2012 primarily due to higher experience rated refunds (“ERRs”) and lower group insurance sales from 2012 and the first quarter of 2013. Excluding the effect of ERRs, premiums for the Insurance Services segment decreased 1.7%. Premium growth in our group insurance in-force business is affected by employment and wage growth in our existing customer base, changes in price per insured and average age of employees. The economy has continued to negatively affect wage rate and employment levels in a significant portion of our customer base, including state and local public and education sectors, and therefore has put downward pressure on our premiums.

We continue to make progress with the implementation of our pricing actions related to the low interest rate environment and higher claims incidence that began in 2011. We have had the opportunity to re-price approximately 75% of our long term disability business for elevated claims incidence as of March 31, 2013. In addition, pricing actions related to interest rates were introduced in 2010 and 2012. We continued to refine our pricing to account for a continued low interest rate environment. During the renewal process, we evaluate pricing on a case by case basis and consider the underlying performance of each case. We are pleased with the acceptance of our rate increases. Our sales force is communicating and selling our unique value proposition, while the rest of our employees are delivering the quality service on which we have based our reputation in the employee benefits marketplace.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses.

The following table sets forth consolidated revenues:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$536.2	$553.3	(3.1)%
Administrative fees	28.7	28.6	0.3
Net investment income	159.2	159.7	(0.3)
Net capital losses	(1.6)	(0.2)	(700.0)

Total revenues	$722.5	$741.4	(2.5)

The decrease in revenues for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a decrease in premiums from our Insurance Services segment.

Premiums

Insurance Services segment premiums are the primary driver of consolidated premiums and are affected by the following factors:

•	Sales. Sales represent annualized new premiums that are expected to be received on new insurance contracts underwritten.
•	Persistency. Persistency is the measured on an annual basis and is a percentage of written policies remaining in-force without lapsing.
•

Organic growth. A portion of premium growth in our in-force business is affected by employment and wage growth in our existing customer base, changes in price per insured and the average age of employees. While the national economy has shown positive employment growth recently, the economy has continued to negatively affect wage rate and employment levels in a significant portion of our customer base, including state and local public and education sectors, and therefore has put downward pressure on our premiums.

•

Experience rated refunds (“ERRs”). ERRs represent a cost sharing arrangement with certain group contract holders that provides refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provides for additional premiums to be paid when claims experience is less favorable than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

Premiums from our Asset Management segment are generated from sales of life-contingent annuities, which are a single-premium product. Due to the competitive nature of single-premium products, premiums in the Asset Management segment can fluctuate widely from quarter to quarter. See “Business Segments—Asset Management Segment.”

The following table sets forth premiums by segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Premiums:
Insurance Services	$533.2	$551.1	(3.2)%
Asset Management	3.0	2.2	36.4

Total premiums	$536.2	$553.3	(3.1)

The decrease in premiums for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to ERRs and lower group insurance sales from 2012 and the first quarter of 2013. ERRs for the first quarter of 2013 decreased premiums by $4.5 million, while ERRs for the first quarter of 2012 increased premiums by $4.1 million. See “Business Segments—Insurance Services Segment.”

Administrative Fee Revenues

The primary driver for administrative fee revenues is the level of assets under administration in our Asset Management segment, which is driven by equity market performance and net customer deposits. Administrative fee revenues from our Insurance Services segment are primarily derived from insurance products for which we provide only administrative services.

The following table sets forth administrative fee revenues by segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Insurance Services	$3.5	$3.1	12.9%
Asset Management	29.9	29.9	—
Other	(4.7)	(4.4)	(6.8)

Total administrative fee revenues	$28.7	$28.6	0.3

The increase in administrative fee revenues in our Insurance Services segment for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to an increase in administrative and absence management service fees. The administrative fee revenues in our Asset Management segment remained flat for the first quarter of 2013 compared to the first quarter of 2012. See “Business Segments—Asset Management Segment.”

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product, commercial mortgage loan prepayment revenues, bond call premiums on fixed maturity securities, and operating losses related to our tax-advantaged investments.

The following tables set forth net investment income by segment and associated key indicators:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Net investment income:
Insurance Services	$82.0	$84.6	(3.1)%
Asset Management	73.3	73.1	0.3
Other	3.9	2.0	95.0

Total net investment income	$159.2	$159.7	(0.3)

Key indicators of net investment income:
Contribution from the change in fair value of the S&P 500 Index options	$6.0	$6.7	(10.4)%
Average invested assets	12,799.7	12,009.2	6.6
Tax-advantaged investment operating losses	(3.1)	(2.1)	(47.6)
Commercial mortgage loan prepayment revenues	2.5	1.2	108.3
Bond call premiums	1.2	0.5	140.0
Consolidated portfolio yields:
Fixed maturity securities	4.58%	5.00%
Commercial mortgage loans	6.03	6.30

The decrease in net investment income for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans and a decrease in the contribution from the change in fair value of our S&P 500 Index options compared to the first quarter of 2012. Partially offsetting the decrease was an increase in average invested assets, which primarily resulted from increases in average retirement plan general account assets under administration and average individual annuity assets due to higher individual annuity sales since the first quarter of 2012. In addition, commercial mortgage loan prepayment revenues and bond call premiums received on certain fixed maturity securities were higher in the first quarter of 2013 compared to the first quarter of 2012.

Given the uncertainty surrounding credit spreads and the direction of interest rates, we may experience lower new money investment interest rates in the future if credit spreads remain tight and interest rates remain low. New money investment interest rates are also affected by the current volume and mix of commercial mortgage loan originations, the purchases of fixed maturity securities and other investments.

The majority of our investments contain call or prepayment protection to ensure our expected cash flow is not adversely affected by unexpected prepayments. These investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.2%, or $305.5 million, of our fixed maturity securities portfolio at March 31, 2013. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of the commercial mortgage loan portfolio contains this prepayment provision. Approximately 2% of the commercial mortgage loan portfolio, without a make-whole prepayment provision, contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, other-than-temporary impairments (“OTTI”) of assets in our bond portfolio, provision to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and impairments of tax-advantaged investments.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended March 31,
	2013	2012	Dollar Change
	(In millions)
Net capital losses	$(1.6)	$(0.2)	$(1.4)

Key components of net capital gains (losses):
Fixed maturity securities	$2.0	$1.2	$0.8
Real estate owned	(0.9)	(0.4)	(0.5)
Provision to our commercial mortgage loan loss allowance	(3.1)	(1.3)	(1.8)

Net capital losses for both the first quarter of 2013 and 2012 were primarily related to our commercial mortgage loan loss allowance provision and losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”). These losses were partially offset by net capital gains related to the sale of fixed maturity securities. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

Benefits and Expenses

Benefits to Policyholders

Consolidated benefits to policyholders are primarily affected by the following factors:

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

•	Estimates for future benefits on life-contingent annuities.

The following table sets forth benefits to policyholders by segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Benefits to policyholders:
Insurance Services	$436.0	$444.7	(2.0)%
Asset Management	5.8	5.3	9.4

Total benefits to policyholders	$441.8	$450.0	(1.8)

The decrease in benefits to policyholders for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a decline in our group insurance in-force block of business, as evidenced by comparatively lower premiums, and comparatively favorable claims experience, partially offset by a 100 basis point decrease in the discount rate used for newly established long term disability claim reserves for the first quarter of 2013 compared to the first quarter of 2012, which resulted in an increase of approximately $8 million. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) in the Asset Management segment and interest paid on life insurance proceeds on deposit in the Insurance Services segment.

Interest credited is primarily affected by the following factors:

•	Growth in general account assets under management.
•	Growth in individual fixed-rate annuity liabilities.
•	Changes in new investment interest rates and overall portfolio yield, which influence our interest-crediting rate for our customers.
•	Persistency.
•

Changes in the fair value of the index-based interest guarantees. These changes may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility. See “Business Segments—Asset Management Segment—Benefits and Expenses—Interest Credited” for information regarding the interest credited on our indexed annuity product.

The following table sets forth interest credited and associated key components:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Interest credited	$46.6	$47.2	(1.3)%
Key components of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$6.2	$6.4	(3.1)%
Average individual annuity assets under administration	3,229.3	2,994.1	7.9

The decrease in interest credited for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the change in fair value of the index-based interest guarantees and a decrease in the average interest-crediting rate for our annuity products.

Operating Expenses

The following table sets forth operating expenses:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Operating expenses	$105.1	$123.9	(15.2)%

The decrease in operating expenses for the first quarter of 2013 compared to the first quarter of 2012 was primarily a result of expense management initiatives, including a reduction of $10.3 million relating to the amendment of the Company’s postretirement benefit plan. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, in-force premium, growth in assets under administration and the profitability of business in each of our segments.

The following table sets forth commissions and bonuses:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Commissions and bonuses	$53.8	$55.4	(2.9)%

The decrease in commissions and bonuses for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower group insurance sales.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of 7.2 years. The intangible asset associated with the individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) will be fully amortized by 2023. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

The following table sets forth the operating impact resulting in a net increase in DAC, VOBA and other intangible assets:

	Three Months Ended March 31,
	2013	2012	Dollar Change
	(In millions)
Deferral of acquisition costs	$(20.7)	$(21.5)	$0.8
Amortization of DAC, VOBA and other intangible assets	17.6	19.0	(1.4)

Net increase in DAC, VOBA and other intangible assets	$(3.1)	$(2.5)	$(0.6)

The decrease in deferrals of acquisition costs for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower group insurance sales.

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended March 31,
	2013	2012
Combined federal and state effective income tax rates	22.4%	26.2%

The decrease in the effective tax rate for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the purchase of tax-advantaged investments in the first quarter of 2013 and throughout 2012.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended March 31,
	2013	2012
Insurance Services	85.3%	85.9%
Asset Management	14.7	14.1

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Premiums	$533.2	$551.1	(3.2)%
Total revenues	618.7	638.8	(3.1)
Income before income taxes	48.8	46.1	5.9
Sales (annualized new premiums)	101.6	133.8	(24.1)

Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	81.9%	81.0%
Group insurance	83.9	83.5
Individual disability	61.9	52.3

Operating expense ratio (% of premiums)	15.4	16.8

Income before income taxes increased for the first quarter of 2013 compared to the first quarter of 2012, primarily due to lower operating expenses resulting from expense reduction initiatives. This was partially offset by a higher group insurance benefit ratio primarily due to a 100 basis point decrease in the discount rate used to establish reserves on newly incurred group long term disability claims.

Revenues

Revenues for the Insurance Services segment are primarily driven by insurance premiums. The decrease in revenues for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower premiums in our group insurance business.

Premiums

The primary factors that affect premiums for the Insurance Services segment are sales and persistency for our insurance products and organic growth in our group insurance businesses derived from existing group policyholders’ employment and wage growth. Premiums are also affected by ERRs, which are cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provide for additional premiums to be paid when claims experience is less favorable than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Premiums:
Group life and AD&D	$215.4	$224.9	(4.2)%
Group long term disability	200.3	204.2	(1.9)
Group short term disability	55.9	53.8	3.9
Group other	19.1	19.9	(4.0)
Experience rated refunds	(4.5)	4.1	(209.8)

Total group insurance	486.2	506.9	(4.1)
Individual disability	47.0	44.2	6.3

Total premiums	$533.2	$551.1	(3.2)

Key indicators of premiums:
Total premiums excluding ERRs	$537.7	$547.0	(1.7)%
Group insurance sales (annualized new premiums) reported at contract effective date	97.6	128.8	(24.2)
Individual disability sales (annualized new premiums)	4.0	5.0	(20.0)

The decrease in group insurance premiums for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a decrease in group insurance sales from 2012 and the first quarter of 2013. In addition, ERRs decreased premiums by $4.5 million for the first quarter of 2013, while ERRs increased premiums by $4.1 million for the first quarter of 2012.

We continue to make progress with the implementation of our pricing actions related to the low interest rate environment and higher claims incidence. Our pricing reflects our long-term expectations of claims experience, demographic changes, return objectives and interest rates. As of the first quarter of 2013, we have re-priced about 75% of our long term disability business for elevated claims incidence levels. Our sales force is communicating and selling our unique value proposition, while the rest of our employees are delivering the quality service on which we have based our reputation in the employee benefits marketplace.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Net investment income	$82.0	$84.6	(3.1)%

Net investment income is primarily affected by changes in levels of invested assets and interest rates. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Benefits to policyholders are primarily affected by the following factors:

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

The benefit ratio, calculated as benefits to policyholders and interest credited as a percentage of premiums, is utilized to provide a measurement of claims normalized for changes in our in-force block.

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Benefits to policyholders, including interest credited	$436.9	$446.3	(2.1)%

Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	81.9%	81.0%
Group insurance	83.9	83.5
Individual disability	61.9	52.3

The decrease in Insurance Services benefits to policyholders (including interest credited) for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a decline in our group insurance in-force block of business, as evidenced by comparatively lower premiums, and comparatively favorable claims experience, partially offset by a 100 basis point decrease in the discount rate used for newly established long term disability claim reserves for the first quarter of 2013 compared to the first quarter of 2012, which resulted in an increase of approximately $8 million.

The benefit ratio for individual disability insurance increased for the first quarter of 2013 compared to the first quarter of 2012 primarily due to favorable claims experience for the first quarter of 2012. Due to the relatively small size of the individual disability insurance block of business, the benefit ratio for this business will generally fluctuate more than the benefit ratio for the group insurance business.

The following table sets forth the discount rate used for newly established long term disability claim reserves and life waiver reserves:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Discount rate	3.75%	4.00%	4.75%

The discount rate is based on the average rate we receive on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. A 25 basis point increase or decrease in the discount rate results in a corresponding increase or decrease in pre-tax income of approximately $2 million per quarter. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause expense for benefits to policyholders to increase. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment, lower commercial mortgage loan originations and utilization of other investments could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at March 31, 2013 and 2012 was 44 and 42 basis points, respectively. See “Liquidity and Capital Resources.”

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Operating expenses	$82.1	$92.6	(11.3)%

The decrease in Insurance Services operating expenses for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to expense management initiatives, which reduced headcount and other non-compensation related expenses to align operating expenses with lower anticipated premium levels.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$3.0	$2.2	36.4%
Administrative fees	29.9	29.9	—
Net investment income	73.3	73.1	0.3

Total revenues	$106.2	$105.2	1.0

Income before income taxes	$17.2	$15.0	14.7%
Sales (Individual annuity deposits)	87.9	63.5	38.4
Interest credited (% of net investment income):
Retirement plans	54.1%	53.0%
Individual annuities	70.6	70.8
Retirement plans annualized operating expenses (% of average assets under administration)	0.52%	0.62%

	At March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Assets under administration:
Retirement plans general account	$2,028.0	$1,738.2	16.7%
Retirement plans separate account	5,600.1	5,083.4	10.2

Total retirement plans group annuity products	7,628.1	6,821.6	11.8
Retirement plans trust products	8,123.8	8,002.8	1.5
Individual annuities	3,252.1	3,012.4	8.0
Commercial mortgage loans for other investors	2,843.6	2,686.9	5.8
Private client wealth management	888.6	1,059.9	(16.2)

Total assets under administration	$22,736.2	$21,583.6	5.3

The increase in income before income taxes for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower operating expenses.

Revenues

Revenues for the Asset Management segment include administrative fees for retirement plan and private client wealth management businesses and fees related to servicing commercial mortgage loans, and net investment income on general account assets under administration and fees related to the origination of commercial mortgage loans. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life-contingent annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders.

The increase in revenues for the Asset Management segment for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to an increase in the sales of life-contingent annuity premiums.

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

The following table sets forth premiums by line of business for the Asset Management segment:

	Three Months Ended March 31,
	2013	2012	Dollar Change
	(In millions)
Premiums:
Retirement plans	$1.2	$0.8	$0.4
Individual annuities	1.8	1.4	0.4

Total premiums	$3.0	$2.2	$0.8

The increase in premiums for the first quarter of 2013 compared to the same period for 2012 was primarily due to the increase in sales of life-contingent annuities.

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

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Retirement plans	$22.2	$22.2	— %
Other financial services business	7.7	7.7	—

Total administrative fee revenues	$29.9	$29.9	—

	At March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Key indicators of administrative fee revenues:
Average assets under administration:
Retirement plan separate account	$5,377.2	$4,838.5	11.1%
Retirement plan trust products	7,928.1	7,722.0	2.7
Commercial mortgage loans for other investors	2,812.6	2,689.3	4.6
Private client wealth management	868.8	1,030.7	(15.7)

Administrative fee revenues in our Asset Management segment remained flat for the first quarter of 2013 compared to the first quarter of 2012. The increase in administrative fee revenues from higher average assets under administration were offset by fewer retirement plans in the first quarter of 2013 compared to the first quarter of 2012.

Net Investment Income

The following tables set forth net investment income and associated key indicators for the Asset Management segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Net investment income:
Retirement plans	$24.2	$23.4	3.4%
Individual annuities	46.2	46.9	(1.5)
Other financial services business	2.9	2.8	3.6

Total net investment income	$73.3	$73.1	0.3

Key indicators of net investment income:
Average assets under administration:
Retirement plan general account	$1,998.4	$1,734.2	15.2%
Individual annuities	3,229.3	2,994.1	7.9
Contribution from the change in fair value of the S&P 500 Index options	$6.0	$6.7	(10.4)
Commercial mortgage loan prepayment revenues	0.5	0.5	—
Bond call premiums	0.5	0.4	25.0
Commercial mortgage loan originations	273.7	209.5	30.6
Consolidated portfolio yields:
Fixed maturity securities	4.58%	5.00%
Commercial mortgage loans	6.03	6.30

The increase in net investment income for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to an increase in average individual annuity assets under administration resulting from higher individual annuity sales since the first quarter of 2012, and an increase in average retirement plan general account assets under administration. These increases were partially offset by a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans.

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

The following table sets forth benefits to policyholders for the Asset Management segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Benefits to policyholders	$5.8	$5.3	9.4%

The increase in benefits to policyholders for the first quarter of 2013 compared to the same period for 2012 was primarily due to the increase in sales of life-contingent annuities.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Interest credited	$45.7	$45.6	0.2%

Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$6.2	$6.4	(3.1)%
Average individual annuity assets under administration	3,229.3	2,994.1	7.9

The increase in interest credited for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to growth in our average individual fixed-rate annuity assets under administration, partially offset by a decrease in the contribution from the change in fair value of index-based guarantees and a decrease in the average interest-crediting rate for our annuity products. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8—Derivative Financial Instruments” for further derivatives disclosure.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Operating expenses	$28.2	$30.2	(6.6)%

The decrease in Asset Management operating expenses for the first quarter of 2013 compared to the first quarter of 2012 was primarily a result of expense management initiatives, which reduced headcount and other non-compensation related expenses.

Other

In addition to our two reportable segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results for the Other category:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Loss before income taxes	$5.7	$13.4	(57.5)%

The decrease in losses before income taxes for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a decrease in operating expenses and an increase in net investment income, partially offset by an increase in net capital losses.

Operating expenses were reduced by $10.3 million for the first quarter of 2013 due to the amendment of our postretirement benefit plan and is expected to reduce operating expenses for the second quarter of 2013 by a similar amount. This reduction in operating expenses was partially offset by approximately $4 million of non-recurring costs related to other expense management initiatives.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, OTTI of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and impairment of tax-advantaged investments.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net capital gains (losses):
Fixed maturity securities	$2.0	$1.2
Commercial mortgage loans	(2.6)	(1.1)
Real estate owned	(0.9)	(0.4)
Other	(0.1)	0.1

Total net capital losses	$(1.6)	$(0.2)

Key components of net capital gains (losses):
Provision to our commercial mortgage loan loss allowance	$(3.1)	$(1.3)
OTTI on fixed maturity securities	(0.3)	(0.8)
OTTI on real estate owned	(1.0)	(0.4)

Net capital losses for the first quarter of 2013 were primarily related to our commercial mortgage loan loss allowance provision. These losses were partially offset by net capital gains related to the sale of real estate owned and fixed maturity securities.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at March 31, 2013.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.2%, or $305.5 million, of our fixed maturity securities portfolio at March 31, 2013. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of the commercial mortgage loan portfolio contains this type of prepayment provision. Approximately 2% of the commercial mortgage loan portfolio, without a make-whole prepayment provision, contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities, which is net income adjusted for non-cash items and accruals, was $72.8 million for the first quarter of 2013, compared to $128.0 million for the first quarter of 2012. The change in operating cash flows for the first quarter of 2013 compared to the same period in 2012 was primarily due to fluctuations in other assets and liabilities, mainly attributable to timing differences. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.

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

Net cash used in investing activities was $181.8 million and $198.6 million for the first quarter of 2013 and 2012, respectively. The decrease in net cash used in investing activities for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to higher proceeds from the sale or repayment of commercial mortgage loans, net of commercial mortgage loan acquisitions, partially offset by higher cash payments for other invested assets for the first quarter of 2013 compared to the first quarter of 2012.

Our long-term target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At March 31, 2013, our portfolio consisted of 56.3% fixed maturity securities, 41.3% commercial mortgage loans and 2.4% of real estate and other invested assets.

Fixed Maturity Securities

We maintain prudent diversification across industries, issuers and maturities and we have sought to avoid the types of structured products that we believe are not adequately transparent to allow for good decision making. Our corporate bond industry diversification targets are based on the Bank of America Merrill Lynch U.S. Corporate Master Index, which we believe reasonably reflects the mix of issuers broadly available in the market. Our fixed maturity securities below investment grade are primarily managed by a third party.

Our fixed maturity securities portfolio generates unrealized gains or losses primarily resulting from market interest rates that are lower or higher relative to our book yield at the reporting date. In addition, changes in the spread between the risk-free rate and market rates for any given issuer can fluctuate based on the demand for the instrument, the near term prospects of the issuer and the overall economic climate.

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$414.9	$32.1	$(0.9)	$446.1
Capital goods	751.3	64.1	(1.0)	814.4
Communications	323.9	31.2	(0.3)	354.8
Consumer cyclical	464.5	35.9	(0.5)	499.9
Consumer non cyclical	888.9	105.4	(0.7)	993.6
Energy	492.4	47.7	(1.3)	538.8
Finance	1,584.9	112.5	(1.3)	1,696.1
Utilities	924.6	106.8	(0.7)	1,030.7
Transportation and other	200.3	21.9	(0.2)	222.0

Total corporate bonds	6,045.7	557.6	(6.9)	6,596.4
U.S. government and agency bonds	340.9	56.9	—	397.8
U.S. state and political subdivision bonds	151.4	16.5	—	167.9
Foreign government bonds	61.2	10.1	—	71.3
S&P 500 Index options	15.3	—	—	15.3

Total fixed maturity securities	$6,614.5	$641.1	$(6.9)	$7,248.7

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$386.1	$33.3	$(0.4)	$419.0
Capital goods	727.1	66.5	(0.8)	792.8
Communications	302.0	34.9	—	336.9
Consumer cyclical	442.0	38.3	(0.4)	479.9
Consumer non cyclical	908.0	113.5	(0.5)	1,021.0
Energy	484.4	51.1	(0.1)	535.4
Finance	1,551.9	113.9	(1.1)	1,664.7
Utilities	932.7	113.3	(0.4)	1,045.6
Transportation and other	207.8	22.9	(0.1)	230.6

Total corporate bonds	5,942.0	587.7	(3.8)	6,525.9
U.S. government and agency bonds	351.5	61.5	—	413.0
U.S. state and political subdivision bonds	151.6	16.8	—	168.4
Foreign government bonds	61.3	10.8	—	72.1
S&P 500 Index options	11.3	—	—	11.3

Total fixed maturity securities	$6,517.7	$676.8	$(3.8)	$7,190.7

The following table sets forth key indicators of our fixed maturity securities portfolio:

	March 31,	December 31,
	2013	2012	Change
	(Dollars in millions)
Fixed maturity securities	$7,248.7	$7,190.7	0.8%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.6%	5.4%
Managed by a third party	$375.3	$349.5	7.4%

Fixed maturity securities on our watch list:
Fair value	$2.8	$1.7	$1.1
Amortized cost after OTTI	2.7	1.7	1.0

Gross unrealized capital gains in our fixed maturity securities portfolio	641.1	676.8	(5.3)%
Gross unrealized capital losses in our fixed maturity securities portfolio	(6.9)	(3.8)	(81.6)

We recorded OTTI of $0.3 million and $0.8 million for the first quarters of 2013 and 2012, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at March 31, 2013.

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

The following table sets forth commercial mortgage loan originations:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in millions)
Commercial mortgage loan originations	$273.7	$209.5	30.6%

The increase in commercial mortgage loan originations for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to increased purchase and sale activity in the commercial real estate market.

The following table sets forth commercial mortgage loan servicing data:

	March 31,	December 31,	Percent
	2013	2012	Change
	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,319.8	$5,266.8	1.0%
For other institutional investors	2,843.6	2,781.5	2.2
Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	$7.6	$7.4	2.7%

The estimated average loan to value ratio for the overall portfolio was less than 70% at March 31, 2013. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at March 31, 2013. We have the contractual ability to pursue personal recourse on approximately 75% of our loans and partial personal recourse on a majority of the remaining loans. The average capitalization rate for the portfolio at March 31, 2013 was approximately 9%. Capitalization rates are used as part of our annual internal analysis of the commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At March 31, 2013, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,571.8	48.3%	$2,560.7	48.6%
Industrial	1,020.4	19.2	995.8	18.9
Office	967.0	18.1	960.8	18.2
Hotel/motel	280.0	5.3	280.8	5.3
Commercial	215.9	4.1	205.3	4.0
Apartment and other	265.3	5.0	264.0	5.0

Total commercial mortgage loans, net	$5,320.4	100.0%	$5,267.4	100.0%

Geographic region*:
Pacific	$1,869.7	35.1%	$1,844.1	35.0%
South Atlantic	1,084.2	20.4	1,069.2	20.2
West South Central	644.2	12.2	634.8	12.1
Mountain	614.4	11.5	612.7	11.6
East North Central	446.8	8.4	443.9	8.4
Middle Atlantic	240.4	4.5	240.3	4.6
West North Central	181.5	3.4	183.0	3.5
East South Central	152.7	2.9	150.5	2.9
New England	86.5	1.6	88.9	1.7

Total commercial mortgage loans, net	$5,320.4	100.0%	$5,267.4	100.0%

U.S. state:
California	$1,455.0	27.3%	$1,436.3	27.3%
Texas	590.9	11.1	587.0	11.1
Florida	336.1	6.3	331.9	6.3
Georgia	309.3	5.8	311.5	5.9
Other states	2,629.1	49.5	2,600.7	49.4

Total commercial mortgage loans, net	$5,320.4	100.0%	$5,267.4	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

At March 31, 2013, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

Due to the concentration of commercial mortgage loans in California, we could be exposed to potential losses as a result of an economic downturn in California as well as certain catastrophes. See Part II, Item 1A, “Risk Factors.”

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2013, we had outstanding commitments to fund commercial mortgage loans totaling $171.7 million, with fixed interest rates ranging from 4.125% to 5.500%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	March 31, 2013	December 31, 2012	Percent Change
	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$19.1	$21.3	(10.3)%
Delinquency rate	0.35%	0.40%
In process of foreclosure	$6.7	$9.8	(31.6)
Restructured commercial mortgage loans on a statutory basis	80.2	77.6	3.4

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain contained. We have steadfastly avoided the types of structured products that do not meet an adequate level of transparency for good decision making.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in millions)
Number of loans foreclosed	11	11	—
Book value of loans foreclosed	$6.6	$8.6	$(2.0)
Number of properties foreclosed and transferred to Real Estate Owned	11	9	2
Real estate acquired	$3.8	$6.8	$(3.0)

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to real estate owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real estate acquired through foreclosure or accepted as deeds in lieu of foreclosure is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. The book value of real estate acquired during the first quarter of 2013 decreased from the first quarter of 2012 primarily due to properties acquired having lower average book values in the first quarter of 2013 compared to the first quarter of 2012. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended
	March 31,
	2013	2012	Dollar Change
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$46.6	$48.1	$(1.5)
Provision	3.1	1.3	1.8
Charge-offs, net	(6.9)	(3.8)	(3.1)

Ending balance	$42.8	$45.6	$(2.8)

The decrease in the commercial mortgage loan loss allowance at March 31, 2013 compared to March 31, 2012 was primarily due to the decrease in the specific loan loss allowance at March 31, 2013 compared to March 31, 2012. The increase in the provision and charge-offs for the first quarter of 2013 compared to the first quarter of 2012 were primarily related to losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio during the first quarter of 2013.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	March 31, 2013	December 31, 2012	Dollar Change
	(In millions)
Impaired commercial mortgage loans with specific allowances for losses	$71.4	$74.1	$(2.7)
Impaired commercial mortgage loans without specific allowances for losses	26.8	25.7	1.1
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(22.8)	(25.6)	2.8

Net carrying value of impaired commercial mortgage loans	$75.4	$74.2	$1.2

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The increase in the net carrying value of the impaired commercial mortgage loans balance at March 31, 2013 compared to December 31, 2012 was primarily due to the changes in the composition of our impaired loans based on those leaving the portfolio due to loan repayments and foreclosures as well as those added to the portfolio given updated market information at March 31, 2013.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Three Months Ended March 31,
	2013	2012	Dollar Change
	(In millions)
Average recorded investment	$99.0	$104.4	$(5.4)

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.0 million and $1.1 million for the first quarters of 2013 and 2012, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $0.9 million and $1.1 million for the first quarters of 2013 and 2012, respectively.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $91.6 million and $48.2 million for the first quarters of 2013 and 2012, respectively. The increase in funds provided by financing cash flows for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to an increase in policyholder fund deposits, partially offset by an increase in cash used to repurchase shares of common stock. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

On June 22, 2012, we entered into an agreement for a four-year, $250 million credit facility (the “Facility”). Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2016 though, at our option and with the consent of the lenders under the Facility, the termination date can be extended for two additional one year periods. Borrowings under the Facility will be used for working capital, general corporate purposes and for issuance of letters of credit.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to total capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.28 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At March 31, 2013, we had a total debt to total capitalization ratio of 23.3% and consolidated net worth of $1.82 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At March 31, 2013, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

On August 10, 2012, we issued $250 million of 5.00%, 10-year senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

We have $300 million of 6.90% junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067 and is non-callable prior to June 1, 2017. The principal amount of the Subordinated Debt is payable at maturity. Interest is payable semi-annually on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. We have the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if we elected to defer interest payments on our Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. We are not currently deferring interest on the Subordinated Debt.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. The target for our insurance subsidiaries is generally to maintain statutory capital at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated statutory capital of 377% of the Company Action Level RBC at March 31, 2013. At March 31, 2013, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.39 billion.

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

Dividends from Standard

Our ability to pay dividends to our shareholders, repurchase our shares and meet our obligations substantially depends upon the receipt of distributions from our subsidiary, Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors and by Oregon law, which limits Standard to pay dividends and other distributions only from the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive the prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. With the exception of StanCorp Equities, Inc., a limited broker-dealer and member of the Financial Industry Regulatory Authority, there are no regulatory restrictions on dividends from our non-insurance subsidiaries.

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

In August 2012, Standard paid an extraordinary cash distribution of $250.0 million to StanCorp from its paid-in and contributed surplus. Concurrently with the distribution, Standard issued a $250.0 million subordinated surplus note (“Surplus Note”), payable to StanCorp. The Surplus Note matures in 2027 and bears an interest rate of 5.25%, with interest payments due September 30, December 31, March 31 and June 30 of each year. Standard has the right to prepay the principal balance of the Surplus Note, in whole or in part, at any time or from time to time, without penalty. In accordance with the requirements of the National Association of Insurance Commissioners (“NAIC”), the Surplus Note provides that no interest or principal payments may be made by Standard without the prior approval of the Oregon Insurance Division, interest will not be represented as an addition to the instrument, interest will not accrue additional interest and any payments with respect to the Surplus Note will be subordinate to Standard’s other obligations to policyholders, lenders and creditors. As a result of the extraordinary dividend, future dividends will require the approval from the Oregon Insurance Division through August 14, 2013 as they will be considered extraordinary.

Dividends paid from Standard to StanCorp are based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid extraordinary cash dividends to StanCorp of $30.0 million for the first quarter of 2013. Standard paid ordinary cash dividends to StanCorp of $10.0 million for the first quarter of 2012.

Dividends to Shareholders

The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that annual dividends to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on dividends from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by our Board of Directors. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999. In the fourth quarter of 2012, StanCorp paid an annual cash dividend of $0.93 per share, totaling $41.3 million.

Share Repurchases

On November 14, 2012 we announced the Board of Directors’ approval of a share repurchase authorization of up to 3.0 million shares of StanCorp common stock. The November 2012 authorization expires on December 31, 2014. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. We will evaluate share repurchases opportunistically based on our capital levels and our assessment of the direction of the overall economy and equity market valuations.

The following table sets forth share repurchases activity:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions
	except per share data)
Share repurchases:
Shares repurchased	249,794	—
Cost of share repurchases	$9.9	$—
Volume weighted-average price per common share	39.55	—
Shares remaining under repurchase authorizations	2,750,206	3,000,000

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

S&P, Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company (“A.M. Best”) provide financial strength ratings on Standard.

Standard’s financial strength ratings as of April 2013 were:

S&P	Moody’s	A.M. Best
A+ (Strong) 5th of 20 ratings Outlook: Negative	A2 (Good) 6th of 21 ratings Outlook: Negative	A (Excellent)(1) 3rd of 13 ratings Outlook: Stable

(1)	Also includes The Standard Life Insurance Company of New York

Debt ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

Our debt ratings and issuer credit ratings as of April 2013, which we believe are indicators of our liquidity and ability to make payments, were:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments in “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. There were no association assessments levied against us for first three months of 2013 and 2012. At March 31, 2013, we maintained a reserve of $0.5 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended March 31,
	2013	2012	Dollar Change
	(In millions)
Statutory Results	$28.9	$42.1	$(13.2)
Adjusted GAAP Results	61.9	47.9	14.0

Difference	$(33.0)	$(5.8)	$(27.2)

The decrease in Statutory Results for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a reserve adjustment for our individual annuity products, resulting in an increase in reserves of $12.7 million and $0.6 million in the first quarters of 2013 and 2012, respectively.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the first quarter of 2013 compared to the first quarter of 2012 were primarily due to differences in the reserves for our individual annuity products and the $10.3 million operating expense reduction due to the amendment of the post retirement benefit plan, which was not recorded in the statutory results.

The following table sets forth statutory capital and the associated asset valuation reserve:

	March 31,	December 31,	Percent
	2013	2012	Change
	(Dollars in millions)
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,386.9	$1,377.1	0.7%
Asset valuation reserve	120.3	117.5	2.4

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

We maintain an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At March 31, 2013, our fixed maturity securities watch list totaled $2.8 million at fair value and $2.7 million at amortized cost after OTTI. We recorded $0.3 million of OTTI related to credit loss due to impairments for the first quarter of 2013 and $0.8 million of OTTI related to credit loss due to impairments for the first quarter of 2012. We recorded no OTTI related to noncredit loss for the first quarters of 2013 and 2012. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 6—Fair Value” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of income and comprehensive income.

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

Total real estate was $94.2 million at March 31, 2013, compared to $95.5 million at December 31, 2012. The $1.3 million decrease in total real estate during the first quarter of 2013 was primarily due to the sale of real estate owned that was acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans and impairments on our real estate owned. The decrease was partially offset by the acquisition of real estate owned during the quarter.

All Other Investments

All other investments include tax-advantaged investments, derivative financial instruments and policy loans. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged investments are accounted for under the equity method of accounting. These investments are structured as limited partnerships for the purpose of investing in the construction and rehabilitation of low-income housing and to provide favorable returns to investors. We have invested in tax-advantaged investments due to the higher returns associated with these investments relative to their perceived risk. The primary sources of investment return are tax credits and the tax benefits derived from passive losses on the investments, both of which may exhibit variability over the life of the investment. Tax credits received from these investments are reported in our consolidated statements of income as either a reduction of state premium taxes, or a reduction of income tax. Our share of the operating losses of the limited partnerships decreases our basis in the investments and is reported as a component of net investment income.

If the net present value of expected future cash flows of the investments is less than the current book value of the investments, we evaluate whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss.

Derivative financial instruments are carried at fair value, and valuation adjustments are reported as a component of net investment income. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8 —Derivative Financial Instruments.”

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	March 31, 2013	December 31, 2012	Percent Change
	(Dollars in millions)
DAC	$293.2	$284.9	2.9%
VOBA	22.8	23.4	(2.6)
Other intangible assets	36.4	38.2	(4.7)

Total DAC, VOBA and other intangible assets	$352.4	$346.5	1.7

We defer certain acquisition costs that vary with and are directly related to the origination of new business and placing that business in-force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to accomplish matching against related future premiums or gross profits as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in-force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. Changes in actual persistency are reflected in the calculated DAC balance. Costs that are not directly associated with the acquisition of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. During the first quarter of 2012, we recorded a $0.8 million impairment to VOBA due to experience related to the block of claims assumed from TIAA. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $66.0 million and $65.4 million at March 31, 2013 and December 31, 2012, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$63.8	21.8%	$60.9	21.4%
VOBA	5.7	25.0	5.9	25.2

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Decrease to DAC and VOBA	$—	$(0.8)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 7.2 years. The marketing agreement which accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $38.3 million and $36.5 million at March 31, 2013 and December 31, 2012, respectively.

Reserves for Future Policy Benefits and Claims

Reserves include policy reserve liabilities, and claim reserve liabilities and represent amounts to pay future benefits and claims. Claim reserve liabilities are for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Policy reserve liabilities reflect our best estimate of assumptions at the time of policy issuance including adjustments for adverse deviations in actual experience.

The following table sets forth total reserve balances by reserve type:

	March 31, 2013	December 31, 2012
	(In millions)
Reserves:
Policy reserves	$1,074.5	$1,072.0
Claim reserves	4,777.4	4,771.2

Total reserves	$5,851.9	$5,843.2

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

The following table sets forth total reserve balances by calculation methodology:

	March 31, 2013	Percent of Total	December 31, 2012	Percent of Total
	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,194.8	88.8%	$5,186.2	88.8%
Reserves determined by internally-developed formulas	647.4	11.1	648.2	11.1
Reserves based on subjective judgment	9.7	0.1	8.8	0.1

Total reserves	$5,851.9	100.0%	$5,843.2	100.0%

Policy Reserves

Policy reserves include reserves established for individual disability insurance, individual and group immediate annuity businesses and individual life insurance. Policy reserves are calculated using our best estimates of assumptions and considerations at the time the policy was issued, adjusted for the effect of adverse deviations in actual experience. These assumptions are not subsequently modified unless policy reserves become inadequate, at which time we may need to change assumptions to increase reserves. We maintain a policy reserve for as long as a policy is in-force, even after a separate claim reserve is established.

The following table sets forth policy reserves by block of business:

	March 31,	December 31,
	2013	2012
	(In millions)
Policy reserves:
Individual disability insurance	$236.7	$233.7
Individual and group immediate annuity businesses	237.0	237.4
Individual life insurance	600.8	600.9

Total policy reserves	$1,074.5	$1,072.0

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

The following table sets forth total claim reserves by block of business:

	March 31,	December 31,
	2013	2012
	(In millions)
Claim reserves:
Group disability insurance	$3,255.8	$3,250.7
Individual disability insurance	763.8	755.2
Group life insurance	757.8	765.3

Total claim reserves	$4,777.4	$4,771.2

Group and individual disability insurance. Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Discount rate	3.75%	4.00%	4.75%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The 100 basis point decrease in the discount rate for the first quarter of 2013 compared to the first quarter of 2012 was primarily the result of a continued low interest rate, the compression of interest rate spread for certain investment types with similar duration, and the mix of new money investments. A 25 basis point decrease in the discount rate for newly incurred claims results in a corresponding decrease in quarterly pre-tax income of approximately $2 million. We do not adjust group insurance premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most new contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the first quarter of 2013 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

The claims incidence rate for policy reserves and IBNR claim reserves can also fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. While we continue to see improvement in claims incidence, the levels remain elevated when compared to historical levels.

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

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our group insurance lines of business of approximately +/-0.2% or $8 million. However, given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination rates over time could produce a change in reserves for our group insurance lines outside of this range.

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

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan is limited to employees who had reached the age of 40 or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is sponsored and administered by Standard and is closed for new participants. In 2012, the postretirement benefit plan was amended to reduce future benefits to plan participants that are either not eligible to or choose not to retire on or before July 1, 2013, which reduced operating expenses by $10.3 million for the first quarter of 2013. The 2012 amendment will not affect future benefits for employees who are retired as of July 1, 2013. In addition, as of December 31, 2011, the group term life insurance benefit was curtailed for plan participants who were not retired at December 31, 2011.

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

The expected return on plan assets assumption is the best long term estimate of the average annual return that will be produced from the pension trust assets until current benefits are paid. Our expectations for the future investment returns of the asset categories are based on a combination of historical and projected market performance. The expected return for the total portfolio is calculated based on each plan’s strategic asset allocation.

The long term rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category.

The rate of compensation increase is a long term assumption that is based on an estimated inflation rate in addition to merit and promotion-related compensation increase components.

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

GAAP requires management to use a more likely than not standard to evaluate whether, based on available evidence, each deferred tax asset will be realized. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized. We have recorded a deferred tax asset for certain loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets without a valuation allowance will be realized. The amount of the deferred tax asset considered realizable is evaluated at least annually and could be reduced if estimates of future taxable income during the carryforward period are reduced.

Management is required to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions, as determined and measured by this interpretation, cannot be recognized in our financial statements.

We record income tax interest and penalties in the income tax provision according to our accounting policy. Currently, years 2009 through 2012 are open for audit by the IRS.

Forward-looking Statements

Some of the statements contained or incorporated by reference in this Form 10-Q, including guidance, estimates, projections, statements related to business plans, strategies, objectives and expected operating results and the outlook section of Management’s Discussion and Analysis of Operating results and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

As a provider of financial products and services, our actual results of operations may vary significantly in response to economic trends, interest rates, investment performance, claims experience, operating expenses and pricing. Given these uncertainties or circumstances, investors are cautioned not to place undue reliance on forward-looking statements as a predictor of future results. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors could cause our results to differ materially from management expectations suggested by forward-looking statements:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective use of capital, including the ability to achieve financing through debt or equity.
•	Changes in liquidity needs and the liquidity of assets in our investment portfolios.
•	Performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level including changes in income tax rates and regulations or changes in U.S. GAAP accounting principles, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of customer persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower, property type and geographic region.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of bond call premiums, commercial mortgage loan prepayment fees and commercial mortgage loan participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.

•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp Financial Group, Inc. since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

ITEM 4:	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2013, and designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our profitability may be adversely affected by declining or low interest rates—During periods of declining or low interest rates, annuity products may be relatively more attractive investments, resulting in increases in the percentage of policies remaining in-force from year to year during a period when our new investments carry lower returns. During these periods, actual returns on our investments could prove inadequate for us to meet contractually guaranteed minimum payments to holders of our annuity products. In addition, the profitability of our life and disability insurance products can be affected by declining or low interest rates. A factor in pricing our insurance products is prevailing interest rates. Longer duration claims and premium rate guarantees can expose us to interest rate risk when portfolio yields are less than those assumed when pricing these products. Mortgages and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments.

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

•

The concentration of our investments in the western region of the U.S. may subject us to losses resulting from certain natural catastrophes in this area—Due to our commercial mortgage loan concentration in the western region of the U.S., particularly in California, we are exposed to potential losses resulting from certain natural catastrophes, such as earthquakes and fires, which may affect the region. Although we require borrowers to maintain fire insurance, consider the potential for earthquake loss based upon specific information to each property and diversify our commercial mortgage loan portfolio within the western region by both location and type of property in an effort to reduce earthquake exposure, such diversification may not eliminate the risk of such losses, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market— We do not have any significant debt maturities in the near term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures (“Subordinated Debt”) of $300 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2016, though, at our option and with the consent of the lenders under the Facility, the termination date can be extended for two additional one year periods. We had no outstanding balance on the Facility at March 31, 2013. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•

Declining equity markets and low interest rates could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long term rate of return on plan assets and the employee work force. Declines in the discount rate or the rate of return on plan assets resulting from the current economic downturn could increase our required cash contributions or pension-related expenses in future periods. The funding status of the Company’s pension plans is evaluated annually during the fourth quarter.

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

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1-31, 2013	—	$—	—	3,000,000
February 1-28, 2013	148,000	38.95	148,000	2,852,000
March 1-31, 2013	101,794	40.43	101,794	2,750,206

Total first quarter	249,794	39.55	249,794	2,750,206

On November 14, 2012 we announced the Board of Directors’ approval of a share repurchase authorization of up to 3.0 million shares of StanCorp common stock. The November 2012 authorization expires on December 31, 2014. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. We will evaluate share repurchases opportunistically based on equity markets, capital levels and our assessment of the direction of the overall economy and equity market valuations.

The following table sets forth share repurchase activity:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions except per share data)
Share repurchases:
Shares repurchased	249,794	—
Cost of share repurchases	$9.9	$—
Weighted-average price per common share	39.55	—
Shares remaining under repurchase authorizations	2,750,206	3,000,000

The declaration and payment of dividends would be restricted if we elect to defer interest payments on its Subordinated Debt. If we elect to defer interest payments, the dividend restriction would be in place during the interest deferral period, which cannot exceed five years. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Capital Management—Dividends to Shareholders.”

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit 3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended

Exhibit 3.2	Bylaws of StanCorp Financial Group, Inc.

Exhibit 10.1	Form of StanCorp Financial Group, Inc. Restricted Stock Unit Award Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q, dated August 8, 2012, and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.1	Form of StanCorp Financial Group, Inc. Restricted Stock Unit Award Agreement	Filed as Exhibit 10.1 on Registrant’s Form 8-K dated February 14, 2013 and incorporated herein by this reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.