Form 10-Q
period 2013-06-30
STANCORP FINANCIAL GROUP INC
filed 2013-08-06
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 26, 2013, there were 44,411,453 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012	1

	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012	2

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and the year ended December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	75

ITEM 4.	CONTROLS AND PROCEDURES	75

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	76

ITEM 1A.	RISK FACTORS	76

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	80

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	80

ITEM 4.	MINE SAFETY DISCLOSURES	80

ITEM 5.	OTHER INFORMATION	80

ITEM 6.	EXHIBITS	81

SIGNATURES		82

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Premiums	$535.1	$548.1	$1,071.3	$1,101.4
Administrative fees	30.4	29.8	59.1	58.4
Net investment income	154.1	151.4	313.3	311.1
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.3)	(1.7)	(0.6)	(2.5)
All other net capital losses	(2.3)	(2.3)	(3.6)	(1.7)

Total net capital losses	(2.6)	(4.0)	(4.2)	(4.2)

Total revenues	717.0	725.3	1,439.5	1,466.7

Benefits and expenses:
Benefits to policyholders	424.1	475.9	865.9	925.9
Interest credited	40.3	39.2	86.9	86.4
Operating expenses	104.4	116.7	209.5	240.6
Commissions and bonuses	50.8	51.3	104.6	106.7
Premium taxes	9.1	9.5	18.6	19.5
Interest expense	8.6	9.8	17.1	19.5
Net decrease (increase) in deferred acquisition costs, value of business acquired and other intangible assets	1.2	0.3	(1.9)	(2.2)

Total benefits and expenses	638.5	702.7	1,300.7	1,396.4

Income before income taxes	78.5	22.6	138.8	70.3
Income taxes	20.8	2.6	34.3	15.1

Net income	$57.7	$20.0	$104.5	$55.2

Net income per common share:
Basic	$1.30	$0.45	$2.36	$1.25
Diluted	1.30	0.45	2.35	1.24
Weighted-average common shares outstanding:
Basic	44,257,095	44,266,776	44,341,158	44,296,945
Diluted	44,398,120	44,354,720	44,445,155	44,407,325

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$57.7	$20.0	$104.5	$55.2

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities—available-for-sale:
Net unrealized capital (losses) gains on securities—available-for-sale(1)	(151.0)	39.3	(168.2)	40.6
Reclassification adjustment for net capital gains included in net income(2)	(2.9)	(0.6)	(4.1)	(1.4)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	—	—	—	0.4
Reclassification adjustment for amortization to net periodic pension (credit) cost, net(4)	(4.9)	1.6	(9.7)	3.2

Total other comprehensive (loss) income, net of tax	(158.8)	40.3	(182.0)	42.8

Comprehensive (loss) income	$(101.1)	$60.3	$(77.5)	$98.0

(1)

Net of tax benefit of $84.2 million and tax expense of $21.2 million for the three months ended June 30, 2013 and 2012, respectively and tax benefit of $91.7 million and tax expense of $21.9 million for the six months ended June 30, 2013 and 2012, respectively.

(2)

Net of tax benefits of $1.7 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively and tax benefits of $2.5 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

(3)	Net of tax expense of $0.2 million for the six months ended June 30, 2012.
(4)

Net of tax benefit of $2.7 million and tax expense of $0.9 million for the three months ended June 30, 2013 and 2012, respectively and tax benefit of $5.3 million and tax expense of $1.7 million for the six months ended June 30, 2013 and 2012, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2013	December 31, 2012
ASSETS
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,659.6 and $6,517.7)	$7,034.3	$7,190.7
Commercial mortgage loans, net	5,426.2	5,267.4
Real estate, net	90.8	95.5
Other invested assets	201.7	175.5

Total investments	12,753.0	12,729.1
Cash and cash equivalents	199.7	160.7
Premiums and other receivables	126.9	123.0
Accrued investment income	109.6	109.3
Amounts recoverable from reinsurers	980.8	972.4
Deferred acquisition costs, value of business acquired and other intangible assets, net	367.2	346.5
Goodwill	36.0	36.0
Property and equipment, net	83.8	90.7
Other assets	59.7	69.3
Separate account assets	5,629.9	5,154.3

Total assets	$20,346.6	$19,791.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$5,861.3	$5,843.2
Other policyholder funds	5,759.2	5,531.1
Deferred tax liabilities, net	61.0	148.1
Short-term debt	1.1	1.0
Long-term debt	551.4	551.4
Other liabilities	405.7	393.2
Separate account liabilities	5,629.9	5,154.3

Total liabilities	18,269.6	17,622.3

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 44,149,730 and 44,419,448 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	75.1	89.6
Accumulated other comprehensive income	127.3	309.3
Retained earnings	1,874.6	1,770.1

Total shareholders’ equity	2,077.0	2,169.0

Total liabilities and shareholders’ equity	$20,346.6	$19,791.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions—except per share data)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
Balance, January 1, 2012	44,268,859	$82.4	$235.1	$1,672.9	$1,990.4

Net income	—	—	—	138.5	138.5
Other comprehensive income, net of tax	—	—	74.2	—	74.2
Common stock:
Repurchased	(279,700)	(10.0)	—	—	(10.0)
Issued under share-based compensation plans, net	430,289	17.2	—	—	17.2
Dividends declared on common stock ($0.93 per share)	—	—	—	(41.3)	(41.3)

Balance, December 31, 2012	44,419,448	89.6	309.3	1,770.1	2,169.0

Net income	—	—	—	104.5	104.5
Other comprehensive loss, net of tax	—	—	(182.0)	—	(182.0)
Common stock:
Repurchased	(632,289)	(26.8)	—	—	(26.8)
Issued under share-based compensation plans, net	362,571	12.3	—	—	12.3

Balance, June 30, 2013	44,149,730	$75.1	$127.3	$1,874.6	$2,077.0

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2013	2012
Operating:
Net income	$104.5	$55.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	4.2	4.2
Depreciation and amortization	58.2	59.9
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(38.1)	(38.6)
Deferred income taxes	14.7	13.2
Changes in other assets and liabilities:
Receivables and accrued income	(12.7)	(13.5)
Future policy benefits and claims	30.8	87.6
Other, net	14.4	32.0

Net cash provided by operating activities	176.0	200.0

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	569.5	426.3
Proceeds from sale or repayment of commercial mortgage loans	465.4	302.4
Proceeds from sale of real estate	7.7	4.0
Proceeds from sale of other investments, net	0.2	—
Acquisition of fixed maturity securities—available-for-sale	(703.9)	(577.5)
Acquisition or origination of commercial mortgage loans	(638.5)	(518.5)
Acquisition of real estate	(0.6)	(0.6)
Acquisition of other invested assets	(44.0)	(32.7)
Acquisition of property and equipment, net	(4.1)	(8.5)

Net cash used in investing activities	(348.3)	(405.1)

Financing:
Policyholder fund deposits	976.4	980.8
Policyholder fund withdrawals	(748.3)	(778.2)
Issuance of common stock	9.9	3.5
Repurchases of common stock	(26.8)	(10.0)
Other, net	0.1	0.1

Net cash provided by financing activities	211.3	196.2

Increase (decrease) in cash and cash equivalents	39.0	(8.9)
Cash and cash equivalents, beginning of period	160.7	138.4

Cash and cash equivalents, end of period	$199.7	$129.5

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$100.9	$101.7
Income taxes	19.0	0.8
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	5.6	13.3
Commercial mortgage loans originated on real estate sold	—	0.8

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

StanCorp Equities is a limited broker-dealer and member of the Financial Industry Regulatory Authority. As a wholesaler, StanCorp Equities’ activities are limited to soliciting and supporting third-party broker-dealers and investment advisers that offer or advise their retirement plan clients on using an unregistered group annuity contract or a mutual fund trust platform.

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

Standard Management manages certain real estate properties held for sale from time to time in conjunction with the Company’s real estate business.

Standard holds interests in tax-advantaged investments. These interests are accounted for under the equity method of accounting. The total investment in these interests was $199.2 million and $173.0 million at June 30, 2013 and December 31, 2012, respectively.

The accompanying unaudited condensed consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2013, and for the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. Interim results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. This report should be read in conjunction with the Company’s 2012 annual report on Form 10-K.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (In millions)	$57.7	$20.0	$104.5	$55.2

Basic weighted-average common shares outstanding	44,257,095	44,266,776	44,341,158	44,296,945
Stock options	130,813	87,944	97,236	106,584
Stock awards	10,212	—	6,761	3,796

Diluted weighted-average common shares outstanding	44,398,120	44,354,720	44,445,155	44,407,325

Net income per common share:
Net income per basic common share	$1.30	$0.45	$2.36	$1.25
Net income per diluted common share	1.30	0.45	2.35	1.24
Antidilutive shares not included in net income per diluted common share calculation	1,182,979	2,199,670	1,293,609	2,139,650

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain specified parties. Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,808,406 shares or options for shares remain available for grant at June 30, 2013. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 3,500,000 shares authorized for the ESPP, 1,460,593 shares remain available for issuance at June 30, 2013.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Compensation cost	$1.3	$1.6	$2.7	$3.9
Related income tax benefit	0.4	0.5	0.9	1.3

The Company has provided two types of share-based compensation pursuant to the 2002 Plan: option grants and stock award grants. On May 13, 2013, shareholders approved an amendment to the 2002 Plan that increased the number of shares authorized for the 2002 Plan to 7,000,000 shares and increased the number of shares authorized to be allocated to stock awards to 1,700,000 shares.

Option Grants

Options are granted to officers and certain non-officer employees. Options are granted with an exercise price equal to the closing market price of StanCorp common stock on the grant date. Options generally vest in equal installments on the first four anniversaries of the vesting reference date.

The Company granted 163,367 and 225,133 options for the first six months of 2013 and 2012, respectively, at a weighted-average per share exercise price of $38.56 and $39.58, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first six months of 2013 and 2012 was $13.64 and $14.44, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At June 30, 2013, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $6.0 million. This compensation cost will be recognized over a weighted-average remaining period of 2.6 years.

Stock Award Grants

The Company currently grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 987,700 shares available for issuance as stock award grants at June 30, 2013.

RSUs

The Company granted 59,823 RSUs for the first six months of 2013 to officers and senior officers of the Company. The RSUs cliff vest on the third anniversary of the vesting reference date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The compensation cost of RSUs is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At June 30, 2013, the total compensation cost related to unvested RSUs that had not yet been recognized in the financial statements was $1.8 million. This compensation cost will be recognized over a weighted-average remaining period of 2.6 years.

Performance Shares

The Company grants Performance Shares to designated senior officers as long term incentive compensation. The payout for these awards is based on the Company’s financial performance over a three-year period. Performance Share grants represent the maximum number of shares of StanCorp common stock issuable to the designated senior officers if specified criteria are met. The actual number of shares issued at the end of the performance period is based on continued employment and satisfaction of Company financial performance conditions, with a portion of the shares withheld to cover required tax withholding.

The Company granted 117,172 and 179,818 Performance Shares for the first six months of 2013 and 2012, respectively.

No Performance Shares vested for the 2012 performance period. Therefore, the Company did not issue shares for the first six months of 2013. The Company issued 9,899 shares of StanCorp common stock for the first six months of 2012 to redeem Performance Shares that vested following the 2011 performance period, net of Performance Shares withheld to cover the required taxes.

The fair value of the Performance Shares is based on the closing market price of StanCorp common stock on the grant date.

The compensation cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $16.6 million in additional compensation cost would be recognized through 2015. Assuming that the target performance is achieved for each performance goal, $8.3 million in additional compensation cost would be recognized through 2015. Assuming that the maximum performance is achieved, this cost would be recognized over a weighted-average period of 1.5 years.

Director Stock Grants

Each non-employee director receives annual stock grants with fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholder meeting. The stock grants generally vest after one year.

The Company issued 20,099 and 9,489 shares of StanCorp common stock for the first six months of 2013 and 2012, respectively, related to the vesting of the 2012 and 2011 annual grants, net of shares withheld to cover taxes.

Employee Share Purchase Plan

Currently, the Company’s ESPP allows eligible employees to purchase StanCorp common stock at a 5% discount of the lesser of the closing market price of StanCorp common stock on either the commencement date or the final date of each six-month offering period. Under the terms of the plan, each eligible employee may elect to have the lesser of up to 5% of the employee’s gross total cash compensation or $5,000 per offering period withheld to purchase StanCorp common stock. No employee may purchase StanCorp common stock having a fair market value in excess of $25,000 in any calendar year.

Purchases prior to February 2, 2013 allowed for a purchase discount of 15% and contributions of up to 10% of the employee’s gross total cash compensation.

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Compensation cost	$—	$0.3	$0.2	$0.9
Related income tax benefit	—	0.1	0.1	0.3

4.	RETIREMENT BENEFITS

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

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Components of net periodic benefit cost:
Service cost	$2.5	$2.4	$5.1	$4.9
Interest cost	4.2	4.2	8.3	8.3
Expected return on plan assets	(7.3)	(6.7)	(14.6)	(13.3)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of net actuarial loss	2.4	2.3	4.7	4.4

Net periodic benefit cost	1.9	2.3	3.8	4.6

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial loss	(2.4)	(2.3)	(4.7)	(4.4)

Total recognized in other comprehensive income	(2.5)	(2.4)	(5.0)	(4.7)

Total recognized in net periodic benefit cost and other comprehensive income	$(0.6)	$(0.1)	$(1.2)	$(0.1)

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on the retiree’s length of service and age at retirement. Participation in the postretirement benefit plan was limited to employees who had reached the age of 40, or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is closed to new participants. In 2012, the postretirement benefit plan was amended to reduce future benefits to plan participants that were either not eligible to or chose not to retire on or before July 1, 2013, which reduced operating expenses by $10.3 million and $20.6 million for the second quarter and first six months of 2013, respectively. The 2012 amendment did not affect future benefits for employees who were retired as of July 1, 2013. In addition, as of December 31, 2011, the group term life insurance benefit was curtailed for plan participants who were not retired at December 31, 2011.

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

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Components of net periodic benefit (credit) cost:
Service cost	$—	$0.2	$—	$0.4
Interest cost	0.2	0.5	0.4	0.9
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of prior service cost	(13.2)	(0.1)	(26.4)	(0.2)
Amortization of net actuarial loss	2.9	—	5.8	—

Net periodic benefit (credit) cost	(10.3)	0.4	(20.6)	0.7

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net gain	—	—	—	(0.7)
Amortization of prior service cost	13.2	0.1	26.4	0.2
Amortization of net actuarial loss	(2.9)	—	(5.8)	—

Total recognized in other comprehensive (income) loss	10.3	0.1	20.6	(0.5)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$—	$0.5	$—	$0.2

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.3 million and $2.3 million for the second quarters of 2013 and 2012, respectively, and $5.6 million and $5.4 million for the first six months of 2013 and 2012, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $11.1 million at June 30, 2013 and $10.5 million at December 31, 2012.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $27.8 million and $27.5 million at June 30, 2013 and December 31, 2012, respectively. Expenses were $0.8 million and $0.7 million for the second quarters of 2013 and 2012, respectively, and were $1.6 million and $1.3 million for the first six months of 2013 and 2012, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income was $0.4 million and $4.7 million at June 30, 2013 and December 31, 2012, respectively.

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

The following table sets forth intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Intersegment administrative fee revenues	$4.6	$4.4	$9.3	$8.8

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$214.5	$223.8	$429.9	$448.7
Group long term disability	198.0	200.2	398.3	404.4
Group short term disability	59.6	54.0	115.5	107.8
Group other	19.2	19.6	38.3	39.5
Experience rated refunds	(4.3)	7.1	(8.8)	11.2

Total group insurance	487.0	504.7	973.2	1,011.6
Individual disability insurance	46.7	41.8	93.7	86.0

Total Insurance Services premiums	533.7	546.5	1,066.9	1,097.6

Asset Management:
Retirement plans	0.2	0.4	1.4	1.2
Individual annuities	1.2	1.2	3.0	2.6

Total Asset Management premiums	1.4	1.6	4.4	3.8

Total premiums	$535.1	$548.1	$1,071.3	$1,101.4

Administrative fees:
Insurance Services:
Group insurance	$3.4	$4.2	$6.9	$7.2
Individual disability insurance	0.1	—	0.1	0.1

Total Insurance Services administrative fees	3.5	4.2	7.0	7.3

Asset Management:
Retirement plans	23.6	22.3	45.8	44.5
Other financial services businesses	7.9	7.7	15.6	15.4

Total Asset Management administrative fees	31.5	30.0	61.4	59.9

Other administrative fees	(4.6)	(4.4)	(9.3)	(8.8)

Total administrative fees	$30.4	$29.8	$59.1	$58.4

Net investment income:
Insurance Services:
Group insurance	$67.0	$70.5	$135.6	$141.8
Individual disability insurance	12.9	13.1	26.3	26.4

Total Insurance Services net investment income	79.9	83.6	161.9	168.2

Asset Management:
Retirement plans	25.0	23.4	49.2	46.8
Individual annuities	42.0	37.7	88.2	84.6
Other financial services businesses	3.7	3.5	6.6	6.3

Total Asset Management net investment income	70.7	64.6	144.0	137.7

Other net investment income	3.5	3.2	7.4	5.2

Total net investment income	$154.1	$151.4	$313.3	$311.1

The following table sets forth income before income taxes and assets by major product line or category within certain of the Company’s segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Income (loss) before income taxes:
Insurance Services:
Group insurance	$46.6	$9.8	$80.6	$38.3
Individual disability insurance	14.8	13.5	29.6	31.1

Total Insurance Services income before income taxes	61.4	23.3	110.2	69.4
Asset Management	20.7	15.2	37.9	30.2
Other	(3.6)	(15.9)	(9.3)	(29.3)

Total income before income taxes	$78.5	$22.6	$138.8	$70.3

	June 30, 2013	December 31, 2012
	(In millions)
Assets:
Insurance Services:
Group insurance	$5,824.2	$5,991.4
Individual disability insurance	2,273.6	2,259.4

Total Insurance Services assets	8,097.8	8,250.8
Asset Management	11,749.2	11,046.0
Other	499.6	494.5

Total assets	$20,346.6	$19,791.3

The following tables set forth select segment information:

	Insurance	Asset
	Services	Management	Other	Total
	(In millions)
Three Months Ended June 30, 2013
Revenues:
Premiums	$533.7	$1.4	$—	$535.1
Administrative fees	3.5	31.5	(4.6)	30.4
Net investment income	79.9	70.7	3.5	154.1
Net capital losses	—	—	(2.6)	(2.6)

Total revenues	617.1	103.6	(3.7)	717.0

Benefits and expenses:
Benefits to policyholders	419.8	4.3	—	424.1
Interest credited	1.3	39.0	—	40.3
Operating expenses	84.3	28.8	(8.7)	104.4
Commissions and bonuses	42.5	8.3	—	50.8
Premium taxes	9.1	—	—	9.1
Interest expense	—	—	8.6	8.6
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(1.3)	2.5	—	1.2

Total benefits and expenses	555.7	82.9	(0.1)	638.5

Income (loss) before income taxes	$61.4	$20.7	$(3.6)	$78.5

	Insurance	Asset
	Services	Management	Other	Total
	(In millions)
Three Months Ended June 30, 2012
Revenues:
Premiums	$546.5	$1.6	$—	$548.1
Administrative fees	4.2	30.0	(4.4)	29.8
Net investment income	83.6	64.6	3.2	151.4
Net capital losses	—	—	(4.0)	(4.0)

Total revenues	634.3	96.2	(5.2)	725.3

Benefits and expenses:
Benefits to policyholders	471.0	4.9	—	475.9
Interest credited	1.0	38.2	—	39.2
Operating expenses	86.5	29.3	0.9	116.7
Commissions and bonuses	42.0	9.3	—	51.3
Premium taxes	9.5	—	—	9.5
Interest expense	—	—	9.8	9.8
Net decrease (increase) in deferred acquisition costs, value of business acquired and other intangible assets	1.0	(0.7)	—	0.3

Total benefits and expenses	611.0	81.0	10.7	702.7

Income (loss) before income taxes	$23.3	$15.2	$(15.9)	$22.6

	Insurance	Asset
	Services	Management	Other	Total
	(In millions)
Six Months Ended June 30, 2013
Revenues:
Premiums	$1,066.9	$4.4	$—	$1,071.3
Administrative fees	7.0	61.4	(9.3)	59.1
Net investment income	161.9	144.0	7.4	313.3
Net capital losses	—	—	(4.2)	(4.2)

Total revenues	1,235.8	209.8	(6.1)	1,439.5

Benefits and expenses:
Benefits to policyholders	855.8	10.1	—	865.9
Interest credited	2.2	84.7	—	86.9
Operating expenses	166.4	57.0	(13.9)	209.5
Commissions and bonuses	88.4	16.2	—	104.6
Premium taxes	18.6	—	—	18.6
Interest expense	—	—	17.1	17.1
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(5.8)	3.9	—	(1.9)

Total benefits and expenses	1,125.6	171.9	3.2	1,300.7

Income (loss) before income taxes	$110.2	$37.9	$(9.3)	$138.8

Total assets	$8,097.8	$11,749.2	$499.6	$20,346.6

	Insurance	Asset
	Services	Management	Other	Total
	(In millions)
Six Months Ended June 30, 2012
Revenues:
Premiums	$1,097.6	$3.8	$—	$1,101.4
Administrative fees	7.3	59.9	(8.8)	58.4
Net investment income	168.2	137.7	5.2	311.1
Net capital losses	—	—	(4.2)	(4.2)

Total revenues	1,273.1	201.4	(7.8)	1,466.7

Benefits and expenses:
Benefits to policyholders	915.7	10.2	—	925.9
Interest credited	2.6	83.8	—	86.4
Operating expenses	179.1	59.5	2.0	240.6
Commissions and bonuses	90.7	16.0	—	106.7
Premium taxes	19.5	—	—	19.5
Interest expense	—	—	19.5	19.5
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(3.9)	1.7	—	(2.2)

Total benefits and expenses	1,203.7	171.2	21.5	1,396.4

Income (loss) before income taxes	$69.4	$30.2	$(29.3)	$70.3

Total assets	$8,256.4	$10,464.2	$420.6	$19,141.2

6.	FAIR VALUE

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: Level 1 inputs are based upon quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date. Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 inputs are generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability.

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following tables set forth the estimated fair value and the carrying value of each financial instrument:

	June 30, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,419.5	$6,419.5	$—	$6,367.6	$51.9
U.S. government and agency bonds	377.7	377.7	—	377.7	—
U.S. state and political subdivision bonds	154.4	154.4	—	154.4	—
Foreign government bonds	69.0	69.0	—	69.0	—
S&P 500 Index options	13.7	13.7	—	—	13.7

Total fixed maturity securities	$7,034.3	$7,034.3	$—	$6,968.7	$65.6

Commercial mortgage loans, net	$5,426.2	$5,891.8	$—	$—	$5,891.8
Policy loans	2.5	2.5	—	—	2.5
Separate account assets	5,629.9	5,629.9	5,483.1	146.8	—
Liabilities:
Total other policyholder funds, investment-type contracts	$5,160.2	$5,337.8	$—	$—	$5,337.8
Index-based interest guarantees	62.6	62.6	—	—	62.6
Short-term debt	1.1	1.0	—	1.0	—
Long-term debt	551.4	564.1	—	564.1	—

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,525.9	$6,525.9	$—	$6,445.5	$80.4
U.S. government and agency bonds	413.0	413.0	—	411.9	1.1
U.S. state and political subdivision bonds	168.4	168.4	—	166.7	1.7
Foreign government bonds	72.1	72.1	—	72.1	—
S&P 500 Index options	11.3	11.3	—	—	11.3

Total fixed maturity securities	$7,190.7	$7,190.7	$—	$7,096.2	$94.5

Commercial mortgage loans, net	$5,267.4	$5,946.3	$—	$—	$5,946.3
Policy loans	2.5	2.5	—	—	2.5
Separate account assets	5,154.3	5,154.3	5,007.5	146.8	—
Liabilities:
Total other policyholder funds, investment-type contracts	$4,916.7	$5,331.3	$—	$—	$5,331.3
Index-based interest guarantees	57.4	57.4	—	—	57.4
Short-term debt	1.0	1.2	—	1.2	—
Long-term debt	551.4	567.4	—	567.4	—

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

The fair value for long-term debt was predominantly based on quoted market prices as of June 30, 2013 and December 31, 2012, and trades occurring close to June 30, 2013 and December 31, 2012.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of June 30, 2013 or December 31, 2012.

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

Quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value is as follows:

	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of inputs
	(Dollars in millions)
S&P 500 Index options	$13.7	Black-Scholes option pricing model	Various assumptions	(a)
Index-based interest guarantees	$62.6	Discounted cash flow	Expected future option purchase	1%-5%
			Various assumptions	(b)
		Black-Scholes option pricing model	Various assumptions	(a)
Commercial mortgage loans	$82.3	Appraisals	Reduction on appraisal	0%-34%
		Cash flows	Capitalization rate (c)	7%-16%
Real Estate Owned	$19.2	Appraisals	Reduction on appraisal	0%-53%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)	Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36%.
(c)	Capitalization rates are used as an internal analysis in converting the underlying property’s income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended June 30, 2013
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning balance	$1.1	$1.7	$76.3	$15.3	$94.4	$63.6
Total realized/unrealized gains (losses):
Included in net income	—	—	—	1.2	1.2	(1.7)
Included in other comprehensive income (loss)	—	—	(1.0)	—	(1.0)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.7	2.7	—
Issuances	—	—	—	—	—	1.8
Sales	—	—	—	—	—	—
Settlements	—	—	—	(5.5)	(5.5)	(1.1)
Transfers into level 3	—	—	7.0	—	7.0	—
Transfers out of level 3	(1.1)	(1.7)	(30.4)	—	(33.2)	—

Ending balance	$—	$—	$51.9	$13.7	$65.6	$62.6

	Three Months Ended June 30, 2012
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning balance	$—	$1.8	$53.1	$14.3	$69.2	$55.3
Total realized/unrealized gains (losses):
Included in net income	—	—	—	(2.3)	(2.3)	(1.7)
Included in other comprehensive income (loss)	—	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.8	2.8	—
Issuances	—	—	—	—	—	3.1
Sales	—	—	—	—	—	—
Settlements	—	—	—	(2.4)	(2.4)	(0.7)
Transfers into level 3	—	—	5.5	—	5.5	—
Transfers out of level 3	—	—	—	—	—	—

Ending balance	$—	$1.8	$58.6	$12.4	$72.8	$56.0

	Six Months Ended June 30, 2013
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning balance	$1.1	$1.7	$80.4	$11.3	$94.5	$57.4
Total realized/unrealized gains (losses):
Included in net income	—	—	—	7.2	7.2	4.5
Included in other comprehensive income (loss)	—	—	(5.1)	—	(5.1)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	4.6	4.6	—
Issuances	—	—	—	—	—	2.9
Sales	—	—	—	—	—	—
Settlements	—	—	—	(9.4)	(9.4)	(2.2)
Transfers into level 3	—	—	7.0	—	7.0	—
Transfers out of level 3	(1.1)	(1.7)	(30.4)	—	(33.2)	—

Ending balance	$—	$—	$51.9	$13.7	$65.6	$62.6

	Six Months Ended June 30, 2012
	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning balance	$0.5	$1.4	$64.0	$7.2	$73.1	$49.5
Total realized/unrealized gains (losses):
Included in net income	—	—	—	4.4	4.4	4.7
Included in other comprehensive income (loss)	—	—	(1.4)	—	(1.4)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	4.8	4.8	—
Issuances	—	—	—	—	—	3.2
Sales	—	—	—	—	—	—
Settlements	—	—	—	(4.0)	(4.0)	(1.4)
Transfers into level 3	—	0.4	5.5	—	5.9	—
Transfers out of level 3	(0.5)	—	(9.5)	—	(10.0)	—

Ending balance	$—	$1.8	$58.6	$12.4	$72.8	$56.0

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for the first six months of 2013 and 2012.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Assets:
S&P 500 Index options	$(0.7)	$(0.6)	$4.2	$2.5
Liabilities:
Index-based interest guarantees	$1.2	$(1.9)	$(5.3)	$(8.4)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded in other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded to interest credited. The interest credited amount included negative interest on policyholder funds due to changes in the Level 3 actuarial assumptions of $1.4 million and $1.1 million for the second quarters and first six months of 2013 and 2012, respectively.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of June 30, 2013 that the Company continued to hold:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In millions)
Commercial mortgage loans	$82.3	$—	$—	$82.3
Real Estate Owned	19.2	—	—	19.2

Total assets measured at fair value on a nonrecurring basis	$101.5	$—	$—	$101.5

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $99.6 million were written down to their fair value of $82.3 million, less selling costs, at June 30, 2013. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $25.5 million at June 30, 2013. The Real Estate Owned measured on a nonrecurring basis as of June 30, 2013, and still held at June 30, 2013 had net capital losses totaling $0.9 million for the first six months of 2013. Real Estate Owned measured on a nonrecurring basis represents newly acquired properties or properties with a value that has been adjusted based on pending sale or other market information.

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Corporate bonds	$6,103.8	$382.9	$(67.2)	$6,419.5
U.S. government and agency bonds	335.8	42.0	(0.1)	377.7
U.S. state and political subdivision bonds	145.2	9.8	(0.6)	154.4
Foreign government bonds	61.1	7.9	—	69.0
S&P 500 Index options	13.7	—	—	13.7

Total fixed maturity securities	$6,659.6	$442.6	$(67.9)	$7,034.3

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Corporate bonds	$5,942.0	$587.7	$(3.8)	$6,525.9
U.S. government and agency bonds	351.5	61.5	—	413.0
U.S. state and political subdivision bonds	151.6	16.8	—	168.4
Foreign government bonds	61.3	10.8	—	72.1
S&P 500 Index options	11.3	—	—	11.3

Total fixed maturity securities	$6,517.7	$676.8	$(3.8)	$7,190.7

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$599.8	$610.9	$699.2	$712.9
Due after one year through five years	2,746.6	2,931.3	2,779.9	3,009.1
Due after five years through ten years	2,468.5	2,539.3	2,184.7	2,422.6
Due after ten years	844.7	952.8	853.9	1,046.1

Total fixed maturity securities	$6,659.6	$7,034.3	$6,517.7	$7,190.7

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.1%, or $289.8 million, of the Company’s fixed maturity securities portfolio at June 30, 2013. At June 30, 2013, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio. At June 30, 2013, the Company did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At June 30, 2013, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.8%, or $56.4 million, of the Company’s fixed maturity security portfolio. There were no impairments on fixed maturity securities related to euro zone exposure during the first six months of 2013 and 2012.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2013
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
Corporate bonds	862	$67.2	855	$66.9	7	$0.3
U.S. government and agency bonds	6	0.1	6	0.1	—	—
U.S. state and political subdivision bonds	7	0.6	7	0.6	—	—

Total	875	$67.9	868	$67.6	7	$0.3

Fair market value of securities with unrealized losses:
Corporate bonds	862	$1,381.6	855	$1,379.9	7	$1.7
U.S. government and agency bonds	6	10.2	6	10.2	—	—
U.S. state and political subdivision bonds	7	9.3	7	9.3	—	—

Total	875	$1,401.1	868	$1,399.4	7	$1.7

	December 31, 2012
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
Corporate bonds	198	$3.8	188	$3.6	10	$0.2
Fair market value of securities with unrealized losses:
Corporate bonds	198	$342.5	188	$335.5	10	$7.0

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

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At June 30, 2013, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,623.7	48.4%	$2,560.7	48.6%
Industrial	1,027.6	18.9	995.8	18.9
Office	984.8	18.1	960.8	18.2
Hotel/motel	282.6	5.2	280.8	5.3
Commercial	230.5	4.3	205.3	4.0
Apartment and other	277.0	5.1	264.0	5.0

Total commercial mortgage loans, net	$5,426.2	100.0%	$5,267.4	100.0%

Geographic region*:
Pacific	$1,905.9	35.1%	$1,844.1	35.0%
South Atlantic	1,104.3	20.4	1,069.2	20.2
West South Central	660.9	12.2	634.8	12.1
Mountain	625.7	11.5	612.7	11.6
East North Central	463.6	8.5	443.9	8.4
Middle Atlantic	241.1	4.4	240.3	4.6
West North Central	187.6	3.5	183.0	3.5
East South Central	151.4	2.8	150.5	2.9
New England	85.7	1.6	88.9	1.7

Total commercial mortgage loans, net	$5,426.2	100.0%	$5,267.4	100.0%

U.S. state:
California	$1,461.0	26.9%	$1,436.3	27.3%
Texas	607.2	11.2	587.0	11.1
Florida	339.8	6.3	331.9	6.3
Georgia	314.9	5.8	311.5	5.9
Other states	2,703.3	49.8	2,600.7	49.4

Total commercial mortgage loans, net	$5,426.2	100.0%	$5,267.4	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

Due to the concentration of commercial mortgage loans in California, the Company could be exposed to potential losses as a result of an economic downturn in California as well as certain catastrophes, such as earthquakes and fires, which may affect the region.

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

Impairment Evaluation

The Company monitors its commercial mortgage loan portfolio for potential impairment by evaluating the portfolio and individual loans. Key factors that are monitored are as follows:

•	Loan loss experience.
•	Delinquency history.
•	Debt coverage ratio.
•	Loan to value ratio.
•	Refinancing and restructuring history.
•	Request for payment forbearance history.

If the analysis above indicates a loan might be impaired, it is further analyzed through the consideration of the following additional factors:

•	Delinquency status.

•	Foreclosure status.
•	Restructuring status.
•	Borrower history.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$42.8	$45.6	$46.6	$48.1
Provision	5.9	5.1	9.0	6.4
Charge-offs, net	(1.9)	(5.1)	(8.8)	(8.9)

Ending balance	$46.8	$45.6	$46.8	$45.6

Specific loan loss allowance	$25.5	$24.6	$25.5	$24.6
General loan loss allowance	21.3	21.0	21.3	21.0

Total commercial mortgage loan loss allowance	$46.8	$45.6	$46.8	$45.6

The increase in commercial mortgage loan loss allowance as of June 30, 2013 compared to June 30, 2012 was primarily due to the increase in the specific loan loss allowance. The increase in the provision for the second quarter and first six months of 2013 compared to the same periods of 2012 was related to an increase in impaired commercial mortgage loans. The decrease in charge-offs was associated with fewer foreclosures, accepted deeds in lieu of foreclosure and other related charges associated with commercial mortgage loans leaving the portfolio during the second quarter and first six months of 2013.

The following table sets forth the recorded investment in commercial mortgage loans:

	June 30, 2013	December 31, 2012
	(In millions)
Commercial mortgage loans collectively evaluated for impairment	$5,345.6	$5,214.2
Commercial mortgage loans individually evaluated for impairment	127.4	99.8
Commercial mortgage loan loss allowance	(46.8)	(46.6)

Total commercial mortgage loans	$5,426.2	$5,267.4

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	June 30, 2013
				Hotel/		Apartment
	Retail	Industrial	Office	Motel	Commercial	and Other	Total
	(In millions)
Performing commercial mortgage loans	$2,620.2	$1,025.6	$980.2	$282.6	$230.5	$277.0	$5,416.1
Nonperforming commercial mortgage loans	3.5	2.0	4.6	—	—	—	10.1

Total commercial mortgage loans	$2,623.7	$1,027.6	$984.8	$282.6	$230.5	$277.0	$5,426.2

	December 31, 2012
				Hotel/		Apartment
	Retail	Industrial	Office	Motel	Commercial	and Other	Total
	(In millions)
Performing commercial mortgage loans	$2,552.5	$993.0	$955.8	$280.8	$204.7	$263.5	$5,250.3
Nonperforming commercial mortgage loans	8.2	2.8	5.0	—	0.6	0.5	17.1

Total commercial mortgage loans	$2,560.7	$995.8	$960.8	$280.8	$205.3	$264.0	$5,267.4

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$16.6	$16.6	$—	$4.1
Office	4.3	4.3	—	1.5
Industrial	3.1	3.1	—	0.2
Commercial	1.9	1.9	—	—
Apartment and other	1.9	1.9	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	27.8	27.8	—	5.8

With specific loan loss allowances:
Retail	63.6	63.6	14.3	29.8
Office	12.6	12.6	3.0	2.7
Industrial	11.3	11.3	2.3	3.3
Commercial	9.0	9.0	5.8	2.9
Apartment and other	3.1	3.1	0.1	—

Total impaired commercial mortgage loans with specific loan loss allowances	99.6	99.6	25.5	38.7

Total impaired commercial mortgage loans	$127.4	$127.4	$25.5	$44.5

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$15.3	$15.3	$—	$2.2
Office	5.2	5.2	—	4.1
Industrial	3.3	3.3	—	0.2
Apartment and other	1.9	1.9	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	25.7	25.7	—	6.5

With specific loan loss allowances:
Retail	37.9	37.9	13.2	9.3
Office	10.3	10.3	2.5	1.3
Industrial	11.4	11.4	3.6	2.0
Commercial	11.4	11.4	6.2	2.7
Apartment and other	3.1	3.1	0.1	—

Total impaired commercial mortgage loans with specific loan loss allowances	74.1	74.1	25.6	15.3

Total impaired commercial mortgage loans	$99.8	$99.8	$25.6	$21.8

The increase in impaired commercial mortgage loans at June 30, 2013 compared to December 31, 2012 was primarily due to an increase in specific loan loss allowance within the Company’s retail segment during the first six months of 2013. As of June 30, 2013 and December 31, 2012, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

A modification is considered to be a troubled debt restructuring when the debtor is experiencing financial difficulties and the restructured terms constitute a concession. Granting payment forbearance is not a modification of the loan if the payment forbearance is considered to be an insignificant timing difference associated with the borrowing. The Company evaluates all restructured commercial mortgage loans for indications of troubled debt restructurings and the potential losses related to these restructurings. If a loan is considered a troubled debt restructuring, the Company impairs the loan and records a specific allowance for estimated losses. In some cases, the recorded investment in the loan may increase post-restructuring. The Company assessed all restructurings that occurred during the period to determine if they were troubled debt restructurings. The Company did not identify any troubled debt restructurings that were not already considered impaired.

The following table sets forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
	(Dollars in millions)
Troubled debt restructurings:
Retail	3	$2.6	$2.7	6	$4.5	$7.6
Office	3	1.6	1.6	3	1.6	1.6
Commercial	1	0.9	0.9	1	0.9	0.9

Total troubled debt restructurings	7	$5.1	$5.2	10	$7.0	$10.1

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
	(Dollars in millions)
Troubled debt restructurings:
Retail	2	$1.3	$1.2	4	$3.4	$3.3
Industrial	2	1.7	1.7	3	2.4	2.4
Apartment and other	—	—	—	1	1.8	1.8

Total troubled debt restructurings	4	$3.0	$2.9	8	$7.6	$7.5

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the first six months of 2013.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Average recorded investment	$112.8	$101.8	$108.5	$102.8

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.4 million and $1.0 million for the second quarters of 2013 and 2012, respectively, and was $2.4 million and $2.1 million for the first six months of 2013 and 2012, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $1.1 million and $0.9 million for the second quarters of 2013 and 2012, respectively, and was $2.0 million for the first six months of 2013 and 2012.

The following tables set forth the aging of commercial mortgage loans by property type:

	June 30, 2013
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, net	Total Commercial Mortgage Loans
	(In millions)
Commercial mortgage loans:
Retail	$4.1	$—	$4.0	$8.1	$(0.5)	$2,616.1	$2,623.7
Office	0.2	—	5.8	6.0	(1.2)	980.0	984.8
Industrial	0.4	—	2.8	3.2	(0.8)	1,025.2	1,027.6
Hotel/motel	—	—	—	—	—	282.6	282.6
Commercial	—	—	—	—	—	230.5	230.5
Apartment and other	—	—	—	—	—	277.0	277.0

Total commercial mortgage loans	$4.7	$—	$12.6	$17.3	$(2.5)	$5,411.4	$5,426.2

	December 31, 2012
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, net	Total Commercial Mortgage Loans
	(In millions)
Commercial mortgage loans:
Retail	$17.2	$4.9	$4.7	$26.8	$(1.4)	$2,535.3	$2,560.7
Office	4.1	—	5.6	9.7	(0.6)	951.7	960.8
Industrial	1.6	0.5	3.6	5.7	(1.4)	991.5	995.8
Hotel/motel	—	—	—	—	—	280.8	280.8
Commercial	2.7	—	1.4	4.1	(0.8)	202.0	205.3
Apartment and other	—	0.6	—	0.6	—	263.4	264.0

Total commercial mortgage loans	$25.6	$6.0	$15.3	$46.9	$(4.2)	$5,224.7	$5,267.4

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that have been granted payment forbearance are not considered to be past due. Commercial mortgage loans that were at least 60 days past due totaled $12.6 million and $21.3 million at June 30, 2013 and December 31, 2012, respectively. Commercial mortgage loans at least 60 days past due were 0.23% and 0.40% of the commercial mortgage loan portfolio at June 30, 2013 and December 31, 2012.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Fixed maturity securities:
Bonds	$76.3	$78.2	$152.7	$157.4
S&P 500 Index options	1.2	(2.3)	7.2	4.4

Total fixed maturity securities	77.5	75.9	159.9	161.8
Commercial mortgage loans	83.9	81.6	167.3	161.1
Real estate	(0.3)	(0.1)	(0.6)	—
Other	2.4	2.3	4.8	4.2

Gross investment income	163.5	159.7	331.4	327.1
Investment expenses	(5.7)	(5.5)	(11.3)	(11.1)
Tax-advantaged investment operating losses	(3.7)	(2.8)	(6.8)	(4.9)

Net investment income	$154.1	$151.4	$313.3	$311.1

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Gains:
Fixed maturity securities	$5.0	$3.3	$7.6	$5.8
Commercial mortgage loans	0.5	0.4	1.0	0.6
Real Estate Owned	0.2	0.2	0.3	0.3
Other	—	—	0.2	0.1

Gross capital gains	5.7	3.9	9.1	6.8

Losses:
Fixed maturity securities	(0.4)	(2.3)	(1.0)	(3.6)
Provision for commercial mortgage loan losses	(5.9)	(5.1)	(9.0)	(6.4)
Real Estate Owned	(0.4)	(0.5)	(1.4)	(1.0)
Other	(1.6)	—	(1.9)	—

Gross capital losses	(8.3)	(7.9)	(13.3)	(11.0)

Net capital losses	$(2.6)	$(4.0)	$(4.2)	$(4.2)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.6 million and $7.9 million at June 30, 2013 and December 31, 2012, respectively.

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

The notional amount of the Company’s S&P 500 Index options at June 30, 2013 and December 31, 2012 was $329.7 million and $315.2 million, respectively. Option premiums paid for the Company’s index option contracts were $2.7 million and $2.8 million for the second quarters of 2013 and 2012, respectively, and $4.6 million and $4.8 million for the first six months of 2013 and 2012, respectively. The Company received $5.5 million and $2.4 million for options exercised for the second quarters of 2013 and 2012, respectively, and $9.4 million and $4.0 million for the first six months of 2013 and 2012, respectively.

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

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	June 30,	December 31,
Derivatives Not Designated as Hedging Instruments	2013	2012
	(In millions)
Assets:
Fixed maturity securities:
S&P 500 Index options	$13.7	$11.3
Liabilities:
Other policyholder funds:
Index-based interest guarantees	$62.6	$57.4

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2013	2012	2013	2012
	(In millions)
Net investment income:
S&P 500 Index options	$1.2	$(2.3)	$7.2	$4.4
Interest credited:
Index-based interest guarantees	1.7	1.7	(4.5)	(4.7)

Net gain (loss)	$2.9	$(0.6)	$2.7	$(0.3)

Fluctuations in the fair value of the S&P 500 Index options related to the volatility of the S&P 500 Index increased net investment income for the second quarter of 2013 and decreased net investment income for the second quarter of 2012. Interest credited for the second quarter of 2013 and 2012 was impacted by the Company’s annual update of the key assumptions used to value index-based interest guarantees. The interest credited amount included negative interest related to the unlocking process of $1.4 million for the second quarter and first six months of 2013 and $1.1 million for the same periods in 2012. The combined changes in fair value of the S&P 500 Index options and the index-based interest guarantees resulted in a net gain for the second quarter and first six months of 2013 and a net loss for the second quarter and first six months of 2012.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of 8.7% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	June 30, 2013
	Assets at Fair Value	Maximum Credit Risk
	(In millions)
Counterparty:
The Bank of New York Mellon	$9.1	$12.7
Goldman Sachs	4.6	7.1

Total	$13.7	$19.8

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(In millions)
Carrying value at beginning of period:
DAC	$284.9	$274.4
VOBA	23.4	26.4
Other intangible assets	38.2	44.1

Total balance at beginning of period	346.5	344.9

Deferred or acquired:
DAC	38.1	71.4

Total deferred or acquired during period	38.1	71.4

Amortized during period:
DAC	(12.9)	(60.9)
VOBA	(1.2)	(3.0)
Other intangible assets	(3.3)	(5.9)

Total amortized during period	(17.4)	(69.8)

Carrying value at end of period, net:
DAC	310.1	284.9
VOBA	22.2	23.4
Other intangible assets	34.9	38.2

Total carrying value at end of period	$367.2	$346.5

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. During the first quarter of 2012, the Company recorded a $0.8 million impairment to VOBA due to experience related to the block of claims assumed from TIAA. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $66.6 million and $65.4 million at June 30, 2013 and December 31, 2012, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$78.5	25.3%	$60.9	21.4%
VOBA	5.6	25.2	5.9	25.2

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Decrease to DAC and VOBA	$1.2	$0.3	$1.2	$1.1

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 7.1 years. The marketing agreement which accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $39.8 million and $36.5 million at June 30, 2013 and December 31, 2012, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2013 and for each of the next five years:

Amount
(In millions)
2013	$4.2
2014	7.6
2015	7.3
2016	5.8
2017	4.4
2018	4.3

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at June 30, 2013. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

Senior Unsecured Revolving Credit Facility (“Facility”) Contingencies

The Company maintains a $250 million Facility. Upon the request of StanCorp and with the consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2017, though, at the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended for one additional one year period. Borrowings under the Facility are used for working capital, general corporate purposes and for the issuance of letters of credit.

Under the agreement, the Company is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At June 30, 2013, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Other Financing Obligations

The Company has $250 million of 5.00% 10-year senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

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

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2013, the Company had outstanding commitments to fund commercial mortgage loans totaling $219.5 million, with fixed interest rates ranging from 4.125% to 5.250%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower failing to deliver the required items by the expiration date. In these cases, the Company retains the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit will typically be refunded to the borrower, less an administrative fee.

11.	ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The main objective of ASU No. 2013-11 is to eliminate diversity in practice resulting from a lack of guidance on this topic. Under the guidance provided in this ASU, entities are required to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. If no such net operating loss carryforward is available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability.

ASU No. 2013-11 is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The Company does not currently have any unrecognized tax benefits. Therefore, the Company does not expect this ASU to have a material effect on its asset and liability disclosures in the financial statements.

12.	INCOME TAXES

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income, tax credits and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Combined federal and state effective income tax rates	26.5%	11.5%	24.7%	21.5%

The increase in the effective tax rate for the second quarter and first six months of 2013 compared to the same periods of 2012 was primarily due to higher taxable income for the second quarter and first six months of 2013. The increase was partially offset by tax-advantaged investments that the Company purchased during the first six months of 2013.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

	Net Unrealized Gains (Losses) on Fixed Maturity Securities Available-for-Sale	Employee Benefit Plans	Total Accumulated Other Comprehensive Income
	(In millions)
Balance, January 1, 2012	$315.2	$(80.1)	$235.1

Other comprehensive income, net of tax before reclassification adjustment(1)	71.4	—	71.4
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(3.6)	6.4	2.8

Net other comprehensive income, net of tax	67.8	6.4	74.2

Balance, December 31, 2012	383.0	(73.7)	309.3

Other comprehensive loss, net of tax before reclassification adjustment(3)	(168.2)	—	(168.2)
Amounts reclassified from accumulated other comprehensive income, net of tax(4)	(4.1)	(9.7)	(13.8)

Net other comprehensive loss, net of tax	(172.3)	(9.7)	(182.0)

Balance, June 30, 2013	$210.7	$(83.4)	$127.3

(1)	Net of tax expenses of $38.3 million for unrealized gains on fixed maturity securities and $0.2 million for employee benefits, respectively.
(2)	Net of tax benefit of $2.2 million for unrealized gains on fixed maturity securities and net of tax expense of $3.4 million for employee benefits.
(3)	Net of tax benefit of $91.7 million for unrealized losses on fixed maturity securities.
(4)	Net of tax benefits of $2.5 million for unrealized gains on fixed maturity securities and $5.3 million for employee benefits, respectively.

14.	SEVERANCE, TRANSITION COSTS AND LEASE TERMINATIONS

During the first six months of 2013, the Company implemented expense management initiatives to offset the negative effects of the continued low interest rate environment and lower group insurance premiums compared to 2012.

The following tables set forth expenses incurred related to the expense management initiatives:

	Six Months Ended June 30, 2013
	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Ending Accrued Liability
	(In millions)
Severance	$0.1	$3.0	$2.7	$0.4
Transition costs	—	1.3	1.3	—
Lease terminations	0.3	—	0.2	0.1

Total severance, transition costs and lease terminations	$0.4	$4.3	$4.2	$0.5

	Year Ended December 31, 2012
	Beginning Accrued Liability(1)	Charged to Expense, Net	Expenditures	Ending Accrued Liability
	(In millions)
Severance	$1.0	$—	$0.9	$0.1
Transition costs	—	—	—	—
Lease terminations	1.0	—	0.7	0.3

Total severance, transition costs and lease terminations	$2.0	$—	$1.6	$0.4

(1)	Amounts relate to restructuring charges implemented by the Company during 2011.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions—except share data)
Net income	$57.7	$20.0	$104.5	$55.2
After-tax net capital losses	(1.6)	(2.5)	(2.6)	(2.6)

Net income excluding after-tax net capital losses	$59.3	$22.5	$107.1	$57.8

Diluted earnings per common share:
Net income	$1.30	$0.45	$2.35	$1.24
After-tax net capital losses	(0.04)	(0.06)	(0.06)	(0.06)

Net income excluding after-tax net capital losses	$1.34	$0.51	$2.41	$1.30

Diluted weighted-average common shares outstanding	44,398,120	44,354,720	44,445,155	44,407,325

Financial measures that exclude after-tax net capital gains and losses are non-GAAP measures. To provide investors with a broader understanding of earnings, we provide net income per diluted share excluding after-tax net capital gains and losses, along with the GAAP measure of net income per diluted share, because capital gains and losses are not likely to occur in a stable pattern.

Net income excluding after-tax net capital losses increased to $1.34 per diluted share for the second quarter of 2013 from $0.51 per diluted share for the second quarter of 2012. Net income excluding after-tax net capital losses increased to $2.41 per diluted share for the first six months of 2013 from $1.30 per diluted share for the first six months of 2012. The increases were primarily due to more favorable claims experience in the group long term disability insurance business, lower operating expenses as a result of expense management actions and higher earnings in the Asset Management segment. The expense management actions included an amendment to the postretirement benefit plan which reduced operating expenses by $20.6 million or $0.30 per diluted share for the first six months of 2013. This reduction in operating expenses will not reoccur in the second half of 2013.

Outlook

Our second quarter results reflected earnings growth in all of our businesses and resulted in higher earnings for the first six months of 2013 compared to the first six months of 2012. Results for the second quarter reflected improvement in group insurance claims experience, higher earnings in our Asset Management segment and a reduction in consolidated operating expenses as a result of our expense management actions. We remain committed to our growth and profitability initiatives in all of our lines of business. Favorable claims experience in the group insurance business was partially offset by a decline in group insurance premiums. Contributing to the decline in premiums during the quarter was a declining workforce among our customers. Employment levels among our customers declined 0.2% from the second quarter of last year. While still negative, the decline for the second quarter of 2013 improved from the 1.5% decline in the second quarter of 2012.

Since the beginning of May to the end of June 2013, the 10-Year Treasury yield climbed more than 80 basis points. Rising interest rates can result in higher investment income and a higher discount rate used for newly established long term disability claim reserves over time. Despite this increase, interest rates remain below historical averages.

The amendment to our postretirement benefit plan reduced operating expenses by $20.6 million for the first six months of 2013. This reduction in operating expenses will not reoccur in the second half of 2013.

Primary Drivers of 2013 results

The primary drivers of our results for the first six months of 2013 were the group insurance benefit ratio and expense management actions. The group insurance benefit ratio is primarily affected by reserves established based on premium levels, claims experience, assumptions used to establish related reserves, such as our discount rate, and growth of our in-force block of business. Our group insurance benefit ratio for the second quarter of 2013 was 80.4%, compared to 88.5% for the second quarter of 2012. Our discount rate used for newly established long term disability claim reserves for the second quarter of 2013 was 3.75%, compared to 4.00% for the second quarter of 2012. The 25 basis point lower discount rate used for newly established long term disability claim reserves increased the group insurance benefit ratio for the second quarter of 2013 by approximately 40 basis points compared to the second quarter of 2012. Excluding the effect of the lower discount rate, the group insurance benefit ratio improved approximately 850 basis points compared to the second quarter of 2012. The decrease in the group insurance benefit ratio was primarily due to more favorable claims experience in the group long term disability insurance business for the second quarter of 2013. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

Our Insurance Services segment premiums decreased 2.3% to $533.7 million for the second quarter of 2013 compared to the second quarter of 2012 primarily due to higher experience rated refunds (“ERRs”) and lower group insurance sales for the first six months of 2013. Premium growth was also affected by the economic environment, which has caused lower wage rate and job growth for our group insurance customers. We will continue to invest in product capabilities that add value to our customers, and we will continue to write business that meets our long term profit objectives.

We continued to make progress with the implementation of our pricing actions related to higher claims incidence that began in 2011. As of the second quarter of 2013, we have re-priced more than three quarters of our group insurance business.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses.

The following table sets forth consolidated revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
			(Dollars in millions)
Revenues:
Premiums	$535.1	$548.1	(2.4)%	$1,071.3	$1,101.4	(2.7)%
Administrative fees	30.4	29.8	2.0	59.1	58.4	1.2
Net investment income	154.1	151.4	1.8	313.3	311.1	0.7
Net capital losses	(2.6)	(4.0)	35.0	(4.2)	(4.2)	—

Total revenues	$717.0	$725.3	(1.1)	$1,439.5	$1,466.7	(1.9)

The decrease in consolidated revenues for the second quarter and first six months of 2013 compared to the same periods for 2012 was primarily due to a decrease in premiums from our Insurance Services segment, partially offset by an increase in administrative fees and net investment income.

Premiums

Insurance Services segment premiums are the primary driver of consolidated premiums and are affected by the following factors:

•	Sales. Sales represent annualized new premiums that are expected to be received on new insurance contracts underwritten.
•	Persistency. Persistency is measured on an annual basis and is a percentage of written policies remaining in-force without lapsing.
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

The following table sets forth premiums by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
			(Dollars in millions)
Premiums:
Insurance Services	$533.7	$546.5	(2.3)%	$1,066.9	$1,097.6	(2.8)%
Asset Management	1.4	1.6	(12.5)	4.4	3.8	15.8

Total premiums	$535.1	$548.1	(2.4)	$1,071.3	$1,101.4	(2.7)

The decrease in premiums from our Insurance Services segment for the second quarter and first six months of 2013 compared to the same periods for 2012 was primarily due to lower group insurance sales for 2012 and for the first six months of 2013 and an increase in ERRs. ERRs decreased premiums by $4.3 million for the second quarter of 2013 and increased premiums by $7.1 million for the same period of 2012. ERRs decreased premiums by $8.8 million for the first six months of 2013 and increased premiums by $11.2 million for the same period of 2012. See “Business Segments—Insurance Services Segment.”

Administrative Fee Revenues

The primary driver for administrative fee revenues is the level of assets under administration in our Asset Management segment, which is driven by equity and debt market performance and net customer deposits. Administrative fee revenues from our Insurance Services segment are primarily derived from insurance products for which we provide only administrative services.

The following table sets forth administrative fee revenues by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Insurance Services	$3.5	$4.2	(16.7)%	$7.0	$7.3	(4.1)%
Asset Management	31.5	30.0	5.0	61.4	59.9	2.5
Other	(4.6)	(4.4)	(4.5)	(9.3)	(8.8)	(5.7)

Total administrative fee revenues	$30.4	$29.8	2.0	$59.1	$58.4	1.2

The decrease in administrative fee revenues in our Insurance Services segment for the second quarter and first six months of 2013 compared to the same periods for 2012 was primarily due to a decrease in fee revenue from insurance products where we provide only administrative services.

The increase in administrative fee revenues in our Asset Management segment for the second quarter and first six months of 2013 compared to the same periods for 2012 was primarily due to higher assets under administration. See “Business Segments—Asset Management Segment.”

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

The following tables set forth net investment income by segment and associated key indicators:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in millions)
Net investment income:
Insurance Services	$79.9	$83.6	(4.4)%	$161.9	$168.2	(3.7)%
Asset Management	70.7	64.6	9.4	144.0	137.7	4.6
Other	3.5	3.2	9.4	7.4	5.2	42.3

Total net investment income	$154.1	$151.4	1.8	$313.3	$311.1	0.7

Key indicators of net investment income:
Contribution from the change in fair value of the S&P 500 Index options	$1.2	$(2.3)	$3.5	$7.2	$4.4	$2.8
Average invested assets	12,811.6	12,243.7	4.6%	12,741.1	12,129.9	5.0%
Tax-advantaged investment operating losses	(3.7)	(2.8)	$(0.9)	(6.8)	(4.9)	$(1.9)
Commercial mortgage loan prepayment fees	2.5	1.8	0.7	5.0	3.0	2.0
Bond call premiums	1.6	0.5	1.1	2.8	1.0	1.8

	At June 30,
	2013	2012
Consolidated portfolio yields:
Fixed maturity securities	4.51%	4.89%
Commercial mortgage loans	5.96	6.24

The increases in net investment income for the second quarter and the first six months of 2013 compared to the same periods for 2012 were primarily due to increases in average invested assets, the contributions from the change in fair value of our S&P 500 Index options, commercial mortgage loan prepayment fees and bond call premiums. Partially offsetting the increases in net investment income were decreases in portfolio yields for our fixed maturity securities and commercial mortgage loans and higher accrued operating losses related to our tax-advantaged investments compared to the second quarter and first six months of 2012. The benefits from our tax-advantaged investments are recorded as either a reduction to income taxes or a reduction of state premium taxes. See “Critical Accounting Policies and Estimates—All Other Investments.”

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

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, other-than-temporary impairment (“OTTI”) of assets in our bond portfolio, provision to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and impairment of tax-advantaged investments.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Net capital losses	$(2.6)	$(4.0)	$1.4	$(4.2)	$(4.2)	$—

Key components of net capital gains (losses):
Fixed maturity securities	$4.6	$1.0	$3.6	$6.6	$2.2	$4.4
Real Estate Owned	(0.2)	(0.3)	0.1	(1.1)	(0.7)	(0.4)
Provision to our commercial mortgage loan loss allowance	(5.9)	(5.1)	(0.8)	(9.0)	(6.4)	(2.6)
Impairments on tax-advantaged investments	(1.6)	—	(1.6)	(1.6)	—	(1.6)

Net capital losses for the second quarter and first six months of 2013 were primarily related to our commercial mortgage loan loss allowance provision, impairment on tax-advantaged investments and losses recognized on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”). These losses were partially offset by net capital gains related to the sale of fixed maturity securities. Net capital losses for the second quarter and first six months of 2012 were primarily related to our commercial mortgage loan loss allowance provision and losses recognized on Real Estate Owned. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

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

•	Estimates for future benefits on life-contingent annuities.

The following table sets forth benefits to policyholders by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Benefits to policyholders:
Insurance Services	$419.8	$471.0	(10.9)%	$855.8	$915.7	(6.5)%
Asset Management	4.3	4.9	(12.2)	10.1	10.2	(1.0)

Total benefits to policyholders	$424.1	$475.9	(10.9)	$865.9	$925.9	(6.5)

The decrease in benefits to policyholders for the second quarter of 2013 and first six months of 2013 compared to the same periods of 2012 was primarily due to comparatively favorable claims experience in the group long term disability insurance business in the Insurance Services segment. The decrease was partially offset by a 25 basis point decrease in the discount rate used for newly established long term disability claim reserves for the second quarter of 2013 compared to the second quarter of 2012, which resulted in an increase of approximately $2 million. While we continue to see improvement in claims incidence, the levels remain high compared to historical averages. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).”

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) in the Asset Management segment and interest paid on life insurance proceeds on deposit in the Insurance Services segment.

Interest credited is primarily affected by the following factors:

•	Growth in general account assets under management.
•	Growth in individual fixed-rate annuity liabilities.
•	Changes in new money investment interest rates and overall portfolio yield, which influence our interest-crediting rate for our customers.
•	Persistency.
•

Changes in the fair value of the index-based interest guarantees. These changes may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility. See “Business Segments—Asset Management Segment—Benefits and Expenses—Interest Credited” for information regarding the interest credited on our indexed annuity product.

The following table sets forth interest credited and associated key components:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in millions)
Interest credited	$40.3	$39.2	$1.1	$86.9	$86.4	$0.5
Key components of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$(1.7)	$(1.7)	$—	$4.5	$4.7	$(0.2)
Average individual annuity assets under administration	3,280.0	3,064.5	7.0%	3,257.1	3,046.2	6.9%

The increases in interest credited for the second quarter and first six months of 2013 compared to the same periods for 2012 were primarily due to growth in our average individual fixed-rate annuity assets under administration, partially offset by a decrease in the average interest-crediting rate for our annuity products.

Operating Expenses

The following table sets forth operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Operating expenses	$104.4	$116.7	(10.5)%	$209.5	$240.6	(12.9)%

The decrease in operating expenses for the second quarter and first six months of 2013 compared to the same periods of 2012 was primarily a result of expense management actions, including a reduction of $10.3 million for the second quarter and $20.6 million for the first six months of 2013, relating to the amendment of our postretirement benefit plan. See “Business Segments.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, in-force premium, growth in assets under administration and the profitability of business in each of our segments.

The following table sets forth commissions and bonuses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Commissions and bonuses	$50.8	$51.3	(1.0)%	$104.6	$106.7	(2.0)%

The decrease in commissions and bonuses for the second quarter and first six months of 2013 compared to the same periods for 2012 was primarily due to lower group insurance sales, premiums and lower individual annuity sales for the first six months of 2013. The decrease was partially offset by an increase in group insurance bonuses for the second quarter of 2013.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of 7.1 years. The intangible asset associated with the individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) will be fully amortized by 2023. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

The following table sets forth the operating impact resulting in a net increase in DAC, VOBA and other intangible assets:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Deferral of acquisition costs	$(17.4)	$(16.9)	$(0.5)	$(38.1)	$(38.4)	$0.3
Amortization of DAC, VOBA and other intangible assets	18.6	17.2	1.4	36.2	36.2	—

Net decrease (increase) in DAC, VOBA and other intangible assets	$1.2	$0.3	$0.9	$(1.9)	$(2.2)	$0.3

The increase in deferrals of acquisition costs for the second quarter was primarily due to increased individual disability sales compared to the same period for 2012. The decrease in deferrals of acquisition costs for the first six months of 2013 compared to the same period for 2012 was primarily due to lower group insurance sales.

The increase in the amortization of DAC, VOBA and other intangible assets for the second quarter compared to the same period for 2012, was primarily due to higher Asset Management earnings, due to higher assets under administration, as amortization fluctuates with changes in estimated gross profit. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 9—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets.”

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income, tax credits and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Combined federal and state effective income tax rates	26.5%	11.5%	24.7%	21.5%

The increase in the effective income tax rate for the second quarter and first six months of 2013 compared to the same periods of 2012 was primarily due to higher taxable income for the second quarter and first six months of 2013. The increase was partially offset by the utilization of tax credits from tax-advantaged investments.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Insurance Services	85.6%	86.8%	85.5%	86.3%
Asset Management	14.4	13.2	14.5	13.7

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Premiums	$533.7	$546.5	(2.3)%	$1,066.9	$1,097.6	(2.8)%
Total revenues	617.1	634.3	(2.7)	1,235.8	1,273.1	(2.9)
Income before income taxes	61.4	23.3	163.5	110.2	69.4	58.8
Sales (annualized new premiums) reported at contract effective date	30.5	26.7	14.2	132.1	160.5	(17.7)

Benefit ratios, including interest credited (% of premiums):
Insurance Services	78.9%	86.4%		80.4%	83.7%
Group insurance	80.4	88.5		82.1	86.0
Individual disability	63.4	60.8		62.6	56.4

Operating expense ratio (% of premiums)	15.8%	15.8%		15.6%	16.3%

Income before income taxes increased for the second quarter and first six months of 2013 compared to the same periods of 2012 primarily due to more favorable claims experience in the group long term disability insurance business, pricing actions and lower operating expenses resulting from expense management actions. This was partially offset by lower group insurance premiums and a 25 basis point decrease in the discount rate used to establish reserves on newly incurred group long term disability claims reserves.

Revenues

Revenues for the Insurance Services segment are primarily driven by insurance premiums. The decrease in revenues for the second quarter and first six months of 2013 compared to second quarter and first six months of 2012 was primarily due to lower premiums in our group insurance business due to an increase in ERRs and lower group insurance sales for 2012 and the first six months of 2013. ERRs decreased revenues by $4.3 million and $8.8 million for the second quarter and first six months of 2013, respectively, and increased revenues by $7.1 million and $11.2 million for the same periods of 2012.

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

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Premiums:
Group life and AD&D	$214.5	$223.8	$(9.3)	$429.9	$448.7	$(18.8)
Group long term disability	198.0	200.2	(2.2)	398.3	404.4	(6.1)
Group short term disability	59.6	54.0	5.6	115.5	107.8	7.7
Group other	19.2	19.6	(0.4)	38.3	39.5	(1.2)
Experience rated refunds	(4.3)	7.1	(11.4)	(8.8)	11.2	(20.0)

Total group insurance	487.0	504.7	(17.7)	973.2	1,011.6	(38.4)
Individual disability	46.7	41.8	4.9	93.7	86.0	7.7

Total premiums	$533.7	$546.5	$(12.8)	$1,066.9	$1,097.6	$(30.7)

Key indicators of premiums:
Total premiums excluding ERRs	$538.0	$539.4	$(1.4)	$1,075.7	$1,086.4	$(10.7)
Group insurance sales (annualized new premiums) reported at contract effective date	25.2	22.3	2.9	122.8	151.1	(28.3)
Individual disability sales (annualized new premiums)	5.3	4.4	0.9	9.3	9.4	(0.1)

The decrease in group insurance premiums for the second quarter of 2013 compared to the second quarter of 2012 was primarily due to an increase in ERRs for the second quarter of 2013 compared to the second quarter of 2012 and lower group insurance sales for 2012 and the first six months of 2013. ERRs decreased premiums by $4.3 million for the second quarter of 2013 and increased premiums by $7.1 million for the same period of 2012.

The decrease in group insurance premiums for the first six months of 2013 compared to the first six months of 2012 was primarily driven by an increase in ERRs for the first six months of 2013 and lower group insurance sales for 2012 and the first six months of 2013. ERRs decreased premiums by $8.8 million for the first six months of 2013 and increased premiums by $11.2 million for the same period of 2012.

We continued to make progress with the implementation of our pricing actions related to the low interest rate environment and higher claims incidence. Our pricing reflects our long term expectations of claims experience, demographic changes, return objectives and interest rates.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Net investment income	$79.9	$83.6	(4.4)%	$161.9	$168.2	(3.7)%

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

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Benefits to policyholders, including interest credited	$421.1	$472.0	(10.8)%	$858.0	$918.3	(6.6)%

Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	78.9%	86.4%		80.4%	83.7%
Group insurance	80.4	88.5		82.1	86.0
Individual disability	63.4	60.8		62.6	56.4

The decrease in Insurance Services benefits to policyholders (including interest credited) for the second quarter and the first six months of 2013 compared to the same periods of 2012 was primarily due to comparatively favorable group insurance claims experience, partially offset by a 25 basis point decrease in the discount rate used for newly established long term disability claim reserves for the second quarter of 2013 compared to the second quarter of 2012, which resulted in an increase of approximately $2 million.

The group insurance benefit ratio decreased for the second quarter and first six months of 2013 compared to the same periods of 2012 primarily due to comparatively favorable group long term disability claims experience. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

The benefit ratio for individual disability insurance increased for the second quarter and first six months of 2013, compared to the same periods of 2012 primarily due to less favorable claims experience for the second quarter and first six months of 2013. Due to the relatively small size of the individual disability insurance block of business, the benefit ratio for this business will generally fluctuate more than the benefit ratio for the group insurance business.

The following table sets forth the discount rate used for newly established long term disability claim reserves and life waiver reserves:

	Three Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012
Discount rate	3.75%	3.75%	4.00%

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

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause an increase in benefits to policyholders. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment, lower commercial mortgage loan originations and lower utilization of other investments could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at June 30, 2013 and June 30, 2012 was 45 and 44 basis points, respectively. See “Liquidity and Capital Resources.”

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Operating expenses	$84.3	$86.5	(2.5)%	$166.4	$179.1	(7.1)%

The decrease in Insurance Services operating expenses for the second quarter and first six months of 2013 compared to the same periods of 2012 was primarily due to expense management actions, which reduced headcount and other non-compensation related expenses to align operating expenses with lower anticipated premium levels.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$1.4	$1.6	(12.5)%	$4.4	$3.8	15.8%
Administrative fees	31.5	30.0	5.0	61.4	59.9	2.5
Net investment income	70.7	64.6	9.4	144.0	137.7	4.6

Total revenues	$103.6	$96.2	7.7	$209.8	$201.4	4.2

Income before income taxes	$20.7	$15.2	36.2%	$37.9	$30.2	25.5%
Sales (Individual annuity deposits)	100.1	136.6	(26.7)	188.0	200.1	(6.0)
Interest credited (% of net investment income):
Retirement plans	54.4%	53.4%		54.3%	53.2%
Individual annuities	60.5	68.2		65.8	69.6
Retirement plans annualized operating expenses (% of average assets under administration)	0.53%	0.58%		0.53%	0.62%

				At June 30,
				2013	2012	Percent Change
				(Dollars in millions)
Assets under administration:
Retirement plans general account				$2,116.1	$1,789.2	18.3%
Retirement plans separate account				5,629.9	4,867.2	15.7

Total retirement plans insurance products				7,746.0	6,656.4	16.4
Retirement plans trust products				7,993.8	7,578.1	5.5
Individual annuities				3,307.8	3,116.6	6.1
Commercial mortgage loans for other investors				2,899.1	2,718.9	6.6
Private client wealth management				885.2	1,003.7	(11.8)

Total assets under administration				$22,831.9	$21,073.7	8.3

The increase in income before income taxes for the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 was primarily due to higher administrative fee revenues as a result of an increase in the assets under administration, contributions from the change in fair values of the hedging assets and liabilities related to our equity indexed annuity products and lower operating expenses.

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

The increase in revenue for the second quarter and first six months of 2013 compared to the same periods of 2012 was primarily due to higher administrative fee revenues as a result of the increase in assets under administration and higher net investment income as a result of contributions from the change in fair value of the S&P 500 Index options used to hedge our equity indexed annuity products.

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

The following table sets forth premiums by line of business for the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Premiums:
Retirement plans	$0.2	$0.4	$(0.2)	$1.4	$1.2	$0.2
Individual annuities	1.2	1.2	—	3.0	2.6	0.4

Total premiums	$1.4	$1.6	$(0.2)	$4.4	$3.8	$0.6

Administrative Fee Revenues

Administrative fee revenues for the Asset Management segment include asset-based and plan-based fees related to our retirement plans and private client wealth management businesses, and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fee revenues is the level of assets under administration for retirement plans, which is driven by equity and debt market performance and net customer deposits. Assets under administration that produce administrative fee revenues include retirement plan group annuity products, retirement plan trust products, private client wealth management and commercial mortgage loans under administration for other investors.

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Retirement plans	$23.6	$22.3	5.8%	$45.8	$44.5	2.9%
Other financial services business	7.9	7.7	2.6	15.6	15.4	1.3

Total administrative fee revenues	$31.5	$30.0	5.0	$61.4	$59.9	2.5

Key indicators of administrative fee revenues:
Average assets under administration:
Retirement plan separate account				$5,392.1	$4,730.4	14.0%
Retirement plan trust products				7,863.1	7,509.7	4.7
Commercial mortgage loans for other investors				2,840.3	2,705.3	5.0
Private client wealth management				867.1	1,002.6	(13.5)

Total average assets under administration				$16,962.6	$15,948.0	6.4

The increase in administrative fee revenues in our Asset Management segment for the second quarter and first six months of 2013 compared to the same periods for 2012 was primarily due to an increase in average assets under administration.

Net Investment Income

The following tables set forth net investment income and associated key indicators for the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in millions)
Net investment income:
Retirement plans	$25.0	$23.4	6.8%	$49.2	$46.8	5.1%
Individual annuities	42.0	37.7	11.4	88.2	84.6	4.3
Other financial services business	3.7	3.5	5.7	6.6	6.3	4.8

Total net investment income	$70.7	$64.6	9.4	$144.0	$137.7	4.6

Key indicators of net investment income:
Average assets under administration:
Retirement plan general account	$2,072.1	$1,763.7	17.5%	$2,042.4	$1,759.7	16.1%
Individual annuities	3,280.0	3,064.5	7.0	3,257.1	3,046.2	6.9
Contribution from the change in fair value of the S&P 500 Index options	$1.2	$(2.3)	$3.5	$7.2	$4.4	$2.8
Commercial mortgage loan prepayment revenues	0.7	0.7	—	1.2	1.3	(0.1)
Bond call premiums	1.1	0.2	0.9	1.6	0.6	1.0
Commercial mortgage loan originations	364.1	300.2	21.3%	637.8	509.7	25.1%

	At June 30,
	2013	2012
Consolidated portfolio yields:
Fixed maturity securities	4.51%	4.89%
Commercial mortgage loans	5.96	6.24

The increases in net investment income for the second quarter and first six months of 2013 compared to the same periods of 2012 were primarily due to an increase in average individual annuity and average retirement plan general account assets under administration, increases in bond call premiums and contributions from the change in fair value of the S&P 500 Index options used to hedge our equity indexed annuity products. These increases were partially offset by a decline in the portfolio yields for fixed maturity securities and commercial mortgage loans.

Benefits and Expenses

Benefits to Policyholders

Benefits to policyholders for the Asset Management segment primarily represent current benefits and the change in reserves for future benefits on life-contingent annuities. Changes in the level of benefits to policyholders will generally correlate to changes in premium levels because these annuities are primarily single-premium life-contingent annuity products with a significant portion of all premium payments established as reserves.

The following table sets forth benefits to policyholders for the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Benefits to policyholders	$4.3	$4.9	(12.2)%	$10.1	$10.2	(1.0)%

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Interest credited	$39.0	$38.2	$0.8	$84.7	$83.8	$0.9

Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$(1.7)	$(1.7)	$—	$4.5	$4.7	$(0.2)
Average individual annuity assets under administration	3,280.0	3,064.5	215.5	3,257.1	3,046.2	210.9

The increase in interest credited for the second quarter and first six months of 2013 compared to the same periods for 2012 was primarily due to growth in our average individual fixed-rate annuity assets under administration, partially offset by a decrease in the average interest-crediting rate for our annuity products.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Operating expenses	$28.8	$29.3	(1.7)%	$57.0	$59.5	(4.2)%

The decrease in Asset Management operating expenses for the second quarter and first six months of 2013 compared to the same periods of 2012 was primarily a result of expense management actions, which reduced headcount and other non-compensation related expenses.

Other

In addition to our two reportable segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth the loss before income taxes for the Other category:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Loss before income taxes	$3.6	$15.9	(77.4)%	$9.3	$29.3	(68.3)%

The decrease in loss before income taxes for the second quarter of 2013 compared to the second quarter of 2012 was primarily due to a decrease in operating expenses and a decrease in net capital losses. Operating expenses were reduced by $10.3 million for the second quarter of 2013 due to the amendment of our postretirement benefit plan.

The decrease in loss before income taxes for the first six months of 2013 compared to the first six months of 2012 was primarily due to a decrease in operating expenses. Operating expenses were reduced by $20.6 million for the first six months of 2013 due to the amendment of our postretirement benefit plan. This reduction in operating expenses will not reoccur in the second half of 2013, and was partially offset by approximately $4 million of non-recurring costs related to other expense management actions.

Net Capital Gains (Losses)

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, OTTI of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance and losses recognized due to impairment of real estate and tax-advantaged investments.

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net capital gains (losses):
Fixed maturity securities	$4.6	$1.0	$6.6	$2.2
Commercial mortgage loans	(5.4)	(4.7)	(8.0)	(5.8)
Real Estate Owned	(0.2)	(0.3)	(1.1)	(0.7)
Other	(1.6)	—	(1.7)	0.1

Total net capital losses	$(2.6)	$(4.0)	$(4.2)	$(4.2)

Key components of net capital losses:
Provision to our commercial mortgage loan loss allowance	$(5.9)	$(5.1)	$(9.0)	$(6.4)
Impairments on tax-advantaged investments	(1.6)	—	(1.6)	—
OTTI on fixed maturity securities	(0.3)	(1.7)	(0.6)	(2.5)
Impairments on Real Estate Owned	(0.3)	(0.5)	(1.3)	(0.9)

Net capital losses for the second quarter and the first six months of 2013 were primarily related to our commercial mortgage loan loss allowance provision, and impairments on tax-advantaged investments. These losses were partially offset by net capital gains related to the sale of certain fixed maturity securities.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at June 30, 2013.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.1%, or $289.8 million, of our fixed maturity securities portfolio at June 30, 2013. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of the commercial mortgage loan portfolio contains this type of prepayment provision. Approximately 1% of the commercial mortgage loan portfolio, without a make-whole prepayment provision, contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $176.0 million for the first six months of 2013, compared to $200.0 million for the first six months of 2012. The decrease in operating cash flows for the first six months of 2013 compared to the same period in 2012 was primarily due to fluctuations in future policy benefits and claims, due to changes in reserve requirements, and other assets and liabilities, mainly attributable to timing differences. The decrease was partially offset by an increase in net income. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.

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

Net cash used in investing activities was $348.3 million and $405.1 million for the first six months of 2013 and 2012, respectively. The decrease in net cash used in investing activities for the first six months of 2013 compared to the first six months of 2012 was primarily due to higher proceeds from the sale or repayment of commercial mortgage loans, net of commercial mortgage loan acquisition, and due to higher proceeds from the sale, maturity or repayment of fixed maturity securities, net of acquisition of fixed maturity securities. The decrease was partially offset by higher cash payments for other invested assets for the first six months of 2013 compared to the first six months of 2012.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At June 30, 2013, our portfolio consisted of 55.2% fixed maturity securities, 42.5% commercial mortgage loans and 2.3% of real estate and other invested assets.

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

Our fixed maturity securities portfolio primarily generates unrealized gains or losses resulting from market interest rates that are lower or higher relative to our book yield at the reporting date. In addition, changes in the spread between the risk-free rate and market rates for any given issuer can fluctuate based on the demand for the instrument, the near term prospects of the issuer and the overall economic climate.

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$413.0	$19.2	$(7.8)	$424.4
Capital goods	760.6	43.2	(9.8)	794.0
Communications	327.8	21.8	(3.3)	346.3
Consumer cyclical	459.1	24.6	(5.4)	478.3
Consumer non cyclical	893.0	74.3	(4.9)	962.4
Energy	495.9	34.0	(6.7)	523.2
Finance	1,578.4	76.3	(19.2)	1,635.5
Utilities	921.6	73.1	(7.7)	987.0
Transportation and other	254.4	16.4	(2.4)	268.4

Total corporate bonds	6,103.8	382.9	(67.2)	6,419.5
U.S. government and agency bonds	335.8	42.0	(0.1)	377.7
U.S. state and political subdivision bonds	145.2	9.8	(0.6)	154.4
Foreign government bonds	61.1	7.9	—	69.0
S&P 500 Index options	13.7	—	—	13.7

Total fixed maturity securities	$6,659.6	$442.6	$(67.9)	$7,034.3

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$386.1	$33.3	$(0.4)	$419.0
Capital goods	727.1	66.5	(0.8)	792.8
Communications	302.0	34.9	—	336.9
Consumer cyclical	442.0	38.3	(0.4)	479.9
Consumer non cyclical	908.0	113.5	(0.5)	1,021.0
Energy	484.4	51.1	(0.1)	535.4
Finance	1,551.9	113.9	(1.1)	1,664.7
Utilities	932.7	113.3	(0.4)	1,045.6
Transportation and other	207.8	22.9	(0.1)	230.6

Total corporate bonds	5,942.0	587.7	(3.8)	6,525.9
U.S. government and agency bonds	351.5	61.5	—	413.0
U.S. state and political subdivision bonds	151.6	16.8	—	168.4
Foreign government bonds	61.3	10.8	—	72.1
S&P 500 Index options	11.3	—	—	11.3

Total fixed maturity securities	$6,517.7	$676.8	$(3.8)	$7,190.7

The following table sets forth key indicators of our fixed maturity securities portfolio:

	June 30,	December 31,
	2013	2012	Change
	(Dollars in millions)
Fixed maturity securities	$7,034.3	$7,190.7	(2.2)%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.5%	5.4%
Managed by a third party	$353.9	$349.5	1.3%

Fixed maturity securities on our watch list:
Fair value	$6.2	$1.7	$4.5
Amortized cost after OTTI	6.2	1.7	4.5

Gross unrealized capital gains in our fixed maturity securities portfolio	$442.6	$676.8	$(234.2)
Gross unrealized capital losses in our fixed maturity securities portfolio	(67.9)	(3.8)	(64.1)

We recorded OTTI of $0.3 million and $0.6 million, and $1.7 million and $2.5 million for the second quarter and first six months of 2013 and 2012, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at June 30, 2013. At June 30, 2013, we did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At June 30, 2013, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.8%, or $56.4 million, of our fixed maturity securities portfolio. There were no impairments on fixed maturity securities related to euro zone exposure during the first six months of 2013.

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

The following table sets forth commercial mortgage loan originations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Commercial mortgage loan originations	$364.1	$300.2	21.3%	$637.8	$509.7	25.1%

The increases in commercial mortgage loan originations for the second quarter and first six months of 2013 compared to the same periods for 2012 were primarily due to increased purchase and sale activity in the commercial real estate market.

The following table sets forth commercial mortgage loan servicing data:

	June 30,	December 31,	Percent
	2013	2012	Change
	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,425.6	$5,266.8	3.0%
For other institutional investors	2,899.1	2,781.5	4.2
Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	$7.8	$7.4	5.4%

The estimated average loan to value ratio for the overall portfolio was less than 70% at June 30, 2013. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at June 30, 2013. We have the contractual ability to pursue personal recourse on approximately 75% of our loans and partial personal recourse on a majority of the remaining loans. The weighted average capitalization rate for the portfolio at June 30, 2013 was approximately 9%. Capitalization rates are used as part of our annual internal analysis of the commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At June 30, 2013, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,623.7	48.4%	$2,560.7	48.6%
Industrial	1,027.6	18.9	995.8	18.9
Office	984.8	18.1	960.8	18.2
Hotel/motel	282.6	5.2	280.8	5.3
Commercial	230.5	4.3	205.3	4.0
Apartment and other	277.0	5.1	264.0	5.0

Total commercial mortgage loans, net	$5,426.2	100.0%	$5,267.4	100.0%

Geographic region*:
Pacific	$1,905.9	35.1%	$1,844.1	35.0%
South Atlantic	1,104.3	20.4	1,069.2	20.2
West South Central	660.9	12.2	634.8	12.1
Mountain	625.7	11.5	612.7	11.6
East North Central	463.6	8.5	443.9	8.4
Middle Atlantic	241.1	4.4	240.3	4.6
West North Central	187.6	3.5	183.0	3.5
East South Central	151.4	2.8	150.5	2.9
New England	85.7	1.6	88.9	1.7

Total commercial mortgage loans, net	$5,426.2	100.0%	$5,267.4	100.0%

U.S. state:
California	$1,461.0	26.9%	$1,436.3	27.3%
Texas	607.2	11.2	587.0	11.1
Florida	339.8	6.3	331.9	6.3
Georgia	314.9	5.8	311.5	5.9
Other states	2,703.3	49.8	2,600.7	49.4

Total commercial mortgage loans, net	$5,426.2	100.0%	$5,267.4	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

At June 30, 2013, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2013, we had outstanding commitments to fund commercial mortgage loans totaling $219.5 million, with fixed interest rates ranging from 4.125% to 5.250%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	June 30, 2013	December 31, 2012	Percent Change
	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$12.6	$21.3	(40.8)%
Delinquency rate	0.23%	0.40%
In process of foreclosure	$4.1	$9.8	(58.2)
Restructured commercial mortgage loans on a statutory basis	110.6	77.6	42.5

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. We have avoided structured products that do not meet an adequate level of transparency for good decision making. The increase in restructured commercial mortgage loans of $33.0 million during the first six months of 2013 was associated with a small number of borrowers.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in millions)
Number of loans foreclosed	7	11	(4)	18	22	(4)
Book value of loans foreclosed	$2.7	$8.3	$(5.6)	$9.3	$16.9	$(7.6)
Number of properties foreclosed and transferred to Real Estate Owned	5	10	(5)	16	19	(3)
Real estate acquired	$1.8	$6.5	$(4.7)	$5.6	$13.3	$(7.7)

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real estate acquired through foreclosure or accepted as deeds in lieu of foreclosure is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. The book value of real estate acquired during the second quarter and first six months of 2013 compared to the same periods of 2012 decreased primarily due to fewer properties being foreclosed and because those that were foreclosed and transferred to Real Estate Owned had lower average book values in the second quarter and first six months of 2013. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$42.8	$45.6	$(2.8)	$46.6	$48.1	$(1.5)
Provision	5.9	5.1	0.8	9.0	6.4	2.6
Charge-offs, net	(1.9)	(5.1)	3.2	(8.8)	(8.9)	0.1

Ending balance	$46.8	$45.6	$1.2	$46.8	$45.6	$1.2

The increase in commercial mortgage loan loss allowance as of June 30, 2013 compared to June 30, 2012 was primarily due to the increase in the specific loan loss allowance as of June 30, 2013 compared to June 30, 2012. The increase in the provision for the second quarter and first six months of 2013 compared to the same periods of 2012 were related to an increase in impaired commercial mortgage loans, which was offset by fewer charge-offs associated with foreclosures, accepted deeds in lieu of foreclosure and other related charges associated with commercial mortgage loans leaving the portfolio during the second quarter and first six months of 2013.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	June 30, 2013	December 31, 2012	Dollar Change
	(In millions)
Impaired commercial mortgage loans with specific allowances for losses	$99.6	$74.1	$25.5
Impaired commercial mortgage loans without specific allowances for losses	27.8	25.7	2.1
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(25.5)	(25.6)	0.1

Net carrying value of impaired commercial mortgage loans	$101.9	$74.2	$27.7

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The increase in impaired commercial mortgage loans at June 30, 2013 compared to December 31, 2012 was primarily due to a net increase in the specific loan loss allowance within our retail segment during the first six months of 2013.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Average recorded investment	$112.8	$101.8	$11.0	$108.5	$102.8	$5.7

Interest income is recorded in net investment income. We continue to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is put on non-accrual status. For loans that are less than 90 days delinquent, we may reverse interest income and the accrued interest receivable if the collectability of the interest is determined to be not probable. Interest income on loans in the 90-day delinquent category is recognized in the period the cash is collected. We resume the recognition of interest income when the loan becomes less than 90 days delinquent and we determine it is probable that the loan will remain performing.

The amount of interest income recognized on impaired commercial mortgage loans was $1.4 million and $1.0 million for the second quarters of 2013 and 2012, respectively, and was $2.4 million and $2.1 million for the first six months of 2013 and 2012, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $1.1 million and $0.9 million for the second quarters of 2013 and 2012, respectively, and was $2.0 million for the first six months of 2013 and 2012.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $211.3 million and $196.2 million for the first six months of 2013 and 2012, respectively. The increase in funds provided by financing cash flows for the first six months of 2013 compared to the first six months of 2012 was primarily due to a decrease in policyholder fund withdrawals, partially offset by a decrease in policyholder fund deposits and an increase in cash used to repurchase shares of common stock. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a four-year, $250 million senior unsecured revolving credit facility (“Facility”). Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. In June 2013, the termination date of the Facility was extended one year to June 22, 2017. At our option and with the consent of the lenders under the Facility, the termination date can be extended for one additional one year period. Borrowings under the Facility will be used for working capital, general corporate purposes and for issuance of letters of credit.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to total capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.31 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At June 30, 2013, we had a total debt to total capitalization ratio of 22.8% and consolidated net worth of $1.87 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At June 30, 2013, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

We have $250 million of 5.00%, 10-year senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

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

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. The target for our insurance subsidiaries is generally to maintain statutory capital at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated statutory capital of 365% of the Company Action Level RBC at June 30, 2013. At June 30, 2013, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.40 billion.

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

Investments

The insurance laws of the states of domicile and other states in which the insurance subsidiaries conduct business regulate the investment portfolios of the insurance subsidiaries. Relevant laws and regulations generally limit the admissibility of investments to bonds and other fixed maturity securities, commercial mortgage loans, common and preferred stock and real estate. Decisions to acquire and dispose of investments are made in accordance with guidelines adopted and modified from time to time by the Boards of Directors of our insurance subsidiaries. Each investment transaction requires the approval of one or more members of senior investment staff, with increasingly higher approval authorities required for transactions that are more significant. Transactions are reported quarterly to the Audit Committee of the Board of Directors for Standard and to the Board of Directors for The Standard Life Insurance Company of New York.

Dividends from Standard

Our ability to pay dividends to our shareholders, repurchase our shares and meet our obligations substantially depends upon the receipt of distributions from our subsidiary, Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors and by Oregon law, which limits Standard to pay dividends and other distributions only from the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. With the exception of StanCorp Equities, Inc., a limited broker-dealer and member of the Financial Industry Regulatory Authority, there are no regulatory restrictions on dividends from our non-insurance subsidiaries.

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

Dividends paid from Standard to StanCorp are based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid extraordinary cash dividends to StanCorp of $30.0 million for the second quarter of 2013. Standard did not pay ordinary cash dividends to StanCorp for the second quarter of 2012. Standard paid extraordinary cash dividends to StanCorp of $60.0 million for the first six months of 2013. Standard paid ordinary cash dividends to StanCorp of $10.0 million for the first six months of 2012.

Dividends to Shareholders

The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that annual dividends to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on dividends from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by our Board of Directors. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999. In the fourth quarter of 2012, StanCorp paid an annual cash dividend of $0.93 per share, totaling $41.3 million.

Share Repurchases

On November 14, 2012, we announced the Board of Directors’ approval of a share repurchase authorization of up to 3.0 million shares of StanCorp common stock. The November 2012 authorization expires on December 31, 2014. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. We will evaluate share repurchases opportunistically based on our capital levels and our assessment of the direction of the overall economy and equity market valuations.

The following table sets forth share repurchases activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions—except per share data)
Share repurchases:
Shares repurchased	382,495	279,700	632,289	279,700
Cost of share repurchases	$16.9	$10.0	$26.8	$10.0
Weighted-average price per common share	44.14	35.68	42.33	35.68
Shares remaining under repurchase authorizations	2,367,711	2,720,300	2,367,711	2,720,300

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

Standard’s financial strength ratings as of July 2013 were:

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

Our debt ratings and issuer credit ratings as of July 2013, which we believe are indicators of our liquidity and ability to make payments, were:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments in “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $1.1 million and $0.1 million for the first six months of 2013 and 2012, respectively. At June 30, 2013, we maintained a reserve of $1.5 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Statutory Results	$66.4	$31.0	$35.4	$95.3	$73.1	$22.2
Adjusted GAAP Results	81.1	26.6	54.5	143.0	74.5	68.5

Difference	$(14.7)	$4.4	$(19.1)	$(47.7)	$(1.4)	$(46.3)

The increase in Statutory Results for the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 was primarily due to favorable claims experience and a decrease in reserves for our group insurance products.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 were primarily due to the reduction in operating expenses related to the amendment of the postretirement benefit plan of $10.3 million and $20.6 million for the second quarter and first six months of 2013, respectively, which were included in the Adjusted GAAP Results and not recorded in the Statutory Results. Also contributing to the fluctuations are the differences in the reserves for our individual annuity products and elimination of surplus note interest for Adjusted GAAP Results.

The following table sets forth statutory capital and the associated asset valuation reserve:

	June 30,	December 31,	Percent
	2013	2012	Change
	(Dollars in millions)
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,401.6	$1,377.1	1.8%
Asset valuation reserve	132.8	117.5	13.0

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

We maintain an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At June 30, 2013, our fixed maturity securities watch list totaled $6.2 million at fair value and $6.5 million at amortized cost. We recorded $0.3 million and $0.6 million of OTTI related to credit loss due to impairments for the second quarter and first six months of 2013, compared to credit losses of $1.7 million and $2.5 million of OTTI for the second quarter and first six months of 2012, respectively. We recorded no OTTI related to noncredit loss for the second quarter and first six months of 2013 and 2012. See Item 1, “Financial Statements— Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See Item 1, “Financial Statements— Notes to Unaudited Condensed Consolidated Financial Statements—Note 6—Fair Value” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of comprehensive income.

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

Total real estate was $90.8 million at June 30, 2013, compared to $95.5 million at December 31, 2012. The $4.7 million decrease in total real estate during the first six months of 2013 was primarily due to the sale of Real Estate Owned that was acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans and impairments on our Real Estate Owned. The decrease was partially offset by the acquisition of Real Estate Owned during the quarter.

All Other Investments

All other investments include tax-advantaged investments, derivative financial instruments, and policy loans. Valuation adjustments for these investments are recognized using the specific identification method.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	June 30, 2013	December 31, 2012	Percent Change
	(Dollars in millions)
DAC	$310.1	$284.9	8.8%
VOBA	22.2	23.4	(5.1)
Other intangible assets	34.9	38.2	(8.6)

Total DAC, VOBA and other intangible assets	$367.2	$346.5	6.0

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. During the first quarter of 2012, we recorded a $0.8 million impairment to VOBA due to experience related to the block of claims assumed from TIAA. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $66.6 million and $65.4 million at June 30, 2013 and December 31, 2012, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$78.5	25.3%	$60.9	21.4%
VOBA	5.6	25.2	5.9	25.2

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Decrease to DAC and VOBA	$1.2	$0.3	$1.2	$1.1

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 7.1 years. The marketing agreement which accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $39.8 million and $36.5 million at June 30, 2013 and December 31, 2012, respectively.

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

The following table sets forth total reserve balances by reserve type:

	June 30, 2013	December 31, 2012
	(In millions)
Reserves:
Policy reserves	$1,078.1	$1,072.0
Claim reserves	4,783.2	4,771.2

Total reserves	$5,861.3	$5,843.2

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

The following table sets forth total reserve balances by calculation methodology:

	June 30, 2013	Percent of Total	December 31, 2012	Percent of Total
	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,187.2	88.5%	$5,186.2	88.8%
Reserves determined by internally-developed formulas	662.1	11.3	648.2	11.1
Reserves based on subjective judgment	12.0	0.2	8.8	0.1

Total reserves	$5,861.3	100.0%	$5,843.2	100.0%

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

The following table sets forth policy reserves by block of business:

	June 30, 2013	December 31, 2012
	(In millions)
Policy reserves:
Individual disability insurance	$240.7	$233.7
Individual and group immediate annuity businesses	232.6	237.4
Individual life insurance	604.8	600.9

Total policy reserves	$1,078.1	$1,072.0

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

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equal our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for IBNR claims are determined using our experience and consider actual historical incidence rates, claim-reporting patterns and the average cost of claims. The IBNR claim reserves are primarily calculated using a company derived formula based upon premiums, which is validated through a close examination of reserve run-out experience. The claim reserves are related to group and individual disability insurance and group life insurance products offered by our Insurance Services segment.

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

The following table sets forth total claim reserves by block of business:

	June 30, 2013	December 31, 2012
	(In millions)
Claim reserves:
Group disability insurance	$3,253.2	$3,250.7
Individual disability insurance	772.6	755.2
Group life insurance	757.4	765.3

Total claim reserves	$4,783.2	$4,771.2

Group and individual disability insurance.    Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Three Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012
Discount rate	3.75%	3.75%	4.00%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The 25 basis point decrease in the discount rate for the second quarter of 2013 compared to the second quarter of 2012 was primarily the result of a continued low interest rate environment, the compression of interest rate spread for certain investment types with similar duration, and the mix of new money investments. A 25 basis point decrease in the discount rate for newly incurred claims results in a corresponding decrease in quarterly pre-tax income of approximately $2 million. We do not adjust group insurance premium rates based on short term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the second quarter of 2013 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

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

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan was limited to employees who had reached the age of 40 or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is sponsored and administered by Standard and is closed for new participants. In 2012, the postretirement benefit plan was amended to reduce future benefits to plan participants that were either not eligible to or chose not to retire on or before July 1, 2013, which reduced operating expenses by $10.3 million and $20.6 million for the second quarter and first six months of 2013, respectively. The 2012 amendment did not affect future benefits for employees who were retired as of July 1, 2013. In addition, as of December 31, 2011, the group term life insurance benefit was curtailed for plan participants who were not retired at December 31, 2011.

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

The following factors could cause our results to differ materially from management expectations suggested by forward-looking statements:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective use of capital, including the ability to achieve financing through debt or equity.
•	Changes in liquidity needs and the liquidity of assets in our investment portfolios.
•	Performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level including changes in income tax rates and regulations or changes in U.S. GAAP accounting principles, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of customer persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income, bond call premiums and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower, property type and geographic region.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of bond call premiums, commercial mortgage loan prepayment fees and commercial mortgage loan participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.

•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp Financial Group, Inc. since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

ITEM 4:	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2013, and designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities—available-for-sale (“fixed maturity securities”), commercial mortgage loans and real estate. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads. Our commercial mortgage loan portfolio is subject to delinquency, default and borrower concentration risks. Related declines in market activity due to overall declining values of fixed maturity securities may result in our fixed maturity securities portfolio becoming less liquid. Also, our commercial mortgage loans are relatively illiquid and the demand for our real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”) may remain low due to macroeconomic conditions. We may have difficulty selling our fixed maturity securities, commercial mortgage loans and Real Estate Owned at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice.

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

•

Certain concentrations in our commercial mortgage loan portfolio may subject us to losses—Concentration of borrowers and tenants in our commercial mortgage loan portfolio may expose us to potential losses resulting from a downturn in the economy, business performance of tenants, or adverse changes in a borrower’s financial condition. Although we diversify our commercial mortgage loan portfolio by location, type of property, borrower and tenants, such diversification may not eliminate the risk of such losses, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market— We do not have any significant debt maturities in the near term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures (“Subordinated Debt”) of $300 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2017, though, at our option and with the consent of the lenders under the Facility, the termination date can be extended for one additional one year period. We had no outstanding balance on the Facility at June 30, 2013. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•

Our profitability may be adversely affected by declining equity and debt markets—U.S. and global equity markets heavily influence the value of our retirement plan assets under administration, which are a significant component from which our administrative fee revenues are derived. Sustained equity and debt market declines could result in decreases in the value of the assets under administration in our retirement plans, which could reduce our ability to earn administrative fee revenues derived from the value of those assets.

•

Declining equity and debt markets and low interest rates could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long term rate of return on plan assets and the employee work force. Declines in the discount rate or the rate of return on plan assets resulting from the current economic downturn could increase our required cash contributions or pension-related expenses in future periods. The funding status of the Company’s pension plans is evaluated annually during the fourth quarter.

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

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2013	68,101	$41.16	68,101	2,682,105
May 1-31, 2013	177,731	43.94	177,731	2,504,374
June 1-30, 2013	136,663	45.89	136,663	2,367,711

Total second quarter	382,495	44.14	382,495	2,367,711

On November 14, 2012, we announced the Board of Directors’ approval of a share repurchase authorization of up to 3.0 million shares of StanCorp common stock. The November 2012 authorization expires on December 31, 2014. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. We will evaluate share repurchases opportunistically based on equity markets, capital levels and our assessment of the direction of the overall economy and equity market valuations.

The following table sets forth share repurchase activity:

	Three Months Ended June 30,
	2013	2012
	(Dollars in millions except—per share data)
Share repurchases:
Shares repurchased	382,495	279,700
Cost of share repurchases	$16.9	$10.0
Weighted-average price per common share	44.14	35.68
Shares remaining under repurchase authorizations	2,367,711	2,720,300

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

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q, dated August 8, 2012, and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.1	Amendment No. 1 to Credit Agreement Dated as of June 18, 2013 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K dated June 19, 2013 and incorporated herein by this reference

10.2	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.1 on Registrant’s Form 8-K dated May 15, 2013 and incorporated herein by this reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

Date: August 6, 2013	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q, dated August 8, 2012, and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.1	Amendment No. 1 to Credit Agreement Dated as of June 18, 2013 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K dated June 19, 2013 and incorporated herein by this reference

10.2	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.1 on Registrant’s Form 8-K dated May 15, 2013 and incorporated herein by this reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.