Form 10-Q
period 2013-09-30
STANCORP FINANCIAL GROUP INC
filed 2013-11-06
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 25, 2013, there were 43,993,463 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012	2

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and the year ended December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	73

ITEM 4.	CONTROLS AND PROCEDURES	73

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	74

ITEM 1A.	RISK FACTORS	74

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	77

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	78

ITEM 4.	MINE SAFETY DISCLOSURES	78

ITEM 5.	OTHER INFORMATION	78

ITEM 6.	EXHIBITS	79

SIGNATURES

PART I.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Premiums	$524.4	$528.7	$1,595.7	$1,630.1
Administrative fees	30.5	27.8	89.6	86.2
Net investment income	155.8	159.8	469.1	470.9
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.4)	(0.7)	(1.0)	(3.2)
All other net capital losses	(8.3)	(1.9)	(11.9)	(3.6)

Total net capital losses	(8.7)	(2.6)	(12.9)	(6.8)

Total revenues	702.0	713.7	2,141.5	2,180.4

Benefits and expenses:
Benefits to policyholders	395.0	422.4	1,260.9	1,348.3
Interest credited	43.9	43.9	130.8	130.3
Operating expenses	114.8	115.3	324.3	355.9
Commissions and bonuses	51.9	49.6	156.5	156.3
Premium taxes	9.1	9.1	27.7	28.6
Interest expense	8.6	11.8	25.7	31.3
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(3.1)	0.3	(5.0)	(1.9)

Total benefits and expenses	620.2	652.4	1,920.9	2,048.8

Income before income taxes	81.8	61.3	220.6	131.6
Income taxes	22.8	16.4	57.1	31.5

Net income	$59.0	$44.9	$163.5	$100.1

Net income per common share:
Basic	$1.33	$1.02	$3.69	$2.26
Diluted	1.32	1.01	3.67	2.26
Weighted-average common shares outstanding:
Basic	44,271,160	44,197,164	44,307,863	44,263,445
Diluted	44,610,358	44,238,372	44,514,600	44,349,725

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$59.0	$44.9	$163.5	$100.1

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities—available-for-sale:
Net unrealized capital (losses) gains on securities—available-for-sale(1)	(7.8)	36.0	(176.0)	76.6
Reclassification adjustment for net capital losses (gains) included in net income(2)	0.3	(1.5)	(3.8)	(2.9)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	—	—	—	0.4
Reclassification adjustment for amortization to net periodic pension cost (credit), net(4)	1.9	1.6	(7.8)	4.8

Total other comprehensive (loss) income, net of tax	(5.6)	36.1	(187.6)	78.9

Comprehensive income (loss)	$53.4	$81.0	$(24.1)	$179.0

(1)

Net of tax benefit of $4.2 million and tax expense of $19.5 million for the three months ended September 30, 2013 and 2012, respectively, and tax benefit of $95.9 million and tax expense of $40.6 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)

Net of tax expense of $0.2 million and tax benefit of $1.0 million for the three months ended September 30, 2013 and 2012, respectively, and tax benefit of $2.3 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)	Net of tax expense of $0.2 million for the nine months ended September 30, 2012.
(4)

Net of tax expense of $1.1 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and tax benefit of $4.2 million and tax expense of $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2013	December 31, 2012
ASSETS
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,658.5 and $6,517.7)	$7,015.8	$7,190.7
Commercial mortgage loans, net	5,510.8	5,267.4
Real estate, net	79.8	95.5
Other invested assets	199.9	175.5

Total investments	12,806.3	12,729.1
Cash and cash equivalents	345.4	160.7
Premiums and other receivables	123.4	123.0
Accrued investment income	108.7	109.3
Amounts recoverable from reinsurers	983.4	972.4
Deferred acquisition costs, value of business acquired and other intangible assets, net	369.5	346.5
Goodwill	36.0	36.0
Property and equipment, net	84.4	90.7
Other assets	59.2	69.3
Separate account assets	6,010.0	5,154.3

Total assets	$20,926.3	$19,791.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$5,853.0	$5,843.2
Other policyholder funds	5,945.1	5,531.1
Deferred tax liabilities, net	48.9	148.1
Short-term debt	1.2	1.0
Long-term debt	551.5	551.4
Other liabilities	399.4	393.2
Separate account liabilities	6,010.0	5,154.3

Total liabilities	18,809.1	17,622.3

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	—	—
Common stock, no par, 300,000,000 shares authorized; 43,995,153 and 44,419,448 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	61.9	89.6
Accumulated other comprehensive income	121.7	309.3
Retained earnings	1,933.6	1,770.1

Total shareholders’ equity	2,117.2	2,169.0

Total liabilities and shareholders’ equity	$20,926.3	$19,791.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions—except per share data)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
Balance, January 1, 2012	44,268,859	$82.4	$235.1	$1,672.9	$1,990.4

Net income	—	—	—	138.5	138.5
Other comprehensive income, net of tax	—	—	74.2	—	74.2
Common stock:
Repurchased	(279,700)	(10.0)	—	—	(10.0)
Issued under share-based compensation plans, net	430,289	17.2	—	—	17.2
Dividends declared on common stock ($0.93 per share)	—	—	—	(41.3)	(41.3)

Balance, December 31, 2012	44,419,448	89.6	309.3	1,770.1	2,169.0

Net income	—	—	—	163.5	163.5
Other comprehensive loss, net of tax	—	—	(187.6)	—	(187.6)
Common stock:
Repurchased	(1,450,767)	(70.9)	—	—	(70.9)
Issued under share-based compensation plans, net	1,026,472	43.2	—	—	43.2

Balance, September 30, 2013	43,995,153	$61.9	$121.7	$1,933.6	$2,117.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2013	2012
Operating:
Net income	$163.5	$100.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	12.9	6.8
Depreciation and amortization	84.7	87.8
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(57.9)	(55.3)
Deferred income taxes	8.1	8.5
Changes in other assets and liabilities:
Receivables and accrued income	(10.8)	(24.7)
Future policy benefits and claims	29.2	111.1
Other, net	22.9	84.0

Net cash provided by operating activities	252.6	318.3

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	792.5	638.6
Proceeds from sale or repayment of commercial mortgage loans	776.1	588.1
Proceeds from sale of real estate	9.9	7.0
Proceeds from sale of other investments, net	0.2	—
Acquisition of fixed maturity securities—available-for-sale	(927.1)	(846.8)
Acquisition or origination of commercial mortgage loans	(1,037.4)	(861.6)
Acquisition of real estate	(0.6)	(0.9)
Acquisition of other invested assets	(53.7)	(37.2)
Acquisition of property and equipment, net	(8.7)	(11.8)

Net cash used in investing activities	(448.8)	(524.6)

Financing:
Policyholder fund deposits	1,516.8	1,401.8
Policyholder fund withdrawals	(1,102.8)	(1,155.4)
Repayment of debt	—	(250.0)
Issuance of debt, net of issuance costs	—	246.7
Issuance of common stock	37.5	6.7
Repurchases of common stock	(70.9)	(10.0)
Other, net	0.3	0.5

Net cash provided by financing activities	380.9	240.3

Increase in cash and cash equivalents	184.7	34.0
Cash and cash equivalents, beginning of period	160.7	138.4

Cash and cash equivalents, end of period	$345.4	$172.4

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$143.9	$151.4
Income taxes	29.3	0.9
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	6.1	14.3
Commercial mortgage loans originated on real estate sold	0.7	0.8

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

Standard holds interests in tax-advantaged investments. These interests are accounted for under the equity method of accounting. The total investment in these interests was $197.4 million and $173.0 million at September 30, 2013 and December 31, 2012, respectively.

The accompanying unaudited condensed consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. As such, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2013, and for the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. Interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. This report should be read in conjunction with the Company’s 2012 annual report on Form 10-K.

2.	NET INCOME PER COMMON SHARE

Net income per basic common share was calculated by dividing net income by the weighted-average number of common shares outstanding. Net income per diluted common share, as calculated using the treasury stock method, reflects the potential dilutive effects of stock awards and exercises of dilutive outstanding stock options. The computation of diluted weighted-average earnings per share does not include stock options with an option exercise price greater than the average market price because they are antidilutive and inclusion would increase earnings per share. The average price per share of StanCorp common stock for the third quarter of 2013 was greater than the exercise price per share of all outstanding stock options.

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (In millions)	$59.0	$44.9	$163.5	$100.1

Basic weighted-average common shares outstanding	44,271,160	44,197,164	44,307,863	44,263,445
Stock options	273,338	41,208	146,247	83,759
Stock awards	65,860	—	60,490	2,521

Diluted weighted-average common shares outstanding	44,610,358	44,238,372	44,514,600	44,349,725

Net income per common share:
Net income per basic common share	$1.33	$1.02	$3.69	$2.26
Net income per diluted common share	1.32	1.01	3.67	2.26
Antidilutive shares not included in net income per diluted common share calculation	—	2,479,470	559,575	2,199,795

3.	SHARE-BASED COMPENSATION

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

Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,815,036 shares remain available for awards at September 30, 2013. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 3,500,000 shares authorized for the ESPP, 1,425,002 shares remain available for issuance at September 30, 2013.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Compensation cost	$3.2	$1.4	$5.9	$5.3
Related income tax benefit	1.2	0.5	2.1	1.8

2002 Plan

The Company has provided two types of share-based compensation pursuant to the 2002 Plan: option grants and stock awards.

Option Grants

Options are granted to officers and certain non-officer employees. Options are granted with an exercise price per share equal to the closing market price of StanCorp common stock on the grant date. Options generally vest in equal installments on the first four anniversaries of the vesting reference date.

The Company granted 164,367 and 268,033 options for the first nine months of 2013 and 2012, respectively, at a weighted-average per share exercise price of $38.65 and $38.09, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first nine months of 2013 and 2012 was $13.69 and $13.73, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At September 30, 2013, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $5.2 million. This compensation cost will be recognized over a weighted-average remaining period of 2.4 years.

Stock Awards

The Company currently grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 988,505 shares available for issuance as stock award grants at September 30, 2013.

RSUs

Beginning in the first quarter of 2013, the Company granted annual RSUs to officers and senior officers of the Company. The Company granted 59,823 RSUs for the first nine months of 2013. The RSUs cliff vest on the third anniversary of the vesting reference date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The compensation cost of RSUs is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At September 30, 2013, the total compensation cost related to unvested RSUs that had not yet been recognized in the financial statements was $1.6 million. This compensation cost will be recognized over a weighted-average remaining period of 2.4 years.

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

The Company granted 117,172 and 179,818 Performance Shares for the first nine months of 2013 and 2012, respectively.

No Performance Shares vested for the 2012 performance period. Therefore, the Company did not issue shares for the first nine months of 2013. The Company issued 9,899 shares of StanCorp common stock for the first nine months of 2012 to redeem Performance Shares that vested following the 2011 performance period, net of shares withheld to cover the required taxes.

The fair value of Performance Shares is based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of Performance Shares is based on an estimate of the number of shares that will be earned and cost is recognized over the vesting period. The cost the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $14.6 million in additional compensation cost would be recognized through 2015. Assuming that the target performance is achieved for each performance goal, $6.3 million in additional compensation cost would be recognized through 2015. Assuming that the maximum performance is achieved, this cost would be recognized over a weighted-average period of 1.2 years.

Director Stock Grants

Each non-employee director receives annual stock grants with fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholder meeting. The stock grants generally vest after one year.

The Company issued 20,099 and 9,489 shares of StanCorp common stock for the first nine months of 2013 and 2012, respectively, related to the vesting of the 2012 and 2011 annual grants, net of shares withheld to cover taxes.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Compensation cost	$0.1	$0.3	$0.3	$1.2
Related income tax benefit	—	0.1	0.1	0.4

4.	RETIREMENT BENEFITS

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

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Components of net periodic benefit cost:
Service cost	$2.6	$2.5	$7.7	$7.4
Interest cost	4.1	4.1	12.4	12.4
Expected return on plan assets	(7.4)	(6.6)	(22.0)	(19.9)
Amortization of prior service cost	0.2	0.2	0.5	0.5
Amortization of net actuarial loss	2.3	2.1	7.0	6.5

Net periodic benefit cost	1.8	2.3	5.6	6.9

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):
Amortization of prior service cost	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of net actuarial loss	(2.3)	(2.1)	(7.0)	(6.5)

Total recognized in other comprehensive income	(2.5)	(2.3)	(7.5)	(7.0)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(0.7)	$—	$(1.9)	$(0.1)

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on the retiree’s length of service and age at retirement. Participation in the postretirement benefit plan was limited to employees who had reached the age of 40, or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is closed to new participants. In 2012, the postretirement benefit plan was amended to reduce future benefits to plan participants that were either not eligible to or chose not to retire on or before July 1, 2013, which reduced operating expenses by $20.6 million for the first half of 2013. The 2012 amendment did not affect future benefits for employees who were retired as of July 1, 2013. In addition, as of December 31, 2011, the group term life insurance benefit was curtailed for plan participants who were not retired at December 31, 2011.

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

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Components of net periodic benefit cost (credit):
Service cost	$0.1	$0.3	$0.1	$0.7
Interest cost	0.3	0.4	0.7	1.3
Expected return on plan assets	(0.3)	(0.2)	(0.7)	(0.6)
Amortization of prior service cost	—	(0.1)	(26.4)	(0.3)
Amortization of net actuarial loss	—	—	5.8	—

Net periodic benefit cost (credit)	0.1	0.4	(20.5)	1.1

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net gain	—	—	—	(0.7)
Amortization of prior service cost	—	0.1	26.4	0.3
Amortization of net actuarial loss	—	—	(5.8)	—

Total recognized in other comprehensive (income) loss	—	0.1	20.6	(0.4)

Total recognized in net periodic benefit cost (credit) and other comprehensive (income) loss	$0.1	$0.5	$0.1	$0.7

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.3 million and $2.5 million for the third quarters of 2013 and 2012, respectively, and $7.9 million for both the first nine months of 2013 and 2012.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $11.4 million and $10.5 million at September 30, 2013 and December 31, 2012, respectively.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $27.9 million and $27.5 million at September 30, 2013 and December 31, 2012, respectively. Expenses were $0.7 million and $0.6 million for the third quarters of 2013 and 2012, respectively, and were $2.3 million and $1.9 million for the first nine months of 2013 and 2012, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income was $0.6 million and $4.7 million at September 30, 2013 and December 31, 2012, respectively.

5. SEGMENTS

StanCorp operates through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Subsidiaries and product lines have been aggregated to form the Company’s reportable segments. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses related to the impairment or the disposition of the Company’s invested assets and adjustments made in consolidation.

Intersegment revenues are comprised of administrative fee revenues charged by the Asset Management segment to manage the fixed maturity securities—available-for-sale (“fixed maturity securities”) and commercial mortgage loan portfolios for the Company’s insurance subsidiaries.

The following table sets forth intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Intersegment administrative fee revenues	$4.7	$4.5	$14.0	$13.3

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$210.4	$218.3	$640.3	$667.0
Group long term disability	191.3	199.1	589.6	603.5
Group short term disability	56.4	52.5	171.9	160.3
Group other	19.8	19.7	58.1	59.2
Experience rated refunds	(3.2)	(6.5)	(12.0)	4.7

Total group insurance	474.7	483.1	1,447.9	1,494.7
Individual disability insurance	48.3	44.4	142.0	130.4

Total Insurance Services premiums	523.0	527.5	1,589.9	1,625.1

Asset Management:
Retirement plans	0.3	0.1	1.7	1.3
Individual annuities	1.1	1.1	4.1	3.7

Total Asset Management premiums	1.4	1.2	5.8	5.0

Total premiums	$524.4	$528.7	$1,595.7	$1,630.1

Administrative fees:
Insurance Services:
Group insurance	$3.8	$3.0	$10.7	$10.2
Individual disability insurance	0.1	0.1	0.2	0.2

Total Insurance Services administrative fees	3.9	3.1	10.9	10.4

Asset Management:
Retirement plans	23.5	21.5	69.3	66.0
Other financial services businesses	7.8	7.7	23.4	23.1

Total Asset Management administrative fees	31.3	29.2	92.7	89.1

Other administrative fees	(4.7)	(4.5)	(14.0)	(13.3)

Total administrative fees	$30.5	$27.8	$89.6	$86.2

Net investment income:
Insurance Services:
Group insurance	$65.8	$72.2	$201.4	$214.0
Individual disability insurance	13.2	13.8	39.5	40.2

Total Insurance Services net investment income	79.0	86.0	240.9	254.2

Asset Management:
Retirement plans	26.2	24.2	75.4	71.0
Individual annuities	43.4	44.4	131.6	129.0
Other financial services businesses	3.8	3.7	10.4	10.0

Total Asset Management net investment income	73.4	72.3	217.4	210.0

Other net investment income	3.4	1.5	10.8	6.7

Total net investment income	$155.8	$159.8	$469.1	$470.9

The following table sets forth income before income taxes and assets by major product line or category within certain of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Income (loss) before income taxes:
Insurance Services:
Group insurance	$68.6	$53.4	$149.2	$91.7
Individual disability insurance	9.7	9.0	39.3	40.1

Total Insurance Services income before income taxes	78.3	62.4	188.5	131.8
Asset Management	21.9	17.5	59.8	47.7
Other	(18.4)	(18.6)	(27.7)	(47.9)

Total income before income taxes	$81.8	$61.3	$220.6	$131.6

	September 30, 2013	December 31, 2012
	(In millions)
Assets:
Insurance Services:
Group insurance	$5,805.0	$5,991.4
Individual disability insurance	2,369.5	2,259.4

Total Insurance Services assets	8,174.5	8,250.8
Asset Management	12,224.7	11,046.0
Other	527.1	494.5

Total assets	$20,926.3	$19,791.3

The following tables set forth select segment information:

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three Months Ended September 30, 2013
Revenues:
Premiums	$523.0	$1.4	$—	$524.4
Administrative fees	3.9	31.3	(4.7)	30.5
Net investment income	79.0	73.4	3.4	155.8
Net capital losses	—	—	(8.7)	(8.7)

Total revenues	605.9	106.1	(10.0)	702.0

Benefits and expenses:
Benefits to policyholders	391.2	3.8	—	395.0
Interest credited	0.6	43.3	—	43.9
Operating expenses	86.1	28.9	(0.2)	114.8
Commissions and bonuses	43.5	8.4	—	51.9
Premium taxes	9.1	—	—	9.1
Interest expense	—	—	8.6	8.6
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(2.9)	(0.2)	—	(3.1)

Total benefits and expenses	527.6	84.2	8.4	620.2

Income (loss) before income taxes	$78.3	$21.9	$(18.4)	$81.8

	Insurance Services	Asset Management	Other	Total
	(In millions)
Three Months Ended September 30, 2012
Revenues:
Premiums	$527.5	$1.2	$—	$528.7
Administrative fees	3.1	29.2	(4.5)	27.8
Net investment income	86.0	72.3	1.5	159.8
Net capital losses	—	—	(2.6)	(2.6)

Total revenues	616.6	102.7	(5.6)	713.7

Benefits and expenses:
Benefits to policyholders	417.6	4.8	—	422.4
Interest credited	1.0	42.9	—	43.9
Operating expenses	85.4	28.7	1.2	115.3
Commissions and bonuses	43.2	6.4	—	49.6
Premium taxes	9.1	—	—	9.1
Interest expense	—	—	11.8	11.8
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(2.1)	2.4	—	0.3

Total benefits and expenses	554.2	85.2	13.0	652.4

Income (loss) before income taxes	$62.4	$17.5	$(18.6)	$61.3

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine Months Ended September 30, 2013
Revenues:
Premiums	$1,589.9	$5.8	$—	$1,595.7
Administrative fees	10.9	92.7	(14.0)	89.6
Net investment income	240.9	217.4	10.8	469.1
Net capital losses	—	—	(12.9)	(12.9)

Total revenues	1,841.7	315.9	(16.1)	2,141.5

Benefits and expenses:
Benefits to policyholders	1,247.0	13.9	—	1,260.9
Interest credited	2.8	128.0	—	130.8
Operating expenses	252.5	85.9	(14.1)	324.3
Commissions and bonuses	131.9	24.6	—	156.5
Premium taxes	27.7	—	—	27.7
Interest expense	—	—	25.7	25.7
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(8.7)	3.7	—	(5.0)

Total benefits and expenses	1,653.2	256.1	11.6	1,920.9

Income (loss) before income taxes	$188.5	$59.8	$(27.7)	$220.6

Total assets	$8,174.5	$12,224.7	$527.1	$20,926.3

	Insurance Services	Asset Management	Other	Total
	(In millions)
Nine Months Ended September 30, 2012
Revenues:
Premiums	$1,625.1	$5.0	$—	$1,630.1
Administrative fees	10.4	89.1	(13.3)	86.2
Net investment income	254.2	210.0	6.7	470.9
Net capital losses	—	—	(6.8)	(6.8)

Total revenues	1,889.7	304.1	(13.4)	2,180.4

Benefits and expenses:
Benefits to policyholders	1,333.3	15.0	—	1,348.3
Interest credited	3.6	126.7	—	130.3
Operating expenses	264.5	88.2	3.2	355.9
Commissions and bonuses	133.9	22.4	—	156.3
Premium taxes	28.6	—	—	28.6
Interest expense	—	—	31.3	31.3
Net (increase) decrease in deferred acquisition costs, value of business acquired and other intangible assets	(6.0)	4.1	—	(1.9)

Total benefits and expenses	1,757.9	256.4	34.5	2,048.8

Income (loss) before income taxes	$131.8	$47.7	$(47.9)	$131.6

Total assets	$8,347.5	$10,888.7	$385.1	$19,621.3

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following tables set forth the estimated fair value and the carrying value of each financial instrument:

	September 30, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,418.1	$6,418.1	$—	$6,352.9	$65.2
U.S. government and agency bonds	370.9	370.9	—	370.9	—
U.S. state and political subdivision bonds	146.2	146.2	—	146.2	—
Foreign government bonds	66.5	66.5	—	66.5	—
S&P 500 Index options	14.1	14.1	—	—	14.1

Total fixed maturity securities	$7,015.8	$7,015.8	$—	$6,936.5	$79.3

Commercial mortgage loans, net	$5,510.8	$5,970.2	$—	$—	$5,970.2
Policy loans	2.5	2.5	—	—	2.5
Separate account assets	6,010.0	6,010.0	5,861.3	148.7	—
Liabilities:
Total other policyholder funds, investment-type contracts	$5,359.7	$5,463.4	$—	$—	$5,463.4
Index-based interest guarantees	64.7	64.7	—	—	64.7
Short-term debt	1.2	1.6	—	1.6	—
Long-term debt	551.5	556.8	—	556.8	—

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,525.9	$6,525.9	$—	$6,445.5	$80.4
U.S. government and agency bonds	413.0	413.0	—	411.9	1.1
U.S. state and political subdivision bonds	168.4	168.4	—	166.7	1.7
Foreign government bonds	72.1	72.1	—	72.1	—
S&P 500 Index options	11.3	11.3	—	—	11.3

Total fixed maturity securities	$7,190.7	$7,190.7	$—	$7,096.2	$94.5

Commercial mortgage loans, net	$5,267.4	$5,946.3	$—	$—	$5,946.3
Policy loans	2.5	2.5	—	—	2.5
Separate account assets	5,154.3	5,154.3	5,007.5	146.8	—
Liabilities:
Total other policyholder funds, investment-type contracts	$4,916.7	$5,331.3	$—	$—	$5,331.3
Index-based interest guarantees	57.4	57.4	—	—	57.4
Short-term debt	1.0	1.2	—	1.2	—
Long-term debt	551.4	567.4	—	567.4	—

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

The fair value for long-term debt was predominantly based on quoted market prices as of September 30, 2013 and December 31, 2012, and trades occurring close to September 30, 2013 and December 31, 2012.

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

Separate account assets represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to participant-directed 401(k) contracts. Separate account assets are recorded at fair value on a recurring basis, with changes in fair value recorded to separate account liabilities. Separate account assets consist of mutual funds. The mutual funds’ fair value is determined through Level 1 and Level 2 inputs. The majority of the separate account assets are valued using quoted prices in an active market with the remainder of the assets valued using quoted prices from an independent pricing service. The Company reviews the values obtained from the pricing service for reasonableness through analytical procedures and performance reviews.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of September 30, 2013 or December 31, 2012.

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

The Company uses the income approach valuation technique to determine the fair value of index-based interest guarantees. The liability is the present value of future cash flows attributable to the projected index growth in excess of cash flows driven by fixed interest rate guarantees for the indexed annuity product. Level 3 assumptions for policyholder behavior and future index crediting rate declarations significantly influence the calculation. Index-based interest guarantees are included in the other policyholder funds line on the Company’s consolidated balance sheet.

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

Valuations for the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to the S&P 500 Index value, the implied volatilities of this index and the interest rate environment. Generally, a significant increase or decrease used in the assumption for the implied volatilities and in the S&P 500 Index value would result in a directionally similar change, while an increase or decrease in the interest rate environment would result in a directionally opposite change in the fair value of the liability.

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

Valuations for real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”) measured at fair value on a nonrecurring basis using significant unobservable Level 3 inputs are sensitive to a number of variables. They are most sensitive to the reductions taken on appraisals obtained, which may result in a fair value and carrying value below the appraised value. Generally, an increase in the reductions taken on appraisals obtained would result in a reduction in the fair value of the asset.

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value:

			September 30, 2013		December 31, 2012
	Valuation Technique	Unobservable Input	Fair Value	Range of inputs	Fair Value	Range of inputs
	(Dollars in millions)
S&P 500 Index options	Black-Scholes option pricing model	Various assumptions	$14.1	(a)	$11.3	(a)
Index-based interest guarantees	Discounted cash flow	Expected future option purchase	$64.7	1%-5%	$57.4	1%-5%
		Various assumptions		(b)		(b)
	Black-Scholes option pricing model	Various assumptions		(a)		(a)
Commercial mortgage loans	Appraisals	Reduction on appraisal	$70.1	0%-26%	$53.9	0%-38%
	Cash flows	Capitalization rate (c)		7%-16%		7%-14%
Real Estate Owned	Appraisals	Reduction on appraisal	$33.4	0%-53%	$48.2	0%-36%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)

Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36% for both September 30, 2013 and December 31, 2012.

(c)	Capitalization rates are used as an internal analysis in converting the underlying property’s income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended September 30, 2013

	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning balance	$—	$—	$51.9	$13.7	$65.6	$62.6
Total realized/unrealized gains (losses):
Included in net income	—	—	—	2.5	2.5	1.6
Included in other comprehensive income (loss)	—	—	12.3	—	12.3	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2.2	2.2	—
Issuances	—	—	—	—	—	1.4
Sales	—	—	—	—	—	—
Settlements	—	—	—	(4.3)	(4.3)	(0.9)
Transfers into level 3	—	—	1.3	—	1.3	—
Transfers out of level 3	—	—	(0.3)	—	(0.3)	—

Ending balance	$—	$—	$65.2	$14.1	$79.3	$64.7

	Three Months Ended September 30, 2012

	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning balance	$—	$1.8	$58.6	$12.4	$72.8	$56.0
Total realized/unrealized gains (losses):
Included in net income	—	—	—	2.9	2.9	2.5
Included in other comprehensive income (loss)	—	(0.1)	0.4	—	0.3	—
Purchases, issuances, sales and settlements:
Purchases	—	—	8.2	2.1	10.3	—
Issuances	—	—	—	—	—	0.9
Sales	—	—	(0.1)	—	(0.1)	—
Settlements	—	—	—	(3.6)	(3.6)	(0.8)
Transfers into level 3	—	—	(0.4)	—	(0.4)	—
Transfers out of level 3	—	—	—	—	—	—

Ending balance	$—	$1.7	$66.7	$13.8	$82.2	$58.6

	Nine Months Ended September 30, 2013

	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning balance	$1.1	$1.7	$80.4	$11.3	$94.5	$57.4
Total realized/unrealized gains (losses):
Included in net income	—	—	—	9.7	9.7	6.1
Included in other comprehensive income (loss)	—	—	7.2	—	7.2	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	6.8	6.8	—
Issuances	—	—	—	—	—	4.3
Sales	—	—	—	—	—	—
Settlements	—	—	—	(13.7)	(13.7)	(3.1)
Transfers into level 3	—	—	8.3	—	8.3	—
Transfers out of level 3	(1.1)	(1.7)	(30.7)	—	(33.5)	—

Ending balance	$—	$—	$65.2	$14.1	$79.3	$64.7

	Nine Months Ended September 30, 2012

	Assets					Liabilities
	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees
	(In millions)
Beginning balance	$0.5	$1.4	$64.0	$7.2	$73.1	$49.5
Total realized/unrealized gains (losses):
Included in net income	—	—	—	7.3	7.3	7.2
Included in other comprehensive income (loss)	—	(0.1)	(1.0)	—	(1.1)	—
Purchases, issuances, sales and settlements:
Purchases	—	—	8.2	6.9	15.1	—
Issuances	—	—	—	—	—	4.1
Sales	—	—	(0.1)	—	(0.1)	—
Settlements	—	—	—	(7.6)	(7.6)	(2.2)
Transfers into level 3	—	0.4	5.1	—	5.5	—
Transfers out of level 3	(0.5)	—	(9.5)	—	(10.0)	—

Ending balance	$—	$1.7	$66.7	$13.8	$82.2	$58.6

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for the third quarter and first nine months of 2013 and 2012.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Assets:
S&P 500 Index options	$0.3	$2.7	$4.5	$4.0
Liabilities:
Index-based interest guarantees	$(2.0)	$(5.4)	$(7.3)	$(11.8)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded to other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded to interest credited and are sensitive to a number of variables and assumptions. The decrease in unrealized losses for the indexed-based guarantee liability for the third quarter and first nine months of 2013 was due to a change in the interest rate environment. The interest credited amount included negative interest on policyholder funds due to changes in the Level 3 actuarial assumptions of $1.3 million and $1.1 million for the third quarters of 2013 and 2012, respectively, and $2.7 million and $2.2 million for the first nine months of 2013 and 2012, respectively.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of September 30, 2013 that the Company continued to hold:

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In millions)
Commercial mortgage loans	$70.1	$—	$—	$70.1
Real Estate Owned	33.4	—	—	33.4

Total assets measured at fair value on a nonrecurring basis	$103.5	$—	$—	$103.5

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $91.3 million were written down to their fair value of $70.1 million, less selling costs, at September 30, 2013. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $28.2 million at September 30, 2013. The Real Estate Owned measured on a nonrecurring basis as of September 30, 2013, and still held at September 30, 2013 had net capital losses totaling $5.8 million for the first nine months of 2013. Real Estate Owned measured on a nonrecurring basis represents newly acquired properties or properties with a value that has been adjusted based on pending sale or other market information.

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Corporate bonds	$6,114.3	$371.4	$(67.6)	$6,418.1
U.S. government and agency bonds	332.9	38.2	(0.2)	370.9
U.S. state and political subdivision bonds	138.2	8.6	(0.6)	146.2
Foreign government bonds	59.0	7.5	—	66.5
S&P 500 Index options	14.1	—	—	14.1

Total fixed maturity securities	$6,658.5	$425.7	$(68.4)	$7,015.8

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Corporate bonds	$5,942.0	$587.7	$(3.8)	$6,525.9
U.S. government and agency bonds	351.5	61.5	—	413.0
U.S. state and political subdivision bonds	151.6	16.8	—	168.4
Foreign government bonds	61.3	10.8	—	72.1
S&P 500 Index options	11.3	—	—	11.3

Total fixed maturity securities	$6,517.7	$676.8	$ (3.8)	$7,190.7

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$526.7	$535.8	$699.2	$712.9
Due after one year through five years	2,859.6	3,060.7	2,779.9	3,009.1
Due after five years through ten years	2,441.2	2,490.0	2,184.7	2,422.6
Due after ten years	831.0	929.3	853.9	1,046.1

Total fixed maturity securities	$6,658.5	$7,015.8	$6,517.7	$7,190.7

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.2%, or $296.5 million, of the Company’s fixed maturity securities portfolio at September 30, 2013. At September 30, 2013, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio. At September 30, 2013, the Company did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At September 30, 2013, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.8%, or $56.6 million, of the Company’s fixed maturity security portfolio. There were no impairments on fixed maturity securities related to euro zone exposure during the first nine months of 2013 and 2012.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2013
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
Corporate bonds	880	$67.6	878	$67.4	2	$0.2
U.S. government and agency bonds	7	0.2	7	0.2	—	—
U.S. state and political subdivision bonds	8	0.6	8	0.6	—	—

Total	895	$68.4	893	$68.2	2	$0.2

Fair market value of securities with unrealized losses:
Corporate bonds	880	$1,411.1	878	$1,409.2	2	$1.9
U.S. government and agency bonds	7	11.0	7	11.0	—	—
U.S. state and political subdivision bonds	8	11.1	8	11.1	—	—

Total	895	$1,433.2	893	$1,431.3	2	$1.9

	December 31, 2012
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in millions)
Unrealized losses:
Corporate bonds	198	$3.8	188	$3.6	10	$0.2
Fair market value of securities with unrealized losses:
Corporate bonds	198	$342.5	188	$335.5	10	$7.0

The unrealized losses on the fixed maturity securities set forth above were partly due to increases in market interest rates, subsequent to their purchase by the Company and have also been affected by overall economic factors. The Company expects the fair value of these fixed maturity securities to recover as the fixed maturity securities approach their maturity dates or sooner if market yields for such fixed maturity securities decline. The Company does not believe that any of the fixed maturity securities are impaired due to credit quality or due to any company or industry specific event. Based on management’s evaluation of the securities and the Company’s intent to hold the securities, and as it is unlikely that the Company will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary.

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At September 30, 2013, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,668.9	48.4%	$2,560.7	48.6%
Industrial	1,052.4	19.1	995.8	18.9
Office	1,003.6	18.2	960.8	18.2
Hotel/motel	275.5	5.0	280.8	5.3
Commercial	223.5	4.1	205.3	4.0
Apartment and other	286.9	5.2	264.0	5.0

Total commercial mortgage loans, net	$5,510.8	100.0%	$5,267.4	100.0%

Geographic region*:
Pacific	$1,941.4	35.2%	$1,844.1	35.0%
South Atlantic	1,129.6	20.5	1,069.2	20.2
West South Central	687.3	12.5	634.8	12.1
Mountain	613.4	11.1	612.7	11.6
East North Central	474.6	8.6	443.9	8.4
Middle Atlantic	228.3	4.1	240.3	4.6
West North Central	190.5	3.5	183.0	3.5
East South Central	162.7	3.0	150.5	2.9
New England	83.0	1.5	88.9	1.7

Total commercial mortgage loans, net	$5,510.8	100.0%	$5,267.4	100.0%

U.S. state:
California	$1,490.6	27.0%	$1,436.3	27.3%
Texas	633.3	11.5	587.0	11.1
Florida	338.1	6.1	331.9	6.3
Georgia	332.1	6.0	311.5	5.9
Other states	2,716.7	49.4	2,600.7	49.4

Total commercial mortgage loans, net	$5,510.8	100.0%	$5,267.4	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$46.8	$45.6	$46.6	$48.1
Provision	3.8	5.0	12.8	11.4
Charge-offs, net	(4.0)	(2.6)	(12.8)	(11.5)

Ending balance	$46.6	$48.0	$46.6	$48.0

Specific loan loss allowance	$28.2	$25.0	$28.2	$25.0
General loan loss allowance	18.4	23.0	18.4	23.0

Total commercial mortgage loan loss allowance	$46.6	$48.0	$46.6	$48.0

The decrease in the commercial mortgage loan loss allowance at September 30, 2013 compared to September 30, 2012 was primarily due to fewer commercial mortgage loans with a general loan loss allowance. This decrease was partially offset by an increase in the specific loan loss allowance. The decrease in the provision for the third quarter of 2013 compared to the same period of 2012 was primarily due to fewer commercial mortgage loans being added to the allowance in the third quarter of 2013. The increase in the provision for the first nine months of 2013 compared to the same period of 2012 was primarily due to an increase in impaired commercial mortgage loans in the first nine months of 2013. The increase in charge-offs was primarily due to higher losses related to foreclosures, accepted deeds in lieu of foreclosure and other related charges associated with commercial mortgage loans leaving the portfolio during the third quarter and first nine months of 2013.

The following table sets forth the recorded investment in commercial mortgage loans:

	September 30, 2013	December 31, 2012
	(In millions)
Commercial mortgage loans collectively evaluated for impairment	$5,429.9	$5,214.2
Commercial mortgage loans individually evaluated for impairment	127.5	99.8
Commercial mortgage loan loss allowance	(46.6)	(46.6)

Total commercial mortgage loans	$5,510.8	$5,267.4

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	September 30, 2013
	Retail	Industrial	Office	Hotel/ Motel	Commercial	Apartment and Other	Total
	(In millions)
Performing commercial mortgage loans	$2,662.3	$1,051.2	$998.6	$275.5	$222.9	$286.9	$5,497.4
Nonperforming commercial mortgage loans	6.6	1.2	5.0	—	0.6	—	13.4

Total commercial mortgage loans	$2,668.9	$1,052.4	$1,003.6	$275.5	$223.5	$286.9	$5,510.8

	December 31, 2012
	Retail	Industrial	Office	Hotel/ Motel	Commercial	Apartment and Other	Total
	(In millions)
Performing commercial mortgage loans	$2,552.5	$993.0	$955.8	$280.8	$204.7	$263.5	$5,250.3
Nonperforming commercial mortgage loans	8.2	2.8	5.0	—	0.6	0.5	17.1

Total commercial mortgage loans	$2,560.7	$995.8	$960.8	$280.8	$205.3	$264.0	$5,267.4

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$22.2	$22.2	$—	$14.0
Office	5.2	5.2	—	2.8
Industrial	3.1	3.1	—	0.2
Commercial	1.9	1.9	—	—
Apartment and other	3.8	3.8	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	36.2	36.2	—	17.0

With specific loan loss allowances:
Retail	59.2	59.2	17.2	31.0
Office	10.5	10.5	2.8	1.8
Industrial	11.8	11.8	2.3	1.4
Commercial	8.9	8.9	5.9	3.0
Apartment and other	0.9	0.9	—	—

Total impaired commercial mortgage loans with specific loan loss allowances	91.3	91.3	28.2	37.2

Total impaired commercial mortgage loans	$127.5	$127.5	$28.2	$54.2

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Amount on Nonaccrual Status
	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$15.3	$15.3	$—	$2.2
Office	5.2	5.2	—	4.1
Industrial	3.3	3.3	—	0.2
Apartment and other	1.9	1.9	—	—

Total impaired commercial mortgage loans without specific loan loss allowances	25.7	25.7	—	6.5

With specific loan loss allowances:
Retail	37.9	37.9	13.2	9.3
Office	10.3	10.3	2.5	1.3
Industrial	11.4	11.4	3.6	2.0
Commercial	11.4	11.4	6.2	2.7
Apartment and other	3.1	3.1	0.1	—

Total impaired commercial mortgage loans with specific loan loss allowances	74.1	74.1	25.6	15.3

Total impaired commercial mortgage loans	$99.8	$99.8	$25.6	$21.8

The increase in the carrying value of impaired commercial mortgage loans at September 30, 2013 compared to December 31, 2012 was primarily due to an increase in commercial mortgage loans with a specific allowance in the Company’s retail segment during the first nine months of 2013 associated with a small number of borrowers. As of September 30, 2013 and December 31, 2012, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

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

The following tables set forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
	(Dollars in millions)
Troubled debt restructurings:
Retail	10	$15.5	$13.2	16	$20.0	$20.8
Office	—	—	—	3	1.6	1.6
Industrial	2	2.2	2.3	2	2.2	2.3
Commercial	—	—	—	1	0.9	0.9

Total troubled debt restructurings	12	$17.7	$15.5	22	$24.7	$25.6

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
	(Dollars in millions)
Troubled debt restructurings:
Retail	3	$2.6	$3.9	7	$6.0	$7.2
Industrial	—	—	—	3	2.4	2.4
Apartment and other	—	—	—	1	1.8	1.8

Total troubled debt restructurings	3	$2.6	$3.9	11	$10.2	$11.4

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the first nine months of 2013.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Average recorded investment	$127.5	$99.0	$113.2	$101.7

Interest Income

The Company records interest income in net investment income and continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is more than 90 days delinquent. For loans that are less than 90 days delinquent, management may reverse interest income and the accrued interest receivable if there is a question on the collectability of the interest. Interest income on loans in the 90-day delinquent category is recognized in the period the cash is collected. The Company resumes the recognition of interest income when the loan becomes less than 90 days delinquent and management determines it is probable that the loan will remain performing.

The amount of interest income recognized on impaired commercial mortgage loans was $0.9 million and $1.0 million for the third quarters of 2013 and 2012, respectively, and $3.3 million and $3.1 million for the first nine months of 2013 and 2012, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $1.0 million for both the third quarters of 2013 and 2012, respectively, and $3.0 million for both the first nine months of 2013 and 2012, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	September 30, 2013
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans
	(In millions)
Commercial mortgage loans:
Retail	$2.0	$—	$8.8	$10.8	$(2.2)	$2,660.3	$2,668.9
Office	2.7	1.5	4.6	8.8	(1.1)	995.9	1,003.6
Industrial	—	—	1.8	1.8	(0.6)	1,051.2	1,052.4
Hotel/motel	9.7	—	—	9.7	—	265.8	275.5
Commercial	—	—	2.9	2.9	(2.3)	222.9	223.5
Apartment and other	—	—	—	—	—	286.9	286.9

Total commercial mortgage loans	$14.4	$1.5	$18.1	$34.0	$(6.2)	$5,483.0	$5,510.8

	December 31, 2012
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans
	(In millions)
Commercial mortgage loans:
Retail	$17.2	$4.9	$4.7	$26.8	$(1.4)	$2,535.3	$2,560.7
Office	4.1	—	5.6	9.7	(0.6)	951.7	960.8
Industrial	1.6	0.5	3.6	5.7	(1.4)	991.5	995.8
Hotel/motel	—	—	—	—	—	280.8	280.8
Commercial	2.7	—	1.4	4.1	(0.8)	202.0	205.3
Apartment and other	—	0.6	—	0.6	—	263.4	264.0

Total commercial mortgage loans	$25.6	$6.0	$15.3	$46.9	$(4.2)	$5,224.7	$5,267.4

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that have been granted payment forbearance are not considered to be past due. Commercial mortgage loans that were at least 60 days past due totaled $19.6 million and $21.3 million at September 30, 2013 and December 31, 2012, respectively. Commercial mortgage loans at least 60 days past due were 0.35% and 0.40% of the commercial mortgage loan portfolio at September 30, 2013 and December 31, 2012, respectively.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Fixed maturity securities:
Bonds	$75.8	$77.8	$228.5	$235.2
S&P 500 Index options	2.5	2.9	9.7	7.3

Total fixed maturity securities	78.3	80.7	238.2	242.5
Commercial mortgage loans	84.9	87.2	252.2	248.3
Real estate	(0.3)	—	(0.9)	0.1
Other	2.2	2.1	7.0	6.3

Gross investment income	165.1	170.0	496.5	497.2
Investment expenses	(5.9)	(5.6)	(17.2)	(16.8)
Tax-advantaged investment operating losses	(3.4)	(4.6)	(10.2)	(9.5)

Net investment income	$155.8	$159.8	$469.1	$470.9

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Gains:
Fixed maturity securities	$0.6	$3.5	$8.2	$9.3
Commercial mortgage loans	0.8	0.6	1.8	1.2
Real Estate Owned	0.4	0.7	0.7	1.0
Other	—	—	0.2	0.1

Gross capital gains	1.8	4.8	10.9	11.6

Losses:
Fixed maturity securities	(1.1)	(1.0)	(2.1)	(4.6)
Provision for commercial mortgage loan losses	(3.8)	(5.0)	(12.8)	(11.4)
Real Estate Owned	(5.6)	(0.9)	(7.0)	(1.9)
Other	—	(0.5)	(1.9)	(0.5)

Gross capital losses	(10.5)	(7.4)	(23.8)	(18.4)

Net capital losses	$(8.7)	$(2.6)	$(12.9)	$(6.8)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.5 million and $7.9 million at September 30, 2013 and December 31, 2012, respectively.

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

The notional amount of the Company’s S&P 500 Index options at September 30, 2013 and December 31, 2012 was $340.3 million and $315.2 million, respectively. Option premiums paid for the Company’s index option contracts were $2.2 million and $2.1 million for the third quarters of 2013 and 2012, respectively, and $6.8 million and $6.9 million for the first nine months of 2013 and 2012, respectively. The Company received $4.3 million and $3.6 million for options exercised for the third quarters of 2013 and 2012, respectively, and $13.7 million and $7.6 million for the first nine months of 2013 and 2012, respectively.

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

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	September 30,	December 31,
Derivatives Not Designated as Hedging Instruments	2013	2012
	(In millions)
Assets:
Fixed maturity securities:
S&P 500 Index options	$14.1	$11.3
Liabilities:
Other policyholder funds:
Index-based interest guarantees	$64.7	$57.4

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2013	2012	2013	2012
	(In millions)
Net investment income:
S&P 500 Index options	$2.5	$2.9	$9.7	$7.3
Interest credited:
Index-based interest guarantees	(1.6)	(2.5)	(6.1)	(7.2)

Net gain	$0.9	$0.4	$3.6	$0.1

Fluctuations in the fair value of the S&P 500 Index options related to the volatility of the S&P 500 Index increased net investment income for the third quarter of 2013 and 2012. Changes in fair value of the index-based interest guarantees are sensitive to a number of variables and assumptions. The decrease in interest credited for the indexed-based guarantee liability for the third quarter and first nine months of 2013 was due to a change in the interest rate environment. As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, a process known as “unlocking”, interest credited increased $1.3 million and $1.1 million for the third quarters of 2013 and 2012, respectively, and $2.7 million and $2.2 million for the first nine months of 2013 and 2012, respectively. The combined changes in fair value of the S&P 500 Index options and the index-based interest guarantees resulted in net gains for the third quarters and first nine months of 2013 and 2012.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of 5.92% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	September 30, 2013
	Assets at Fair Value	Maximum Credit Risk
	(In millions)
Counterparty:
The Bank of New York Mellon	$10.2	$14.6
Goldman Sachs	3.9	5.6

Total	$14.1	$20.2

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	(In millions)
Carrying value at beginning of period:
DAC	$284.9	$274.4
VOBA	23.4	26.4
Other intangible assets	38.2	44.1

Total balance at beginning of period	346.5	344.9

Deferred or acquired:
DAC	57.9	71.4

Total deferred or acquired during period	57.9	71.4

Amortized during period:
DAC	(28.4)	(60.9)
VOBA	(1.8)	(3.0)
Other intangible assets	(4.7)	(5.9)

Total amortized during period	(34.9)	(69.8)

Carrying value at end of period, net:
DAC	314.4	284.9
VOBA	21.6	23.4
Other intangible assets	33.5	38.2

Total carrying value at end of period	$369.5	$346.5

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America

(“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. During the first nine months of 2013, the Company did not record an impairment to VOBA. During the first nine months of 2012, the Company recorded a $0.8 million impairment to VOBA due to experience related to the block of claims assumed from TIAA. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $67.2 million and $65.4 million at September 30, 2013 and December 31, 2012, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
		(Dollars in millions)
DAC	$79.0	25.1%	$60.9	21.4%
VOBA	5.5	25.3	5.9	25.2

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(In millions)
Increase (decrease) to DAC and VOBA	$0.3	$(0.3)	$(0.9)	$(1.4)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 6.9 years. The marketing agreement that accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $41.2 million and $36.5 million at September 30, 2013 and December 31, 2012, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2013 and for each of the next five years:

Amount
(In millions)
2013	$2.1
2014	7.7
2015	7.3
2016	5.8
2017	4.4
2018	4.3

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at September 30, 2013. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

Senior Unsecured Revolving Credit Facility (“Facility”) Contingencies

The Company maintains a $250 million Facility. Upon the request of StanCorp and with the consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2017, though, at the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended to June 22, 2018. The Company expects to use the Facility for working capital, general corporate purposes and for the issuance of letters of credit.

Under the agreement, the Company is subject to two financial covenants which are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At September 30, 2013, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

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

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2013, the Company had outstanding commitments to fund commercial mortgage loans totaling $163.5 million, with fixed interest rates ranging from 4.25% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower failing to deliver the required items by the expiration date. In these cases, the Company retains the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit will typically be refunded to the borrower, less an administrative fee.

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

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Combined federal and state effective income tax rates	27.9%	26.8%	25.9%	23.9%

The increase in the effective tax rate for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to higher taxable income relative to permanent book-to-tax differences for the third quarter and first nine months of 2013, partially offset by the utilization of tax credits from tax-advantaged investments.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

	Net Unrealized Gains (Losses) on Fixed Maturity Securities Available-for-Sale	Employee Benefit Plans	Total Accumulated Other Comprehensive Income
		(In millions)
Balance, January 1, 2012	$315.2	$(80.1)	$235.1

Other comprehensive income, net of tax before reclassification adjustment(1)	71.4	—	71.4
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(3.6)	6.4	2.8

Net other comprehensive income, net of tax	67.8	6.4	74.2

Balance, December 31, 2012	383.0	(73.7)	309.3

Other comprehensive loss, net of tax before reclassification adjustment(3)	(176.0)	—	(176.0)
Amounts reclassified from accumulated other comprehensive income, net of tax(4)	(3.8)	(7.8)	(11.6)

Net other comprehensive loss, net of tax	(179.8)	(7.8)	(187.6)

Balance, September 30, 2013	$203.2	$(81.5)	$121.7

(1)	Net of tax expense of $38.3 million for unrealized gains on fixed maturity securities and $0.2 million for employee benefits, respectively.
(2)	Net of tax benefit of $2.2 million for unrealized gains on fixed maturity securities and net of tax expense of $3.4 million for employee benefits.
(3)	Net of tax benefit of $95.9 million for unrealized losses on fixed maturity securities.
(4)	Net of tax benefit of $2.3 million for unrealized gains on fixed maturity securities and $4.2 million for employee benefits, respectively.

14.	SEVERANCE, TRANSITION COSTS AND LEASE TERMINATIONS

During the first nine months of 2013, the Company implemented expense management initiatives to offset the negative effects of the continued low interest rate environment and lower group insurance premiums compared to 2012.

The following tables set forth expenses incurred related to the expense management initiatives:

	Nine Months Ended September 30, 2013
	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Ending Accrued Liability

		(In millions)
Severance	$0.1	$3.0	$2.9	$0.2
Transition costs	—	1.3	1.3	—
Lease terminations	0.3	—	0.3	—

Total severance, transition costs and lease terminations	$0.4	$4.3	$4.5	$0.2

	Year Ended December 31, 2012
	Beginning Accrued Liability(1)	Charged to Expense, Net	Expenditures	Ending Accrued Liability

		(In millions)
Severance	$1.0	$—	$0.9	$0.1
Transition costs	—	—	—	—
Lease terminations	1.0	—	0.7	0.3

Total severance, transition costs and lease terminations	$2.0	$—	$1.6	$0.4

(1)	Amounts relate to restructuring charges implemented by the Company during 2011.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial measures that exclude after-tax net capital gains and losses and accumulated other comprehensive income (“AOCI”) are non-GAAP measures. To provide investors with a broader understanding of earnings, the Company provides net income per diluted share excluding after tax net capital gains and losses, along with the GAAP measure of net income per diluted share, because capital gains and losses are not likely to occur in a stable pattern.

Management believes that measuring net income per diluted share excluding AOCI is important to investors because the turnover of the Company’s portfolio of fixed maturity securities may not be such that unrealized gains and losses reflected in AOCI are ultimately realized. Furthermore, management believes exclusion of AOCI provides investors with a better measure of return.

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements. See “Forward-looking Statements.”

EXECUTIVE SUMMARY

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions—except share data)
Net income	$59.0	$44.9	$163.5	$100.1
After-tax net capital losses	(5.5)	(1.7)	(8.1)	(4.3)

Net income excluding after-tax net capital losses	$64.5	$46.6	$171.6	$104.4

Diluted earnings per common share:
Net income	$1.32	$1.01	$3.67	$2.26
After-tax net capital losses	(0.13)	(0.04)	(0.18)	(0.09)

Net income excluding after-tax net capital losses	$1.45	$1.05	$3.85	$2.35

Diluted weighted-average common shares outstanding	44,610,358	44,238,372	44,514,600	44,349,725

Net income excluding after-tax net capital losses increased to $1.45 per diluted share for the third quarter of 2013 from $1.05 per diluted share for the third quarter of 2012. The increase was primarily due to more favorable claims experience in the group insurance businesses and higher earnings in the Asset Management segment.

Net income excluding after-tax net capital losses increased to $3.85 per diluted share for the first nine months of 2013 from $2.35 per diluted share for the first nine months of 2012. The increase was primarily due to more favorable claims experience in the group insurance businesses, lower operating expenses as a result of expense management actions and higher earnings in the Asset Management segment. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of the postretirement benefit plan.

Outlook

Our third quarter results reflected earnings growth in all of our businesses, which included more favorable group insurance claims experience and higher earnings in our Asset Management segment. Favorable claims experience in the group insurance businesses was partially offset by a decline in group insurance premiums. The decline in group insurance premiums was primarily due to lower group insurance sales for 2012 and the first nine months of 2013.

During the third quarter of 2013, we continued to see volatility in interest rates. Fluctuations in interest rates can have a direct correlation on our investment income and discount rate used for newly established long term disability claim reserves over time.

As a result of our earnings growth for the first nine months of 2013 and capital generation from our insurance subsidiaries, we increased the amount of shares repurchases during the third quarter and first nine months of 2013. For the third quarter and first nine months of 2013, we repurchased 818,478 and 1,450,767 shares at a total cost of $44.1 million and $70.9 million, respectively.

Primary Drivers of 2013 results

The primary drivers of our results for the first nine months of 2013 were the group insurance benefit ratio and expense management actions. The group insurance benefit ratio is primarily affected by reserves established based on premium levels, claims experience, assumptions used to establish related reserves, such as our discount rate, and growth of our in-force block of business. Our group insurance benefit ratio for the third quarter of 2013 was 75.1%, compared to 79.7% for the third quarter of 2012. Our group insurance benefit ratio for the first nine months of 2013 was 79.8%, compared to 84.0% for the first nine months of 2012. Our discount rate used for newly established long term disability claim reserves for the third quarter of 2013 was 3.75%, compared to 4.00% for the third quarter of 2012. The 25 basis point lower discount rate used for newly established long term disability claim reserves increased the group insurance benefit ratio for the third quarter of 2013 by approximately 40 basis points compared to the third quarter of 2012. Excluding the effect of the lower discount rate, the group insurance benefit ratio improved approximately 500 basis points compared to the third quarter of 2012. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

Our Insurance Services segment premiums decreased 0.9% to $523.0 million for the third quarter of 2013 compared to the third quarter of 2012 and decreased 2.2% to $1.59 billion for the first nine months of 2013 compared to the same period of 2012, primarily due to lower group insurance sales for 2012 and the first nine months of 2013 and from the impact of Experience Rated Refunds (“ERRs”). Premium growth was also affected by the economic environment, which has caused lower wage rate and job growth for our group insurance customers. We will continue to invest in product capabilities that add value to our customers, and we will continue to write business that meets our long term profit objectives.

We are seeing the benefits of a slowly improving economy as well as actions within our group insurance business now that we are almost finished with our re-pricing efforts related to higher long term disability claims incidence.

Consolidated Results of Operations

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses.

The following table sets forth consolidated revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
			(Dollars in millions)
Revenues:
Premiums	$524.4	$528.7	(0.8)%	$1,595.7	$1,630.1	(2.1)%
Administrative fees	30.5	27.8	9.7	89.6	86.2	3.9
Net investment income	155.8	159.8	(2.5)	469.1	470.9	(0.4)
Net capital losses	(8.7)	(2.6)	(234.6)	(12.9)	(6.8)	(89.7)

Total revenues	$702.0	$713.7	(1.6)	$2,141.5	$2,180.4	(1.8)

The decrease in consolidated revenues for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to a decrease in premiums from our Insurance Services segment and an increase in net capital losses from our Other category. These declines were partially offset by an increase in administrative fee revenue.

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

The following table sets forth premiums by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
			(Dollars in millions)
Premiums:
Insurance Services	$523.0	$527.5	(0.9)%	$1,589.9	$1,625.1	(2.2)%
Asset Management	1.4	1.2	16.7	5.8	5.0	16.0

Total premiums	$524.4	$528.7	(0.8)	$1,595.7	$1,630.1	(2.1)

The decrease in premiums from our Insurance Services segment for the third quarter of 2013 compared to the same period of 2012 was primarily due to lower group insurance sales for 2012 and the first nine months of 2013. The decrease in premiums from our Insurance Services segment for the first nine months of 2013 compared to the same period for 2012 was primarily due to lower group insurance sales for 2012 and the first nine months of 2013 and from the impact of ERRs. ERRs decreased group insurance premiums by $12.0 million and conversely increased group insurance premiums by $4.7 million for the first nine months of 2013 and 2012, respectively. See “Business Segments—Insurance Services Segment.”

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

The following table sets forth administrative fee revenues by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
			(Dollars in millions)
Administrative fee revenues:
Insurance Services	$3.9	$3.1	25.8%	$10.9	$10.4	4.8%
Asset Management	31.3	29.2	7.2	92.7	89.1	4.0
Other	(4.7)	(4.5)	(4.4)	(14.0)	(13.3)	(5.3)

Total administrative fee revenues	$30.5	$27.8	9.7	$89.6	$86.2	3.9

The increase in administrative fee revenues for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to the increase in administrative fee revenues from our Asset Management segment as a result of an increase in assets under administration. See “Business Segments—Asset Management Segment.”

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, interest rates, fluctuations in the fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product, commercial mortgage loan prepayment fees, bond call premiums on fixed maturity securities, and operating losses related to our tax-advantaged investments.

The following tables set forth net investment income by segment and associated key indicators:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
			(Dollars in millions)
Net investment income:
Insurance Services	$79.0	$86.0	(8.1)%	$240.9	$254.2	(5.2)%
Asset Management	73.4	72.3	1.5	217.4	210.0	3.5
Other	3.4	1.5	126.7	10.8	6.7	61.2

Total net investment income	$155.8	$159.8	(2.5)	$469.1	$470.9	(0.4)

Key indicators of net investment income:
Contribution from the change in fair value of the S&P 500 Index options	$2.5	$2.9	$(0.4)	$9.7	$7.3	$2.4
Average invested assets	12,779.7	12,457.5	2.6%	12,767.7	12,223.0	4.5%
Tax-advantaged investment operating losses	(3.4)	(4.6)	$1.2	(10.2)	(9.5)	$(0.7)
Commercial mortgage loan prepayment fees	3.2	6.8	(3.6)	8.2	9.8	(1.6)
Bond call premiums	1.4	1.2	0.2	4.2	2.2	2.0

	At September 30,
	2013	2012
Consolidated portfolio yields:
Fixed maturity securities	4.45%	4.80%
Commercial mortgage loans	5.89	6.16

The decreases in net investment income for the third quarter and the first nine months of 2013 compared to the same periods of 2012 were primarily due to a decrease in commercial mortgage loan prepayment fees and lower portfolio yields for our fixed maturity securities and commercial mortgage loans.

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

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
			(In millions)
Net capital losses	$(8.7)	$(2.6)	$(6.1)	$(12.9)	$(6.8)	$(6.1)

Key components of net capital gains (losses):
Fixed maturity securities	$(0.5)	$2.5	$(3.0)	$6.1	$4.7	$1.4
Real Estate Owned	(5.2)	(0.2)	(5.0)	(6.3)	(0.9)	(5.4)
Provision to our commercial mortgage loan loss allowance	(3.8)	(5.0)	1.2	(12.8)	(11.4)	(1.4)
Impairments on tax-advantaged investments	—	—	—	(1.6)	—	(1.6)

Net capital losses for the third quarter and first nine months of 2013 were primarily related to impairments on real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”) and our commercial mortgage loan loss allowance provision. Net capital losses for the third quarter and first nine months of 2012 were primarily related to our commercial mortgage loan loss allowance provision and losses recognized on Real Estate Owned. The net capital losses in 2013 and 2012 were partially offset by net capital gains related to the sale of certain fixed maturity securities. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans” and “Business Segments—Other—Net Capital Gains (Losses).”

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

•	Estimates for future benefits on life-contingent annuities.

The following table sets forth benefits to policyholders by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
			(Dollars in millions)
Benefits to policyholders:
Insurance Services	$391.2	$417.6	(6.3)%	$1,247.0	$1,333.3	(6.5)%
Asset Management	3.8	4.8	(20.8)	13.9	15.0	(7.3)

Total benefits to policyholders	$395.0	$422.4	(6.5)	$1,260.9	$1,348.3	(6.5)

The decrease in benefits to policyholders for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to more favorable claims experience in the group insurance businesses in the Insurance Services segment. The decrease was partially offset by a 25 basis point lower discount rate used for newly established long term disability claims reserves for the third quarter of 2013 compared to the third quarter of 2012, which resulted in an increase in benefits to policyholders of approximately $2 million. While we continue to see improvement in claims incidence, the levels remain high compared to historical averages. See “Business Segments—Insurance Services Segment—Benefits and Expenses—Benefits to Policyholders (including interest credited).” The decrease in benefits to policyholders for the Asset Management segment for the third quarter of 2013 and first nine months of 2013 compared to the same periods of 2012 was a result of favorable mortality experience in the individual annuity business.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) in the Asset Management segment and interest paid on insurance proceeds on deposit in the Insurance Services segment.

Interest credited is primarily affected by the following factors:

•	Changes in general account assets under management.
•	Changes in individual fixed-rate annuity liabilities.
•	Changes in new money investment interest rates and overall portfolio yield, which influence our interest-crediting rate for our customers.
•	Persistency.
•

Changes in the fair value of the index-based interest guarantees. These changes may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility. See “Business Segments—Asset Management Segment—Benefits and Expenses—Interest Credited” for information regarding the interest credited on our indexed annuity product.

The following table sets forth interest credited and associated key components:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in millions)
Interest credited	$43.9	$43.9	$—	$130.8	$130.3	$0.5
Key components of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$1.6	$2.5	$(0.9)	$6.1	$7.2	$(1.1)
Average individual annuity assets under administration	3,349.0	3,132.8	6.9%	3,298.3	3,062.4	7.7%

The increase in interest credited for the first nine months of 2013 compared to the same periods of 2012 was primarily due to growth in our average individual fixed-rate annuity assets under administration, partially offset by a decrease in the average interest-crediting rate for our annuity products.

Operating Expenses

The following table sets forth operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Operating expenses	$114.8	$115.3	(0.4)%	$324.3	$355.9	(8.9)%

The decrease in operating expenses for the first nine months of 2013 compared to the same period of 2012 was primarily a result of expense management actions. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of the postretirement benefit plan. See “Business Segments—Other.”

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, in-force premium, growth in assets under administration and the profitability of business in each of our segments.

The following table sets forth commissions and bonuses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Commissions and bonuses	$51.9	$49.6	4.6%	$156.5	$156.3	0.1%

The increase in commissions and bonuses for the third quarter of 2013 compared to the same period of 2012 was primarily due to higher individual annuity sales during the third quarter of 2013.

Net Change in Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets

We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for group insurance contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. Customer lists were obtained through acquisitions of Asset Management businesses and have a combined estimated weighted-average remaining life of 6.9 years. The intangible asset associated with the individual disability marketing agreement with the Minnesota Life Insurance Company (“Minnesota Life”) will be fully amortized by 2023. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

The following table sets forth the operating impact resulting in a net increase in DAC, VOBA and other intangible assets:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
			(In millions)
Deferral of acquisition costs	$(19.8)	$(16.9)	$(2.9)	$(57.9)	$(55.3)	$(2.6)
Amortization of DAC, VOBA and other intangible assets	16.7	17.2	(0.5)	52.9	53.4	(0.5)

Net (increase) decrease in DAC, VOBA and other intangible assets	$(3.1)	$0.3	$(3.4)	$(5.0)	$(1.9)	$(3.1)

The increase in deferrals of acquisition costs for the third quarter and first nine months of 2013 were primarily due to higher individual annuity sales during the third quarter and first nine months of 2013 and higher group insurance sales during the third quarter of 2013 compared to the same periods of 2012.

The decrease in the amortization of DAC, VOBA and other intangible assets for the third quarter and first nine months of 2013 was primarily due to our annual analysis of key assumptions known as “unlocking” compared to the same periods of 2012. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 9—Deferred Acquisition Costs (“DAC”), Value of Business Acquired (“VOBA”) and Other Intangible Assets.”

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income, tax credits and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Combined federal and state effective income tax rates	27.9%	26.8%	25.9%	23.9%

The increase in the effective income tax rate for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to higher taxable income relative to permanent book-to-tax differences for the third quarter and first nine months of 2013. The increase was partially offset by the utilization of tax credits from tax-advantaged investments.

BUSINESS SEGMENTS

We operate through two reportable segments: Insurance Services and Asset Management, as well as an Other category. Subsidiaries and product lines have been aggregated to form our reportable segments. Resources are allocated and performance is evaluated at the segment level. The Insurance Services segment offers group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, and absence management services. The Asset Management segment offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers investment advisory and management services, financial planning services, commercial mortgage loan origination and servicing, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Insurance Services	85.1%	85.7%	85.4%	86.1%
Asset Management	14.9	14.3	14.6	13.9

Insurance Services Segment

The Insurance Services segment is our largest segment and substantially influences our consolidated financial results.

The following table sets forth key indicators that we use to manage and assess the performance of the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Premiums	$523.0	$527.5	(0.9)%	$1,589.9	$1,625.1	(2.2)%
Total revenues	605.9	616.6	(1.7)	1,841.7	1,889.7	(2.5)
Income before income taxes	78.3	62.4	25.5	188.5	131.8	43.0
Sales (annualized new premiums) reported at contract effective date	36.5	27.1	34.7	168.6	187.6	(10.1)

Benefit ratios, including interest credited (% of premiums):
Insurance Services	74.9%	79.4%		78.6%	82.3%
Group insurance	75.1	79.7		79.8	84.0
Individual disability	72.9	75.7		66.1	63.0
Operating expense ratio (% of premiums)	16.5%	16.2%		15.9%	16.3%

Income before income taxes increased for the third quarter of 2013 compared to the same period of 2012 primarily due to more favorable claims experience in the group insurance businesses, partially offset by lower group insurance premiums and a lower discount rate used for newly established long term disability claim reserves. Income before income taxes increased for the first nine months of 2013 compared to the same period of 2012 primarily due to more favorable claims experience in the group insurance businesses, pricing actions and lower operating expenses resulting from expense management actions. This was partially offset by lower group insurance premiums and a lower discount rate used for newly established long term disability claim reserves.

Revenues

Revenues for the Insurance Services segment are primarily driven by insurance premiums. The decrease in revenues for the third quarter and first nine months of 2013 compared to third quarter and first nine months of 2012 was primarily due to lower premiums in our group insurance business due to lower group insurance sales for 2012 and the first nine months of 2013.

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

The following table sets forth premiums and sales by line of business for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Premiums:
Group life and AD&D	$210.4	$218.3	$(7.9)	$640.3	$667.0	$(26.7)
Group long term disability	191.3	199.1	(7.8)	589.6	603.5	(13.9)
Group short term disability	56.4	52.5	3.9	171.9	160.3	11.6
Group other	19.8	19.7	0.1	58.1	59.2	(1.1)
Experience rated refunds	(3.2)	(6.5)	3.3	(12.0)	4.7	(16.7)

Total group insurance	474.7	483.1	(8.4)	1,447.9	1,494.7	(46.8)
Individual disability	48.3	44.4	3.9	142.0	130.4	11.6

Total premiums	$523.0	$527.5	$(4.5)	$1,589.9	$1,625.1	$(35.2)

Key indicators of premiums:
Total premiums excluding ERRs	$526.2	$534.0	$(7.8)	$1,601.9	$1,620.4	$(18.5)
Group insurance sales (annualized new premiums) reported at contract effective date	29.7	20.5	9.2	152.5	171.6	(19.1)
Individual disability sales (annualized new premiums)	6.8	6.6	0.2	16.1	16.0	0.1

The decrease in group insurance premiums for the third quarter of 2013 compared to the third quarter of 2012 was primarily due to lower group insurance sales for 2012 and the first nine months of 2013.

The decrease in group insurance premiums for the first nine months of 2013 compared to the first nine months of 2012 was primarily due to lower group insurance sales for 2012 and the first nine months of 2013 and from the impact of ERRs. ERRs decreased premiums by $12.0 million for the first nine months of 2013 and conversely increased premiums by $4.7 million for the same period of 2012.

We are seeing the benefits of a slowly improving economy as well as actions within our group insurance business now that we are almost finished with our re-pricing efforts related to higher claims incidence.

Net Investment Income

The following table sets forth net investment income for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Net investment income	$79.0	$86.0	(8.1)%	$240.9	$254.2	(5.2)%

Net investment income is primarily affected by changes in levels of invested assets and interest rates. See “Consolidated Results of Operations—Revenues—Net Investment Income.”

Benefits and Expenses

Benefits to Policyholders (including interest credited)

Benefits to policyholders are primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.
•

Claims experience – the predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and length of time a disability claim is paid.

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

The following table sets forth benefits to policyholders (including interest credited) and the benefit ratios for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Benefits to policyholders, including interest credited	$391.8	$418.6	(6.4)%	$1,249.8	$1,336.9	(6.5)%
Benefit ratios, including interest credited (% of premiums):
Insurance Services segment	74.9%	79.4%		78.6%	82.3%
Group insurance	75.1	79.7		79.8	84.0
Individual disability	72.9	75.7		66.1	63.0

The decrease in Insurance Services benefits to policyholders (including interest credited) for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to more favorable claims experience in the group insurance businesses, partially offset by a 25 basis point lower discount rate used for newly established long term disability claim reserves for the third quarter of 2013 compared to the third quarter of 2012, which resulted in an increase in benefits to policyholders of approximately $2 million.

The group insurance benefit ratio decreased for the third quarter and first nine months of 2013 compared to the same periods of 2012 primarily due to more favorable claims experience. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

The benefit ratio for individual disability insurance decreased for the third quarter of 2013, compared to the same period of 2012 primarily due to more favorable claims experience for the third quarter of 2013. As part of the annual assessment of the adequacy of reserves, we recorded a net increase in individual disability reserves of $3.6 million and $3.8 million for the third quarters of 2013 and 2012, respectively. The benefit ratio for individual disability insurance increased for the first nine months of 2013, compared to the same period of 2012 primarily due to less favorable claims experience for the first nine months of 2013. Due to the relatively small size of the individual disability insurance block of business, the benefit ratio for this business will generally fluctuate more than the benefit ratio for the group insurance business.

The following table sets forth the discount rate used for newly established long term disability claim reserves and life waiver reserves:

	September 30, 2013	June 30, 2013	September 30, 2012
Discount rate	3.75%	3.75%	4.00%

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

If investment rates prove to be lower than provided for in the margin between the new money investment rate and the reserve discount rate, we could be required to increase reserves, which could cause an increase in benefits to policyholders. Given the uncertainty of the movement of future interest rates, this may result in significantly higher or lower discount rates. A sustained low interest rate environment, lower commercial mortgage loan originations and lower utilization of other investments could result in future reductions to the discount rate. The margin in our overall block of business for group insurance between the invested asset yield and the weighted-average reserve discount rate at September 30, 2013 and September 30, 2012 was 45 basis points and 41 basis points, respectively. See “Liquidity and Capital Resources.”

Operating Expenses

The following table sets forth operating expenses for the Insurance Services segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Operating expenses	$86.1	$85.4	0.8%	$252.5	$264.5	(4.5)%

The increase in Insurance Services operating expenses for the third quarter of 2013 compared to the same period of 2012 was primarily due to increased compensation related costs. The decrease in Insurance Services operating expenses for the first nine months of 2013 compared to the same period of 2012 was primarily due to expense management actions, which reduced headcount and other non-compensation related expenses to align operating expenses with lower anticipated premium levels.

Asset Management Segment

The following tables set forth key indicators that we use to manage and assess the performance of the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Revenues:
Premiums	$1.4	$1.2	16.7%	$5.8	$5.0	16.0%
Administrative fees	31.3	29.2	7.2	92.7	89.1	4.0
Net investment income	73.4	72.3	1.5	217.4	210.0	3.5

Total revenues	$106.1	$102.7	3.3	$315.9	$304.1	3.9

Income before income taxes	$21.9	$17.5	25.1%	$59.8	$47.7	25.4%
Sales (Individual annuity deposits)	118.3	63.0	87.8	306.3	263.1	16.4
Interest credited (% of net investment income):
Retirement plans	55.0%	53.3%		54.5%	53.2%
Individual annuities	66.6	67.6		66.0	68.9
Retirement plans annualized operating expenses (% of average assets under administration)	0.51%	0.57%		0.52%	0.60%

				At September 30,
				2013	2012	Percent Change
				(Dollars in millions)
Assets under administration:
Retirement plans general account				$2,229.7	$1,812.6	23.0%
Retirement plans separate account				6,010.0	5,071.8	18.5

Total retirement plans insurance products				8,239.7	6,884.4	19.7
Retirement plans trust products				8,277.1	7,852.3	5.4
Individual annuities				3,390.1	3,149.0	7.7
Commercial mortgage loans for other investors				2,983.4	2,781.8	7.2
Private client wealth management				897.8	985.7	(8.9)

Total assets under administration				$23,788.1	$21,653.2	9.9

The increase in income before income taxes for the third quarter of 2013 compared to the third quarter of 2012 was primarily due to higher administrative fee revenues and net investment income as a result of an increase in assets under administration and lower benefits to policyholders as a result of favorable mortality experience in the individual annuity business. The increase in income before income taxes for the first nine months of 2013 compared to the first nine months of 2012 was primarily due to higher administrative fee revenues and net investment income as a result of an increase in assets under administration, contributions from the change in fair values of the hedging assets and liabilities related to our equity indexed annuity products and lower operating expenses.

Revenues

Revenues for the Asset Management segment include administrative fees for retirement plan and private client wealth management businesses and fees related to servicing commercial mortgage loans, and net investment income on general account assets under administration and fees related to the origination of commercial mortgage loans. Premiums and benefits to policyholders reflect both the sale of immediate annuities by our individual annuity business and the conversion of retirement plan assets into life- contingent annuities. Most of the sales for this segment are recorded as deposits and are therefore not reflected as premiums. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders.

The increase in revenue for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to higher administrative fee revenues as a result of the increase in assets under administration and higher net investment income as a result of an increase in average individual annuity and average retirement plan general account assets under administration.

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

The following table sets forth premiums by line of business for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Premiums:
Retirement plans	$0.3	$0.1	$0.2	$1.7	$1.3	$0.4
Individual annuities	1.1	1.1	—	4.1	3.7	0.4

Total premiums	$1.4	$1.2	$0.2	$5.8	$5.0	$0.8

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

The following tables set forth administrative fee revenues by line of business and associated key indicators for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Administrative fee revenues:
Retirement plans	$23.5	$21.5	9.3%	$69.3	$66.0	5.0%
Other financial services businesses	7.8	7.7	1.3	23.4	23.1	1.3

Total administrative fee revenues	$31.3	$29.2	7.2	$92.7	$89.1	4.0

Key indicators of administrative fee revenues:
Average assets under administration:
Retirement plan separate account	$5,820.0	$4,969.5	17.1%	$5,582.2	$4,832.7	15.5%
Retirement plan trust products	8,135.5	7,715.2	5.4	8,004.8	7,646.8	4.7
Commercial mortgage loans for other investors	2,941.3	2,750.4	6.9	2,882.5	2,736.7	5.3
Private client wealth management	891.5	994.7	(10.4)	873.4	993.6	(12.1)

Total average assets under administration	$17,788.3	$16,429.8	8.3	$17,342.9	$16,209.8	7.0

The increase in administrative fee revenues in our Asset Management segment for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to an increase in average assets under administration.

Net Investment Income

The following tables set forth net investment income and associated key indicators for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in millions)
Net investment income:
Retirement plans	$26.2	$24.2	8.3%	$75.4	$71.0	6.2%
Individual annuities	43.4	44.4	(2.3)	131.6	129.0	2.0
Other financial services businesses	3.8	3.7	2.7	10.4	10.0	4.0

Total net investment income	$73.4	$72.3	1.5	$217.4	$210.0	3.5

Key indicators of net investment income:
Average assets under administration:
Retirement plan general account	$2,172.9	$1,800.9	20.7%	$2,099.2	$1,771.4	18.5%
Individual annuities	3,349.0	3,132.8	6.9	3,298.3	3,062.4	7.7
Contribution from the change in fair value of the S&P 500 Index options	$2.5	$2.9	$(0.4)	$9.7	$7.3	$2.4
Commercial mortgage loan prepayment fees	1.6	2.3	(0.7)	2.8	3.5	(0.7)
Bond call premiums	0.7	0.9	(0.2)	2.3	1.5	0.8
Commercial mortgage loan originations	414.1	347.3	19.2%	1,051.9	857.0	22.7%

	At September 30,
	2013	2012
Consolidated portfolio yields:
Fixed maturity securities	4.45%	4.80%
Commercial mortgage loans	5.89	6.16

The increase in net investment income for the third quarter of 2013 compared to the third quarter of 2012 was primarily due to an increase in average individual annuity and average retirement plan general account assets under administration and an increase in commercial mortgage loan originations. These increases were partially offset by declines in contributions from the change in fair value of the S&P 500 Index options used to hedge our equity indexed annuity products, commercial mortgage loan prepayment fees, bond call premiums and the portfolio yields for fixed maturity securities and commercial mortgage loans.

The increase in net investment income for the first nine months of 2013 compared to the same period of 2012 was primarily due to increases in average individual annuity and average retirement plan general account assets under administration, bond call premiums, commercial mortgage loan originations and contributions from the change in fair value of the S&P 500 Index options used to hedge our equity indexed annuity products. These increases were partially offset by declines in commercial mortgage loan prepayment fees and the portfolio yields for fixed maturity securities and commercial mortgage loans.

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

The following table sets forth benefits to policyholders for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Benefits to policyholders	$3.8	$4.8	(20.8)%	$13.9	$15.0	(7.3)%

The decrease in benefits to policyholders in the Asset Management segment for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to favorable mortality experience in the individual annuity business.

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees.

The following table sets forth interest credited and associated key indicators for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Interest credited	$43.3	$42.9	$0.4	$128.0	$126.7	$1.3

Key indicators of interest credited:
Contribution from the change in fair value of index-based interest guarantees	$1.6	$2.5	$(0.9)	$6.1	$7.2	$(1.1)
Average individual annuity assets under administration	3,349.0	3,132.8	216.2	3,298.3	3,062.4	235.9

The increase in interest credited for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to growth in our average individual fixed-rate annuity assets under administration, partially offset by a decrease in the average interest-crediting rate for our annuity products and a decrease in the contribution from the change in fair value of index-based interest guarantees.

Operating Expenses

The following table sets forth operating expenses for the Asset Management segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Operating expenses	$28.9	$28.7	0.7%	$85.9	$88.2	(2.6)%

The decrease in Asset Management operating expenses for the first nine months of 2013 compared to the same period of 2012 was primarily a result of expense management actions, which reduced headcount and other non-compensation related expenses.

Other

In addition to our two reportable segments, we report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth key indicators used to assess the performance of the Other category:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Net investment income	$3.4	$1.5	$1.9	$10.8	$6.7	$4.1
Total net capital losses	(8.7)	(2.6)	(6.1)	(12.9)	(6.8)	(6.1)
Operating expenses	(0.2)	1.2	(1.4)	(14.1)	3.2	(17.3)
Interest expense	8.6	11.8	(3.2)	25.7	31.3	(5.6)
Loss before income taxes	(18.4)	(18.6)	0.2	(27.7)	(47.9)	20.2
Loss before income taxes, excluding net capital losses	(9.7)	(16.0)	6.3	(14.8)	(41.1)	26.3

The decrease in loss before income taxes for the third quarter of 2013 compared to the third quarter of 2012 was primarily due to a decrease in interest expense and an increase in net investment income, partially offset by an increase in net capital losses.

The decrease in loss before income taxes for the first nine months of 2013 compared to the first nine months of 2012 was primarily due to lower operating expenses as a result of expense management actions. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of the postretirement benefit plan, partially offset by an increase of approximately $4 million of non-recurring costs related to other expense management actions.

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

The following table sets forth net capital gains and losses and associated key components:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Net capital (losses) gains:
Fixed maturity securities	$(0.5)	$2.5	$(3.0)	$6.1	$4.7	$1.4
Commercial mortgage loans	(3.0)	(4.4)	1.4	(11.0)	(10.2)	(0.8)
Real Estate Owned	(5.2)	(0.2)	(5.0)	(6.3)	(0.9)	(5.4)
Other	—	(0.5)	0.5	(1.7)	(0.4)	(1.3)

Total net capital losses	$(8.7)	$(2.6)	$(6.1)	$(12.9)	$(6.8)	$(6.1)

Key components of net capital losses:
Provision to our commercial mortgage loan loss allowance	$(3.8)	$(5.0)	$1.2	$(12.8)	$(11.4)	$(1.4)
Impairments on tax-advantaged investments	—	—	—	(1.6)	—	(1.6)
OTTI on fixed maturity securities	(0.4)	(0.7)	0.3	(1.0)	(3.2)	2.2
Impairments on Real Estate Owned	(5.4)	(0.8)	(4.6)	(6.7)	(1.7)	(5.0)

Net capital losses for the third quarter and the first nine months of 2013 were primarily related to our commercial mortgage loan loss allowance provision and impairments on Real Estate Owned. For the first nine months of 2013, these losses were partially offset by net capital gains related to the sale of certain fixed maturity securities.

Liquidity and Capital Resources

Asset-Liability Matching and Interest Rate Risk Management

Asset-liability management is a part of our risk management structure. The risks we assume related to asset-liability mismatches vary with economic conditions. The primary sources of economic risk are interest rate related and include changes in interest rate term risk, credit risk, and liquidity risk. It is generally management’s objective to align the characteristics of assets and liabilities so that our financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in different investments to increase the likelihood of meeting our financial obligations is increased. See “—Investing Cash Flows.”

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at September 30, 2013.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.23%, or $296.5 million, of our fixed maturity securities portfolio at September 30, 2013. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of the commercial mortgage loan portfolio contains this type of prepayment provision. Approximately 1% of the commercial mortgage loan portfolio, without a make-whole prepayment provision, contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $252.6 million for the first nine months of 2013, compared to $318.3 million for the first nine months of 2012. The decrease in operating cash flows for the first nine months of 2013 compared to the same period in 2012 was primarily due to fluctuations in future policy benefits and claims, due to changes in reserve requirements, and other assets and liabilities, mainly attributable to timing differences. The decrease was partially offset by an increase in net income. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.

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

Net cash used in investing activities was $448.8 million and $524.6 million for the first nine months of 2013 and 2012, respectively. The decrease in net cash used in investing activities for the first nine months of 2013 compared to the first nine months of 2012 was primarily due to higher proceeds from the sale, maturity or repayment of fixed maturity securities, net of acquisitions of fixed maturity securities. The decrease was partially offset by higher payments used for other invested assets for the first nine months of 2013 compared to the first nine months of 2012.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At September 30, 2013, our portfolio consisted of 54.8% fixed maturity securities, 43.0% commercial mortgage loans and 2.2% of real estate and other invested assets.

Fixed Maturity Securities

We maintain prudent diversification across industries, issuers and maturities and we have sought to avoid the types of structured products that we believe are not adequately transparent to allow for good decision making. Our corporate bond industry diversification targets are based on the Bank of America Merrill Lynch U.S. Corporate Master Index, which we believe reasonably reflects the mix of issuers broadly available in the market. Our fixed maturity securities rated below investment grade are primarily managed by a third party.

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

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$408.5	$18.8	$(7.5)	$419.8
Capital goods	759.0	43.3	(10.0)	792.3
Communications	335.0	19.6	(4.2)	350.4
Consumer cyclical	484.1	24.6	(4.9)	503.8
Consumer non cyclical	880.2	72.3	(4.9)	947.6
Energy	483.6	32.9	(6.7)	509.8
Finance	1,582.4	77.9	(18.6)	1,641.7
Utilities	903.1	67.4	(8.5)	962.0
Transportation and other	278.4	14.6	(2.3)	290.7

Total corporate bonds	6,114.3	371.4	(67.6)	6,418.1
U.S. government and agency bonds	332.9	38.2	(0.2)	370.9
U.S. state and political subdivision bonds	138.2	8.6	(0.6)	146.2
Foreign government bonds	59.0	7.5	—	66.5
S&P 500 Index options	14.1	—	—	14.1

Total fixed maturity securities	$6,658.5	$425.7	$(68.4)	$7,015.8

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$386.1	$33.3	$(0.4)	$419.0
Capital goods	727.1	66.5	(0.8)	792.8
Communications	302.0	34.9	—	336.9
Consumer cyclical	442.0	38.3	(0.4)	479.9
Consumer non cyclical	908.0	113.5	(0.5)	1,021.0
Energy	484.4	51.1	(0.1)	535.4
Finance	1,551.9	113.9	(1.1)	1,664.7
Utilities	932.7	113.3	(0.4)	1,045.6
Transportation and other	207.8	22.9	(0.1)	230.6

Total corporate bonds	5,942.0	587.7	(3.8)	6,525.9
U.S. government and agency bonds	351.5	61.5	—	413.0
U.S. state and political subdivision bonds	151.6	16.8	—	168.4
Foreign government bonds	61.3	10.8	—	72.1
S&P 500 Index options	11.3	—	—	11.3

Total fixed maturity securities	$6,517.7	$676.8	$(3.8)	$7,190.7

The following table sets forth key indicators of our fixed maturity securities portfolio:

	September 30,	December 31,
	2013	2012	Change
	(Dollars in millions)
Fixed maturity securities	$7,015.8	$7,190.7	(2.4)%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.4%	5.4%
Managed by a third party	$350.8	$349.5	0.4%

Fixed maturity securities on our watch list:
Fair value	$6.2	$1.7	$4.5
Amortized cost after OTTI	6.2	1.7	4.5

Gross unrealized capital gains in our fixed maturity securities portfolio	$425.7	$676.8	$(251.1)
Gross unrealized capital losses in our fixed maturity securities portfolio	(68.4)	(3.8)	(64.6)

We recorded OTTI of $0.4 million and $1.0 million, and $0.7 million and $3.2 million for the third quarter and first nine months of 2013 and 2012, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at September 30, 2013. At September 30, 2013, we did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At September 30, 2013, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.8%, or $56.6 million, of our fixed maturity securities portfolio. There were no impairments on fixed maturity securities related to euro zone exposure during the first nine months of 2013.

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

The following table sets forth commercial mortgage loan originations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in millions)
Commercial mortgage loan originations	$414.1	$347.3	19.2%	$1,051.9	$857.0	22.7%

The increases in commercial mortgage loan originations for the third quarter and first nine months of 2013 compared to the same periods of 2012 were primarily due to increased commercial real estate market activity.

The following table sets forth commercial mortgage loan servicing data:

	September 30,	December 31,	Percent
	2013	2012	Change
	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,510.1	$5,266.8	4.6%
For other institutional investors	2,983.4	2,781.5	7.3
Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	$8.2	$7.4	10.8%

The estimated average loan to value ratio for the overall portfolio was less than 70% at September 30, 2013. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at September 30, 2013. We have the contractual ability to pursue personal recourse on approximately 75% of our loans and partial personal recourse on a majority of the remaining loans. The weighted-average capitalization rate for the portfolio at September 30, 2013 was approximately 9%. Capitalization rates, which vary by property type and geographic region, are used as part of our annual internal analysis of the commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At September 30, 2013, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

The following table sets forth our commercial mortgage loan portfolio by property type, by geographic region within the U.S., and by U.S. state:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
Property type:
Retail	$2,668.9	48.4%	$2,560.7	48.6%
Industrial	1,052.4	19.1	995.8	18.9
Office	1,003.6	18.2	960.8	18.2
Hotel/motel	275.5	5.0	280.8	5.3
Commercial	223.5	4.1	205.3	4.0
Apartment and other	286.9	5.2	264.0	5.0

Total commercial mortgage loans, net	$5,510.8	100.0%	$5,267.4	100.0%

Geographic region*:
Pacific	$1,941.4	35.2%	$1,844.1	35.0%
South Atlantic	1,129.6	20.5	1,069.2	20.2
West South Central	687.3	12.5	634.8	12.1
Mountain	613.4	11.1	612.7	11.6
East North Central	474.6	8.6	443.9	8.4
Middle Atlantic	228.3	4.1	240.3	4.6
West North Central	190.5	3.5	183.0	3.5
East South Central	162.7	3.0	150.5	2.9
New England	83.0	1.5	88.9	1.7

Total commercial mortgage loans, net	$5,510.8	100.0%	$5,267.4	100.0%

U.S. state:
California	$1,490.6	27.0%	$1,436.3	27.3%
Texas	633.3	11.5	587.0	11.1
Florida	338.1	6.1	331.9	6.3
Georgia	332.1	6.0	311.5	5.9
Other states	2,716.7	49.4	2,600.7	49.4

Total commercial mortgage loans, net	$5,510.8	100.0%	$5,267.4	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

Our largest concentration of commercial mortgage loan property type was retail properties, which primarily consisted of convenience related properties in strip malls, convenience stores and restaurants. Our exposure to retail properties is diversified among various borrowers, properties and geographic regions. In addition, retail commercial lending represents an area of experience and expertise, where careful underwriting and consistent surveillance mitigate risks surrounding our commercial mortgage lending in this area.

At September 30, 2013, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2013, we had outstanding commitments to fund commercial mortgage loans totaling $163.5 million, with fixed interest rates ranging from 4.25% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	September 30, 2013	December 31, 2012	Percent Change
	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$19.6	$21.3	(8.0)%
Delinquency rate	0.35%	0.40%
In process of foreclosure	$5.8	$9.8	(40.8)
Restructured commercial mortgage loans on a statutory basis	103.3	77.6	33.1

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. We have avoided structured products that do not meet an adequate level of transparency for good decision making. The increase in restructured commercial mortgage loans of $25.7 million during the first nine months of 2013 was associated with a small number of borrowers.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in millions)
Number of loans foreclosed	2	4	(2)	20	26	(6)
Book value of loans foreclosed	$1.5	$1.9	$(0.4)	$10.8	$18.8	$(8.0)
Number of properties foreclosed and transferred to Real Estate Owned	1	3	(2)	17	22	(5)
Real estate acquired	$0.5	$1.0	$(0.5)	$6.1	$14.3	$(8.2)

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real Estate Owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. The book value of real estate acquired during the third quarter and first nine months of 2013 compared to the same periods of 2012 decreased primarily due to fewer properties being foreclosed and because those that were foreclosed and transferred to Real Estate Owned had lower average book values in the third quarter and first nine months of 2013. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$46.8	$45.6	$1.2	$46.6	$48.1	$(1.5)
Provision	3.8	5.0	(1.2)	12.8	11.4	1.4
Charge-offs, net	(4.0)	(2.6)	(1.4)	(12.8)	(11.5)	(1.3)

Ending balance	$46.6	$48.0	$(1.4)	$46.6	$48.0	$(1.4)

Specific loan loss allowance	$28.2	$25.0	$3.2	$28.2	$25.0	$3.2
General loan loss allowance	18.4	23.0	(4.6)	18.4	23.0	(4.6)

Total commercial mortgage loan loss allowance	$46.6	$48.0	$(1.4)	$46.6	$48.0	$(1.4)

The decrease in the commercial mortgage loan loss allowance at September 30, 2013 compared to September 30, 2012 was primarily due to fewer commercial mortgage loans with a general loan loss allowance. The decrease was partially offset by an increase in the specific loan loss allowance. The decrease in the provision for the third quarter of 2013 compared to the same period of 2012 was primarily due to fewer commercial mortgage loans being added to the allowance in the third quarter of 2013. The increase in the provision for the first nine months of 2013 compared to the same period of 2012 was primarily due to an increase in impaired commercial mortgage loans in the first nine months of 2013. The increase in charge-offs was primarily due to higher losses related to foreclosures, accepted deeds in lieu of foreclosure and other related charges associated with commercial mortgage loans leaving the portfolio during the third quarter and first nine months of 2013.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2013	December 31, 2012	Dollar Change
	(In millions)
Impaired commercial mortgage loans with specific allowances for losses	$91.3	$74.1	$17.2
Impaired commercial mortgage loans without specific allowances for losses	36.2	25.7	10.5
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(28.2)	(25.6)	(2.6)

Net carrying value of impaired commercial mortgage loans	$99.3	$74.2	$25.1

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The increase to the net carrying value of impaired commercial mortgage loans at September 30, 2013 compared to December 31, 2012 was primarily due to an increase in impaired commercial mortgage loans with a specific allowance in our retail segment during the first nine months of 2013 associated with a small number of borrowers.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowance for losses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
	(In millions)
Average recorded investment	$127.5	$99.0	$28.5	$113.2	$101.7	$11.5

Interest income is recorded to net investment income. We continue to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is more than 90 days delinquent. For loans that are less than 90 days delinquent, we may reverse interest income and the accrued interest receivable if the collectability of the interest is determined to be not probable. Interest income on loans in the 90-day delinquent category is recognized in the period the cash is collected. We resume the recognition of interest income when the loan becomes less than 90 days delinquent and we determine it is probable that the loan will remain performing.

The amount of interest income recognized on impaired commercial mortgage loans was $0.9 million and $1.0 million for the third quarters of 2013 and 2012, respectively, and $3.3 million and $3.1 million for the first nine months of 2013 and 2012, respectively. The cash received by us in payment of interest on impaired commercial mortgage loans was $1.0 million for both the third quarters of 2013 and 2012, respectively, and $3.0 million for both the first nine months of 2013 and 2012, respectively.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $380.9 million and $240.3 million for the first nine months of 2013 and 2012, respectively. The increase in funds provided by financing cash flows for the first nine months of 2013 compared to the first nine months of 2012 was primarily due to an increase in net policyholder fund deposits and an increase in issuance of common stock, partially offset by an increase in cash used to repurchase shares of common stock. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a four-year, $250 million senior unsecured revolving credit facility (“Facility”). Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. In June 2013, the termination date of the Facility was extended to June 22, 2017. At our option and with the consent of the lenders under the Facility, the termination date can be extended to June 22, 2018. We expect to use any borrowings under the Facility for working capital, general corporate purposes and for issuance of letters of credit.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to total capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.34 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At September 30, 2013, we had a total debt to total capitalization ratio of 22.4% and consolidated net worth of $1.91 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At September 30, 2013, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

We have $250 million of 5.00%, 10-year senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

We have $300 million of 6.90% junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067 and are non-callable prior to June 1, 2017. The principal amount of the Subordinated Debt is payable at maturity. Interest is payable semi-annually on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. We have the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if we elected to defer interest payments on our Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. We are not currently deferring interest on the Subordinated Debt.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target for the insurance subsidiaries is generally to maintain statutory capital at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated statutory capital of approximately 365% of the Company Action Level RBC at September 30, 2013. At September 30, 2013, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.43 billion.

Statutory capital growth from our insurance subsidiaries is generally a result of generated income, less a charge for business growth, measured by insurance premium growth and individual annuity sales. The level of capital in excess of targeted RBC we generate varies inversely in relation to the level of our premium growth. As premium growth increases, capital is utilized to fund additional reserve requirements, meet increased regulatory capital requirements based on premium and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target level. Higher levels of premium growth can result in increased utilization of capital beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital produced by the business exceeds the capital utilized to meet these requirements, which can result in additional capital above our targeted RBC level. In assessing our capital position, we also consider cash and capital at the holding company and non-insurance subsidiaries.

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

Dividends from Standard

Our ability to pay dividends to shareholders, repurchase shares and meet obligations substantially depends upon the receipt of distributions from Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors and by Oregon law, which limits Standard’s dividend payments and other distributions only from the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory dividend limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. With the exception of StanCorp Equities, Inc., a limited broker-dealer and member of the Financial Industry Regulatory Authority, there are no regulatory restrictions on dividends from our non-insurance subsidiaries.

As of December 31, 2012, Standard’s statutory net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $132.7 million and capital and surplus was $1.19 billion. Based upon Standard’s results for 2012, the amount of ordinary dividends and other distributions available in 2013, without prior approval from the Oregon Insurance Division is $132.7 million. As of December 31, 2011, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $144.0 million and capital and surplus was $1.14 billion. Based upon Standard’s results for 2011, the amount of ordinary dividends and other distributions available in 2012, without prior approval from the Oregon Insurance Division was $144.0 million. As of December 31, 2012 Standard had issued, upon approval of the Oregon Insurance Division, dividends in excess of $144.0 million.

In August 2012, Standard paid an extraordinary cash distribution of $250.0 million to StanCorp from its paid-in and contributed surplus. Concurrently with the distribution, Standard issued a $250.0 million subordinated surplus note (“Surplus Note”), payable to StanCorp. The Surplus Note matures in 2027 and bears an interest rate of 5.25%, with interest payments due September 30, December 31, March 31 and June 30 of each year. Standard has the right to prepay the principal balance of the Surplus Note, in whole or in part, at any time or from time to time, without penalty. In accordance with the requirements of the National Association of Insurance Commissioners (“NAIC”), the Surplus Note provides that no interest or principal payments may be made by Standard without the prior approval of the Oregon Insurance Division, interest will not be represented as an addition to the instrument, interest will not accrue additional interest and any payments with respect to the Surplus Note will be subordinate to Standard’s other obligations to policyholders, lenders and creditors. As a result of the extraordinary dividend, future dividends required the approval from the Oregon Insurance Division through August 14, 2013 and were considered extraordinary.

Dividends paid from Standard to StanCorp are based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid ordinary cash dividends to StanCorp of $30.0 million for the third quarter of 2013 and paid extraordinary cash dividends of $30.0 million to StanCorp for the third quarter of 2012. Standard paid extraordinary cash dividends to StanCorp of $60.0 million and $280.0 million for the first nine months of 2013 and 2012, respectively. Standard paid ordinary cash dividends to StanCorp of $30.0 million and $10.0 million for the first nine months of 2013 and 2012, respectively.

Dividends to Shareholders

The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that annual dividends to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on dividends from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by our Board of Directors. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999. In December of 2012, StanCorp paid an annual cash dividend of $0.93 per share, totaling $41.3 million.

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

As a result of our earnings growth for the first nine months of 2013 and capital generation from our insurance subsidiaries, we increased share repurchases during the third quarter and first nine months of 2013 compared to the prior year periods.

The following table sets forth share repurchases activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions—except per share data)
Share repurchases:
Shares repurchased	818,478	—	1,450,767	279,700
Cost of share repurchases	$44.1	$—	$70.9	$10.0
Weighted-average price per common share	53.93	N/A	48.88	35.68
Shares remaining under repurchase authorizations	1,549,233	2,720,300	1,549,233	2,720,300

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

S&P, Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company (“A.M. Best”) provide financial strength ratings on Standard.

Standard’s financial strength ratings as of October 2013 were:

S&P	Moody’s	A.M. Best
A+ (Strong) 5th of 20 ratings Outlook: Stable	A2 (Good) 6th of 21 ratings Outlook: Stable	A (Excellent)(1) 3rd of 13 ratings Outlook: Stable

(1)	Also includes The Standard Life Insurance Company of New York

Debt ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

Our debt ratings and issuer credit ratings as of October 2013 were:

	S&P	Moody’s	A.M. Best
StanCorp debt ratings:
Senior Notes	BBB+	Baa2	bbb
Subordinated Debt	BBB-	Baa3	bb+

Issuer credit ratings:
Standard	A+	—	a(1)
StanCorp	BBB+	—	bbb
Outlook	Stable	Stable	Stable(1)

(1)	Also includes The Standard Life Insurance Company of New York

In August 2013, Moody’s changed their outlook for the financial strength and debt ratings of Standard and StanCorp to “Stable” from “Negative”.

In October 2013, S&P changed their outlook for the financial strength and debt ratings of Standard and StanCorp to “Stable” from “Negative”.

We believe our well-managed underwriting and claims operations, high-quality invested asset portfolios, enterprise risk management processes and strong capital position will continue to support our ability to meet policyholder obligations. See “Liquidity and Capital Resources—Asset-Liability Matching and Interest Rate Risk Management,” and “Capital Management.” In addition, we remain well within our line of credit financial covenants. See “Liquidity and Capital Resources—Financing Cash Flows.”

Contingencies and Litigation

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments in “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $1.5 million and $0.1 million for the first nine months of 2013 and 2012, respectively. At September 30, 2013, we maintained a reserve of $0.6 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Dollar Change	2013	2012	Dollar Change
			(In millions)
Statutory Results	$87.0	$76.5	$10.5	$182.3	$149.6	$32.7
Adjusted GAAP Results	90.5	63.9	26.6	233.5	138.4	95.1

Difference	$(3.5)	$12.6	$(16.1)	$(51.2)	$11.2	$(62.4)

The increase in Statutory Results for the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012 was primarily due to more favorable claims experience in the group insurance businesses.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the third quarter of 2013 compared to the third quarter of 2012 were primarily due to differences in net investment income and the reserves for our individual annuity products. The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the first nine months of 2013 and first nine months of 2012 were primarily due to income or loss from the holding company and non-insurance subsidiaries and lower operating expenses as a result of expense management actions. The expense management actions included an amendment to the postretirement benefit plan which reduced operating expenses by $20.6 million for the first half of 2013, which were included in the Adjusted GAAP Results.

The following table sets forth statutory capital and the associated asset valuation reserve:

	September 30,	December 31,	Percent
	2013	2012	Change
	(Dollars in millions)
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,430.3	$1,377.1	3.9%
Asset valuation reserve	136.2	117.5	15.9

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

We maintain an internally identified list of securities with characteristics that could indicate potential impairment (“watch list”). At September 30, 2013, our fixed maturity securities watch list totaled $6.2 million at fair value and $6.6 million at amortized cost. We recorded $0.4 million and $1.0 million of OTTI related to credit loss due to impairments for the third quarter and first nine months of 2013, compared to credit losses of $0.7 million and $3.2 million of OTTI for the third quarter and first nine months of 2012, respectively. We recorded no OTTI related to noncredit loss for the third quarter and first nine months of 2013 and 2012. See Item 1, “Financial Statements— Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the consolidated balance sheet. See Item 1, “Financial Statements— Notes to Unaudited Condensed Consolidated Financial Statements—Note 6—Fair Value” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the consolidated statements of comprehensive income (loss).

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

Total real estate was $79.8 million at September 30, 2013, compared to $95.5 million at December 31, 2012. The $15.7 million decrease in total real estate during the first nine months of 2013 was primarily due to the sale of Real Estate Owned and impairments on Real Estate Owned. The decrease was partially offset by the acquisition of Real Estate Owned during the first nine months of 2013.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	September 30, 2013	December 31, 2012	Percent Change
	(Dollars in millions)
DAC	$314.4	$284.9	10.4%
VOBA	21.6	23.4	(7.7)
Other intangible assets	33.5	38.2	(12.3)

Total DAC, VOBA and other intangible assets	$369.5	$346.5	6.6

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. During the first nine months of 2013, we did not record an impairment to VOBA. During the first nine months of 2012, we recorded a $0.8 million impairment to VOBA due to experience related to the block of claims assumed from TIAA. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $67.2 million and $65.4 million at September 30, 2013 and December 31, 2012, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in millions)
DAC	$79.0	25.1%	$60.9	21.4%
VOBA	5.5	25.3	5.9	25.2

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Increase (decrease) to DAC and VOBA	$0.3	$(0.3)	$(0.9)	$(1.4)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 6.9 years. The marketing agreement which accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $41.2 million and $36.5 million at September 30, 2013 and December 31, 2012, respectively.

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

The following table sets forth total reserve balances by reserve type:

	September 30, 2013	December 31, 2012
	(In millions)
Reserves:
Policy reserves	$1,071.3	$1,072.0
Claim reserves	4,781.7	4,771.2

Total reserves	$5,853.0	$5,843.2

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

The following table sets forth total reserve balances by calculation methodology:

	September 30, 2013	Percent of Total	December 31, 2012	Percent of Total
	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,184.3	88.6%	$5,186.2	88.8%
Reserves determined by internally-developed formulas	655.5	11.2	648.2	11.1
Reserves based on subjective judgment	13.2	0.2	8.8	0.1

Total reserves	$5,853.0	100.0%	$5,843.2	100.0%

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

The following table sets forth policy reserves by block of business:

	September 30, 2013	December 31, 2012
	(In millions)
Policy reserves:
Individual disability insurance	$245.4	$233.7
Individual and group immediate annuity businesses	222.9	237.4
Individual life insurance	603.0	600.9

Total policy reserves	$1,071.3	$1,072.0

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

The following table sets forth total claim reserves by block of business:

	September 30, 2013	December 31, 2012
	(In millions)
Claim reserves:
Group disability insurance	$3,238.5	$3,250.7
Individual disability insurance	783.7	755.2
Group life insurance	759.5	765.3

Total claim reserves	$4,781.7	$4,771.2

Group and individual disability insurance.     Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The following table sets forth the discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	September 30, 2013	June 30, 2013	September 30, 2012
Discount rate	3.75%	3.75%	4.00%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The 25 basis point decrease in the discount rate for the third quarter of 2013 compared to the third quarter of 2012 was primarily the result of a continued low interest rate environment, the compression of interest rate spread for certain investment types with similar duration, and the mix of new money investments. A 25 basis point decrease in the discount rate for newly incurred claims results in a corresponding decrease in quarterly pre-tax income of approximately $2 million. We do not adjust group insurance premium rates based on short term fluctuations in investment yields. Any offsetting adjustments of group insurance premium rates due to sustained changes in investment yields can take from one to three years given that most contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the third quarter of 2013 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

The claims incidence rate for policy reserves and IBNR claim reserves can also fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

As a result of studies of our long term trends compared to reserving assumptions for our group long term disability insurance, we did not adjust our IBNR claims reserves for the third quarter of 2013 and increased IBNR claims reserves totaling $3.7 million for the third quarter of 2012.

We evaluate the claim termination rate assumptions for the reserves on a small Minnesota Life block of individual disability claims annually. These assumptions were refined in the third quarter of 2013, resulting in an increase in reserves of $2.1 million. Our block of business is relatively small, and as a result, we view a blend of established industry tables and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and the use of available industry tables, and if necessary, will adjust reserves accordingly. We also refined our reserve calculation for certain other individual disability reserves in the third quarter of 2013, which resulted in a net increase in our individual disability reserves of $1.5 million. The combination of these adjustments resulted in an overall net increase to individual disability reserves of $3.6 million in the third quarter of 2013. Reserve adjustments made in the third quarter of 2012 totaled an overall increase in reserves of $3.8 million.

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

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. Participation in the postretirement benefit plan was limited to employees who had reached the age of 40 or whose combined age and length of service was equal to or greater than 45 years as of January 1, 2006. This plan is sponsored and administered by Standard and is closed for new participants. In 2012, the postretirement benefit plan was amended to reduce future benefits to plan participants that were either not eligible to or chose not to retire on or before July 1, 2013, which reduced operating expenses by $20.6 million for the first half of 2013. The 2012 amendment did not affect future benefits for employees who were retired as of July 1, 2013. In addition, as of December 31, 2011, the group term life insurance benefit was curtailed for plan participants who were not retired at December 31, 2011.

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

Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2013, and designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market— We do not have any significant debt maturities in the near term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures (“Subordinated Debt”) of $300 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2017, though, at our option and with the consent of the lenders under the Facility, the termination date can be extended for one additional one year period. We had no outstanding balance on the Facility at September 30, 2013. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2013	116,918	$52.94	116,918	2,250,793
August 1-31, 2013	421,200	53.99	421,200	1,829,593
September 1-30, 2013	280,360	54.26	280,360	1,549,233

Total third quarter	818,478	53.93	818,478	1,549,233

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

The following table sets forth share repurchase activity:

	Three Months Ended September 30,
	2013	2012
	(Dollars in millions except—per share data)
Share repurchases:
Shares repurchased	818,478	—
Cost of share repurchases	$44.1	$—
Weighted-average price per common share	53.93	—
Shares remaining under repurchase authorizations	1,549,233	2,720,300

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

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q, dated August 8, 2012, and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2013	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q, dated August 8, 2012, and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith