Form 10-K
period 2013-12-31
STANCORP FINANCIAL GROUP INC
filed 2014-02-26
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, was $2,165,901,629 based upon the closing price of $49.41 on June 28, 2013. For this purpose, directors and executive officers of the registrant are assumed to be affiliates.

As of February 14, 2014, there were 43,715,485 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

Part I

Item 1.	Business

GENERAL

StanCorp Financial Group, Inc. was incorporated in 1998 in Oregon. As used in this report, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context indicates otherwise. Our investor relations website is www.stancorpfinancial.com. We post on our investor relations website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The filings on our investor relations website are available free of charge. We also make available on our investor relations website our Corporate Governance Guidelines, our Codes of Business Conduct and Ethics (including any waivers granted to executive officers or directors), and the charters of the Audit, Organization & Compensation, and Nominating & Corporate Governance Committees of our Board of Directors. The information contained on our website is not part of, or incorporated by reference in, this annual report on Form 10-K. These documents are also available in print without charge to any person who requests them by writing or telephoning our Shareholder Services Department, StanCorp Financial Group, Inc., 1100 SW Sixth Avenue, Portland, OR 97204, (800) 378-8360.

We are headquartered in Portland, Oregon and are a holding company for our Insurance Services and Asset Management subsidiaries and for subsidiaries included in our Other category. Our insurance businesses offer group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, and absence management services. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states as well as the District of Columbia and the U.S. territories of Guam and the Virgin Islands. Our asset management businesses offer full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Our asset management businesses also offer investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products, and manage certain real estate properties. A subsidiary included in our Other category owns and manages certain real estate properties held for sale from time to time in conjunction with our real estate business.

CORPORATE STRATEGY

Our strategy is to exceed customers’ needs for financial products and services in growing markets where the application of specialized expertise creates potential for superior shareholder returns and our core purpose is to help people achieve financial well being and peace of mind with industry-leading expertise. Our vision is to lead the financial services industry in integrity, expertise and customer service. We operate in select financial products and services markets and seek to compete on expertise, differentiation and customer service, while maintaining a strong financial position.

Our long-term strategy includes:

•	Maintain strong growth rates in traditional risk acceptance businesses (disability and group life insurance).
•	Seek to expand growth opportunities by increasing penetration in markets where we have limited presence.
•	Drive the right mix of business to achieve profitable growth.
•	Seek to diversify our earnings base by taking advantage of market opportunities, demographic trends and capital synergies.
•	Return value to shareholders through strategic uses of capital.

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

2013 ANNUAL REPORT            1

Part I

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

MARKET POSITION

Based on the United States insurance industry in force premium statistics, we have leading market positions with single digit market share in group long term and short term disability insurance, group life insurance and individual disability insurance. These statistics were based on the most recent annual Gen Re insurance industry reports available as of January 2014. The market positions are as follows:

•	5th largest provider of group long term disability insurance.
•	6th largest provider of group short term disability insurance.
•	8th largest provider of group life insurance.
•	7th largest provider of individual disability insurance.

FINANCIAL STRENGTH AND CREDIT RATINGS

Financial strength ratings are gauges of our claims paying ability and are an important factor in establishing the competitive position of insurance companies. In addition, ratings are important for maintaining public confidence in our company and in our ability to market our products. Rating organizations regularly review the financial performance and condition of insurance companies. In addition, credit ratings on our 10-year senior notes (“2022 Senior Notes”) and junior subordinated debentures (“Subordinated Debt”) are tied to our financial strength ratings. A ratings downgrade could increase surrender levels for our annuity products, adversely affect our ability to market our products and increase costs of future debt issuances.

Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company (“A.M. Best”) provide financial strength ratings on Standard.

Standard’s financial strength ratings as of January 2014 were:

S&P	Moody’s	A.M. Best
A+ (Strong)	A2 (Good)	A (Excellent)(1)
5th of 20 ratings	6th of 21 ratings	3rd of 13 ratings
Outlook: Stable	Outlook: Stable	Outlook: Stable

(1)	Also includes The Standard Life Insurance Company of New York

Debt ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s 2022 Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

            2            STANCORP FINANCIAL GROUP, INC.

Our debt ratings and issuer credit ratings as of January 2014 were:

	S&P	Moody’s	A.M. Best
StanCorp debt ratings:
2022 Senior Notes	BBB+	Baa2	bbb
Subordinated Debt	BBB-	Baa3	bb+

Issuer credit ratings:
Standard	A+	---	a(1)
StanCorp	BBB+	---	bbb
Outlook	Stable	Stable	Stable(1)

(1)	Also includes The Standard Life Insurance Company of New York

In August 2013, Moody’s changed its outlook for the financial strength and debt ratings of Standard and StanCorp to “Stable” from “Negative.”

In October 2013, S&P changed its outlook for the financial strength and debt ratings of Standard and StanCorp to “Stable” from “Negative.”

We believe our well-managed underwriting and claims operations, high quality invested asset portfolios, enterprise risk management processes and strong capital position will continue to support our ability to meet policyholder obligations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.” In addition, we remain well within our financial covenants. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Cash Flows.”

SEGMENTS

We collectively view and operate our businesses as Insurance Services and Asset Management, which both deliver distinct value to customers and shareholders. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Due to the growth in the Individual Disability business in relation to total Insurance Services over the last several years, Individual Disability has become a separate reportable product segment within Insurance Services in 2013. Holding company and corporate activities are reported in the Other category. Resources are allocated and performance is evaluated at the segment level.

Of our total $2.86 billion in revenues for 2013, revenues of $2.45 billion were from Insurance Services – with $2.21 billion in revenues from the Employee Benefits segment and $243.5 million in revenues from the Individual Disability segment. Revenues from our Asset Management segment were $425.0 million and losses associated with revenue of $18.2 million were from our Other category. Revenues from the Other category included net capital losses of $15.7 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Segments” for segment information regarding revenues, expenses and total assets for the years 2013, 2012 and 2011.

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments, and offers group life and AD&D insurance, group and individual disability insurance, group dental and group vision insurance, and absence management services to individuals and employer groups ranging in size from two lives to 167,000 lives. We have approximately 43,000 group insurance policies in force, covering approximately 6.2 million employees as of December 31, 2013.

Employee Benefits

Our Employee Benefits products are sold by sales representatives through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 41 field offices in principal metropolitan areas of the United States. The field offices also provide sales support and customer service through field administrative staff. Our arrangements with brokers include compensation established at the time of sale (commissions or fees) and, in some situations, also include compensation related to the overall performance of a block of business (performance-related compensation). In most cases, the overall performance of a block of business is measured in terms of volume and persistency (customer retention).

Group life and AD&D insurance contributed 39.8% of 2013 premiums for Insurance Services. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their

2013 ANNUAL REPORT            3

Part I

dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group long term disability insurance contributed 36.7% of 2013 premiums for Insurance Services. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time.

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

Group short term disability insurance contributed 10.8% of 2013 premiums for Insurance Services. Our basic short term disability products generally cover only disabilities occurring outside of work. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits, with maximum benefit periods generally not exceeding 180 days. Group short term disability benefits may also be reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave.

Our other insurance premiums include group dental and group vision insurance and contributed 3.7% of 2013 premiums for Insurance Services. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and also include an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan that are differentiated by levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

Our group vision products provide coverage to insured employees and their dependents for essential eye care services including exams, frames, a variety of lens options and contact lenses. We offer three vision plans that are differentiated by vision-care provider network coverage.

We also offer absence management services that allow employers to outsource administrative services and compliance support for short term disability, federal and state leaves of absence, and other employer-specific leaves of absence.

Individual Disability

The Individual Disability segment contributed 9.0% of 2013 premiums for Insurance Services. The products include non-cancelable disability coverage that provides insurance at a guaranteed fixed premium rate for the life of the contract, and guaranteed renewable coverage where premium rates are guaranteed for limited periods and are subject to change thereafter. Non-cancelable disability insurance policies represented 77.7% of Individual Disability policies in force as of December 31, 2013. We also offer a product with features that provide coverage in the event of partial disability or loss of income while caring for a family member with a serious health condition as well as medical and legal specialty protection. In addition, we offer business overhead expense coverage that reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage that provides payment for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability.

Our Individual Disability segment products are sold nationally by brokers through master general agents, primarily to physicians, lawyers, executives, other professionals and small business owners. The compensation paid to brokers and master general agents is based primarily on a percentage of premiums. Master general agents are eligible for a bonus based on sales volume of business they have written.

Asset Management

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

Retirement plans contributed 46.8% of 2013 revenues for the segment. Recordkeeping services for 401(k), defined benefit plans and governmental 457 plans are provided through a non-registered group annuity contract with third-party brand name mutual funds through a separate account and a stable value investment option managed by Standard. These plan services are also provided through an open architecture (“NAV”) platform offering mutual funds and a stable value investment option managed by Standard. Plans on the NAV platform can choose from any mutual fund that our trading partners are able to trade. We also provide a stable value investment option available on an investment-only basis to retirement plans for which Standard does not provide recordkeeping services. Retirement plan assets under administration were $17.35 billion at December 31, 2013.

Mutual funds offered through the group annuity separate account as of December 31, 2013 are limited to those funds that have been evaluated through a due diligence process. Representative fund companies are: Dodge & Cox, Federated Investors Funds,

            4            STANCORP FINANCIAL GROUP, INC.

Harbor Funds, Oppenheimer Funds, T. Rowe Price and Vanguard Funds. Funds offered in our group annuity retirement plans are regularly evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process. StanCorp Investment Advisers provides fund performance analysis and selection support to 86.9% of our group annuity plan sponsors. All group annuity contracts are distributed through StanCorp Equities.

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

The Standard earned a total of 12 Best in Class awards in PlanSponsor Magazine’s 2013 Defined Contribution Survey. All of the Best in Class awards were in the less than $5 million and $5 million to $25 million in plan assets categories.

Individual annuities contributed 42.8% of 2013 revenues for the segment. The individual annuity products sold by this segment are primarily fixed-rate and indexed deferred annuities. This segment also sells immediate annuities. Our target market for annuities is any individual seeking conservative investments to meet their retirement or other financial goals. The fixed-rate annuity product portfolio includes deferred annuities with initial interest rate guarantees generally ranging from one to six years and a full array of single premium immediate annuity income payment options. We offer an indexed annuity product that uses over-the-counter call-spread options to hedge the index performance of the policies.

Fixed-rate annuities are distributed through national marketing organizations, brokers and financial institutions and compensation is primarily based on a percentage of premiums and deposits related to the product sold. Master General Agents are eligible for a bonus based on the volume of annuity business sold by financial institutions and brokers they coordinate.

Most of our annuity business deposits are not recorded as premiums, but rather are recorded as liabilities. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders. Annuity premiums consist of premiums on life-contingent annuities, which are a small portion of total sales.

Our other financial services business includes our investment advisory, real estate management and commercial mortgage loan origination businesses. These businesses contributed 10.4% of 2013 revenues for the segment.

Our investment advisory business, StanCorp Investment Advisers, provides performance analysis, fund selection support, model portfolios and other investment management and financial planning services. StanCorp Investment Advisers’ target market is our retirement plan clients and individual investors with a minimum of $250,000 in portfolio assets.

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

2013 ANNUAL REPORT            5

Part I

KEY FACTORS AFFECTING RESULTS OF OPERATIONS

Insurance Services represented approximately 77%, 74% and 77% of total income before income taxes, excluding the Other category, for the years ended December 31, 2013, 2012 and 2011, respectively. In addition to competition, four primary factors can have a critical impact on the financial results of Insurance Services operations: pricing; claims experience; wage, employment and benefit levels; and interest rates.

Asset Management represented approximately 23%, 26% and 23% of total income before income taxes, excluding the Other category, for the years ended December 31, 2013, 2012 and 2011, respectively. The financial results of Asset Management are primarily impacted by employment and benefit levels, interest rates and equity market performance.

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

Wage, Employment and Benefit Levels. In our insurance businesses, premium rates are partly based on total salaries covered. The rate of wage and employment growth can influence organic growth of premiums. In addition, economic conditions can impact demand for the Employee Benefits products we offer and can increase competition for market share as overall market growth declines. Due to the customer mix of our group insurance business with approximately half of our group long term disability and group life insurance premiums coming from the state and local public sector and education industries, the timing and impact of changes to the wage and employment environment on our results may differ from trends in the general economy.

In our asset management businesses, the growth in wages and employment levels affects the level of new deposits for the retirement plans we administer, which affects the amount of administrative fee revenues we earn.

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

RISK MANAGEMENT

We manage our risk associated with our businesses through the following practices:

•	Sound product design and underwriting.
•	Effective claims management.
•	Pricing discipline.
•	Broad diversification of risk by customer industry, geography, size and occupation.
•	Maintenance of a strong financial position.
•	Maintenance of reinsurance and risk pool arrangements.
•	Sufficient alignment of assets and liabilities to meet financial obligations.

Diversification of Products

We achieve earnings diversification by offering multiple insurance products such as group life and AD&D insurance, group and individual disability insurance, group dental and group vision insurance, and absence management services. In addition, we diversify our earnings base through our asset management businesses, which include products such as full-service retirement plans, money purchase pension plans, defined benefit plans, non-qualified deferred compensation products, investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. These products have differing price, market and risk characteristics. Our strategy is to diversify our earnings base and take advantage of market opportunities, demographic trends and capital synergies.

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

The following tables set forth in force premium distribution by customer industry, geography and size for group long term disability and group life insurance products:

December 31,
Customer Industry	2013

Public	26%
Education	23
Health Care	10
Manufacturing	9
Professional	8
Finance	8
Transportation	2
Services	2
Utilities	1
Retail	1
Other	10

Total	100%

December 31,
Customer Geography	2013

West	34%
Central	31
Southeast	19
Northeast	16

Total	100%

December 31,
Customer Size (Employees)	2013

2-99	11%
100-2,499	32
2,500-7,499	21
7,500 and above	36

Total	100%

Reinsurance

In order to limit our losses from large claim exposures, we enter into reinsurance agreements with other insurance companies. We review our retention limits based on customer size and experience. The maximum retention limit for group life and AD&D is $750,000 per individual. Our maximum retention limit for group disability insurance is $15,000 of monthly benefit per individual. Our maximum retention limit for individual disability insurance is $6,000 of monthly benefit per individual.

Standard maintains a strategic marketing alliance with Ameritas that offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2013, the agreement provided for 26.1% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of the assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of the assets required to be maintained in the trust was $233.6 million at December 31, 2013.

2013 ANNUAL REPORT            7

Part I

Premiums assumed by Standard for the Northwestern Mutual business accounted for approximately 3% of our total premiums for each of the three years 2013, 2012 and 2011. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

In 2011, Standard entered into a Yearly Renewable Term reinsurance agreement, with Canada Life Assurance Company (“Canada Life”) to cede a share of the Company’s group life insurance risk in order to reduce its exposure to losses and provide relief in the event of a catastrophe impacting our group life business. In 2012, this agreement was amended to increase the amount of group life insurance risk to be ceded to Canada Life and limited our exposure to losses in the event of a catastrophe. This amendment to our reinsurance agreement released approximately $100 million of additional net capital, for a total release of approximately $170 million. This release of capital can fluctuate based on a percentage of our in-force business. The agreement is subject to potential termination by either party.

We also maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D, with partial coverage of nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and our participation in a catastrophe reinsurance pool discussed below, we have coverage of up to $520.0 million per event.

We are part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses from group life and AD&D over 21 participating members. Our annual fee to participate in the pool was less than $30,000 for 2013. As a member of the pool, we are exposed to maximum potential losses experienced by other participating members of up to $112.6 million for a single event for losses submitted by a single company and a maximum of $281.8 million for a single event for losses submitted by multiple companies. Our percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The catastrophe reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

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

INVESTMENTS

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for our policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ future policy benefits and claims result from long term disability reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically, subject to minimum interest rate guarantees. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long-term reserves makes it possible to allocate a significant portion of invested assets to long-term fixed-rate investments, including commercial mortgage loans. StanCorp Mortgage Investors’ unique expertise with respect to its market niche for small fixed-rate commercial mortgage loans allows us to enhance the yield on the overall investment portfolio beyond that available through fixed maturity securities with an equivalent risk profile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Investments.”

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

StanCorp Equities is registered as a limited broker-dealer under the Exchange Act and is subject to federal and state regulation, including but not limited to the Financial Industry Regulation Authority.

            8            STANCORP FINANCIAL GROUP, INC.

Violation of applicable laws and regulations can result in legal or administrative proceedings, which can result in fines, penalties, cease and desist orders or suspension or expulsion of our license to sell insurance in a particular state.

Capital Requirement—Risk-Based Capital

The National Association of Insurance Commissioners uses Risk-based Capital (“RBC”) to aid in the assessment of the statutory capital and surplus of life and health insurers. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. The RBC model determines an appropriate Company Action Level RBC based on our business and assets. Capital and surplus below the Company Action Level RBC would require us to prepare and submit an RBC plan to the commissioner of the state of domicile outlining the capital level we plan on maintaining. Capital below the Authorized Control Level RBC, which is 50% of the Company Action Level RBC, is the capital level at which the state of domicile is authorized to take whatever regulatory actions it considers necessary to protect the best interests of the policyholders and creditors of the insurer.

At December 31, 2013, the capital and surplus of our insurance subsidiaries was approximately 398% of the Company Action Level RBC required by regulators, which was approximately 796% of the Authorized Control Level RBC required by our states of domicile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.”

EMPLOYEES

At December 31, 2013, StanCorp and its subsidiaries had 2,702 full-time equivalent employees, 79% of which were located in Portland, Oregon and the surrounding metropolitan area. At December 31, 2013, none of our employees were represented by unions.

Item 1A.	Risk Factors

FORWARD-LOOKING STATEMENTS

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Annual Report on Form 10-K and in other reports, filings with the Securities and Exchange Commission (“SEC”), press releases, conferences or otherwise, that are other than purely historical information. These statements, including estimates, projections, statements related to business plans, strategies, objectives and expected operating results and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed in reports filed by StanCorp with the SEC, including Forms 8-K, 10-Q and 10-K, which may include, but are not limited to, the factors listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” of this Form 10-K.

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

2013 ANNUAL REPORT            9

Part I

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

•

We may be exposed to disintermediation risk during periods of increasing interest rates—In periods of increasing interest rates, withdrawals of group and individual annuity contracts may increase as policyholders seek investments with higher perceived returns. This process, referred to as disintermediation, may lead to net cash outflows. These outflows may require investment assets to be sold at a time when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses. A significant portion of our investment portfolio consists of commercial mortgage loans, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation during a period of rising interest rates.

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

•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities—available-for-sale (“fixed maturity securities”), commercial mortgage loans and real estate. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads. Our commercial mortgage loan portfolio is subject to delinquency, default and borrower concentration risks. Related declines in market activity due to overall declining values of fixed maturity securities may result in our fixed maturity securities portfolio becoming less liquid. In addition, our commercial mortgage loans are relatively illiquid and the demand for our real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”) may remain low due to macroeconomic conditions. We may have difficulty selling our fixed maturity securities, commercial mortgage loans and Real Estate Owned at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice.

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

            10            STANCORP FINANCIAL GROUP, INC.

•

Our deferred tax asset includes net operating losses, which depend on future taxable income to be realized and may be limited or impaired by future ownership changes—Our deferred tax assets include federal, state and local net operating losses. Certain of our subsidiaries as a group have generated losses in recent years. Net operating losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. There can be no assurance that we will generate the future taxable income necessary to utilize our net operating losses. Furthermore, the availability of these losses to be utilized in the future can become limited if certain changes in company structure or income levels occur. In such a circumstance, we may be unable to utilize the losses even in the event the company generates future taxable income.

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

•

We may be exposed to environmental liability from our commercial mortgage loan and real estate investments—As a commercial mortgage lender, we customarily conduct environmental assessments prior to originating commercial mortgage loans secured by real estate and before taking title through foreclosure or deeds in lieu of foreclosure to real estate collateralizing delinquent commercial mortgage loans held by us. Compliance costs associated with environmental laws and regulations or any remediation of affected properties could have a material adverse effect on our results of operations or financial condition.

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

•

The concentration of our investments in California may subject us to losses resulting from an economic downturn—Our commercial mortgage loans are concentrated in the western region of the U.S., particularly in California. Currently, our California exposure is primarily in Los Angeles County, Orange County, San Diego County and the Bay Area Counties. We have a smaller concentration of commercial mortgage loans in the Inland Empire and the San Joaquin Valley where there has historically been greater economic decline. A decline in economic conditions in California could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

2013 ANNUAL REPORT            11

Part I

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market— We do not have any significant debt maturities in the near-term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures (“Subordinated Debt”) of $300 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2017, though, at our option and with the consent of the lenders under the Facility, the termination date can be extended for one additional one year period. We had no outstanding balance on the Facility at December 31, 2013. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•

Our profitability may be adversely affected by a decline in equity and debt markets—U.S. and global equity markets heavily influence the value of our retirement plan assets under administration, which are a significant component from which our administrative fee revenues are derived. A decline in equity and debt markets could result in decreases in the value of the assets under administration in our retirement plans, which could reduce our ability to earn administrative fee revenues derived from the value of those assets.

•

A decline in equity and debt markets and low interest rates could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long-term rate of return on plan assets and the employee work force. Declines in the discount rate or the rate of return on plan assets resulting from economic downturns could increase our required cash contributions or pension-related expenses in future periods. The funding status of the Company’s pension plans is evaluated annually during the fourth quarter.

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

•

Ongoing weakness and financial market uncertainty could continue to adversely affect us in the near term—Economic downturns and disruptions in the global financial market present risks and uncertainties. During an economic downturn, we face the following risks:

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

            12            STANCORP FINANCIAL GROUP, INC.

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

Principal properties owned by Standard Insurance Company (“Standard”) and used by StanCorp Financial Group, Inc. or its subsidiaries consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 460,000 square feet; and the Standard Plaza, with approximately 220,000 square feet. All of our business segments use the facilities described above. We also own two buildings in Hillsboro, Oregon, each with 72,000 square feet of office space. The Hillsboro offices are used by StanCorp Mortgage Investors, LLC and our Employee Benefits claims operations. In addition, Standard leases approximately 160,000 square feet of office space located in downtown Portland, Oregon, for home office and claims operations. We lease 55 offices under commitments of varying terms to support our sales and regional processing offices throughout the United States. Management believes that the capacity and types of facilities are suitable and adequate for operations. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Property and Equipment, Net.”

Item 3.	Legal Proceedings

In the normal course of business, we are involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2013. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on our business, financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 4A.	Executive Officers of the Registrant

The following table sets forth the executive officers of StanCorp Financial Group, Inc. (“StanCorp”) and Standard Insurance Company (“Standard”):

Name	Age (as of February 26, 2014)	Position

Floyd F. Chadee	57	Senior Vice President and Chief Financial Officer of StanCorp and Standard
Katherine Durham*	47	Vice President, Individual Disability Insurance and Marketing & Communications of Standard
James B. Harbolt*	51	Vice President, Asset Management of Standard
Scott A. Hibbs*	52	Vice President and Chief Investment Officer of Standard
Daniel J. McMillan*	47	Vice President, Employee Benefits of Standard
J. Gregory Ness	56	Chairman, President and Chief Executive Officer of StanCorp and Standard
David M. O’Brien*	57	Senior Vice President, Information Technology of Standard

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

2013 ANNUAL REPORT            13

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

Katherine Durham has been Vice President, Individual Disability Insurance and Corporate Marketing and Communications of Standard since September 2013, which includes responsibility for corporate-wide marketing, corporate communications and the Individual Disability segment. From March 2010 to September 2013, Ms. Durham served as Vice President, Marketing and Communications of Standard. Prior to joining Standard, Ms. Durham served as Vice President of Marketing for Hewlett-Packard’s Americas Imaging and Printing Group. During nine years at HP, she moved into roles of increasing responsibility in a variety of functions including business planning, market insight, communication and operations.

James B. Harbolt has been Vice President, Asset Management of Standard since September 2013, which includes responsibility for retirement plans, individual annuities and StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”). From October 2008 to September 2013, Mr. Harbolt served as Vice President, Insurance Services of Standard. Mr. Harbolt has been with the Company since June 1994 when he joined as Assistant Counsel. In 1996, Mr. Harbolt served as Second Vice President and Associate Counsel. From 1997 until 2000, Mr. Harbolt was the Assistant Vice President and Associate Counsel in Individual Insurance. He was named Vice President of Individual Disability in 2000, and in 2005, he became Vice President and Associate Counsel of Employee Benefits Law.

Scott A. Hibbs has been Vice President and Chief Investment Officer of Standard since September 2013, which includes responsibility for the Standard’s investment management division including the fixed income portfolio, StanCorp Mortgage Investors, LLC and StanCorp Real Estate, LLC. From January 2009 to September 2013, Mr. Hibbs served as Vice President, Asset Management of Standard. From September 2007 to January 2009, Mr. Hibbs was a Vice President for Insurance Services. From July 2005 to September 2007 Mr. Hibbs was Vice President for Asset Management, which included responsibility for StanCorp Investment Advisers. From July 2004 to July 2005, Mr. Hibbs was Vice President of Corporate Strategy and Business Development. Prior to July 2004, Mr. Hibbs was Assistant Vice President of Investor Relations and Financial Planning. Mr. Hibbs has been with the Company since 2000.

Daniel J. McMillan has been Vice President, Employee Benefits of Standard since September 2013, which includes responsibility for all aspects of the Employee Benefits segment and The Standard Life Insurance Company of New York. From October 2008 to September 2013, Mr. McMillan served as Vice President, Insurance Services of Standard. Mr. McMillan has been with Standard since July 1989 and has held a number of positions in Insurance Services. In 2002, Mr. McMillan was named Business Program Executive at Standard, and in 2007, he was named Vice President of Shared Services.

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

            14            STANCORP FINANCIAL GROUP, INC.

Part II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange Euronext (“NYSE”) under the symbol “SFG.” As of February 14, 2014, there were 30,557 shareholders of record of common stock.

The following tables set forth the high and low sales prices as reported by the NYSE at the close of the trading day and cash dividends paid per share of common stock:

	2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$66.46	$56.00	$49.41	$42.76
Low	55.07	50.13	40.50	37.60
Dividend Paid	1.10	---	---	---

	2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$37.37	$38.17	$40.80	$41.77
Low	31.46	29.08	33.36	36.96
Dividend Paid	0.93	---	---	---

The declaration and payment of dividends in the future is subject to the discretion of our Board of Directors. We expect to pay annual dividends in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by our Board of Directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.” Also see Part I, Item 1A, “Risk Factors.”

The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P Life and Health Insurance Index and the S&P Insurance Group Index. The comparison assumes $100 was invested on December 31, 2008, in our common stock and in each of the foregoing indexes, and assumes the reinvestment of dividends. The graph covers the period of time beginning December 31, 2008, through December 31, 2013.

2013 ANNUAL REPORT            15

Part II

The following table sets forth share repurchase information:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Period:
October 1-31, 2013	157,367	$58.70	157,367	1,391,866
November 1-30, 2013	30,754	59.47	30,754	1,361,112
December 1-31, 2013	5,600	63.91	5,600	1,355,512

Total fourth quarter	193,721	$58.98	193,721	1,355,512

On November 13, 2012, our Board of Directors authorized the repurchase of 3.0 million shares of StanCorp common stock through December 31, 2014. On February 11, 2014, our Board of Directors authorized the repurchase of an additional 3.0 million shares of StanCorp common stock through December 31, 2015. The February 2014 authorization takes effect on the earliest of the completion or expiration of the November 2012 authorization. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made at market prices on the transaction date. We will evaluate share repurchases opportunistically based on equity markets, capital levels and our assessment of the direction of the overall economy.

The following table sets forth share repurchase activity:

	Years ended December 31,
(Dollars in millions except per share data)	2013	2012

Share repurchases:
Shares repurchased	1,644,488	279,700
Cost of share repurchases	$82.3	$10.0
Volume weighted-average price per common share	50.07	35.68

Shares remaining under repurchase authorizations	1,355,512	3,000,000

Information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

            16            STANCORP FINANCIAL GROUP, INC.

Item 6:	Selected Financial Data

The following table sets forth selected financial data at or for the years ended December 31 and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”:

(Dollars in millions—except per share data)	2013	2012	2011	2010	2009

Income Statement Data:
Revenues:
Premiums	$2,124.3	$2,163.9	$2,153.3	$2,097.7	$2,101.9
Administrative fees	121.6	114.7	115.5	116.5	108.5
Net investment income	629.9	628.5	612.8	602.5	586.5
Net capital losses	(15.7)	(8.7)	(6.9)	(51.6)	(26.9)

Total revenues	2,860.1	2,898.4	2,874.7	2,765.1	2,770.0

Benefits and expenses:
Benefits to policyholders and interest credited	1,831.8	1,964.3	1,932.2	1,778.2	1,721.3
Operating expenses*	680.9	710.8	712.1	669.9	699.1
Interest expense	34.4	39.9	38.9	38.9	39.2

Total benefits and expenses	2,547.1	2,715.0	2,683.2	2,487.0	2,459.6

Income before income taxes	313.0	183.4	191.5	278.1	310.4
Income taxes	84.5	44.9	54.8	92.2	104.9

Net income	$228.5	$138.5	$136.7	$185.9	$205.5

Benefit Ratios, including interest credited (% of total premiums):
Employee Benefits	78.9%	83.9%	83.1%	77.2%	74.7%
Individual Disability	63.9	65.8	67.3	66.8	69.3
Per Common Share Data:
Net income per basic common share	$5.16	$3.13	$3.05	$3.97	$4.20
Net income per diluted common share	5.13	3.12	3.04	3.95	4.19
Market value at year end	66.25	36.67	36.75	45.14	40.02
Dividends declared and paid	1.10	0.93	0.89	0.86	0.80
Basic weighted-average shares outstanding	44,243,364	44,283,771	44,876,650	46,774,277	48,932,908
Diluted weighted-average shares outstanding	44,527,405	44,359,891	45,016,070	47,006,228	49,044,543
Ending shares outstanding	44,126,389	44,419,448	44,268,859	46,159,387	47,744,524
Balance Sheet Data:
General account assets	$15,000.1	$14,637.0	$13,809.7	$13,029.0	$12,372.8
Separate account assets	6,393.2	5,154.3	4,593.5	4,787.4	4,174.5

Total assets	$21,393.3	$19,791.3	$18,403.2	$17,816.4	$16,547.3

Long-term debt	$551.9	$551.4	$300.9	$551.9	$553.2
Total liabilities	19,240.5	17,622.3	16,412.8	15,921.8	14,826.3
Total equity	2,152.8	2,169.0	1,990.4	1,894.6	1,721.0
Statutory Data:
Net gain from operations before federal income taxes and realized capital gains (losses)	$272.8	$182.3	$185.1	$317.4	$375.0
Net gain from operations after federal income taxes and before realized capital gains (losses)	197.9	138.8	143.1	202.4	251.4
Capital and surplus	1,359.0	1,259.6	1,193.1	1,226.8	1,243.2
Asset valuation reserve	127.5	117.5	107.2	95.6	89.7

*	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs, value of business acquired and other intangible assets.

2013 ANNUAL REPORT            17

Part II

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management believes that measuring return on average equity excluding after-tax net capital gains and losses from net income and AOCI from equity is important to investors because the turnover of our portfolio of fixed maturity securities may not be such that unrealized gains and losses reflected in AOCI are ultimately realized. Furthermore, management believes exclusion of AOCI provides investors with a better measure of return.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements. See Part I, Item 1A, “Risk Factors—Forward-Looking Statements.”

EXECUTIVE SUMMARY

StanCorp Financial Group, Inc., through its subsidiaries marketed as The Standard — Standard Insurance Company (“Standard”), The Standard Life Insurance Company of New York, Standard Retirement Services, Inc. (“Standard Retirement Services”), StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), StanCorp Investment Advisers, Inc., StanCorp Real Estate, LLC and StanCorp Equities, Inc. (“StanCorp Equities”) — is a leading provider of financial products and services. StanCorp’s subsidiaries offer group and individual disability insurance, group life and accidental death and dismemberment insurance (“AD&D”), group dental and group vision insurance, absence management services, retirement plans products and services, individual annuities, origination and servicing of fixed-rate commercial mortgage loans and investment advice.

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Years ended
	December 31,
(Dollars in millions except share data)	2013	2012	2011

Net income	$228.5	$138.5	$136.7
After-tax net capital losses	(9.4)	(5.4)	(4.5)

Net income excluding after-tax net capital losses	$237.9	$143.9	$141.2

Earnings per diluted common share:
Net income	$5.13	$3.12	$3.04
After-tax net capital losses	(0.21)	(0.12)	(0.10)

Net income excluding after-tax costs net capital losses	$5.34	$3.24	$3.14

Diluted weighted-average common shares outstanding	44,527,405	44,359,891	45,016,070

Net income excluding after-tax net capital losses was $5.34 per diluted share for 2013, compared to $3.24 per diluted share for 2012. The increase was primarily due to more favorable claims experience in Employee Benefits, lower operating expenses as a result of expense management actions, and higher earnings in the Asset Management and Individual Disability segments for 2013. Operating expenses were reduced by $20.6 million or $0.30 per diluted share for the first half of 2013 due to the amendment of the postretirement medical plan.

Net income excluding after-tax net capital losses was $3.24 per diluted share for 2012, compared to $3.14 per diluted share for 2011. The increase was primarily due to higher net investment income from bond call premiums and commercial mortgage loan prepayment fee revenues, higher premiums for Employee Benefits and Individual Disability, a lower effective income tax rate and higher earnings in

            18            STANCORP FINANCIAL GROUP, INC.

Asset Management. The increase was partially offset by a comparatively higher Employee Benefits benefit ratio as a result of a 95 basis point lower average discount rate in 2012 compared to 2011 used for newly established long term disability claim reserves.

Primary Drivers of 2013 Results and Outlook for 2014

We reported higher earnings in all of our businesses in 2013 compared to 2012. The primary drivers of our results for 2013 were the favorable claims experience in Employee Benefits, lower operating expenses as a result of expense management actions and higher earnings in our Asset Management and Individual Disability segments. We returned over $130 million of capital to shareholders through dividends and share repurchases.

The annual Employee Benefits benefit ratio was 78.9% for 2013, compared to 83.9% for 2012. The decrease in the annual benefit ratio was primarily due to pricing actions implemented on our long term disability business and an improvement in long term disability claims incidence. The annual Individual Disability benefit ratio was 63.9% for 2013, compared to 65.8% for 2012. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of the postretirement medical plan. Asset Management reported income before income taxes of $79.3 million for 2013, compared to $64.0 million for 2012. The increase was primarily due to higher administrative fee revenues as a result of the increase in assets under administration and lower benefits to policyholders as a result of favorable mortality experience in the individual annuity business.

We are seeing the benefits of a slowly improving economy as well as actions within our Employee Benefits businesses now that we are nearly complete with our re-pricing efforts related to higher long term disability claims incidence.

These results show our commitment to our strategy of obtaining and retaining profitable business. As we look to 2014, we will face ongoing macro-economic factors: a persistent low interest rate environment, a price sensitive group insurance marketplace, elevated unemployment levels and challenges to wage and employment growth of our customers. Despite these challenges, we will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength. We manage for long-term profitability by focusing on business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service.

We intend to preserve the value of our business by continuing to provide excellent service to our customers. We will optimize shareholder value through sustainable profitability by investing in new product and service capabilities and through the strategic use of capital. We believe these actions along with our strong performance in 2013 and a slowly improving economy position us well for growth in 2014 and beyond.

For a discussion of our consolidated results of operations and business segment results, see “Consolidated Results of Operations.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment valuations, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets, the reserves for future policy benefits and claims, pension and postretirement benefit plans and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. These estimates have a material effect on our results of operations and financial condition.

Investment Valuations

Fixed Maturity Securities

Capital gains and losses for fixed maturity securities are recognized using the specific identification method. If a fixed maturity security’s fair value declines below its amortized cost, we must assess the security’s impairment to determine if the impairment is other than temporary.

In our quarterly impairment analysis, we evaluate whether a decline in value of the fixed maturity security is other than temporary by considering the following factors:

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

2013 ANNUAL REPORT            19

Part II

If it is determined other-than-temporary impairments (“OTTI”) exists, we separate the OTTI of fixed maturity securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income. The cost basis of the fixed maturity security is permanently adjusted to reflect the credit related impairment. Once an impairment charge has been recorded, we continue to review the OTTI securities for further potential impairment.

We maintain an internally identified list of fixed maturity securities with characteristics that could indicate potential impairment (“watch list”). At December 31, 2013, our fixed maturity securities watch list totaled $2.4 million at fair value and $2.5 million at amortized cost. We recorded $1.1 million of OTTI related to credit loss due to impairments for 2013, compared to $3.2 million for 2012. We recorded no OTTI related to noncredit loss for 2013 and 2012. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities—Available-for-Sale” for further disclosures.

We will continue to evaluate our holdings; however, we currently expect the fair values of our investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of our fixed maturity securities significantly decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

In conjunction with determining the extent of credit losses associated with fixed maturity securities, we utilize certain information in order to determine the present value of expected cash flows discounted using pre-impairment yields. Some of these input factors include, but are not limited to, original scheduled contractual cash flows, current market spread information, risk-free rates, fundamentals of the industry and sector in which the issuer operates, and general market information.

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

Real Estate

Real estate is comprised of two components: real estate investments and real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”).

Our real estate investments are stated at cost less accumulated depreciation. Generally, we depreciate this real estate using the straight-line depreciation method with property lives varying from 30 to 40 years.

We record impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment loss is charged to capital losses, and the cost basis of the investment is permanently adjusted to reflect the impairment.

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

Total real estate was $65.7 million at December 31, 2013, compared to $95.5 million at December 31, 2012. The $29.8 million decrease in total real estate during 2013 was primarily due to the sale of Real Estate Owned and the impairments on Real Estate Owned.

            20            STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth the net balances of DAC, VOBA and other intangible assets:

	December 31,
(Dollars in millions)	2013	2012	Percent Change

DAC	$319.1	$284.9	12.0%
VOBA	20.1	23.4	(14.1)
Other intangible assets	32.1	38.2	(16.0)

Total DAC, VOBA and other intangible assets, net	$371.3	$346.5	7.2

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $68.7 million and $65.4 million at December 31, 2013 and 2012, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2013		December 31, 2012

(Dollars in millions)	Amount	Percent	Amount	Percent

DAC	$80.1	25.1%	$60.9	21.4%
VOBA	4.3	21.4	5.9	25.2

2013 ANNUAL REPORT            21

Part II

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, we revise these assumptions annually to reflect our current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. We recorded a reduction to VOBA of $1.0 million in 2013 and $0.8 million in 2012 due to changes in expected gross profits related to a block of claims assumed. We did not record a similar impairment for 2011. As a result of unlocking, the amortization schedule for future periods is also adjusted.

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended
	December 31,

(Dollars in millions)	2013	Dollar Change		2012	Dollar Change	2011

Decrease to DAC and VOBA	$1.7	$	---	$1.7	$0.8	$0.9

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from an Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 6.8 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $42.6 million and $36.5 million at December 31, 2013 and 2012, respectively.

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

The following table sets forth total reserve balances by reserve type:

	December 31,
(In millions)	2013	2012

Reserves:
Policy reserves	$1,073.3	$1,072.0
Claim reserves	4,773.6	4,771.2

Total reserves	$5,846.9	$5,843.2

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

            22            STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth total reserve balances by calculation methodology:

(In millions)	December 31, 2013	Percent of Total	December 31, 2012	Percent of Total

Reserves:
Reserves determined through prescribed methodology	$5,180.9	88.6%	$5,186.2	88.8%
Reserves determined by internally-developed formulas	650.5	11.1	648.2	11.1
Reserves based on subjective judgment	15.5	0.3	8.8	0.1

Total reserves	$5,846.9	100.0%	$5,843.2	100.0%

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

The following table sets forth policy reserves by block of business:

	December 31,
(In millions)	2013	2012

Policy reserves:
Individual disability insurance	$249.7	$233.7
Individual and group immediate annuity businesses	220.0	237.4
Individual life insurance	603.6	600.9

Total policy reserves	$1,073.3	$1,072.0

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

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.
•	Discount rates used to value expected future annuity payments.

2013 ANNUAL REPORT            23

Part II

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

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equal our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for IBNR claims are determined using our experience and consider actual historical incidence rates, claim-reporting patterns and the average cost of claims. The IBNR claim reserves are calculated using a company derived formula based primarily upon premiums, which is validated through a close examination of reserve run-out experience. The claim reserves are related to group and individual disability insurance and group life insurance products offered by our Employee Benefits and Individual Disability segments.

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

The following table sets forth total claim reserves by block of business:

	December 31,
(In millions)	2013	2012

Claim reserves:
Group disability insurance	$3,234.7	$3,250.7
Individual disability insurance	787.2	755.2
Group life insurance	751.7	765.3

Total claim reserves	$4,773.6	$4,771.2

Group and individual disability insurance

Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Trends in Key Assumptions

Key assumptions affecting our reserve calculations are:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

            24            STANCORP FINANCIAL GROUP, INC.

The following table sets forth the average discount rate used for newly incurred long term disability claim reserves and life waiver reserves:

	Years ended December 31,
	2013	2012	2011

Average discount rate	3.75%	4.18%	5.13%

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The decrease in the average discount rate from 2013 to 2012 was primarily the result of a continued low interest rate environment. A 25 basis point decrease in the discount rate for newly established long term disability claim reserves results in a corresponding decrease in quarterly pre-tax income of approximately $2 million. We do not adjust Employee Benefits premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of Employee Benefits premium rates due to sustained changes in investment yields can take from one to three years given that most contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in 2013 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long-term trends compared to reserving assumptions for our group long term disability insurance, we did not adjust our IBNR claim reserves 2013. We increased IBNR claim reserves totaling $3.7 million in 2012 while we did not adjust IBNR claim reserves in 2011.

We refined the claim termination rate assumptions for the reserves on a small block of individual disability claims based on a blend of our experience and industry data in 2013, 2012 and 2011, which resulted in an increase in reserves of $2.1 million, $4.9 million and $5.5 million, respectively. Our block of business is relatively small, and as a result, we view a blend of established industry tables and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and the use of available industry tables, and if necessary, will adjust reserves accordingly. We also refined our reserve calculation for certain other individual disability reserves, which resulted in a net increase in our individual disability reserves of $5.1 million in 2013 and a net decrease in our individual disability reserves of $1.1 million and $1.9 million in 2012 and 2011, respectively. The combination of these adjustments resulted in an overall net increase to individual disability reserves of $7.2 million, $3.8 million and $3.6 million in 2013, 2012 and 2011, respectively.

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our Employee Benefits lines of business of approximately +/-0.2% or $8 million. However, given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination rates over time could produce a change in reserves for our Employee Benefits lines outside of this range.

Pension and Postretirement Benefit Plans

We have two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is for all eligible employees and the agent pension plan is for former field employees and agents. The defined benefit pension plans provide benefits based on years of service and final average pay. Participation in the defined benefit pension plans is generally limited to eligible employees whose date of employment began before 2003. The employee pension plan is sponsored by StanCorp and the agent pension plan is sponsored by Standard. Both plans are administered by Standard Retirement Services and are closed for new participants. In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan.

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. As of January 1, 2006, participation in the postretirement benefit plan is closed to new participants. This plan is sponsored and administered by Standard. At the end of 2012, the postretirement benefit plan was amended to reduce future benefits to plan participants that were either not eligible to or chose not to retire on or before July 1, 2013. The 2012 amendment did not affect future benefits for employees who were retired as of July 1, 2013. In addition, as of December 31, 2011, the group term life insurance benefit was curtailed for plan participants who were not retired at December 31, 2011.

2013 ANNUAL REPORT            25

Part II

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

The weighted-average discount rate is an interest assumption used to convert the benefit payment stream to present value. The discount rate is selected based on the yield of a portfolio of high-quality corporate bonds with durations that are similar to the expected distributions from the employee benefit plan.

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

For the postretirement benefit plan, the expected long-term rate of return on assets was developed by considering the historical returns and the future expectations for returns, as well as the target asset allocation. In addition, the assumption for the health care cost trend rates also affect expenses and liabilities for the postretirement benefit plan. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(In millions)	Increase	Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.5	(1.3)

Our discount rate assumption is reviewed annually, and we use a December 31 measurement date for each of our plans. For more information concerning our pension and postretirement plans, see Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Retirement Benefits.”

Income Taxes

We file a U.S. consolidated income tax return that includes all subsidiaries. Our U.S. income tax is calculated using regular corporate income tax rates on a tax base determined by laws and regulations administered by the Internal Revenue Service. We also file corporate income tax returns in various states. The provision for income taxes includes amounts currently payable and deferred amounts that result from temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse.

GAAP requires management to use a more likely than not standard to evaluate whether, based on available evidence, each deferred tax asset will be realized. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized. We have recorded a deferred tax asset for loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset for federal loss carryforwards will be realized. The amount of the deferred tax asset considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Management has established a valuation allowance on some state and local loss carryforwards which it believes are not likely to be realized.

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

            26            STANCORP FINANCIAL GROUP, INC.

BASIS OF PRESENTATION

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in Insurance Services and administrative fee and net investment income growth in Asset Management have been the primary drivers of consolidated revenue growth.

Premiums

Premiums for Insurance Services are the primary driver of consolidated premiums and are affected by sales, persistency, organic growth in our Employee Benefits segment, which is derived from existing policyholders’ employment and wage growth, and Experience Rated Refunds (“ERRs”). ERRs represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provide for additional premiums to be paid when claims experience is less favorable than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

Premiums for Asset Management are generated from sales of life-contingent annuities, which are a single-premium product. Due to the competitive nature of single-premium products, premiums received by Asset Management can fluctuate widely from quarter to quarter due to low sales volume of life-contingent annuities and the varying size of single premiums. Increases or decreases in premiums for life-contingent annuities generally correlate with corresponding increases or decreases in benefits to policyholders.

Administrative Fees

Administrative fees for Asset Management include asset-based and plan-based fees related to our retirement plans and private client wealth management businesses, and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fees is the level of assets under administration for retirement plans, which is driven by equity and debt market performance and net customer deposits. Assets under administration that produce administrative fees include retirement plan group annuity and separate account products, retirement plan trust products, private client wealth management and commercial mortgage loans under administration for other investors.

Administrative fees for Insurance Services are primarily derived from insurance products for which we provide only administrative services and absence management services.

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, portfolio yields, fluctuations in the change in fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our indexed annuity product, commercial mortgage loan prepayment fee revenues, bond call premiums on fixed maturity securities and operating losses related to our tax-advantaged investments.

Net Capital Gains and Losses

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

Benefits and Expenses

Benefits and expenses are amounts we pay to or on behalf of policyholders, interest credited to policyholders, commissions and bonuses, and other expenses.

Benefits to Policyholders

Benefits to policyholders for Insurance Services are primarily affected by the following factors:

•	Reserves that are established in part based on premium levels.
•

Claims experience – the predominant factors affecting claims experience are claims incidence, measured by the number of claims, and claims severity, measured by the magnitude of the claim and the length of time a disability claim is paid.

•

Reserve assumptions – the assumptions used to establish the related reserves reflect expected incidence and severity, and the discount rate. The discount rate is affected by new money investment rates and the overall portfolio yield. See “Critical Accounting Policies and Estimates – Reserves for Future Policy Benefits and Claims.”

Benefits to policyholders for Asset Management primarily represent current benefits and the change in reserves for future benefits on life-contingent annuities. Changes in the level of benefits to policyholders will generally correlate to changes in premium levels because these annuities are primarily single-premium life-contingent annuity products with a significant portion of all premium payments established as reserves.

2013 ANNUAL REPORT            27

Part II

Benefit Ratio

The benefit ratio for the Employee Benefits and Individual Disability segments is calculated as benefits to policyholders and interest credited as a percentage of premiums and is used to provide a measurement of claims normalized for growth in our in force block.

Discount Rate

The discount rate for newly established claim reserves is reviewed quarterly and, if necessary, is adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. A 25 basis point increase or decrease in the discount rate for newly established claim reserves results in a corresponding increase or decrease in quarterly pre-tax income of approximately $2 million. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) in Asset Management and interest paid on life insurance proceeds on deposit in Insurance Services. Interest credited is primarily affected by the following factors:

•	Changes in general account assets under administration.
•	Changes in new investment interest rates and overall portfolio yield, which influence our interest-crediting rate for our customers.
•	Persistency.
•	Changes in the fair value of the index-based interest guarantees. The changes may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility.

Commissions and Bonuses

Commissions and bonuses primarily represent sales-based compensation, which can vary depending on the product, the structure of the commission program and other factors such as customer retention, sales, in force premium, growth in assets under administration and the profitability of business in each of our segments.

Net Change in DAC, VOBA and Other Intangible Assets

We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting. These costs are then amortized into expenses over a period not to exceed the life of the related policies, which for Employee Benefits contracts is the initial premium rate guarantee period and averages 2.5 years. VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. A portion of VOBA is amortized each year to achieve matching against expected gross profits. Our other intangible assets, consisting of customer lists and marketing agreements, are also subject to amortization. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets.”

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income and because of the inclusion of state and local income taxes, net of the federal tax benefit.

            28            STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations and key indicators:

	Years ended December 31,
(Dollars in millions)	2013	Percent Change	2012	Percent Change	2011
Revenues:
Premiums	$2,124.3	(1.8)%	$2,163.9	0.5%	$2,153.3
Administrative fees	121.6	6.0	114.7	(0.7)	115.5
Net investment income	629.9	0.2	628.5	2.6	612.8
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities —available-for-sale	(1.1)	(65.6)	(3.2)	77.8	(1.8)
All other net capital losses	(14.6)	165.5	(5.5)	7.8	(5.1)

Total net capital losses	(15.7)	80.5	(8.7)	26.1	(6.9)

Total revenues	2,860.1	(1.3)	2,898.4	0.8	2,874.7

Benefits and expenses:
Benefits to policyholders	1,655.4	(7.7)	1,793.0	1.2	1,771.2
Interest credited	176.4	3.0	171.3	6.4	161.0
Operating expenses	442.6	(5.9)	470.5	(0.1)	471.2
Commissions and bonuses	207.9	2.1	203.7	(6.9)	218.7
Premium taxes	35.3	(5.9)	37.5	2.2	36.7
Interest expense	34.4	(13.8)	39.9	2.6	38.9
Net increase in DAC, VOBA and other intangible assets	(4.9)	444.4	(0.9)	(93.8)	(14.5)

Total benefits and expenses	2,547.1	(6.2)	2,715.0	1.2	2,683.2

Income before income taxes	313.0	70.7	183.4	(4.2)	191.5
Income taxes	84.5	88.2	44.9	(18.1)	54.8

Net income	$228.5	65.0	$138.5	1.3	$136.7

Key indicators:
Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	78.9%		83.9%		83.1%
Individual Disability	63.9		65.8		67.3
Total assets under administration	$24,695.0	13.8%	$21,692.3	6.2%	$20,433.7
Consolidated portfolio yields:
Fixed maturity securities	4.34%		4.66%		5.08%
Commercial mortgage loans	5.84		6.09		6.34
Combined federal and state effective income tax rate	27.0		24.5		28.6

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net income for 2013 was $228.5 million, compared to $138.5 million for 2012. The increase in net income was primarily due to more favorable claims experience in Employee Benefits, lower operating expenses as a result of expense management actions, and higher earnings in the Asset Management and Individual Disability segments for 2013. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of the postretirement medical plan.

Revenues

The decrease in revenues for 2013 compared to 2012 was primarily due to a decrease in Employee Benefits premiums. The decrease was partially offset by an increase in Individual Disability premiums and an increase in administrative fees from Asset Management. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Premiums

The decrease in premiums for 2013 compared to 2012 was primarily due to a decrease in Employee Benefits premiums as a result of lower Employee Benefits sales and from the impact of ERRs. See “Business Segments—Insurance Services.”

2013 ANNUAL REPORT            29

Part II

Administrative Fees

The increase in administrative fees for 2013 compared to 2012 was primarily due to the increase in administrative fees from Asset Management as a result of an increase in assets under administration related to higher equity values for retirement plan assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The increase in net investment income for 2013 compared to 2012 was primarily due to higher contributions from the change in fair value of our S&P 500 Index options related to our indexed annuity product. In addition, commercial mortgage loan prepayment fee revenues contributed $16.6 million to net investment income in 2013, compared to $13.2 million in 2012. These increases were partially offset by lower average portfolio yields for both fixed maturity securities and commercial mortgage loans, and lower bond call premiums of $5.3 million in 2013, compared to $8.0 million in 2012. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Net Capital Gains and Losses

The increase in net capital losses for 2013 compared to 2012 was primarily due to an increase in the provision to our commercial mortgage loan loss allowance and capital losses on Real Estate Owned. These capital losses were partially offset by net capital gains related to the sale of certain fixed maturity securities. See “Business Segments—Other.”

Benefits to Policyholders

The decrease in benefits to policyholders for 2013 compared to 2012 was primarily due to more favorable claims experience in Employee Benefits. See “Business Segments—Insurance Services.”

Interest Credited

The increase in interest credited for 2013 compared to 2012 was primarily due to growth in our retirement plan general account assets under administration and individual fixed-rate annuity assets under administration, partially offset by a decrease in the average interest-crediting rate for our annuity products. See “Business Segments—Asset Management.”

Operating Expenses

The decrease in operating expenses for 2013 compared to 2012 was primarily due to expense management actions. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of the postretirement medical plan. See “Business Segments—Other.”

Net Change in DAC, VOBA and Other Intangible Assets

The net increase in DAC, VOBA and other intangible assets was primarily due to higher Employee Benefits commissions and bonuses in 2013 compared to 2012.

Income Taxes

The increase in the effective income tax rate for 2013 compared to 2012 was primarily due to higher taxable income relative to permanent book-to-tax differences for 2013. The increase was partially offset by the utilization of tax credits from tax-advantaged investments. See Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7—Income Taxes” for more information.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net income for 2012 was $138.5 million, compared to $136.7 million for 2011. The increase in net income was primarily due to higher net investment income from bond call premiums and commercial mortgage loan prepayment fee revenues, higher premiums in Employee Benefits, a lower effective income tax rate and higher earnings in Asset Management. The increase was partially offset by a comparatively higher Employee Benefits benefit ratio as a result of a 95 basis point lower average discount rate in 2012 compared to 2011 used for newly established long term disability claim reserves.

Revenues

The increase in revenues for 2012 compared to 2011 was primarily due to an increase in net investment income, which was primarily due to higher bond call premiums and commercial mortgage loan prepayment fee revenues, and an increase in premiums from Employee Benefits. Bond call premiums increased to $8.0 million for 2012, compared to $7.1 million for 2011. Commercial mortgage loan prepayment fees increased to $13.2 million for 2012, compared to $7.5 million for 2011.

Premiums

The increase in premiums for 2012 compared to 2011 was primarily due to the impact of ERRs for 2012 in Employee Benefits. ERRs increased Employee Benefits premiums by $4.0 million for 2012, and decreased Employee Benefits premiums by $12.5 million for 2011. See “Business Segments—Insurance Services”

            30            STANCORP FINANCIAL GROUP, INC.

Administrative Fees

The decrease in administrative fees for 2012 compared to 2011 was primarily related to a decrease in average retirement plan trust assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The increase in net investment income for 2012 compared to 2011 was primarily due to favorable changes in the fair value of our S&P 500 Index options and increases in bond call premiums and commercial mortgage loan prepayment fee revenues. Also contributing to the increase in net investment income for 2012 was an increase in average retirement plan general account assets under administration. Partially offsetting the increase to net investment income was lower average portfolio yields for both fixed maturity securities and commercial mortgage loans and higher operating losses on our tax-advantaged investments. The benefits from these investments are recorded as either a reduction to income taxes or a reduction of state premium taxes. See “Business Segments—Asset Management.”

Benefits to Policyholders

The increase in benefits to policyholders for 2012 compared to 2011 was primarily due to a 95 basis point decrease in the average discount rate used for newly established long term disability claim reserves. See “Business Segments—Insurance Services”

Interest Credited

The increase in interest credited for 2012 compared to 2011 was primarily due to growth in our average individual annuity assets under administration. Also contributing to the increase in interest credited for 2012 was a $5.1 million increase in the change in fair value of the index-based interest guarantees. See “Business Segments—Asset Management.”

Operating Expenses

The decrease in operating expenses for 2012 compared to 2011 was primarily due to $11.0 million of project costs for information technology service changes in 2011, which did not recur in 2012. The $11.0 million of project costs were recorded in our Other category. The decrease was partially offset by an increase in incentive compensation expenses for 2012 compared to 2011.

Commissions and Bonuses

The decrease in commissions and bonuses for 2012 compared to 2011 was primarily due to lower Employee Benefits sales for 2012.

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for 2012 compared to 2011 was primarily due to a decrease in deferral of acquisition costs and an increase in amortization of DAC, VOBA and other intangible assets. Deferrals of acquisition costs decreased to $71.4 million in 2012, compared to $81.7 million in 2011 primarily due to lower Employee Benefits sales for 2012. Amortization of DAC, VOBA and other intangible assets increased to $70.5 million for 2012, compared to $67.2 million for 2011 primarily due to higher Asset Management earnings, as amortization fluctuates with changes in estimated gross profit.

Income Taxes

The decrease in the effective tax rate for 2012 compared to 2011 was primarily due to the utilization of tax credits from tax-advantaged investments. The effective tax rate was also lower due to permanent book-to-tax differences relative to a lower level of taxable income for 2012.

BUSINESS SEGMENTS

We collectively view and operate our businesses as Insurance Services and Asset Management, which both deliver distinct value to customers and shareholders. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Asset Management is reported as a separate reportable segment. Holding company and corporate activities are reported in the Other category. Due to the growth in the Individual Disability business in relation to total Insurance Services over the last several years, Individual Disability has become a separate reportable product segment within Insurance Services in 2013. Resources are allocated and performance is evaluated at the segment level. Insurance Services include our traditional risk acceptance businesses that reflect the application of our specialized expertise in the development, underwriting and administration of insurance products and services. Insurance Services offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. Asset Management provides investment and asset management products and services and offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Asset Management also offers investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans and individual

2013 ANNUAL REPORT            31

Part II

fixed-rate annuity products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Years ended December 31,
	2013	2012	2011
Employee Benefits	76.8%	78.2%	78.7%
Individual Disability	8.4	7.9	7.8
Total Insurance Services	85.2	86.1	86.5
Asset Management	14.8	13.9	13.5

            32            STANCORP FINANCIAL GROUP, INC.

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments.

The following tables set forth our Insurance Services results of operations and key indicators:

	Years ended December 31,
(Dollars in millions)	2013	Percent Change	2012	Percent Change	2011
Revenues:
Premiums:
Group life and AD&D	$849.7	(3.8)%	$883.7	(1.0)%	$892.6
Group long term disability	783.0	(2.3)	801.4	(0.2)	803.3
Group short term disability	229.0	7.7	212.6	2.2	208.0
Group other	78.3	(0.8)	78.9	(3.3)	81.6
Experience rates refunds	(13.1)	(427.5)	4.0	132.0	(12.5)

Total Employee Benefits premiums	1,926.9	(2.7)	1,980.6	0.4	1,973.0
Individual Disability	190.5	7.9	176.6	2.5	172.3

Total premiums	2,117.4	(1.8)	2,157.2	0.6	2,145.3

Administrative fees:
Employee Benefits	15.1	10.2	13.7	14.2	12.0
Individual Disability	0.2	---	0.2	(33.3)	0.3

Total administrative fees	15.3	10.1	13.9	13.0	12.3

Net investment income:
Employee Benefits	267.8	(6.4)	286.0	(0.9)	288.6
Individual Disability	52.8	(1.7)	53.7	1.9	52.7

Total net investment income	320.6	(5.6)	339.7	(0.5)	341.3

Total revenues	2,453.3	(2.3)	2,510.8	0.5	2,498.9

Benefits and expenses:
Benefits to policyholders:
Employee Benefits	1,515.9	(8.5)	1,657.1	1.4	1,635.0
Individual Disability	121.8	4.8	116.2	0.3	115.9

Total benefits to policyholders	1,637.7	(7.6)	1,773.3	1.3	1,750.9

Interest credited:
Employee Benefits	4.3	2.4	4.2	(8.7)	4.6
Individual Disability	---	---	---	---	---

Total interest credited	4.3	2.4	4.2	(8.7)	4.6

Operating expenses:
Employee Benefits	313.3	(3.2)	323.6	3.6	312.3
Individual Disability	26.7	4.7	25.5	(3.4)	26.4

Total operating expenses	340.0	(2.6)	349.1	3.1	338.7

Commissions and bonuses:
Employee Benefits	126.7	1.3	125.1	(8.8)	137.1
Individual Disability	47.5	(0.2)	47.6	(0.8)	48.0

Total commissions and bonuses	174.2	0.9	172.7	(6.7)	185.1

Premium taxes:
Employee Benefits	31.3	(6.8)	33.6	1.8	33.0
Individual Disability	3.9	---	3.9	8.3	3.6

Total premium taxes	35.2	(6.1)	37.5	2.5	36.6

Net (increase) decrease in DAC, VOBA and other intangible assets:
Employee Benefits	1.9	(72.5)	6.9	260.5	(4.3)
Individual Disability	(12.4)	(2.4)	(12.7)	(8.6)	(13.9)

Total DAC, VOBA and other intangible assets	(10.5)	81.0	(5.8)	(68.1)	(18.2)

Total benefits and expenses	2,180.9	(6.4)	2,331.0	1.4	2,297.7

Income before income taxes	$272.4	51.5	$179.8	(10.6)	$201.2

2013 ANNUAL REPORT            33

Part II

	Years ended December 31,
(Dollars in millions)	2013	Percent Change	2012	Percent Change	2011
Key indicators:
Sales (annualized new premiums) reported at contract effective date:
Employee Benefits	$222.1	(9.3)%	$245.0	(27.2)%	$336.4
Individual Disability	21.3	0.9	21.1	(5.0)	22.2

Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	78.9%		83.9%		83.1%
Individual Disability	63.9		65.8		67.3

Operating expense ratio (% of premiums):
Employee Benefits	16.3		16.3		15.8
Individual Disability	14.0		14.4		15.3

Average discount rate	3.75		4.18		5.13

Persistency (% of premiums):
Employee Benefits	86.7		86.7		88.8
Individual Disability	94.5		95.0		95.1

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Income before income taxes for Insurance Services was $272.4 million for 2013, compared to $179.8 million for 2012. The increase in income before income taxes was primarily due to more favorable claims experience in Employee Benefits, partially offset by lower Employee Benefits premiums and lower net investment income.

Premiums

The decrease in premiums for Employee Benefits for 2013 compared to 2012 was primarily due to lower Employee Benefits sales for 2013 and from the impact of ERRs. ERRs decreased premiums by $13.1 million for 2013 and increased premiums by $4.0 million for 2012. See “Basis of Presentation—Premiums” for more information regarding ERRs.

The increase in premiums for Individual Disability for 2013 compared to 2012 was primarily due to a high persistency level and sales for 2013.

Net Investment Income

The decrease in net investment income for Insurance Services for 2013 compared to 2012 was primarily due to lower portfolio yields on fixed maturity securities and commercial mortgage loans. In addition, bond call premiums decreased to $2.0 million for 2013, compared to $5.3 million for 2012 and operating losses on tax-advantaged investments increased to $11.9 million for 2013, compared to $9.5 million for 2012. The decrease in net investment income was partially offset by an increase in commercial mortgage loan prepayment fee revenues to $10.0 million for 2013, compared to $7.8 million for 2012.

Benefits to Policyholders (including interest credited)

The decrease in benefits to policyholders (including interest credited) for Insurance Services for 2013 compared to 2012 was primarily due to comparatively favorable claims experience in the Employee Benefits segment.

The benefit ratio for Employee Benefits was 78.9% for 2013 compared to 83.9% for 2012. The decrease was partially offset by a 43 basis point lower average discount rate for 2013 compared to 2012 used for newly established long term disability claims reserves. Claims experience can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

The benefit ratio for Individual Disability decreased to 63.9% for 2013, compared to 65.8% for 2012. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis. See “Critical Accounting Policies and Estimates—Investment Valuations—Claim Reserves” for more information.

Operating Expenses

The decrease in operating expenses for Insurance Services for 2013 compared to 2012 was primarily due to expense management actions, which reduced headcount and other non-compensation related expenses to align operating expenses with lower anticipated premium levels.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The decrease in income before income taxes for Insurance Services for 2012 compared to 2011 primarily due to a comparatively higher Employee Benefits benefit ratio as a result of a 95 basis point lower average discount rate used for newly established long term

            34            STANCORP FINANCIAL GROUP, INC.

disability claim reserves, partially offset by higher premiums for Employee Benefits and a lower Individual Disability benefit ratio. In addition, bond call premiums and commercial mortgage loan prepayment fee revenues added $13.1 million of income before income taxes for 2012, compared to $4.9 million for 2011, offsetting the effects of lower portfolio yields on invested assets.

Premiums

The increase in premiums for Employee Benefits for 2012 compared to 2011 was primarily due to more favorable ERRs, partially offset by lower Employee Benefits sales and persistency for 2012. ERRs increased premiums by $4.0 million for 2012 and decreased premiums by $12.5 million for 2011.

The increase in premiums for Individual Disability for 2012 compared to 2011 was primarily due to a high persistency level and sales for 2012.

Benefits to Policyholders (including interest credited)

The increase in benefits to policyholders (including interest credited) for Insurance Services for 2012 compared to 2011 was primarily due to a 95 basis point decrease in the average discount rate used for newly established long term disability claim reserves. In addition, we recorded a net increase in group long term disability reserves of $3.7 million, and a net increase in Individual Disability reserves of $3.8 million as part of our regular annual assessments of the adequacy of reserves for 2012. We recorded a net increase in Individual Disability claims reserves of $3.6 million and made no similar adjustments to group long term disability reserves for 2011. See “Critical Accounting Policies and Estimates” for more information.

The benefit ratio for Individual Disability decreased to 65.8% for 2012, compared to 67.3% for 2011.

Operating Expenses

The increase in operating expenses for Insurance Services for 2012 compared to 2011 was primarily related to increased compensation related costs.

Asset Management

The following tables sets forth our Asset Management results of operations and key indicators:

	Years ended
	December 31,
(Dollars in millions)	2013	Percent Change	2012	Percent Change	2011
Revenues:
Premiums:
Retirement plans	$2.2	15.8%	$1.9	(5.0)%	$2.0
Individual annuities	4.7	(2.1)	4.8	(20.0)	6.0

Total premiums	6.9	3.0	6.7	(16.3)	8.0

Administrative fees:
Retirement plans	93.3	6.0	88.0	(2.2)	90.0
Other financial services business	31.6	2.6	30.8	3.0	29.9

Total administrative fees	124.9	5.1	118.8	(0.9)	119.9

Net investment income:
Retirement plans	103.2	8.7	94.9	5.0	90.4
Individual annuities	177.2	3.9	170.6	6.0	161.0
Other financial services business	12.8	(2.3)	13.1	15.9	11.3

Total net investment income	293.2	5.2	278.6	6.1	262.7

Total revenues	425.0	5.2	404.1	3.5	390.6

Benefits and expenses:
Benefits to policyholders:	17.7	(10.2)	19.7	(3.0)	20.3
Interest credited	172.1	3.0	167.1	6.8	156.4
Operating expenses	116.5	(0.8)	117.4	1.9	115.2
Commissions and bonuses	33.7	8.7	31.0	(7.7)	33.6
Premium taxes	0.1	n.m. *	---	n.m. *	0.1
Net decrease in DAC, VOBA and other intangible assets	5.6	14.3	4.9	32.4	3.7

Total benefits and expenses	345.7	1.6	340.1	3.3	329.3

Income before income taxes	$79.3	23.9	$64.0	4.4	$61.3

* n.m. = not a material change

2013 ANNUAL REPORT            35

Part II

	Years ended December 31,
(Dollars in millions)	2013	Percent Change	2012	Percent Change	2011
Key indicators:
Individual annuity sales	$387.9	6.5%	$364.2	(11.2)%	$410.3
Assets under administration:
Retirement plans general account	2,351.5	19.4	1,968.7	13.8	1,730.2
Retirement plans separate account	6,393.2	24.0	5,154.3	12.2	4,593.5

Total retirement plans insurance products	8,744.7	22.8	7,123.0	12.6	6,323.7
Retirement plans trust products	8,601.7	11.2	7,732.4	3.9	7,441.2
Individual annuities	3,378.9	5.4	3,206.4	7.8	2,975.7
Commercial mortgage loans for other investors	3,056.0	9.9	2,781.5	3.3	2,691.6
Private client wealth management	913.7	7.6	849.0	(15.2)	1,001.5

Total assets under administration	$24,695.0	13.8	$21,692.3	6.2	$20,433.7

Interest credited (% of net investment income):
Retirement plans	54.5%		53.7%		54.6%
Individual annuities	65.4		68.1		66.5
Retirement plans annualized operating expenses (% of average assets under administration)	0.52%		0.59%		0.58%
Commercial mortgage loans originated	$1,303.1	10.0%	$1,184.2	17.5%	$1,007.7

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Income before income taxes for Asset Management was $79.3 million for 2013, compared to $64.0 million for 2012. The increase was primarily due to higher administrative fee revenues as a result of the increase in assets under administration and lower benefits to policyholders as a result of favorable mortality experience in the individual annuity business. In addition, bond call premiums and commercial mortgage loan prepayment fees and their related affect on DAC amortization added $8.6 million of income before income taxes for 2013, compared to $6.6 million for 2012. Income before income taxes also increased $2.6 million for 2013 and $0.2 million for 2012 as a result of the change in fair values of the hedging assets and liabilities related to our equity-indexed annuity product.

Administrative Fees

The increase in administrative fees for Asset Management for 2013 compared to 2012 was primarily due to an increase in assets under administration. Assets under administration increased 13.8% to $24.70 billion at December 31, 2013, compared to $21.69 billion at December 31, 2012, primarily due to higher equity values for retirement plan assets under administration.

Net Investment Income

The increase in net investment income for Asset Management for 2013 compared to 2012 was primarily due to a higher contribution from the change in fair value of our S&P 500 Index options related to our equity-indexed annuity product. The change in fair value of our S&P 500 Index options in 2013 was $14.4 million compared to $7.8 million in 2012. In addition, bond call premiums and commercial mortgage loan prepayment fees added $9.9 million to net investment income for 2013, compared to $8.0 million for 2012. These increases were partially offset by lower portfolio yields for both fixed maturity securities and commercial mortgage loans.

Benefits to Policyholders

The decrease in benefits to policyholders for Asset Management for 2013 compared to 2012 was primarily due to favorable mortality experience in the individual annuity business.

Interest Credited

The increase in interest credited for Asset Management for 2013 compared to 2012 was primarily due to growth in our retirement plan general account assets under administration and individual fixed-rate annuity assets under administration, partially offset by a decrease in the average interest-crediting rate for our annuity products.

Operating Expenses

The decrease in operating expenses for Asset Management for 2013 compared to 2012 was primarily due to expense management actions, which reduced headcount and other non-compensation related expenses.

            36            STANCORP FINANCIAL GROUP, INC.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Income before income taxes for Asset Management was $64.0 million for 2012, compared to $61.3 million for 2011. The increase was primarily a result of the change in fair values of the hedging assets and liabilities related to our equity indexed annuity product. The net change in the hedging assets and liabilities related to our equity indexed annuity product was $0.2 million for 2012 and negative $1.0 million for 2011. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Derivative Financial Instruments.”

Administrative Fees

The decrease in administrative fees for Asset Management for 2012 compared to 2011 was primarily due to a lower amount of average retirement plan trust assets under administration during 2012. The average retirement plan trust assets under administration were $7.79 billion and $8.11 billion for 2012 and 2011, respectively.

Net Investment Income

The increase in net investment income for Asset Management for 2012 compared to 2011 was primarily due to an increase in individual annuity assets under administration and an increase in retirement plan general account assets under administration. Net investment income also increased due to a higher contribution from the change in fair value of our S&P 500 Index options related to our indexed annuity product and an increase in commercial mortgage loan prepayment fees. The change in fair value of our S&P 500 Index options in 2012 was an increase of $7.8 million compared to a decrease of $0.2 million for 2011. Commercial mortgage loan prepayment fees were $5.4 million for 2012, compared to $3.5 million for 2011. These increases were partially offset by lower portfolio yields for fixed maturity securities and commercial mortgage loans in addition to a decrease in bond call premiums received on fixed maturity securities. Consolidated portfolio yields for fixed maturity securities and commercial mortgage loans were 4.66% and 6.09% for 2012, respectively, and 5.08% and 6.34% for 2011, respectively. Bond call premiums were $2.6 million for 2012 compared to $6.3 million for 2011.

Interest Credited

The increase in interest credited for Asset Management for 2012 compared to 2011 was primarily due to the change in fair value of our index-based interest guarantees, and an increase in our individual fixed-rate annuity and retirement plan general account assets under administration. The change in fair value of index-based interest guarantees was $6.4 million for 2012 compared to $1.3 million for 2011.

Operating Expenses

The increase in operating expenses for Asset Management for 2012 compared to 2011 was primarily due to increased business related service and administrative costs.

2013 ANNUAL REPORT            37

Part II

Other

We report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results and key indicators for the Other category:

	Years ended December 31,
(Dollars in millions)	2013	Dollar Change	2012	Dollar Change	2011

Revenues:
Administrative fees	$(18.6)	$(0.6)	$(18.0)	$(1.3)	$(16.7)
Net investment income	16.1	5.9	10.2	1.4	8.8
Net capital losses:
OTTI on fixed maturity securities	(1.1)	2.1	(3.2)	(1.4)	(1.8)
All other net capital losses	(14.6)	(9.1)	(5.5)	(0.4)	(5.1)

Total net capital losses	(15.7)	(7.0)	(8.7)	(1.8)	(6.9)

Total revenues	(18.2)	(1.7)	(16.5)	(1.7)	(14.8)

Benefits and expenses:
Operating expenses	(13.9)	(17.9)	4.0	(13.3)	17.3
Interest expense	34.4	(5.5)	39.9	1.0	38.9

Total benefits and expenses	20.5	(23.4)	43.9	(12.3)	56.2

Loss before income taxes	$(38.7)	21.7	$(60.4)	10.6	$(71.0)

Key indicators:
Net capital gains (losses):
Fixed maturity securities	$7.5	$1.7	$5.8	$(3.3)	$9.1
Commercial mortgage loans	(13.5)	(1.6)	(11.9)	19.9	(31.8)
Real estate investments	0.6	0.6	---	(34.7)	34.7
Real Estate Owned	(7.2)	(5.0)	(2.2)	14.3	(16.5)
Other	(3.1)	(2.7)	(0.4)	2.0	(2.4)

Total net capital losses	$(15.7)	(7.0)	$(8.7)	(1.8)	$(6.9)

Provision in our commercial mortgage loan loss allowance	$(15.9)	$(2.5)	$(13.4)	$19.3	$(32.7)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The Other category reported a loss before income taxes of $38.7 million for 2013, compared to a loss before income taxes of $60.4 million for 2012. Net capital losses were $15.7 million for 2013, compared to $8.7 million for 2012. The loss before income taxes for 2013 included lower operating expenses, higher net investment income and lower interest expense.

Net Investment Income

The increase in net investment income for Other for 2013 compared to 2012 was primarily due to interest income from fixed maturity securities of $11.0 million for 2013, compared to $9.0 million for 2012, which was primarily due to a larger amount of invested assets allocated to the Other category. In addition, operating losses related to our tax-advantaged investments decreased to $2.0 million for 2013, compared to $3.8 million for 2012.

Net Capital Losses

The increase in net capital losses for Other for 2013 compared to 2012 was primarily due to the provision to our commercial mortgage loan loss allowance and capital losses on Real Estate Owned. These capital losses were partially offset by net capital gains related to the sale of certain fixed maturity securities.

Operating Expenses

The decrease in operating expenses for Other for 2013 compared to 2012 was primarily due to the result of expense management actions. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of the postretirement medical plan.

            38            STANCORP FINANCIAL GROUP, INC.

Interest Expense

On August 10, 2012, we issued $250 million of 5.00%, 10-year senior notes (“2022 Senior Notes”). On September 28, 2012, we used the net proceeds from the issuance to repay our $250 million of 6.875%, 10-year senior notes (“2012 Senior Notes”) due October 1, 2012. The decrease in interest expense for Other for 2013 compared to 2012 was primarily due to the overlap of the outstanding 2022 Senior Notes with the 2012 Senior Notes, and the lower interest rate on the 2022 Senior Notes resulting in lower interest expense for 2013 of approximately $5 million.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The decrease in the loss before income taxes for Other for 2012 compared to 2011 was primarily due to higher operating expenses for 2011 related to project costs for information technology service changes, which did not recur in 2012.

Net Capital Losses

The increase in net capital losses for Other for 2012 compared to 2011 was primarily due to lower capital gains on the sale of real estate investments for 2012 compared to 2011, partially offset by a lower increase to the provision to our commercial mortgage loan loss allowance and lower losses on Real Estate Owned.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at December 31, 2013.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.25%, or $302.8 million, of our fixed maturity securities portfolio at December 31, 2013. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of the commercial mortgage loan portfolio contains this prepayment provision. Approximately 1% of the commercial mortgage loan portfolio, without a make-whole prepayment provision, contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Our financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. We have analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2013 and 2012, using a hypothetical 10% increase in interest rates and related qualitative information on how we manage interest rate risk. The interest rate sensitivity analysis was based upon our fixed maturity securities and commercial mortgage loans held at December 31, 2013 and 2012. Interest rate sensitivity of our financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year-end 10-year U.S. Government Treasury bond yield, or 0.30% and 0.18% for the 2013 and 2012 analyses, respectively. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using our payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of our financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of our financial assets that resulted from the model was estimated to be $164 million and $99 million at December 31, 2013 and 2012, respectively.

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

2013 ANNUAL REPORT            39

Part II

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $279.6 million, $375.7 million and $254.1 million for 2013, 2012 and 2011, respectively. These changes were mainly due to fluctuations in future policy benefits and claims due to favorable claims experience in Employee Benefits and other assets and other liabilities, mainly attributable to timing differences. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows provided by operating activities are affected by the timing of premiums, administrative fee revenues, and investment income received and expenses paid.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds from investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $504.3 million, $763.0 million and $595.4 million for 2013, 2012 and 2011, respectively. The decrease in net cash used in investing activities for 2013 compared to 2012 was primarily due to an increase in proceeds from the sale or repayment of commercial mortgage loans partially offset by an increase in acquisition or origination of commercial mortgage loans. Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% in commercial mortgage loans. At December 31, 2013, total cash and investments consisted of 54.1% fixed maturity securities, 41.1% commercial mortgage loans, 2.9% cash and cash equivalents, 1.4% other invested assets and 0.5% real estate.

Fixed Maturity Securities

We maintain prudent diversification across industries, issuers and maturities. We have avoided the types of structured products that we believe are not adequately transparent to allow for good decision making. Our corporate bond industry diversification targets are based on the Bank of America Merrill Lynch U.S. Corporate Index, which we believe reasonably reflects the mix of issuers broadly available in the market. Our fixed maturity securities rated below investment grade are primarily managed by a third party.

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

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	December 31, 2013
(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Fixed maturity securities:
Corporate bonds:
Basic industry	$406.4	$18.4	$(7.9)	$416.9
Capital goods	797.6	38.9	(12.3)	824.2
Communications	335.3	18.6	(4.0)	349.9
Consumer cyclical	511.9	22.9	(5.9)	528.9
Consumer non cyclical	880.2	63.0	(5.8)	937.4
Energy	482.5	30.4	(7.1)	505.8
Finance	1,670.3	75.4	(20.1)	1,725.6
Utilities	900.9	58.1	(10.3)	948.7
Transportation and other	297.0	13.9	(2.6)	308.3

Total corporate bonds	6,282.1	339.6	(76.0)	6,545.7
U.S. government and agency bonds	320.8	32.8	(0.4)	353.2
U.S. state and political subdivision bonds	134.3	6.8	(0.8)	140.3
Foreign government bonds	58.9	6.6	---	65.5
S&P 500 Index options	15.8	---	---	15.8

Total fixed maturity securities	$6,811.9	$385.8	$(77.2)	$7,120.5

            40            STANCORP FINANCIAL GROUP, INC.

	December 31, 2012
(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Fixed maturity securities:
Corporate bonds:
Basic industry	$386.1	$33.3	$(0.4)	$419.0
Capital goods	727.1	66.5	(0.8)	792.8
Communications	302.0	34.9	---	336.9
Consumer cyclical	442.0	38.3	(0.4)	479.9
Consumer non cyclical	908.0	113.5	(0.5)	1,021.0
Energy	484.4	51.1	(0.1)	535.4
Finance	1,551.9	113.9	(1.1)	1,664.7
Utilities	932.7	113.3	(0.4)	1,045.6
Transportation and other	207.8	22.9	(0.1)	230.6

Total corporate bonds	5,942.0	587.7	(3.8)	6,525.9
U.S. government and agency bonds	351.5	61.5	---	413.0
U.S. state and political subdivision bonds	151.6	16.8	---	168.4
Foreign government bonds	61.3	10.8	---	72.1
S&P 500 Index options	11.3	---	---	11.3

Total fixed maturity securities	$6,517.7	$676.8	$(3.8)	$7,190.7

The following table sets forth key indicators of our fixed maturity securities portfolio:

	December 31,
(Dollars in millions)	2013	2012	Change
Fixed maturity securities	$7,120.5	$7,190.7	(1.0)%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.6%	5.4%
Managed by a third party	$362.4	$349.5	$12.9

Fixed maturity securities on our watch list:
Fair value	$2.4	$1.7	$0.7
Amortized cost after OTTI	2.4	1.7	0.7

Gross unrealized capital gains in our fixed maturity securities portfolio	$385.8	$676.8	$(291.0)
Gross unrealized capital losses in our fixed maturity securities portfolio	(77.2)	(3.8)	(73.4)

We recorded OTTI of $1.1 million and $3.2 million for 2013 and 2012, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2013. At December 31, 2013, we did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At December 31, 2013, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.9%, or $60.7 million, of our fixed maturity securities portfolio. There were no impairments on the fixed maturity securities with euro zone exposure for 2013.

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

2013 ANNUAL REPORT            41

Part II

The following table sets forth commercial mortgage loan originations:

	Years ended December 31,
(Dollars in millions)	2013	Percent Change	2012	Percent Change	2011

Commercial mortgage loan originations	$1,303.1	10.0%	$1,184.2	17.5%	$1,007.7

The increases in commercial mortgage loan originations for 2013 compared to 2012, and 2012 compared to 2011 were primarily due to increased commercial real estate market activity.

The following table sets forth commercial mortgage loan servicing data:

	December 31,
(Dollars in millions)	2013	2012	Percent Change
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,404.4	$5,266.8	2.6%
For other institutional investors	3,056.0	2,781.5	9.9

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	8.5	7.4	14.9

The estimated average loan to value ratio for the overall portfolio was less than 70% at December 31, 2013. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at December 31, 2013. We have the contractual ability to pursue personal recourse on approximately 74% of our loans and partial personal recourse on a majority of the remaining loans. The weighted-average capitalization rate for the portfolio at December 31, 2013 was approximately 9%. Capitalization rates, which vary by property type and geographic region, are used as part of our annual internal analysis of our commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At December 31, 2013, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our largest concentration of commercial mortgage loan property type was retail properties and primarily consisted of convenience related properties in strip malls, convenience stores and restaurants. Our exposure to retail properties is diversified among various borrowers, properties and geographic regions. In addition, retail commercial lending represents an area of experience and expertise, where careful underwriting and consistent surveillance mitigate risks surrounding our commercial mortgage lending in this area. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Investments—Commercial Mortgage Loans.”

At December 31, 2013, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2013, we had outstanding commitments to fund commercial mortgage loans totaling $197.6 million, with fixed interest rates ranging from 4.25% to 5.75%. These commitments generally have fixed expiration dates. A small percentage of commitments

            42            STANCORP FINANCIAL GROUP, INC.

expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	December 31,
(Dollars in millions)	2013	2012	Percent Change
Commercial mortgage loans sixty-day delinquencies:
Book value	$15.2	$21.3	(28.6)%
Delinquency rate	0.28%	0.40%
In process of foreclosure	$7.4	$9.8	(24.5)

Restructured commercial mortgage loans on a statutory basis	100.8	77.6	29.9

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. We have avoided structured products that do not meet an adequate level of transparency for good decision making. The increase in restructured commercial mortgage loans of $23.2 million during 2013 was associated with a small number of borrowers.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Years ended December 31,

(Dollars in millions)	2013	Change	2012	Change	2011

Number of loans foreclosed	28	(5)	33	(16)	49
Book value of loans foreclosed	$20.0	$(3.6)	$23.6	$(16.7)	$40.3
Number of properties foreclosed and transferred to Real Estate Owned	24	(3)	27	(21)	48
Book value of properties foreclosed and transferred to Real Estate Owned	$11.4	$(5.4)	$16.8	$(6.0)	$22.8

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real Estate Owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. The book value of real estate acquired during 2013 decreased compared to 2012 primarily due to fewer properties being foreclosed and because those that were foreclosed and transferred to Real Estate Owned had lower average book values in 2013. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,

(In millions)	2013	Dollar Change	2012	Dollar Change	2011

Commercial mortgage loan loss allowance:
Beginning balance	$46.6	$(1.5)	$48.1	$12.0	$36.1

Provision	15.9	2.5	13.4	(19.3)	32.7
Charge-offs, net	(18.9)	(4.0)	(14.9)	5.8	(20.7)

Ending balance	$43.6	$(3.0)	$46.6	$(1.5)	$48.1

Specific loan loss allowance	$25.9	$0.3	$25.6	$(1.0)	$26.6
General loan loss allowance	17.7	(3.3)	21.0	(0.5)	21.5

Total commercial mortgage loan loss allowance	$43.6	$(3.0)	$46.6	$(1.5)	$48.1

2013 ANNUAL REPORT            43

Part II

The decrease in the commercial mortgage loan loss allowance for 2013 compared to 2012 was primarily due to the decrease in the general loan loss allowance which was driven by improvement in the composition of the commercial mortgage loan portfolio that impacts the general loan loss allowance. This decrease was partially offset by an increase in the specific loan loss allowance. The increase in charge-offs was primarily due to higher losses related to foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio for 2013. The lower provision and net charge-offs for the commercial mortgage loan loss allowance for 2012 compared to 2011 were primarily due to lower losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio for 2012. The decreases in the specific and general loan loss allowances at 2012 compared to 2011 were primarily due to a decrease in impaired commercial mortgage loans and the composition of the commercial mortgage loan portfolio at 2012.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31,

(In millions)	2013	2012	Dollar Change

Impaired commercial mortgage loans with specific allowances for losses	$87.7	$74.1	$13.6
Impaired commercial mortgage loans without specific allowances for losses	26.6	25.7	0.9
Specific allowance for losses on impaired commercial mortgage loans, end of the year	(25.9)	(25.6)	(0.3)

Net carrying value of impaired commercial mortgage loans	$88.4	$74.2	$14.2

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The increase to the net carrying value of impaired commercial mortgage loans at December 31, 2013 compared to 2012 was primarily due to an increase in impaired commercial mortgage loans with a specific allowance in our retail segment associated with a small number of borrowers, partially offset by a decrease in our commercial segment during 2013.

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $443.3 million, $409.6 million and $327.7 million for 2013, 2012 and 2011, respectively. The increase in funds provided by financing cash flows for 2013 compared to 2012 was primarily due to an increase in net policyholder fund deposits and an increase in cash provided by issuances of common stock, partially offset by an increase in cash used to repurchase shares of common stock. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a four-year, $250 million senior unsecured revolving credit facility (“Facility”). Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. In June 2013, the termination date of the Facility was extended to June 22, 2017. At our option and with the consent of the lenders under the Facility, the termination date can be extended one additional year to June 22, 2018. We expect to use any borrowings under the Facility for working capital, general corporate purposes and for issuance of letters of credit.

Under the agreement, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. The two financial covenants are based on our total debt to total capitalization ratio and consolidated net worth. Under the two financial covenants, we are required to maintain a total debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.37 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At December 31, 2013, we had a total debt to total capitalization ratio of 21.85% and consolidated net worth of $1.98 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or the London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At December 31, 2013,

            44            STANCORP FINANCIAL GROUP, INC.

we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

We have $250 million of 5.00%, 2022 Senior Notes, which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

We have $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”), which mature on June 1, 2067, and are non-callable prior to June 1, 2017. The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually at 6.90% on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. We have the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if we elected to defer interest payments on our Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. We have not deferred interest on the Subordinated Debt.

In November 2013, we became a member of the Federal Home Loan Bank (“FHLB”) of Seattle and purchased the required common stock for membership. Membership in the FHLB provides an attractive funding source and access to financial services that can be used as an alternative source of liquidity. At December 31, 2013, we had no outstanding balances with the FHLB.

CAPITAL MANAGEMENT

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target for the insurance subsidiaries is generally to maintain statutory capital at 300% of the Company Action Level of Risk-based capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held statutory capital of approximately 398% of the Company Action Level RBC as of December 31, 2013. At December 31, 2013, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.49 billion.

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

Dividends from Standard

Our ability to pay dividends to shareholders, repurchase shares and meet obligations substantially depends upon the receipt of distributions from Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors and by Oregon law, which limits Standard’s dividend payments and other distributions to the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory dividend limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. With the exception of StanCorp Equities, a limited broker-dealer and member of the Financial Industry Regulatory Authority, there are no regulatory restrictions on dividends from our non-insurance subsidiaries.

As of December 31, 2013, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $195.1 million and capital and surplus was $1.29 billion. Based upon Standard’s results for 2013, the amount of ordinary dividends and other distributions available in 2014, without prior approval

2013 ANNUAL REPORT            45

Part II

from the Oregon Insurance Division is $195.1 million. As of December 31, 2012, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $132.7 million and capital and surplus was $1.19 billion. Based upon Standard’s results for 2012, the amount of ordinary dividends and other distributions available in 2013, without prior approval from the Oregon Insurance Division was $132.7 million.

In August 2012, Standard paid an extraordinary cash distribution of $250.0 million to StanCorp from its paid-in and contributed surplus. Concurrently with the distribution, Standard issued a $250.0 million subordinated surplus note (“Surplus Note”), payable to StanCorp. The Surplus Note matures in 2027 and bears an interest rate of 5.25%, with interest payments due March 31, June 30, September 30 and December 31 of each year. Standard has the right to prepay the principal balance of the Surplus Note, in whole or in part, at any time or from time to time, without penalty. In accordance with the requirements of the National Association of Insurance Commissioners (“NAIC”), the Surplus Note provides that no interest or principal payments may be made by Standard without the prior approval of the Oregon Insurance Division, interest will not be represented as an addition to the instrument, interest will not accrue additional interest and any payments with respect to the Surplus Note will be subordinate to Standard’s other obligations to policyholders, lenders and creditors. As a result of the extraordinary dividend, dividends required the approval from the Oregon Insurance Division through August 14, 2013 and were considered extraordinary.

Dividends paid from Standard to StanCorp will be based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid ordinary cash dividends to StanCorp of $70.0 million and extraordinary cash dividends to StanCorp of $60.0 million during 2013. Standard paid extraordinary cash dividends to StanCorp of $310.0 million and ordinary cash dividends to $10.0 million for 2012. Standard paid ordinary cash dividends to StanCorp of $87.8 million for 2011.

Dividends to Shareholders

On November 12, 2013, our Board of Directors declared an annual cash dividend of $1.10 per share. The dividend was paid on December 9, 2013 to shareholders of record on November 25, 2013. In 2012 and 2011, we paid an annual cash dividend of $0.93 and $0.89 per share, respectively. The Board of Directors has increased the annual dividend per share to shareholders each year for the past 14 consecutive years. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that an annual dividend to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the Board of Directors. In addition, the declaration and payment of dividends to shareholders would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999.

Share Repurchases

On November 13, 2012, our Board of Directors authorized the repurchase of 3.0 million shares of StanCorp common stock through December 31, 2014. As of December 31, 2013, there were 1.4 million shares remaining under the November 2012 authorization. On February 11, 2014, our Board of Directors authorized the repurchase of an additional 3.0 million shares of StanCorp common stock through December 31, 2015. The February 2014 authorization takes effect on the earlier of the expiration or completion of the November 2012 authorization. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made at market prices on the transaction date. We will evaluate share repurchases opportunistically based on our capital levels and our assessment of the direction of the overall economy and equity market valuations.

The following table sets forth share repurchases activity:

	Years ended December 31,
(Dollars in millions except per share data)	2013	2012

Share repurchases:
Shares repurchased	1,644,488	279,700
Cost of share repurchases	$82.3	$10.0
Volume weighted-average price per common share	50.07	35.68

Shares remaining under repurchase authorizations	1,355,512	3,000,000

            46            STANCORP FINANCIAL GROUP, INC.

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

The following table summarizes our contractual obligations by period in which payments are due:

(In millions)	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Contractual obligations:
Short-term debt and capital lease obligations	$1.5	$1.5	$-	$-	$-
Long-term debt and capital lease obligations	551.9	-	1.7	0.2	550.0
Interest on debt obligations	178.8	33.2	66.4	35.4	43.8
Operating lease obligations	35.9	8.9	15.5	9.7	1.8
Funding requirements for commercial mortgage loans	197.6	197.6	-	-	-
Purchase obligations	22.5	14.6	7.2	0.7	-
Insurance obligations(1)	7,502.1	1,207.0	1,189.8	918.4	4,186.9
Policyholder fund obligations(2)	5,774.5	4,993.1	125.0	99.7	556.7
Separate account liabilities(3)	6,393.2	6,393.2	-	-	-
Other short-term and long-term obligations	287.2	46.6	37.8	40.5	162.3

Total contractual obligations	$20,945.2	$12,895.7	$1,443.4	$1,104.6	$5,501.5

(1)

The estimated payments expected to be due by period for insurance obligations reflect future estimated cash payments, for pending and future potential claims, to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholders’ dividends, and reinsurance payables. These future estimated net cash payments are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA. These net cash payments are undiscounted with respect to interest and, as a result, the sum of the net cash payments shown for all years in the table of $7.50 billion exceeds the corresponding liability amount of $5.85 billion included in the Consolidated Financial Statements as of December 31, 2013. We have made significant assumptions to determine the future estimated net cash payments related to the underlying policies and contracts. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(2)

While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, policyholder fund obligations in the amount of $4.61 billion have been included in the less than one year column of the table as they may be withdrawn upon request. These net cash payments are undiscounted with respect to interest but reflect an offsetting effect due to reinsurance receivables and, as a result, the sum of the net cash payments shown for all years in the table of $5.77 billion differs from the corresponding liability amount of $6.05 billion included in the Consolidated Financial Statements as of December 31, 2013. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(3)

Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, separate account liabilities in the amount of $6.39 billion have been included in the less than one year column of the table as they may be withdrawn upon request.

Our debt obligations consisted primarily of the $250 million 5.00% 2022 Senior Notes and the $300 million 6.90% Subordinated Debt. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18—Long-Term Debt”.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2013, we had outstanding commitments to fund commercial mortgage loans totaling $197.6 million, with fixed interest rates ranging from 4.25% to 5.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and deposit may be refunded to the borrower, less an administrative fee.

2013 ANNUAL REPORT            47

Part II

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

Other long-term obligations reflected in our balance sheet at December 31, 2013, included $194.6 million in expected benefit payments for supplemental, home office, and field office retirement plans, $32.3 million in expected benefit payments for the postretirement benefit plan, $31.7 million in capital commitments related to our tax-advantaged investments, a $13.0 million tax reimbursement liability related to the block of life insurance business sold to Protective Life in 2001, and a $11.6 million liability for our deferred compensation plan.

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $1.9 million, $0.2 million and $0.9 million for 2013, 2012 and 2011, respectively. At December 31, 2013, we maintained a reserve of $0.6 million for future assessments with respect to currently impaired, insolvent or failed insurers.

STATUTORY FINANCIAL ACCOUNTING

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Practices set forth in publications of the NAIC.

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

•	Deferred tax assets, net of deferred tax liabilities, are included in the regulatory financial statements but are limited to those deferred tax assets that will be realized within three years.
•	Annuity reserves follow the commissioner’s annuity reserve valuation methodology rather than GAAP guidance for investment contracts.
•	Surplus notes are classified as a component of surplus for statutory reporting and are classified as a liability for GAAP reporting.

            48            STANCORP FINANCIAL GROUP, INC.

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Years ended December 31,

(In millions)	2013	Dollar Change	2012	Dollar Change	2011

Statutory Results	$272.8	$90.5	$182.3	$(2.8)	$185.1
Adjusted GAAP Results	328.7	136.6	192.1	(6.3)	198.4

Difference	$(55.9)	$(46.1)	$(9.8)	$3.5	$(13.3)

The increase in Statutory Results for 2013 compared to 2012 was primarily due to more favorable claims experience in Employee Benefits. The decrease in Statutory Results for 2012 compared to 2011 was primarily due to an increase in group long term disability reserves due to higher claims experience.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for 2013 compared to 2012 and 2012 compared to 2011 were primarily due to differences in the prescribed accounting treatments between GAAP and Statutory accounting practices for net investment income, reserves for our individual annuity products, net income or loss from the holding company and noninsurance subsidiaries and lower operating expenses as a result of expense management actions. The expense management actions included an amendment to the postretirement medical plan which reduced operating expenses by $20.6 million during 2013, which were included in the Adjusted GAAP Results and not included in the Statutory Results.

The following table sets forth statutory capital and the associated asset valuation reserve:

	December 31,

(In millions)	2013	2012	Percent Change

Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,486.5	$1,377.1	7.9%
Asset valuation reserve	127.5	117.5	8.5

ACCOUNTING PRONOUNCEMENTS

See Item 8, “Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Accounting Pronouncements.”

FORWARD-LOOKING STATEMENTS

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Annual Report on Form 10-K and in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, that are other than purely historical information. These statements, including estimates, projections, statements related to business plans, strategies, objectives and expected operating results and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements and include, but are not limited to, the following:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective use of capital, including the ability to achieve financing through debt or equity.
•	Changes in liquidity needs and the liquidity of assets in our investment portfolios.
•	Performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level including changes in income tax rates and regulations or changes in U.S. GAAP accounting principles, practices or policies.

2013 ANNUAL REPORT            49

Part II

•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of customer persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income, bond call premiums and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower, property type and geographic region.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of bond call premiums, commercial mortgage loan prepayment fees and commercial mortgage loan participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.
•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management.”

            50            STANCORP FINANCIAL GROUP, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2013 ANNUAL REPORT            51

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

February 26, 2014

            52            STANCORP FINANCIAL GROUP, INC.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(Dollars in millions—except per share data)	2013	2012	2011
Revenues:
Premiums	$2,124.3	$2,163.9	$2,153.3
Administrative fees	121.6	114.7	115.5
Net investment income	629.9	628.5	612.8
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(1.1)	(3.2)	(1.8)
All other net capital losses	(14.6)	(5.5)	(5.1)

Total net capital losses	(15.7)	(8.7)	(6.9)

Total revenues	2,860.1	2,898.4	2,874.7

Benefits and expenses:
Benefits to policyholders	1,655.4	1,793.0	1,771.2
Interest credited	176.4	171.3	161.0
Operating expenses	442.6	470.5	471.2
Commissions and bonuses	207.9	203.7	218.7
Premium taxes	35.3	37.5	36.7
Interest expense	34.4	39.9	38.9
Net increase in deferred acquisition costs, value of business acquired and other intangible assets	(4.9)	(0.9)	(14.5)

Total benefits and expenses	2,547.1	2,715.0	2,683.2

Income before income taxes	313.0	183.4	191.5
Income taxes	84.5	44.9	54.8

Net income	$228.5	$138.5	$136.7

Net income per common share:
Basic	$5.16	$3.13	$3.05
Diluted	5.13	3.12	3.04

Weighted-average common shares outstanding:
Basic	44,243,364	44,283,771	44,876,650
Diluted	44,527,405	44,359,891	45,016,070

See Notes to Consolidated Financial Statements.

2013 ANNUAL REPORT            53

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In millions)	2013	2012	2011
Net income	$228.5	$138.5	$136.7
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities—available-for-sale:
Net unrealized capital (losses) gains on securities—available-for-sale(1)	(205.3)	71.4	103.4
Reclassification adjustment for net capital gains included in net income(2)	(4.5)	(3.6)	(5.9)
Employee benefit plans:
Prior service credit (cost) and net gains (losses) arising during the year, net(3)	41.2	---	(26.6)
Reclassification adjustment for amortization to net periodic pension (credit) cost, net(4)	(6.0)	6.4	3.3

Total other comprehensive (loss) income, net of tax	(174.6)	74.2	74.2

Comprehensive income	$53.9	$212.7	$210.9

(1)	Net of tax benefit of $111.1 million and tax expenses of $38.3 million and $55.9 million for 2013, 2012 and 2011, respectively.
(2)	Net of tax benefits of $3.1 million, $2.2 million and $3.2 million for 2013, 2012 and 2011, respectively.
(3)	Net of tax expenses of $22.2 million and $0.2 million and tax benefit of $14.3 million for 2013, 2012 and 2011, respectively.
(4)	Net of tax benefit of $3.2 million and tax expenses of $3.4 million and $1.7 million for 2013, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

            54            STANCORP FINANCIAL GROUP, INC.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

(Dollars in millions)	2013	2012

A S S E T S

Investments:
Fixed maturity securities—available-for-sale (amortized cost of $6,811.9 and $6,517.7)	$7,120.5	$7,190.7
Commercial mortgage loans, net	5,405.1	5,267.4
Real estate, net	65.7	95.5
Other invested assets	196.5	175.5

Total investments	12,787.8	12,729.1
Cash and cash equivalents	379.3	160.7
Premiums and other receivables	118.2	123.0
Accrued investment income	106.8	109.3
Amounts recoverable from reinsurers	988.1	972.4
Deferred acquisition costs, value of business acquired and other intangible assets, net	371.3	346.5
Goodwill	36.0	36.0
Property and equipment, net	84.7	90.7
Other assets	127.9	69.3
Separate account assets	6,393.2	5,154.3

Total assets	$21,393.3	$19,791.3

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,846.9	$5,843.2
Other policyholder funds	6,051.6	5,531.1
Deferred tax liabilities, net	64.7	148.1
Short-term debt	1.5	1.0
Long-term debt	551.9	551.4
Other liabilities	330.7	393.2
Separate account liabilities	6,393.2	5,154.3

Total liabilities	19,240.5	17,622.3

Commitments and contingencies (See Note 19)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	---	---
Common stock, no par, 300,000,000 shares authorized; 44,126,389 and 44,419,448 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	68.0	89.6
Accumulated other comprehensive income	134.7	309.3
Retained earnings	1,950.1	1,770.1

Total shareholders’ equity	2,152.8	2,169.0

Total liabilities and shareholders’ equity	$21,393.3	$19,791.3

See Notes to Consolidated Financial Statements.

2013 ANNUAL REPORT            55

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
(Dollars in millions except per share data)	Shares	Amount	Income	Earnings	Equity

Balance, January 1, 2011	46,159,387	$158.2	$160.9	$1,575.5	$1,894.6
Net income	---	---	---	136.7	136.7
Other comprehensive income, net of tax	---	---	74.2	---	74.2
Common stock:
Repurchased	(2,180,100)	(90.3)	---	---	(90.3)
Issued under share-based compensation plans, net	289,572	14.5	---	---	14.5
Dividends declared on common stock ($0.89 per share)	---	---	---	(39.3)	(39.3)

Balance, December 31, 2011	44,268,859	82.4	235.1	1,672.9	1,990.4

Net income	---	---	---	138.5	138.5
Other comprehensive income, net of tax	---	---	74.2	---	74.2
Common stock:
Repurchased	(279,700)	(10.0)	---	---	(10.0)
Issued under share-based compensation plans, net	430,289	17.2	---	---	17.2
Dividends declared on common stock ($0.93 per share)	---	---	---	(41.3)	(41.3)

Balance, December 31, 2012	44,419,448	89.6	309.3	1,770.1	2,169.0

Net income	---	---	---	228.5	228.5
Other comprehensive loss net of tax	---	---	(174.6)	---	(174.6)
Common stock:
Repurchased	(1,644,488)	(82.3)	---	---	(82.3)
Issued under share-based compensation plans, net	1,351,429	60.7	---	---	60.7
Dividends declared on common stock ($1.10 per share)	---	---	---	(48.5)	(48.5)

Balance, December 31, 2013	44,126,389	$68.0	$134.7	$1,950.1	$2,152.8

See Notes to Consolidated Financial Statements.

            56            STANCORP FINANCIAL GROUP, INC.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2013	2012	2011
Operating:
Net income	$228.5	$138.5	$136.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	15.7	8.7	6.9
Depreciation and amortization	112.9	117.0	120.5
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(76.9)	(71.4)	(81.7)
Deferred income taxes	13.4	6.4	14.3
Changes in other assets and liabilities:
Receivables and accrued income	(8.4)	(24.5)	(28.3)
Future policy benefits and claims	23.8	149.6	166.3
Other, net	(29.4)	51.4	(80.6)

Net cash provided by operating activities	279.6	375.7	254.1

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	1,017.9	964.5	885.2
Proceeds from sale or repayment of commercial mortgage loans	1,124.6	797.6	573.8
Proceeds from sale of real estate	22.0	13.2	62.6
Proceeds from sale of other investments, net	0.2	---	---
Acquisition of fixed maturity securities—available-for-sale	(1,303.3)	(1,269.4)	(1,076.8)
Acquisition or origination of commercial mortgage loans	(1,286.8)	(1,194.6)	(970.2)
Acquisition of real estate	(0.9)	(1.3)	(5.3)
Acquisition of other invested assets	(64.2)	(59.7)	(47.0)
Acquisition of property and equipment, net	(13.8)	(13.3)	(17.7)

Net cash used in investing activities	(504.3)	(763.0)	(595.4)

Financing:
Policyholder fund deposits	2,081.5	2,008.6	1,905.0
Policyholder fund withdrawals	(1,561.0)	(1,555.6)	(1,454.7)
Repayment of debt	---	(250.0)	---
Issuance of debt, net of issuance costs	---	246.7	---
Issuance of common stock	52.6	10.9	9.0
Repurchases of common stock	(82.3)	(10.0)	(90.3)
Dividends paid on common stock	(48.5)	(41.3)	(39.3)
Other, net	1.0	0.3	(2.0)

Net cash provided by financing activities	443.3	409.6	327.7

Increase (decrease) in cash and cash equivalents	218.6	22.3	(13.6)
Cash and cash equivalents, beginning of year	160.7	138.4	152.0

Cash and cash equivalents, end of year	$379.3	$160.7	$138.4

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$199.6	$205.5	$206.7
Income taxes	64.1	4.2	74.1
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	11.4	16.8	22.8
Commercial mortgage loans originated on real estate sold	1.4	0.8	52.2

See Notes to Consolidated Financial Statements.

2013 ANNUAL REPORT            57

Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-K, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, principles of consolidation, and basis of presentation

StanCorp, headquartered in Portland, Oregon, is a holding company and conducts business through wholly-owned operating subsidiaries throughout the United States. Through its subsidiaries, StanCorp has the authority to underwrite insurance products in all 50 states. The Company collectively views and operates its businesses as Insurance Services and Asset Management, which both deliver distinct value to customers and shareholders. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. See “Note 5—Segments.”

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

Standard holds interests in tax-advantaged investments. These interests do not meet the requirements for consolidation under existing accounting standards, and thus the Company’s interests in the tax-advantaged investments are accounted for under the equity method of accounting. The total investment in these interests was $192.4 million and $173.0 million at December 31, 2013 and 2012 respectively.

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

            58            STANCORP FINANCIAL GROUP, INC.

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

Impairment Evaluation

The Company continuously monitors its commercial mortgage loan portfolio for potential impairment by evaluating the portfolio and individual loans. Key factors that are monitored are as follows:

•	Loan loss experience.
•	Delinquency history.
•	Debt coverage ratio.
•	Loan to value ratio.
•	Refinancing and restructuring history.
•	Request for forbearance history.

If the analysis above indicates a loan might be impaired, it is further analyzed through the consideration of the following additional factors:

•	Delinquency status.
•	Foreclosure status.

2013 ANNUAL REPORT            59

Part II

•	Restructuring status.
•	Borrower history.

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

Interest Income

The Company records interest income in net investment income and continues to recognize interest income on delinquent commercial mortgage loans until the loans are more than 90 days delinquent. Interest income and accrued interest receivable are reversed when a loan is more than 90 days delinquent. For loans that are less than 90 days delinquent, management may reverse interest income and accrued interest receivable if there is a question on the collectability of the interest. Interest income on loans in the 90-day delinquent category is recognized in the period the cash is collected. The Company resumes the recognition of interest income when the loan becomes less than 90 days delinquent and management determines it is probable that the loan will remain performing.

Real Estate

Real estate is comprised of two components: real estate investments and real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”).

Real estate investment properties are stated at cost less accumulated depreciation. Generally, the Company depreciates this real estate using the straight-line depreciation method with useful lives varying from 30 to 40 years. Accumulated depreciation for real estate totaled $13.4 million and $12.4 million at December 31, 2013 and 2012, respectively. The Company records impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment loss is charged to net capital losses, and the cost basis of the investment is permanently adjusted to reflect the impairment. There were no impairment losses recorded on real estate investment properties during 2013 or 2012.

Real Estate Owned is initially recorded at the lower of cost or net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as additional information is received. Real Estate Owned is initially considered an investment held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment charge is recorded if the Company does not expect the investment to recover its carrying value prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the investment for further potential impairment. Impairments recorded on Real Estate Owned were $8.7 million, $3.0 million and $15.8 million for 2013, 2012 and 2011 respectively.

All Other Investments

Other invested assets include tax-advantaged investments, derivative financial instruments, policy loans and common stock. Valuation adjustments for these investments are recognized using the specific identification method.

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

            60            STANCORP FINANCIAL GROUP, INC.

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

In November of 2013, the Company became a member of the Federal Home Loan Bank (“FHLB”) of Seattle and purchased the required common stock for membership. The common stock held by the Company relating to its membership in the FHLB of Seattle is carried at par value. The Company periodically evaluates FHLB stock for OTTI. The Company’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.

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

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.

2013 ANNUAL REPORT            61

Part II

•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in force.

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

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 6.8 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023.

Property and Equipment, Net

The following table sets forth the major classifications of the Company’s property and equipment and accumulated depreciation:

		December 31,
(In millions)		2013	2012

Home office properties	$	136.9	$135.3
Office furniture and equipment		47.9	47.7
Capitalized software		169.4	160.8
Leasehold improvements		13.9	13.0

Property and equipment, gross		368.1	356.8
Less: accumulated depreciation		283.4	266.1

Property and equipment, net	$	84.7	$90.7

Property and equipment are stated at cost less accumulated depreciation. The Company depreciates property and equipment using the straight-line method over the estimated useful lives with a half-year convention. The estimated useful lives are generally 40 years for properties, range from three to ten years for equipment and range from three to five years for capitalized software. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the life of the lease. Depreciation expense for 2013, 2012 and 2011 was $19.9 million, $24.1 million and $28.0 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased 33.8%, 33.3% and 35.3% of the corporate headquarters in Portland, Oregon at December 31, 2013, 2012 and 2011, respectively. Income from the leases is included in net investment income.

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

            62            STANCORP FINANCIAL GROUP, INC.

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

Other Policyholder Funds

Other policyholder funds are liabilities for investment-type contracts and are based on the policy account balances including accumulated interest. Other policyholder funds also include amounts related to advanced premiums of $186.1 million and $186.7 million at December 31, 2013 and 2012, respectively, and premiums on deposit and experience rated liabilities totaling $193.5 million and $216.1 million at December 31, 2013 and 2012, respectively.

Recognition of Premiums

Premiums from group life and group and individual disability contracts are recognized as revenue when due. Investment-type contract fee revenues consist of charges for policy administration and surrender charges assessed during the period. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are unearned and included in other policyholder funds in the consolidated balance sheets. Experience rated refunds are computed in accordance with the terms of the contracts with certain group policyholders and are accounted for as an adjustment to premiums.

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

2013 ANNUAL REPORT            63

Part II

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

ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standards Board issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The main objective of ASU No. 2014-01 is to provide guidance on accounting for investments in affordable housing projects that qualify for low income housing tax credit. Under this guidance, entities could make a policy election to account for qualified affordable housing projects under the proportionate amortization method (“PAM”) of accounting. Under the PAM, the cost of low income housing tax credit investments is amortized in each period in proportion to the tax credits and benefits of tax losses received in that period and allows the benefits from tax losses on the asset, the losses that reduce the asset balance of the investment and the tax credits to be recorded in the income tax expense line.

ASU No. 2014-01 is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company currently invests in affordable housing projects that qualify for low income housing tax credit and is assessing the requirements for accounting for these investments under the PAM.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Years ended December 31,
(Dollars in millions—except per share data)	2013	2012	2011
Net income	$228.5	$138.5	$136.7

Basic weighted-average common shares outstanding	44,243,364	44,283,771	44,876,650
Stock options	194,978	74,232	131,926
Stock awards	89,063	1,888	7,494

Diluted weighted-average common shares outstanding	44,527,405	44,359,891	45,016,070

Net income per common share:
Net income per basic common share	$5.16	$3.13	$3.05
Net income per diluted common share	5.13	3.12	3.04

Antidilutive shares not included in net income per diluted common share calculation	292,750	2,220,045	1,974,242

3.	SHARE-BASED COMPENSATION

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

            64            STANCORP FINANCIAL GROUP, INC.

Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,856,251 shares or options for shares remain available for grant at December 31, 2013. Of the 3,500,000 shares authorized for the ESPP, 1,425,002 shares remain available for issuance at December 31, 2013.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Years ended December 31,
(In millions)	2013	2012	2011
Compensation cost	$8.3	$6.7	$5.9
Related income tax benefit	2.9	2.3	2.1

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

The following table sets forth a summary of option activity and options outstanding and exercisable:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Total Intrinsic Value(1)
Outstanding, January 1, 2011	2,680,493	$40.01	5.6	$17,226,460
Granted	272,785	44.18
Exercised	(120,880)	29.10
Forfeited	(42,837)	42.78
Expired	(5,200)	42.73

Outstanding, December 31, 2011	2,784,361	40.84	5.1	5,947,355

Granted	268,033	38.09
Exercised	(294,226)	25.67
Forfeited	(16,300)	39.56
Expired	(37,700)	45.06

Outstanding, December 31, 2012	2,704,168	42.17	4.5	2,887,006

Granted	211,367	44.27
Exercised	(1,214,399)	41.37
Forfeited	(31,211)	47.13
Expired	(14,831)	40.34

Outstanding, December 31, 2013	1,655,094	$43.02	5.6	$38,455,709

Options outstanding and exercisable:
Vested or expected to be vested, December 31, 2013	1,636,282	$43.02	5.5	$38,004,456
Fully vested and exercisable, December 31, 2013	1,278,866	43.24	4.7	29,430,648

(1)	The intrinsic value of outstanding options can fluctuate significantly due to changes in the year end closing stock price from year to year.

2013 ANNUAL REPORT            65

Part II

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

The following table sets forth the weighted-average assumptions used to determine the fair value of option grants:

	Years ended December 31,
	2013	2012	2011
Dividend yield	2.25%	2.36%	1.97%
Expected stock price volatility	45.86	47.30	46.24
Risk-free interest rate	1.31	1.02	2.35
Expected option lives	6.2 years	5.9 years	5.7 years

The weighted-average grant date fair value of options granted was $16.15, $13.73 and $16.87 for 2013, 2012 and 2011, respectively.

The total intrinsic value of the options exercised was $14.4 million, $3.2 million and $1.8 million for the same periods, respectively. The amount that the Company received from the exercise of stock options was $50.2 million, $7.6 million and $3.5 million for 2013, 2012 and 2011, respectively. The related tax benefit derived from the tax deduction received by the Company for the difference between the market price of StanCorp common stock and the exercise price when the options were exercised was $3.6 million, $1.1 million and $0.6 million for 2013, 2012 and 2011, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At December 31, 2013, the total cost related to unvested option awards that had not yet been recognized in the financial statements was $5.4 million. This cost will be recognized over a weighted-average period of 2.4 years.

Stock Award Grants

The Company grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 1,074,257 shares available for issuance as stock award grants at December 31, 2013.

The following table sets forth a summary of the activity of RSU and Performance Shares outstanding:

	Restricted Stock Units			Performance Shares
	Activity	Weighted-Average Grant Date Fair Value		Activity	Weighted-Average Grant Date Fair Value
Unvested balance, January 1, 2011	---	$	---	127,658	$34.99
Granted	---			116,978
Vested	---			(6,504)
Forfeited	---			(47,164)

Unvested balance, December 31, 2011	---		---	190,968	44.05

Granted	---			179,818
Vested	---			(9,200)
Forfeited	---			(64,790)

Unvested balance, December 31, 2012	---		---	296,796	43.14

Granted	59,823			129,172
Vested	---			(13,964)
Forfeited	(3,057)			(114,722)

Unvested balance, December 31, 2013	56,766		38.56	297,282	40.34

            66            STANCORP FINANCIAL GROUP, INC.

RSUs

Beginning in the first quarter of 2013, the Company granted annual RSUs to officers and senior officers of the Company. RSUs typically cliff vest three years from the grant date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholdings.

The fair value of the RSUs is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of RSUs is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At December 31, 2013, the total cost related to unvested RSUs that had not yet been recognized in the financial statements was $1.4 million. This cost will be recognized over a weighted-average remaining period of 2.0 years.

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

Due to timing of when performance shares vested, the Company did not issue shares for 2013. The Company issued 9,899 and 4,906 shares of StanCorp common stock for 2012 and 2011, respectively, to redeem Performance Shares that vested following the 2011 and 2010 performance periods, net of Performance Shares withheld to cover the required taxes.

The fair value of the Performance Shares is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of Performance Shares is based on an estimate of the number of shares that will be earned and cost is recognized over the vesting period. The cost that the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $9.5 million in additional cost would be recognized through 2015. The target payout is 50% of the maximum Performance Shares for the 2014 and 2015 performance periods. Assuming that the target performance is achieved for each performance goal, $3.5 million in additional cost would be recognized through 2015. This cost would be recognized over a weighted-average period of 1.4 years.

Director Stock Grants

Each non-employee director receives annual stock grants with fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholder meeting. The stock grants generally vest after one year. Prior to May 7, 2012, the non-employee directors received compensation of $50,000 in stock options and $50,000 in stock grants.

The Company issued 20,099, 9,489 and 10,399 shares of StanCorp common stock for 2013, 2012 and 2011, respectively, related to the vesting of the annual Director stock grant for 2012, 2011 and 2010. The weighted-average fair value per share for the shares issued was $44.12, $36.40 and $43.00 for the same periods, respectively.

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

2013 ANNUAL REPORT            67

Part II

The following table sets forth the assumptions used to determine the fair value of the ESPP embedded option:

Years ended December 31,
	2013	2012	2011
Dividend yield	1.69-2.44%	2.38-3.06%	1.85-2.11%
Expected stock price volatility	17.43-17.58	27.80-49.09	22.03-25.63
Risk-free interest rate	0.07-0.11	0.06-0.13	0.10-0.18
Expected option lives	0.5 years	0.5 years	0.5 years

The following table sets forth the fair value per share, compensation cost and related income tax benefit under the Company’s ESPP:

	Years ended December 31,
(In millions except per share data)	2013	2012	2011
Weighted-average grant date fair value per share for ESPP offerings	$4.16	$9.02	$9.46
Compensation cost	0.3	1.4	1.2
Related income tax benefit	0.1	0.5	0.4

4.	RETIREMENT BENEFITS

Pension Benefits

The Company has two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is generally limited to eligible employees of the Company whose date of employment began before 2003 and a participant is entitled to a normal retirement benefit at age 65. The agent pension plan is for former field employees and agents. The defined benefit pension plans provide benefits based on years of service and final average pay. The employee pension plan is sponsored by StanCorp and the agent pension plan is sponsored by Standard. Both plans are administered by Standard Retirement Services and are closed to new participants.

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

The following table sets forth a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of plan assets and the funded status:

	Years ended December 31,
(In millions)	2013	2012	2011

Change in projected benefit obligation:
Projected benefit obligation at beginning of the year	$(418.5)	$(371.6)	$(323.7)
Service cost	(10.2)	(9.7)	(9.2)
Interest cost	(16.7)	(16.5)	(17.5)
Actuarial gain (loss)	26.0	(29.7)	(29.0)
Benefits paid	11.0	9.0	7.8

Projected benefit obligation at end of the year	(408.4)	(418.5)	(371.6)

Change in fair value of plan assets:
Fair value of plan assets at beginning of the year	386.0	349.7	292.6
Actual return on plan assets	65.4	35.4	7.0
Employer contributions	---	10.0	58.0
Benefits paid and estimated expenses	(11.0)	(9.1)	(7.9)

Fair value of plan assets at end of the year	440.4	386.0	349.7

Funded status at end of the year	$32.0	$(32.5)	$(21.9)

            68            STANCORP FINANCIAL GROUP, INC.

The following table sets forth the projected and accumulated benefit obligations and the fair value of the plan assets for the pension plans:

	December 31,
(In millions)	2013	2012	2011

Projected benefit obligation	$408.4	$418.5	$371.6
Accumulated benefit obligation	374.2	386.5	337.5
Fair value of plan assets	440.4	386.0	349.7

The Company recognizes as a component of accumulated other comprehensive (income) loss, net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost.

The following table sets forth the amounts recognized in accumulated other comprehensive (income) loss:

	Years ended
	December 31,
(In millions)	2013	2012	2011

Net loss	$31.4	$78.3	$70.1
Prior service cost	2.3	2.7	3.1

Total recognized in accumulated other comprehensive (income) loss	$33.7	$81.0	$73.2

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2014 are $0.2 million and $0.4 million net of tax, respectively.

The following table sets forth the components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, and assumptions used in the measurement of the net periodic benefit cost and the benefit obligations:

	Years ended
	December 31,

(Dollars in millions)	2013	2012	2011

Components of net periodic benefit cost:
Service cost	$10.3	$9.8	$9.3
Interest cost	16.7	16.5	17.5
Expected return on plan assets	(29.3)	(26.5)	(22.1)
Amortization of prior service cost	0.6	0.6	0.6
Amortization of net actuarial loss	9.9	8.3	4.0

Net periodic benefit cost	8.2	8.7	9.3

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net (gain) loss	(62.2)	20.9	44.1
Amortization of prior service cost	(0.6)	(0.6)	(0.6)
Amortization of net actuarial loss	(9.9)	(8.3)	(4.0)

Total recognized in other comprehensive (income) loss	(72.7)	12.0	39.5

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(64.5)	$20.7	$48.8

Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate	4.00%	4.50%	5.50%
Expected return on plan assets	7.70	7.69	7.68
Rate of compensation increase	3.00	3.25	4.50

Assumptions used to determine benefit obligations:
Discount rate	4.75%	4.00%	4.50%
Rate of compensation increase	3.50	3.00	3.25

2013 ANNUAL REPORT            69

Part II

The long-run rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category.

The company did not make any contributions to the employee pension plan in 2013. The Company made contributions of $10.0 million and $58.0 million to the employee pension plan in 2012 and 2011, respectively. The Company is not obligated to make any contributions to its pension plans for 2014. In addition, no plan assets are expected to be returned to the Company in 2014.

The following table sets forth the expected benefit payments for the Company’s pension plans:

(In millions)	Amount

2014	$11.8
2015	13.0
2016	14.3
2017	15.6
2018	17.0
2019-2023	105.4

The investment goal of the employee pension plan is to produce long-run portfolio returns that are consistent with reasonable contribution rates and a well-funded plan. To manage the overall risk of the portfolio, the portfolio is reviewed quarterly and rebalanced as necessary to keep the allocation of debt and equity securities within target allocation tolerance levels. The equity securities include pooled separate account funds comprised of large cap growth, large cap blend, large cap value, mid cap blend and foreign mutual funds and are diversified across investment strategies. The employee pension plan held no StanCorp equity securities as plan assets at December 31, 2013 and 2012. The plan invests in a stable asset fund comprised of debt securities included in the general account represented by a Deposit Administration Contract with Standard. Standard maintains the contributions in an unallocated fund, whose assets are invested with other assets in the general account of Standard. The account is credited with earnings on the underlying investments and charged for plan withdrawals and administrative expenses charged by Standard Retirement Services. The stable asset fund contract may subject the plan to concentrations of risk as its contract value is dependent on the ability of Standard to honor its contractual commitments. There are no reserves against the contract value for credit risk of Standard or otherwise.

The investment goal of the agent pension plan is to invest in stable value assets in order to maintain its funded status.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the pension plans:

	December 31,
	2013	2013	2012
	Target	Actual	Actual

Asset Category:
Equity securities	50.0%	49.0%	48.9%
Debt securities	50.0	51.0	51.1
Total	100.0%	100.0%	100.0%

Pension plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 9—Fair Value” for additional fair value information. The fair values of pooled separate accounts are valued daily based upon quoted market prices in an active market and are classified as Level 1 assets. Pooled separate accounts are recorded at fair value on a recurring basis. The fair value of the stable asset fund is included in the financial statements at the Deposit Administration Contract value and was classified as a Level 2 asset. The contract value approximates fair value, as the contract crediting rate resets annually, and the contracts are fully benefit-responsive. Contract value represents contributions made under the contracts, plus earnings, less withdrawals and administrative expenses.

            70            STANCORP FINANCIAL GROUP, INC.

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2013

(In millions)	Total	Level 1	Level 2		Level 3

Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$43.0	$43.0	$	---	$	---
Large cap blend	64.7	64.7		---		---
Large cap value	21.7	21.7		---		---
Mid cap blend	64.8	64.8		---		---
Foreign	21.7	21.7		---		---

Total pooled separate account funds	215.9	215.9		---		---

Debt securities:
Stable asset fund	224.5	---		224.5		---

Total	$440.4	$215.9		$224.5	$	---

	December 31, 2012

(In millions)	Total	Level 1	Level 2		Level 3

Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$39.3	$39.3	$	---	$	---
Large cap blend	57.5	57.5		---		---
Large cap value	19.3	19.3		---		---
Mid cap blend	54.7	54.7		---		---
Foreign	18.0	18.0		---		---

Total pooled separate account funds	188.8	188.8		---		---

Debt securities:
Stable asset fund	197.2	---		197.2		---

Total	$386.0	$188.8		$197.2	$	---

There were no transfers into or out of Level 3 for 2013 and 2012.

As a result of inputs used during the current period to estimate the fair value of stable asset fund, Plan management has categorized the stable asset fund as having Level 2 inputs at December 31, 2013. The valuation methods may produce fair value calculations that may not be indicative of net realizable values or reflective of future fair values. See “Note 9—Fair Value” for further disclosure on valuation methods. Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for 2013, 2012 and 2011 were $9.9 million, $9.9 million and $10.3 million, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $11.6 million and $10.5 million at December 31, 2013 and 2012, respectively.

2013 ANNUAL REPORT            71

Part II

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. As of January 1, 2006, participation in the postretirement benefit plan was closed to new participants. At the end of 2012, the postretirement benefit plan was amended to reduce future benefits to plan participants that were either not eligible to or chose not to retire on or before July 1, 2013. The 2012 amendment did not affect future benefits for employees who were retired as of July 1, 2013. In addition, as of December 31, 2011, the group term life insurance benefit was curtailed for plan participants who were not retired at December 31, 2011.

The Company recognizes the funded status of the postretirement benefit plan as an asset or liability on the balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the accumulated benefit obligation.

The following table sets forth a reconciliation of the changes in the postretirement benefit plan’s accumulated postretirement benefit obligation, fair value of plan assets and the funded status:

	Years ended December 31,

(In millions)	2013	2012	2011

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$(23.9)	$(41.0)	$(40.5)
Service cost	---	(1.0)	(1.5)
Interest cost	(1.1)	(1.8)	(2.1)
Plan amendments	0.8	25.2	8.0
Actuarial gain (loss)	5.2	(5.9)	(5.4)
Benefits paid	1.4	0.6	0.5

Accumulated postretirement benefit obligation at end of the year	(17.6)	(23.9)	(41.0)

Change in fair value of postretirement plan assets:
Fair value of plan assets at beginning of the year	21.6	20.7	18.2
Actual return on plan assets	(1.6)	1.2	2.7
Employer contributions	0.7	0.3	0.3
Benefits paid and estimated expenses	(1.4)	(0.6)	(0.5)

Fair value of plan assets at end of the year	19.3	21.6	20.7

Funded status at end of the year	$1.7	$(2.3)	$(20.3)

The gains and losses, and prior service costs or credits excluded from the projected benefit obligation are recognized as a component of accumulated other comprehensive (income) loss, net of tax.

The following table sets forth the amounts recognized in accumulated other comprehensive (income) loss:

	December 31,

(In millions)	2013	2012	2011

Net (gain) loss	$(1.0)	$5.1	$2.2
Prior service credit	---	(17.1)	(1.0)

Total recognized in accumulated other comprehensive (income) loss	$(1.0)	$(12.0)	$1.2

In 2014, there is no estimated prior service credit or net (gain) loss for the postretirement benefit plan that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost. The projected discounted cash flow obligation for the postretirement benefit plan was $17.6 million and $24.0 million at December 31, 2013 and 2012, respectively.

            72            STANCORP FINANCIAL GROUP, INC.

The following table sets forth the assumed health care cost trend rates for next year:

	Years ended December 31,
	2013	2012

Medical	7.10%	7.30%
Prescriptions	7.50	7.80
HMO (Blended)	6.00	6.40
Rate to which the cost trend is assumed to decline (the ultimate trend rate)*	4.50	4.50

*	Year that the rate reaches the ultimate trend is 2027.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.5	(1.3)

The following table sets forth the components of net periodic benefit cost, other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, and assumptions used in the measurement of the postretirement net periodic benefit cost and the postretirement benefit obligations:

	Years ended December 31,
(Dollars in millions)	2013		2012	2011

Components of net periodic benefit cost:
Service cost	$	---	$1.0	$1.5
Interest cost		1.0	1.8	2.1
Expected return on plan assets		(0.8)	(0.8)	(0.8)
Amortization of prior service cost		(26.3)	(0.4)	(0.3)
Amortization of net actuarial loss		5.7	---	0.1
Curtailment loss		---	---	0.7
Net periodic benefit cost		(20.4)	1.6	3.3
Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net loss		(3.3)	5.5	6.1
Prior service credit		---	(25.2)	---
Amortization of prior service credit		26.3	0.4	0.2
Amortization of net actuarial loss		(5.8)	---	(0.1)
Total recognized in other comprehensive loss (income)		17.2	(19.3)	6.2
Total recognized in net periodic benefit cost and other comprehensive (income) loss		$(3.2)	$(17.7)	$9.5
Weighted-average assumptions:
Assumptions used for net periodic benefit cost:
Discount rate		4.00%	4.50%	5.50%
Expected return on plan assets		4.20	4.20	4.50
Rate of compensation increase graded by age		n/a*	n/a*	5.00

Assumptions used to determine benefit obligations:
Discount rate		4.80%	4.00%	4.50%
Rate of compensation increase graded by age		n/a*	n/a*	n/a*

*

Assumption for rate of compensation increase was not applicable in determining benefit obligations for 2013, 2012 and 2011 or net periodic benefit cost in 2013 and 2012 due to curtailment of group term life insurance benefit as of December 31, 2011.

2013 ANNUAL REPORT            73

Part II

For the postretirement benefit plan, the expected long-term rate of return on assets was developed by considering the historical returns and the future expectations for returns, as well as the target asset allocation.

The Company contributed $0.4 million, $0.3 million and $0.3 million to fund the postretirement benefit plan in 2013, 2012 and 2011, respectively. The Company expects to make contributions of $0.6 million to its postretirement benefit plan in 2014. No plan assets are expected to be returned to the Company in 2014.

The following table sets forth the expected benefit payments for the Company’s postretirement benefit plan:

(In millions)	Amount

2014	$1.3
2015	1.3
2016	1.3
2017	1.2
2018	1.2
2019-2023	5.6

The investment goal of the postretirement plan is to produce a steady return on plan assets to maintain its funded status. To achieve this goal, the Company’s postretirement benefit plan assets are comprised primarily of municipal bonds and cash and cash equivalents.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the postretirement medical plan:

	Years ended December 31,
	2013	2013	2012
	Target	Actual	Actual

Asset category:
Debt securities	95.0%	96.2%	92.6%
Cash and cash equivalents	5.0	3.8	7.4

Total	100.0%	100.0%	100.0%

Postretirement benefit plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 9—Fair Value” for additional fair value information. As there was not an active market for the Company’s municipal bond holdings at December 31, 2013, the municipal bonds were valued using Level 2 measurements.

The following tables set forth the estimated fair values of assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2013

(In millions)	Total	Level 1		Level 2	Level 3

Assets:
Debt securities:
Municipal bonds	$16.8	$	---	$16.8	$	---
Corporate bonds	1.8		---	1.8		---
Cash and cash equivalents	0.7		0.7	---		---

Total	$19.3		$0.7	$18.6	$	---

	December 31, 2012

(In millions)	Total	Level 1		Level 2	Level 3

Assets:
Debt securities:
Municipal bonds	$19.0	$	---	$19.0	$	---
Corporate bond	1.0		---	1.0		---
Cash and cash equivalents	1.6		1.6	---		---

Total	$21.6		$1.6	$20.0	$	---

            74            STANCORP FINANCIAL GROUP, INC.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $31.1 million and $27.5 million at December 31, 2013 and 2012, respectively. Expenses were $3.1 million, $1.9 million and $2.5 million for 2013, 2012 and 2011, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income were $5.7 million, $4.7 million and $5.7 million at December 31, 2013, 2012 and 2011, respectively.

5.	SEGMENTS

The Company collectively views and operates its businesses as Insurance Services and Asset Management, which both deliver distinct value to customers and shareholders. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Due to the growth in the Individual Disability business in relation to total Insurance Services over the last several years, Individual Disability has become a separate reportable product segment within Insurance Services in 2013. Asset Management provides investment and asset management products and services and is reported as a separate segment. Holding company and corporate activities are reported in the Other category. Resources are allocated and performance is evaluated at the segment level. Insurance Services offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. Asset Management offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Asset Management also offers investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses related to the impairment or the disposition of the Company’s invested assets and adjustments made in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See “Note 1—Summary of Significant Accounting Policies.”

Intersegment revenues are comprised of administrative fee revenues charged by the Asset Management segment to manage the fixed maturity securities and commercial mortgage loan portfolios for the Company’s insurance subsidiaries. Intersegment fees are determined based on the level of assets in the insurance subsidiaries’ fixed maturity securities and commercial mortgage loan portfolios.

The following table sets forth intersegment revenues:

	Years ended December 31,

(In millions)	2013	2012	2011

Intersegment administrative fee revenues	$18.6	$17.9	$16.7

2013 ANNUAL REPORT            75

Part II

The following table sets forth premiums, administrative fee revenues and net investment income by major product line or category within each of the Company’s segments:

	Years ended December 31,

(In millions)	2013	2012	2011

Premiums:
Insurance Services:
Group life and AD&D	$849.7	$883.7	$892.6
Group long term disability	783.0	801.4	803.3
Group short term disability	229.0	212.6	208.0
Group other	78.3	78.9	81.6
Experience rated refunds	(13.1)	4.0	(12.5)

Total Employee Benefits	1,926.9	1,980.6	1,973.0
Individual Disability	190.5	176.6	172.3

Total Insurance Services premiums	2,117.4	2,157.2	2,145.3

Asset Management:
Retirement plans	2.2	1.9	2.0
Individual annuities	4.7	4.8	6.0

Total Asset Management premiums	6.9	6.7	8.0

Total premiums	$2,124.3	$2,163.9	$2,153.3

Administrative fees:
Insurance Services:
Employee Benefits	$15.1	$13.7	$12.0
Individual Disability	0.2	0.2	0.3

Total Insurance Services administrative fees	15.3	13.9	12.3

Asset Management:
Retirement plans	93.3	88.0	90.0
Other financial services businesses	31.6	30.8	29.9

Total Asset Management administrative fees	124.9	118.8	119.9

Other	(18.6)	(18.0)	(16.7)

Total administrative fees	$121.6	$114.7	$115.5

Net investment income:
Insurance Services:
Employee Benefits	$267.8	$286.0	$288.6
Individual Disability	52.8	53.7	52.7

Total Insurance Services net investment income	320.6	339.7	341.3

Asset Management:
Retirement plans	103.2	94.9	90.4
Individual annuities	177.2	170.6	161.0
Other financial services businesses	12.8	13.1	11.3

Total Asset Management net investment income	293.2	278.6	262.7

Other	16.1	10.2	8.8

Total net investment income	$629.9	$628.5	$612.8

            76            STANCORP FINANCIAL GROUP, INC.

The following tables set forth select segment information:

	Year ended December 31, 2013

(In millions)	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

Revenues:
Premiums	$1,926.9	$190.5	$2,117.4	$6.9	$	---	$2,124.3
Administrative fees	15.1	0.2	15.3	124.9		(18.6)	121.6
Net investment income	267.8	52.8	320.6	293.2		16.1	629.9
Net capital losses	---	---	---	---		(15.7)	(15.7)

Total revenues	2,209.8	243.5	2,453.3	425.0		(18.2)	2,860.1

Benefits and expenses:
Benefits to policyholders	1,515.9	121.8	1,637.7	17.7		---	1,655.4
Interest credited	4.3	---	4.3	172.1		---	176.4
Operating expenses	313.3	26.7	340.0	116.5		(13.9)	442.6
Commissions and bonuses	126.7	47.5	174.2	33.7		---	207.9
Premium taxes	31.3	3.9	35.2	0.1		---	35.3
Interest expense	---	---	---	---		34.4	34.4
Net decrease (increase) in DAC, VOBA and other intangible assets	1.9	(12.4)	(10.5)	5.6		---	(4.9)

Total benefits and expenses	1,993.4	187.5	2,180.9	345.7		20.5	2,547.1

Income (loss) before income taxes	$216.4	$56.0	$272.4	$79.3		$(38.7)	$313.0

Total assets	$5,744.7	$2,343.4	$8,088.1	$12,777.1		$528.1	$21,393.3

	Year ended December 31, 2012

(In millions)	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

Revenues:
Premiums	$1,980.6	$176.6	$2,157.2	$6.7	$	---	$2,163.9
Administrative fees	13.7	0.2	13.9	118.8		(18.0)	114.7
Net investment income	286.0	53.7	339.7	278.6		10.2	628.5
Net capital losses	---	---	---	---		(8.7)	(8.7)

Total revenues	2,280.3	230.5	2,510.8	404.1		(16.5)	2,898.4

Benefits and expenses:
Benefits to policyholders	1,657.1	116.2	1,773.3	19.7		---	1,793.0
Interest credited	4.2	---	4.2	167.1		---	171.3
Operating expenses	323.6	25.5	349.1	117.4		4.0	470.5
Commissions and bonuses	125.1	47.6	172.7	31.0		---	203.7
Premium taxes	33.6	3.9	37.5	---		---	37.5
Interest expense	---	---	---	---		39.9	39.9
Net decrease (increase) in DAC, VOBA and other intangible assets	6.9	(12.7)	(5.8)	4.9		---	(0.9)

Total benefits and expenses	2,150.5	180.5	2,331.0	340.1		43.9	2,715.0

Income (loss) before income taxes	$129.8	$50.0	$179.8	$64.0		$(60.4)	$183.4

Total assets	$5,991.4	$ 2,259.4	$8,250.8	$11,046.0		$494.5	$19,791.3

2013 ANNUAL REPORT            77

Part II

	Year ended December 31, 2011

(In millions)	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

Revenues:
Premiums	$1,973.0	$172.3	$2,145.3	$8.0	$	---	$2,153.3
Administrative fees	12.0	0.3	12.3	119.9		(16.7)	115.5
Net investment income	288.6	52.7	341.3	262.7		8.8	612.8
Net capital losses	---	---	---	---		(6.9)	(6.9)

Total revenues	2,273.6	225.3	2,498.9	390.6		(14.8)	2,874.7

Benefits and expenses:
Benefits to policyholders	1,635.0	115.9	1,750.9	20.3		---	1,771.2
Interest credited	4.6	---	4.6	156.4		---	161.0
Operating expenses	312.3	26.4	338.7	115.2		17.3	471.2
Commissions and bonuses	137.1	48.0	185.1	33.6		---	218.7
Premium taxes	33.0	3.6	36.6	0.1		---	36.7
Interest expense	---	---	---	---		38.9	38.9
Net (increase) decrease in DAC, VOBA and other intangible assets	(4.3)	(13.9)	(18.2)	3.7		---	(14.5)

Total benefits and expenses	2,117.7	180.0	2,297.7	329.3		56.2	2,683.2

Income (loss) before income taxes	$155.9	$45.3	$201.2	$61.3		$(71.0)	$191.5

Total assets	$6,002.9	$2,201.9	$8,204.8	$9,922.9		$275.5	$18,403.2

6.	PARENT HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

Set forth below are the unconsolidated condensed financial statements of StanCorp. The significant accounting policies used in preparing StanCorp’s financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company except that StanCorp’s subsidiaries are carried under the equity method.

The following table sets forth StanCorp’s condensed statements of income and comprehensive income:

	Years ended December 31,

(In millions)	2013	2012	2011

Revenues:
Net investment income	$13.2	$5.0	$	---
Net capital gains (losses)	0.2	0.1		(0.3)

Total revenues	13.4	5.1		(0.3)

Expenses:
Interest expense	34.2	39.7		38.8
Operating expenses	0.9	4.5		11.2

Total expenses	35.1	44.2		50.0

Loss before income taxes and equity in net income of subsidiaries	(21.7)	(39.1)		(50.3)
Income tax benefit	(7.7)	(14.2)		(10.8)
Equity in net income of subsidiaries	242.5	163.4		176.2

Net income	228.5	138.5		136.7

Other comprehensive income (loss), net of tax:
Other comprehensive income from parent	47.0	1.7		---
Other comprehensive (loss) income from subsidiaries	(221.6)	72.5		74.2

Total other comprehensive (loss) income, net of tax	(174.6)	74.2		74.2

Comprehensive income	$53.9	$212.7		$210.9

            78            STANCORP FINANCIAL GROUP, INC.

The following table sets forth StanCorp’s condensed balance sheets:

	December 31,
(In millions)	2013	2012

A S S E T S

Cash and cash equivalents	$125.2	$39.7
Investment in subsidiaries	2,252.9	2,352.5
Receivable from subsidiaries	1.5	1.2
Surplus note receivable from subsidiary	250.0	250.0
Other assets	80.3	114.3

Total assets	$2,709.9	$2,757.7

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Long-term debt	$550.0	$550.0
Other liabilities	7.1	38.7

Total liabilities	557.1	588.7

Shareholders’ equity:
Total shareholders’ equity	2,152.8	2,169.0

Total liabilities and shareholders’ equity	$2,709.9	$2,757.7

The following table sets forth StanCorp’s condensed statements of cash flows:

	Years ended December 31,

(In millions)	2013	2012	2011

Operating:
Net income	$228.5	$138.5	$136.7
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(242.5)	(163.4)	(176.2)
Dividends received from consolidated subsidiaries	147.0	328.7	94.3
Changes in operating assets and liabilities	23.7	(2.5)	(24.5)

Net cash provided by operating activities	156.7	301.3	30.3

Investing:
Capital contributions to subsidiaries	(0.7)	(14.5)	(9.0)
Return of capital from subsidiaries	7.8	7.3	76.1
Surplus note receivable from subsidiary	---	(250.0)	---
Receivables from subsidiaries, net	(0.3)	3.4	13.3
Investment securities and other	0.2	1.4	0.3

Net cash provided by (used in) investing activities	7.0	(252.4)	80.7

Financing:
Issuance and repurchase of common stock, net	(29.7)	0.9	(81.3)
Repayment of debt	---	(250.0)	---
Issuance of debt, net of issuance costs	---	246.7	---
Dividends paid on common stock	(48.5)	(41.3)	(39.3)

Net cash used in financing activities	(78.2)	(43.7)	(120.6)

Increase (decrease) in cash and cash equivalents	85.5	5.2	(9.6)
Cash and cash equivalents, beginning of year	39.7	34.5	44.1

Cash and cash equivalents, end of year	$125.2	$39.7	$34.5

2013 ANNUAL REPORT            79

Part II

7.	INCOME TAXES

The following table sets forth the provision for income taxes:

	Years ended December 31,

(In millions)	2013	2012	2011

Current	$71.1	$38.5	$40.5
Deferred	13.4	6.4	14.3

Total income tax provision	$84.5	$44.9	$54.8

The following table sets forth the reconciliation between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded income tax provision:

	Years ended December 31,

(In millions)	2013	2012	2011

Tax at federal corporate rate of 35%	$109.6	$64.2	$67.0
(Decrease) increase in rate resulting from:
Tax exempt interest	-	(0.1)	(0.1)
Dividends received deduction	(3.6)	(3.6)	(3.1)
State income taxes, net of federal benefit	1.3	0.2	(0.1)
Federal tax credits	(24.9)	(17.4)	(8.6)
Other	2.1	1.6	(0.3)

Total income tax provision	$84.5	$44.9	$54.8

The following table sets forth the tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability:

	December 31,

(In millions)	2013	2012	2011

Policyholder liabilities	$1.2	$1.8	$9.3
Compensation and benefit plans	12.6	44.0	42.4
Loss carryforwards	49.7	51.7	56.2
Investments	45.6	35.8	41.4
Other	3.5	2.2	1.9

Total deferred tax assets	112.6	135.5	151.2
Less: valuation allowances	(9.5)	(3.1)	(4.2)

Net deferred tax assets	103.1	132.4	147.0

Net unrealized capital gains	95.7	210.0	173.9
Capitalized software	6.8	8.3	10.2
Deferred policy acquisition costs	63.5	59.7	61.6
Intangible assets	0.9	2.0	3.2
Other	0.9	0.5	1.1

Total deferred tax liabilities	167.8	280.5	250.0

Net deferred tax liability	$(64.7)	$(148.1)	$(103.0)

The Company is carrying forward net operating losses (“NOL”) of $58 million that originated in StanCorp and certain subsidiaries. The losses will be used in future years to offset taxable income from those entities to the degree allowed by the Internal Revenue Code. If unutilized, these losses would expire between the years 2023 to 2032. In addition, the Company is carrying forward a $53 million federal NOL from a business acquisition. This carryforward is subject to limitations under IRS Section 382, which potentially reduces the annual amount that may be utilized. This NOL carryforward will expire between 2019 and 2024.

Realization of the Company’s NOL carryforwards is dependent upon generating sufficient taxable income of the appropriate character before expiration of the losses. Although realization is not assured, management believes it is more likely than not that all of

            80            STANCORP FINANCIAL GROUP, INC.

the deferred tax asset relating to the federal loss carryforwards will be realized. The amount of the deferred tax asset considered realizable could be reduced in the future if estimates of expected taxable income during the carryforward period are reduced.

The Company is carrying forward a deferred tax asset of $11 million related to losses attributable to various states and municipalities. In some instances, state and local loss carryforwards are subject to a shorter expiration period than the 20-year federal period. Further, some losses originated in a subsidiary which has reduced its operations in the state where the loss was incurred. The Company believes that the benefit from certain state and local NOL carryforwards will not be realized. As such, the Company has provided a valuation allowance of $9.5 million at December 31, 2013 on the deferred tax assets relating to these assets. If the Company’s assumptions change, the Company may be able to realize these NOLs. The state and local loss carryforwards expire at various dates through 2032.

As of December 31, 2013, the Company is subject to examination by the IRS for the years 2009 through 2013.

The Company did not have any material unrecognized tax benefits at December 31, 2013 and 2012. It is the Company’s accounting policy to record income tax interest and penalties in the income tax provision. See “Note 1—Summary of Significant Accounting Policies—Income Taxes.”

8.	GOODWILL

Goodwill is related to the Asset Management segment and totaled $36.0 million at both December 31, 2013 and 2012. Goodwill is not amortized and is tested at least annually for impairment. If indicators of impairment appear throughout the year, or in the event of material changes in circumstances, the test will be more frequent. The Company performs a step-one test and compares the carrying value of the tested assets with the fair value of the assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The estimates the Company uses in the income approach are consistent with the plans and estimates that the Company uses to manage its operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how the Company internally evaluates and manages its business, the Company weights the income approach more heavily than the market approach in determining the fair value of the assets. However, the Company performs testing to ensure that both models are providing reasonably consistent results. Additionally, the Company performs sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. Through the performance of these tests, the Company determined the fair value of goodwill substantially exceeded the carrying value, and concluded that it was not impaired as of December 31, 2013.

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach, which uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach, which uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

2013 ANNUAL REPORT            81

Part II

The following tables set forth the estimated fair value and the carrying value of each financial instrument:

	December 31, 2013

(In millions)	Carrying Value	Fair Value	Level 1		Level 2		Level 3

Assets:
Fixed maturity securities:
Corporate bonds	$6,545.7	$6,545.7	$	---		$6,429.7	$116.0
U.S. government and agency bonds	353.2	353.2		---		353.2	---
U.S. state and political subdivision bonds	140.3	140.3		---		140.3	---
Foreign government bonds	65.5	65.5		---		65.5	---
S&P 500 Index options	15.8	15.8		---		---	15.8

Total fixed maturity securities	$7,120.5	$7,120.5	$	---		$6,988.7	$131.8

Commercial mortgage loans, net	$5,405.1	$5,769.6	$	---	$	---	$5,769.6
Policy loans	2.5	2.5		---		---	2.5
Separate account assets	6,393.2	6,393.2		6,249.2		144.0	---
Liabilities:
Total other policyholder funds, investment type contracts	$5,469.8	$5,632.7	$	---	$	---	$5,632.7
Index-based interest guarantees	67.6	67.6		---		---	67.6
Short-term debt	1.5	1.9		---		1.9	---
Long-term debt	551.9	553.6		---		553.6	---

	December 31, 2012

(In millions)	Carrying Value	Fair Value	Level 1		Level 2		Level 3

Assets:
Fixed maturity securities:
Corporate bonds	$6,525.9	$6,525.9	$	---		$6,445.5	$80.4
U.S. government and agency bonds	413.0	413.0		---		411.9	1.1
U.S. state and political subdivision bonds	168.4	168.4		---		166.7	1.7
Foreign government bonds	72.1	72.1		---		72.1	---
S&P 500 Index options	11.3	11.3		---		---	11.3

Total fixed maturity securities	$7,190.7	$7,190.7	$	---		$7,096.2	$94.5

Commercial mortgage loans, net	$5,267.4	$5,946.3	$	---	$	---	$5,946.3
Policy loans	2.5	2.5		---		---	2.5
Separate account assets	5,154.3	5,154.3		5,007.5		146.8	---
Liabilities:
Total other policyholder funds, investment type contracts	$4,916.7	$5,331.3	$	---	$	---	$5,331.3
Index-based interest guarantees	57.4	57.4		---		---	57.4
Short-term debt	1.0	1.2		---		1.2	---
Long-term debt	551.4	567.4		---		567.4	---

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

            82            STANCORP FINANCIAL GROUP, INC.

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

The fair value for long-term debt was predominantly based on quoted market prices as of December 31, 2013 and December 31, 2012, and trades occurring close to December 31, 2013 and December 31, 2012.

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

2013 ANNUAL REPORT            83

Part II

inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the pricing evaluation is accompanied by a directionally similar change in the assumption used for the methodologies.

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics, trends and secondary pricing sources, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of December 31, 2013 or December 31, 2012.

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

Valuations for the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to the S&P 500 Index value, the implied volatilities of this index, and the interest rate environment. Generally, a significant increase or decrease used in the assumption for the implied volatilities and in the S&P 500 Index value would result in a directionally similar change, while an increase or decrease in the interest rate environment would result in a directionally opposite change in the fair value of the liability.

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

            84            STANCORP FINANCIAL GROUP, INC.

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value:

			December 31, 2013		December 31, 2012

(Dollars in millions)	Valuation Technique	Unobservable Input	Fair Value	Range of inputs	Fair Value	Range of inputs

S&P 500 Index options	Black-Scholes option pricing model	Various assumptions	$ 15.8	(a)	$ 11.3	(a)

Index-based interest guarantees	Discounted cash flow	Expected future option purchase	$ 67.6	1% - 6%	$ 57.4	1% - 5%
		Various assumptions		(b)		(b)
	Black-Scholes option pricing model	Various assumptions		(a)		(a)

Commercial mortgage loans	Appraisals	Reduction on appraisal	$ 68.7	0% - 13%	$ 53.9	0% - 38%
	Cash flows	Capitalization rate (c)		7% - 16%		7% - 14%

Real Estate Owned	Appraisals	Reduction on appraisal	$ 35.2	0%- 53%	$ 48.2	0%- 36%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)

Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36% for both December 31, 2013 and December 31, 2012.

(c)	Capitalization rates are used as an internal analysis in converting the underlying property’s income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Year ended December 31, 2013

	Assets							Liabilities

(In millions)	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

Beginning balance		$1.1		$1.7	$80.4	$11.3	$94.5	$57.4
Total realized/unrealized gains (losses):
Included in net income		---		---	---	14.4	14.4	9.0
Included in other comprehensive income (loss)		---		---	6.2	---	6.2	---
Purchases, issuances, sales and settlements:
Purchases		---		---	---	9.4	9.4	---
Issuances		---		---	---	---	---	6.0
Sales		---		---	---	---	---	---
Settlements		---		---	---	(19.3)	(19.3)	(4.8)
Transfers into level 3		---		---	61.6	---	61.6	---
Transfers out of level 3		(1.1)		(1.7)	(32.2)	---	(35.0)	---

Ending balance	$	---	$	---	$116.0	$15.8	$131.8	$67.6

2013 ANNUAL REPORT            85

Part II

	Year ended December 31, 2012

			Assets			Liabilities

(In millions)	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds	Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

Beginning balance	$0.5	$1.4	$64.0	$7.2	$73.1	$49.5
Total realized/unrealized gains (losses):
Included in net income	---	---	---	7.8	7.8	6.4
Included in other comprehensive income (loss)	---	(0.1)	8.0	---	7.9	---
Purchases, issuances, sales and settlements:
Purchases	1.1	---	12.1	9.5	22.7	---
Issuances	---	---	---	---	---	4.9
Sales	---	---	(2.2)	---	(2.2)	---
Settlements	---	---	---	(13.2)	(13.2)	(3.4)
Transfers into level 3	---	0.4	8.0	---	8.4	---
Transfers out of level 3	(0.5)	---	(9.5)	---	(10.0)	---

Ending balance	$1.1	$1.7	$80.4	$11.3	$94.5	$57.4

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for 2013 and 2012.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Years ended December 31,

(In millions)	2013	2012

Assets:
S&P 500 Index options	$6.4	$1.8

Liabilities:
Index-based interest guarantees	$(12.9)	$(7.8)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded in other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded to interest credited and are sensitive to a number of variables and assumptions. The increase in unrealized losses for the index-based guarantee liability for 2013 was due to a change in the interest rate environment. The interest credited amount for 2013 and 2012 included negative interest on policyholder funds of $4.1 million and $3.3 million, respectively, due to changes in the Level 3 actuarial assumptions.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of December 31, 2013 that the Company continued to hold:

	December 31, 2013

(In millions)	Total	Level 1		Level 2		Level 3

Commercial mortgage loans	$68.7	$	---	$	---	$68.7
Real Estate Owned	35.2		---		---	35.2

Total assets measured at fair value on a nonrecurring basis	$103.9	$	---	$	---	$103.9

            86            STANCORP FINANCIAL GROUP, INC.

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $87.7 million were written down to their fair value of $68.7 million, less selling costs, at December 31, 2013. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $25.9 million at December 31, 2013. The Real Estate Owned measured on a nonrecurring basis as of December 31, 2013, and still held at December 31, 2013 had capital losses totaling $7.2 million for 2013. Real Estate Owned measured on a nonrecurring basis represents newly acquired properties or properties whose value has been adjusted based on pending sale or other market information.

The following table sets forth the assets measured at fair value on a nonrecurring basis as of December 31, 2012 that the Company continued to hold:

	December 31, 2012

(In millions)	Total	Level 1		Level 2		Level 3

Commercial mortgage loans	$53.9	$	---	$	---	$53.9
Real Estate Owned	48.2		---		---	48.2

Total assets measured at fair value on a nonrecurring basis	$102.1	$	---	$	---	$102.1

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $74.1 million were written down to their fair value of $53.9 million, less selling costs, at December 31, 2012. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $25.6 million at December 31, 2012. The Real Estate Owned measured on a nonrecurring basis as of December 31, 2012 and still held at December 31, 2012 had capital losses totaling $2.1 million for 2012. See “Note 10—Investments—Commercial Mortgage Loans” for further disclosures regarding the commercial mortgage loan loss allowance.

10.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	December 31, 2013

(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate bonds	$6,282.1	$339.6	$(76.0)	$6,545.7
U.S. government and agency bonds	320.8	32.8	(0.4)	353.2
U.S. state and political subdivision bonds	134.3	6.8	(0.8)	140.3
Foreign government bonds	58.9	6.6	---	65.5
S&P 500 Index options	15.8	---	---	15.8

Total fixed maturity securities	$6,811.9	$385.8	$(77.2)	$7,120.5

	December 31, 2012

(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate bonds	$5,942.0	$587.7	$(3.8)	$6,525.9
U.S. government and agency bonds	351.5	61.5	---	413.0
U.S. state and political subdivision bonds	151.6	16.8	---	168.4
Foreign government bonds	61.3	10.8	---	72.1
S&P 500 Index options	11.3	---	---	11.3

Total fixed maturity securities	$6,517.7	$676.8	$(3.8)	$7,190.7

2013 ANNUAL REPORT            87

Part II

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	December 31, 2013		December 31, 2012

(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$486.2	$495.1	$699.2	$712.9
Due after one year through five years	2,974.5	3,168.9	2,779.9	3,009.1
Due after five years through ten years	2,497.5	2,524.6	2,184.7	2,422.6
Due after ten years	853.7	931.9	853.9	1,046.1

Total fixed maturity securities	$6,811.9	$7,120.5	$6,517.7	$7,190.7

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.25%, or $302.8 million, of the Company’s fixed maturity securities portfolio at December 31, 2013. At December 31, 2013, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio. At December 31, 2013, the Company did not have any direct exposure to euro zone government issued debt or debt issued by investment and commercial banks headquartered in Portugal, Ireland, Italy, Greece or Spain. At December 31, 2013, fixed maturity securities issued by investment and commercial banks headquartered in other euro zone countries represented 0.9%, or $60.7 million, of the Company’s fixed maturity securities portfolio. There were no impairments on the fixed maturity securities with euro zone exposure in 2013.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2013

	Total		Less than 12 months		12 or more months

(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount

Unrealized losses:
U.S. state and political subdivision bonds	10	$0.8	10	$0.8	---	$	---
U.S. government and agency bonds	9	0.4	9	0.4	---		---
Corporate bonds	908	76.0	848	66.3	60		9.7

Total	927	$77.2	867	$67.5	60		$9.7

Fair market value of securities with unrealized losses:
U.S. state and political subdivision bonds	10	$15.4	10	$15.4	---	$	---
U.S. government and agency bonds	9	16.9	9	16.9	---		---
Corporate bonds	908	1,663.8	848	1,557.7	60		106.1

Total	927	$1,696.1	867	$1,590.0	60		$106.1

	December 31, 2012

	Total		Less than 12 months		12 or more months

(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount

Unrealized losses:
Corporate bonds	198	$3.8	188	$3.6	10		$0.2

Fair market value of securities with unrealized losses:
Corporate bonds	198	$342.5	188	$335.5	10		$7.0

The unrealized losses on the investment securities set forth above were partly due to increases in market interest rates subsequent to their purchase by the Company and have also been affected by overall economic factors. The Company expects the fair value of

            88            STANCORP FINANCIAL GROUP, INC.

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

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At December 31, 2013, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	December 31, 2013		December 31, 2012
(Dollars in millions)	Amount	Percent	Amount	Percent

Property type:
Retail	$2,629.2	48.6%	$2,560.7	48.6%
Industrial	1,008.7	18.7	995.8	18.9
Office	982.4	18.2	960.8	18.2
Hotel/motel	276.3	5.1	280.8	5.3
Commercial	218.6	4.0	205.3	4.0
Apartment and other	289.9	5.4	264.0	5.0

Total commercial mortgage loans, net	$5,405.1	100.0%	$5,267.4	100.0%

Geographic region*:
Pacific	$1,910.1	35.3%	$1,844.1	35.0%
South Atlantic	1,090.0	20.2	1,069.2	20.2
West South Central	672.8	12.4	634.8	12.1
Mountain	611.4	11.3	612.7	11.6
East North Central	473.8	8.8	443.9	8.4
Middle Atlantic	223.0	4.1	240.3	4.6
West North Central	186.9	3.5	183.0	3.5
East South Central	166.6	3.1	150.5	2.9
New England	70.5	1.3	88.9	1.7

Total commercial mortgage loans, net	$5,405.1	100.0%	$5,267.4	100.0%

U.S. state:
California	$1,455.5	26.9%	$1,436.3	27.3%
Texas	618.8	11.5	587.0	11.1
Florida	331.6	6.1	331.9	6.3
Georgia	310.7	5.8	311.5	5.9
Other states	2,688.5	49.7	2,600.7	49.4

Total commercial mortgage loans, net	$5,405.1	100.0%	$5,267.4	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

2013 ANNUAL REPORT            89

Part II

Impairment Evaluation

The Company continuously monitors its commercial mortgage loan portfolio for potential impairment by evaluating the portfolio and individual loans. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for the Company’s commercial mortgage loan impairment evaluation.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,
(In millions)	2013	2012

Commercial mortgage loan loss allowance:
Beginning balance	$46.6	$48.1
Provision	15.9	13.4
Charge-offs, net	(18.9)	(14.9)

Ending balance	$43.6	$46.6

Specific loan loss allowance	$25.9	$25.6
General loan loss allowance	17.7	21.0

Total commercial mortgage loan loss allowance	$43.6	$46.6

The decrease in the commercial mortgage loan loss allowance for 2013 compared to 2012 was primarily due to the decrease in the general loan loss allowance which was driven by improvement in the composition of the commercial mortgage loan portfolio that impacts the general loan loss allowance. This decrease was partially offset by an increase to the specific loan loss allowance. The increase in charge-offs was primarily due to higher losses related to foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio for 2013.

The following table sets forth the recorded investment in commercial mortgage loans:

	December 31,
(In millions)	2013	2012
Commercial mortgage loans collectively evaluated for impairment	$5,334.4	$5,214.2
Commercial mortgage loans individually evaluated for impairment	114.3	99.8
Commercial mortgage loan loss allowance	(43.6)	(46.6)

Total commercial mortgage loans, net	$5,405.1	$5,267.4

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

            90            STANCORP FINANCIAL GROUP, INC.

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	December 31, 2013
(In millions)	Retail	Industrial	Office	Hotel/ Motel	Commercial	Apartment and Other	Total

Performing commercial mortgage loans	$2,624.2	$1,004.6	$979.6	$276.3	$218.6	$289.9	$5,393.2
Nonperforming commercial mortgage loans	5.0	4.1	2.8	---	---	---	11.9

Total commercial mortgage loans	$2,629.2	$1,008.7	$982.4	$276.3	$218.6	$289.9	$5,405.1

	December 31, 2012
(In millions)	Retail	Industrial	Office	Hotel/ Motel	Commercial	Apartment and Other	Total

Performing commercial mortgage loans	$2,552.5	$993.0	$955.8	$280.8	$204.7	$263.5	$5,250.3
Nonperforming commercial mortgage loans	8.2	2.8	5.0	---	0.6	0.5	17.1

Total commercial mortgage loans	$2,560.7	$995.8	$960.8	$280.8	$205.3	$264.0	$5,267.4

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31, 2013
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$16.1	$16.1	$	---	$7.6
Office	3.9	3.9		---	1.5
Industrial	1.0	1.0		---	---
Commercial	1.8	1.8		---	---
Apartment and other	3.8	3.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowances	26.6	26.6		---	9.1

With specific loan loss allowances:
Retail	58.5	58.5		16.1	21.6
Office	9.7	9.7		3.8	0.9
Industrial	12.6	12.6		2.4	1.4
Commercial	6.0	6.0		3.6	2.5
Apartment and other	0.9	0.9		---	---

Total impaired commercial mortgage loans with specific loan loss allowances	87.7	87.7		25.9	26.4

Total impaired commercial mortgage loans	$114.3	$114.3		$25.9	$35.5

2013 ANNUAL REPORT            91

Part II

	December 31, 2012
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$15.3	$15.3	$	---	$2.2
Office	5.2	5.2		---	4.1
Industrial	3.3	3.3		---	0.2
Apartment and other	1.9	1.9		---	---

Total impaired commercial mortgage loans without specific loan loss allowances	25.7	25.7		---	6.5

With specific loan loss allowances:
Retail	37.9	37.9		13.2	9.3
Office	10.3	10.3		2.5	1.3
Industrial	11.4	11.4		3.6	2.0
Commercial	11.4	11.4		6.2	2.7
Apartment and other	3.1	3.1		0.1	---

Total impaired commercial mortgage loans with specific loan loss allowances	74.1	74.1		25.6	15.3

Total impaired commercial mortgage loans	$99.8	$99.8		$25.6	$21.8

The increase in the carrying value of impaired commercial mortgage loans at December 31, 2013 compared to December 31, 2012 was primarily due to an increase in commercial mortgage loans with a specific loan loss allowance within the Company’s retail segment during 2013. As of December 31, 2013 and December 31, 2012 the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for the policies regarding interest income for delinquent commercial mortgage loans.

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

The following tables set forth information related to the troubled debt restructurings of financing receivables:

	Year ended December 31, 2013
(Dollars in millions)	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
Troubled debt restructurings:
Retail	16	$20.0	$20.8
Office	3	1.6	1.6
Industrial	2	2.2	2.3
Commercial	1	0.9	0.9

Total troubled debt restructurings	22	$24.7	$25.6

            92            STANCORP FINANCIAL GROUP, INC.

	Year ended December 31, 2012
(Dollars in millions)	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
Troubled debt restructurings:
Retail	8	$8.0	$9.2
Industrial	3	2.4	2.4
Commercial	1	1.0	1.0
Apartment and other	1	1.8	1.9

Total troubled debt restructurings	13	$13.2	$14.5

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during 2013.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Years ended December 31,
(In millions)	2013	2012	2011

Average recorded investment	$113.4	$101.3	$92.3

The amount of interest income recognized on impaired commercial mortgage loans was $4.2 million, $4.1 million and $3.8 million for 2013, 2012 and 2011, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $3.8 million, $4.0 million and $3.1 million for 2013, 2012 and 2011, respectively. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

The following tables set forth the aging of commercial mortgage loans by property type:

	December 31, 2013
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans
Commercial mortgage loans:
Retail	$2.8	$0.3	$6.1	$9.2	$(1.5)	$2,621.5	$2,629.2
Office	1.3	---	3.7	5.0	(0.9)	978.3	982.4
Industrial	---	3.3	1.8	5.1	(0.9)	1,004.5	1,008.7
Hotel/motel	6.3	---	---	6.3	---	270.0	276.3
Commercial	---	---	---	---	---	218.6	218.6
Apartment and other	---	---	---	---	---	289.9	289.9

Total commercial mortgage loans	$10.4	$3.6	$11.6	$25.6	$(3.3)	$5,382.8	$5,405.1

	December 31, 2012
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

Commercial mortgage loans:
Retail	$17.2	$4.9	$4.7	$26.8	$(1.4)	$2,535.3	$2,560.7
Office	4.1	---	5.6	9.7	(0.6)	951.7	960.8
Industrial	1.6	0.5	3.6	5.7	(1.4)	991.5	995.8
Hotel/motel	---	---	---	---	---	280.8	280.8
Commercial	2.7	---	1.4	4.1	(0.8)	202.0	205.3
Apartment and other	---	0.6	---	0.6	---	263.4	264.0

Total commercial mortgage loans	$25.6	$6.0	$15.3	$46.9	$(4.2)	$5,224.7	$5,267.4

2013 ANNUAL REPORT            93

Part II

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that have been granted forbearance are not considered to be past due. Commercial mortgage loans that were at least 60 days past due totaled $15.2 million and $21.3 million at December 31, 2013 and 2012, respectively. The Company’s current level of past due commercial mortgage loans is lower than its historical levels due to an improving commercial real estate market. Commercial mortgage loans that were at least 60 days past due were 0.28% of the commercial mortgage loan portfolio at December 31, 2013, compared to 0.40% at December 31, 2012.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Years ended December 31,
(In millions)	2013	2012	2011
Fixed maturity securities:
Bonds	$303.0	$316.8	$323.6
S&P 500 Index options	14.4	7.8	(0.2)

Total fixed maturity securities	317.4	324.6	323.4
Commercial mortgage loans	341.7	331.9	310.2
Real estate	(1.4)	(1.0)	(0.4)
Other	9.0	8.6	8.0

Gross investment income	666.7	664.1	641.2
Investment expenses	(22.9)	(22.3)	(21.8)
Tax-advantaged investment operating losses	(13.9)	(13.3)	(6.6)

Net investment income	$629.9	$628.5	$612.8

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Years ended December 31,
(In millions)	2013	2012	2011
Gains:
Fixed maturity securities	$9.8	$10.8	$11.5
Commercial mortgage loans	2.4	1.5	0.9
Real estate investments	0.7	---	35.2
Real estate owned	2.3	1.3	1.1
Other	0.2	0.6	---

Gross capital gains	15.4	14.2	48.7

Losses:
Fixed maturity securities	(2.3)	(5.0)	(2.4)
Provision for commercial mortgage loan losses	(15.9)	(13.4)	(32.7)
Real estate investments	(0.1)	---	(0.5)
Real estate owned	(9.5)	(3.5)	(17.6)
Other	(3.3)	(1.0)	(2.4)

Gross capital losses	(31.1)	(22.9)	(55.6)

Net capital losses	$(15.7)	$(8.7)	$(6.9)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.4 million and $7.9 million at December 31, 2013 and 2012, respectively.

            94            STANCORP FINANCIAL GROUP, INC.

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

The notional amount of the Company’s S&P 500 Index options at December 31, 2013 and 2012 was $350.5 million and $315.2 million, respectively. Option premiums paid for the Company’s S&P 500 Index option contracts were $9.4 million and $9.5 million for 2013 and 2012, respectively. The Company received $19.3 million and $13.2 million for options exercised in 2013 and 2012, respectively.

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

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	December 31,
(In millions)	2013	2012
Assets:
Fixed maturity securities:
S&P 500 Index options	$15.8	$11.3

Liabilities:
Other policyholder funds:
Index-based interest guarantees	$67.6	$57.4

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

Derivatives Not Designated as Hedging Instruments	Years ended December 31,
(In millions)	2013	2012	2011
Net investment income:
S&P 500 Index options	$14.4	$7.8	$ (0.2)

Interest credited:
Index-based interest guarantees	(9.0)	(6.4)	(1.3)

Net gain (loss)	$5.4	$1.4	$ (1.5)

Fluctuations in the fair value of the S&P 500 Index options are primarily the result of volatility in the S&P 500 Index and are recorded to net investment income. Changes in the fair value of the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to changes in the interest rate environment. As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, a process known as “unlocking,” interest credited decreased $4.1 million

2013 ANNUAL REPORT            95

Part II

and $3.3 million for 2013 and 2012, respectively. The combined changes in fair value of the S&P 500 Index options and the index-based interest guarantees resulted in net gains for 2013 and 2012.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of approximately 4.27% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	December 31, 2013

(In millions)	Assets at Fair Value	Maximum Credit Risk

Counterparty:
The Bank of New York Mellon	$11.0	$14.3
Goldman Sachs	4.8	5.9

Total	$15.8	$20.2

12.	DAC, VOBA AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Years ended
	December 31,

(In millions)	2013	2012	2011

Carrying value at beginning of year, net:
DAC	$284.9	$274.4	$250.1
VOBA	23.4	26.4	28.4
Other intangible assets	38.2	44.1	51.7

Total balance at beginning of year	346.5	344.9	330.2

Deferred or acquired:
DAC	76.9	71.4	81.7

Total deferred or acquired	76.9	71.4	81.7

Amortized during year:
DAC	(42.7)	(60.9)	(57.4)
VOBA	(3.3)	(3.0)	(2.0)
Other intangible assets	(6.1)	(5.9)	(7.6)

Total amortized during year	(52.1)	(69.8)	(67.0)

Carrying value at end of year, net:
DAC	319.1	284.9	274.4
VOBA	20.1	23.4	26.4
Other intangible assets	32.1	38.2	44.1

Total carrying value at end of year	$371.3	$346.5	$344.9

            96            STANCORP FINANCIAL GROUP, INC.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2013		December 31, 2012

(Dollars in millions)	Amount	Percent	Amount	Percent

DAC	$80.1	25.1%	$60.9	21.4%
VOBA	4.3	21.4	5.9	25.2

The value of DAC and VOBA is dependent on key assumptions. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion of the key assumptions used to determine the values of DAC and VOBA. These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. The Company recorded a reduction to VOBA of $1.0 million in 2013 and $0.8 million in 2012 due to changes in expected gross profits related to the block of claims assumed. The Company did not record a similar impairment for 2011. As a result of unlocking, the amortization schedule for future periods is also adjusted.

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended
	December 31,

(In millions)	2013	2012	2011

Decrease to DAC and VOBA	$(1.7)	$(1.7)	$(0.9)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The accumulated amortization of VOBA was $68.7 million and $65.4 million at December 31, 2013 and 2012, respectively. The accumulated amortization of other intangible assets was $42.6 million and $36.5 million at December 31, 2013 and 2012, respectively. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion on the amortization policies for VOBA and other intangible assets.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for each of the next five years:

(In millions)	Amount

2014	$7.6
2015	7.2
2016	5.6
2017	4.2
2018	4.2

13.	LIABILITY FOR UNPAID CLAIMS, CLAIM ADJUSTMENT EXPENSES AND OTHER POLICYHOLDER FUNDS

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

2013 ANNUAL REPORT            97

Part II

The following table sets forth the change in the liability for unpaid claims and claim adjustment expenses:

	Years ended
	December 31,

(In millions)	2013	2012	2011

Net balance at beginning of the year:
Balance at beginning of the year, gross of reinsurance	$4,005.9	$3,857.0	$3,716.3
Less: reinsurance recoverable	(128.6)	(117.3)	(110.5)

Net balance at beginning of the year	3,877.3	3,739.7	3,605.8

Incurred related to:
Current year	1,081.7	1,140.3	1,077.1
Prior year’s interest	180.3	181.2	175.9
Prior years	(133.2)	(79.8)	(46.5)

Total incurred	1,128.8	1,241.7	1,206.5

Paid related to:
Current year	(345.9)	(354.8)	(347.1)
Prior year	(778.2)	(749.3)	(725.5)

Total paid	(1,124.1)	(1,104.1)	(1,072.6)

Net balance at end of the year	3,882.0	3,877.3	3,739.7
Plus: reinsurance recoverable	139.9	128.6	117.3

Balance at end of the year, gross of reinsurance	$4,021.9	$4,005.9	$3,857.0

Classified as future policy benefits and claims, but excluded from the table above are amounts recorded for group and individual life reserves, group and individual annuity reserves, and individual disability active life reserves.

The following table sets forth the reconciliation of amounts above to future policy benefits and claims as presented on the consolidated balance sheets:

	Years ended
	December 31,

(In millions)	2013	2012	2011

Future policy benefits and claims	$5,846.9	$5,843.2	$5,683.6
Less: Group life reserves	(751.7)	(765.3)	(765.4)
Less: Individual life reserves	(603.6)	(600.9)	(597.2)
Less: Group and individual annuity reserves	(220.0)	(237.4)	(244.2)
Less: Individual disability active life reserves	(249.7)	(233.7)	(219.8)

Liability for unpaid claims and claim adjustment expenses	$4,021.9	$4,005.9	$3,857.0

The majority of the net liability balances are related to long term disability claims on which interest earned on assets backing the reserves is a key component of reserving and pricing. The year-to-year development of incurred claims related to prior years is therefore broken out into an interest portion and remaining incurred portion.

The changes in amounts incurred related to prior years are not the result of a significant change in an underlying assumption or method used to determine the estimate. Instead the Company expects these amounts to change over time as a result of the growth in the size of the Company’s in force insurance business and the actual claims experience with respect to that business during the time periods captured for claims with an incurred date in years prior to the year of valuation. Interest is also a key component in the year-to-year development of the reserves and therefore the positive changes in amounts incurred related to prior years should not be taken as an indicator of the adequacy or inadequacy of the reserves held. In each of the years captured, there was a decrease in incurred amounts associated with prior years after the effect of interest is taken into account, indicating that claim experience was favorable compared to the assumptions used to establish the associated reserves. Significant changes to assumptions regarding unpaid claims and claims adjustment expenses for prior periods in the group long term disability reserves were not made in 2013, 2012 and 2011 primarily due to the long-term nature of this product and the materiality of other factors including the potential impact of the

            98            STANCORP FINANCIAL GROUP, INC.

economic uncertainty in 2013, 2012 and 2011. The Company carefully monitors trends in reserve assumptions and when these trends become credible and are expected to persist, the Company incorporates these factors into its reserves to ensure best estimates are established.

The following table sets forth the composition of other policyholder funds:

	Years ended
	December 31,

(In millions)	2013	2012

Retirement plan stable asset funds	$1,954.1	$1,554.1
Individual fixed-rate annuity funds	2,541.7	2,434.9
Indexed annuity funds	440.8	409.2
Investment only stable asset funds	326.1	336.4
Other	788.9	796.5

Total other policyholder funds	$6,051.6	$5,531.1

The primary components of other policyholder funds are retirement plan stable asset funds which the Company provides recordkeeping services, individual fixed-rate annuity funds, indexed annuity funds and investment only stable asset funds. The remaining balance is comprised primarily of premiums on deposits, advanced premiums and experience related liabilities.

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

Standard maintains a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders more flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2013, the agreement provided for 26.1% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2013, was $233.6 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for approximately 3% of the Standard’s total premiums for each of the three years 2013, 2012 and 2011. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

In 2012, the Company amended its Yearly Renewable Term reinsurance agreement with Canada Life Assurance Company (“Canada Life”). The amendment increased the amount of group life insurance risk to be ceded to Canada Life. The amended agreement limits the Standard’s exposure to losses in the event of a catastrophe impacting its group life business. This amendment to Standard’s reinsurance agreement released approximately $100 million of additional net capital, for a total release of approximately $170 million. This release of capital can fluctuate based on a percentage of Standard’s in-force business. The agreement is subject to termination by either party.

The Company also maintains reinsurance coverage for certain catastrophe losses related to group life and AD&D with partial coverage of nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and its participation in a catastrophe reinsurance pool discussed below, the Company has coverage of up to $520.0 million per event.

The Company is part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses from group life and AD&D over 21 participating members. The annual fee paid by the Company in 2013 to participate in the pool was less than $30,000. As a member of the pool, the Company is exposed to maximum potential losses experienced by other participating members of up to $112.6 million for a single event for losses submitted by a single company and a maximum of $281.8 million for a single event for losses submitted by multiple companies. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of the Company’s group life and AD&D in force relative to the total group life and AD&D in force for all pool participants. The catastrophe reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism.

2013 ANNUAL REPORT            99

Part II

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

The following table sets forth reinsurance information:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies		Net Amount	Percentage of Amount Assumed to Net

2013:
Life insurance in force	$321,881.7	$5,966.8		$57.7	$315,972.6	--- %
Premiums:
Life insurance and annuities	$898.5	$48.5	$	---	$850.0	---
Accident and health insurance	1,258.6	81.0		96.7	1,274.3	7.6

Total premiums	$2,157.1	$129.5		$96.7	$2,124.3	4.6

2012:
Life insurance in force	$346,814.5	$7,233.1		$65.1	$339,646.5	--- %
Premiums:
Life insurance and annuities	$937.9	$51.0	$	---	$886.9	---
Accident and health insurance	1,263.3	83.7		97.4	1,277.0	7.6

Total premiums	$2,201.2	$134.7		$97.4	$2,163.9	4.5

2011:
Life insurance in force	$350,623.1	$55,126.0		$71.7	$295,568.8	--- %
Premiums:
Life insurance and annuities	$942.3	$52.2	$	---	$890.1	---
Accident and health insurance	1,241.8	76.1		97.5	1,263.2	7.7

Total premiums	$2,184.1	$128.3		$97.5	$2,153.3	4.5

Recoveries recognized under reinsurance agreements were $79.8 million, $74.0 million and $75.9 million for 2013, 2012 and 2011, respectively. Amounts recoverable from reinsurers were $988.1 million and $972.4 million at December 31, 2013 and 2012, respectively. Of these amounts, $791.0 million and $793.0 million for 2013 and 2012, respectively, were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. See “Note 15—Reinsurance of Blocks of Business.”

15.	REINSURANCE OF BLOCKS OF BUSINESS

Effective October 1, 2000, Standard assumed, through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2013, was $569.2 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The national marketing agreement is renewed annually.

Effective January 1, 2001, Standard ceded to Protective Life, through a reinsurance agreement, Standard’s individual life insurance product line. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding statutory liabilities. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s consolidated balance sheets, and an equal amount is recorded as a recoverable from the reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life. The Company evaluates the collectability of the amounts recoverable from reinsurers by monitoring the value of assets held in trust and the credit quality of Protective Life. The amount of assets required to be maintained in the trust is determined quarterly.

            100            STANCORP FINANCIAL GROUP, INC.

Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2013, was $215.1 million. Approximately $60.0 million in VOBA was recorded related to the reinsurance agreement.

16.	INSURANCE INFORMATION

The following table sets forth insurance information:

(In millions)	DAC, net(1)	Future Policy Benefits and Claims	Other Policyholder Funds	Premium Revenues	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of DAC	Other Operating Expenses (2)

2013:
Employee Benefits	$24.2	$3,995.9	$315.3	$1,926.9	$267.8	$1,520.2	$22.6	$473.2
Individual Disability	214.8	1,631.1	198.9	190.5	52.8	121.8	22.6	65.7

Total Insurance
Services	239.0	5,627.0	514.2	2,117.4	320.6	1,642.0	45.2	538.9
Asset Management	80.1	219.9	5,537.4	6.9	293.2	189.8	17.7	155.9

Total	$319.1	$5,846.9	$6,051.6	$2,124.3	$613.8	$1,831.8	$62.9	$694.8

2012:
Employee Benefits	$24.6	$4,025.6	$353.5	$1,980.6	$286.0	$1,661.3	$23.9	$489.2
Individual Disability	199.3	1,580.2	203.5	176.6	53.7	116.2	21.9	64.3

Total Insurance
Services	223.9	5,605.8	557.0	2,157.2	339.7	1,777.5	45.8	553.5
Asset Management	61.0	237.4	4,974.1	6.7	278.6	186.8	15.8	153.3

Total	$284.9	$5,843.2	$5,531.1	$2,163.9	$618.3	$1,964.3	$61.6	$706.8

2011:
Employee Benefits	$30.1	$3,910.0	$376.9	$1,973.0	$288.6	$1,639.6	$22.8	$478.1
Individual Disability	183.6	1,529.4	202.4	172.3	52.7	115.9	20.1	64.1

Total Insurance
Services	213.7	5,439.4	579.3	2,145.3	341.3	1,755.5	42.9	542.2
Asset Management	60.7	244.2	4,498.8	8.0	262.7	176.7	16.2	152.6

Total	$274.4	$5,683.6	$5,078.1	$2,153.3	$604.0	$1,932.2	$59.1	$694.8

(1)	See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” And “Note 12—DAC, VOBA and Other Intangible Assets.”
(2)	Other operating expenses include operating expenses, commissions and bonuses, premium taxes, interest expense and the net increase in DAC, VOBA and other intangible assets.

17.	REGULATORY MATTERS

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Principles (“SSAP”) set forth in publications of the National Association of Insurance Commissioners (“NAIC”). Standard and the Standard Life Insurance Company of New York did not use any prescribed or permitted statutory accounting practices that are different than the statutory accounting practices promulgated by the NAIC for the years ended 2013, 2012 or 2011.

Statutory accounting practices differ in some respects from GAAP. The principal statutory accounting practices that differ from GAAP are:

•	Bonds and commercial mortgage loans are reported principally at amortized cost and adjusted carrying value, respectively.
•	Asset valuation and the interest maintenance reserves are provided as prescribed by the NAIC.
•	Certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables are not recognized as assets, resulting in a charge to statutory surplus.

2013 ANNUAL REPORT            101

Part II

•	Annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received.
•	Reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates.
•	Commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred.
•	Initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods.
•

Federal income tax expense includes current income taxes defined as current year estimates of federal income taxes and tax contingencies for current and all prior years and amounts incurred or received during the year relating to prior periods, to the extent not previously provided.

•	Deferred tax assets, net of deferred tax liabilities, which will be realized within three years, are considered admitted assets and are included in the regulatory financial statements.
•	Surplus notes are classified as a component of surplus for statutory reporting and are classified as a liability for GAAP reporting.

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors and by Oregon law, which limits Standard’s dividend payments and other distributions to the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory dividend limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. As of December 31, 2013, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $195.1 million and capital and surplus was $1.29 billion. Based upon Standard’s results for 2013, the amount of ordinary dividends and other distributions available in 2014, without additional approval from the Oregon Insurance Division is $195.1 million. As of December 31, 2012, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $132.7 million and capital and surplus was $1.19 billion. Based upon Standard’s results for 2012, the amount of ordinary dividends and other distributions available in 2013, without additional approval from the Oregon Insurance Division was $132.7 million.

During 2013 and 2012, Standard made distributions to StanCorp totaling $130.0 million and $320.0 million, respectively.

During 2012, StanCorp made a capital infusion of $10.0 million to The Standard Life Insurance Company of New York. In 2013, there was not a capital infusion between StanCorp and The Standard Life Insurance Company of New York.

State insurance departments require insurance enterprises to adhere to minimum Risk-based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2013 and 2012, the insurance subsidiaries’ capital levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The Authorized Control Level RBC was $186.6 million and $189.1 million at December 31, 2013 and 2012, respectively. At December 31, 2013, the capital of the Company’s insurance subsidiaries was approximately 398% of the Company Action Level RBC required by regulators, which was approximately 796% of the Authorized Control Level RBC required by the Company’s states of domicile. At December 31, 2012, the capital of the Company’s insurance subsidiaries was approximately 365% of the Company Action Level RBC required by regulators, which was approximately 730% of the Authorized Control Level RBC required by the Company’s states of domicile.

            102            STANCORP FINANCIAL GROUP, INC.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP equity:

	December 31,

(In millions)	2013	2012

Statutory capital and surplus	$1,359.0	$1,259.6

Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	325.8	301.7
DAC, VOBA and other intangible assets	351.6	322.0
Deferred tax liabilities	(265.3)	(236.8)
Asset valuation reserve	127.5	117.5
Valuation of investments	236.4	449.8
Interest maintenance reserve	25.5	24.8
Equity of StanCorp and its non-insurance subsidiaries	116.1	51.6
Non-admitted assets	178.2	144.1
Pension and postretirement benefit plans	(6.6)	3.6
Capital lease obligations	(3.4)	(2.4)
Surplus note	(250.0)	(250.0)
Other, net	(42.0)	(16.5)

GAAP equity	$2,152.8	$2,169.0

The following table reconciles statutory net income based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP net income:

	Years ended December 31,

(In millions)	2013	2012	2011

Statutory net income	$198.5	$131.5	$125.8

Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	11.0	26.4	48.0
DAC and VOBA, net of amortization	9.4	5.5	19.2
Deferred income taxes	(13.5)	(22.4)	(42.1)
Current income taxes	9.6	17.2	24.7
Earnings of StanCorp and its non-insurance subsidiaries	(8.9)	(23.8)	(18.9)
Deferred capital gains (interest maintenance reserve)	0.7	5.0	7.2
Pension and postretirement benefit plans	17.6	(1.7)	(3.1)
Share based compensation	(3.6)	(5.4)	(5.2)
Investments	8.5	5.8	(12.6)
Other, net	(0.8)	0.4	(6.3)

GAAP net income	$228.5	$138.5	$136.7

18.	LONG-TERM DEBT

On August 10, 2012, the Company issued $250 million of 5.00%, 10-year senior notes (“2022 Senior Notes”), which mature on August 15, 2022. Interest is payable semi-annually on February 15 and August 15. The Company used the net proceeds from the issuance of the 2022 Senior Notes to repay the $250 million of 6.875%, 10-year senior notes (“2012 Senior Notes”), on September 28, 2012.

The Company has $300 million of 6.90%, junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067 and is non-callable for the first 10 years (prior to June 1, 2017). The principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually on June 1 and December 1 for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. StanCorp is currently not deferring interest on the Subordinated Debt.

2013 ANNUAL REPORT            103

Part II

The following table sets forth the Company’s long-term debt:

	December 31,

(In millions)	2013	2012

Long-term debt:
Senior notes	$250.0	$250.0
Subordinated debt	300.0	300.0
Other long-term borrowings	1.9	1.4

Total long-term debt	$551.9	$551.4

19.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2013. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

Senior Unsecured Revolving Credit Facility (“Facility”) Contingencies

The Company maintains a $250 million Facility. Upon the request of StanCorp and with the consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2017, though, at the option of StanCorp and with the consent of the lenders under the Facility, the termination date can be extended one additional year to June 22, 2018. The Company expects to use the Facility for working capital, general corporate purposes and for the issuance of letters of credit.

Under the agreement, the Company is subject to two financial covenants that are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At December 31, 2013, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Operating Lease Commitments

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2023. Most of these leases have renewal options for periods ranging from one to ten years.

The following table sets forth future minimum payments under the leases:

(In millions)
2014	$8.9
2015	7.9
2016	7.6
2017	7.1
2018	2.6
Thereafter	1.8

Total rent expense was $13.7 million, $15.2 million and $16.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the minimum future rental receivables on non-cancelable leases of retail and office space with initial terms of one year or more:

(In millions)

2014	$7.4
2015	6.6
2016	4.7
2017	2.1
2018	1.5
Thereafter	5.9

            104            STANCORP FINANCIAL GROUP, INC.

Other Financing Obligations

The Company’s financing obligations include long-term debt and capital lease payment obligations as well as commitments to fund commercial mortgage loans.

The Company’s debt obligations consisted primarily of the $250 million 5.00% 2022 Senior Notes and the $300 million 6.90% Subordinated Debt. See “Note 18—Long-Term Debt” for additional information.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2013, the Company had outstanding commitments to fund commercial mortgage loans totaling $197.6 million, with fixed interest rates ranging from 4.25% to 5.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Net Unrealized Gains (Losses) on Fixed Maturity Securities Available-for-Sale	Employee Benefit Plans	Total Accumulated Other Comprehensive Income (loss)

Balance, January 1, 2012	$315.2	$(80.1)	$235.1

Other comprehensive income, net of tax before reclassification adjustment(1)	71.4	---	71.4
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(3.6)	6.4	2.8

Net other comprehensive income, net of tax	67.8	6.4	74.2

Balance, December 31, 2012	383.0	(73.7)	309.3

Other comprehensive (loss) income, net of tax before reclassification adjustment(3)	(205.3)	41.2	(164.1)
Amounts reclassified from accumulated other comprehensive income, net of tax(4)	(4.5)	(6.0)	(10.5)

Net other comprehensive (loss) income, net of tax	(209.8)	35.2	(174.6)

Balance, December 31, 2013	$173.2	$(38.5)	$134.7

(1)	Net of tax expense of $38.3 million for unrealized gains on fixed maturity securities and $0.2 million for employee benefits, respectively.
(2)	Net of tax benefit of $2.2 million for unrealized gains on fixed maturity securities and net of tax expense of $3.4 million for employee benefits.
(3)	Net of tax benefit of $111.1 million for unrealized losses on fixed maturity securities and net of tax expense of $22.2 million for employee benefits.
(4)	Net of tax benefit of $3.1 million for unrealized gains on fixed maturity securities and $3.2 million for employee benefits, respectively.

21.	SEVERANCE, TRANSITION COSTS AND LEASE TERMINATIONS

During 2013, the Company implemented expense management initiatives to offset the negative effects of the continued low interest rate environment and lower Employee Benefits premiums compared to 2012. In addition to severance, transition costs and lease terminations, the Company incurred $2.3 million in other project initiatives.

The following tables set forth expenses incurred related to the expense management initiatives:

	Years ended December 31, 2013
(In millions)	Beginning Accrued Liability(1)	Charged to Expense, Net	Expenditures	Ending Accrued Liability

Severance	$0.1	$2.9	$2.8	$0.2
Transition costs	---	1.3	1.3	---
Lease terminations	0.3	---	0.3	---

Total severance, transition costs and lease terminations	$0.4	$4.2	$4.4	$0.2

2013 ANNUAL REPORT            105

Part II

	Year Ended December 31, 2012
(In millions)	Beginning Accrued Liability(1)	Charged to Expense, Net		Expenditures	Ending Accrued Liability

Severance	$1.0	$	---	$0.9	$0.1
Transition costs	---		---	---	---
Lease terminations	1.0		---	0.7	0.3

Total severance, transition costs and lease terminations	$2.0	$	---	$1.6	$0.4

(1)	Amounts relate to restructuring charges implemented by the Company during 2011.

            106            STANCORP FINANCIAL GROUP, INC.

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter:

	2013
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$528.6	$524.4	$535.1	$536.2
Administrative fees	32.0	30.5	30.4	28.7
Net investment income	160.8	155.8	154.1	159.2
Net capital losses	(2.8)	(8.7)	(2.6)	(1.6)

Total revenues	718.6	702.0	717.0	722.5
Benefits to policyholders	394.5	395.0	424.1	441.8
Net income	65.0	59.0	57.7	46.8

Net income per common share:
Basic	$1.48	$1.33	$1.30	$1.05
Diluted	1.46	1.32	1.30	1.05

	2012
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$533.8	$528.7	$548.1	$553.3
Administrative fees	28.5	27.8	29.8	28.6
Net investment income	157.6	159.8	151.4	159.7
Net capital losses	(1.9)	(2.6)	(4.0)	(0.2)

Total revenues	718.0	713.7	725.3	741.4
Benefits to policyholders	444.7	422.4	475.9	450.0
Net income	38.4	44.9	20.0	35.2

Net income per common share:
Basic	$0.87	$1.02	$0.45	$0.79
Diluted	0.87	1.01	0.45	0.79

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. (the “Company”) has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2013, and designed to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

2013 ANNUAL REPORT            107

Part II

Management’s annual report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Company management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

            108            STANCORP FINANCIAL GROUP, INC.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the internal control over financial reporting of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP
Portland, Oregon February 26, 2014

2013 ANNUAL REPORT            109

Part II

Item 9B.	Other Information

On February 10, 2014, the Organization & Compensation Committee of the Board of Directors approved a revised form of long-term incentive agreement for senior officers to be effective for performance years 2014-2016. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.17.

On July 11, 2013, the Company’s Deferred Compensation Plan for Senior Officers (the “Plan”) was amended to provide that the Company’s Director of Compensation and Benefits is responsible for managing Plan operation and administration. The second amendment is attached hereto and filed herewith as Exhibit 10.21.

On November 20, 2013, the Company’s Plan was amended effective with Plan years beginning on and after January 1, 2014 to reflect how earnings are allocated to participant accounts following a participant’s separation from service. The third amendment is attached hereto and filed herewith as Exhibit 10.22.

On February 10, 2014 the Company made minor edits to the form of agreement used for senior officer option grants to allow for on-line acceptance of the agreements. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.7.

On February 10, 2014 the Company made minor edits to the form of agreement used for senior officer restricted stock unit grants to allow for on-line acceptance of the agreements. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.20.

            110            STANCORP FINANCIAL GROUP, INC.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 relating to directors of StanCorp Financial Group, Inc. (the “Company”) is set forth under the caption “Election of Directors” in the Company’s 2014 Definitive Proxy Statement to be filed by the Company with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013 (the “Proxy Statement”), herein incorporated by reference.

For information on the executive officers of the registrant, see Part I, Item 4A, “Executive Officers of the Registrant.”

Information relating to beneficial ownership reporting compliance by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, herein incorporated by reference.

The Company has codes of business ethics for all directors, senior executive officers, including the Chairman, President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Vice President and Controller of StanCorp (its principal executive officer, principal financial officer and principal accounting officer, respectively), and employees of the Company. The codes of business ethics are available on the Company’s investor relations website located at www.stancorpfinancial.com. A copy of the codes of business ethics will be provided without charge to any person who requests them by writing or telephoning the Company’s Shareholder Services Department, StanCorp Financial Group, Inc., 1100 SW Sixth Avenue, Portland, OR 97204, (800) 378-8360. The Company will disclose on its investor relations website any amendments to or waivers from its codes of business ethics applicable to directors or executive officers of StanCorp, including the Chairman, President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Vice President and Controller in accordance with all applicable laws and regulations.

AUDIT COMMITTEE

StanCorp has a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. Information regarding the members of the Audit Committee is reported under the caption “Corporate Governance—Board of Directors and Committee Meetings, Membership, Attendance, Independence and Other Board Matters” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

Information required by Item 10 regarding the Audit Committee Financial Expert is reported under the caption “Corporate Governance—Board of Directors and Committee Meetings, Membership, Attendance, Independence and Other Board Matters” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 11.	Executive Compensation

Information required by Item 11 regarding executive compensation and related matters is reported under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Report of the Organization & Compensation Committee” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 regarding security ownership of certain beneficial owners and management is reported under the caption “Security Ownership of Certain Beneficial Owners” and “Share Ownership of Directors and Officers” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

EQUITY COMPENSATION PLANS

The Company has two active equity compensation plans, both of which have been approved by shareholders. These are the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”).

The following table sets forth the shares to be issued subject to outstanding options and the shares otherwise available for issue under these plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,009,142	$43.02	4,281,253
Equity compensation plans not approved by security holders	---	---	---

2013 ANNUAL REPORT            111

Part III

As of December 31, 2013, there were 1,425,002 shares available for issuance under the ESPP and there were 2,856,251 shares available to be issued as options or stock awards under the 2002 Plan. Of the shares available for issuance under the 2002 Plan, only 1,074,257 shares could be issued as stock awards. Shares issuable under performance share awards and restricted stock unit awards are not included in calculating the weighted-average price of outstanding options, warrants and rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 regarding certain relationships and related transactions, and director independence is reported under the captions “Corporate Governance—Director Independence” and “Transactions with Related Parties” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 14.	Principle Accountant Fees and Services

Information required by Item 14 regarding principal accounting fees and services is reported under the caption “Proposal 2—Ratify the Appointment of the Independent Registered Public Accounting Firm” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

            112            STANCORP FINANCIAL GROUP, INC.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following Documents are filed as part of this annual report:

1.	Consolidated Financial Statements

See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required or the required information has been included with the consolidated financial statements or the notes thereto.

3.	Exhibits Index

The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

2013 ANNUAL REPORT            113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on February 26, 2014.

STANCORP FINANCIAL GROUP, INC.

By:	/S/ J. GREG NESS
J. Greg Ness
Chairman, President and Chief Executive Officer
Date:	February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. GREG NESS J. Greg Ness	Chairman, President and Chief Executive Officer (Principle Executive Officer), Director	February 26, 2014

/s/ FLOYD F. CHADEE Floyd F. Chadee	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2014

/s/ ROBERT M. ERICKSON Robert M. Erickson	Vice President and Controller (Principal Accounting Officer)	February 26, 2014

* Virginia L. Anderson	Director	February 10, 2014

* Frederick W. Buckman	Director	February 10, 2014

* Stanley R. Fallis	Director	February 10, 2014

* Timothy A. Holt	Director	February 10, 2014

* Debora D. Horvath	Director	February 10, 2014

* Duane C. McDougall	Director	February 10, 2014

* Kevin M. Murai	Director	February 10, 2014

* Eric E. Parsons	Director	February 10, 2014

* Mary F. Sammons	Director	February 10, 2014

* E. Kay Stepp	Director	February 10, 2014

* Michael G. Thorne	Director	February 10, 2014

*By:	/S/ FLOYD F. CHADEE
Floyd F. Chadee, as Attorney-in-fact
Date:	February 26, 2014

            114            STANCORP FINANCIAL GROUP, INC.

EXHIBIT INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 to Registrant’s Form 10-Q filed on August 8, 2012 and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 to Registrant’s Form S-1A filed on March 12, 1999 and incorporated herein by this reference

4.1	Amended and Restated Rights Agreement	Filed as Exhibit 4.1 to Registrant’s Form 10-Q filed on August 3, 2011 (exhibits to this Agreement filed as Exhibit 4.1 to Registrants Form 10-Q filed on November 2, 2011 and incorporated herein by this reference)

4.2	Underwriting Agreement dated August 3, 2012 between StanCorp Financial Group, Inc. and the several underwriters named therein, for whom Barclays Capital Inc.; Goldman, Sachs & Co.; and J.P. Morgan Securities LLC act as representatives.	Filed as Exhibit 1.1 to Registrant’s Form 8-K filed on August 8, 2012 and incorporated herein by this reference

4.3	Second Supplemental Indenture dated August 10, 2012 between StanCorp Financial Group, Inc. and U.S. Bank National Association (including form of 5.00% Senior Note due 2022).	Filed as Exhibit 4.1 to Registrant’s Form 8-K filed on August 10, 2012 and incorporated herein by this reference

4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association	Filed as Exhibit 4.1 to Registrant’s Form 8-K/A filed on May 30, 2007 and incorporated herein by this reference

10.1*	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 to Registrant’s Form 10-Q filed on August 14, 2000 and incorporated herein by this reference

10.2*	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed as Exhibit 10.3 to Registrant’s Form 10-K filed on March 10, 2005 and incorporated herein by this reference

10.3*	1999 Employee Share Purchase Plan, as amended	Filed as Exhibit 10.3 to Registrant’s Form 10-K filed on February 26, 2013 and incorporated herein by this reference

10.4*	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement	Filed as Exhibit 10.3 to Registrant’s Form 10-Q filed on May 8, 2008 and incorporated herein by this reference

10.5*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement	Filed as Exhibit 10.6 to Registrant’s Form 10-K filed on February 27, 2008 and incorporated herein by this reference

2013 ANNUAL REPORT            115

Number	Name	Method of Filing
10.6*	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on May 15, 2013 and incorporated herein by this reference

10.7*	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers	Filed herewith

10.8*	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors	Filed as Exhibit 10.4 to Registrant’s Form 10-Q filed on May 8, 2008 and incorporated herein by this reference

10.9*	StanCorp Financial Group, Inc. Short-Term Incentive Plan	Filed as Exhibit 10.2 to Registrant’s Form 10-Q filed on August 8, 2012 and incorporated herein by this reference

10.10*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement	Filed as Exhibit 10.15 to Registrant’s Form 10-K filed on February 27, 2008 and incorporated herein by this reference

10.11*	Form of Executive Officer and Director Indemnity Agreement	Filed as Exhibit 10.25 to Registrant’s Form 10-Q filed on August 9, 2005 and incorporated herein by this reference

10.12	Credit Agreement Dated as of June 22, 2012 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on June 22, 2012 and incorporated herein by this reference

10.13*	Form of Change of Control Agreement, As Amended	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on December 15, 2010 and incorporated herein by this reference

10.14*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period) (Effective for the periods 2011-2013)	Filed as Exhibit 10.21 to Registrant’s Form 10-K filed on February 25, 2011 and incorporated herein by this reference

10.15*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement ( Performance Period) (Effective for the periods 2012-2014)	Filed as Exhibit 10.15 to Registrant’s Form 10-Q filed on May 9, 2012 and incorporated herein by this reference
10.16*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2013-2015 Performance Period)	Filed as Exhibit 10.17 to Registrant’s Form 10-K filed on February 26, 2013 and incorporated herein by this reference

10.17*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2014-2016 Performance Period)	Filed herewith

            116            STANCORP FINANCIAL GROUP, INC.

Number	Name	Method of Filing

10.18*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment	Filed as Exhibit 10.1 to Registrant’s Form 10-Q filed on November 4, 2008 and incorporated herein by this reference

10.19	Amendment No. 1 to Credit Agreement Dated as of June 18, 2013 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on June 19, 2013 and incorporated herein by this reference

10.20*	Form of StanCorp Financial Group, Inc. Restricted Stock Unit Award Agreement for Senior Officers	Filed herewith

10.21*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—Second Amendment	Filed herewith

10.22*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—Third Amendment	Filed herewith

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates management contract or compensatory plan or arrangement

2013 ANNUAL REPORT            117