Form 10-Q
period 2014-03-31
STANCORP FINANCIAL GROUP INC
filed 2014-05-07
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 25, 2014, there were 43,737,487 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013	2

	Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and the year ended December 31, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	64

ITEM 4.	CONTROLS AND PROCEDURES	64

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	65

ITEM 1A.	RISK FACTORS	65

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	68

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	69

ITEM 4.	MINE SAFETY DISCLOSURES	69

ITEM 5.	OTHER INFORMATION	69

ITEM 6.	EXHIBITS	69

SIGNATURES		70

PART I.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Premiums	$510.1	$536.2
Administrative fees	31.6	28.7
Net investment income	150.6	159.2
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	—	(0.3)
All other net capital losses	(1.1)	(1.3)

Total net capital losses	(1.1)	(1.6)

Total revenues	691.2	722.5

Benefits and expenses:
Benefits to policyholders	401.1	441.8
Interest credited	43.5	46.6
Operating expenses	113.1	105.1
Commissions and bonuses	51.8	53.8
Premium taxes	9.1	9.5
Interest expense	8.4	8.5
Net increase in deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets	(1.2)	(3.1)

Total benefits and expenses	625.8	662.2

Income before income taxes	65.4	60.3
Income taxes	15.3	13.5

Net income	$50.1	$46.8

Net income per common share:
Basic	$1.14	$1.05
Diluted	1.13	1.05
Weighted-average common shares outstanding:
Basic	43,896,627	44,426,153
Diluted	44,381,944	44,500,049

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(In millions)

	Three Months Ended
	March 31,
	2014	2013
Net income	$50.1	$46.8

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on fixed maturity securities—available-for-sale:
Net unrealized capital gains (losses) on fixed maturity securities—available-for-sale(1)	$51.2	$(17.2)
Reclassification adjustment for net capital gains included in net income(2)	(0.9)	(1.2)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	(0.4)	—
Reclassification adjustment for amortization to net periodic pension cost (credit), net(4)	0.3	(4.8)

Total other comprehensive income (loss), net of tax	50.2	(23.2)

Comprehensive income	$100.3	$23.6

(1)	Net of tax expense of $25.1 million and tax benefit of $7.5 million for the three months ended March 31, 2014 and 2013, respectively.
(2)	Net of tax benefits of $0.5 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.
(3)	Net of tax benefit of $0.3 million for the three months ended March 31, 2014.
(4)	Net of tax expense of $0.2 million and tax benefit of $2.6 million for the three months ended March 31, 2014 and 2013, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2014	December 31, 2013

A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $7,010.5 and $6,811.9)	$7,393.5	$7,120.5
Commercial mortgage loans, net	5,383.7	5,405.1
Real estate, net	60.3	65.7
Other invested assets	200.2	196.5

Total investments	13,037.7	12,787.8
Cash and cash equivalents	253.0	379.3
Premiums and other receivables	118.7	118.2
Accrued investment income	107.6	106.8
Amounts recoverable from reinsurers	984.3	988.1
DAC, VOBA and other intangible assets, net	371.3	371.3
Goodwill	36.0	36.0
Property and equipment, net	83.8	84.7
Other assets	135.3	127.9
Separate account assets	6,528.3	6,393.2

Total assets	$21,656.0	$21,393.3

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,830.2	$5,846.9
Other policyholder funds	6,174.5	6,051.6
Deferred tax liabilities, net	98.3	64.7
Short-term debt	1.7	1.5
Long-term debt	504.8	551.9
Other liabilities	290.3	330.7
Separate account liabilities	6,528.3	6,393.2

Total liabilities	19,428.1	19,240.5

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	---	---
Common stock, no par, 300,000,000 shares authorized; 43,748,487 and 44,126,389 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	42.8	68.0
Accumulated other comprehensive income	184.9	134.7
Retained earnings	2,000.2	1,950.1

Total shareholders’ equity	2,227.9	2,152.8

Total liabilities and shareholders’ equity	$21,656.0	$21,393.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions—except per share data)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity

Balance, January 1, 2013	44,419,448	$89.6	$309.3	$1,770.1	$2,169.0

Net income	---	---	---	228.5	228.5
Other comprehensive loss, net of tax	---	---	(174.6)	---	(174.6)
Common stock:
Repurchased	(1,644,488)	(82.3)	---	---	(82.3)
Issued under share-based compensation plans, net	1,351,429	60.7	---	---	60.7
Dividends declared on common stock ($1.10 per share)	---	---	---	(48.5)	(48.5)

Balance, December 31, 2013	44,126,389	68.0	134.7	1,950.1	2,152.8

Net income	---	---	---	50.1	50.1
Other comprehensive income, net of tax	---	---	50.2	---	50.2
Common stock:
Repurchased	(553,200)	(34.6)	---	---	(34.6)
Issued under share-based compensation plans, net	175,298	9.4	---	---	9.4

Balance, March 31, 2014	43,748,487	$42.8	$184.9	$2,000.2	$2,227.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2014	2013

Operating:
Net income	$50.1	$46.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	1.1	1.6
Depreciation and amortization	29.4	28.3
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(20.2)	(20.7)
Deferred income taxes	8.8	13.3
Changes in other assets and liabilities:
Receivables and accrued income	2.5	(9.0)
Future policy benefits and claims	(15.1)	17.7
Other, net	(42.8)	(5.2)

Net cash provided by operating activities	13.8	72.8

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	232.1	283.6
Proceeds from sale or repayment of commercial mortgage loans	258.6	220.6
Proceeds from sale of real estate	4.9	3.5
Proceeds from sale of other investments, net	---	0.2
Acquisition of fixed maturity securities—available-for-sale	(431.2)	(376.0)
Acquisition or origination of commercial mortgage loans	(240.8)	(280.1)
Acquisition of real estate	(0.2)	(0.3)
Acquisition of other invested assets	(9.0)	(31.6)
Acquisition of property and equipment, net	(3.7)	(1.7)

Net cash used in investing activities	(189.3)	(181.8)

Financing:
Policyholder fund deposits	687.0	521.0
Policyholder fund withdrawals	(564.1)	(421.3)
Repayment of debt	(47.1)	---
Issuance of common stock	7.8	1.5
Repurchases of common stock	(34.6)	(9.9)
Other, net	0.2	0.3

Net cash provided by financing activities	49.2	91.6

Decrease in cash and cash equivalents	(126.3)	(17.4)
Cash and cash equivalents, beginning of period	379.3	160.7

Cash and cash equivalents, end of period	$253.0	$143.3

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$47.0	$46.6
Income taxes	20.6	10.7
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	2.6	3.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp, headquartered in Portland, Oregon, is a holding company and conducts business through wholly-owned operating subsidiaries throughout the United States. Through its subsidiaries, StanCorp has the authority to underwrite insurance products in all 50 states. The Company collectively views and operates its businesses as Insurance Services and Asset Management. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Asset Management is reported as a separate reportable segment. See “Note 5—Segments.”

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

Standard, the Company’s largest subsidiary, underwrites group and individual disability insurance and annuity products, group life and accidental death and dismemberment (“AD&D”) insurance, and provides group dental and group vision insurance, absence management services and retirement plan products. Founded in 1906, Standard is domiciled in Oregon, licensed in all states except New York, and licensed in the District of Columbia and the U.S. territories of Guam, Puerto Rico and the Virgin Islands.

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

Standard holds interests in tax-advantaged investments. These interests do not meet the requirements for consolidation under existing accounting standards, and thus the Company’s interests in the tax-advantaged investments are accounted for under the equity method of accounting. The total investment in these interests was $193.3 million and $192.4 million at March 31, 2014 and December 31, 2013, respectively.

The accompanying unaudited condensed consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2014, and for the results of operations and cash flows for the three months ended March 31, 2014 and 2013. Interim results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. This report should be read in conjunction with the Company’s 2013 annual report on Form 10-K.

2.	NET INCOME PER COMMON SHARE

Net income per basic common share was calculated by dividing net income by the weighted-average number of common shares outstanding. Net income per diluted common share was calculated using the treasury stock method and reflects the dilutive effects of stock awards and potential exercises of dilutive outstanding stock options. The computation of diluted weighted-average net income per common share does not include stock options with an option exercise price greater than the average market price because they are antidilutive and inclusion would increase net income per common share.

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended March 31,
	2014	2013

Net income (In millions)	$50.1	$46.8

Basic weighted-average common shares outstanding	43,896,627	44,426,153
Stock options	419,256	71,621
Stock awards	66,061	2,275

Diluted weighted-average common shares outstanding	44,381,944	44,500,049

Net income per common share:
Basic	$1.14	$1.05
Diluted	1.13	1.05

Antidilutive shares not included in net income per diluted common share calculation	7,986	1,874,311

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain specified parties. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,633,306 shares or options for shares remain available for grant at March 31, 2014. Of the 3,500,000 shares authorized for the ESPP, 1,401,908 shares remain available for issuance at March 31, 2014.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended March 31,
	2014	2013

	(In millions)

Compensation cost	$2.0	$1.4
Related income tax benefit	0.7	0.5

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

The Company granted options to purchase 105,060 and 163,367 shares for the first quarters of 2014 and 2013, respectively, at a weighted-average exercise price of $63.74 and $38.56 per share, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first quarters of 2014 and 2013 was $24.53 and $13.64 per share, respectively.

The compensation cost of stock options is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At March 31, 2014, the total cost related to unvested option awards that had not yet been recognized in the financial statements was $7.3 million. This cost will be recognized over a weighted-average period of 2.6 years.

Stock Award Grants

The Company grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 955,872 shares available for issuance as stock award grants at March 31, 2014.

RSUs

The Company grants annual RSUs to officers and senior officers of the Company. RSUs typically cliff vest three years from the grant date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The Company granted 45,869 and 59,823 RSUs for the first quarters of 2014 and 2013, respectively. The fair value of the RSUs is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of RSUs is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At March 31, 2014, the total cost related to unvested RSUs that had not yet been recognized in the financial statements was $4.1 million. This cost will be recognized over a weighted-average remaining period of 2.2 years.

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

The Company granted 77,634 and 117,172 Performance Shares for the first quarters of 2014 and 2013, respectively.

The Company issued 8,846 of StanCorp common stock for the first quarter of 2014 and no shares for the first quarter of 2013.

The fair value of the Performance Shares is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of Performance Shares is based on an estimate of the number of shares that will be earned and cost is recognized over the vesting period. The cost the Company will ultimately recognize as a result of these stock awards is dependent upon the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $13.9 million in additional cost would be recognized through 2016. Assuming that the maximum performance is achieved for each performance goal, this cost would be recognized over a weighted-average period of 1.7 years. The target payout is 50% of the maximum Performance Shares. Assuming that the target performance is achieved for each performance goal, $5.4 million in additional cost would be recognized through 2016.

Director Stock Grants

Each non-employee director of StanCorp receives annual stock grants with a fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholders meeting. The stock grants generally vest after one year.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended March 31,
	2014	2013

	(In millions)

Compensation cost	$0.1	$0.2
Related income tax benefit	---	0.1

4.	RETIREMENT BENEFITS

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

The following table sets forth the components of net periodic benefit (credit) cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended March 31,
	2014	2013

	(In millions)
Components of net periodic benefit (credit) cost:
Service cost	$2.2	$2.6
Interest cost	4.8	4.1
Expected return on plan assets	(8.4)	(7.3)
Amortization of prior service cost	0.2	0.2
Amortization of net actuarial loss	0.1	2.3

Net periodic benefit (credit) cost	(1.1)	1.9

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net actuarial loss	(0.1)	(2.3)

Total recognized in other comprehensive income	(0.3)	(2.5)

Total recognized in net periodic benefit (credit) cost and other comprehensive income	$(1.4)	$(0.6)

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on length of service and age at retirement. As of 2006, participation in the postretirement benefit plan was closed to new participants. An amendment announced at the end of 2012 reduced future benefits to plan participants that did not retire by July 1, 2013.

The Company recognizes the funded status of the postretirement benefit plan as an asset or liability on the balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the accumulated benefit obligation.

The following table sets forth the components of net periodic benefit credit and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended March 31,
	2014		2013

	(In millions)
Components of net periodic benefit credit:
Interest cost		$0.2		$0.2
Expected return on plan assets		(0.2)		(0.2)
Amortization of prior service cost		---		(13.2)
Amortization of net actuarial (gain) loss		(0.6)		2.9

Net periodic benefit credit		(0.6)		(10.3)

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost		---		13.2
Amortization of net actuarial gain (loss)		0.6		(2.9)

Total recognized in other comprehensive income		0.6		10.3

Total recognized in net periodic benefit credit and other comprehensive income	$	---	$	---

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $3.7 million and $3.3 million for the first quarters of 2014 and 2013, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $11.8 million and $11.6 million at March 31, 2014 and December 31, 2013, respectively.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $31.2 million and $31.1 million at March 31, 2014 and December 31, 2013, respectively. Expenses were $0.7 million and $0.8 million for the first quarters of 2014 and 2013, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income (“AOCI”) was $5.5 million and $5.7 million at March 31, 2014 and December 31, 2013, respectively.

5.	SEGMENTS

The Company collectively views and operates its businesses as Insurance Services and Asset Management. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Insurance Services offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. Asset Management is reported as a separate reportable segment. Asset Management provides investment and asset management products and services. Asset Management offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Asset Management also offers investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses primarily related to the impairment or the disposition of the Company’s invested assets and adjustments made in consolidation. Resources are allocated and performance is evaluated at the segment level.

Intersegment revenues are comprised of administrative fees charged by Asset Management to manage the fixed maturity securities—available-for-sale (“fixed maturity securities”) and commercial mortgage loan portfolios for the Company’s insurance subsidiaries. Intersegment fees are determined based on the level of assets in the insurance subsidiaries’ fixed maturity securities and commercial mortgage loan portfolios.

The following table sets forth intersegment revenues:

	Three Months Ended March 31,
	2014	2013

	(In millions)
Intersegment administrative fees	$4.8	$4.7

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended March 31,
	2014	2013

	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$200.2	$215.4
Group long term disability	189.2	200.3
Group short term disability	54.3	55.9
Group other	19.2	19.1
Experience rated refunds	(3.5)	(4.5)

Total Employee Benefits	459.4	486.2
Individual Disability	48.1	47.0

Total Insurance Services premiums	507.5	533.2

Asset Management:
Retirement plans	1.1	1.2
Individual annuities	1.5	1.8

Total Asset Management premiums	2.6	3.0

Total premiums	$510.1	$536.2

Administrative fees:
Insurance Services:
Employee Benefits	$4.2	$3.5

Total Insurance Services administrative fees	4.2	3.5

Asset Management:
Retirement plans	24.0	22.2
Other financial services businesses	8.2	7.7

Total Asset Management administrative fees	32.2	29.9

Other	(4.8)	(4.7)

Total administrative fees	$31.6	$28.7

Net investment income:
Insurance Services:
Employee Benefits	$62.4	$68.6
Individual Disability	13.1	13.4

Total Insurance Services net investment income	75.5	82.0

Asset Management:
Retirement plans	27.0	24.2
Individual annuities	40.3	46.2
Other financial services businesses	2.2	2.9

Total Asset Management net investment income	69.5	73.3

Other	5.6	3.9

Total net investment income	$150.6	$159.2

The following tables set forth select segment information:

			Total
	Employee	Individual	Insurance	Asset
	Benefits	Disability	Services	Management	Other		Total

	(In millions)
Three Months Ended March 31, 2014
Revenues:
Premiums	$459.4	$48.1	$507.5	$2.6	$	---	$510.1
Administrative fees	4.2	---	4.2	32.2		(4.8)	31.6
Net investment income	62.4	13.1	75.5	69.5		5.6	150.6
Net capital losses	---	---	---	---		(1.1)	(1.1)

Total revenues	526.0	61.2	587.2	104.3		(0.3)	691.2

Benefits and expenses:
Benefits to policyholders	370.4	26.0	396.4	4.7		---	401.1
Interest credited	0.7	---	0.7	42.8		---	43.5
Operating expenses	77.4	6.8	84.2	29.9		(1.0)	113.1
Commissions and bonuses	33.3	11.1	44.4	7.4		---	51.8
Premium taxes	8.1	1.0	9.1	---		---	9.1
Interest expense	---	---	---	---		8.4	8.4
Net (increase) decrease in DAC, VOBA and other intangible assets	(2.5)	(1.8)	(4.3)	3.1		---	(1.2)

Total benefits and expenses	487.4	43.1	530.5	87.9		7.4	625.8

Income (loss) before income taxes	$38.6	$18.1	$56.7	$16.4		$(7.7)	$65.4

Total assets	$5,769.7	$2,342.6	$8,112.3	$12,950.8		$592.9	$21,656.0

			Total
	Employee	Individual	Insurance	Asset
	Benefits	Disability	Services	Management	Other		Total

	(In millions)
Three Months Ended March 31, 2013
Revenues:
Premiums	$486.2	$47.0	$533.2	$3.0	$	---	$536.2
Administrative fees	3.5	---	3.5	29.9		(4.7)	28.7
Net investment income	68.6	13.4	82.0	73.3		3.9	159.2
Net capital losses	---	---	---	---		(1.6)	(1.6)

Total revenues	558.3	60.4	618.7	106.2		(2.4)	722.5

Benefits and expenses:
Benefits to policyholders	406.9	29.1	436.0	5.8		---	441.8
Interest credited	0.9	---	0.9	45.7		---	46.6
Operating expenses	75.9	6.2	82.1	28.2		(5.2)	105.1
Commissions and bonuses	35.0	10.9	45.9	7.9		---	53.8
Premium taxes	8.5	1.0	9.5	---		---	9.5
Interest expense	---	---	---	---		8.5	8.5
Net (increase) decrease in DAC, VOBA and other intangible assets	(2.9)	(1.6)	(4.5)	1.4		---	(3.1)

Total benefits and expenses	524.3	45.6	569.9	89.0		3.3	662.2

Income (loss) before income taxes	$34.0	$14.8	$48.8	$17.2		$(5.7)	$60.3

Total assets	$6,027.8	$2,283.3	$8,311.1	$11,592.0		$466.4	$20,369.5

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following tables set forth the estimated fair value and the carrying value of each financial instrument:

	March 31, 2014
	Carrying	Fair
	Value	Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,834.0	$6,834.0	$	---		$6,719.9	$114.1
U.S. government and agency bonds	338.8	338.8		---		338.8	---
U.S. state and political subdivision bonds	139.8	139.8		---		139.8	---
Foreign government bonds	65.5	65.5		---		65.5	---
S&P 500 Index options	15.4	15.4		---		---	15.4

Total fixed maturity securities	$7,393.5	$7,393.5	$	---		$7,264.0	$129.5

Commercial mortgage loans, net	$5,383.7	$5,959.1	$	---	$	---	$5,959.1
Policy loans	2.4	2.4		---		---	2.4
Separate account assets	6,528.3	6,528.3		6,385.4		142.9	---

Liabilities:
Other policyholder funds, investment-type contracts	$5,591.0	$5,828.1	$	---	$	---	$5,828.1
Index-based interest guarantees	69.8	69.8		---		---	69.8
Short-term debt	1.7	2.2		---		2.2	---
Long-term debt	504.8	524.1		---		524.1	---

	December 31, 2013
	Carrying	Fair
	Value	Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,545.7	$6,545.7	$	---		$6,429.7	$116.0
U.S. government and agency bonds	353.2	353.2		---		353.2	---
U.S. state and political subdivision bonds	140.3	140.3		---		140.3	---
Foreign government bonds	65.5	65.5		---		65.5	---
S&P 500 Index options	15.8	15.8		---		---	15.8

Total fixed maturity securities	$7,120.5	$7,120.5	$	---		$6,988.7	$131.8

Commercial mortgage loans, net	$5,405.1	$5,769.6	$	---	$	---	$5,769.6
Policy loans	2.5	2.5		---		---	2.5
Separate account assets	6,393.2	6,393.2		6,249.2		144.0	---

Liabilities:
Other policyholder funds, investment-type contracts	$5,469.8	$5,632.7	$	---	$	---	$5,632.7
Index-based interest guarantees	67.6	67.6		---		---	67.6
Short-term debt	1.5	1.9		---		1.9	---
Long-term debt	551.9	553.6		---		553.6	---

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

The fair value for long-term debt was predominantly based on quoted market prices as of March 31, 2014 and December 31, 2013, and trades occurring close to March 31, 2014 and December 31, 2013.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics, trends, and secondary pricing sources, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of March 31, 2014 or December 31, 2013.

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

The Company calculates the fair value for its S&P 500 Index options using the Black-Scholes option pricing model and parameters derived from market sources. The Company’s valuations maximize the use of observable inputs, which include direct price quotes from the Chicago Board Options Exchange (“CBOE”) and values for on-the-run treasury securities and London Interbank Offered Rate (“LIBOR”) as reported by Bloomberg. Unobservable inputs are estimated from the best sources available to the Company and include estimates of future gross dividends to be paid on the stocks underlying the S&P 500 Index, estimates of bid ask spreads, and estimates of implied volatilities on options. Valuation parameters are calibrated to replicate the actual end-of-day market quotes for options trading on the CBOE. The Company performs additional validation procedures such as the daily observation of market activity and conditions and the tracking and analyzing of actual quotes provided by banking counterparties each time the Company purchases options from them. Additionally, in order to help validate the values derived through the procedures noted above, the Company obtains indicators of value from representative investment banks.

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

Valuations for the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to the S&P 500 Index value, the implied volatilities of this index and the interest rate environment. Generally, a significant increase or decrease used in the assumption for the implied volatilities and in the S&P 500 Index value would result in a directionally similar change, while an increase or decrease in interest rate environment would result in a directionally opposite change in the fair value of the liability.

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

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value:

			March 31, 2014		December 31, 2013
	Valuation Technique	Unobservable Input	Fair Value	Range of inputs	Fair Value	Range of inputs

	(Dollars in millions)

S&P 500 Index options	Black-Scholes option pricing model	Various assumptions	$15.4	(a)	$15.8	(a)

Index-based interest guarantees	Discounted cash flow	Expected future option purchase	$69.8	1% - 5%	$67.6	1% - 6%
		Various assumptions		(b)		(b)
	Black-Scholes option pricing model	Various assumptions		(a)		(a)

Commercial mortgage loans	Appraisals	Reduction on appraisal	$54.6	0% - 55%	$68.7	0% - 13%

	Cash flows	Capitalization rate (c)		7% - 14%		7% - 16%

Real Estate Owned	Appraisals	Reduction on appraisal	$11.2	0% - 4%	$35.2	0% - 53%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)

Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36% for both March 31, 2014 and December 31, 2013.

(c)	Capitalization rates are used as an internal analysis in converting the underlying property’s income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended March 31, 2014
	Assets					Liabilities
	U.S.	U.S. State				Index-
	Government	and Political		S&P 500		Based
	and Agency	Subdivision	Corporate	Index	Total	Interest
	Bonds	Bonds	Bonds	Options	Assets	Guarantees

	(In millions)
Beginning balance	$ ---	$ ---	$116.0	$15.8	$131.8	$67.6
Total realized/unrealized gains (losses):
Included in net income	---	---	---	2.0	2.0	3.2
Included in other comprehensive income (loss)	---	---	(1.9)	---	(1.9)	---
Purchases, issuances, sales and settlements:
Purchases	---	---	---	1.8	1.8	---
Issuances	---	---	---	---	---	0.9
Sales	---	---	---	---	---	---
Settlements	---	---	---	(4.2)	(4.2)	(1.9)
Transfers into Level 3	---	---	---	---	---	---
Transfers out of Level 3	---	---	---	---	---	---

Ending balance	$ ---	$ ---	$114.1	$15.4	$129.5	$69.8

	Three Months Ended March 31, 2013
	Assets					Liabilities
	U.S.	U.S. State				Index-
	Government	and Political		S&P 500		Based
	and Agency	Subdivision	Corporate	Index	Total	Interest
	Bonds	Bonds	Bonds	Options	Assets	Guarantees

	(In millions)
Beginning balance	$1.1	$1.7	$80.4	$11.3	$94.5	$57.4
Total realized/unrealized gains (losses):
Included in net income	---	---	---	6.0	6.0	6.2
Included in other comprehensive income (loss)	---	---	(4.1)	---	(4.1)	---
Purchases, issuances, sales and settlements:
Purchases	---	---	---	1.9	1.9	---
Issuances	---	---	---	---	---	1.1
Sales	---	---	---	---	---	---
Settlements	---	---	---	(3.9)	(3.9)	(1.1)
Transfers into Level 3	---	---	---	---	---	---
Transfers out of Level 3	---	---	---	---	---	---

Ending balance	$1.1	$1.7	$76.3	$15.3	$94.4	$63.6

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 and between Level 2 and Level 3 for the first quarters of 2014 and 2013.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended March 31,
	2014	2013

	(In millions)
Assets:
S&P 500 Index options	$1.9	$4.9

Liabilities:
Index-based interest guarantees	$(3.6)	$(6.5)

Changes to the fair value of fixed maturity securities, excluding S&P 500 Index options, were recorded to other comprehensive income. Changes to the fair value of the S&P 500 Index options were recorded to net investment income. Changes to the fair value of the index-based interest guarantees were recorded to interest credited and are sensitive to a number of variables and assumptions. The decrease in unrealized losses for the indexed-based guarantee liability for the first quarter 2014 was due to a change in the interest rate environment.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of March 31, 2014 that the Company continued to hold:

	March 31, 2014
	Total	Level 1		Level 2		Level 3

	(In millions)
Commercial mortgage loans	$54.6	$	---	$	---	$54.6
Real Estate Owned	11.2		---		---	11.2

Total assets measured at fair value on a nonrecurring basis	$65.8	$	---	$	---	$65.8

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $75.6 million were written down to their fair value of $54.6 million, less selling costs, at March 31, 2014. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $26.4 million at March 31, 2014. The Real Estate Owned measured on a nonrecurring basis as of March 31, 2014, and still held at March 31, 2014 had net capital losses totaling $0.4 million for the first quarter of 2014. Real Estate Owned measured on a nonrecurring basis represents newly acquired properties or properties whose value has been adjusted based on pending sale or other market information.

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	March 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In millions)
Corporate bonds	$6,501.0	$377.9	$(44.9)	$6,834.0
U.S. government and agency bonds	303.9	35.2	(0.3)	338.8
U.S. state and political subdivision bonds	131.4	8.8	(0.4)	139.8
Foreign government bonds	58.8	6.7	---	65.5
S&P 500 Index options	15.4	---	---	15.4

Total fixed maturity securities	$7,010.5	$428.6	$(45.6)	$7,393.5

	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In millions)
Corporate bonds	$6,282.1	$339.6	$(76.0)	$6,545.7
U.S. government and agency bonds	320.8	32.8	(0.4)	353.2
U.S. state and political subdivision bonds	134.3	6.8	(0.8)	140.3
Foreign government bonds	58.9	6.6	---	65.5
S&P 500 Index options	15.8	---	---	15.8

Total fixed maturity securities	$6,811.9	$385.8	$(77.2)	$7,120.5

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	March 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In millions)
Due in one year or less	$574.1	$585.5	$486.2	$495.1
Due after one year through five years	3,229.6	3,431.4	2,974.5	3,168.9
Due after five years through ten years	2,363.0	2,422.4	2,497.5	2,524.6
Due after ten years	843.8	954.2	853.7	931.9

Total fixed maturity securities	$7,010.5	$7,393.5	$6,811.9	$7,120.5

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.1%, or $300.1 million, of the Company’s fixed maturity securities portfolio at March 31, 2014. At March 31, 2014, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2014
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	811	$44.9	747	$37.2	64	$7.7
U.S. government and agency bonds	8	0.2	8	0.2	---	---
U.S. state and political subdivision bonds	6	0.5	5	0.5	1	---

Total	825	$45.6	760	$37.9	65	$7.7

Fair market value of securities with unrealized losses:
Corporate bonds	811	$1,589.2	747	$1,467.5	64	$121.7
U.S. government and agency bonds	8	13.7	8	13.7	---	---
U.S. state and political subdivision bonds	6	9.1	5	8.0	1	1.1

Total	825	$1,612.0	760	$1,489.2	65	$122.8

	December 31, 2013
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	908	$76.0	848	$66.3	60	$9.7
U.S. government and agency bonds	9	0.4	9	0.4	---	---
U.S. state and political subdivision bonds	10	0.8	10	0.8	---	---

Total	927	$77.2	867	$67.5	60	$9.7

Fair market value of securities with unrealized losses:
Corporate bonds	908	$1,663.8	848	$1,557.7	60	$106.1
U.S. government and agency bonds	9	16.9	9	16.9	---	---
U.S. state and political subdivision bonds	10	15.4	10	15.4	---	---

Total	927	$1,696.1	867	$1,590.0	60	$106.1

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

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At March 31, 2014, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent

	(Dollars in millions)
Property type:
Retail	$2,625.1	48.8%	$2,629.2	48.6%
Industrial	997.1	18.5	1,008.7	18.7
Office	979.9	18.2	982.4	18.2
Apartment and other	287.6	5.4	289.9	5.4
Hotel/motel	276.3	5.1	276.3	5.1
Commercial	217.7	4.0	218.6	4.0

Total commercial mortgage loans, net	$5,383.7	100.0%	$5,405.1	100.0%

Geographic region*:
Pacific	$1,909.8	35.5%	$1,910.1	35.3%
South Atlantic	1,077.4	20.0	1,090.0	20.2
West South Central	677.8	12.6	672.8	12.4
Mountain	610.5	11.3	611.4	11.3
East North Central	474.3	8.8	473.8	8.8
Middle Atlantic	220.2	4.1	223.0	4.1
West North Central	183.4	3.4	186.9	3.5
East South Central	163.5	3.0	166.6	3.1
New England	66.8	1.3	70.5	1.3

Total commercial mortgage loans, net	$5,383.7	100.0%	$5,405.1	100.0%

U.S. state:
California	$1,452.6	27.0%	$1,455.5	26.9%
Texas	622.4	11.6	618.8	11.5
Florida	327.2	6.1	331.6	6.1
Georgia	309.3	5.7	310.7	5.8
Other states	2,672.2	49.6	2,688.5	49.7

Total commercial mortgage loans, net	$5,383.7	100.0%	$5,405.1	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

Impairment Evaluation

The Company monitors its commercial mortgage loan portfolio for potential impairment by evaluating the portfolio and individual loans. Key factors that are monitored include:

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended March 31,
	2014	2013

	(In millions)
Commercial mortgage loan loss allowance:

Beginning balance	$43.6	$46.6

Provision	1.7	3.1
Charge-offs, net	(1.8)	(6.9)

Ending balance	$43.5	$42.8

Specific loan loss allowance	$26.4	$22.8
General loan loss allowance	17.1	20.0

Total commercial mortgage loan loss allowance	$43.5	$42.8

The increase in the commercial mortgage loan loss allowance at March 31, 2014 compared to March 31, 2013 was primarily due to an increase in the specific loan loss allowance as a result of additional loans being included in the specific loan loss allowance. This increase was partially offset by a decrease in the general loan loss allowance. The decrease in charge-offs was primarily due to lower losses related to foreclosures, accepted deeds in lieu of foreclosure and other related charges associated with commercial mortgage loans leaving the portfolio during the first quarter of 2014.

The following table sets forth the recorded investment in commercial mortgage loans:

	March 31, 2014	December 31, 2013

	(In millions)
Commercial mortgage loans collectively evaluated for impairment	$5,320.3	$5,334.4
Commercial mortgage loans individually evaluated for impairment	106.9	114.3
Commercial mortgage loan loss allowance	(43.5)	(43.6)

Total commercial mortgage loans, net	$5,383.7	$5,405.1

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	March 31, 2014
				Apartment	Hotel/
	Retail	Industrial	Office	and Other	Motel	Commercial	Total

	(In millions)
Performing commercial mortgage loans	$2,616.7	$996.7	$976.0	$287.6	$276.3	$215.3	$5,368.6
Nonperforming commercial mortgage loans	8.4	0.4	3.9	---	---	2.4	15.1

Total commercial mortgage loans	$2,625.1	$997.1	$979.9	$287.6	$276.3	$217.7	$5,383.7

	December 31, 2013
				Apartment	Hotel/
	Retail	Industrial	Office	and Other	Motel	Commercial	Total

	(In millions)
Performing commercial mortgage loans	$2,624.2	$1,004.6	$979.6	$289.9	$276.3	$218.6	$5,393.2
Nonperforming commercial mortgage loans	5.0	4.1	2.8	---	---	---	11.9

Total commercial mortgage loans	$2,629.2	$1,008.7	$982.4	$289.9	$276.3	$218.6	$5,405.1

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	March 31, 2014
		Unpaid		Amount on
	Recorded	Principal	Related	Nonaccrual
	Investment	Balance	Allowance	Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$17.3	$17.3	$ ---	$6.6
Office	3.9	3.9	---	1.5
Industrial	4.5	4.5	---	---
Commercial	1.8	1.8	---	---
Apartment and other	3.8	3.8	---	---

Total impaired commercial mortgage loans without specific loan loss allowances	31.3	31.3	---	8.1

With specific loan loss allowances:
Retail	53.0	53.0	16.7	19.7
Office	8.4	8.4	3.3	0.7
Industrial	7.4	7.4	2.8	0.2
Commercial	6.0	6.0	3.6	2.4
Apartment and other	0.8	0.8	---	---

Total impaired commercial mortgage loans with specific loan loss allowances	75.6	75.6	26.4	23.0

Total impaired commercial mortgage loans	$106.9	$106.9	$26.4	$31.1

	December 31, 2013
		Unpaid		Amount on
	Recorded	Principal	Related	Nonaccrual
	Investment	Balance	Allowance	Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$16.1	$16.1	$ ---	$7.6
Office	3.9	3.9	---	1.5
Industrial	1.0	1.0	---	---
Commercial	1.8	1.8	---	---
Apartment and other	3.8	3.8	---	---

Total impaired commercial mortgage loans without specific loan loss allowances	26.6	26.6	---	9.1

With specific loan loss allowances:
Retail	58.5	58.5	16.1	21.6
Office	9.7	9.7	3.8	0.9
Industrial	12.6	12.6	2.4	1.4
Commercial	6.0	6.0	3.6	2.5
Apartment and other	0.9	0.9	---	---

Total impaired commercial mortgage loans with specific loan loss allowances	87.7	87.7	25.9	26.4

Total impaired commercial mortgage loans	$114.3	$114.3	$25.9	$35.5

The decrease in the carrying value of impaired commercial mortgage loans at March 31, 2014 compared to December 31, 2013 was primarily due to a decrease in commercial mortgage loans with a specific allowance in the Company’s retail and industrial segments during the first quarter of 2014 associated with a small number of borrowers. As of March 31, 2014 and December 31, 2013, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

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

The following tables set forth information related to the troubled debt restructurings of financing receivables:

Three Months Ended March 31, 2014
		Pre-	Post-
		Restructuring	Restructuring
	Number	Recorded	Recorded
	of Loans	Investment	Investment

(Dollars in millions)
Troubled debt restructurings:
Industrial	2	$1.7	$1.9

Three Months Ended March 31, 2013
		Pre-	Post-
		Restructuring	Restructuring
	Number	Recorded	Recorded
	of Loans	Investment	Investment

(Dollars in millions)
Troubled debt restructurings:
Retail	3	$1.9	$4.9

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the first quarter of 2014.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Three Months Ended March 31,
	2014	2013

	(In millions)
Average recorded investment	$110.6	$99.0

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.3 million and $1.0 million for the first quarters of 2014 and 2013, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $0.8 million and $0.9 million for the first quarters of 2014 and 2013, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	March 31, 2014
							Total
			Greater Than		Allowance		Commercial
	30 Days	60 Days	90 Days	Total	Related	Current,	Mortgage
	Past Due	Past Due	Past Due	Past Due	to Past Due	Net	Loans

	(In millions)
Commercial mortgage loans:
Retail	$ ---	$1.5	$8.6	$10.1	$(1.6)	$2,616.6	$2,625.1
Industrial	---	---	1.1	1.1	(0.8)	996.8	997.1
Office	1.9	1.0	3.5	6.4	(0.6)	974.1	979.9
Apartment and other	---	---	---	---	---	287.6	287.6
Hotel/motel	---	---	---	---	---	276.3	276.3
Commercial	---	---	6.0	6.0	(3.6)	215.3	217.7

Total commercial mortgage loans	$1.9	$2.5	$19.2	$23.6	$(6.6)	$5,366.7	$5,383.7

	December 31, 2013
							Total
			Greater Than		Allowance		Commercial
	30 Days	60 Days	90 Days	Total	Related	Current,	Mortgage
	Past Due	Past Due	Past Due	Past Due	to Past Due	Net	Loans

	(In millions)
Commercial mortgage loans:
Retail	$2.8	$0.3	$6.1	$9.2	$(1.5)	$2,621.5	$2,629.2
Industrial	---	3.3	1.8	5.1	(0.9)	1,004.5	1,008.7
Office	1.3	---	3.7	5.0	(0.9)	978.3	982.4
Apartment and other	---	---	---	---	---	289.9	289.9
Hotel/motel	6.3	---	---	6.3	---	270.0	276.3
Commercial	---	---	---	---	---	218.6	218.6

Total commercial mortgage loans	$10.4	$3.6	$11.6	$25.6	$(3.3)	$5,382.8	$5,405.1

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $21.7 million and $15.2 million at March 31, 2014 and December 31, 2013, respectively. Commercial mortgage loans at least 60 days past due were 0.40% and 0.28% of the commercial mortgage loan portfolio at March 31, 2014 and December 31, 2013, respectively. Commercial mortgage loans that have been granted payment forbearance are not considered to be past due and totaled $26.4 million and $40.1 million at March 31, 2014 and December 31, 2013, respectively.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended March 31,
	2014	2013

	(In millions)
Fixed maturity securities:
Bonds	$74.8	$76.4
S&P 500 Index options	2.0	6.0

Total fixed maturity securities	76.8	82.4
Commercial mortgage loans	82.3	83.4
Real estate	---	(0.3)
Other	2.3	2.4

Gross investment income	161.4	167.9
Investment expenses	(7.0)	(5.6)
Tax-advantaged investment operating losses	(3.8)	(3.1)

Net investment income	$150.6	$159.2

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended March 31,
	2014	2013

	(In millions)
Gains:
Fixed maturity securities	$1.9	$2.6
Commercial mortgage loans	0.4	0.5
Real Estate Owned	0.7	0.1
Other	---	0.2

Gross capital gains	3.0	3.4

Losses:
Fixed maturity securities	(0.5)	(0.6)
Provision for commercial mortgage loan losses	(1.7)	(3.1)
Real Estate Owned	(0.9)	(1.0)
Other	(1.0)	(0.3)

Gross capital losses	(4.1)	(5.0)

Net capital losses	$(1.1)	$(1.6)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.4 million at March 31, 2014 and December 31, 2013.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company sells indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited. The liability represents an estimate of the cost of the options to be purchased in the future to manage the risk related to the index-based interest guarantees. The liability for index-based interest guarantees is the present value of future cash flows attributable to the projected index growth that is in excess of cash flows attributable to fixed interest rate guarantees. The excess cash flows are discounted back to the date of the balance sheet using current market indicators for future interest rates and option costs. Cash flows depend on actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based interest guarantees.

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

The notional amount of the Company’s S&P 500 Index options at March 31, 2014 and December 31, 2013 was $353.6 million and $350.5 million, respectively. Option premiums paid for the Company’s S&P 500 Index options were $1.8 million and $1.9 million for the first quarters of 2014 and 2013, respectively. The Company received $4.2 million and $3.9 million for options exercised for the first quarters of 2014 and 2013, respectively.

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

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	March 31,	December 31,
Derivatives Not Designated as Hedging Instruments	2014	2013

	(In millions)
Assets:
Fixed maturity securities:
S&P 500 Index options	$15.4	$15.8

Liabilities:
Other policyholder funds:
Index-based interest guarantees	$69.8	$67.6

The following table sets forth the amount of gain or loss recognized in earnings from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2014	2013

	(In millions)
Net investment income:
S&P 500 Index options	$2.0	$6.0

Interest credited:
Index-based interest guarantees	(3.2)	(6.2)

Net loss	$(1.2)	$(0.2)

Fluctuations in the fair value of the S&P 500 Index options are primarily the result of volatility in the S&P 500 Index and are recorded to net investment income. Changes in fair value of the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to changes in the interest rate environment. The combined changes in fair value of the S&P 500 Index options and the index-based interest guarantees resulted in net losses for the first quarters of 2014 and 2013.

The Company does not bear derivative-related risk that would require it to post collateral with another institution, and its index option contracts do not contain counterparty credit-risk-related contingent features. The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of 6.10% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s derivative assets and its maximum credit risk exposure related to its derivatives:

	March 31, 2014
	Assets at	Maximum
	Fair Value	Credit Risk

	(In millions)
Counterparty:
The Bank of New York Mellon	$9.3	$12.3
Goldman Sachs	6.1	7.4

Total	$15.4	$19.7

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Three Months Ended	Year Ended
	March 31, 2014	December 31, 2013

	(In millions)
Carrying value at beginning of period:
DAC	$319.1	$284.9
VOBA	20.1	23.4
Other intangible assets	32.1	38.2

Total balance at beginning of period	371.3	346.5

Deferred or acquired during period:
DAC	20.2	76.9

Total deferred or acquired during period	20.2	76.9

Amortized during period:
DAC	(18.2)	(42.7)
VOBA	(0.5)	(3.3)
Other intangible assets	(1.5)	(6.1)

Total amortized during period	(20.2)	(52.1)

Carrying value at end of period, net:
DAC	321.1	319.1
VOBA	19.6	20.1
Other intangible assets	30.6	32.1

Total carrying value at end of period	$371.3	$371.3

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. The Company did not record an impairment to VOBA during the first quarter of 2014 or 2013. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $69.2 million and $68.7 million at March 31, 2014 and December 31, 2013, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$76.9	23.9%	$80.1	25.1%
VOBA	4.2	21.4	4.3	21.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended
	March 31,
	2014	2013

	(In millions)
Decrease to DAC and VOBA	$(0.1)	$	---

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 6.7 years. The marketing agreement that accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $44.1 million and $42.6 million at March 31, 2014 and December 31, 2013, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2014 and for each of the next five years:

Amount

(In millions)
2014	$5.8
2015	7.0
2016	5.6
2017	4.2
2018	4.2
2019	4.0

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at March 31, 2014. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, the Company is subject to two financial covenants, which are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At March 31, 2014, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Other Financing Obligations

The Company has $250 million of 5.00% 10-year senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

The Company has $252.9 million of 6.90% junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067 and is non-callable prior to June 1, 2017. On March 20, 2014, the Company repurchased $47.1 million in principal of Subordinated Debt. Interest is payable semi-annually on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. The Company is currently not deferring interest on the Subordinated Debt.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2014, the Company had outstanding commitments to fund commercial mortgage loans totaling $194.4 million, with fixed interest rates ranging from 4.25% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower failing to deliver the required items by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

11.	ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standards Board issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The main objective of ASU No. 2014-01 is to provide guidance on accounting for investments in affordable housing projects that qualify for low income housing tax credits. Under this guidance, entities could make a policy election to account for qualified affordable housing projects under the proportionate amortization method (“PAM”) of accounting. Under the PAM, the cost of low income housing tax credit investments is amortized in each period as a proportion of the tax credits and benefits of tax losses received in that period and allows the benefits from tax losses on the asset, the losses that reduce the asset balance of the investment and the tax credits to be recorded in the income tax expense line.

ASU No. 2014-01 is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company currently invests in affordable housing projects that qualify for low income housing tax credits and is assessing the impact of accounting for these investments under the PAM.

12.	INCOME TAXES

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income, tax credits and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended
	March 31,
	2014	2013
Combined federal and state effective income tax rates	23.4%	22.4%

The increase in the effective tax rate for the first quarter of 2014 compared to the same period of 2013 was primarily due to higher taxable income relative to permanent book-to-tax differences for the first quarter of 2014.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

	Net Unrealized		Total
	Gains (Losses) on		Accumulated
	Fixed Maturity	Employee	Other
	Securities	Benefit	Comprehensive
	Available-for-Sale	Plans	Income (Loss)

	(In millions)

Balance, January 1, 2013	$383.0	$(73.7)	$309.3

Other comprehensive (loss) income, net of tax before reclassification adjustment(1)	(205.3)	41.2	(164.1)
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(4.5)	(6.0)	(10.5)

Net other comprehensive (loss) income, net of tax	(209.8)	35.2	(174.6)

Balance, December 31, 2013	173.2	(38.5)	134.7

Other comprehensive income (loss), net of tax before reclassification adjustment(3)	51.2	(0.4)	50.8
Amounts reclassified from accumulated other comprehensive income, net of tax(4)	(0.9)	0.3	(0.6)

Net other comprehensive income (loss), net of tax	50.3	(0.1)	50.2

Balance, March 31, 2014	$223.5	$(38.6)	$184.9

(1)	Net of tax benefit of $111.1 million for unrealized losses on fixed maturity securities and net of tax expense of $22.2 million for employee benefits.
(2)	Net of tax benefits of $3.1 million for unrealized gains on fixed maturity securities and $3.2 million for employee benefits, respectively.
(3)	Net of tax expense of $25.1 million for unrealized gains on fixed maturity securities and net of tax benefit of $0.3 million for employee benefits.
(4)	Net of tax benefit of $0.5 million for unrealized gains on fixed maturity securities and net of tax expense of $0.2 million for employee benefits.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto in our 2013 Form 10-K. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. See “Critical Accounting Policies and Estimates.”

Financial measures that exclude after-tax net capital gains and losses and accumulated other comprehensive income (“AOCI”) are non-GAAP measures. To provide investors with a broader understanding of earnings, we provide net income per diluted share excluding after tax net capital gains and losses, along with the GAAP measure of net income per diluted share, because capital gains and losses are not likely to occur in a stable pattern.

Management believes that measuring net income return on average equity excluding after-tax net capital gains and losses from net income and AOCI from equity is important to investors because the low turnover of our portfolio of fixed maturity securities—available-for-sale (“fixed maturity securities”) may not be such that unrealized gains and losses reflected in AOCI are ultimately realized. Furthermore, management believes exclusion of AOCI provides investors with a better measure of return.

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

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended
	March 31,
	2014	2013

	(Dollars in millions
	except per share data)
Net income	$50.1	$46.8
After-tax net capital losses	(0.7)	(1.0)

Net income excluding after-tax net capital losses	$50.8	$47.8

Net capital losses	$(1.1)	$(1.6)
Tax benefit on net capital losses	(0.4)	(0.6)

After-tax net capital losses	$(0.7)	$(1.0)

Earnings per diluted common share:
Net income	$1.13	$1.05
After-tax net capital losses	(0.01)	(0.02)

Net income excluding after-tax net capital losses	$1.14	$1.07

Shareholders’ equity	$2,227.9	$2,187.6
Accumulated other comprehensive income	184.9	286.1

Shareholders’ equity excluding accumulated other comprehensive income	$2,043.0	$1,901.5

Diluted weighted-average common shares outstanding	44,381,944	44,500,049

Net income excluding after-tax net capital losses was $1.14 per diluted share for the first quarter of 2014, compared to $1.07 per diluted share for the first quarter of 2013. The increase was primarily due to more favorable claims experience in Employee Benefits and Individual Disability, partially offset by lower net investment income, higher operating expenses and lower Employee Benefits premiums for the first quarter of 2014. Operating expenses for the first quarter of 2013 were reduced by $10.3 million or $0.15 per diluted share due to the amendment of the postretirement medical plan, which did not recur in the first quarter of 2014.

Primary Drivers of First Quarter 2014 Results

Employee Benefits premiums decreased 5.5% to $459.4 million for the first quarter of 2014 from $486.2 million for the first quarter of 2013. The decrease was primarily due to lower Employee Benefits sales for 2013 and the first quarter of 2014 compared to prior periods. The Employee Benefits benefit ratio was 80.8% for the first quarter of 2014, compared to 83.9% for the first quarter of 2013. The decrease in the benefit ratio was primarily due to more favorable claims experience for the first quarter of 2014 compared to the first quarter of 2013.

Individual Disability premiums were $48.1 million for the first quarter of 2014, compared to $47.0 million for the first quarter of 2013. The Individual Disability benefit ratio was 54.1% for the first quarter of 2014, compared to 61.9% for the first quarter of 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis.

Asset Management reported income before income taxes of $16.4 million for the first quarter of 2014, compared to $17.2 million for the first quarter of 2013. The decrease was primarily due to higher operating expenses and the change in fair values of the hedging assets and liabilities related to our equity-indexed annuity products, partially offset by an increase in administrative fees as a result of the increase in assets under administration.

We also deployed approximately $82 million of capital through the repurchase of debt and shares, while maintaining a strong balance sheet and growing book value per share, excluding AOCI, by 8.9% over the past 12 months.

For a discussion of our consolidated results of operations and business segment results, see “Consolidated Results of Operations.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining the reserves for future policy benefits and claims, investment valuations, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets, pension and postretirement benefit plans and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. These estimates have a material effect on our results of operations and financial condition.

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

If we determine an other-than-temporary impairment (“OTTI”) exists, we separate the OTTI for fixed maturity securities into a credit loss and a noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income (loss). The cost basis of the fixed maturity security is permanently adjusted to reflect the credit loss. Once an impairment charge has been recorded, we continue to review the OTTI securities for further potential impairment.

We maintain an internally identified list of fixed maturity securities with characteristics that could indicate potential impairment (“watch list”). At March 31, 2014, our fixed maturity securities watch list totaled $1.3 million at both fair value and amortized cost after OTTI. We recorded no OTTI related to credit loss due to impairments for the first quarter of 2014 and $0.3 million of OTTI related to credit loss due to impairments for the first quarter of 2013. We recorded no OTTI related to noncredit loss for the first quarters of 2014 and 2013. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Investments” for further disclosures.

We will continue to evaluate our holdings; however, we currently expect the fair values of our investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of our fixed maturity securities significantly decline, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

In conjunction with determining the extent of credit losses associated with fixed maturity securities, we utilize certain information in order to determine the present value of expected cash flows discounted using pre-impairment yields. The information includes, but is not limited to, original scheduled contractual cash flows, current market spread information, risk-free rates, fundamentals of the industry and sector in which the issuer operates, and general market information.

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

Commercial Mortgage Loans

The carrying value of commercial mortgage loans represents the outstanding principal balance less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, debt coverage ratios, loan to value ratios, actual loan loss experience and individual loan analysis. An impaired commercial mortgage loan is a loan where we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable we will collect all amounts due. In addition, for impaired commercial mortgage loans, we evaluate the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur, the loan-to-value ratio and other quantitative information we have concerning the loan. Portions of loans that are deemed uncollectible are generally written off against the allowance, and recoveries, if any, are credited to the allowance. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

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

We record impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment loss is charged to capital losses, and the cost basis of the real estate is permanently adjusted to reflect the impairment.

Real Estate Owned is initially recorded at the lower of cost or net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as additional information is received. Our Real Estate Owned is initially considered real estate held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment charge is recorded if we do not expect the investment to recover its carrying value prior to the expected date of sale. Once an impairment charge has been recorded, we continue to review the real estate for further potential impairment.

Total real estate was $60.3 million at March 31, 2014, compared to $65.7 million at December 31, 2013. The $5.4 million decrease in total real estate during the first quarter of 2014 was primarily due to the sale of Real Estate Owned.

All Other Investments

Other investments include tax-advantaged investments, derivative financial instruments, policy loans and common stock. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged investments are accounted for under the equity method of accounting. These investments are structured as limited partnerships for the purpose of investing in the construction and rehabilitation of low-income housing and to provide favorable returns to investors. We have invested in tax-advantaged investments due to the higher returns associated with these investments relative to their perceived risk. The primary sources of investment return are tax credits and the tax benefits derived from passive losses on the investments, both of which may exhibit variability over the life of the investment. Tax credits received from these investments are reported in our consolidated statements of income as either a reduction of state premium taxes, or a reduction of income tax. Our share of the operating losses of the limited partnerships decrease the basis in the investments and are reported as a component of net investment income. If the net present value of expected future cash flows of the tax-advantaged investments is less than the current book value of the investments, we evaluate whether a decline in value is other than temporary. If we determine an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss.

Derivative financial instruments are carried at fair value, and valuation adjustments are reported as a component of net investment income. See Item 1, “Financial Statements – Notes to Unaudited Condensed Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

In 2013, we became a member of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”) and purchased the required common stock for membership. The common stock held relates to our membership in the FHLB of Seattle and is carried at par value. We periodically evaluate our common stock of FHLB of Seattle for OTTI. Our determination of whether these investments are impaired is based on our assessment of the ultimate recoverability of cost.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	March 31,	December 31,	Percent
	2014	2013	Change

	(Dollars in millions)
DAC	$321.1	$319.1	0.6%
VOBA	19.6	20.1	(2.5)
Other intangible assets	30.6	32.1	(4.7)

Total DAC, VOBA and other intangible assets	$371.3	$371.3	---

We defer certain acquisition costs that vary with and are directly related to the origination of new business and placing that business in-force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and will be amortized to match related future premiums or gross profits as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in-force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. Changes in actual persistency are reflected in the calculated DAC balance. Costs that are not directly associated with the acquisition of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $69.2 million and $68.7 million at March 31, 2014 and December 31, 2013, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$76.9	23.9%	$80.1	25.1%
VOBA	4.2	21.4	4.3	21.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, we review and, if necessary, revise these assumptions annually to reflect our current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. As a result of unlocking in prior periods, the amortization schedule for future periods is also adjusted.

The impact of unlocking in prior periods on DAC and VOBA balances was a decrease of $0.1 million for first quarter of 2014. There was no impact of unlocking in prior periods on DAC and VOBA balances for first quarter of 2013.

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 6.7 years. The marketing agreement accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $44.1 million and $42.6 million at March 31, 2014 and December 31, 2013, respectively.

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

The following table sets forth total reserve balances by reserve type:

	March 31,	December 31,
	2014	2013

	(In millions)
Reserves:
Policy reserves	$1,068.6	$1,073.3
Claim reserves	4,761.6	4,773.6

Total reserves	$5,830.2	$5,846.9

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

The following table sets forth total reserve balances by calculation methodology:

	March 31,	Percent of	December 31,	Percent of
	2014	Total	2013	Total

	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,167.6	88.6%	$5,180.9	88.6%
Reserves determined by internally-developed formulas	644.8	11.1	650.5	11.1
Reserves based on subjective judgment	17.8	0.3	15.5	0.3

Total reserves	$5,830.2	100.0%	$5,846.9	100.0%

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

The following table sets forth policy reserves by block of business:

	March 31,	December 31,
	2014	2013

	(In millions)
Policy reserves:
Individual disability insurance	$252.7	$249.7
Individual and group immediate annuity businesses	216.9	220.0
Individual life insurance	599.0	603.6

Total policy reserves	$1,068.6	$1,073.3

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

Individual and group immediate annuity businesses

Policy reserves for our individual and group immediate annuity blocks of business are established when a policy is issued and represent the present value of future payments due under the annuity contracts. The contracts are single premium contracts, and, therefore, there is no projected future premium. Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

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

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported to us and, as prescribed by GAAP, equal our best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. Reserves for IBNR claims are determined using our experience and historical incidence rates, claim-reporting patterns and the average cost of claims. The IBNR claim reserves are calculated using a company derived formula based primarily upon premiums, which is validated through an examination of reserve run-out experience. The claim reserves are related to group and individual disability insurance and group life insurance products offered within Employee Benefits and Individual Disability.

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

The following table sets forth total claim reserves by block of business:

	March 31,	December 31,
	2014	2013

	(In millions)
Claim reserves:
Group disability insurance	$3,224.4	$3,234.7
Individual disability insurance	792.3	787.2
Group life insurance	744.9	751.7

Total claim reserves	$4,761.6	$4,773.6

Group and individual disability insurance

Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

Key assumptions affecting our reserve calculations include:

•	The discount rate.
•	The claim termination rate.
•	The claim incidence rate for policy reserves and IBNR claim reserves.

The discount rate used for newly incurred long term disability claim reserves and life waiver reserves was 4.00%, 3.75% and 3.75% at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Reserve discount rates for newly incurred claims are reviewed quarterly and, if necessary, are adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. The 25 basis point increase in the discount rate for the first quarter of 2014 compared to the first quarter of 2013 was primarily the result of the mix and timing of new money investments acquired. A 25 basis point change in the discount rate for newly established long term disability claims reserves results in a corresponding change in quarterly pre-tax income of approximately $2 million. We do not adjust Employee Benefits premium rates based on short term fluctuations in investment yields. Any offsetting adjustments of Employee Benefits premium rates due to sustained changes in investment yields can take from one to three years given that most contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the first quarter of 2014 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long term trends compared to reserving assumptions for our group long term disability insurance, we did not adjust our IBNR claims reserves for the first quarter of 2014.

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

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. As of 2006, participation in the postretirement benefit plan was closed to new participants. This plan is sponsored and administered by Standard. An amendment announced at the end of 2012 reduced future benefits to plan participants that did not retire by July 1, 2013.

We are required to recognize the funded status of our pension and postretirement benefit plans as an asset or liability on our balance sheet. For pension plans, this is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the year-end balance sheet date. For our postretirement plan, this is measured as the difference between the plan assets at fair value and the accumulated benefit obligation as of the year-end balance sheet date. Unrecognized actuarial gains or losses, prior service costs or credits, and transition assets are amortized, net of tax, out of accumulated other comprehensive income or loss as components of net periodic benefit cost.

In accordance with the accounting principles related to our pension and other postretirement plans, we are required to make a significant number of assumptions to calculate the related liabilities and expenses each period. The major assumptions that affect net periodic benefit cost and the funded status of the plans include the weighted-average discount rate, the expected return on plan assets, and the rate of compensation increase.

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

	1% Point	1% Point
	Increase	Decrease
	(In millions)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.5	(1.3)

Our discount rate assumption is reviewed annually, and we use a December 31 measurement date for each of our plans. For more information concerning our pension and postretirement plans, see Item 1, “Financial Statements—Notes to Unaudited Consolidated Financial Statements—Note 4—Retirement Benefits.”

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

GAAP requires management to use a more likely than not standard to evaluate whether, based on available evidence, each deferred tax asset will be realized. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized. We have recorded a deferred tax asset for loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset for federal loss carryforwards will be realized. The amount of the deferred tax asset considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Management has established a valuation allowance on some state and local loss carryforwards, which it believes are not likely to be realized.

Management is required to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions, as determined and measured by this interpretation, cannot be recognized in our financial statements.

We record interest paid on income tax liabilities as interest expense. Income tax penalties incurred are recorded as an operating expense. Currently, the years 2009 through 2013 are open for audit by the IRS.

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

Benefit Ratio

The benefit ratio for Employee Benefits is calculated as benefits to policyholders and interest credited as a percentage of premiums and is used to provide a measurement of claims normalized for growth in our in-force block. The benefit ratio for Employee Benefits can fluctuate widely from quarter to quarter and has historically been higher in the first half of the year. The benefit ratio for Individual Disability is calculated as benefits to policyholders as a percentage of premiums. Due to the relatively small size of the Individual Disability business, the benefit ratio for Individual Disability generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims” for more information.

Discount Rate

The discount rate for newly established claim reserves is reviewed quarterly and, if necessary, is adjusted to reflect our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves.”

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

Consolidated Results of Operations

The following table sets forth our consolidated results of operations and key indicators:

	Three Months Ended
	March 31,

	2014	2013	Change
	(Dollars in millions - except per share data)
Revenues:
Premiums	$510.1	$536.2	(4.9)%
Administrative fees	31.6	28.7	10.1
Net investment income	150.6	159.2	(5.4)
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	---	(0.3)	(100.0)
All other net capital losses	(1.1)	(1.3)	(15.4)

Total net capital losses	(1.1)	(1.6)	(31.3)

Total revenues	691.2	722.5	(4.3)

Benefits and expenses:
Benefits to policyholders	401.1	441.8	(9.2)
Interest credited	43.5	46.6	(6.7)
Operating expenses	113.1	105.1	7.6
Commissions and bonuses	51.8	53.8	(3.7)
Premium taxes	9.1	9.5	(4.2)
Interest expense	8.4	8.5	(1.2)
Net increase in DAC, VOBA and other intangible assets	(1.2)	(3.1)	(61.3)

Total benefits and expenses	625.8	662.2	(5.5)

Income before income taxes	65.4	60.3	8.5
Income taxes	15.3	13.5	13.3

Net income	$50.1	$46.8	7.1

Net Income per common share:
Basic	$1.14	$1.05	$0.09
Diluted	1.13	1.05	0.08
Weighted-average common shares outstanding:
Basic	43,896,627	44,426,153	(529,526)
Diluted	44,381,944	44,500,049	(118,105)

Key indicators:
Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	80.8%	83.9%
Individual Disability	54.1	61.9
Total assets under administration	$25,129.3	$22,736.2	10.5%
Consolidated portfolio yields:
Fixed maturity securities	4.18%	4.58%
Commercial mortgage loans	5.80	6.03
Combined federal and state effective income tax rate	23.4	22.4

First Quarter of 2014 Compared to First Quarter of 2013

Net income for the first quarter of 2014 was $50.1 million, compared to $46.8 million for the first quarter of 2013. The increase in net income was primarily due to more favorable claims experience in Employee Benefits and Individual Disability, partially offset by lower net investment income, higher operating expenses and lower Employee Benefits premiums for the first quarter of 2014.

Revenues

The decrease in revenues for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower Employee Benefits premiums and a decrease in net investment income. The decrease was partially offset by higher Individual Disability premiums and an increase in administrative fees from Asset Management. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Premiums

The decrease in premiums for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a decrease in Employee Benefits premiums as a result of lower Employee Benefits sales for 2013 and the first quarter of 2014 compared to prior periods. See “Business Segments—Insurance Services.”

Administrative Fees

The increase in administrative fees for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the increase in administrative fees from Asset Management as a result of an increase in assets under administration primarily related to higher equity values. See “Business Segments—Asset Management.”

Net Investment Income

The decrease in net investment income for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans, and a decrease in contributions from the change in fair value of our S&P 500 Index options related to our indexed annuity product, partially offset by an increase in average invested assets. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Net Capital Losses

The decrease in net capital losses for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the decrease in the provision to our commercial mortgage loan loss allowance. See “Business Segments—Other.”

Benefits to Policyholders

The decrease in benefits to policyholders for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability and a 25 basis point increase in the discount rate used for newly established long term disability claim reserves. See “Business Segments—Insurance Services.”

Interest Credited

The decrease in interest credited for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the change in fair value of the index-based interest guarantees. The change in fair value of the index-based interest guarantees increased interest credited by $3.2 million for the first quarter of 2014, compared to an increase of $6.2 million for the first quarter of 2013. The decrease was partially offset by growth in our retirement plan general account assets under administration and individual fixed-rate annuity assets under administration. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a limited number of non-recurring expense management actions taken in the first quarter of 2013. Operating expenses for the first quarter of 2013 were reduced by $10.3 million due to the amendment of our postretirement medical plan, which did not recur in the first quarter of 2014. See “Business Segments—Other.”

Commissions and Bonuses

The decrease in commissions and bonuses for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a decline in Employee Benefits premiums and sales. See “Business Segments—Insurance Services.”

Net Increase in DAC, VOBA and Other Intangible Assets

The net increase in DAC, VOBA and other intangible assets for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a decrease in deferrals for individual annuities, which was primarily due to lower commissions.

Income Taxes

The increase in the effective income tax rate for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to higher taxable income relative to permanent book-to-tax differences for the first quarter of 2014. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes” for more information.

BUSINESS SEGMENTS

We collectively view and operate our businesses as Insurance Services and Asset Management, which both deliver distinct value to customers and shareholders. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Asset Management is reported as a separate reportable segment. Insurance Services include our traditional risk acceptance businesses that reflect the application of our specialized expertise in the development, underwriting and administration of insurance products and services. Insurance Services offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. Asset Management provides investment and asset management products and services and offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Asset Management also offers investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans and individual fixed-rate annuity products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation. Resources are allocated and performance is evaluated at the segment level.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended
	March 31,
	2014	2013
Employee Benefits	76.0%	77.0%
Individual Disability	8.9	8.3

Total Insurance Services	84.9	85.3
Asset Management	15.1	14.7

Total	100.0%	100.0%

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments.

The following tables set forth our Insurance Services results of operations and key indicators:

	Three Months Ended
	March 31,
			Percent
	2014	2013	Change
	(Dollars in millions)
Revenues:
Premiums:
Group life and AD&D	$200.2	$215.4	(7.1)%
Group long term disability	189.2	200.3	(5.5)
Group short term disability	54.3	55.9	(2.9)
Group other	19.2	19.1	0.5
Experience rates refunds	(3.5)	(4.5)	(22.2)

Total Employee Benefits premiums	459.4	486.2	(5.5)
Individual Disability	48.1	47.0	2.3

Total premiums	507.5	533.2	(4.8)

Administrative fees:
Employee Benefits	4.2	3.5	20.0

Total administrative fees	4.2	3.5	20.0

Net investment income:
Employee Benefits	62.4	68.6	(9.0)
Individual Disability	13.1	13.4	(2.2)

Total net investment income	75.5	82.0	(7.9)

Total revenues	587.2	618.7	(5.1)

Benefits and expenses:
Benefits to policyholders:
Employee Benefits	370.4	406.9	(9.0)
Individual Disability	26.0	29.1	(10.7)

Total benefits to policyholders	396.4	436.0	(9.1)

Interest credited:
Employee Benefits	0.7	0.9	(22.2)

Total interest credited	0.7	0.9	(22.2)

Operating expenses:
Employee Benefits	77.4	75.9	2.0
Individual Disability	6.8	6.2	9.7

Total operating expenses	84.2	82.1	2.6

Commissions and bonuses:
Employee Benefits	33.3	35.0	(4.9)
Individual Disability	11.1	10.9	1.8

Total commissions and bonuses	44.4	45.9	(3.3)

Premium taxes:
Employee Benefits	8.1	8.5	(4.7)
Individual Disability	1.0	1.0	---

Total premium taxes	9.1	9.5	(4.2)

Net increase in DAC, VOBA and other intangible assets:
Employee Benefits	(2.5)	(2.9)	(13.8)
Individual Disability	(1.8)	(1.6)	12.5

Total net increase in DAC, VOBA and other intangible assets	(4.3)	(4.5)	(4.4)

Total benefits and expenses	530.5	569.9	(6.9)

Income before income taxes	$56.7	$48.8	16.2

	Three Months Ended
	March 31,
			Percent
	2014	2013	Change
	(Dollars in millions)
Key indicators:
Annualized new sales:
Employee Benefits	$62.5	$97.6	(36.0)%
Individual Disability	4.5	4.0	12.5

Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	80.8%	83.9%
Individual Disability	54.1	61.9

Operating expense ratio (% of premiums):
Employee Benefits	16.8	15.6
Individual Disability	14.1	13.2

Discount rate	4.00	3.75

First Quarter of 2014 Compared to First Quarter of 2013

Income before income taxes for Insurance Services was $56.7 million for the first quarter of 2014, compared to $48.8 million for the first quarter of 2013. The increase in income before income taxes was primarily due to more favorable claims experience in Employee Benefits and Individual Disability, partially offset by lower net investment income and lower Employee Benefits premiums.

Premiums

The decrease in premiums for Employee Benefits for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower Employee Benefits sales for 2013 and the first quarter of 2014 compared to prior periods. See “Basis of Presentation—Premiums.”

The increase in premiums for Individual Disability for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to higher sales for the first quarter of 2014.

Net Investment Income

The decrease in net investment income for Insurance Services for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans.

Benefits to Policyholders (including interest credited)

The decrease in benefits to policyholders (including interest credited) for Insurance Services for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability.

The benefit ratio for Employee Benefits was 80.8% for the first quarter of 2014, compared to 83.9% for the first quarter of 2013. Contributing to the decrease in the Employee Benefits benefit ratio was an increase of 25 basis points in the discount rate used for newly established long term disability claims reserves during the first quarter of 2014 compared to the first quarter of 2013. A 25 basis point increase or decrease in the discount rate for newly established claim reserves results in a corresponding increase or decrease in quarterly pre-tax income of approximately $2 million. The benefit ratio can fluctuate widely from quarter to quarter and has historically been higher in the first half of the year. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims” for more information.

The benefit ratio for Individual Disability was 54.1% for the first quarter of 2014, compared to 61.9% for the first quarter of 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a limited number of non-recurring expense management actions taken in the first quarter of 2013.

Commissions and bonuses

The decrease in commissions and bonuses for Insurance Services for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower Employee Benefits premiums and sales.

Asset Management

The following tables set forth our Asset Management results of operations and key indicators:

	Three Months Ended
	March 31,
			Percent
	2014	2013	Change
	(Dollars in millions)
Revenues:
Premiums:
Retirement plans	$1.1	$1.2	(8.3)%
Individual annuities	1.5	1.8	(16.7)

Total premiums	2.6	3.0	(13.3)

Administrative fees:
Retirement plans	24.0	22.2	8.1
Other financial services businesses	8.2	7.7	6.5

Total administrative fees	32.2	29.9	7.7

Net investment income:
Retirement plans	27.0	24.2	11.6
Individual annuities	40.3	46.2	(12.8)
Other financial services businesses	2.2	2.9	(24.1)

Total net investment income	69.5	73.3	(5.2)

Total revenues	104.3	106.2	(1.8)

Benefits and expenses:
Benefits to policyholders	4.7	5.8	(19.0)
Interest credited	42.8	45.7	(6.3)
Operating expenses	29.9	28.2	6.0
Commissions and bonuses	7.4	7.9	(6.3)
Net decrease in DAC, VOBA and other intangible assets	3.1	1.4	121.4

Total benefits and expenses	87.9	89.0	(1.2)

Income before income taxes	$16.4	$17.2	(4.7)

	Three Months Ended
	March 31,
			Percent
	2014	2013	Change
	(Dollars in millions)
Key indicators:
Assets under administration:
Retirement plans general account	$2,541.5	$2,028.0	25.3%
Retirement plans separate account	6,528.3	5,600.1	16.6

Total retirement plans insurance products	9,069.8	7,628.1	18.9
Retirement plans trust products	8,720.8	8,123.8	7.3
Individual annuities	3,310.9	3,252.1	1.8
Commercial mortgage loans for other investors	3,114.0	2,843.6	9.5
Private client wealth management	913.8	888.6	2.8

Total assets under administration	$25,129.3	$22,736.2	10.5

Interest credited (% of net investment income):
Retirement plans	58.5%	54.1%
Individual annuities	67.0	70.6
Retirement plans annualized operating expenses (% of average assets under administration)	0.48%	0.52%
Commercial mortgage loans originated	$245.1	$273.7	(10.4)%
Individual annuity sales	55.8	87.9	(36.5)

First Quarter of 2014 Compared to First Quarter of 2013

Income before income taxes for Asset Management was $16.4 million for the first quarter of 2014, compared to $17.2 million for the first quarter of 2013. The decrease was primarily due to higher operating expenses and the change in fair values of the hedging assets and liabilities related to our index-based annuity product, partially offset by an increase in administrative fees due to an increase in assets under administration.

Administrative Fees

The increase in administrative fees for Asset Management for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to an increase in assets under administration. Assets under administration increased 10.5% to $25.13 billion at March 31, 2014, compared to $22.74 billion at March 31, 2013, primarily due to higher equity values.

Net Investment Income

The decrease in net investment income for Asset Management for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower contributions from the change in fair value of our S&P 500 Index options related to our indexed annuity product and lower portfolio yields for both fixed maturity securities and commercial mortgage loans. The change in fair value of our S&P 500 Index options increased net investment income by $2.0 million for the first quarter of 2014, compared to an increase of $6.0 million for the first quarter of 2013.

Benefits to Policyholders

The decrease in benefits to policyholders for Asset Management for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to favorable mortality experience in the individual annuity business.

Interest Credited

The decrease in interest credited for Asset Management for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the change in fair value of the index-based guarantees. The change in fair value of the index-based interest guarantees increased interest credited by $3.2 million for the first quarter of 2014, compared to an increase of $6.2 million for the first quarter of 2013. The decrease was partially offset by growth in our retirement plan general account assets under administration and individual fixed-rate annuity assets under administration.

Operating Expenses

The increase in operating expenses for Asset Management for the first quarter of 2014 compared to the first quarter of 2013 was primarily to support business growth, consistent with growth in assets under administration. In addition, operating expenses were reduced in the first quarter of 2013 due to expense management actions, which reduced headcount and other non-compensation related expenses.

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

The following table sets forth results and key indicators for the Other category:

	Three Months Ended
	March 31,
			Dollar
	2014	2013	Change

	(Dollars in millions)
Revenues:
Administrative fees	$(4.8)	$(4.7)	$(0.1)
Net investment income	5.6	3.9	1.7
Net capital losses:
OTTI on fixed maturity securities	---	(0.3)	0.3
All other net capital losses	(1.1)	(1.3)	0.2

Total net capital losses	(1.1)	(1.6)	0.5

Total revenues	(0.3)	(2.4)	2.1

Benefits and expenses:
Operating expenses	(1.0)	(5.2)	4.2
Interest expense	8.4	8.5	(0.1)

Total benefits and expenses	7.4	3.3	4.1

Loss before income taxes	$(7.7)	$(5.7)	(2.0)

Key indicators:
Net capital gains (losses):
Fixed maturity securities	$1.4	$2.0	$(0.6)
Commercial mortgage loans	(1.3)	(2.6)	1.3
Real Estate Owned	(0.2)	(0.9)	0.7
Other	(1.0)	(0.1)	(0.9)

Total net capital losses	$(1.1)	$(1.6)	0.5

Provision in our commercial mortgage loan loss allowance	$(1.7)	$(3.1)	$1.4

First Quarter of 2014 Compared to First Quarter of 2013

The Other category reported a loss before income taxes of $7.7 million for the first quarter of 2014, compared to a loss before income taxes of $5.7 million for the first quarter of 2013. Net capital losses were $1.1 million for the first quarter of 2014, compared to $1.6 million for the first quarter of 2013. The loss before income taxes excluding net capital losses was $6.6 million for the first quarter of 2014, compared to $4.1 million for the first quarter of 2013.

Net Investment Income

The increase in net investment income for Other for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to investment income from fixed maturity securities of $3.7 million for the first quarter of 2014, compared to $2.6 million for the first quarter of 2013, which was primarily due to a larger amount of invested assets allocated to the Other category.

Net Capital Losses

The decrease in net capital losses for Other for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a decrease in the provision to our commercial mortgage loan loss allowance and lower net realized losses for Real Estate Owned.

Operating Expenses

The increase in operating expenses for Other for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the result of expense management actions taken in the first quarter of 2013 that did not recur in the first quarter of 2014. Operating expenses were reduced by $10.3 million for the first quarter of 2013 due to the amendment of the postretirement medical plan. This reduction was partially offset by approximately $4 million of severance costs as a result of other expense management actions taken in the first quarter of 2013.

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

We manage interest rate risk, in part, through asset-liability analyses. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items at March 31, 2014.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.10%, or $300.1 million, of our fixed maturity securities portfolio at March 31, 2014. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of the commercial mortgage loan portfolio contains this type of prepayment provision. Approximately 1% of the commercial mortgage loan portfolio, without a make-whole prepayment provision, contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $13.8 million for the first quarter of 2014, compared to $72.8 million for the first quarter of 2013. The change in operating cash flows for the first quarter of 2014 compared to the same period in 2013 was primarily due to fluctuations in other assets and liabilities, mainly attributable to timing differences. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, administrative fee revenues, and investment income received and expenses paid.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds from investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $189.3 million and $181.8 million for the first quarter of 2014 and 2013, respectively. The change in net cash used in investing activities for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower proceeds from the sale or repayment of fixed maturity securities, net of fixed maturity security acquisitions, partially offset by higher proceeds from the sale or repayment of commercial mortgage loans, net of commercial mortgage loan acquisitions for the first quarter of 2014 compared to the first quarter of 2013.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At March 31, 2014, total cash and investments consisted of 55.6% fixed maturity securities, 40.5% commercial mortgage loans, 2.0% real estate and other invested assets, and 1.9% cash and cash equivalents.

Fixed Maturity Securities

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

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	March 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$406.5	$20.2	$(5.0)	$421.7
Capital goods	835.0	42.4	(7.2)	870.2
Communications	321.4	21.0	(1.9)	340.5
Consumer cyclical	538.6	26.1	(3.3)	561.4
Consumer non cyclical	940.5	70.1	(3.7)	1,006.9
Energy	517.2	32.5	(4.5)	545.2
Finance	1,738.1	82.0	(11.6)	1,808.5
Utilities	913.5	67.9	(6.1)	975.3
Transportation and other	290.2	15.7	(1.6)	304.3

Total corporate bonds	6,501.0	377.9	(44.9)	6,834.0
U.S. government and agency bonds	303.9	35.2	(0.3)	338.8
U.S. state and political subdivision bonds	131.4	8.8	(0.4)	139.8
Foreign government bonds	58.8	6.7	---	65.5
S&P 500 Index options	15.4	---	---	15.4

Total fixed maturity securities	$7,010.5	$428.6	$(45.6)	$7,393.5

	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$406.4	$18.4	$(7.9)	$416.9
Capital goods	797.6	38.9	(12.3)	824.2
Communications	335.3	18.6	(4.0)	349.9
Consumer cyclical	511.9	22.9	(5.9)	528.9
Consumer non cyclical	880.2	63.0	(5.8)	937.4
Energy	482.5	30.4	(7.1)	505.8
Finance	1,670.3	75.4	(20.1)	1,725.6
Utilities	900.9	58.1	(10.3)	948.7
Transportation and other	297.0	13.9	(2.6)	308.3

Total corporate bonds	6,282.1	339.6	(76.0)	6,545.7
U.S. government and agency bonds	320.8	32.8	(0.4)	353.2
U.S. state and political subdivision bonds	134.3	6.8	(0.8)	140.3
Foreign government bonds	58.9	6.6	---	65.5
S&P 500 Index options	15.8	---	---	15.8

Total fixed maturity securities	$6,811.9	$385.8	$(77.2)	$7,120.5

The following table sets forth key indicators of our fixed maturity securities portfolio:

	March 31,	December 31,
	2014	2013	Change

	(Dollars in millions)
Fixed maturity securities	$7,393.5	$7,120.5	3.8%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.8%	5.6%
Managed by a third party	$375.8	$362.4	3.7%

Fixed maturity securities on our watch list:
Fair value	$1.3	$2.4	$(1.1)
Amortized cost after OTTI	1.3	2.4	(1.1)

Gross unrealized capital gains in our fixed maturity securities portfolio	$428.6	$385.8	$42.8
Gross unrealized capital losses in our fixed maturity securities portfolio	(45.6)	(77.2)	(31.6)

We recorded no OTTI for the first quarter of 2014 and $0.3 million for the first quarter of 2013. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at March 31, 2014.

Commercial Mortgage Loans

StanCorp Mortgage Investors originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors. StanCorp Mortgage Investors originated $245.1 million and $273.7 million of commercial mortgage loans for the first quarters of 2014 and 2013, respectively. The level of commercial mortgage loan originations in any period is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

The following table sets forth commercial mortgage loan servicing data:

	March 31,	December 31,	Percent
	2014	2013	Change

	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,383.1	$5,404.4	(0.4)%
For other institutional investors	3,114.0	3,056.0	1.9

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	$8.7	$8.5	2.4%

The estimated average loan to value ratio for the overall portfolio was less than 70% at March 31, 2014. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at March 31, 2014. We have the contractual ability to pursue personal recourse on approximately 74% of our loans and partial personal recourse on a majority of the remaining loans. The weighted-average capitalization rate for the portfolio at March 31, 2014 was approximately 9%. Capitalization rates, which vary by property type and geographic region, are used as part of our annual internal analysis of the commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At March 31, 2014, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. If the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At March 31, 2014, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

Due to the concentration of commercial mortgage loans in California, we could be exposed to potential losses as a result of an economic downturn or natural catastrophes in California. See Part II, Item 1A, “Risk Factors.”

Under the laws of certain states, environmental contamination of a property may result in a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. As a commercial mortgage lender, we customarily conduct environmental assessments before making commercial mortgage loans secured by real estate and before taking title through foreclosure on real estate collateralizing delinquent commercial mortgage loans held by us. Based on our environmental assessments, we believe that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material effect on our business, financial position, results of operations or cash flows. However, we cannot provide assurance that material compliance costs will not be incurred by us.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2014, we had outstanding commitments to fund commercial mortgage loans totaling $194.4 million, with fixed interest rates ranging from 4.25% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	March 31,	December 31,	Percent
	2014	2013	Change

	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$21.7	$15.2	42.8%
Delinquency rate	0.40%	0.28%
In process of foreclosure	$3.0	$7.4	(59.5)

Restructured commercial mortgage loans on a statutory basis	88.5	100.8	(12.2)

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. The decrease in restructured commercial mortgage loans of $12.3 million during the first quarter of 2014 was associated with a decrease in the number of loans temporarily restructured.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended
	March 31,
	2014	2013	Change

	(Dollars in millions)
Number of loans foreclosed	2	11	(9)
Book value of loans foreclosed	$2.9	$6.6	$(3.7)
Number of properties foreclosed and transferred to Real Estate Owned	2	11	(9)
Book value of properties foreclosed and transferred to Real Estate Owned	$2.6	$3.8	$(1.2)

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real Estate Owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. The book value of real estate acquired during the first quarter of 2014 decreased from the first quarter of 2013 primarily due to fewer properties being foreclosed in the first quarter of 2014 compared to the first quarter of 2013. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended
	March 31,
			Dollar
	2014	2013	Change

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$43.6	$46.6	$(3.0)
Provision	1.7	3.1	(1.4)
Charge-offs, net	(1.8)	(6.9)	5.1

Ending balance	$43.5	$42.8	$0.7

Specific loan loss allowance	$26.4	$22.8	$3.6
General loan loss allowance	17.1	20.0	(2.9)

Total commercial mortgage loan loss allowance	$43.5	$42.8	$0.7

The increase in the commercial mortgage loan loss allowance at March 31, 2014 compared to March 31, 2013 was primarily due to an increase in the specific loan loss allowance at March 31, 2014 compared to March 31, 2013. The decrease in the provision and charge-offs for the first quarter of 2014 compared to first quarter of 2013 were primarily related to lower losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio during the first quarter of 2014.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	March 31,	December 31,	Dollar
	2014	2013	Change

	(In millions)
Impaired commercial mortgage loans with specific allowances for losses	$75.6	$87.7	$(12.1)
Impaired commercial mortgage loans without specific allowances for losses	31.3	26.6	4.7
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(26.4)	(25.9)	(0.5)

Net carrying value of impaired commercial mortgage loans	$80.5	$88.4	$(7.9)

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The decrease to the net carrying value of impaired commercial mortgage loans at March 31, 2014 compared to December 31, 2013 was primarily due to a decrease in impaired commercial mortgage loans with a specific allowance in our retail and industrial segments during the first quarter of 2014 associated with a small number of borrowers.

See Item 1, “Financial Statements—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7—Investments—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $49.2 million and $91.6 million for the first quarters of 2014 and 2013, respectively. The decrease in funds provided by financing cash flows for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the $47.1 million repurchase of debt and an increase in cash used to repurchase shares, partially offset by an increase in policyholder fund deposits, net of withdrawals. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

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

Under the Facility, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. Under the two financial covenants, we are required to maintain a total debt to capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.39 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At March 31, 2014, we had a total debt to total capitalization ratio of 20.2% and consolidated net worth of $2.00 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At March 31, 2014, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

We have $250 million of 5.00% 10-year senior notes (“Senior Notes”), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

We have $252.9 million of 6.90% junior subordinated debentures (“Subordinated Debt”), which mature on June 1, 2067 and is non-callable prior to June 1, 2017. On March 20, 2014, we repurchased $47.1 million in principal amount of Subordinated Debt. Interest is payable semi-annually on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. We have the option to defer interest payments for up to five years. If we elect to defer interest payments, our ability to declare and pay dividends to shareholders would be restricted during the interest deferral period. We are not currently deferring interest on the Subordinated Debt.

In 2013, we became a member of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”) and purchased the required common stock for membership. Membership in the FHLB of Seattle provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At March 31, 2014, we had no outstanding advances from the FHLB of Seattle.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target for our insurance subsidiaries is generally to maintain statutory capital at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held statutory capital of approximately 400% of the Company Action Level RBC at March 31, 2014. At March 31, 2014, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.49 billion.

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

Dividends from Standard

Our ability to pay dividends to shareholders, repurchase shares and meet obligations substantially depends upon the receipt of distributions from Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors and by Oregon law, which limits Standard’s dividend payments and other distributions to the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive prior approval from the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory dividend limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. With the exception of StanCorp Equities, Inc., a limited broker-dealer and member of the Financial Industry Regulatory Authority, there are no regulatory restrictions on dividends from our non-insurance subsidiaries.

As of December 31, 2013, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $195.1 million and capital and surplus was $1.29 billion. Based upon Standard’s results for 2013, the amount of ordinary dividends and other distributions available in 2014, without prior approval from the Oregon Insurance Division is $195.1 million.

Standard has a $250.0 million subordinated surplus note (“Surplus Note”), payable to StanCorp. The Surplus Note matures in 2027 and bears an interest rate of 5.25%, with interest payments due March 31, June 30, September 30 and December 31, of each year. Standard has the right to prepay the principal balance of the Surplus Note, in whole or in part, at any time or from time to time, without penalty. In accordance with the requirements of the National Association of Insurance Commissioners (“NAIC”), the Surplus Note provides that no interest or principal payments may be made by Standard without the prior approval of the Oregon Insurance Division, interest will not be represented as an addition to the instrument, interest will not accrue additional interest and any payments with respect to the Surplus Note will be subordinate to Standard’s other obligations to policyholders, lenders and creditors. As a result of the extraordinary dividend, dividends required the approval from the Oregon Insurance Division through August 14, 2013 and were considered extraordinary.

Dividends paid from Standard to StanCorp will be based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid ordinary cash dividends to StanCorp of $40.0 million for the first quarter of 2014. Standard paid extraordinary cash dividends to StanCorp of $30.0 million for the first quarter of 2013.

Dividends to Shareholders

The declaration and payment of dividends to shareholders is subject to the discretion of our Board of Directors. We anticipate that an annual dividend to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on dividends from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by our Board of Directors. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999. In December 2013, StanCorp paid an annual cash dividend of $1.10 per share, totaling $48.5 million.

Share Repurchases

On November 13, 2012, our Board of Directors authorized the repurchase of 3.0 million shares of StanCorp common stock through December 31, 2014 (“November 2012 Authorization”). On February 11, 2014 (“February 2014 Authorization”), our Board of Directors authorized the repurchase of an additional 3.0 million shares of StanCorp common stock through December 31, 2015. The February 2014 Authorization takes effect on the earlier of the expiration or completion of the November 2012 Authorization. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the direction of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made opportunistically at market prices on the transaction date.

The following table sets forth share repurchases activity:

	Three Months Ended
	March 31,
	2014	2013

	(Dollars in millions
	except per share data)
Share repurchases:
Shares repurchased	553,200	249,794
Cost of share repurchases	$34.6	$9.9
Volume weighted-average price per common share	62.63	39.55

Shares remaining under repurchase authorizations	3,802,312	2,750,206

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

The following table sets forth Standard’s financial strength ratings as of April 2014:

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

The following table sets forth our debt ratings and issuer credit ratings as of April 2014:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments in “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions where our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members to pay benefits to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $0.2 million for the first three months of 2014. There were no association assessments levied against us for the first three months of 2013. At March 31, 2014, we maintained a reserve of $0.7 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended
	March 31,
			Dollar
	2014	2013	Change

	(In millions)
Statutory Results	$50.6	$28.9	$21.7
Adjusted GAAP Results	66.5	61.9	4.6

Difference	$(15.9)	$(33.0)	$17.1

The increase in Statutory Results for the first quarter of 2014 compared to the first quarter of 2013 was primarily due to more favorable claims experience in our Employee Benefits and Individual Disability segments and a change in reserve methodology for our individual annuity products.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the first quarter of 2014 compared to the first quarter of 2013 were primarily due to the $10.3 million operating expense reduction in the first quarter of 2013 due to the amendment of the post retirement benefit plan, which was not recorded in the statutory results, and a change in reserve methodology for our individual annuity products. A statutory reserve adjustment for our individual annuity products resulted in an increase in reserves of $5.8 million and $12.7 million in the first quarters of 2014 and 2013, respectively.

The following table sets forth statutory capital and the associated asset valuation reserve:

	March 31,	December 31,	Percent
	2014	2013	Change

	(Dollars in millions)
Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,487.3	$1,486.5	0.1%
Asset valuation reserve	129.8	127.5	1.8

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

The following factors could cause our results to differ materially from management expectations suggested by forward-looking statements:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective use of capital, including the ability to achieve financing through debt or equity.
•	Changes in liquidity needs and the liquidity of assets in our investment portfolios.
•	Performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level.
•	Changes in accounting standards, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of customer persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income, bond call premiums and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower, property type and geographic region.

•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of bond call premiums, commercial mortgage loan prepayment fees and commercial mortgage loan participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.
•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp Financial Group, Inc. since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

ITEM 4:	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2014, and designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our deferred tax assets include net operating losses, which depend on future taxable income to be realized and may be limited or impaired by future ownership changes—Our deferred tax assets include federal, state and local net operating losses. Certain of our subsidiaries as a group have generated losses in recent years. Net operating losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. There can be no assurance that we will generate the future taxable income necessary to utilize our net operating losses. Furthermore, the availability of these losses to be utilized in the future can become limited if certain changes in company structure or income levels occur. In such a circumstance, we may be unable to utilize the losses even if the Company generates future taxable income.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market— We do not have any significant debt maturities in the near-term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures (“Subordinated Debt”) of $252.9 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2017, though, at our option and with the consent of the lenders under the Facility, the termination date can be extended for one additional one year period. We had no outstanding balance on the Facility at March 31, 2014. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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
•

Continued pressure on budgets for public institutions could impact the employment and wage levels of our customer groups in this sector, which represents a significant customer group for our employee benefits business, which may have an adverse effect on our premium levels for our group businesses and revenues for our retirement plans business.

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

			Total Number	Maximum
			of Shares	Number of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans
	Purchased	Paid per Share	or Programs	or Programs
Period:
January 1-31, 2014	79,000	$64.09	79,000	1,276,512
February 1-28, 2014	474,200	62.38	474,200	3,802,312
March 1-31, 2014	---	---	---	3,802,312

Total first quarter	553,200	62.63	553,200	3,802,312

On November 13, 2012, our Board of Directors authorized the repurchase of 3.0 million shares of StanCorp common stock through December 31, 2014 (“November 2012 Authorization”). On February 11, 2014 (“February 2014 Authorization”), our Board of Directors authorized the repurchase of an additional 3.0 million shares of StanCorp common stock through December 31, 2015. The February 2014 Authorization takes effect on the earlier of the expiration or completion of the November 2012 Authorization. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the direction of the overall economy and other potential growth opportunities or priorities for capital use. Repurchases are made opportunistically at market prices on the transaction date.

The following table sets forth share repurchase activity:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions
	except—per share data)
Share repurchases:
Shares repurchased	553,200	249,794
Cost of share repurchases	$34.6	$9.9
Weighted-average price per common share	62.63	39.55
Shares remaining under repurchase authorizations	3,802,312	2,750,206

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

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2014	By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q, dated August 8, 2012, and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith