Form 10-Q
period 2014-06-30
STANCORP FINANCIAL GROUP INC
filed 2014-08-06
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 25, 2014, there were 42,885,683 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013	2

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and the year ended December 31, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70

ITEM 4.	CONTROLS AND PROCEDURES	70

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	71

ITEM 1A.	RISK FACTORS	71

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	74

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	75

ITEM 4.	MINE SAFETY DISCLOSURES	75

ITEM 5.	OTHER INFORMATION	75

ITEM 6.	EXHIBITS	75

SIGNATURES		76

PART I.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Premiums	$519.2	$535.1	$1,029.3	$1,071.3
Administrative fees	32.6	30.4	64.2	59.1
Net investment income	149.8	154.1	300.4	313.3
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.1)	(0.3)	(0.1)	(0.6)
All other net capital losses	(0.4)	(2.3)	(1.5)	(3.6)

Total net capital losses	(0.5)	(2.6)	(1.6)	(4.2)

Total revenues	701.1	717.0	1,392.3	1,439.5

Benefits and expenses:
Benefits to policyholders	426.2	424.1	827.3	865.9
Interest credited	40.6	40.3	84.1	86.9
Operating expenses	115.3	104.4	228.4	209.5
Commissions and bonuses	49.7	50.8	101.5	104.6
Premium taxes	8.1	9.1	17.2	18.6
Interest expense	7.9	8.6	16.3	17.1
Net decrease (increase) in deferred acquisition costs, value of business acquired and other intangible assets	2.0	1.2	0.8	(1.9)

Total benefits and expenses	649.8	638.5	1,275.6	1,300.7

Income before income taxes	51.3	78.5	116.7	138.8
Income taxes	9.4	20.8	24.7	34.3

Net income	$41.9	$57.7	$92.0	$104.5

Net income per common share:
Basic	$0.97	$1.30	$2.11	$2.36
Diluted	0.96	1.30	2.09	2.35
Weighted-average common shares outstanding:
Basic	43,311,156	44,257,095	43,602,275	44,341,158
Diluted	43,710,063	44,398,120	44,027,747	44,445,155

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$41.9	$57.7	$92.0	$104.5
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities—available-for-sale:
Net unrealized capital gains (losses) on securities—available-for-sale(1)	41.1	(151.0)	92.3	(168.2)
Reclassification adjustment for net capital gains included in net income(2)	(0.6)	(2.9)	(1.5)	(4.1)
Employee benefit plans:
Prior service credit and net losses arising during the period, net (3)	---	---	(0.4)	---
Reclassification adjustment for amortization to net periodic pension cost (credit), net(4)	0.5	(4.9)	0.8	(9.7)

Total other comprehensive income (loss), net of tax	41.0	(158.8)	91.2	(182.0)

Comprehensive income (loss)	$82.9	$(101.1)	$183.2	$(77.5)

(1)

Net of tax expense of $22.1 million and tax benefit of $84.2 million for the three months ended June 30, 2014 and 2013, respectively, and tax expense of $47.2 million and tax benefit of $91.7 million for the six months ended June 30, 2014 and 2013, respectively.

(2)

Net of tax benefits of $0.3 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and tax benefits of $0.8 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.

(3)	Net of tax benefit of $0.3 million for the six months ended June 30, 2014.
(4)

Net of tax expense of $0.3 million and tax benefit of $2.7 million for the three months ended June 30, 2014 and 2013, respectively, and tax expense of $0.5 million and tax benefit of $5.3 million for the six months ended June 30, 2014 and 2013, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2014	December 31, 2013

A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $7,016.4 and $6,811.9)	$7,468.4	$7,120.5
Commercial mortgage loans, net	5,453.3	5,405.1
Real estate, net	49.2	65.7
Other invested assets	290.4	196.5

Total investments	13,261.3	12,787.8
Cash and cash equivalents	237.7	379.3
Premiums and other receivables	122.0	118.2
Accrued investment income	105.9	106.8
Amounts recoverable from reinsurers	986.1	988.1
DAC, VOBA and other intangible assets, net	368.0	371.3
Goodwill	36.0	36.0
Property and equipment, net	82.2	84.7
Other assets	124.0	127.9
Separate account assets	7,133.5	6,393.2

Total assets	$22,456.7	$21,393.3

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,855.7	$5,846.9
Other policyholder funds	6,204.6	6,051.6
Deferred tax liabilities, net	119.1	64.7
Short-term debt	1.9	1.5
Long-term debt	504.3	551.9
Other liabilities	375.7	330.7
Separate account liabilities	7,133.5	6,393.2

Total liabilities	20,194.8	19,240.5

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	---	---
Common stock, no par, 300,000,000 shares authorized; 42,949,566 and 44,126,389 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	---	68.0
Accumulated other comprehensive income	225.9	134.7
Retained earnings	2,036.0	1,950.1

Total shareholders’ equity	2,261.9	2,152.8

Total liabilities and shareholders’ equity	$22,456.7	$21,393.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions—except per share data)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock				Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balance, January 1, 2013	44,419,448		$89.6	$309.3	$1,770.1	$2,169.0

Net income	---		---	---	228.5	228.5
Other comprehensive loss, net of tax	---		---	(174.6)	---	(174.6)
Common stock:
Repurchased	(1,644,488)		(82.3)	---	---	(82.3)
Issued under share-based compensation plans, net	1,351,429		60.7	---	---	60.7
Dividends declared on common stock ($1.10 per share)	---		---	---	(48.5)	(48.5)

Balance, December 31, 2013	44,126,389		68.0	134.7	1,950.1	2,152.8

Net income	---		---	---	92.0	92.0
Other comprehensive income, net of tax	---		---	91.2	---	91.2
Common stock:
Repurchased	(1,406,078)		(79.8)	---	(6.1)	(85.9)
Issued under share-based compensation plans, net	229,255		11.8	---	---	11.8

Balance, June 30, 2014	42,949,566	$	---	$225.9	$2,036.0	$2,261.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2014	2013
Operating:
Net income	$92.0	$104.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	1.6	4.2
Depreciation and amortization	59.1	58.2
Deferral of acquisition costs, value of business acquired and other intangible assets, net	(36.7)	(38.1)
Deferred income taxes	7.2	14.7
Changes in other assets and liabilities:
Receivables and accrued income	(0.9)	(12.7)
Future policy benefits and claims	6.5	30.8
Other, net	44.3	14.4

Net cash provided by operating activities	173.1	176.0

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	432.3	569.5
Proceeds from sale or repayment of commercial mortgage loans	563.8	465.4
Proceeds from sale of real estate	11.5	7.7
Proceeds from sale of other invested assets	10.1	0.2
Acquisition of fixed maturity securities—available-for-sale	(659.2)	(703.9)
Acquisition or origination of commercial mortgage loans	(617.2)	(638.5)
Acquisition of real estate	(0.3)	(0.6)
Acquisition of other invested assets	(78.1)	(44.0)
Acquisition of property and equipment, net	(6.9)	(4.1)

Net cash used in investing activities	(344.0)	(348.3)

Financing:
Policyholder fund deposits	1,619.8	976.4
Policyholder fund withdrawals	(1,466.8)	(748.3)
Repayment of debt	(47.1)	---
Issuance of common stock	9.4	9.9
Repurchases of common stock	(85.9)	(26.8)
Other, net	(0.1)	0.1

Net cash provided by financing activities	29.3	211.3

(Decrease) increase in cash and cash equivalents	(141.6)	39.0
Cash and cash equivalents, beginning of period	379.3	160.7

Cash and cash equivalents, end of period	$237.7	$199.7

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$97.8	$100.9
Income taxes	31.3	19.0
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	3.1	5.6

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

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group and individual disability insurance, group life and AD&D insurance and group dental and vision insurance in New York.

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

Standard holds interests in tax-advantaged investments. These interests are accounted for under the equity method of accounting. The total investment in these interests was $269.0 million and $192.4 million at June 30, 2014 and December 31, 2013, respectively.

The accompanying unaudited condensed consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. As such, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2014, and for the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. Interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. This report should be read in conjunction with the Company’s 2013 annual report on Form 10-K.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (In millions)	$41.9	$57.7	$92.0	$104.5

Basic weighted-average common shares outstanding	43,311,156	44,257,095	43,602,275	44,341,158
Stock options	370,758	130,813	394,160	97,236
Stock awards	28,149	10,212	31,312	6,761

Diluted weighted-average common shares outstanding	43,710,063	44,398,120	44,027,747	44,445,155

Net income per common share:
Basic	$0.97	$1.30	$2.11	$2.36
Diluted	0.96	1.30	2.09	2.35

Antidilutive shares not included in net income per diluted common share calculation	152,335	1,182,979	211,746	1,293,609

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain specified parties. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,621,413 shares or options for shares remain available for grant at June 30, 2014. Of the 3,500,000 shares authorized for the ESPP, 1,401,908 shares remain available for issuance at June 30, 2014.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In millions)

Compensation cost	$1.1	$1.3	$3.1	$2.7
Related income tax benefit	0.4	0.4	1.1	0.9

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

The Company granted options to purchase 105,060 and 163,367 options for the first six months of 2014 and 2013, respectively, at a weighted-average per share exercise price of $63.74 and $38.56, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first six months of 2014 and 2013 was $24.53 and $13.64, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At June 30, 2014, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $6.6 million. This compensation cost will be recognized over a weighted-average remaining period of 2.3 years.

Stock Award Grants

The Company currently grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 959,556 shares available for issuance as stock award grants at June 30, 2014.

RSUs

The Company grants annual RSUs to officers and senior officers of the Company. RSUs typically cliff vest three years from the grant date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The Company granted 45,869 and 59,823 RSUs for the first six months of 2014 and 2013, respectively. The fair value of the RSUs is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of RSUs is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At June 30, 2014, the total compensation cost related to unvested RSUs that had not yet been recognized in the financial statements was $3.7 million. This cost will be recognized over a weighted-average remaining period of 1.9.

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

The Company granted 77,634 and 117,172 Performance Shares for the first six months of 2014 and 2013, respectively.

The Company issued 8,846 of StanCorp common stock under previous performance share awards for the first six months of 2014 and no shares for the first six months of 2013.

The fair value of Performance Shares is based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of Performance Shares is based on an estimate of the number of shares that will be earned and cost is recognized over the vesting period. The cost the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $14.4 million in additional compensation cost would be recognized through 2016. Assuming that the maximum performance is achieved, this cost would be recognized over a weighted-average period of 1.4 years. The target payout is 50% of the maximum performance shares. Assuming that the target performance is achieved for each performance goal, $5.9 million in additional compensation cost would be recognized through 2016.

Director Stock Grants

Each non-employee director receives annual stock grants with a fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholder meeting. The stock grants generally vest after one year.

The Company issued 14,418 and 20,099 shares of StanCorp common stock for the first six months of 2014 and 2013, respectively.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013

	(In millions)

Compensation cost	$0.1	$	---	$0.2	$0.2
Related income tax benefit	0.1		---	0.1	0.1

4.	RETIREMENT BENEFITS

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

The following table sets forth the components of net periodic benefit (credit) cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In millions)
Components of net periodic benefit (credit) cost:
Service cost	$2.2	$2.5	$4.4	$5.1
Interest cost	4.8	4.2	9.6	8.3
Expected return on plan assets	(8.3)	(7.3)	(16.7)	(14.6)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of net actuarial loss	0.1	2.4	0.2	4.7

Net periodic benefit (credit) cost	(1.1)	1.9	(2.2)	3.8

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial loss	(0.1)	(2.4)	(0.2)	(4.7)

Total recognized in other comprehensive income	(0.2)	(2.5)	(0.5)	(5.0)

Total recognized in net periodic benefit (credit) cost and other comprehensive income	$(1.3)	$(0.6)	$(2.7)	$(1.2)

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

The following table sets forth the components of net periodic benefit cost (credit) and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

	(In millions)
Components of net periodic benefit cost (credit):
Interest cost		$0.2		$0.2		$0.4		$0.4
Expected return on plan assets		(0.2)		(0.2)		(0.4)		(0.4)
Amortization of prior service cost		---		(13.2)		---		(26.4)
Amortization of net actuarial loss (gain)		---		2.9		(0.6)		5.8

Net periodic benefit cost (credit)		---		(10.3)		(0.6)		(20.6)

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost		---		13.2		---		26.4
Amortization of net actuarial (loss) gain		---		(2.9)		0.6		(5.8)

Total recognized in other comprehensive income		---		10.3		0.6		20.6

Total recognized in net periodic benefit credit and other comprehensive income	$	---	$	---	$	---	$	---

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.3 million and $2.3 million for the second quarters of 2014 and 2013, respectively and $6.0 million and $5.6 million for the first six months of 2014 and 2013, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $12.2 million and $11.6 million at June 30, 2014 and December 31, 2013, respectively.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $31.6 million and $31.1 million at June 30, 2014 and December 31, 2013, respectively. Expenses were $1.2 million and $0.8 million for the second quarters of 2014 and 2013, respectively and $1.9 million and $1.6 million for the first six months of 2014 and 2013, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income (“AOCI”) was $5.2 million and $5.7 million at June 30, 2014 and December 31, 2013, respectively.

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

The following table sets forth intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In millions)
Intersegment administrative fees	$4.8	$4.6	$9.6	$9.3

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$202.9	$214.5	$403.1	$429.9
Group long term disability	189.4	198.0	378.6	398.3
Group short term disability	57.5	59.6	111.8	115.5
Group other	19.4	19.2	38.6	38.3
Experience rated refunds	(1.9)	(4.3)	(5.4)	(8.8)

Total Employee Benefits	467.3	487.0	926.7	973.2
Individual Disability	48.9	46.7	97.0	93.7

Total Insurance Services premiums	516.2	533.7	1,023.7	1,066.9

Asset Management:
Retirement plans	0.1	0.2	1.2	1.4
Individual annuities	2.9	1.2	4.4	3.0

Total Asset Management premiums	3.0	1.4	5.6	4.4

Total premiums	$519.2	$535.1	$1,029.3	$1,071.3

Administrative fees:
Insurance Services:
Employee Benefits	$4.2	$3.4	$8.4	$6.9
Individual Disability	0.1	0.1	0.1	0.1

Total Insurance Services administrative fees	4.3	3.5	8.5	7.0

Asset Management:
Retirement plans	24.7	23.6	48.7	45.8
Other financial services businesses	8.4	7.9	16.6	15.6

Total Asset Management administrative fees	33.1	31.5	65.3	61.4

Other administrative fees	(4.8)	(4.6)	(9.6)	(9.3)

Total administrative fees	$32.6	$30.4	$64.2	$59.1

Net investment income:
Insurance Services:
Employee Benefits	$62.1	$67.0	$124.5	$135.6
Individual Disability	13.0	12.9	26.1	26.3

Total Insurance Services net investment income	75.1	79.9	150.6	161.9

Asset Management:
Retirement plans	28.8	25.0	55.8	49.2
Individual annuities	39.4	42.0	79.7	88.2
Other financial services businesses	4.0	3.7	6.2	6.6

Total Asset Management net investment income	72.2	70.7	141.7	144.0

Other net investment income	2.5	3.5	8.1	7.4

Total net investment income	$149.8	$154.1	$300.4	$313.3

The following tables set forth select segment information:

	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Three Months Ended June 30, 2014
Revenues:
Premiums	$467.3	$48.9	$516.2	$3.0	$	---	$519.2
Administrative fees	4.2	0.1	4.3	33.1		(4.8)	32.6
Net investment income	62.1	13.0	75.1	72.2		2.5	149.8
Net capital losses	---	---	---	---		(0.5)	(0.5)

Total revenues	533.6	62.0	595.6	108.3		(2.8)	701.1

Benefits and expenses:
Benefits to policyholders	382.2	38.8	421.0	5.2		---	426.2
Interest credited	1.2	---	1.2	39.4		---	40.6
Operating expenses	78.7	6.8	85.5	30.1		(0.3)	115.3
Commissions and bonuses	29.7	11.6	41.3	8.4		---	49.7
Premium taxes	7.3	0.8	8.1	---		---	8.1
Interest expense	---	---	---	---		7.9	7.9
Net decrease (increase) in DAC, VOBA and other intangible assets	1.8	(3.0)	(1.2)	3.2		---	2.0

Total benefits and expenses	500.9	55.0	555.9	86.3		7.6	649.8

Income (loss) before income taxes	$32.7	$7.0	$39.7	$22.0		$(10.4)	$51.3

	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Three Months Ended June 30, 2013
Revenues:
Premiums	$487.0	$46.7	$533.7	$1.4	$	---	$535.1
Administrative fees	3.4	0.1	3.5	31.5		(4.6)	30.4
Net investment income	67.0	12.9	79.9	70.7		3.5	154.1
Net capital losses	---	---	---	---		(2.6)	(2.6)

Total revenues	557.4	59.7	617.1	103.6		(3.7)	717.0

Benefits and expenses:
Benefits to policyholders	390.2	29.6	419.8	4.3		---	424.1
Interest credited	1.3	---	1.3	39.0		---	40.3
Operating expenses	77.9	6.4	84.3	28.8		(8.7)	104.4
Commissions and bonuses	31.1	11.4	42.5	8.3		---	50.8
Premium taxes	8.1	1.0	9.1	---		---	9.1
Interest expense	---	---	---	---		8.6	8.6
Net decrease (increase) in DAC, VOBA and other intangible assets	2.2	(3.5)	(1.3)	2.5		---	1.2

Total benefits and expenses	510.8	44.9	555.7	82.9		(0.1)	638.5

Income (loss) before income taxes	$46.6	$14.8	$61.4	$20.7		$(3.6)	$78.5

	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Six Months Ended June 30, 2014
Revenues:
Premiums	$926.7	$97.0	$1,023.7	$5.6	$	---	$1,029.3
Administrative fees	8.4	0.1	8.5	65.3		(9.6)	64.2
Net investment income	124.5	26.1	150.6	141.7		8.1	300.4
Net capital losses	---	---	---	---		(1.6)	(1.6)

Total revenues	1,059.6	123.2	1,182.8	212.6		(3.1)	1,392.3

Benefits and expenses:
Benefits to policyholders	752.6	64.8	817.4	9.9		---	827.3
Interest credited	1.9	---	1.9	82.2		---	84.1
Operating expenses	156.1	13.6	169.7	60.0		(1.3)	228.4
Commissions and bonuses	63.0	22.7	85.7	15.8		---	101.5
Premium taxes	15.4	1.8	17.2	---		---	17.2
Interest expense	---	---	---	---		16.3	16.3
Net (increase) decrease in DAC, VOBA and other intangible assets	(0.7)	(4.8)	(5.5)	6.3		---	0.8

Total benefits and expenses	988.3	98.1	1,086.4	174.2		15.0	1,275.6

Income (loss) before income taxes	$71.3	$25.1	$96.4	$38.4		$(18.1)	$116.7

Total assets	$5,773.4	$2,353.9	$8,127.3	$13,679.5		$649.9	$22,456.7

	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Six Months Ended June 30, 2013
Revenues:
Premiums	$973.2	$93.7	$1,066.9	$4.4	$	---	$1,071.3
Administrative fees	6.9	0.1	7.0	61.4		(9.3)	59.1
Net investment income	135.6	26.3	161.9	144.0		7.4	313.3
Net capital losses	---	---	---	---		(4.2)	(4.2)

Total revenues	1,115.7	120.1	1,235.8	209.8		(6.1)	1,439.5

Benefits and expenses:
Benefits to policyholders	797.1	58.7	855.8	10.1		---	865.9
Interest credited	2.2	---	2.2	84.7		---	86.9
Operating expenses	153.8	12.6	166.4	57.0		(13.9)	209.5
Commissions and bonuses	66.1	22.3	88.4	16.2		---	104.6
Premium taxes	16.6	2.0	18.6	---		---	18.6
Interest expense	---	---	---	---		17.1	17.1
Net (increase) decrease in DAC, VOBA and other intangible assets	(0.7)	(5.1)	(5.8)	3.9		---	(1.9)

Total benefits and expenses	1,035.1	90.5	1,125.6	171.9		3.2	1,300.7

Income (loss) before income taxes	$80.6	$29.6	$110.2	$37.9		$(9.3)	$138.8

Total assets	$5,824.2	$2,273.6	$8,097.8	$11,749.2		$499.6	$20,346.6

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following tables set forth the carrying value and the estimated fair value of each financial instrument:

	June 30, 2014
	Carrying Value	Fair Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,946.1	$6,946.1	$	---		$6,862.8	$83.3
U.S. government and agency bonds	316.9	316.9		---		316.9	---
U.S. state and political subdivision bonds	139.8	139.8		---		139.8	---
Foreign government bonds	65.6	65.6		---		65.6	---

Total fixed maturity securities	$7,468.4	$7,468.4	$	---		$7,385.1	$83.3

Commercial mortgage loans, net	$5,453.3	$5,894.2	$	---	$	---	$5,894.2

S&P 500 Index options	14.4	14.4		---		---	14.4
Policy loans	2.3	2.3		---		---	2.3
Separate account assets	7,133.5	7,133.5		7,003.2		130.3	---

Liabilities:
Total other policyholder funds, investment-type contracts	$5,587.3	$5,811.5	$	---	$	---	$5,811.5
Index-based interest guarantees	68.3	68.3		---		---	68.3
Interest rate swaps	1.6	1.6		---		1.6	---
Short-term debt	1.9	1.7		---		1.7	---
Long-term debt	504.3	534.9		---		534.9	---

	December 31, 2013
	Carrying Value	Fair Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,545.7	$6,545.7	$	---		$6,429.7	$116.0
U.S. government and agency bonds	353.2	353.2		---		353.2	---
U.S. state and political subdivision bonds	140.3	140.3		---		140.3	---
Foreign government bonds	65.5	65.5		---		65.5	---
S&P 500 Index options	15.8	15.8		---		---	15.8

Total fixed maturity securities	$7,120.5	$7,120.5	$	---		$6,988.7	$131.8

Commercial mortgage loans, net	$5,405.1	$5,769.6	$	---	$	---	$5,769.6
Policy loans	2.5	2.5		---		---	2.5
Separate account assets	6,393.2	6,393.2		6,249.2		144.0	---

Liabilities:
Other policyholder funds, investment-type contracts	$5,469.8	$5,632.7	$	---	$	---	$5,632.7
Index-based interest guarantees	67.6	67.6		---		---	67.6
Short-term debt	1.5	1.9		---		1.9	---
Long-term debt	551.9	553.6		---		553.6	---

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

The fair value for long-term debt was predominantly based on quoted market prices as of June 30, 2014 and December 31, 2013, and trades occurring close to June 30, 2014 and December 31, 2013.

Financial Instruments Measured and Recorded at Fair Value

Fixed maturity securities, S&P 500 Index options, interest rate swaps and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) are recorded at fair value on a recurring basis. In the Company’s consolidated statements of income and comprehensive income, unrealized gains and losses are reported in other comprehensive income for fixed maturity securities. For interest rate swaps that are designated as a fair value hedge, the change in the fair values of the interest rate swap and the hedged item are reported in capital gains and losses. The change in fair value for S&P 500 Index options is reported in net investment income. The change in fair value for index-based interest guarantees is reported in interest credited.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics, trends, and secondary pricing sources, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of June 30, 2014 or December 31, 2013.

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

The Company uses the discounted cash flow valuation model to determine the fair value of the interest rate swaps. The inputs used in the model are observable in the market. The interest rate swaps qualify as Level 2 under the fair value hierarchy since their valuation is based off a model for which all significant assumptions are observable in the market.

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

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value:

			June 30, 2014		December 31, 2013
	Valuation Technique	Unobservable Input	Fair Value	Range of inputs	Fair Value	Range of inputs

	(Dollars in millions)

S&P 500 Index options	Black-Scholes option pricing model	Various assumptions	$14.4	(a)	$15.8	(a)

Index-based interest guarantees	Discounted cash flow	Expected future option purchase	$68.3	1% - 4%	$67.6	1% - 6%
		Various assumptions		(b)		(b)
	Black-Scholes option pricing model	Various assumptions		(a)		(a)

Commercial mortgage loans	Appraisals	Reduction on appraisal	$54.6	0% - 27%	$68.7	0% - 13%
	Cash flows	Capitalization rate (c)		7% - 14%		7% - 16%

Real Estate Owned	Appraisals	Reduction on appraisal	$8.9	0% - 25%	$35.2	0% - 53%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)

Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36% for both June 30, 2014 and December 31, 2013.

(c)	Capitalization rates are used as an internal analysis in converting the underlying property income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended June 30, 2014
	Assets							Liabilities
	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$	---	$	---	$114.1	$15.4	$129.5	$69.8
Total realized/unrealized gains (losses):
Included in net income		---		---	---	2.4	2.4	0.8
Included in other comprehensive income (loss)		---		---	(0.2)	---	(0.2)	---
Purchases, issuances, sales and settlements:
Purchases		---		---	---	2.3	2.3	---
Issuances		---		---	---	---	---	0.9
Sales		---		---	---	---	---	---
Settlements		---		---	---	(5.7)	(5.7)	(3.2)
Transfers into level 3		---		---	---	---	---	---
Transfers out of level 3		---		---	(30.6)	---	(30.6)	---

Ending balance	$	---	$	---	$83.3	$14.4	$97.7	$68.3

	Three Months Ended June 30, 2013
	Assets							Liabilities
	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance		$1.1		$1.7	$76.3	$15.3	$94.4	$63.6
Total realized/unrealized gains (losses):
Included in net income		---		---	---	1.2	1.2	(1.7)
Included in other comprehensive income (loss)		---		---	(1.0)	---	(1.0)	---
Purchases, issuances, sales and settlements:
Purchases		---		---	---	2.7	2.7	---
Issuances		---		---	---	---	---	1.8
Sales		---		---	---	---	---	---
Settlements		---		---	---	(5.5)	(5.5)	(1.1)
Transfers into level 3		---		---	7.0	---	7.0	---
Transfers out of level 3		(1.1)		(1.7)	(30.4)	---	(33.2)	---

Ending balance	$	---	$	---	$51.9	$13.7	$65.6	$62.6

	Six Months Ended June 30, 2014
	Assets							Liabilities
	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$	---	$	---	$116.0	$15.8	$131.8	$67.6
Total realized/unrealized gains (losses):
Included in net income		---		---	---	4.4	4.4	4.0
Included in other comprehensive income (loss)		---		---	(2.1)	---	(2.1)	---
Purchases, issuances, sales and settlements:
Purchases		---		---	---	4.1	4.1	---
Issuances		---		---	---	---	---	1.8
Sales		---		---	---	---	---	---
Settlements		---		---	---	(9.9)	(9.9)	(5.1)
Transfers into Level 3		---		---	---	---	---	---
Transfers out of Level 3		---		---	(30.6)	---	(30.6)	---

Ending balance	$	---	$	---	$83.3	$14.4	$97.7	$68.3

	Six Months Ended June 30, 2013
	Assets							Liabilities
	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance		$1.1		$1.7	$80.4	$11.3	$94.5	$57.4
Total realized/unrealized gains (losses):
Included in net income		---		---	---	7.2	7.2	4.5
Included in other comprehensive income (loss)		---		---	(5.1)	---	(5.1)	---
Purchases, issuances, sales and settlements:
Purchases		---		---	---	4.6	4.6	---
Issuances		---		---	---	---	---	2.9
Sales		---		---	---	---	---	---
Settlements		---		---	---	(9.4)	(9.4)	(2.2)
Transfers into Level 3		---		---	7.0	---	7.0	---
Transfers out of Level 3		(1.1)		(1.7)	(30.4)	---	(33.2)	---

Ending balance	$	---	$	---	$51.9	$13.7	$65.6	$62.6

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for the second quarters and first six months of 2014 and 2013.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to positions that the Company continued to hold:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013

	(In millions)
Assets:
S&P 500 Index options	$1.7		$(0.7)	$3.6		$4.2

Liabilities:
Interest rate swaps	$(1.6)	$	---	$(1.6)	$	---
Index-based interest guarantees	(3.6)		1.2	(7.2)		(5.3)

Changes in the fair value of fixed maturity securities are recorded to other comprehensive income. Changes in the fair values of the interest rate swap and the hedged item are recorded in capital gains and losses. Changes in the fair value of the S&P 500 Index options are recorded to net investment income. Changes in the fair value of the index-based interest guarantees are recorded to interest credited and are sensitive to a number of variables and assumptions. The interest credited amount includes negative interest on policyholder funds due to changes in the Level 3 actuarial assumptions of $1.3 million for the second quarter and first six months of 2014 and $1.4 million for the second quarter and first six months of 2013.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of June 30, 2014 that the Company continued to hold:

	June 30, 2014
	Total	Level 1		Level 2		Level 3

	(In millions)

Commercial mortgage loans	$54.6	$	---	$	---	$54.6
Real Estate Owned	8.9		---		---	8.9

Total assets measured at fair value on a nonrecurring basis	$63.5	$	---	$	---	$63.5

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $77.1 million were written down to their fair value of $54.6 million, less selling costs, at June 30, 2014. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $28.0 million at June 30, 2014. The Real Estate Owned measured on a nonrecurring basis as of June 30, 2014, and still held at June 30, 2014 had net capital losses totaling $0.9 million for the first six months 2014. Real Estate Owned measured on a nonrecurring basis represents newly acquired properties or properties whose value has been adjusted based on pending sale or other market information.

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)

Corporate bonds	$6,549.0	$417.5	$(20.4)	$6,946.1
U.S. government and agency bonds	279.2	37.8	(0.1)	316.9
U.S. state and political subdivision bonds	129.5	10.7	(0.4)	139.8
Foreign government bonds	58.7	6.9	---	65.6

Total fixed maturity securities	$7,016.4	$472.9	$(20.9)	$7,468.4

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)

Corporate bonds	$6,282.1	$339.6	$(76.0)	$6,545.7
U.S. government and agency bonds	320.8	32.8	(0.4)	353.2
U.S. state and political subdivision bonds	134.3	6.8	(0.8)	140.3
Foreign government bonds	58.9	6.6	---	65.5
S&P 500 Index options	15.8	----	---	15.8

Total fixed maturity securities	$6,811.9	$385.8	$(77.2)	$7,120.5

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In millions)

Due in one year or less	$555.9	$567.6	$486.2	$495.1
Due after one year through five years	3,188.3	3,396.8	2,974.5	3,168.9
Due after five years through ten years	2,430.3	2,529.6	2,497.5	2,524.6
Due after ten years	841.9	974.4	853.7	931.9

Total fixed maturity securities	$7,016.4	$7,468.4	$6,811.9	$7,120.5

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.0%, or $297.1 million, of the Company’s fixed maturity securities portfolio at June 30, 2014. At June 30, 2014, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2014
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	509	$20.4	127	$1.3	382	$19.1
U.S. government and agency bonds	7	0.2	2	0.1	5	0.1
U.S. state and political subdivision bonds	4	0.3	---	---	4	0.3

Total	520	$20.9	129	$1.4	391	$19.5

Fair value of securities with unrealized losses:
Corporate bonds	509	$948.4	127	$229.6	382	$718.8
U.S. government and agency bonds	7	12.4	2	5.7	5	6.7
U.S. state and political subdivision bonds	4	6.7	---	---	4	6.7

Total	520	$967.5	129	$235.3	391	$732.2

	December 31, 2013
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	908	$76.0	848	$66.3	60	$9.7
U.S. government and agency bonds	9	0.4	9	0.4	---	---
U.S. state and political subdivision bonds	10	0.8	10	0.8	---	---

Total	927	$77.2	867	$67.5	60	$9.7

Fair value of securities with unrealized losses:
Corporate bonds	908	$1,663.8	848	$1,557.7	60	$106.1
U.S. government and agency bonds	9	16.9	9	16.9	---	---
U.S. state and political subdivision bonds	10	15.4	10	15.4	---	---

Total	927	$1,696.1	867	$1,590.0	60	$106.1

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

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At June 30, 2014, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent

	(Dollars in millions)
Property type:
Retail	$2,658.4	48.7%	$2,629.2	48.6%
Industrial	1,000.8	18.4	1,008.7	18.7
Office	994.5	18.2	982.4	18.2
Apartment and other	309.7	5.7	289.9	5.4
Hotel/motel	271.5	5.0	276.3	5.1
Commercial	218.4	4.0	218.6	4.0

Total commercial mortgage loans, net	$5,453.3	100.0%	$5,405.1	100.0%

Geographic region*:
Pacific	$1,941.3	35.6%	$1,910.1	35.3%
South Atlantic	1,095.2	20.1	1,090.0	20.2
West South Central	683.8	12.6	672.8	12.4
Mountain	612.2	11.2	611.4	11.3
East North Central	478.5	8.8	473.8	8.8
Middle Atlantic	227.6	4.2	223.0	4.1
West North Central	181.5	3.3	186.9	3.5
East South Central	170.9	3.1	166.6	3.1
New England	62.3	1.1	70.5	1.3

Total commercial mortgage loans, net	$5,453.3	100.0%	$5,405.1	100.0%

U.S. state:
California	$1,465.4	26.9%	$1,455.5	26.9%
Texas	627.4	11.5	618.8	11.5
Florida	333.1	6.1	331.6	6.1
Georgia	309.2	5.7	310.7	5.8
Other states	2,718.2	49.8	2,688.5	49.7

Total commercial mortgage loans, net	$5,453.3	100.0%	$5,405.1	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In millions)
Commercial mortgage loan loss allowance:

Beginning balance	$43.5	$42.8	$43.6	$46.6

Provision	0.5	5.9	2.2	9.0
Recoveries (Charge-offs), net	0.4	(1.9)	(1.4)	(8.8)

Ending balance	$44.4	$46.8	$44.4	$46.8

Specific loan loss allowance	$28.0	$25.5	$28.0	$25.5
General loan loss allowance	16.4	21.3	16.4	21.3

Total commercial mortgage loan loss allowance	$44.4	$46.8	$44.4	$46.8

The decrease in the commercial mortgage loan loss allowance at June 30, 2014 compared to June 30, 2013 was primarily due to fewer commercial mortgage loans with a general loan loss allowance. This decrease was partially offset by an increase in the specific loan loss allowance. The decrease in charge-offs was primarily due to lower losses related to foreclosures, accepted deeds in lieu of foreclosure and other related charges associated with commercial mortgage loans leaving the portfolio during the second quarter and first six months of 2014.

The following table sets forth the recorded investment in commercial mortgage loans:

	June 30, 2014	December 31, 2013

	(In millions)

Commercial mortgage loans collectively evaluated for impairment	$5,395.4	$5,334.4
Commercial mortgage loans individually evaluated for impairment	102.3	114.3
Commercial mortgage loan loss allowance	(44.4)	(43.6)

Total commercial mortgage loans, net	$5,453.3	$5,405.1

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	June 30, 2014
	Retail	Industrial	Office	Apartment and Other	Hotel/ Motel	Commercial	Total

	(In millions)

Performing commercial mortgage loans	$2,651.8	$1,000.5	$990.5	$309.5	$271.5	$218.4	$5,442.2
Nonperforming commercial mortgage loans	6.6	0.3	4.0	0.2	---	---	11.1

Total commercial mortgage loans	$2,658.4	$1,000.8	$994.5	$309.7	$271.5	$218.4	$5,453.3

	December 31, 2013
	Retail	Industrial	Office	Apartment and Other	Hotel/ Motel	Commercial	Total

	(In millions)

Performing commercial mortgage loans	$2,624.2	$1,004.6	$979.6	$289.9	$276.3	$218.6	$5,393.2
Nonperforming commercial mortgage loans	5.0	4.1	2.8	---	---	---	11.9

Total commercial mortgage loans	$2,629.2	$1,008.7	$982.4	$289.9	$276.3	$218.6	$5,405.1

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$17.1	$17.1	$	---	$7.1
Office	3.3	3.3		---	1.7
Industrial	0.2	0.2		---	---
Commercial	1.8	1.8		---	---
Apartment and other	2.8	2.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowances	25.2	25.2		---	8.8

With specific loan loss allowances:
Retail	53.2	53.2		16.8	18.4
Office	9.3	9.3		3.3	1.4
Industrial	6.2	6.2		2.7	0.4
Commercial	7.9	7.9		5.2	1.6
Apartment and other	0.5	0.5		---	0.2

Total impaired commercial mortgage loans with specific loan loss allowances	77.1	77.1		28.0	22.0

Total impaired commercial mortgage loans	$102.3	$102.3		$28.0	$30.8

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$16.1	$16.1	$	---	$7.6
Office	3.9	3.9		---	1.5
Industrial	1.0	1.0		---	---
Commercial	1.8	1.8		---	---
Apartment and other	3.8	3.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowances	26.6	26.6		---	9.1

With specific loan loss allowances:
Retail	58.5	58.5		16.1	21.6
Office	9.7	9.7		3.8	0.9
Industrial	12.6	12.6		2.4	1.4
Commercial	6.0	6.0		3.6	2.5
Apartment and other	0.9	0.9		---	---

Total impaired commercial mortgage loans with specific loan loss allowances	87.7	87.7		25.9	26.4

Total impaired commercial mortgage loans	$114.3	$114.3		$25.9	$35.5

The decrease in the carrying value of impaired commercial mortgage loans at June 30, 2014 compared to December 31, 2013 was primarily due to a decrease in commercial mortgage loans with a specific allowance in the Company’s industrial and retail segments for the second quarter of 2014 associated with a small number of borrowers. At June 30, 2014 and December 31, 2013, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

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

The following tables set forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	1	$0.8	$0.7	1	$0.8	$0.7
Industrial	---	---	---	2	1.7	1.9
Commercial	1	2.7	2.7	1	2.7	2.7

Total troubled debt restructurings	2	$3.5	$3.4	4	$5.2	$5.3

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	3	$2.6	$2.7	6	$4.5	$7.6
Office	3	1.6	1.6	3	1.6	1.6
Commercial	1	0.9	0.9	1	0.9	0.9

Total troubled debt restructurings	7	$5.1	$5.2	10	$7.0	$10.1

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the first six months of 2014.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific loan loss allowances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In millions)
Average recorded investment	$104.6	$112.8	$107.8	$108.5

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

The amount of interest income recognized on impaired commercial mortgage loans was $0.9 million and $1.4 million for the second quarters of 2014 and 2013, respectively, and was $2.2 million and $2.4 million for the first six months of 2014 and 2013, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $1.0 million and $1.1 million for the second quarters of 2014 and 2013, respectively, and was $1.8 million and $2.0 million for the first six months of 2014 and 2013, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	June 30, 2014
	30 Days Past Due		60 Days Past Due		Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$	---	$	---	$8.5	$8.5	$(1.9)	$2,651.8	$2,658.4
Industrial		0.2		---	1.1	1.3	(0.8)	1,000.3	1,000.8
Office		1.5		---	4.6	6.1	(0.6)	989.0	994.5
Apartment and other		---		---	0.2	0.2	---	309.5	309.7
Hotel/motel		---		---	---	---	---	271.5	271.5
Commercial		---		---	---	---	---	218.4	218.4

Total commercial mortgage loans		$1.7	$	---	$14.4	$16.1	$(3.3)	$5,440.5	$5,453.3

	December 31, 2013
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$2.8	$0.3	$6.1	$9.2	$(1.5)	$2,621.5	$2,629.2
Industrial	---	3.3	1.8	5.1	(0.9)	1,004.5	1,008.7
Office	1.3	---	3.7	5.0	(0.9)	978.3	982.4
Apartment and other	---	---	---	---	---	289.9	289.9
Hotel/motel	6.3	---	---	6.3	---	270.0	276.3
Commercial	---	---	---	---	---	218.6	218.6

Total commercial mortgage loans	$10.4	$3.6	$11.6	$25.6	$(3.3)	$5,382.8	$5,405.1

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $14.4 million and $15.2 million at June 30, 2014 and December 31, 2013, respectively. Commercial mortgage loans at least 60 days past due were 0.26% and 0.28% of the commercial mortgage loan portfolio at June 30, 2014 and December 31, 2013, respectively. Commercial mortgage loans that have been granted payment forbearance are not considered to be past due and totaled $32.3 million and $40.1 million at June 30, 2014 and December 31, 2013, respectively.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In millions)
Fixed maturity securities	$72.8	$76.3	$147.6	$152.7
S&P 500 Index options	2.4	1.2	4.4	7.2
Commercial mortgage loans	84.7	83.9	167.0	167.3
Real estate	0.2	(0.3)	0.2	(0.6)
Other	2.1	2.4	4.4	4.8

Gross investment income	162.2	163.5	323.6	331.4
Investment expenses	(6.4)	(5.7)	(13.4)	(11.3)
Tax-advantaged investment operating losses	(6.0)	(3.7)	(9.8)	(6.8)

Net investment income	$149.8	$154.1	$300.4	$313.3

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In millions)
Gains:
Fixed maturity securities	$1.5	$5.0	$3.4	$7.6
Commercial mortgage loans	0.6	0.5	1.0	1.0
Real Estate Owned	0.4	0.2	1.1	0.3
Other	---	---	---	0.2

Gross capital gains	2.5	5.7	5.5	9.1

Losses:
Fixed maturity securities	(0.6)	(0.4)	(1.1)	(1.0)
Provision for commercial mortgage loan losses	(0.5)	(5.9)	(2.2)	(9.0)
Real Estate Owned	(0.8)	(0.4)	(1.7)	(1.4)
Other	(1.1)	(1.6)	(2.1)	(1.9)

Gross capital losses	(3.0)	(8.3)	(7.1)	(13.3)

Net capital losses	$(0.5)	$(2.6)	$(1.6)	$(4.2)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.3 million at June 30, 2014 and $7.4 million at December 31, 2013.

The Company is a member of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”). The Company issues collateralized funding agreements to the FHLB of Seattle and invests the cash received from advances to support various spread-based businesses and enhance its asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At June 30, 2014, the Company had $40.4 million outstanding under funding agreements with the FHLB of Seattle. The Company had no outstanding funding agreements with the FHLB of Seattle at December 31, 2013. At June 30, 2014, the Company pledged $123.0 million of commercial mortgage loans as collateral to the FHLB of Seattle for its outstanding advances. There were no assets pledged as collateral to the FLHB of Seattle at December 31, 2013.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to mitigate business risks including interest rate risk exposure. The derivative instruments used by the Company include interest rate swaps, index-based guarantees and S&P 500 Index options.

Interest Rate Swaps

In the second quarter of 2014, the Company began more extensive use of interest rate swaps to reduce risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, and to protect the value of investments held on the balance sheet. The interest rate swaps used by the Company are designed to qualify for hedge accounting. Therefore, changes in the fair value of the interest rate swaps, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, are recognized in capital gains and losses during the period of change in fair value. Valuations for interest rate swaps are sensitive to changes in the interest rate environment.

Interest income, interest expense and fees related to interest rate swaps are recorded as a component of net investment income.

Interest rate swaps are recognized as either other invested assets or other liabilities in the consolidated balance sheets and are reported at fair value. To qualify for hedge accounting, the Company formally documents the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a fair value hedge or a cash flow hedge. This is done at the inception of the hedging transaction. Included in this documentation is how the hedging instrument is expected to hedge the designated risk related to specific assets or liabilities on the balance sheet as well as a description of the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness and how this ineffectiveness will be accounted for.

A derivative instrument designated as part of a hedging relationship must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship, using qualitative and quantitative methods. Qualitative methods include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in the fair value or cash flows associated with the hedge relationship.

In the event a hedged item is disposed, the Company will terminate the related derivative instrument and recognize the gain or loss on termination in the consolidated statements of income.

Cash settlement activity of derivative contracts is reported in the consolidated statements of cash flows as a component of proceeds from or acquisition of other invested assets.

In the consolidated balance sheets, the Company offsets fair value amounts recognized for interest rate swaps executed with the same counterparty under a master netting agreement and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from those master netting agreements.

Index-based Interest Guarantees

The Company sells indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. The index-based interest guarantees do not qualify for hedge accounting. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded as interest credited. The liability represents an estimate of the cost of the options to be purchased in the future to manage the risk related to the index-based interest guarantees. The liability for index-based interest guarantees is the present value of future cash flows attributable to the projected index growth that is in excess of cash flows attributable to fixed interest rates guarantees. The excess cash flows are discounted back to the date of the balance sheet using current market indicators for future interest rates and option costs. Cash flows depend on actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based interest guarantees.

S&P 500 Index Options

The Company purchases S&P 500 Index options for its interest crediting strategy used in its indexed annuity product. The S&P 500 Index options do not qualify for hedge accounting. The S&P 500 Index options are purchased from investment banks and are selected in a manner that supports the amount of interest that is expected to be credited in the current year to annuity policyholder accounts that are dependent on the performance of the S&P 500 Index. The purchase of S&P 500 Index options is a pivotal part of the Company’s risk management strategy for indexed annuity products. The S&P 500 Index options are exclusively used for risk management. While valuations of the S&P 500 Index options are sensitive to a number of variables, valuations for S&P 500 Index options purchased are most sensitive to changes in the S&P 500 Index value and the implied volatilities of this index. Changes in fair value of the S&P 500 Index options are recorded to net investment income. The Company generally purchases two S&P 500 Index option contracts per month, which have expiry dates of one year from the date of purchase.

Option premiums paid for the Company’s index option contracts were $2.3 million and $2.7 million for the second quarters of 2014 and 2013, respectively, and $4.1 million and $4.6 million for the first six months of 2014 and 2013, respectively. The Company received $5.7 million and $5.5 million for options exercised for the second quarters of 2014 and 2013, respectively, and $9.9 million and $9.4 million for the first six months of 2014 and 2013, respectively.

The following table sets forth the gross notional amount and the fair value of the Company’s derivative assets and liabilities:

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount		Fair Value

	(In millions)

Qualifying Fair Value Hedging Instruments
Liabilities:
Other liabilities:
Interest rate swaps	$350.0	$1.6	$	---	$	---

Non-Qualifying Hedging Instruments
Assets:
Other invested assets:
S&P 500 Index options	355.1	14.4		350.5		15.8

Liabilities:
Other policyholder funds:
Index-based interest guarantees	---(1)	68.3		---(1)		67.6

(1)	The underlying factors for index-based guarantees vary by contract and other criteria, such as floors and ceilings on rates and future payouts.

The following table sets forth the gross amounts of derivative instruments recorded on the balance sheet and the collateral pledged related to the derivative instruments:

	June 30, 2014	December 31, 2013

	(In millions)

Offsetting of Interest Rate Swaps
Interest rate swaps, liabilities	$(1.8)	$	---
Interest rate swaps, assets	0.2		---

Net interest rate swaps	(1.6)		---
Accrued interest payable	(0.7)		---
Collateral pledged	7.5		---

Net amount	$5.2	$	---

The following table sets forth the amount of gains or losses recognized in the consolidated statements of income from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014	2013

	(In millions)

Qualifying Fair Value Hedging Instruments

Net capital losses:
Interest rate swaps		$(1.6)	$	---	$(1.6)	$	---

Non-Qualifying Hedging Instruments

Net investment income:
S&P 500 Index options		2.4		1.2	4.4		7.2

Interest credited:
Index-based interest guarantees		(0.8)		1.7	(4.0)		(4.5)

Net gains (losses)	$	---		$2.9	$(1.2)		$2.7

Fluctuations in the fair value of the interest rate swaps are driven by changes in the interest rate environment. Fluctuations in the fair value of the S&P 500 Index options are related to the volatility of the S&P 500 Index. Changes in fair value of the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to changes in the interest rate environment.

As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, a process known as “unlocking”, interest credited decreased $1.3 million for the second quarter and first six months of 2014 and $1.4 million for the second quarter and first six months of 2013.

The ineffective portion of derivatives accounted for using hedge accounting was not material to the results of operations of the Company for the second quarters of 2014 and 2013 and for the first six months of 2014 and 2013.

Counterparty Credit Risk

Interest rate swaps

The Company uses a central counterparty (“CCP”) to clear all of its interest rate swaps and has a master agreement with the CCP. The master agreement allows the Company to net payments and receipts for interest rate swaps cleared through the CCP. By using the master agreement, the Company is only exposed to the default of the CCP. Transactions with the CCP require the Company to pledge initial and variation margin collateral. The Company has pledged cash as collateral to the CCP. The Company maintains beneficial ownership of the collateral, which is classified as cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2014.

S&P 500 Index options

The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of 3.7% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s S&P 500 Index options and its maximum credit risk exposure related to these instruments:

	June 30, 2014
	Assets at Fair Value	Maximum Credit Risk

	(In millions)
Counterparty:
The Bank of New York Mellon	$10.7	$13.7
Goldman Sachs	3.7	5.0

Total	$14.4	$18.7

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013

	(In millions)
Carrying value at beginning of period:
DAC	$319.1	$284.9
VOBA	20.1	23.4
Other intangible assets	32.1	38.2

Total balance at beginning of period	371.3	346.5

Deferred or acquired during period:
DAC	36.7	76.9

Total deferred or acquired during period	36.7	76.9

Amortized during period:
DAC	(36.0)	(42.7)
VOBA	(1.1)	(3.3)
Other intangible assets	(2.9)	(6.1)

Total amortized during period	(40.0)	(52.1)

Carrying value at end of period, net:
DAC	319.8	319.1
VOBA	19.0	20.1
Other intangible assets	29.2	32.1

Total carrying value at end of period, net	$368.0	$371.3

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $69.8 million and $68.7 million at June 30, 2014 and December 31, 2013, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$73.7	23.0%	$80.1	25.1%
VOBA	4.0	21.1	4.3	21.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In millions)
Decrease to DAC and VOBA	$0.7	$1.2	$0.8	$1.2

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 6.6 years. The marketing agreement that accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $45.5 million and $42.6 million at June 30, 2014 and December 31, 2013, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2014 and for each of the next five years:

Amount

(In millions)

2014	$3.9
2015	6.9
2016	5.6
2017	4.2
2018	4.2
2019	4.0

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at June 30, 2014. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

Senior Unsecured Revolving Credit Facility (“Facility”) Contingencies

The Company maintains a $250 million Facility. Upon the request of StanCorp and with the consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2018. The Company expects to use the Facility for working capital, general corporate purposes and for the issuance of letters of credit.

Under the agreement, the Company is subject to two financial covenants, which are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At June 30, 2014, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Other Financing Obligations

The Company has $250 million of 5.00% 10-year senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

The Company has $252.9 million of 6.90% junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067 and is non-callable prior to June 1, 2017. In the first quarter of 2014, the Company repurchased $47.1 million in principal amount of Subordinated Debt. Interest is payable semi-annually on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. The Company is currently not deferring interest on the Subordinated Debt.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2014, the Company had outstanding commitments to fund commercial mortgage loans totaling $196.8 million, with fixed interest rates ranging from 4.00% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower failing to deliver the required items by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

11.	ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The main objective of ASU No. 2014-01 is to provide guidance on accounting for investments in affordable housing projects that qualify for low income housing tax credits. Under this guidance, entities could make a policy election to account for qualified affordable housing projects under the proportionate amortization method (“PAM”) of accounting. Under PAM, the cost of low income housing tax credit investments is amortized in each period as a proportion of the tax credits and benefits of tax losses received in that period and allows the benefits from tax losses on the asset, the losses that reduce the asset balance of the investment and the tax credits to be recorded in the income tax expense line on the consolidated statements of income.

ASU No. 2014-01 is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company currently invests in affordable housing projects that qualify for low income housing tax credits and is assessing the impact of accounting for these investments under the PAM.

ASU No. 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The main objective of ASU No. 2014-09 is to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU does not apply to insurance contracts, financial instruments, and various other topics with the FASB Accounting Standards Codification. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

ASU No. 2014-09 is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. The Company’s revenue is primarily from insurance contracts and financial instruments, therefore, the Company does not expect this ASU to have a material effect on its results of operations.

12.	INCOME TAXES

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income, tax credits and because of the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Combined federal and state effective income tax rates	18.3%	26.5%	21.2%	24.7%

The decreases in the effective tax rates for the second quarter and first six months of 2014 compared to the same periods of 2013 were primarily due to lower taxable income relative to permanent book-to-tax differences for the second quarter of 2014, along with a higher utilization of tax credits due to purchases of tax-advantaged investments during the first six months of 2014.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

	Net Unrealized Gains (Losses) on Fixed Maturity Securities Available-for-Sale	Employee Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)

	(In millions)

Balance, January 1, 2013	$383.0	$(73.7)	$309.3

Other comprehensive (loss) income, net of tax before reclassification adjustment(1)	(205.3)	41.2	(164.1)
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(4.5)	(6.0)	(10.5)

Net other comprehensive (loss) income, net of tax	(209.8)	35.2	(174.6)

Balance, December 31, 2013	173.2	(38.5)	134.7

Other comprehensive income (loss), net of tax before reclassification adjustment(3)	92.3	(0.4)	91.9
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax(4)	(1.5)	0.8	(0.7)

Net other comprehensive income, net of tax	90.8	0.4	91.2

Balance, June 30, 2014	$264.0	$(38.1)	$225.9

(1)	Net of tax benefit of $111.1 million for net unrealized losses on fixed maturity securities and net of tax expense of $22.2 million for employee benefits.
(2)	Net of tax benefits of $3.1 million for net unrealized gains on fixed maturity securities and $3.2 million for employee benefits, respectively.
(3)	Net of tax expense of $47.2 million for net unrealized gains on fixed maturity securities and net of tax benefit of $0.3 million for employee benefits.
(4)	Net of tax benefit of $0.8 million for net unrealized gains on fixed maturity securities and net of tax expense of $0.5 million for employee benefits.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Dollars in millions—except share data)

Net income	$41.9	$57.7	$92.0	$104.5
After-tax net capital losses	(0.3)	(1.6)	(1.0)	(2.6)

Net income excluding after-tax net capital losses	$42.2	$59.3	$93.0	$107.1

Net capital losses	$(0.5)	$(2.6)	$(1.6)	$(4.2)
Tax benefit on net capital losses	(0.2)	(1.0)	(0.6)	(1.6)

After-tax net capital losses	$(0.3)	$(1.6)	$(1.0)	$(2.6)

Net income per diluted common share:
Net income	$0.96	$1.30	$2.09	$2.35
After-tax net capital losses	(0.01)	(0.04)	(0.02)	(0.06)

Net income excluding after-tax net capital losses	$0.97	$1.34	$2.11	$2.41

Shareholders’ equity	$2,261.9	$2,077.0	$2,261.9	$2,077.0
Accumulated other comprehensive income	225.9	127.3	225.9	127.3

Shareholders’ equity excluding accumulated other comprehensive income	$2,036.0	$1,949.7	$2,036.0	$1,949.7

Diluted weighted-average common shares outstanding	43,710,063	44,398,120	44,027,747	44,445,155

Net income excluding after-tax net capital losses was $0.97 per diluted share for the second quarter of 2014, compared to $1.34 per diluted share for the second quarter of 2013. Operating expenses for the second quarter of 2013 reflected savings of $10.3 million or $0.15 per diluted share due to an amendment of our postretirement medical plan that did not recur for the second quarter of 2014. Excluding the operating expense savings for the second quarter of 2013, the decrease in net income was primarily due to less favorable claims experience in Employee Benefits and Individual Disability for the second quarter of 2014, partially offset by a lower effective income tax rate.

Net income excluding after-tax net capital losses was $2.11 per diluted share for the first six months of 2014, compared to $2.41 per diluted share for the first six months of 2013. The decrease was primarily due to lower operating expenses for the first six months of 2013, which reflected savings of $20.6 million or $0.30 per diluted share due to an amendment of the postretirement medical plan that did not recur for the first six months of 2014.

Primary Drivers of Second Quarter and First Six Months of 2014 results

Employee Benefits premiums decreased 4.0% to $467.3 million for the second quarter of 2014 from $487.0 million for the second quarter of 2013. Employee Benefits premiums decreased 4.8% to $926.7 million for the first six months of 2014 from $973.2 million for the first six months of 2013. The decreases for the second quarter and the first six months of 2014 were primarily due to lower Employee Benefits sales for 2013 and the first six months of 2014 compared to prior periods. The decline in sales for the second quarter and first six months of 2014 reflects our pricing discipline in a very price sensitive group insurance market, with fewer attractive large group insurance cases coming to market. The benefit ratio for Employee Benefits was 82.0% for the second quarter of 2014, compared to 80.4% for the second quarter of 2013. The increase in the benefit ratio for the second quarter of 2014 was primarily due to less favorable claims experience for our long term disability business as a result of a higher-than-normal number of large claims for the second quarter of 2014 and was partially offset by a 25 basis point increase in the discount rate when compared to the prior period. The less favorable claims experience for the second quarter of 2014 was primarily limited to a single month in the quarter. The benefit ratio for Employee Benefits was 81.4% for the first six months of 2014, compared to 82.1% for the first six months of 2013. The decrease in the benefit ratio was primarily due to more favorable claims experience for the first six months of 2014 compared to the first six months of 2013.

Individual Disability premiums were $48.9 million for the second quarter of 2014, compared to $46.7 million for the second quarter of 2013. Individual Disability premiums were $97.0 million for the first six months of 2014, compared to $93.7 million for the first six months of 2013. The Individual Disability benefit ratio was 79.3% for the second quarter of 2014, compared to 63.4% for the second quarter of 2013 and was 66.8% for the first six months of 2014, compared to 62.6% for the first six months of 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis.

Asset Management reported income before income taxes of $22.0 million for the second quarter of 2014, compared to $20.7 million for the second quarter of 2013 and $38.4 million for the first six months of 2014, compared to $37.9 million for the first six months of 2013. The increases were primarily due to higher administrative fees as a result of the increase in assets under administration, reflecting higher equity values and positive cash flows for retirement plan assets under administration.

We also deployed approximately $133 million of capital through the repurchase of shares and debt for the first six months of 2014, while maintaining a strong balance sheet and growing book value per share, excluding AOCI, by 7.3% over the past 12 months.

For a discussion of our consolidated results of operations and business segment results, see “Consolidated Results of Operations.”

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining the reserves for future policy benefits and claims, investment valuations, deferred acquisition costs (“DAC’), value of business acquired (“VOBA”) and other intangible assets, pension and postretirement benefit plans and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. These estimates have a material effect on our results of operations and financial condition.

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

We maintain an internally identified list of fixed maturity securities with characteristics that could indicate potential impairment (“watch list”). At June 30, 2014, our fixed maturity securities watch list totaled $1.6 million at both fair value and amortized cost after OTTI. We recorded $0.1 million of OTTI related to credit loss due to impairments for both the second quarter and the first six months of 2014, compared to credit losses of $0.3 million and $0.6 million of OTTI for the second quarter and the first six months of 2013, respectively. We recorded no OTTI related to noncredit loss for the second quarter and the first six months of 2014 and 2013. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Commercial Mortgage Loans

The carrying value of commercial mortgage loans represents the outstanding principal balance less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, debt coverage ratios, loan to value ratios, actual loan loss experience and individual loan analysis. An impaired commercial mortgage loan is a loan where we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. In addition, for impaired commercial mortgage loans, we evaluate the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur, the loan-to-value ratio and other quantitative information we have concerning the loan. Negotiated reductions of principal are generally written off against the allowance, and recoveries, if any, are credited to the allowance. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

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

Total real estate was $49.2 million at June 30, 2014, compared to $65.7 million at December 31, 2013. The $16.5 million decrease in total real estate for the first six months of 2014 was primarily due to the sale of Real Estate Owned.

Other Invested Assets

Other invested assets include tax-advantaged investments, derivative financial instruments, policy loans and common stock. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged Investments

Tax-advantaged investments are accounted for under the equity method of accounting. These investments are structured as limited partnerships for the purpose of investing in the construction and rehabilitation of low-income housing and projects that benefit low income communities, and to provide favorable returns to investors. We have purchased tax-advantaged investments opportunistically due to the higher risk-adjusted returns. The primary sources of investment return are tax credits and the tax benefits derived from operating losses, both of which may exhibit variability over the life of the investment. Tax credits received from these investments are reported in our consolidated statements of income as either a reduction of state premium taxes, or a reduction of income tax based on the nature of the credit. Our share of the operating losses of the limited partnerships decreases the basis in the investments and is reported as a component of net investment income. If the net present value of expected future cash flows of the tax-advantaged investments is less than the current book value of the investments, we evaluate whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss.

Derivative Instruments

Interest rate swaps are recognized as either other invested assets or other liabilities in our consolidated balance sheets and are reported at fair value. The accounting for an interest rate swap depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify for hedge accounting, we formally document at the inception of the hedging transaction, the risk management objective and strategy for undertaking the hedging transaction, as well as the designation of the hedge as either a fair value hedge or a cash flow hedge. Included in this documentation is how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities on our balance sheets as well as a description of the method that will be used to retrospectively and prospectively assess the interest rate swap’s effectiveness, the method that will be used to measure ineffectiveness and how this ineffectiveness will be accounted for.

An interest rate swap designated as part of a hedging relationship must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship, using qualitative and quantitative methods. Qualitative methods include comparison of critical terms of the interest rate swap to the hedged item. Quantitative methods include regression or other statistical analysis of changes in the fair value or cash flows associated with the hedge relationship.

Changes in the fair value of an interest rate swap designated as a fair value hedge, including amounts measured as ineffective, and changes in the fair value of the hedged item, are recognized in the consolidated statements of income as a component of capital gains and losses. The gain or loss on the termination of a fair value hedge is recognized in the consolidated statements of income as a component of net capital gains and losses during the period in which the termination occurs. When interest rate swaps are used in hedge accounting relationships, periodic settlements are recorded in net investment income.

The gain or loss on the termination of an ineffective fair value hedge is reported in the consolidated statements of income as a component of net capital gains or loses. Additionally, when a hedged item is disposed, we will terminate the related derivative instrument and recognize the gain or loss on termination in the consolidated statements of income as a component of net capital gains or losses.

For a derivative instrument not designated as part of a hedging relationship, such as our S&P 500 Index options, changes in the fair value of the derivative instrument, together with the payment of periodic fees, if applicable, are reported as a component of net investment income.

Cash settlement activity of derivative instrument contracts is reported in the consolidated statements of cash flows as a component of proceeds from or acquisition of other investments.

In the consolidated balance sheets, we offset fair value amounts recognized for derivatives executed with the same counterparty under a master netting agreement and fair value amounts recognized for the right to reclaim cash collateral or the obligation to pledge cash collateral arising from those master netting agreements. See Item 1—“Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

Policy Loans

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Common Stock

In November 2013, we became a member of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”) and purchased the required common stock for membership. The common stock in FHLB of Seattle we hold, relating to our membership and activity in the FHLB of Seattle, is carried at par value and accounted for under the cost method. We periodically evaluate FHLB of Seattle common stock for OTTI. Our determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	June 30, 2014	December 31, 2013	Percent Change

	(Dollars in millions)

DAC	$319.8	$319.1	0.2%
VOBA	19.0	20.1	(5.5)
Other intangible assets	29.2	32.1	(9.0)

Total DAC, VOBA and other intangible assets	$368.0	$371.3	(0.9)

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $69.8 million and $68.7 million at June 30, 2014 and December 31, 2013, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent

	(Dollars in millions)

DAC	$73.7	23.0%	$80.1	25.1%
VOBA	4.0	21.1	4.3	21.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The impact of unlocking in prior periods on DAC and VOBA balances was a decrease of $0.7 million and $1.2 million for the second quarters of 2014 and 2013, respectively. The impact of unlocking in prior periods on DAC and VOBA balances was a decrease of $0.8 million and $1.2 million for the first six months of 2014 and 2013, respectively.

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 6.6 years. The marketing agreement accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $45.5 million and $42.6 million at June 30, 2014 and December 31, 2013, respectively.

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

The following table sets forth total reserve balances by reserve type:

	June 30, 2014	December 31, 2013

	(In millions)
Reserves:
Policy reserves	$1,073.2	$1,073.3
Claim reserves	4,782.5	4,773.6

Total reserves	$5,855.7	$5,846.9

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

The following table sets forth total reserve balances by calculation methodology:

	June 30, 2014	Percent of Total	December 31, 2013	Percent of Total

	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,201.6	88.8%	$5,180.9	88.6%
Reserves determined by internally-developed formulas	640.8	11.0	650.5	11.1
Reserves based on subjective judgment	13.3	0.2	15.5	0.3

Total reserves	$5,855.7	100.0%	$5,846.9	100.0%

Policy Reserves

Policy reserves include reserves established for individual disability insurance, individual and group immediate annuity businesses and individual life insurance. Policy reserves are calculated using our best estimates of assumptions and considerations at the time the policy was issued, which includes an adjustment for the effect of adverse deviations in actual experience. These assumptions may need to be subsequently modified if policy reserves are projected to be inadequate. We maintain a policy reserve for as long as a policy is in-force, even after a separate claim reserve is established.

The following table sets forth policy reserves by block of business:

	June 30, 2014	December 31, 2013

	(In millions)
Policy reserves:
Individual disability insurance	$256.8	$249.7
Individual and group immediate annuity businesses	219.9	220.0
Individual life insurance	596.5	603.6

Total policy reserves	$1,073.2	$1,073.3

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

The following table sets forth total claim reserves by block of business:

	June 30, 2014	December 31, 2013

	(In millions)
Claim reserves:
Group disability insurance	$3,230.7	$3,234.7
Individual disability insurance	807.7	787.2
Group life insurance	744.1	751.7

Total claim reserves	$4,782.5	$4,773.6

Group and individual disability insurance

Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.

•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

The discount rate used for newly incurred long term disability claim reserves and life waiver reserves was 4.00%, 3.75% and 3.75% at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

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

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the second quarter of 2014 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long term trends compared to reserving assumptions for our group long term disability insurance, we did not adjust our IBNR claims reserves for the second quarter of 2014.

We monitor the adequacy of our reserves relative to our key assumptions. In our estimation, scenarios based on reasonably possible variations in claim termination assumptions could produce a percentage change in reserves for our Employee Benefits lines of business of approximately +/- 0.2% or $8 million. However, given that claims experience can fluctuate widely from quarter to quarter, significant unanticipated changes in claim termination rates over time could produce a change in reserves for our Employee Benefits lines outside of this range.

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

For the postretirement benefit plan, the expected long term rate of return on assets was developed by considering the historical returns and the future expectations for returns, as well as the target asset allocation. In addition, the assumption for the health care cost trend rates also affect expenses and liabilities for the postretirement benefit plan. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

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

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income, tax credits and because of the inclusion of state and local income taxes, net of the federal tax benefit. In addition, tax credits received due to the purchases of tax-advantaged investments can also impact our federal tax rate. See Footnote 12, “Income Taxes.”

Management is required to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions, as determined and measured by this interpretation, cannot be recognized in our financial statements.

We record interest paid on income tax liabilities as interest expense. Income tax penalties incurred are recorded as an operating expense. Currently, the years 2010 through 2013 are open for audit by the IRS.

BASIS OF PRESENTATION

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in Insurance Services and administrative fee and net investment income growth in Asset Management have been the primary drivers of consolidated revenue growth.

Premiums

Premiums for Insurance Services are the primary driver of consolidated premiums and are affected by sales, persistency, organic growth in Employee Benefits and Experience Rated Refunds (“ERRs”). Organic growth in Employee Benefits is derived from existing policyholders’ employment and wage growth. ERRs represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provide for additional premiums to be paid when claims experience is less favorable than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

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

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, portfolio yields, fluctuations in the change in fair value of our Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) related to our equity indexed annuity product, commercial mortgage loan prepayment fee revenues, bond call premiums on fixed maturity securities and operating losses related to our tax-advantaged investments.

Net Capital Gains and Losses

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, OTTI of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, losses recognized due to impairment of real estate and impairments of other invested assets.

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

Consolidated Results of Operations

The following table sets forth our consolidated results of operations and key indicators:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

	(Dollars in millions—except per share data)
Revenues:
Premiums	$519.2	$535.1	(3.0)%	$1,029.3	$1,071.3	(3.9)%
Administrative fees	32.6	30.4	7.2	64.2	59.1	8.6
Net investment income	149.8	154.1	(2.8)	300.4	313.3	(4.1)
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.1)	(0.3)	(66.7)	(0.1)	(0.6)	(83.3)
All other net capital losses	(0.4)	(2.3)	(82.6)	(1.5)	(3.6)	(58.3)

Total net capital losses	(0.5)	(2.6)	(80.8)	(1.6)	(4.2)	(61.9)

Total revenues	701.1	717.0	(2.2)	1,392.3	1,439.5	(3.3)

Benefits and expenses:
Benefits to policyholders	426.2	424.1	0.5	827.3	865.9	(4.5)
Interest credited	40.6	40.3	0.7	84.1	86.9	(3.2)
Operating expenses	115.3	104.4	10.4	228.4	209.5	9.0
Commissions and bonuses	49.7	50.8	(2.2)	101.5	104.6	(3.0)
Premium taxes	8.1	9.1	(11.0)	17.2	18.6	(7.5)
Interest expense	7.9	8.6	(8.1)	16.3	17.1	(4.7)
Net decrease (increase) in DAC, VOBA and other intangible assets	2.0	1.2	66.7	0.8	(1.9)	(142.1)

Total benefits and expenses	649.8	638.5	1.8	1,275.6	1,300.7	(1.9)

Income before income taxes	51.3	78.5	(34.6)	116.7	138.8	(15.9)
Income taxes	9.4	20.8	(54.8)	24.7	34.3	(28.0)

Net income	$41.9	$57.7	(27.4)	$92.0	$104.5	(12.0)

Net Income per common share:
Basic	$0.97	$1.30	$(0.33)	$2.11	$2.36	$(0.25)
Diluted	0.96	1.30	(0.34)	2.09	2.35	(0.26)

Weighted-average common shares outstanding:
Basic	43,311,156	44,257,095	(2.1)%	43,602,275	44,341,158	(1.7)%
Diluted	43,710,063	44,398,120	(1.5)	44,027,747	44,445,155	(0.9)

Key indicators:
Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	82.0%	80.4%		81.4%	82.1%
Individual Disability	79.3	63.4		66.8	62.6
Total assets under administration	$26,028.5	$22,831.9	14.0%	$26,028.5	$22,831.9	14.0%

Consolidated portfolio yields:
Fixed maturity securities	4.15%	4.51%		4.15%	4.51%
Commercial mortgage loans	5.72	5.96		5.72	5.96
Combined federal and state effective income tax rate	18.3	26.5		21.2	24.7

Second Quarter of 2014 Compared to Second Quarter of 2013

Net income for the second quarter of 2014 was $41.9 million, compared to $57.7 million for the second quarter of 2013. Operating expenses for the second quarter of 2013 reflected savings of $10.3 million due to an amendment of our postretirement medical plan that did not recur for the second quarter of 2014. Excluding the operating expense savings for the second quarter of 2013, the decrease in net income was primarily due to less favorable claims experience in the Employee Benefits and Individual Disability segments, partially offset by a lower effective income tax rate.

Revenues

The decrease in revenues for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower Employee Benefits premiums and a decrease in net investment income. The decrease was partially offset by an increase in Individual Disability premiums and an increase in Asset Management revenues. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Premiums

The decrease in premiums for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower Employee Benefits premiums as a result of lower Employee Benefits sales for 2013 and the first six months of 2014 compared to prior periods. The decline in sales for the second quarter and first six months of 2014 reflects our pricing discipline in a very price sensitive group insurance market, with fewer attractive large group insurance cases coming to market. The decrease was partially offset by an increase in premiums in Individual Disability and Asset Management. See “Business Segments—Insurance Services and “Business Segments—Asset Management.”

Administrative Fees

The increase in administrative fees for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the increase in administrative fees from Asset Management as a result of an increase in assets under administration. The increase in assets under administration was primarily related to higher equity values and positive cash flows for retirement plan assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The decrease in net investment income for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans, and an increase in operating losses on tax-advantaged investments. Operating losses on tax-advantaged investments reduced net investment income by $6.0 million for the second quarter of 2014, compared to $3.7 million for the second quarter of 2013. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Net Capital Losses

The decrease in net capital losses for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decrease in the provision to our commercial mortgage loan loss allowance. This was partially offset by lower net capital gains related to the sale of certain fixed maturity securities. See “Business Segments—Other.”

Benefits to Policyholders

The increase in benefits to policyholders for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to less favorable claims experience in Employee Benefits and Individual Disability. The benefit ratio for Individual Disability was 79.3% for the second quarter of 2014, compared to 63.4% for the second quarter of 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis. The increase in the Employee Benefits benefit ratio for the second quarter of 2014 was primarily due to less favorable claims experience for the long term disability business as a result of a higher-than-normal number of large claims for the second quarter of 2014. The less favorable claims experience for the second quarter of 2014 was primarily limited to a single month in the quarter. This was partially offset by a 25 basis point increase in the discount rate used for newly established, long term disability claim reserves. See “Business Segments—Insurance Services.”

Interest Credited

The increase in interest credited for the second quarter of 2014 compared to the second quarter of 2013 was due to growth in our retirement plan general account assets under administration. In addition, the change in fair value of the index-based guarantees increased interest credited by $0.8 million for the second quarter of 2014, compared to a decrease of $1.7 million for the second quarter of 2013. The increase was partially offset by a decrease in the average interest-crediting rate for our annuity products. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to expense management actions taken in the second quarter of 2013. Operating expenses were reduced by $10.3 million for the second quarter of 2013 due to an amendment of our postretirement medical plan, which did not recur in the second quarter of 2014. See “Business Segments—Other.”

Commissions and Bonuses

The decrease in commissions and bonuses for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decline in Employee Benefits premiums and sales. See “Business Segments—Insurance Services.”

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decrease in deferrals for individual annuities, which was primarily due to lower commissions.

Income Taxes

The decrease in the effective income tax rate for the second quarter of 2014 compared to the second quarter of 2013 was due to lower taxable income relative to permanent book-to-tax differences for the second quarter of 2014, along with a higher utilization of tax credits due to the purchases of tax-advantaged investments during the first six months of 2014. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes” for more information.

First Six Months of 2014 Compared to First Six Months of 2013

Net income for the first six months of 2014 was $92.0 million, compared to $104.5 million for the first six months of 2013. Operating expenses for the first six months of 2013 reflected savings of $20.6 million due to an amendment of our postretirement medical plan that did not recur for the first six months of 2014.

Revenues

The decrease in revenues for the first six months of 2014 compared to the first six months of 2013 was primarily due to lower Employee Benefits premiums and a decrease in net investment income. The decrease was partially offset by an increase in Individual Disability premiums and an increase in Asset Management revenues. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Premiums

The decrease in premiums for the first six months of 2014 compared to the first six months of 2013 was primarily due to lower Employee Benefits premiums as a result of lower Employee Benefits sales for 2013 and the first six months of 2014 compared to prior periods. The decline in sales for the second quarter and first six months of 2014 reflects our pricing discipline in a very price sensitive group insurance market, with fewer attractive large group insurance cases coming to market. The decrease was partially offset by an increase in Individual Disability premiums in the first six months of 2014 compared to the first six months of 2013. See “Business Segments—Insurance Services.”

Administrative Fees

The increase in administrative fees for the first six months of 2014 compared to the first six months of 2013 was primarily due to the increase in administrative fees from Asset Management as a result of an increase in assets under administration. The increase in assets under administration was primarily related to higher equity values and positive cash flows for retirement plan assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The decrease in net investment income for the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans and an increase in operating losses on tax-advantaged investments. Operating losses on tax-advantaged investments were $9.8 million for the first six months of 2014 compared to $6.8 million for the first six months of 2013. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Net Capital Losses

The decrease in net capital losses for the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in the provision to our commercial mortgage loan loss allowance. This was partially offset by lower net capital gains related to the sale of certain fixed maturity securities. See “Business Segments—Other.”

Benefits to Policyholders

The decrease in benefits to policyholders for the first six months of 2014 compared to the first six months of 2013 was primarily due to more favorable claims experience in Employee Benefits and a 25 basis point increase in the discount rate used for newly established long term disability claim reserves. The benefit ratio for Employee Benefits, measured as benefits to policyholders and interest credited as a percentage of premiums, was 81.4% for the first six months of 2014, compared to 82.1% for the first six months of 2013. Partially offsetting the decrease was less favorable claims experience in Individual Disability for the first six months of 2014 compared to the first six months of 2013. The benefit ratio for Individual Disability was 66.8% for the first six months of 2014, compared to 62.6% for the first six months of 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis. See “Business Segments—Insurance Services.”

Interest Credited

The decrease in interest credited for the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in the average interest-crediting rate for our annuity products. The decrease was partially offset by growth in our retirement plan general account assets under administration. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for the first six months of 2014 compared to the first six months of 2013 was primarily due to expense management actions taken in the first six months of 2013. Operating expenses were reduced by $20.6 million for the first six months of 2013 due to an amendment of our postretirement medical plan, which did not reoccur in the first six months of 2014. See “Business Segments—Other.”

Commissions and Bonuses

The decrease in commissions and bonuses for the first six months of 2014 compared to the first six months of 2013 was primarily due to a decline in Employee Benefits premiums and sales. See “Business Segments—Insurance Services.”

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in deferrals for individual annuities, which was primarily due to lower commissions and an increase in amortization for individual annuities.

Income Taxes

The decrease in the effective income tax rate for the first six months of 2014 compared to the first six months of 2013 was primarily due to lower taxable income relative to permanent book-to-tax differences for the first six months of 2014, along with a higher utilization of tax credits from the purchases of tax-advantaged investments during the first six months of 2014. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes” for more information.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee Benefits	75.8%	77.3%	76.0%	77.2%
Individual Disability	8.8	8.3	8.8	8.3

Total Insurance Services	84.6	85.6	84.8	85.5
Asset Management	15.4	14.4	15.2	14.5

Total	100.0%	100.0%	100.0%	100.0%

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments.

The following tables set forth our Insurance Services results of operations and key indicators:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

	(Dollars in millions)
Revenues:
Premiums:
Group life and AD&D	$202.9	$214.5	(5.4)%	$403.1	$429.9	(6.2)%
Group long term disability	189.4	198.0	(4.3)	378.6	398.3	(4.9)
Group short term disability	57.5	59.6	(3.5)	111.8	115.5	(3.2)
Group other	19.4	19.2	1.0	38.6	38.3	0.8
Experience rated refunds	(1.9)	(4.3)	(55.8)	(5.4)	(8.8)	(38.6)

Total Employee Benefits premiums	467.3	487.0	(4.0)	926.7	973.2	(4.8)
Individual Disability	48.9	46.7	4.7	97.0	93.7	3.5

Total premiums	516.2	533.7	(3.3)	1,023.7	1,066.9	(4.0)

Administrative fees:
Employee Benefits	4.2	3.4	23.5	8.4	6.9	21.7
Individual Disability	0.1	0.1	---	0.1	0.1	---

Total administrative fees	4.3	3.5	22.9	8.5	7.0	21.4

Net investment income:
Employee Benefits	62.1	67.0	(7.3)	124.5	135.6	(8.2)
Individual Disability	13.0	12.9	0.8	26.1	26.3	(0.8)

Total net investment income	75.1	79.9	(6.0)	150.6	161.9	(7.0)

Total revenues	595.6	617.1	(3.5)	1,182.8	1,235.8	(4.3)

Benefits and expenses:
Benefits to policyholders:
Employee Benefits	382.2	390.2	(2.1)	752.6	797.1	(5.6)
Individual Disability	38.8	29.6	31.1	64.8	58.7	10.4

Total benefits to policyholders	421.0	419.8	0.3	817.4	855.8	(4.5)

Interest credited:
Employee Benefits	1.2	1.3	(7.7)	1.9	2.2	(13.6)

Total interest credited	1.2	1.3	(7.7)	1.9	2.2	(13.6)

Operating expenses:
Employee Benefits	78.7	77.9	1.0	156.1	153.8	1.5
Individual Disability	6.8	6.4	6.2	13.6	12.6	7.9

Total operating expenses	85.5	84.3	1.4	169.7	166.4	2.0

Commissions and bonuses:
Employee Benefits	29.7	31.1	(4.5)	63.0	66.1	(4.7)
Individual Disability	11.6	11.4	1.8	22.7	22.3	1.8

Total commissions and bonuses	41.3	42.5	(2.8)	85.7	88.4	(3.1)

Premium taxes:
Employee Benefits	7.3	8.1	(9.9)	15.4	16.6	(7.2)
Individual Disability	0.8	1.0	(20.0)	1.8	2.0	(10.0)

Total premium taxes	8.1	9.1	(11.0)	17.2	18.6	(7.5)

Net (increase) decrease in DAC, VOBA and other intangible assets:
Employee Benefits	1.8	2.2	(18.2)	(0.7)	(0.7)	---
Individual Disability	(3.0)	(3.5)	(14.3)	(4.8)	(5.1)	(5.9)

Total net increase in DAC, VOBA and other intangible assets	(1.2)	(1.3)	(7.7)	(5.5)	(5.8)	(5.2)

Total benefits and expenses	555.9	555.7	---	1,086.4	1,125.6	(3.5)

Income before income taxes	$39.7	$61.4	(35.3)	$96.4	$110.2	(12.5)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

	(Dollars in millions)
Key indicators:
Annualized new sales:
Employee Benefits	$21.0	$25.2	(16.7)%	$83.5	$122.8	(32.0)%
Individual Disability	4.9	5.3	(7.5)	9.4	9.3	1.1

Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	82.0%	80.4%		81.4%	82.1%
Individual Disability	79.3	63.4		66.8	62.6

Operating expense ratio (% of premiums):
Employee Benefits	16.8	16.0		16.8	15.8
Individual Disability	13.9	13.7		14.0	13.4

Discount rate	4.00	3.75		4.00	3.75

Second Quarter of 2014 Compared to Second Quarter of 2013

Income before income taxes for Insurance Services was $39.7 million for the second quarter of 2014, compared to $61.4 million for the second quarter of 2013. The decrease in income before income taxes was primarily due to less favorable claims experience in Employee Benefits and Individual Disability, lower Employee Benefits net investment income and lower Employee Benefits premiums for the second quarter of 2014.

Premiums

The decrease in premiums for Employee Benefits for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower Employee Benefits sales for 2013 and the first six months of 2014 compared to prior periods. The decline in sales for the second quarter and first six months of 2014 reflects our pricing discipline in a very price sensitive group insurance market, with fewer attractive large group insurance cases coming to market. See “Basis of Presentation—Premiums.”

The increase in premiums for Individual Disability for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to sales of new policies.

Net Investment Income

The decrease in net investment income for Insurance Services for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans.

Benefits to Policyholders (including interest credited)

The increase in benefits to policyholders (including interest credited) for Insurance Services for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to less favorable claims experience in Individual Disability.

The benefit ratio for Individual Disability was 79.3% for the second quarter of 2014, compared to 63.4% for second quarter of 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis.

The benefit ratio for Employee Benefits was 82.0% for the second quarter of 2014, compared to 80.4% for the second quarter of 2013. The increase in the benefit ratio was primarily due to less favorable claims experience for our long term disability business as a result of a higher-than-normal number of large claims for the second quarter of 2014. The less favorable claims experience for the second quarter of 2014 was primarily limited to a single month in the quarter. The increase was partially offset by an increase of 25 basis points in the discount rate used for newly established long term disability claims reserves during the second quarter of 2014 compared to the second quarter of 2013. A 25 basis point increase or decrease in the discount rate for newly established claim reserves results in a corresponding increase or decrease in quarterly pre-tax income of approximately $2 million. The benefit ratio can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefit and Claims” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to an increase in compensation related costs and continued investment in the products we offer.

Commissions and bonuses

The decrease in commissions and bonuses for Insurance Services for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower Employee Benefits premiums and sales.

First Six Months of 2014 Compared to First Six Months of 2013

Income before income taxes for Insurance Services was $96.4 million for the first six months of 2014, compared to $110.2 million for the first six months of 2013. The decrease in income before income taxes was primarily due to a decrease in Employee Benefits premiums and lower net investment income for the first six months of 2014.

Premiums

The decrease in premiums for Employee Benefits for the first six months of 2014 compared to the first six months of 2013 was primarily due to lower Employee Benefits sales for 2013 and the first six months of 2014 compared to prior periods. The decline in sales for the second quarter and first six months of 2014 reflects our pricing discipline in a very price sensitive group insurance market, with fewer attractive large group insurance cases coming to market. See “Basis of Presentation—Premiums.”

The increase in premiums for Individual Disability for the first six months of 2014 compared to the first six months of 2013 was primarily due to sales of new policies.

Net Investment Income

The decrease in net investment income for Insurance Services for the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans.

Benefits to Policyholders (including interest credited)

The decrease in benefits to policyholders (including interest credited) for Insurance Services for the first six months of 2014 compared to the first six months of 2013 was primarily due to more favorable claims experience in Employee Benefits, partially offset by less favorable claims experience in Individual Disability.

The benefit ratio for Employee Benefits was 81.4% for the first six months of 2014, compared to 82.1% for the first six months of 2013. Contributing to the decrease in the Employee Benefits benefit ratio was an increase of 25 basis points in the discount rate used for newly established long term disability claims reserves during the first six months of 2014 compared to the first six months of 2013. A 25 basis point increase or decrease in the discount rate for newly established claim reserves results in a corresponding increase or decrease in quarterly pre-tax income of approximately $2 million. The benefit ratio can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time.

The benefit ratio for Individual Disability was 66.8% for the first six months of 2014, compared to 62.6% for first six months of 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis. See “Critical Accounting Policies and Estimates—Reserves for Future Policy and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for the first six months of 2014 compared to the first six months of 2013 was primarily due to an increase in compensation related costs and continued investment in the products we offer.

Commissions and bonuses

The decrease in commissions and bonuses for Insurance Services for the first six months of 2014 compared to the first six months of 2013 was primarily due to lower Employee Benefits premiums and sales.

Asset Management

The following table sets forth our Asset Management results of operations and key indicators:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

	(Dollars in millions)
Revenues:
Premiums:
Retirement plans	$0.1	$0.2	(50.0)%	$1.2	$1.4	(14.3)%
Individual annuities	2.9	1.2	141.7	4.4	3.0	46.7

Total premiums	3.0	1.4	114.3	5.6	4.4	27.3

Administrative fees:
Retirement plans	24.7	23.6	4.7	48.7	45.8	6.3
Other financial services businesses	8.4	7.9	6.3	16.6	15.6	6.4

Total administrative fees	33.1	31.5	5.1	65.3	61.4	6.4

Net investment income:
Retirement plans	28.8	25.0	15.2	55.8	49.2	13.4
Individual annuities	39.4	42.0	(6.2)	79.7	88.2	(9.6)
Other financial services businesses	4.0	3.7	8.1	6.2	6.6	(6.1)

Total net investment income	72.2	70.7	2.1	141.7	144.0	(1.6)

Total revenues	108.3	103.6	4.5	212.6	209.8	1.3

Benefits and expenses:
Benefits to policyholders	5.2	4.3	20.9	9.9	10.1	(2.0)
Interest credited	39.4	39.0	1.0	82.2	84.7	(3.0)
Operating expenses	30.1	28.8	4.5	60.0	57.0	5.3
Commissions and bonuses	8.4	8.3	1.2	15.8	16.2	(2.5)
Net decrease in DAC, VOBA and other intangible assets	3.2	2.5	28.0	6.3	3.9	61.5

Total benefits and expenses	86.3	82.9	4.1	174.2	171.9	1.3

Income before income taxes	$22.0	$20.7	6.3	$38.4	$37.9	1.3

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

	(Dollars in millions)
Key indicators:
Interest credited (% of net investment income):
Retirement plans	56.6%	54.4%		57.5%	54.3%
Individual annuities	58.6	60.5		62.9	65.8
Retirement plans annualized operating expenses (% of average assets under administration)	0.47%	0.53%		0.47%	0.53%
Commercial mortgage loans originated	$372.0	$364.1	2.2%	$617.1	$637.8	(3.2)%
Individual annuity sales	78.9	100.1	(21.2)	134.7	188.0	(28.4)

	June 30,
	2014	2013	Percent Change

	(Dollars in millions)
Assets under administration:
Retirement plans general account	$2,595.7	$2,116.1	22.7%
Retirement plans separate account	7,133.5	5,629.9	26.7

Total retirement plans insurance products	9,729.2	7,746.0	25.6
Retirement plans trust products	8,971.9	7,993.8	12.2
Individual annuities	3,250.4	3,307.8	(1.7)
Commercial mortgage loans for other investors	3,175.3	2,899.1	9.5
Private client wealth management	901.7	885.2	1.9

Total assets under administration	$26,028.5	$22,831.9	14.0

Second Quarter of 2014 Compared to Second Quarter of 2013

Income before income taxes for Asset Management was $22.0 million for the second quarter of 2014, compared to $20.7 million for the second quarter of 2013. The increase was primarily due to higher administrative fees as a result of an increase in assets under administration. Commercial mortgage loan prepayment fee revenues and bond call premiums added $2.7 million of income before income taxes for the second quarter of 2014 and $1.4 million for the second quarter of 2013. Income before income taxes also increased $0.7 million for the second quarter of 2014 and $1.6 million for the second quarter of 2013 as a result of the change in fair values of the hedging assets and liabilities related to our equity indexed annuity product.

Administrative Fees

The increase in administrative fees for Asset Management for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to an increase in assets under administration, primarily related to higher equity values and positive cash flow for retirement plan assets under administration. Assets under administration increased 14.0% to $26.03 billion at June 30, 2014, compared to $22.83 billion at June 30, 2013.

Net Investment Income

The increase in net investment income for Asset Management for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to higher contributions from the change in fair value of our S&P 500 Index options related to our equity indexed annuity product. The change in fair value of the S&P 500 Index options increased net investment income by $2.4 million for the second quarter of 2014, compared to an increase of $1.2 million for the second quarter of 2013. In addition, commercial mortgage loan prepayment fees and bond call premiums increased net investment income by $3.1 million for the second quarter of 2014, compared to $1.7 million for the second quarter of 2013.

Benefits to Policyholders

The increase in benefits to policyholders for Asset Management for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to an increase in premiums for single-premium life-contingent annuity products. See “Basis of Presentation—Premiums.”

Interest Credited

The increase in interest credited for Asset Management for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to growth in our retirement plan general assets under administration. In addition, the change in fair value of the index-based interest guarantees increased interest credited by $0.8 million for the second quarter of 2014, compared to a decrease of $1.7 million for the second quarter of 2013. The increase was partially offset by a decrease in the average interest-crediting rate for our annuity products.

Operating Expenses

The increase in operating expenses for Asset Management for the second quarter of 2014 compared to the second quarter of 2013 was primarily to support business growth, consistent with growth in assets under administration.

First Six Months of 2014 Compared to First Six Months of 2013

Income before income taxes for Asset Management was $38.4 million for the first six months of 2014, compared to $37.9 million for the first six months of 2013. The increase was primarily due to an increase in administrative fees due to an increase in assets under administration, partially offset by higher operating expenses and the change in fair values of the hedging assets and liabilities related to our equity indexed annuity product. Commercial mortgage loan prepayment fee revenues and bond call premiums added $4.8 million of income before income taxes for the first six months of 2014 and $2.3 million for the first six months of 2013.

Administrative Fees

The increase in administrative fees for Asset Management for the first six months of 2014 compared to the first six months of 2013 was primarily due to an increase in assets under administration, primarily reflecting higher equity values and positive cash flows for retirement plan assets under administration. Assets under administration increased 14.0% to $26.03 billion at June 30, 2014, compared to $22.83 billion at June 30, 2013.

Net Investment Income

The decrease in net investment income for Asset Management for the first six months of 2014 compared to the first six months of 2013 was primarily due to lower contributions from the change in fair value of the S&P 500 Index options related to our equity indexed annuity product and lower portfolio yields for both fixed maturity securities and commercial mortgage loans. The change in fair value of the S&P 500 Index options increased net investment income by $4.4 million for the first six months of 2014, compared to an increase of $7.2 million for the first six months of 2013.

Benefits to Policyholders

The decrease in benefits to policyholders for Asset Management for the first six months of 2014 compared to the first six months of 2013 was primarily due to favorable mortality experience in the individual annuity business. See “Basis of Presentation—Premiums.”

Interest Credited

The decrease in interest credited for Asset Management for the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in the average interest-crediting rate for our annuity products. The decrease was partially offset by growth in our retirement plan general account assets under administration.

Operating Expenses

The increase in operating expenses for Asset Management for the first six months of 2014 compared to the first six months of 2013 was primarily to support business growth, consistent with growth in assets under administration.

Other

We report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, operations of certain unallocated subsidiaries, holding company expenses, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results and key indicators for the Other category:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Dollar Change	2014	2013	Dollar Change

	(Dollars in millions)
Revenues:
Administrative fees	$(4.8)	$(4.6)	$(0.2)	$(9.6)	$(9.3)	$(0.3)
Net investment income	2.5	3.5	(1.0)	8.1	7.4	0.7
Net capital losses:
OTTI on fixed maturity securities	(0.1)	(0.3)	0.2	(0.1)	(0.6)	0.5
All other net capital losses	(0.4)	(2.3)	1.9	(1.5)	(3.6)	2.1

Total net capital losses	(0.5)	(2.6)	2.1	(1.6)	(4.2)	2.6

Total revenues	(2.8)	(3.7)	0.9	(3.1)	(6.1)	3.0

Benefits and expenses:
Operating expenses	(0.3)	(8.7)	8.4	(1.3)	(13.9)	12.6
Interest expense	7.9	8.6	(0.7)	16.3	17.1	(0.8)

Total benefits and expenses	7.6	(0.1)	7.7	15.0	3.2	11.8

Loss before income taxes	$(10.4)	$(3.6)	$(6.8)	$(18.1)	$(9.3)	$(8.8)

Key indicators:
Net capital gains (losses):
Fixed maturity securities	$0.9	$4.6	$(3.7)	$2.3	$6.6	$(4.3)
Commercial mortgage loans	0.1	(5.4)	5.5	(1.2)	(8.0)	6.8
Real Estate Owned	(0.4)	(0.2)	(0.2)	(0.6)	(1.1)	0.5
Other	(1.1)	(1.6)	0.5	(2.1)	(1.7)	(0.4)

Total net capital losses	$(0.5)	$(2.6)	$2.1	$(1.6)	$(4.2)	$2.6

Provision to our commercial mortgage loan loss allowance	$(0.5)	$(5.9)	$5.4	$(2.2)	$(9.0)	$6.8

Second Quarter of 2014 Compared to Second Quarter of 2013

The Other category reported a loss before income taxes of $10.4 million for the second quarter of 2014, compared to a loss before income taxes of $3.6 million for the second quarter of 2013. Net capital losses were $0.5 million for the second quarter of 2014, compared to $2.6 million for the second quarter of 2013. The loss before income taxes excluding net capital losses was $9.9 million for the second quarter of 2014, compared to $1.0 million for the second quarter of 2013.

Net Investment Income

The decrease in net investment income for Other for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the timing and mix of investments allocated to the Other Category. The decrease was partially offset by higher investment income from fixed maturity securities of $3.1 million for the second quarter of 2014, compared to $2.7 million for the second quarter of 2013.

Net Capital Losses

The decrease in net capital losses for Other for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decrease in the provision in our commercial mortgage loan loss allowance. These lower capital losses were partially offset by lower net capital gains related to the sale of certain fixed maturity securities.

Operating Expenses

The increase in operating expenses for Other for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the result of expense management actions taken in the second quarter of 2013 that did not recur in the second quarter of 2014. Operating expenses were reduced by $10.3 million for the second quarter of 2013 due to an amendment of our postretirement medical plan.

Interest Expense

The decrease in interest expense for Other for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the $47.1 million repurchase of junior subordinated debentures (“Subordinate Debt”) in the first quarter of 2014. We had $252.9 million of Subordinated Debt outstanding at June 30, 2014, compared to $300.0 million outstanding at June 30, 2013. See “Liquidity and Capital Resources—Financing Cash Flows.”

First Six Months of 2014 Compared to First Six Months of 2013

The Other category reported a loss before income taxes of $18.1 million for the first six months of 2014, compared to a loss before income taxes of $9.3 million for the first six months of 2013. Net capital losses were $1.6 million for the first six months of 2014, compared to $4.2 million for the first six months of 2013. The loss before income taxes excluding net capital losses was $16.5 million for the first six months of 2014, compared to $5.1 million for the first six months of 2013.

Net Investment Income

The increase in net investment income for Other for the first six months of 2014 compared to the first six months of 2013 was primarily due to investment income from fixed maturity securities of $6.8 million for the first six months of 2014, compared to $5.3 million for the first six months of 2013, which was primarily due to a larger amount of invested assets allocated to the Other category.

Net Capital Losses

The decrease in net capital losses for Other for the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in the provision in our commercial mortgage loan loss allowance. These lower capital losses were partially offset by decline in net capital gains related to the sale of certain fixed maturity securities.

Operating Expenses

The increase in operating expenses for Other for the first six months of 2014 compared to the first six months of 2013 was primarily due to the result of expense management actions taken in the first six months of 2013 that did not recur in the first six months of 2014. Operating expenses were reduced by $20.6 million for the first six months of 2013 due to an amendment of our postretirement medical plan. This reduction was partially offset by approximately $4 million of severance costs as a result of other expense management actions taken in the first six months of 2013.

Interest Expense

The decrease in interest expense for Other for the first six months of 2014 compared to the first six months of 2013 was primarily due to the $47.1 million repurchase of Subordinate Debt in the first quarter of 2014. We had $252.9 million of Subordinated Debt outstanding at June 30, 2014, compared to $300.0 million outstanding at June 30, 2013. See “Liquidity and Capital Resources—Financing Cash Flows.”

Liquidity and Capital Resources

Asset-Liability Matching and Interest Rate Risk Management

Asset-liability management is a part of our risk management structure. The risks we assume related to asset-liability mismatches vary with economic conditions. The primary sources of economic risk are interest rate related and include changes in interest rate term risk, credit risk, and liquidity risk. It is generally management’s objective to align the characteristics of assets and liabilities so that our financial obligations can be met under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in different investments to increase the likelihood of meeting our financial obligations. See “—Investing Cash Flows.”

Interest rate risk management, along with asset-liability analysis, informs us of an appropriate allocation of invested assets to mitigate our interest rate risk exposure. We also use interest rate swaps, whereby we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts as calculated by reference to an agreed notional amount, in fair value hedging relationships to reduce interest rate exposure arising from asset and liability duration mismatches. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items in light of the assets held at June 30, 2014.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 4.0%, or $297.1 million, of our fixed maturity securities portfolio at June 30, 2014. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of the commercial mortgage loan portfolio contains this type of prepayment provision. Approximately 1% of the commercial mortgage loan portfolio, without a make-whole prepayment provision, contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $173.1 million for the first six months of 2014, compared to $176.0 million for the first six months of 2013. The decrease in operating cash flows for the first six months of 2014 compared to the same period in 2013 was primarily due to an increase in future policy benefits and claims, due to changes in reserve requirements and a decrease in net income. This was partially offset by an increase in other assets and liabilities, mainly attributable to timing differences. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds of investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $344.0 million and $348.3 million for the first six months of 2014 and 2013, respectively. The decrease in net cash used in investing activities for the first six months of 2014 compared to the first six months of 2013 was primarily due to higher proceeds from the sale or repayment of commercial mortgage loans, net of acquisitions and originations of commercial mortgage loans. The decrease was partially offset by lower proceeds from fixed maturity securities and an increase in the acquisition of other invested assets for the first six months of 2014 compared to the first six months of 2013.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At June 30, 2014, total cash and investments consisted of 55.3% fixed maturity securities, 40.4% commercial mortgage loans, 2.5% of other invested assets and real estate and 1.8% cash and cash equivalents.

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

Our fixed maturity securities portfolio generates unrealized gains or losses resulting from market interest rates that are lower or higher relative to our book yield at the reporting date. In addition, changes in the spread between the risk-free rate and market rates for any given issuer can fluctuate based on the demand for the instrument, the near term prospects of the issuer and the overall economic climate.

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$423.4	$23.5	$(1.7)	$445.2
Capital goods	848.3	45.8	(3.9)	890.2
Communications	321.5	23.6	(1.0)	344.1
Consumer cyclical	544.9	28.6	(1.4)	572.1
Consumer non cyclical	927.0	74.5	(2.0)	999.5
Energy	537.5	35.6	(1.9)	571.2
Finance	1,765.1	90.9	(5.0)	1,851.0
Utilities	897.9	77.4	(2.9)	972.4
Transportation and other	283.4	17.6	(0.6)	300.4

Total corporate bonds	6,549.0	417.5	(20.4)	6,946.1
U.S. government and agency bonds	279.2	37.8	(0.1)	316.9
U.S. state and political subdivision bonds	129.5	10.7	(0.4)	139.8
Foreign government bonds	58.7	6.9	---	65.6

Total fixed maturity securities	$7,016.4	$472.9	$(20.9)	$7,468.4

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$406.4	$18.4	$(7.9)	$416.9
Capital goods	797.6	38.9	(12.3)	824.2
Communications	335.3	18.6	(4.0)	349.9
Consumer cyclical	511.9	22.9	(5.9)	528.9
Consumer non cyclical	880.2	63.0	(5.8)	937.4
Energy	482.5	30.4	(7.1)	505.8
Finance	1,670.3	75.4	(20.1)	1,725.6
Utilities	900.9	58.1	(10.3)	948.7
Transportation and other	297.0	13.9	(2.6)	308.3

Total corporate bonds	6,282.1	339.6	(76.0)	6,545.7
U.S. government and agency bonds	320.8	32.8	(0.4)	353.2
U.S. state and political subdivision bonds	134.3	6.8	(0.8)	140.3
Foreign government bonds	58.9	6.6	---	65.5
S&P 500 Index Options	15.8	---	---	15.8

Total fixed maturity securities	$6,811.9	$385.8	$(77.2)	$7,120.5

The following table sets forth key indicators of our fixed maturity securities portfolio:

	June 30, 2014	December 31, 2013	Change

	(Dollars in millions)

Fixed maturity securities	$7,468.4	$7,120.5	4.9%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	6.0%	5.6%
Managed by a third party	$395.2	$362.4	9.1%

Fixed maturity securities on our watch list:
Fair value	$1.6	$2.4	$(0.8)
Amortized cost after OTTI	1.6	2.4	(0.8)

Gross unrealized capital gains in our fixed maturity securities portfolio	$472.9	$385.8	$87.1
Gross unrealized capital losses in our fixed maturity securities portfolio	(20.9)	(77.2)	(56.3)

We recorded OTTI of $0.1 million and $0.3 million for the second quarters of 2014 and 2013, respectively, and $0.1 million and $0.6 million for the first six months of 2014 and 2013, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at June 30, 2014.

Commercial Mortgage Loans

StanCorp Mortgage Investors, LLC originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors. StanCorp Mortgage Investors originated $372.0 million and $364.1 million of commercial mortgage loans for the second quarters of 2014 and 2013, respectively, and $617.1 million and $637.8 million for the first six months of 2014 and 2013, respectively. The level of commercial mortgage loan originations in any period is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

The following table sets forth commercial mortgage loan servicing data:

	June 30, 2014	December 31, 2013	Percent Change

	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,453.3	$5,404.4	0.9%
For other institutional investors	3,175.3	3,056.0	3.9

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	$8.9	$8.5	4.7%

The estimated average loan to value ratio for the overall portfolio was less than 70% at June 30, 2014. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at June 30, 2014. We have the contractual ability to pursue personal recourse on approximately 74% of our loans and partial personal recourse on a majority of the remaining loans. The weighted-average capitalization rate for the portfolio at June 30, 2014 was approximately 9%. Capitalization rates, which vary by property type and geographic region, are used as part of our annual internal analysis of the commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At June 30, 2014, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At June 30, 2014, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2014, we had outstanding commitments to fund commercial mortgage loans totaling $196.8 million, with fixed interest rates ranging from 4.00% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	June 30, 2014	December 31, 2013	Percent Change

	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$14.4	$15.2	(5.3) %
Delinquency rate	0.26%	0.28%
In process of foreclosure	$5.5	$7.4	(25.7)

Restructured commercial mortgage loans on a statutory basis	95.5	100.8	(5.3)

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. The decrease in restructured commercial mortgage loans of $5.3 million for the first six months of 2014 was primarily due to the net activity associated with loans in this category, including loans that paid off, became delinquent or were restructured during the period.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

	(Dollars in millions)

Number of loans foreclosed	1	7	(6)	3	18	(15)
Book value of loans foreclosed	$0.6	$2.7	$(2.1)	$3.5	$9.3	$(5.8)
Number of properties foreclosed and transferred to Real Estate Owned	1	5	(4)	3	16	(13)
Real estate acquired	$0.5	$1.8	$(1.3)	$3.1	$5.6	$(2.5)

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real Estate Owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. The book value of real estate acquired during the second quarter and first six months of 2014 compared to the same periods of 2013 decreased primarily due to fewer properties being foreclosed in the second quarter and first six months of 2014. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Dollar Change	2014	2013	Dollar Change

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$43.5	$42.8	$0.7	$43.6	$46.6	$(3.0)
Provision	0.5	5.9	(5.4)	2.2	9.0	(6.8)
Recoveries (Charge-offs), net	0.4	(1.9)	2.3	(1.4)	(8.8)	7.4

Ending balance	$44.4	$46.8	$(2.4)	$44.4	$46.8	$(2.4)

Specific loan loss allowance	$28.0	$25.5	$2.5	$28.0	$25.5	$2.5
General loan loss allowance	16.4	21.3	(4.9)	16.4	21.3	(4.9)

Total commercial mortgage loan loss allowance	$44.4	$46.8	$(2.4)	$44.4	$46.8	$(2.4)

The decrease in the commercial mortgage loan loss allowance at June 30, 2014, compared to June 30, 2013 was primarily due to fewer commercial mortgage loans with a general loan loss allowance. The decrease was partially offset by an increase in the specific loan loss allowance. The decrease in the provision for the second quarter and first six months of 2014 compared to the same periods of 2013 was primarily due to fewer commercial mortgage loans being added to the allowance in the second quarter of 2014. The decrease in charge-offs was primarily due to lower losses related to foreclosures, accepted deeds in lieu of foreclosure and other related charges associated with commercial mortgage loans leaving the portfolio during the second quarter and first six months of 2014.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	June 30, 2014	December 31, 2013	Dollar Change

	(In millions)

Impaired commercial mortgage loans with specific allowances for losses	$77.1	$87.7	$(10.6)
Impaired commercial mortgage loans without specific allowances for losses	25.2	26.6	(1.4)
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(28.0)	(25.9)	(2.1)

Net carrying value of impaired commercial mortgage loans	$74.3	$88.4	$(14.1)

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The decrease to the net carrying value of impaired commercial mortgage loans at June 30, 2014 compared to December 31, 2013 was primarily due to a decrease in impaired commercial mortgage loans with a specific allowance in our industrial and retail segments for the second quarter and first six months of 2014 associated with a small number of borrowers.

See Item 1, “Financial Statements—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7—Investments—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, issuances and repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $29.3 million and $211.3 million for the first six months of 2014 and 2013, respectively. The decrease in funds provided by financing cash flows for the first six months of 2014 compared to the first six months of 2013 was primarily due to a $75.1 million decrease in policyholder fund deposits, net of withdrawals, a $59.1 million increase in share repurchases and a $47.1 million repurchase of debt. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a four-year, $250 million senior unsecured revolving credit facility (“Facility”). Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. In June 2014, the termination date of the Facility was extended to June 22, 2018. We expect to use any borrowings under the Facility for working capital, general corporate purposes and for issuance of letters of credit.

Under the facility, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. Under the two financial covenants, we are required to maintain a total debt to total capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.41 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At June 30, 2014, we had a total debt to total capitalization ratio of 20.2% and consolidated net worth of $2.00 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At June 30, 2014, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

We have $250 million of 5.00%, 10-year senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

We have $252.9 million of Subordinated Debt, which matures on June 1, 2067 and is non-callable prior to June 1, 2017. In the first quarter of 2014, we repurchased $47.1 million in principal amount of Subordinated Debt. Interest is payable semi-annually on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. We have the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if we elected to defer interest payments on our Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. We are not currently deferring interest on the Subordinated Debt.

In 2013, we became a member of the FHLB of Seattle. We issue collateralized funding agreements to the FHLB of Seattle and invest the cash received from advances to support various spread-based businesses and enhance our asset/liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At June 30, 2014, we had $40.4 million outstanding under funding agreements with the FHLB of Seattle. At June 30, 2014, we pledged $123.0 million of commercial mortgage loans as collateral to the FHLB of Seattle for our outstanding advances. There were no assets pledged as collateral to the FHLB of Seattle at December 31, 2013.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target for our insurance subsidiaries is generally to maintain statutory capital at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The insurance subsidiaries held estimated statutory capital of approximately 400% of the Company Action Level RBC at June 30, 2014. At June 30, 2014, statutory capital, adjusted to exclude asset valuation reserves, for our regulated insurance subsidiaries totaled $1.49 billion.

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

Dividends paid from Standard to StanCorp are based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid ordinary cash dividends to StanCorp of $40.0 million for the second quarter of 2014 and paid extraordinary cash dividends of $30.0 million to StanCorp for the second quarter of 2013. Standard paid ordinary cash dividends to StanCorp of $80.0 million for the first six months of 2014. Standard paid extraordinary cash dividends to StanCorp of $60.0 million for the first six months of 2013.

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

Share Repurchases

On November 13, 2012, our Board of Directors authorized the repurchase of 3.0 million shares of StanCorp common stock through December 31, 2014 (“November 2012 Authorization”). On February 11, 2014, our Board of Directors authorized the repurchase of an additional 3.0 million shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization’). The February 2014 Authorization took effect upon the completion of the November 2012 Authorization, which occurred during the second quarter of 2014. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use.

The following table sets forth share repurchases activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Dollars in millions—except per share data)
Share repurchases:
Shares repurchased	852,878	382,495	1,406,078	632,289
Cost of share repurchases	$51.3	$16.9	$85.9	$26.8
Weighted-average price per common share	60.13	44.14	61.11	42.33

Shares remaining under repurchase authorizations	2,949,434	2,367,711	2,949,434	2,367,711

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

The following table sets forth Standard’s financial strength ratings as of July 2014:

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

The following table sets forth our debt ratings and issuer credit ratings as of July 2014:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments in “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions where our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members to pay benefits to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $0.3 million and $1.1 million for the first six months of 2014 and 2013, respectively. At June 30, 2014, we maintained a reserve of $0.5 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Dollar Change	2014	2013	Dollar Change

	(In millions)

Statutory Results	$48.3	$66.4	$(18.1)	$98.9	$95.3	$3.6
Adjusted GAAP Results	51.8	81.1	(29.3)	118.3	143.0	(24.7)

Difference	$(3.5)	$(14.7)	$11.2	$(19.4)	$(47.7)	$28.3

The decrease in Statutory Results for the second quarter of 2014 compared to second quarter of 2013 was primarily due to less favorable claims experience in Employee Benefits and Individual Disability and a change in the reserve adjustments for our individual annuity products. The increase in Statutory Results for the first six months of 2014 compared to the first six months of 2013 was primarily due to an increase in the discount rate used on a statutory basis for newly established long term disability claims reserves and a reduction in statutory operating expenses during the first six months of 2014 compared to the first six months of 2013. The statutory discount rate was 3.50% for the second quarter and first six months of 2014, compared to 3.00% for the second quarter and first six months of 2013.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the second quarter and the first six months of 2014 compared to the second quarter and the first six months of 2013 were primarily due to the reduction in GAAP operating expenses related to the amendment of the postretirement medical plan of $10.3 million and $20.6 million for the second quarter and the first six months of 2013, respectively, which were included in the Adjusted GAAP Results and not recorded in the Statutory Results.

The following table sets forth statutory capital and the associated asset valuation reserve:

	June 30, 2014	December 31, 2013	Percent Change

	(Dollars in millions)

Statutory capital adjusted to exclude asset valuation reserves for our regulated insurance subsidiaries	$1,491.1	$1,486.5	0.3%
Asset valuation reserve	132.2	127.5	3.7

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

The following factors could cause our results to differ materially from management expectations suggested by forward-looking statements:

•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective use of capital, including the ability to achieve financing through debt or equity.
•	Changes in liquidity needs and the liquidity of assets in our investment portfolios, including the ability to pledge collateral as required.
•	Performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level.
•	Changes in accounting standards, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of customer persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income, bond call premiums and commercial mortgage loan prepayment fees.

•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower, property type and geographic region.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of bond call premiums, commercial mortgage loan prepayment fees and commercial mortgage loan participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.
•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp Financial Group, Inc. since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

ITEM 4:	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2014, and designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities—available-for-sale (“fixed maturity securities”), commercial mortgage loans and real estate. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads. Our commercial mortgage loan portfolio is subject to delinquency, default and borrower concentration risks. Related declines in market activity due to overall declining values of fixed maturity securities may result in our fixed maturity securities portfolio becoming less liquid. In addition, our commercial mortgage loans are relatively illiquid and the demand for our real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”) may remain low due to macroeconomic conditions. We may have difficulty selling our fixed maturity securities, commercial mortgage loans and Real Estate Owned at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice, which includes our ability to pledge collateral as required

•

Our business is subject to significant competition—Each of our business segments faces competition from other insurers and financial services companies, such as banks, broker-dealers, mutual funds, and managed care providers for employer groups, individual consumers and distributors. Since many of our competitors have greater financial resources, offer a broader array of products and, with respect to other insurers, may have higher financial strength ratings than we do, the possibility exists that any one of our business segments could be adversely affected by competition, which in turn could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market— We do not have any significant debt maturities in the near term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures (“Subordinated Debt”) of $252.9 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2018. We had no outstanding balance on the Facility at June 30, 2014. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•

A decline in equity and debt markets and low interest rates could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long term rate of return on plan assets and the employee workforce. Declines in the discount rate or the rate of return on plan assets resulting from economic downturns could increase our required cash contributions or pension-related expenses in future periods. The funding status of the Company’s pension plans is evaluated annually during the fourth quarter.

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

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2014	173,200	$59.74	173,200	3,629,112
May 1-31, 2014	667,400	60.20	667,400	2,961,712
June 1-30, 2014	12,278	61.57	12,278	2,949,434

Total second quarter	852,878	60.13	852,878	2,949,434

On November 13, 2012, our Board of Directors authorized the repurchase of 3.0 million shares of StanCorp common stock through December 31, 2014 (“November 2012 Authorization”). On February 11, 2014, our Board of Directors authorized the repurchase of up to 3.0 million shares of StanCorp common stock (“February 2014 Authorization”). The February 2014 authorization expires December 31, 2015. The February 2014 Authorization took effect upon the completion of the November 2012 Authorization, which occurred during the second quarter of 2014. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the direction of the overall economy and other potential growth opportunities or priorities for capital use.

The following table sets forth share repurchase activity:

	Three Months Ended June 30,
	2014	2013

	(Dollars in millions except—per share data)
Share repurchases:
Shares repurchased	852,878	382,495
Cost of share repurchases	$51.3	$16.9
Weighted-average price per common share	60.13	44.14
Shares remaining under repurchase authorizations	2,949,434	2,367,711

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

Date: August 6, 2014	By:	/S/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed herewith

3.2	Bylaws of StanCorp Financial Group, Inc.	Filed as Exhibit 3.2 on Registrant’s Form S-1A, dated March 12, 1999, and incorporated herein by this reference

10.1	Amendment No. 2 to Credit Agreement Dated as of June 12, 2014 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 on Registrant’s Form 8-K dated June 16, 2014 and incorporated herein by this reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith