Form 10-Q
period 2014-09-30
STANCORP FINANCIAL GROUP INC
filed 2014-11-05
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 24, 2014, there were 42,040,030 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013	4

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013	5

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	79

ITEM 4.	CONTROLS AND PROCEDURES	79

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	80

ITEM 1A.	RISK FACTORS	80

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	83

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	84

ITEM 4.	MINE SAFETY DISCLOSURES	84

ITEM 5.	OTHER INFORMATION	84

ITEM 6.	EXHIBITS	84

SIGNATURES		85

PART I.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Premiums	$507.3	$524.4	$1,536.6	$1,595.7
Administrative fees	32.8	30.5	97.0	89.6
Net investment income	147.1	155.8	447.5	469.1
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.3)	(0.4)	(0.4)	(1.0)
All other net capital losses	(4.9)	(8.3)	(6.4)	(11.9)

Total net capital losses	(5.2)	(8.7)	(6.8)	(12.9)

Total revenues	682.0	702.0	2,074.3	2,141.5

Benefits and expenses:
Benefits to policyholders	360.8	395.0	1,188.1	1,260.9
Interest credited	38.7	43.9	122.8	130.8
Operating expenses	119.9	114.8	348.3	324.3
Commissions and bonuses	53.2	51.9	154.7	156.5
Premium taxes	7.5	9.1	24.7	27.7
Interest expense	7.8	8.6	24.1	25.7
Net increase in deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets	(2.8)	(3.1)	(2.0)	(5.0)

Total benefits and expenses	585.1	620.2	1,860.7	1,920.9

Income before income taxes	96.9	81.8	213.6	220.6
Income taxes	25.8	22.8	50.5	57.1

Net income	$71.1	$59.0	$163.1	$163.5

Net income per common share:
Basic	$1.66	$1.33	$3.76	$3.69
Diluted	1.65	1.32	3.73	3.67
Weighted-average common shares outstanding:
Basic	42,777,337	44,271,160	43,324,269	44,307,863
Diluted	43,184,170	44,610,358	43,736,832	44,514,600

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$71.1	$59.0	$163.1	$163.5
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities—available-for-sale:
Net unrealized capital (losses) gains on securities—available-for-sale(1)	(37.0)	(7.8)	55.3	(176.0)
Reclassification adjustment for net capital (gains) losses included in net income(2)	(0.6)	0.3	(2.1)	(3.8)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	---	---	(0.4)	---
Reclassification adjustment for amortization to net periodic pension cost (credit), net(4)	0.4	1.9	1.2	(7.8)

Total other comprehensive (loss) income, net of tax	(37.2)	(5.6)	54.0	(187.6)

Comprehensive income (loss)	$33.9	$53.4	$217.1	$(24.1)

(1)

Net of tax benefits of $20.0 million and $4.2 million for the third quarters of 2014 and 2013, respectively, and tax expense of $27.2 million and tax benefit of $95.9 million for the first nine months of 2014 and 2013, respectively.

(2)

Net of tax benefit of $0.3 million and tax expense of $0.2 million for the third quarters of 2014 and 2013, respectively, and tax benefits of $1.1 million and $2.3 million for the first nine months of 2014 and 2013, respectively.

(3)	Net of tax benefit of $0.3 million for the first nine months of 2014.
(4)

Net of tax expenses of $0.2 million and $1.1 million for the third quarters of 2014 and 2013, respectively, and tax expense of $0.7 million and tax benefit of $4.2 million for the first nine months of 2014 and 2013, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2014	December 31, 2013

A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $7,268.4 and $6,811.9)	$7,654.6	$7,120.5
Commercial mortgage loans, net	5,342.6	5,405.1
Real estate, net	44.3	65.7
Other invested assets	284.8	196.5

Total investments	13,326.3	12,787.8
Cash and cash equivalents	263.3	379.3
Premiums and other receivables	132.0	118.2
Accrued investment income	108.1	106.8
Amounts recoverable from reinsurers	987.4	988.1
DAC, VOBA and other intangible assets, net	376.2	371.3
Goodwill	36.0	36.0
Property and equipment, net	82.6	84.7
Other assets	94.9	127.9
Separate account assets	7,031.9	6,393.2

Total assets	$22,438.7	$21,393.3

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,818.0	$5,846.9
Other policyholder funds	6,372.2	6,051.6
Deferred tax liabilities, net	91.5	64.7
Short-term debt	1.2	1.5
Long-term debt	503.7	551.9
Other liabilities	352.9	330.7
Separate account liabilities	7,031.9	6,393.2

Total liabilities	20,171.4	19,240.5

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	---	---
Common stock, no par, 300,000,000 shares authorized; 42,475,479 and 44,126,389 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	---	68.0
Accumulated other comprehensive income	188.7	134.7
Retained earnings	2,078.6	1,950.1

Total shareholders’ equity	2,267.3	2,152.8

Total liabilities and shareholders’ equity	$22,438.7	$21,393.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions—except per share data)

				Accumulated
				Other		Total
	Common Stock			Comprehensive	Retained	Shareholders’
	Shares	Amount		Income (Loss)	Earnings	Equity

Balance, January 1, 2013	44,419,448		$89.6	$309.3	$1,770.1	$2,169.0

Net income	---		---	---	228.5	228.5
Other comprehensive loss, net of tax	---		---	(174.6)	---	(174.6)
Common stock:
Repurchased	(1,644,488)		(82.3)	---	---	(82.3)
Issued under share-based compensation plans, net	1,351,429		60.7	---	---	60.7
Dividends declared on common stock ($1.10 per share)	---		---	---	(48.5)	(48.5)

Balance, December 31, 2013	44,126,389		68.0	134.7	1,950.1	2,152.8

Net income	---		---	---	163.1	163.1
Other comprehensive income, net of tax	---		---	54.0	---	54.0
Common stock:
Repurchased	(1,936,976)		(84.5)	---	(34.6)	(119.1)
Issued under share-based compensation plans, net	286,066		16.5	---	---	16.5

Balance, September 30, 2014	42,475,479	$	---	$188.7	$2,078.6	$2,267.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2014	2013
Operating:
Net income	$163.1	$163.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	6.8	12.9
Depreciation and amortization	88.5	84.7
DAC, VOBA and other intangible assets, net	(58.9)	(57.9)
Deferred income taxes	(0.7)	8.1
Changes in other assets and liabilities:
Receivables and accrued income	(14.4)	(10.8)
Future policy benefits and claims	(30.1)	29.2
Other, net	63.7	22.9

Net cash provided by operating activities	218.0	252.6

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	554.6	792.5
Proceeds from sale or repayment of commercial mortgage loans	982.2	776.1
Proceeds from sale of real estate	16.6	9.9
Proceeds from sale of other invested assets	14.9	0.2
Acquisition of fixed maturity securities—available-for-sale	(1,037.4)	(927.1)
Acquisition or origination of commercial mortgage loans	(930.3)	(1,037.4)
Acquisition of real estate	(0.8)	(0.6)
Acquisition of other invested assets	(87.4)	(53.7)
Acquisition of property and equipment, net	(12.7)	(8.7)

Net cash used in investing activities	(500.3)	(448.8)

Financing:
Policyholder fund deposits	2,233.3	1,516.8
Policyholder fund withdrawals	(1,912.7)	(1,102.8)
Repayment of debt	(47.1)	---
Issuance of common stock	12.2	37.5
Repurchases of common stock	(119.1)	(70.9)
Other, net	(0.3)	0.3

Net cash provided by financing activities	166.3	380.9

(Decrease) increase in cash and cash equivalents	(116.0)	184.7
Cash and cash equivalents, beginning of period	379.3	160.7

Cash and cash equivalents, end of period	$263.3	$345.4

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$150.8	$143.9
Income taxes	32.5	29.3
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	4.4	6.1
Commercial mortgage loans originated on real estate sold	0.6	0.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Form 10-Q, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

1.	ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

StanCorp, headquartered in Portland, Oregon, is a holding company and conducts business through wholly-owned operating subsidiaries throughout the United States. Through its subsidiaries, StanCorp has the authority to underwrite insurance products in all 50 states. The Company collectively views and operates its businesses as Insurance Services and Asset Management. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Asset Management is a separate reportable segment. See “Note 5—Segments.”

StanCorp has the following wholly-owned operating subsidiaries: Standard Insurance Company (“Standard”), The Standard Life Insurance Company of New York, Standard Retirement Services, Inc. (“Standard Retirement Services”), StanCorp Equities, Inc. (“StanCorp Equities”), StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”), StanCorp Real Estate, LLC (“StanCorp Real Estate”), Standard Management, Inc. (“Standard Management”) and StanCap Insurance Company, Inc. (“StanCap Insurance Company”).

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

StanCap Insurance Company is a pure captive insurance company domiciled in Oregon. Effective September 30, 2014, StanCap Insurance Company entered into a reinsurance agreement with Standard to reinsure Standard’s group life and AD&D insurance business.

Standard holds interests in tax-advantaged investments. These interests are accounted for under the equity method of accounting. The carrying value of these interests was $262.1 million and $192.4 million at September 30, 2014 and December 31, 2013, respectively.

The accompanying unaudited condensed consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. As such, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the financial statement date, and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2014, and for the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. Interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. This report should be read in conjunction with the Company’s 2013 annual report on Form 10-K.

2.	NET INCOME PER COMMON SHARE

Net income per basic common share was calculated by dividing net income by the weighted-average common shares outstanding. Net income per diluted common share was calculated using the treasury stock method and reflects the dilutive effects of stock awards and potential exercises of dilutive outstanding stock options. Diluted weighted-average common shares outstanding does not include stock options with an option exercise price greater than the average market price because they are antidilutive and inclusion would increase net income per diluted common share.

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (In millions)	$71.1	$59.0	$163.1	$163.5

Basic weighted-average common shares outstanding	42,777,337	44,271,160	43,324,269	44,307,863
Stock options	362,634	273,338	372,615	146,247
Stock awards	44,199	65,860	39,948	60,490

Diluted weighted-average common shares outstanding	43,184,170	44,610,358	43,736,832	44,514,600

Net income per common share:
Basic	$1.66	$1.33	$3.76	$3.69
Diluted	1.65	1.32	3.73	3.67

Antidilutive shares not included in net income per diluted common share calculation	150,475	---	54,986	559,575

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain specified parties. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,615,674 shares or options for shares remain available for grant at September 30, 2014. Of the 3,500,000 shares authorized for the ESPP, 1,378,369 shares remain available for issuance at September 30, 2014.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In millions)

Compensation cost	$1.8	$3.2	$4.9	$5.9
Related income tax benefit	0.6	1.2	1.7	2.1

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

The Company granted options to purchase 111,810 and 164,367 shares of StanCorp common stock for the first nine months of 2014 and 2013, respectively, at a weighted-average per share exercise price of $63.69 and $38.65, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first nine months of 2014 and 2013 was $24.49 and $13.69, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At September 30, 2014, the total compensation cost related to unvested option awards that had not yet been recognized in the financial statements was $5.9 million. This compensation cost will be recognized over a weighted-average remaining period of 2.1 years.

Stock Award Grants

The Company currently grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 957,543 shares available for issuance as stock award grants at September 30, 2014.

RSUs

The Company grants annual RSUs to officers and senior officers of the Company. RSUs typically cliff vest three years from the grant date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The Company granted 47,882 and 59,823 RSUs for the first nine months of 2014 and 2013, respectively. The fair value of the RSUs is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of RSUs is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At September 30, 2014, the total compensation cost related to unvested RSUs that had not yet been recognized in the financial statements was $3.3 million. This cost will be recognized over a weighted-average remaining period of 1.7 years.

Performance Shares

The Company grants Performance Shares to designated senior officers as long term incentive compensation. The payout for these awards is based on the Company’s financial performance over a three-year period. Performance Share grants represent the maximum number of shares of StanCorp common stock issuable to the designated senior officers if specified criteria are met. The actual number of shares issued at the end of the performance period is based on continued employment and satisfaction of the Company’s financial performance conditions, with a portion of the shares withheld to cover required tax withholding.

The Company granted 77,634 and 117,172 Performance Shares for the first nine months of 2014 and 2013, respectively.

The Company issued 8,846 of StanCorp common stock under previous performance share awards for the first nine months of 2014 and no shares for the first nine months of 2013.

The fair value of Performance Shares is based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of Performance Shares is based on an estimate of the number of shares that will be earned and cost is recognized over the vesting period. The cost the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $14.2 million in additional compensation cost would be recognized through 2016. Assuming that the maximum performance is achieved, this cost would be recognized over a weighted-average period of 1.1 years. The target payout is 50% of the maximum performance shares. Assuming that the target performance is achieved for each performance goal, $5.7 million in additional compensation cost would be recognized through 2016.

Director Stock Grants

Each non-employee director receives annual stock grants with a fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholder meeting. The stock grants generally vest after one year.

The Company issued 15,697 and 20,099 shares of StanCorp common stock for the first nine months of 2014 and 2013, respectively.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014		2013	2014	2013

	(In millions)
Compensation cost	$	---	$0.1	$0.2	$0.3
Related income tax benefit		---	---	0.1	0.1

4.	RETIREMENT BENEFITS

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

The following table sets forth the components of net periodic benefit (credit) cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In millions)
Components of net periodic benefit (credit) cost:
Service cost	$2.2	$2.6	$6.6	$7.7
Interest cost	4.8	4.1	14.4	12.4
Expected return on plan assets	(8.4)	(7.4)	(25.1)	(22.0)
Amortization of prior service cost	0.2	0.2	0.5	0.5
Amortization of net actuarial loss	0.1	2.3	0.3	7.0

Net periodic benefit (credit) cost	(1.1)	1.8	(3.3)	5.6

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of net actuarial loss	(0.1)	(2.3)	(0.3)	(7.0)

Total recognized in other comprehensive income	(0.3)	(2.5)	(0.8)	(7.5)

Total recognized in net periodic benefit (credit) cost and other comprehensive income	$(1.4)	$(0.7)	$(4.1)	$(1.9)

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on length of service and age at retirement. As of 2006, participation in the postretirement benefit plan was closed to new participants. An amendment announced in 2012 reduced future benefits for plan participants that did not retire by July 1, 2013.

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

The following table sets forth the components of net periodic benefit cost (credit) and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013

	(In millions)
Components of net periodic benefit cost (credit):
Service cost	$	---	$0.1	$	---	$0.1
Interest cost		0.2	0.3		0.6	0.7
Expected return on plan assets		(0.2)	(0.3)		(0.6)	(0.7)
Amortization of prior service cost		---	---		---	(26.4)
Amortization of net actuarial (gain) loss		---	---		(0.6)	5.8

Net periodic benefit cost (credit)		---	0.1		(0.6)	(20.5)

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost		---	---		---	26.4
Amortization of net actuarial gain (loss)		---	---		0.6	(5.8)

Total recognized in other comprehensive income		---	---		0.6	20.6

Total recognized in net periodic benefit credit and other comprehensive income	$	---	$0.1	$	---	$0.1

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan were $2.6 million and $2.3 million for the third quarters of 2014 and 2013, respectively, and $8.6 million and $7.9 million for the first nine months of 2014 and 2013, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for these non-qualified plans was $12.4 million and $11.6 million at September 30, 2014 and December 31, 2013, respectively.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the balance sheet. The unfunded status was $31.8 million and $31.1 million at September 30, 2014 and December 31, 2013, respectively. Expenses were $1.0 million and $0.7 million for the third quarters of 2014 and 2013, respectively and $2.9 million and $2.3 million for the first nine months of 2014 and 2013, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income was $5.0 million and $5.7 million at September 30, 2014 and December 31, 2013, respectively.

5.	SEGMENTS

The Company collectively views and operates its businesses as Insurance Services and Asset Management. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Insurance Services offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. Asset Management is a separate reportable segment. Asset Management provides investment and asset management products and services. Asset Management offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Asset Management also offers investment advisory and management services, financial planning services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses primarily related to the impairment or the disposition of the Company’s invested assets and adjustments made in consolidation. Resources are allocated and performance is evaluated at the segment level.

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

The following table sets forth intersegment revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In millions)

Intersegment administrative fees	$4.9	$4.7	$14.5	$14.0

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$202.0	$210.4	$605.1	$640.3
Group long term disability	187.1	191.3	565.7	589.6
Group short term disability	55.2	56.4	167.0	171.9
Group other	19.9	19.8	58.5	58.1
Experience rated refunds	(10.3)	(3.2)	(15.7)	(12.0)

Total Employee Benefits	453.9	474.7	1,380.6	1,447.9
Individual Disability	50.3	48.3	147.3	142.0

Total Insurance Services premiums	504.2	523.0	1,527.9	1,589.9

Asset Management:
Retirement plans	0.5	0.3	1.7	1.7
Individual annuities	2.6	1.1	7.0	4.1

Total Asset Management premiums	3.1	1.4	8.7	5.8

Total premiums	$507.3	$524.4	$1,536.6	$1,595.7

Administrative fees:
Insurance Services:
Employee Benefits	$3.8	$3.8	$12.2	$10.7
Individual Disability	---	0.1	0.1	0.2

Total Insurance Services administrative fees	3.8	3.9	12.3	10.9

Asset Management:
Retirement plans	25.5	23.5	74.2	69.3
Other financial services businesses	8.4	7.8	25.0	23.4

Total Asset Management administrative fees	33.9	31.3	99.2	92.7

Other administrative fees	(4.9)	(4.7)	(14.5)	(14.0)

Total administrative fees	$32.8	$30.5	$97.0	$89.6

Net investment income:
Insurance Services:
Employee Benefits	$60.7	$65.8	$185.2	$201.4
Individual Disability	13.0	13.2	39.1	39.5

Total Insurance Services net investment income	73.7	79.0	224.3	240.9

Asset Management:
Retirement plans	28.1	26.2	83.9	75.4
Individual annuities	37.2	43.4	116.9	131.6
Other financial services businesses	4.1	3.8	10.3	10.4

Total Asset Management net investment income	69.4	73.4	211.1	217.4

Other net investment income	4.0	3.4	12.1	10.8

Total net investment income	$147.1	$155.8	$447.5	$469.1

The following tables set forth select segment information:

	Three Months Ended September 30, 2014
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$453.9	$50.3	$504.2	$3.1	$	---	$507.3
Administrative fees	3.8	---	3.8	33.9		(4.9)	32.8
Net investment income	60.7	13.0	73.7	69.4		4.0	147.1
Net capital losses	---	---	---	---		(5.2)	(5.2)

Total revenues	518.4	63.3	581.7	106.4		(6.1)	682.0

Benefits and expenses:
Benefits to policyholders	321.1	34.1	355.2	5.6		---	360.8
Interest credited	0.7	---	0.7	38.0		---	38.7
Operating expenses	82.2	7.1	89.3	31.3		(0.7)	119.9
Commissions and bonuses	30.5	12.9	43.4	9.8		---	53.2
Premium taxes	6.6	0.9	7.5	---		---	7.5
Interest expense	---	---	---	---		7.8	7.8
Net decrease (increase) in DAC, VOBA and other intangible assets	0.4	(4.1)	(3.7)	0.9		---	(2.8)

Total benefits and expenses	441.5	50.9	492.4	85.6		7.1	585.1

Income (loss) before income taxes	$76.9	$12.4	$89.3	$20.8		$(13.2)	$96.9

	Three Months Ended September 30, 2013
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$474.7	$48.3	$523.0	$1.4	$	---	$524.4
Administrative fees	3.8	0.1	3.9	31.3		(4.7)	30.5
Net investment income	65.8	13.2	79.0	73.4		3.4	155.8
Net capital losses	---	---	---	---		(8.7)	(8.7)

Total revenues	544.3	61.6	605.9	106.1		(10.0)	702.0

Benefits and expenses:
Benefits to policyholders	356.0	35.2	391.2	3.8		---	395.0
Interest credited	0.6	---	0.6	43.3		---	43.9
Operating expenses	79.0	7.1	86.1	28.9		(0.2)	114.8
Commissions and bonuses	30.4	13.1	43.5	8.4		---	51.9
Premium taxes	8.1	1.0	9.1	---		---	9.1
Interest expense	---	---	---	---		8.6	8.6
Net decrease (increase) in DAC, VOBA and other intangible assets	1.6	(4.5)	(2.9)	(0.2)		---	(3.1)

Total benefits and expenses	475.7	51.9	527.6	84.2		8.4	620.2

Income (loss) before income taxes	$68.6	$9.7	$78.3	$21.9		$(18.4)	$81.8

	Nine Months Ended September 30, 2014
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$1,380.6	$147.3	$1,527.9	$8.7	$	---	$1,536.6
Administrative fees	12.2	0.1	12.3	99.2		(14.5)	97.0
Net investment income	185.2	39.1	224.3	211.1		12.1	447.5
Net capital losses	---	---	---	---		(6.8)	(6.8)

Total revenues	1,578.0	186.5	1,764.5	319.0		(9.2)	2,074.3

Benefits and expenses:
Benefits to policyholders	1,073.7	98.9	1,172.6	15.5		---	1,188.1
Interest credited	2.6	---	2.6	120.2		---	122.8
Operating expenses	238.3	20.7	259.0	91.3		(2.0)	348.3
Commissions and bonuses	93.5	35.6	129.1	25.6		---	154.7
Premium taxes	22.0	2.7	24.7	---		---	24.7
Interest expense	---	---	---	---		24.1	24.1
Net (increase) decrease in DAC, VOBA and other intangible assets	(0.3)	(8.9)	(9.2)	7.2		---	(2.0)

Total benefits and expenses	1,429.8	149.0	1,578.8	259.8		22.1	1,860.7

Income (loss) before income taxes	$148.2	$37.5	$185.7	$59.2		$(31.3)	$213.6

Total assets	$5,740.0	$2,349.8	$8,089.8	$13,775.6		$573.3	$22,438.7

	Nine Months Ended September 30, 2013
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$1,447.9	$142.0	$1,589.9	$5.8	$	---	$1,595.7
Administrative fees	10.7	0.2	10.9	92.7		(14.0)	89.6
Net investment income	201.4	39.5	240.9	217.4		10.8	469.1
Net capital losses	---	---	---	---		(12.9)	(12.9)

Total revenues	1,660.0	181.7	1,841.7	315.9		(16.1)	2,141.5

Benefits and expenses:
Benefits to policyholders	1,153.1	93.9	1,247.0	13.9		---	1,260.9
Interest credited	2.8	---	2.8	128.0		---	130.8
Operating expenses	232.8	19.7	252.5	85.9		(14.1)	324.3
Commissions and bonuses	96.5	35.4	131.9	24.6		---	156.5
Premium taxes	24.7	3.0	27.7	---		---	27.7
Interest expense	---	---	---	---		25.7	25.7
Net decrease (increase) in DAC, VOBA and other intangible assets	0.9	(9.6)	(8.7)	3.7		---	(5.0)

Total benefits and expenses	1,510.8	142.4	1,653.2	256.1		11.6	1,920.9

Income (loss) before income taxes	$149.2	$39.3	$188.5	$59.8		$(27.7)	$220.6

Total assets	$5,805.0	$2,369.5	$8,174.5	$12,224.7		$527.1	$20,926.3

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following tables set forth the carrying value and the estimated fair value of each financial instrument:

	September 30, 2014
	Carrying Value	Fair Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$7,149.9	$7,149.9	$	---		$7,068.4	$81.5
U.S. government and agency bonds	303.2	303.2		---		303.2	---
U.S. state and political subdivision bonds	136.5	136.5		---		136.5	---
Foreign government bonds	65.0	65.0		---		65.0	---

Total fixed maturity securities	$7,654.6	$7,654.6	$	---		$7,573.1	$81.5

Commercial mortgage loans, net	$5,342.6	$5,822.3	$	---	$	---	$5,822.3
S&P 500 Index options	12.8	12.8		---		---	12.8
Interest rate swaps	0.7	0.7		---		0.7	---
Policy loans	2.2	2.2		---		---	2.2
Separate account assets	7,031.9	7,031.9		6,907.0		124.9	---

Liabilities:
Total other policyholder funds, investment-type contracts	$5,694.5	$5,957.9	$	---	$	---	$5,957.9
Index-based interest guarantees	69.4	69.4		---		---	69.4
Short-term debt	1.2	1.6		---		1.6	---
Long-term debt	503.7	537.2		---		537.2	---

	December 31, 2013
	Carrying Value	Fair Value	Level 1		Level 2		Level 3

			(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$6,545.7	$6,545.7	$	---		$6,429.7	$116.0
U.S. government and agency bonds	353.2	353.2		---		353.2	---
U.S. state and political subdivision bonds	140.3	140.3		---		140.3	---
Foreign government bonds	65.5	65.5		---		65.5	---
S&P 500 Index options	15.8	15.8		---		---	15.8

Total fixed maturity securities	$7,120.5	$7,120.5	$	---		$6,988.7	$131.8

Commercial mortgage loans, net	$5,405.1	$5,769.6	$	---	$	---	$5,769.6
Policy loans	2.5	2.5		---		---	2.5
Separate account assets	6,393.2	6,393.2		6,249.2		144.0	---

Liabilities:
Other policyholder funds, investment-type contracts	$5,469.8	$5,632.7	$	---	$	---	$5,632.7
Index-based interest guarantees	67.6	67.6		---		---	67.6
Short-term debt	1.5	1.9		---		1.9	---
Long-term debt	551.9	553.6		---		553.6	---

Financial Instruments Not Recorded at Fair Value

The Company did not elect to measure and record commercial mortgage loans, policy loans, other policyholders funds that are investment-type contracts, short-term debt, or long-term debt at fair value on the unaudited condensed consolidated balance sheets.

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

The fair value for long-term debt was predominantly based on quoted market prices as of September 30, 2014 and December 31, 2013, and trades occurring close to September 30, 2014 and December 31, 2013.

Financial Instruments Measured and Recorded at Fair Value

Fixed maturity securities, Standard & Poor’s (“S&P”) 500 Index options (“S&P 500 Index options”), interest rate swaps and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) are recorded at fair value on a recurring basis. In the Company’s unaudited condensed consolidated statements of comprehensive income (loss), unrealized gains and losses are reported in other comprehensive income for fixed maturity securities. In the Company’s unaudited condensed consolidated statements of income, the change in fair value for S&P 500 Index options is reported in net investment income. For interest rate swaps that are designated as a fair value hedge, the change in the fair values of the interest rate swap and the hedged item are reported in net capital gains and losses. The change in fair value for index-based interest guarantees is reported in interest credited.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics, trends and secondary pricing sources, back testing of sales activity and maintenance of a securities watch list. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of September 30, 2014 or December 31, 2013.

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

The Company uses the income approach valuation technique to determine the fair value of index-based interest guarantees. The liability is the present value of future cash flows attributable to the projected index growth in excess of cash flows driven by fixed interest rate guarantees for the indexed annuity product. Level 3 assumptions for policyholder behavior and future index crediting rate declarations significantly influence the calculation. Index-based interest guarantees are included in the other policyholder funds line on the Company’s unaudited condensed consolidated balance sheets.

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

Valuations for real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”) measured at fair value on a nonrecurring basis using significant unobservable Level 3 inputs are sensitive to a number of variables. Real Estate Owned is most sensitive to the reductions taken on appraisals obtained, which may result in a fair value and carrying value below the appraised value. Generally, an increase in the reductions taken on appraisals obtained would result in a reduction in the fair value of the asset.

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuations of assets and liabilities measured and recorded at fair value:

			September 30, 2014		December 31, 2013
	Valuation Technique	Unobservable Input	Fair Value	Range of inputs	Fair Value	Range of inputs

	(Dollars in millions)

S&P 500 Index options	Black-Scholes option pricing model	Various assumptions	$12.8	(a)	$15.8	(a)

Index-based interest guarantees	Discounted cash flow	Expected future option purchase	$69.4	1% - 3%	$67.6	1% - 6%
		Various assumptions		(b)		(b)
	Black-Scholes option pricing model	Various assumptions		(a)		(a)

Commercial mortgage loans	Appraisals	Reduction on appraisal	$58.5	0% - 40%	$68.7	0% - 13%
	Cash flows	Capitalization rate (c)		7% - 16%		7% - 16%

Real Estate Owned	Appraisals	Reduction on appraisal	$13.9	0% - 11%	$35.2	0% - 53%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)

Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36% for both September 30, 2014 and December 31, 2013.

(c)	Capitalization rates are used as an internal analysis in converting the underlying property income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended September 30, 2014
	Assets							Liabilities
	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$	---	$	---	$83.3	$14.4	$97.7	$68.3
Total realized/unrealized gains (losses):
Included in net income		---		---	---	0.9	0.9	(0.5)
Included in other comprehensive income (loss)		---		---	(1.8)	---	(1.8)	---
Purchases, issuances, sales and settlements:
Purchases		---		---	---	2.2	2.2	---
Issuances		---		---	---	---	---	3.4
Sales		---		---	---	---	---	---
Settlements		---		---	---	(4.7)	(4.7)	(1.8)
Transfers into level 3		---		---	---	---	---	---
Transfers out of level 3		---		---	---	---	---	---

Ending balance	$	---	$	---	$81.5	$12.8	$94.3	$69.4

	Three Months Ended September 30, 2013
	Assets							Liabilities
	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$	---	$	---	$51.9	$13.7	$65.6	$62.6
Total realized/unrealized gains (losses):
Included in net income		---		---	---	2.5	2.5	1.6
Included in other comprehensive income (loss)		---		---	12.3	---	12.3	---
Purchases, issuances, sales and settlements:
Purchases		---		---	---	2.2	2.2	---
Issuances		---		---	---	---	---	1.4
Sales		---		---	---	---	---	---
Settlements		---		---	---	(4.3)	(4.3)	(0.9)
Transfers into level 3		---		---	1.3	---	1.3	---
Transfers out of level 3		---		---	(0.3)	---	(0.3)	---

Ending balance	$	---	$	---	$65.2	$14.1	$79.3	$64.7

	Nine Months Ended September 30, 2014
	Assets							Liabilities
	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$	---	$	---	$116.0	$15.8	$131.8	$67.6
Total realized/unrealized gains (losses):
Included in net income		---		---	---	5.3	5.3	3.5
Included in other comprehensive income (loss)		---		---	(3.9)	---	(3.9)	---
Purchases, issuances, sales and settlements:
Purchases		---		---	---	6.3	6.3	---
Issuances		---		---	---	---	---	5.2
Sales		---		---	---	---	---	---
Settlements		---		---	---	(14.6)	(14.6)	(6.9)
Transfers into Level 3		---		---	---	---	---	---
Transfers out of Level 3		---		---	(30.6)	---	(30.6)	---

Ending balance	$	---	$	---	$81.5	$12.8	$94.3	$69.4

	Nine Months Ended September 30, 2013
	Assets							Liabilities
	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Corporate Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance		$1.1		$1.7	$80.4	$11.3	$94.5	$57.4
Total realized/unrealized gains (losses):
Included in net income		---		---	---	9.7	9.7	6.1
Included in other comprehensive income (loss)		---		---	7.2	---	7.2	---
Purchases, issuances, sales and settlements:
Purchases		---		---	---	6.8	6.8	---
Issuances		---		---	---	---	---	4.3
Sales		---		---	---	---	---	---
Settlements		---		---	---	(13.7)	(13.7)	(3.1)
Transfers into Level 3		---		---	8.3	---	8.3	---
Transfers out of Level 3		(1.1)		(1.7)	(30.7)	---	(33.5)	---

Ending balance	$	---	$	---	$65.2	$14.1	$79.3	$64.7

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for the third quarters and first nine months of 2014 and 2013.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to Level 3 assets and liabilities that the Company continued to hold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In millions)
Assets:
S&P 500 Index options	$0.7	$0.3	$3.3	$4.5
Liabilities:
Index-based interest guarantees	(0.8)	(2.0)	(7.9)	(7.3)

Changes in the fair value of fixed maturity securities are recorded to other comprehensive income. Changes in the fair value of the S&P 500 Index options are recorded to net investment income. Changes in the fair value of the index-based interest guarantees are recorded to interest credited and are sensitive to a number of variables and assumptions. As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, a process known as “unlocking”, interest credited decreased $1.4 million and increased $1.3 million for the third quarters of 2014 and 2013, respectively, and decreased $2.7 million and increased $2.7 million for the first nine months of 2014 and 2013 respectively.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of September 30, 2014 that the Company continued to hold:

	September 30, 2014
	Total	Level 1		Level 2		Level 3

	(In millions)

Commercial mortgage loans	$58.5	$	---	$	---	$58.5
Real Estate Owned	13.9		---		---	13.9

Total assets measured at fair value on a nonrecurring basis	$72.4	$	---	$	---	$72.4

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $77.3 million were written down to their fair value of $58.5 million, less selling costs, at September 30, 2014. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $24.6 million at September 30, 2014. The Real Estate Owned measured on a nonrecurring basis as of September 30, 2014, and still held at September 30, 2014 had net capital losses totaling $1.3 million for the first nine months of 2014. Real Estate Owned measured on a nonrecurring basis represents newly acquired properties or properties whose value has been adjusted based on pending sale or other market information.

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)

Corporate bonds	$6,815.7	$368.2	$(34.0)	$7,149.9
U.S. government and agency bonds	267.6	35.8	(0.2)	303.2
U.S. state and political subdivision bonds	126.6	10.1	(0.2)	136.5
Foreign government bonds	58.5	6.5	---	65.0

Total fixed maturity securities	$7,268.4	$420.6	$(34.4)	$7,654.6

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)

Corporate bonds	$6,282.1	$339.6	$(76.0)	$6,545.7
U.S. government and agency bonds	320.8	32.8	(0.4)	353.2
U.S. state and political subdivision bonds	134.3	6.8	(0.8)	140.3
Foreign government bonds	58.9	6.6	---	65.5
S&P 500 Index options	15.8	---	---	15.8

Total fixed maturity securities	$6,811.9	$385.8	$(77.2)	$7,120.5

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In millions)

Due in one year or less	$637.0	$646.8	$486.2	$495.1
Due after one year through five years	3,150.7	3,326.4	2,974.5	3,168.9
Due after five years through ten years	2,633.1	2,702.3	2,497.5	2,524.6
Due after ten years	847.6	979.1	853.7	931.9

Total fixed maturity securities	$7,268.4	$7,654.6	$6,811.9	$7,120.5

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.7%, or $280.1 million, of the Company’s fixed maturity securities portfolio at September 30, 2014. At September 30, 2014, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2014
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	964	$34.0	632	$12.2	332	$21.8
U.S. government and agency bonds	7	0.2	2	0.1	5	0.1
U.S. state and political subdivision bonds	4	0.2	---	---	4	0.2

Total	975	$34.4	634	$12.3	341	$22.1

Fair value of securities with unrealized losses:
Corporate bonds	964	$1,734.8	632	$1,118.2	332	$616.6
U.S. government and agency bonds	7	12.1	2	5.5	5	6.6
U.S. state and political subdivision bonds	4	6.8	---	---	4	6.8

Total	975	$1,753.7	634	$1,123.7	341	$630.0

	December 31, 2013
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	908	$76.0	848	$66.3	60	$9.7
U.S. government and agency bonds	9	0.4	9	0.4	---	---
U.S. state and political subdivision bonds	10	0.8	10	0.8	---	---

Total	927	$77.2	867	$67.5	60	$9.7

Fair value of securities with unrealized losses:
Corporate bonds	908	$1,663.8	848	$1,557.7	60	$106.1
U.S. government and agency bonds	9	16.9	9	16.9	---	---
U.S. state and political subdivision bonds	10	15.4	10	15.4	---	---

Total	927	$1,696.1	867	$1,590.0	60	$106.1

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

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At September 30, 2014, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent

	(Dollars in millions)
Property type:
Retail	$2,645.0	49.5%	$2,629.2	48.6%
Industrial	1,005.9	18.8	1,008.7	18.7
Office	997.9	18.7	982.4	18.2
Apartment and other	302.0	5.6	289.9	5.4
Hotel/motel	175.1	3.3	276.3	5.1
Commercial	216.7	4.1	218.6	4.0

Total commercial mortgage loans, net	$5,342.6	100.0%	$5,405.1	100.0%

Geographic region*:
Pacific	$1,915.6	35.9%	$1,910.1	35.3%
South Atlantic	1,063.2	19.9	1,090.0	20.2
West South Central	674.0	12.6	672.8	12.4
Mountain	599.1	11.2	611.4	11.3
East North Central	474.8	8.9	473.8	8.8
Middle Atlantic	223.4	4.2	223.0	4.1
West North Central	149.8	2.8	186.9	3.5
East South Central	184.6	3.4	166.6	3.1
New England	58.1	1.1	70.5	1.3

Total commercial mortgage loans, net	$5,342.6	100.0%	$5,405.1	100.0%

U.S. state:
California	$1,443.1	27.0%	$1,455.5	26.9%
Texas	620.2	11.6	618.8	11.5
Florida	315.4	5.9	331.6	6.1
Georgia	308.1	5.8	310.7	5.8
Other states	2,655.8	49.7	2,688.5	49.7

Total commercial mortgage loans, net	$5,342.6	100.0%	$5,405.1	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

If it is determined a loan is impaired, a specific loan loss allowance is recorded.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In millions)
Commercial mortgage loan loss allowance:

Beginning balance	$44.4	$46.8	$43.6	$46.6

Provision	5.9	3.8	8.1	12.8
Charge-offs	(8.8)	(4.0)	(10.2)	(12.8)

Ending balance	$41.5	$46.6	$41.5	$46.6

Specific loan loss allowance	$24.6	$28.2	$24.6	$28.2
General loan loss allowance	16.9	18.4	16.9	18.4

Total commercial mortgage loan loss allowance	$41.5	$46.6	$41.5	$46.6

The decrease in the commercial mortgage loan loss allowance at September 30, 2014 compared to September 30, 2013 was primarily due to fewer commercial mortgage loans with a specific loan loss allowance. The increase in charge-offs for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to higher losses related to foreclosures, accepted deeds in lieu of foreclosures and other related charges associated with the commercial mortgage loan portfolio. The decrease in charge-offs for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower losses related to foreclosures, accepted deeds in lieu of foreclosure and other related charges associated with the commercial mortgage loan portfolio.

The following table sets forth the recorded investment in commercial mortgage loans:

	September 30, 2014	December 31, 2013

	(In millions)

Commercial mortgage loans collectively evaluated for impairment	$5,285.5	$5,334.4
Commercial mortgage loans individually evaluated for impairment	98.6	114.3
Commercial mortgage loan loss allowance	(41.5)	(43.6)

Total commercial mortgage loans, net	$5,342.6	$5,405.1

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	September 30, 2014

				Apartment	Hotel/
	Retail	Industrial	Office	and Other	Motel	Commercial	Total

	(In millions)

Performing commercial mortgage loans	$2,639.8	$1,005.1	$995.4	$302.0	$175.1	$216.7	$5,334.1
Nonperforming commercial mortgage loans	5.2	0.8	2.5	---	---	---	8.5

Total commercial mortgage loans	$2,645.0	$1,005.9	$997.9	$302.0	$175.1	$216.7	$5,342.6

	December 31, 2013
	Retail	Industrial	Office	Apartment and Other	Hotel/ Motel	Commercial	Total

	(In millions)

Performing commercial mortgage loans	$2,624.2	$1,004.6	$979.6	$289.9	$276.3	$218.6	$5,393.2
Nonperforming commercial mortgage loans	5.0	4.1	2.8	---	---	---	11.9

Total commercial mortgage loans	$2,629.2	$1,008.7	$982.4	$289.9	$276.3	$218.6	$5,405.1

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$12.8	$12.8	$	---	$1.8
Office	3.0	3.0		---	1.5
Industrial	0.9	0.9		---	---
Commercial	1.8	1.8		---	---
Apartment and other	2.8	2.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowances	21.3	21.3		---	3.3

With specific loan loss allowances:
Retail	54.5	54.5		13.2	6.1
Office	9.6	9.6		3.2	1.0
Industrial	5.0	5.0		2.4	0.1
Commercial	7.9	7.9		5.8	1.0
Apartment and other	0.3	0.3		---	---

Total impaired commercial mortgage loans with specific loan loss allowances	77.3	77.3		24.6	8.2

Total impaired commercial mortgage loans	$98.6	$98.6		$24.6	$11.5

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$16.1	$16.1	$	---	$7.6
Office	3.9	3.9		---	1.5
Industrial	1.0	1.0		---	---
Commercial	1.8	1.8		---	---
Apartment and other	3.8	3.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowances	26.6	26.6		---	9.1

With specific loan loss allowances:
Retail	58.5	58.5		16.1	21.6
Office	9.7	9.7		3.8	0.9
Industrial	12.6	12.6		2.4	1.4
Commercial	6.0	6.0		3.6	2.5
Apartment and other	0.9	0.9		---	---

Total impaired commercial mortgage loans with specific loan loss allowances	87.7	87.7		25.9	26.4

Total impaired commercial mortgage loans	$114.3	$114.3		$25.9	$35.5

The decrease in the carrying value of impaired commercial mortgage loans at September 30, 2014 compared to December 31, 2013 was primarily due to a decrease in commercial mortgage loans with a specific allowance in the Company’s industrial and retail segments for the first nine months of 2014 associated with a small number of borrowers. At September 30, 2014 and December 31, 2013, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

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

The following tables set forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	33	$27.5	$24.9	34	$28.3	$25.6
Office	1	0.7	0.7	1	0.7	0.7
Industrial	1	0.4	0.4	3	2.1	2.3
Commercial	---	---	---	1	2.7	2.7

Total troubled debt restructurings	35	$28.6	$26.0	39	$33.8	$31.3

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	10	$15.5	$13.2	16	$20.0	$20.8
Office	---	---	---	3	1.6	1.6
Industrial	2	2.2	2.3	2	2.2	2.3
Commercial	---	---	---	1	0.9	0.9

Total troubled debt restructurings	12	$17.7	$15.5	22	$24.7	$25.6

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the first nine months of 2014.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific loan loss allowances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In millions)

Average recorded investment	$100.5	$127.5	$105.5	$113.2

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

The amount of interest income recognized on impaired commercial mortgage loans was $0.9 million for both the third quarters of 2014 and 2013, and was $3.1 million and $3.3 million for the first nine months of 2014 and 2013, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $0.8 million and $1.0 million for the third quarters of 2014 and 2013, respectively, and was $2.6 million and $3.0 million for the first nine months of 2014 and 2013, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	September 30, 2014
	30 Days Past Due	60 Days Past Due		Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$1.1	$	---	$6.7	$7.8	$(1.5)	$2,638.7	$2,645.0
Industrial	---		---	1.1	1.1	(0.2)	1,005.0	1,005.9
Office	---		---	2.8	2.8	(0.4)	995.5	997.9
Apartment and other	---		---	---	---	---	302.0	302.0
Hotel/motel	---		---	---	---	---	175.1	175.1
Commercial	---		---	---	---	---	216.7	216.7

Total commercial mortgage loans	$1.1	$	---	$10.6	$11.7	$(2.1)	$5,333.0	$5,342.6

	December 31, 2013
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$2.8	$0.3	$6.1	$9.2	$(1.5)	$2,621.5	$2,629.2
Industrial	---	3.3	1.8	5.1	(0.9)	1,004.5	1,008.7
Office	1.3	---	3.7	5.0	(0.9)	978.3	982.4
Apartment and other	---	---	---	---	---	289.9	289.9
Hotel/motel	6.3	---	---	6.3	---	270.0	276.3
Commercial	---	---	---	---	---	218.6	218.6

Total commercial mortgage loans	$10.4	$3.6	$11.6	$25.6	$(3.3)	$5,382.8	$5,405.1

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that were at least 60 days past due totaled $10.6 million and $15.2 million at September 30, 2014 and December 31, 2013, respectively. Commercial mortgage loans at least 60 days past due were 0.19% and 0.28% of the commercial mortgage loan portfolio at September 30, 2014 and December 31, 2013, respectively. Commercial mortgage loans that have been granted payment forbearance are not considered to be past due and totaled $8.6 million and $40.1 million at September 30, 2014 and December 31, 2013, respectively.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In millions)
Fixed maturity securities	$73.4	$75.8	$221.0	$228.5
Commercial mortgage loans	83.1	84.9	250.1	252.2
Real estate	0.5	(0.3)	0.7	(0.9)
S&P 500 Index options	0.9	2.5	5.3	9.7
Other	---	2.2	4.4	7.0

Gross investment income	157.9	165.1	481.5	496.5
Investment expenses	(4.5)	(5.9)	(17.9)	(17.2)
Tax-advantaged investment operating losses	(6.3)	(3.4)	(16.1)	(10.2)

Net investment income	$147.1	$155.8	$447.5	$469.1

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In millions)
Gains:
Fixed maturity securities	$1.4	$0.6	$4.8	$8.2
Commercial mortgage loans	0.8	0.8	1.8	1.8
Real Estate	0.8	0.4	1.9	0.7
Other	0.2	---	0.2	0.2

Gross capital gains	3.2	1.8	8.7	10.9

Losses:
Fixed maturity securities	(0.4)	(1.1)	(1.5)	(2.1)
Provision for commercial mortgage loan losses	(5.9)	(3.8)	(8.1)	(12.8)
Real Estate	(1.7)	(5.6)	(3.4)	(7.0)
Other	(0.4)	---	(2.5)	(1.9)

Gross capital losses	(8.4)	(10.5)	(15.5)	(23.8)

Net capital losses	$(5.2)	$(8.7)	$(6.8)	$(12.9)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.3 million at September 30, 2014 and $7.4 million at December 31, 2013.

Standard is a member of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”). Standard issues collateralized funding agreements to the FHLB of Seattle and invests the cash received from advances to support various spread-based businesses and enhance its asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At September 30, 2014, Standard had $102.1 million outstanding under funding agreements with the FHLB of Seattle and pledged $135.7 million of commercial mortgage loans as collateral for its outstanding advances. Standard had no outstanding funding agreements or pledged collateral with the FHLB of Seattle at December 31, 2013.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to mitigate business risks including interest rate risk exposure. The Company has the following derivatives on its consolidated balance sheets: interest rate swaps, index-based guarantees and S&P 500 Index options.

Interest Rate Swaps

In the second quarter of 2014, the Company began more extensive use of interest rate swaps to reduce risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, and to protect the value of investments held on the balance sheet. The interest rate swaps used by the Company are designed to qualify for hedge accounting. Therefore, recognized changes in the fair value of the interest rate swaps and the gain or loss on the hedged items attributable to the hedged risk, are offset in capital gains and losses. Valuations for interest rate swaps are sensitive to changes in the interest rate environment.

Interest income, interest expense and fees related to interest rate swaps are recorded as a component of net investment income.

Interest rate swaps are recognized as either other invested assets or other liabilities in the consolidated balance sheets and are reported at fair value. To qualify for hedge accounting, the Company formally documents the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a fair value hedge or a cash flow hedge at the inception of the hedging transaction. Included in this documentation is how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities on the balance sheet as well as a description of the method that will be used to retrospectively and prospectively assess the hedge effectiveness and the method that will be used to measure ineffectiveness and how this ineffectiveness will be accounted for.

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

In the event a hedged item is disposed, the Company will terminate the related interest rate swap and recognize the gain or loss on termination in the consolidated statements of income.

Cash settlement activity of derivative contracts is reported in the consolidated statements of cash flows as a component of proceeds from or acquisition of other invested assets.

In the consolidated balance sheets, the Company offsets fair value amounts recognized for interest rate swaps.

Index-based Interest Guarantees

The Company sells indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. The index-based interest guarantees do not qualify for hedge accounting. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded to interest credited. The liability represents an estimate of the cost of the options to be purchased in the future to manage the risk related to the index-based interest guarantees. The liability for index-based interest guarantees is the present value of future cash flows attributable to the projected index growth that is in excess of cash flows attributable to fixed interest rates guarantees. The excess cash flows are discounted back to the date of the balance sheet using current market indicators for future interest rates and option costs. Cash flows depend on actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based interest guarantees.

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

Option premiums paid for the Company’s index option contracts were $2.2 million for both the third quarters of 2014 and 2013, and $6.3 million and $6.8 million for the first nine months of 2014 and 2013, respectively. The Company received $4.7 million and $4.3 million for options exercised for the third quarters of 2014 and 2013, respectively, and $14.6 million and $13.7 million for the first nine months of 2014 and 2013, respectively.

The following table sets forth the notional amount and the fair value of the Company’s derivative assets and liabilities:

	September 30, 2014			December 31, 2013
Qualifying Fair Value Hedging Instruments	Notional Amount		Fair Value	Notional Amount			Fair Value

	(In millions)
Assets:
Other invested assets:
Interest rate swaps	$350.0		$0.7	$	---		$	---

Non-Qualifying Hedging Instruments

Assets:
Other invested assets:
S&P 500 Index options	375.4		12.8		350.5			15.8

Liabilities:
Other policyholder funds:
Index-based interest guarantees	---	(1)	69.4		---	(1)		67.6

(1)	The underlying factors for index-based guarantees vary by contract and other criteria, such as floors and ceilings on rates and future payouts.

The following table sets forth the gross amounts of derivative instruments recorded on the balance sheet and the collateral pledged related to the derivative instruments:

Offsetting of Interest Rate Swaps	September 30, 2014	December 31, 2013

	(In millions)
Interest rate swaps, liabilities	$(0.6)	$	---
Interest rate swaps, assets	1.3		---

Net interest rate swaps	0.7		---
Accrued interest payable	(1.8)		---
Collateral pledged	6.2		---

Net amount	$5.1	$	---

The following table sets forth the amount of gains or losses recognized in the consolidated statements of income from the change in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended September 30,			Nine Months Ended September 30,
Qualifying Fair Value Hedging Instruments	2014	2013		2014	2013

	(In millions)

Net capital gains:
Interest rate swaps	$2.3	$	---	$0.7	$	---

Non-Qualifying Hedging Instruments

Net investment income:
S&P 500 Index options	0.9		2.5	5.3		9.7

Interest credited:
Index-based interest guarantees	0.5		(1.6)	(3.5)		(6.1)

Net gains	$3.7		$0.9	$2.5		$3.6

Fluctuations in the fair value of the interest rate swaps are driven by changes in the interest rate environment. Fluctuations in the fair value of the S&P 500 Index options are related to the volatility of the S&P 500 Index. Changes in fair value of the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to changes in the interest rate environment.

As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, a process known as “unlocking”, interest credited decreased $1.4 million and increased $1.3 million for the third quarters of 2014 and 2013, respectively, and decreased $2.7 million and increased $2.7 million for the first nine months of 2014 and 2013, respectively.

The ineffective portion of derivatives accounted for using hedge accounting was not material to the results of operations of the Company for the third quarters of 2014 and 2013 and for the first nine months of 2014 and 2013.

Counterparty Credit Risk

Interest rate swaps

As the Company uses a central counterparty (“CCP”) to clear all of its interest rate swaps, the Company is only exposed to the default of the CCP. Transactions with the CCP require the Company to pledge initial and variation margin collateral. At September 30, 2014, the Company pledged $6.2 million of cash and cash equivalents on its unaudited condensed consolidated balance sheets as collateral to the CCP.

S&P 500 Index options

The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of 6.0% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s S&P 500 Index options and its maximum credit risk exposure related to these instruments:

	September 30, 2014
	Assets at Fair Value	Maximum Credit Risk

	(In millions)
Counterparty:
The Bank of New York Mellon	$6.7	$9.0
Goldman Sachs	4.6	6.4
Merrill Lynch International	1.5	3.1

Total	$12.8	$18.5

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

	(In millions)
Carrying value at beginning of period, net:
DAC	$319.1	$284.9
VOBA	20.1	23.4
Other intangible assets	32.1	38.2

Total balance at beginning of period, net	371.3	346.5

Deferred or acquired during period:
DAC	58.9	76.9

Total deferred or acquired during period	58.9	76.9

Amortized during period:
DAC	(48.0)	(42.7)
VOBA	(1.6)	(3.3)
Other intangible assets	(4.4)	(6.1)

Total amortized during period	(54.0)	(52.1)

Carrying value at end of period, net:
DAC	330.0	319.1
VOBA	18.5	20.1
Other intangible assets	27.7	32.1

Total carrying value at end of period, net	$376.2	$371.3

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $70.3 million and $68.7 million at September 30, 2014 and December 31, 2013, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent

	(Dollars in millions)

DAC	$79.2	24.0%	$80.1	25.1%
VOBA	3.9	21.1	4.3	21.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking”, the cumulative balances of DAC and VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted.

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In millions)

(Decrease) increase to DAC and VOBA	$(1.1)	$0.3	$(1.9)	$(0.9)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 6.5 years. The marketing agreement that accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $47.0 million and $42.6 million at September 30, 2014 and December 31, 2013, respectively.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2014 and for each of the next five years:

Amount

(In millions)

2014	$1.9
2015	6.9
2016	5.6
2017	4.2
2018	4.2
2019	4.0

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at September 30, 2014. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, the Company is subject to two financial covenants, which are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At September 30, 2014, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

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

At September 30, 2014, the Company had $43.4 million of unfunded commitments to fund tax-advantaged investment partnerships. These commitments are recorded as other liabilities in the Company’s consolidated balance sheet, with a corresponding recognition to other invested assets.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2014, the Company had outstanding commitments to fund commercial mortgage loans totaling $143.9 million, with fixed interest rates ranging from 4.00% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower failing to deliver the required items by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

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

ASU No. 2014-01 is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company currently invests in affordable housing projects that qualify for low income housing tax credits and is assessing the impact of accounting for these investments under PAM.

ASU No. 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The main objective of ASU No. 2014-09 is to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU does not apply to insurance contracts, financial instruments, and various other topics within the FASB Accounting Standards Codification. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

ASU No. 2014-09 is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. The Company’s revenue is primarily from insurance contracts and financial instruments; therefore, the Company does not expect this ASU to have a material effect on its results of operations.

12.	INCOME TAXES

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income, tax credits and the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Combined federal and state effective income tax rates	26.6%	27.9%	23.6%	25.9%

The decreases in the effective tax rates for the third quarter and first nine months of 2014 compared to the same periods of 2013 were primarily due to a higher utilization of tax credits during the first nine months of 2014 due to purchases of tax-advantaged investments.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

	Net Unrealized Gains (Losses) on Fixed Maturity Securities Available-for-Sale	Employee Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)

	(In millions)

Balance, January 1, 2013	$383.0	$(73.7)	$309.3

Other comprehensive (loss) income, net of tax before reclassification adjustment(1)	(205.3)	41.2	(164.1)
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(4.5)	(6.0)	(10.5)

Net other comprehensive (loss) income, net of tax	(209.8)	35.2	(174.6)

Balance, December 31, 2013	173.2	(38.5)	134.7

Other comprehensive income (loss), net of tax before reclassification adjustment(3)	55.3	(0.4)	54.9
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax(4)	(2.1)	1.2	(0.9)

Net other comprehensive income, net of tax	53.2	0.8	54.0

Balance, September 30, 2014	$226.4	$(37.7)	$188.7

(1)	Net of tax benefit of $111.1 million for net unrealized losses on fixed maturity securities and net of tax expense of $22.2 million for employee benefits.
(2)	Net of tax benefits of $3.1 million for net unrealized gains on fixed maturity securities and $3.2 million for employee benefits, respectively.
(3)	Net of tax expense of $27.2 million for net unrealized gains on fixed maturity securities and net of tax benefit of $0.3 million for employee benefits.
(4)	Net of tax benefit of $1.1 million for net unrealized gains on fixed maturity securities and net of tax expense of $0.7 million for employee benefits.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our filings with the Securities and Exchange Commission (“SEC”) include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports. Access to all filed reports is available free of charge on our investor relations website at www.stancorpfinancial.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(Dollars in millions—except share data)
Net income	$71.1	$59.0	$163.1	$163.5
After-tax net capital losses	(3.4)	(5.5)	(4.4)	(8.1)

Net income excluding after-tax net capital losses	$74.5	$64.5	$167.5	$171.6

Net capital losses	$(5.2)	$(8.7)	$(6.8)	$(12.9)
Tax benefit on net capital losses	(1.8)	(3.2)	(2.4)	(4.8)

After-tax net capital losses	$(3.4)	$(5.5)	$(4.4)	$(8.1)

Net income per diluted common share:
Net income	$1.65	$1.32	$3.73	$3.67
After-tax net capital losses	(0.08)	(0.13)	(0.10)	(0.18)

Net income excluding after-tax net capital losses	$1.73	$1.45	$3.83	$3.85

Shareholders’ equity	$2,267.3	$2,117.2	$2,267.3	$2,117.2
Accumulated other comprehensive income	188.7	121.7	188.7	121.7

Shareholders’ equity excluding accumulated other comprehensive income	$2,078.6	$1,995.5	$2,078.6	$1,995.5

Diluted weighted-average common shares outstanding	43,184,170	44,610,358	43,736,832	44,514,600

Net income excluding after-tax net capital losses was $1.73 per diluted share for the third quarter of 2014, compared to $1.45 per diluted share for the third quarter of 2013. The increase in net income per diluted share was primarily due to more favorable claims experience in Employee Benefits and Individual Disability for the third quarter of 2014, partially offset by lower net investment income.

Net income excluding after-tax net capital losses was $3.83 per diluted share for the first nine months of 2014, compared to $3.85 per diluted share for the first nine months of 2013. The decrease in net income per diluted share was primarily due to lower operating expenses for the first nine months of 2013, which included savings due to an amendment of the postretirement medical plan of $20.6 million or $0.30 per diluted share, in the first half of 2013 that did not recur in 2014.

Primary Drivers of Third Quarter and First Nine Months of 2014 results

Employee Benefits premiums decreased 4.4% to $453.9 million for the third quarter of 2014 from $474.7 million for the third quarter of 2013. Employee Benefits premiums decreased 4.6% to $1.38 billion for the first nine months of 2014 from $1.45 billion for the first nine months of 2013. The decreases in premiums for the third quarter and the first nine months of 2014 were primarily due to higher experience rated refunds (“ERRs”) and lower Employee Benefits sales in the first half of 2014 compared to prior periods. ERRs decreased premiums by $10.3 million and $3.2 million for the third quarters of 2014 and 2013, respectively. Excluding the effects of ERRs, premiums decreased 2.9% for the third quarter of 2014 compared to the third quarter of 2013. Employee Benefits annualized new sales were $52.8 million for the third quarter of 2014, compared to $29.7 million for the third quarter of 2013. Employee Benefits annualized new sales were $136.3 million for the first nine months of 2014 compared to $152.5 million for the first nine months of 2013. The increase in sales for the third quarter of 2014 compared to the third quarter of 2013 reflected increased proposal activity, which we believe was partially due to employers being less distracted by economic and federal health care reform issues. The benefit ratio for Employee Benefits was 70.9% for the third quarter of 2014, compared to 75.1% for the third quarter of 2013. The benefit ratio for Employee Benefits was 78.0% for the first nine months of 2014, compared to 79.8% for the first nine months of 2013.The decrease in the benefit ratio for the third quarter of 2014 and first nine months of 2014 was primarily due to more favorable claims experience for our group life and group disability businesses. Contributing to the decrease in the benefit ratio was a 25 basis point increase in the discount rate for the third quarter of 2014 and first nine months of 2014 compared to the prior periods. See “Business Segments—Insurance Services”.

Individual Disability premiums were $50.3 million for the third quarter of 2014, compared to $48.3 million for the third quarter of 2013 and were $147.3 million for the first nine months of 2014, compared to $142.0 million for the first nine months of 2013. The Individual Disability benefit ratio was 67.8% for the third quarter of 2014, compared to 72.9% for the third quarter of 2013 and was 67.1% for the first nine months of 2014, compared to 66.1% for the first nine months of 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis.

Asset Management reported income before income taxes of $20.8 million for the third quarter of 2014, compared to $21.9 million for the third quarter of 2013 and $59.2 million for the first nine months of 2014, compared to $59.8 million for the first nine months of 2013.

We deployed approximately $166 million of capital through the repurchase of shares and debt for the first nine months of 2014, while maintaining a strong balance sheet and growing book value per share, excluding AOCI, by 7.9% over the past 12 months.

For a discussion of our consolidated results of operations and business segment results, see “Consolidated Results of Operations”.

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment valuations, the reserves for future policy benefits and claims, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets, pension and postretirement benefit plans and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. These estimates have a material effect on our results of operations and financial condition.

Investment Valuations

Fixed Maturity Securities

Capital gains and losses for fixed maturity securities are recognized using the specific identification method. If a fixed maturity security’s fair value declines below its amortized cost, we assess whether the decline is other than temporary.

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

We maintain an internally identified list of fixed maturity securities with characteristics that could indicate potential impairment (“watch list”). At September 30, 2014, our fixed maturity securities watch list totaled $6.6 million at both fair value and amortized cost after OTTI. We recorded $0.3 million and $0.4 million of OTTI related to credit loss for the third quarter and the first nine months of 2014, respectively, compared to credit losses of $0.4 million and $1.0 million of OTTI for the third quarter and the first nine months of 2013, respectively. We recorded no OTTI related to noncredit loss for the third quarter and the first nine months of 2014 and 2013. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the unaudited condensed consolidated balance sheets. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 6—Fair Value” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the unaudited condensed consolidated statements of comprehensive income (loss).

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

Total real estate was $44.3 million at September 30, 2014, compared to $65.7 million at December 31, 2013. The $21.4 million decrease in total real estate for the first nine months of 2014 was primarily due to the sale of Real Estate Owned.

Other Invested Assets

Other invested assets include tax-advantaged investments, derivative instruments, policy loans and common stock. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged Investments

Tax-advantaged investments are accounted for under the equity method of accounting. These investments are structured as limited partnerships for the purpose of investing in the construction and rehabilitation of low-income housing and projects that benefit low income communities, and to provide favorable returns to investors. We have purchased tax-advantaged investments opportunistically due to the higher risk-adjusted returns. The primary sources of investment return are tax credits and the tax benefits derived from operating losses, both of which may exhibit variability over the life of the investment. Tax credits received from these investments are reported in our consolidated statements of income as either a reduction of state premium taxes, or a reduction of income taxes based on the nature of the credit. Our share of the operating losses of the limited partnerships decreases the carrying value of the investments and is reported as a component of net investment income. If the net present value of expected future cash flows of the tax-advantaged investments is less than the current book value of the investments, we evaluate whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss.

Derivative Instruments

Interest rate swaps are recognized as either other invested assets or other liabilities in our consolidated balance sheets and are reported at fair value. The accounting for an interest rate swap depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. To qualify for hedge accounting, we formally document the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a fair value hedge or a cash flow hedge at the inception of the hedging transaction. Included in this documentation is how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities on our balance sheets as well as a description of the method that will be used to retrospectively and prospectively assess the hedge effectiveness, the method that will be used to measure ineffectiveness and how this ineffectiveness will be accounted for.

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

Changes in the fair value of an interest rate swap designated as a fair value hedge, including amounts measured as ineffective, and changes in the fair value of the hedged item, are recognized in the consolidated statements of income as a component of net capital gains and losses. The gain or loss on the termination of a fair value hedge is recognized in the consolidated statements of income as a component of net capital gains and losses during the period in which the termination occurs. When interest rate swaps are used in hedge accounting relationships, periodic settlements are recorded in net investment income.

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

Index-based guarantees embedded in indexed annuities (“index-based interest guarantees”) and Standard & Poor’s (“S&P”) 500 Index options (“S&P 500 Index options”) do not qualify for hedge accounting. We sell indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, we have the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. We estimate the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded in interest credited.

We purchase S&P 500 Index options for our interest crediting strategy used in our indexed annuity product. The S&P 500 Index options are purchased from investment banks and are selected in a manner that supports the amount of interest that is expected to be credited in the current year to annuity policyholder accounts that are dependent on the performance of the S&P 500 Index. The purchase of S&P 500 Index options is a pivotal part of our risk management strategy for indexed annuity products. The S&P 500 Index options are exclusively used for risk management. Changes in the fair value of S&P 500 Index options are recorded in net investment income.

Cash settlement activity of derivative contracts is reported in the consolidated statements of cash flows as a component of proceeds from or acquisition of other invested assets.

In the consolidated balance sheets, we offset fair value amounts recognized for interest rate swaps. See Item 1— “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

Policy Loans

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Common Stock

In 2013, Standard became a member of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”) and purchased the required common stock for membership. Standard’s investment in common stock of FHLB of Seattle, relates to Standard’s membership and activity in the FHLB of Seattle, is carried at par value and accounted for under the cost method. We periodically evaluate FHLB of Seattle common stock for OTTI. Our determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.

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

The following table sets forth total reserve balances by reserve type:

	September 30, 2014	December 31, 2013

	(In millions)
Reserves:
Policy reserves	$1,072.9	$1,073.3
Claim reserves	4,745.1	4,773.6

Total reserves	$5,818.0	$5,846.9

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

The following table sets forth total reserve balances by calculation methodology:

	September 30, 2014	Percent of Total	December 31, 2013	Percent of Total

	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,170.4	88.9%	$5,180.9	88.6%
Reserves determined by internally-developed formulas	633.8	10.9	650.5	11.1
Reserves based on subjective judgment	13.8	0.2	15.5	0.3

Total reserves	$5,818.0	100.0%	$5,846.9	100.0%

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

The following table sets forth policy reserves by block of business:

	September 30, 2014	December 31, 2013

	(In millions)
Policy reserves:
Individual disability insurance	$262.3	$249.7
Individual and group immediate annuity businesses	218.6	220.0
Individual life insurance	592.0	603.6

Total policy reserves	$1,072.9	$1,073.3

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

The following table sets forth total claim reserves by block of business:

	September 30, 2014	December 31, 2013

	(In millions)
Claim reserves:
Group disability insurance	$3,196.8	$3,234.7
Individual disability insurance	818.3	787.2
Group life insurance	730.0	751.7

Total claim reserves	$4,745.1	$4,773.6

Group and individual disability insurance

Claim reserves for our disability products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

The discount rate used for newly incurred long term disability claim reserves and life waiver reserves was 4.00%, 3.75% and 3.75% at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

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

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the third quarter of 2014 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long term trends compared to reserving assumptions for our group long term disability insurance, we did not adjust our IBNR claims reserves for both the third quarter of 2014 and 2013.

We evaluate the claim termination rate assumptions for the reserves on a small Minnesota Life Insurance Company (“Minnesota Life”) block of individual disability claims annually. These assumptions were refined in the third quarter of 2014, resulting in an increase in reserves of $2.6 million. Our block of business is relatively small, and as a result, we view a blend of established industry tables and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and the use of available industry tables, and if necessary, will adjust reserves accordingly. We also refined our reserve calculation for certain other individual disability reserves in the third quarter of 2014, which resulted in a decrease in our individual disability reserves of $0.9 million. The combination of these adjustments resulted in an overall net increase to individual disability reserves of $1.7 million in the third quarter of 2014. Reserve adjustments made in the third quarter of 2013 resulted in an overall net increase in reserves of $3.6 million.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	September 30,	December 31,	Percent
	2014	2013	Change

	(Dollars in millions)
DAC	$330.0	$319.1	3.4%
VOBA	18.5	20.1	(8.0)
Other intangible assets	27.7	32.1	(13.7)

Total DAC, VOBA and other intangible assets	$376.2	$371.3	1.3

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability business assumed from Minnesota Life and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $70.3 million and $68.7 million at September 30, 2014 and December 31, 2013, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent

	(Dollars in millions)
DAC	$79.2	24.0%	$80.1	25.1%
VOBA	3.9	21.1	4.3	21.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The impact of unlocking in prior periods on DAC and VOBA balances was a decrease of $1.1 million and an increase of $0.3 million for the third quarters of 2014 and 2013, respectively. The impact of unlocking in prior periods on DAC and VOBA balances was a decrease of $1.9 million and $0.9 million for the first nine months of 2014 and 2013, respectively.

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management business acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 6.5 years. The marketing agreement accompanied with the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $47.0 million and $42.6 million at September 30, 2014 and December 31, 2013, respectively.

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

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. As of 2006, participation in the postretirement benefit plan was closed to new participants. This plan is sponsored and administered by Standard. An amendment announced in 2012 reduced future benefits for plan participants that did not retire by July 1, 2013.

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

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income, tax credits and the inclusion of state and local income taxes, net of the federal tax benefit. In addition, tax credits received due to the purchases of tax-advantaged investments can also impact our federal tax rate. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes.”

Management is required to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions, as determined and measured by this interpretation, cannot be recognized in our financial statements.

We record interest paid on income tax liabilities as interest expense. Income tax penalties incurred are recorded as an operating expense. Currently, the years 2011 through 2013 are open for audit by the IRS.

BASIS OF PRESENTATION

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium growth in Insurance Services and administrative fee and net investment income growth in Asset Management have been the primary drivers of consolidated revenue growth.

Premiums

Premiums for Insurance Services are the primary driver of consolidated premiums and are affected by sales, persistency, organic growth in Employee Benefits and ERRs. Organic growth in Employee Benefits is derived from existing policyholders’ employment and wage growth. ERRs represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provide for additional premiums to be paid when claims experience is less favorable than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

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

Administrative Fees

Administrative fees for Asset Management include asset-based and plan-based fees related to our retirement plans and private client wealth management businesses and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fees is the level of assets under administration for retirement plans, which is driven by equity and debt market performance and net customer deposits. Assets under administration that produce administrative fees include retirement plan group annuity and separate account products, retirement plan trust products, private client wealth management and commercial mortgage loans under administration for other investors.

Administrative fees for Insurance Services are primarily derived from insurance products for which we provide only administrative services and absence management services.

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, portfolio yields, fluctuations in the change in fair value of our S&P 500 Index options related to our equity indexed annuity product, commercial mortgage loan prepayment fee revenues, bond call premiums on fixed maturity securities and operating losses related to our tax-advantaged investments.

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

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees in Asset Management and interest paid on life insurance proceeds on deposit in Insurance Services. Interest credited is primarily affected by the following factors:

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

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income, tax credits and the inclusion of state and local income taxes, net of the federal tax benefit.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations and key indicators:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

	(Dollars in millions—except per share data)
Revenues:
Premiums	$507.3	$524.4	(3.3)%	$1,536.6	$1,595.7	(3.7)%
Administrative fees	32.8	30.5	7.5	97.0	89.6	8.3
Net investment income	147.1	155.8	(5.6)	447.5	469.1	(4.6)
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(0.3)	(0.4)	(25.0)	(0.4)	(1.0)	(60.0)
All other net capital losses	(4.9)	(8.3)	(41.0)	(6.4)	(11.9)	(46.2)

Total net capital losses	(5.2)	(8.7)	(40.2)	(6.8)	(12.9)	(47.3)

Total revenues	682.0	702.0	(2.8)	2,074.3	2,141.5	(3.1)

Benefits and expenses:
Benefits to policyholders	360.8	395.0	(8.7)	1,188.1	1,260.9	(5.8)
Interest credited	38.7	43.9	(11.8)	122.8	130.8	(6.1)
Operating expenses	119.9	114.8	4.4	348.3	324.3	7.4
Commissions and bonuses	53.2	51.9	2.5	154.7	156.5	(1.2)
Premium taxes	7.5	9.1	(17.6)	24.7	27.7	(10.8)
Interest expense	7.8	8.6	(9.3)	24.1	25.7	(6.2)
Net increase in DAC, VOBA and other intangible assets	(2.8)	(3.1)	(9.7)	(2.0)	(5.0)	(60.0)

Total benefits and expenses	585.1	620.2	(5.7)	1,860.7	1,920.9	(3.1)

Income before income taxes	96.9	81.8	18.5	213.6	220.6	(3.2)
Income taxes	25.8	22.8	13.2	50.5	57.1	(11.6)

Net income	$71.1	$59.0	20.5	$163.1	$163.5	(0.2)

Net Income per common share:
Basic	$1.66	$1.33	$0.33	$3.76	$3.69	$0.07
Diluted	1.65	1.32	0.33	3.73	3.67	0.06

Weighted-average common shares outstanding:
Basic	42,777,337	44,271,160	(3.4)%	43,324,269	44,307,863	(2.2)%
Diluted	43,184,170	44,610,358	(3.2)	43,736,832	44,514,600	(1.7)

Key indicators:
Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	70.9%	75.1%		78.0%	79.8%
Individual Disability	67.8	72.9		67.1	66.1

Total assets under administration	$25,974.0	$23,788.1	9.2%	$25,974.0	$23,788.1	9.2%
Consolidated portfolio yields:
Fixed maturity securities	4.03%	4.45%		4.03%	4.45%
Commercial mortgage loans	5.66	5.89		5.66	5.89
Combined federal and state effective income tax rate	26.6	27.9		23.6	25.9

Third Quarter of 2014 Compared to Third Quarter of 2013

Net income was $71.1 million for the third quarter of 2014, compared to $59.0 million for the third quarter of 2013. The increase in net income was primarily due to more favorable claims experience in Employee Benefits and Individual Disability, partially offset by lower net investment income.

Revenues

The decrease in revenues for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to lower Employee Benefits premiums and lower net investment income. The decrease was partially offset by an increase in Individual Disability premiums, an increase in Asset Management administrative fees and a decrease in net capital losses. See “Business Segments—Insurance Services”, “Business Segments—Asset Management” and “Business Segments—Other.”

Premiums

The decrease in premiums for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to lower Employee Benefits premiums as a result of higher ERRs and lower Employee Benefits sales in the first nine months of 2014 when compared to prior periods. See “Business Segments—Insurance Services”.

Administrative Fees

The increase in administrative fees for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the increase in administrative fees from Asset Management as a result of an increase in assets under administration. The increase in assets under administration was primarily related to higher equity values and positive cash flows for retirement plan assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The decrease in net investment income for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans, and an increase in operating losses on tax-advantaged investments. Operating losses on tax-advantaged investments reduced net investment income by $6.3 million for the third quarter of 2014, compared to $3.4 million for the third quarter of 2013. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Net Capital Losses

The decrease in net capital losses for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a decrease in capital losses associated with the sales of Real Estate and higher net capital gains related to the sale of certain fixed maturity securities. This was partially offset by a higher provision to our commercial mortgage loan loss allowance. See “Business Segments—Other.”

Benefits to Policyholders

The decrease in benefits to policyholders for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability. The decrease in benefits to policyholders for Employee Benefits for the third quarter of 2014 was primarily due to more favorable claims experience in the group life and group disability businesses. See “Business Segments—Insurance Services.”

Interest Credited

The decrease in interest credited for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based interest guarantees, which decreased interest credited by $0.5 million for the third quarter of 2014, compared to an increase of $1.6 million for the third quarter of 2013. The decrease was partially offset by an increase in interest credited due to an increase in our retirement plan general account assets under administration. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to an increase in headcount and other compensation related costs. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Commissions and Bonuses

The increase in commissions and bonuses for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to an increase in individual annuity sales during the third quarter of 2014 compared to the third quarter of 2013. See “Business Segments—Asset Management.”

Premium taxes

The decrease in premium taxes for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the utilization of state tax credits during the third quarter of 2014.

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to an increase in DAC amortization for individual annuities related to unlocking. This was partially offset by an increase in deferrals for individual annuities, which was primarily due to an increase in individual annuity sales. See “Business segments—Asset Management.”

Income Taxes

The decrease in the effective income tax rate for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to higher utilization of tax credits during the third quarter of 2014 due to the purchases of tax-advantaged investments. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes” for more information.

First Nine Months of 2014 Compared to First Nine Months of 2013

Net income was $163.1 million for the first nine months of 2014, compared to $163.5 million for the first nine months of 2013. Operating expenses for the first nine months of 2013 included savings due to an amendment of our postretirement medical plan of $20.6 million that did not recur for the first nine months of 2014.

Revenues

The decrease in revenues for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower Employee Benefits premiums and lower net investment income. The decrease was partially offset by an increase in Asset Management administrative fees, an increase in Individual Disability premiums and a decrease in net capital losses. See “Business Segments—Insurance Services,” “Business Segments—Asset Management” and “Business Segments—Other.”

Premiums

The decrease in premiums for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower Employee Benefits premiums as a result of higher ERRs and lower Employee Benefits sales for the first nine months of 2014 compared to prior periods. See “Business Segments—Insurance Services.”

Administrative Fees

The increase in administrative fees for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the increase in administrative fees from Asset Management as a result of an increase in assets under administration. The increase in assets under administration was primarily related to higher equity values and positive cash flows for retirement plan assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The decrease in net investment income for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans and an increase in operating losses on tax-advantaged investments. Operating losses on tax-advantaged investments were $16.1 million for the first nine months of 2014, compared to $10.2 million for the first nine months of 2013. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Net Capital Losses

The decrease in net capital losses for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower capital losses associated with the sales of Real Estate and a decrease in the provision to our commercial mortgage loan loss allowance. This was partially offset by lower net capital gains related to the sale of certain fixed maturity securities. See “Business Segments—Other.”

Benefits to Policyholders

The decrease in benefits to policyholders for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to more favorable claims experience in Employee Benefits which was primarily due to more favorable claims experience in the group life and group disability businesses. See “Business Segments—Insurance Services.”

Interest Credited

The decrease in interest credited for the first nine months of 2014 compared to the first nine months of 2013, was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based interest guarantees, which increased interest credited by $3.5 million for the first nine months of 2014, compared to an increase of $6.1 million for the first nine months of 2013. The decrease was partially offset by an increase in interest credited due to an increase in our retirement plan general account assets under administration. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to expense management actions taken in the first half 2013, which included savings due to an amendment of our postretirement medical plan of $20.6 million for the first half 2013 that did not reoccur in 2014. See “Business Segments—Other.”

Commissions and Bonuses

The decrease in commissions and bonuses for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower Employee Benefits premiums and sales. See “Business Segments—Insurance Services.”

Premium taxes

The decrease in premium taxes for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the utilization of state tax credits during the first nine months of 2014.

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to an increase in the margin between net investment income and interest credited for our fixed deferred annuity products and an increase in DAC amortization for individual annuities related to unlocking. This was partially offset by a decrease in deferrals for individual annuities, which was primarily due to lower individual annuity sales. See “Business Segments—Asset Management.”

Income Taxes

The decrease in the effective income tax rate for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to higher utilization of tax credits during the first nine months of 2014 from the purchases of tax-advantaged investments. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes” for more information.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee Benefits	75.3%	76.4%	75.7%	77.0%
Individual Disability	9.2	8.7	9.0	8.4

Total Insurance Services	84.5	85.1	84.7	85.4
Asset Management	15.5	14.9	15.3	14.6

Total	100.0%	100.0%	100.0%	100.0%

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments.

The following tables set forth our Insurance Services results of operations and key indicators:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change
	(Dollars in millions)
Revenues:
Premiums:
Group life and AD&D	$202.0	$210.4	(4.0)%	$605.1	$640.3	(5.5)%
Group long term disability	187.1	191.3	(2.2)	565.7	589.6	(4.1)
Group short term disability	55.2	56.4	(2.1)	167.0	171.9	(2.9)
Group other	19.9	19.8	0.5	58.5	58.1	0.7
Experience rated refunds	(10.3)	(3.2)	221.9	(15.7)	(12.0)	30.8

Total Employee Benefits	453.9	474.7	(4.4)	1,380.6	1,447.9	(4.6)
Individual Disability	50.3	48.3	4.1	147.3	142.0	3.7

Total premiums	504.2	523.0	(3.6)	1,527.9	1,589.9	(3.9)

Administrative fees:
Employee Benefits	3.8	3.8	---	12.2	10.7	14.0
Individual Disability	---	0.1	(100.0)	0.1	0.2	(50.0)

Total administrative fees	3.8	3.9	(2.6)	12.3	10.9	12.8

Net investment income:
Employee Benefits	60.7	65.8	(7.8)	185.2	201.4	(8.0)
Individual Disability	13.0	13.2	(1.5)	39.1	39.5	(1.0)

Total net investment income	73.7	79.0	(6.7)	224.3	240.9	(6.9)

Total revenues	581.7	605.9	(4.0)	1,764.5	1,841.7	(4.2)

Benefits and expenses:
Benefits to policyholders:
Employee Benefits	321.1	356.0	(9.8)	1,073.7	1,153.1	(6.9)
Individual Disability	34.1	35.2	(3.1)	98.9	93.9	5.3

Total benefits to policyholders	355.2	391.2	(9.2)	1,172.6	1,247.0	(6.0)

Interest credited:
Employee Benefits	0.7	0.6	16.7	2.6	2.8	(7.1)

Total interest credited	0.7	0.6	16.7	2.6	2.8	(7.1)

Operating expenses:
Employee Benefits	82.2	79.0	4.1	238.3	232.8	2.4
Individual Disability	7.1	7.1	---	20.7	19.7	5.1

Total operating expenses	89.3	86.1	3.7	259.0	252.5	2.6

Commissions and bonuses:
Employee Benefits	30.5	30.4	0.3	93.5	96.5	(3.1)
Individual Disability	12.9	13.1	(1.5)	35.6	35.4	0.6

Total commissions and bonuses	43.4	43.5	(0.2)	129.1	131.9	(2.1)

Premium taxes:
Employee Benefits	6.6	8.1	(18.5)	22.0	24.7	(10.9)
Individual Disability	0.9	1.0	(10.0)	2.7	3.0	(10.0)

Total premium taxes	7.5	9.1	(17.6)	24.7	27.7	(10.8)

Net decrease (increase) in DAC, VOBA and other intangible assets:
Employee Benefits	0.4	1.6	(75.0)	(0.3)	0.9	(133.3)
Individual Disability	(4.1)	(4.5)	(8.9)	(8.9)	(9.6)	(7.3)

Total net increase in DAC, VOBA and other intangible assets	(3.7)	(2.9)	27.6	(9.2)	(8.7)	5.7

Total benefits and expenses	492.4	527.6	(6.7)	1,578.8	1,653.2	(4.5)

Income before income taxes	$89.3	$78.3	14.0	$185.7	$188.5	(1.5)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

	(Dollars in millions)
Key indicators:
Annualized new sales:
Employee Benefits	$52.8	$29.7	77.8%	$136.3	$152.5	(10.6)%
Individual Disability	7.3	6.8	7.4	16.7	16.1	3.7

Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	70.9%	75.1%		78.0%	79.8%
Individual Disability	67.8	72.9		67.1	66.1

Operating expense ratio (% of premiums):
Employee Benefits	18.1	16.6		17.3	16.1
Individual Disability	14.1	14.7		14.1	13.9

Discount rate	4.00	3.75		4.00	3.75

Third Quarter of 2014 Compared to Third Quarter of 2013

Income before income taxes was $89.3 million for the third quarter of 2014 for Insurance Services, compared to $78.3 million for the third quarter of 2013. The increase in income before income taxes was primarily due to more favorable claims experience in Employee Benefits and Individual Disability, partially offset by lower Employee Benefits premiums and lower net investment income for the third quarter of 2014 compared to the third quarter of 2013.

Premiums

The decrease in premiums for Employee Benefits for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to higher ERRs and lower Employee Benefits sales for the first nine months of 2014 compared to prior periods. ERRs decreased premiums by $10.3 million and $3.2 million for the third quarter of 2014 and 2013, respectively. The increase in annualized new sales reflected increased proposal activity, which we believe was partially due to employers being less distracted by economic and federal health care reform issues. See “Basis of Presentation—Premiums.”

The increase in premiums for Individual Disability for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to sales of new policies.

Net Investment Income

The decrease in net investment income for Insurance Services for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans.

Benefits to Policyholders (including interest credited)

The decrease in benefits to policyholders (including interest credited) for Insurance Services for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability. The decrease in benefits to policyholders for Employee Benefits was primarily due to favorable claims experience in the group life and group disability businesses. Long term disability claims incidence levels decreased 6.4% for the third quarter of 2014 compared to the third quarter of 2013. In addition, death claim closures for long term disability increased 10.3% for the third quarter of 2014 compared to third quarter of 2013.

Contributing to the decrease in the Employee Benefits benefit ratio was an increase of 25 basis points in the discount rate used for newly established long term disability claims reserves for the third quarter of 2014 compared to the third quarter of 2013. A 25 basis point increase or decrease in the discount rate for newly established claim reserves results in a corresponding increase or decrease in quarterly pre-tax income of approximately $2 million. The increase in the discount rate was primarily due to the mix and timing of new investments we acquired and the yields on these new investments. The benefit ratio can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefit and Claims” for more information.

The favorable claims experience for the third quarter of 2014 did not result in a significant change in our underlying assumptions or methods used to determine the estimated reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of economic uncertainty. We carefully monitor trends in reserve assumptions over several quarters and when these trends become credible and are expected to persist, we incorporate these factors into our reserves to ensure the best estimates are established.

The benefit ratio for Individual Disability was 67.8% for the third quarter of 2014, compared to 72.9% for the third quarter of 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis. For further discussion of our reserve methodology, see “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to an increase in compensation related costs and continued investment in the products we offer.

Premium taxes

The decrease in premium taxes for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the utilization of state tax credits during the third quarter of 2014.

First Nine Months of 2014 Compared to First Nine Months of 2013

Income before income taxes was $185.7 million for the first nine months of 2014 for Insurance Services, compared to $188.5 million for the first nine months of 2013. The decrease in income before income taxes was primarily due to a decrease in Employee Benefits premiums and lower net investment income for the first nine months of 2014.

Premiums

The decrease in premiums for Employee Benefits for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to higher ERRs and lower Employee Benefits sales for the first nine months of 2014 compared to prior periods. ERRs decreased premiums by $15.7 million and $12.0 million for the first nine months of 2014 and 2013, respectively.

The decline in sales for the first nine months of 2014 reflected our pricing discipline in a very price sensitive group insurance market. See “Basis of Presentation—Premiums.”

The increase in premiums for Individual Disability for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to sales of new policies.

Net Investment Income

The decrease in net investment income for Insurance Services for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans.

Benefits to Policyholders (including interest credited)

The decrease in benefits to policyholders (including interest credited) for Insurance Services for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to more favorable claims experience in Employee Benefits. The decrease in benefits to policyholders for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to favorable claims experience in the group life and group disability businesses. Long term disability claims incidence levels decreased 2.1% for the first nine months of 2014 compared to the first nine months of 2013.

Contributing to the decrease in the Employee Benefits benefit ratio was an increase of 25 basis points in the discount rate used for newly established long term disability claims reserves for the first nine months of 2014 compared to the first nine months of 2013. A 25 basis point increase or decrease in the discount rate for newly established claim reserves results in a corresponding increase or decrease in quarterly pre-tax income of approximately $2 million. The increase in the discount rate was primarily due to the mix and timing of new investments we acquired and the yields on these new investments. The benefit ratio can fluctuate widely from quarter to quarter and tends to be more stable when measured over a longer period of time. See “Critical Accounting Policies and Estimates—Basis of Presentation” for more information.

The favorable claims experience for the first nine months of 2014 did not result in a significant change in our underlying assumptions or methods used to determine the estimated reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of economic uncertainty. We carefully monitor trends in reserve assumptions over several quarters and when these trends become credible and are expected to persist, we incorporate these factors into our reserves to ensure the best estimates are established.

The benefit ratio for Individual Disability was 67.1% for the first nine months of 2014, compared to 66.1% for first nine months of 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis. See “Critical Accounting Policies and Estimates—Reserves for Future Policy and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to an increase in compensation related costs and continued investments in the products we offer.

Commissions and bonuses

The decrease in commissions and bonuses for Insurance Services for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower Employee Benefits premiums and sales.

Premium taxes

The decrease in premium taxes for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the utilization of state tax credits during the first nine months of 2014.

Asset Management

The following table sets forth our Asset Management results of operations and key indicators:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

	(Dollars in millions)
Revenues:
Premiums:
Retirement plans	$0.5	$0.3	66.7%	$1.7	$1.7	--- %
Individual annuities	2.6	1.1	136.4	7.0	4.1	70.7

Total premiums	3.1	1.4	121.4	8.7	5.8	50.0

Administrative fees:
Retirement plans	25.5	23.5	8.5	74.2	69.3	7.1
Other financial services businesses	8.4	7.8	7.7	25.0	23.4	6.8

Total administrative fees	33.9	31.3	8.3	99.2	92.7	7.0

Net investment income:
Retirement plans	28.1	26.2	7.3	83.9	75.4	11.3
Individual annuities	37.2	43.4	(14.3)	116.9	131.6	(11.2)
Other financial services businesses	4.1	3.8	7.9	10.3	10.4	(1.0)

Total net investment income	69.4	73.4	(5.4)	211.1	217.4	(2.9)

Total revenues	106.4	106.1	0.3	319.0	315.9	1.0

Benefits and expenses:
Benefits to policyholders	5.6	3.8	47.4	15.5	13.9	11.5
Interest credited	38.0	43.3	(12.2)	120.2	128.0	(6.1)
Operating expenses	31.3	28.9	8.3	91.3	85.9	6.3
Commissions and bonuses	9.8	8.4	16.7	25.6	24.6	4.1
Net decrease (increase) in DAC, VOBA and other intangible assets	0.9	(0.2)	550.0	7.2	3.7	94.6

Total benefits and expenses	85.6	84.2	1.7	259.8	256.1	1.4

Income before income taxes	$20.8	$21.9	(5.0)	$59.2	$59.8	(1.0)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

	(Dollars in millions)
Key indicators:
Interest credited (% of net investment income):
Retirement plans	58.7%	55.0%		57.9%	54.5%
Individual annuities	56.7	66.6		60.9	66.0
Retirement plans annualized operating expenses (% of average assets under administration)	0.47%	0.51%		0.48%	0.52%
Commercial mortgage loans originated	$303.5	$414.1	(26.7)%	$920.6	$1,051.9	(12.5)%
Individual annuity sales	124.0	118.3	4.8	258.7	306.3	(15.5)

				September 30,
				2014	2013	Percent Change

				(Dollars in millions)
Assets under administration:
Retirement plans general account				$2,663.0	$2,229.7	19.4%
Retirement plans separate account				7,031.9	6,010.0	17.0

Total retirement plans insurance products				9,694.9	8,239.7	17.7
Retirement plans trust products				8,838.5	8,277.1	6.8
Individual annuities				3,290.8	3,390.1	(2.9)
Commercial mortgage loans for other investors				3,255.0	2,983.4	9.1
Private client wealth management				894.8	897.8	(0.3)

Total assets under administration				$25,974.0	$23,788.1	9.2

Third Quarter of 2014 Compared to Third Quarter of 2013

Income before income taxes was $20.8 million for the third quarter of 2014 for Asset Management, compared to $21.9 million for the third quarter of 2013.

Administrative Fees

The increase in administrative fees for Asset Management for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to an increase in assets under administration, primarily related to higher equity values and positive cash flow for retirement plan assets under administration. Assets under administration increased 9.2% to $25.97 billion at September 30, 2014, compared to $23.79 billion at September 30, 2013.

Net Investment Income

The decrease in net investment income for Asset Management for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to lower portfolio yields for both fixed-maturity securities and commercial mortgage loans, partially offset by an increase in retirement plans general account assets under administration.

Benefits to Policyholders

The increase in benefits to policyholders for Asset Management for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to an increase in premiums for single-premium life-contingent annuity products. See “Basis of Presentation—Premiums.”

Interest Credited

The decrease in interest credited for Asset Management for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based interest guarantees, which decreased interest credited by $0.5 million for the third quarter of 2014, compared to an increase of $1.6 million for the third quarter of 2013. The decrease was partially offset by an increase in interest credited due to an increase in our retirement plan general account assets under administration.

Operating Expenses

The increase in operating expenses for Asset Management for the third quarter of 2014 compared to the third quarter of 2013 was primarily to support business growth, consistent with growth in assets under administration.

Commissions and Bonuses

The increase in commissions and bonuses for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to an increase in individual annuity sales during the third quarter of 2014 compared to the third quarter of 2013.

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to an increase in DAC amortization for individual annuities related to unlocking. This was partially offset by an increase in deferrals for individual annuities, which was primarily due to an increase in individual annuity sales. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets” for more information.

First Nine Months of 2014 Compared to First Nine Months of 2013

Income before income taxes was $59.2 million for the first nine months of 2014 for Asset Management, compared to $59.8 million for the first nine months of 2013. The decrease was primarily due to higher operating expenses and the change in fair value of the hedging assets and liabilities related to our equity indexed annuity product. This was partially offset by an increase in administrative fees due to an increase in assets under administration.

Administrative Fees

The increase in administrative fees for Asset Management for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to an increase in assets under administration, primarily reflecting higher equity values and positive cash flows for retirement plan assets under administration. Assets under administration increased 9.2% to $25.97 billion at September 30, 2014, compared to $23.79 billion at September 30, 2013.

Net Investment Income

The decrease in net investment income for Asset Management for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower portfolio yields for both fixed security maturities and commercial mortgage loans and lower contributions from the change in fair value of the S&P 500 Index options related to our equity indexed annuity product. The change in fair value of the S&P 500 Index options increased net investment income by $5.3 million for the first nine months of 2014, compared to an increase of $9.7 million for the first nine months of 2013. The decrease was partially offset by bond call premiums and commercial mortgage loan prepayment fee revenue of $8.4 million for the first nine months of 2014 compared to $5.1 million for the first nine months of 2013.

Benefits to Policyholders

The decrease in benefits to policyholders for Asset Management for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to favorable mortality experience in the individual annuity business. See “Basis of Presentation—Premiums.”

Interest Credited

The decrease in interest credited for Asset Management for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based interest guarantees, which increased interest credited by $3.5 million for the first nine months of 2014, compared to an increase of $6.1 million for the first nine months of 2013. The decrease was partially offset by an increase in interest credited due to an increase in our retirement plan general account assets under administration.

Operating Expenses

The increase in operating expenses for Asset Management for the first nine months of 2014 compared to the first nine months of 2013 was primarily to support business growth, consistent with growth in assets under administration.

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to an increase in the margin between net investment income and interest credited for our fixed deferred annuity products and an increase in DAC amortization for individual annuities related to unlocking. This was partially offset by a decrease in deferrals for individual annuities, which was primarily due to lower individual annuity sales. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets” for more information.

Other

We report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, operations of certain unallocated subsidiaries, holding company expenses, interest on debt, unallocated expenses, net capital gains and losses and adjustments made in consolidation.

The following table sets forth results and key indicators for the Other category:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Dollar Change	2014	2013	Dollar Change

	(Dollars in millions)
Revenues:
Administrative fees	$(4.9)	$(4.7)	$(0.2)	$(14.5)	$(14.0)	$(0.5)
Net investment income	4.0	3.4	0.6	12.1	10.8	1.3
Net capital losses:
OTTI on fixed maturity securities	(0.3)	(0.4)	0.1	(0.4)	(1.0)	0.6
All other net capital losses	(4.9)	(8.3)	3.4	(6.4)	(11.9)	5.5

Total net capital losses	(5.2)	(8.7)	3.5	(6.8)	(12.9)	6.1

Total revenues	(6.1)	(10.0)	3.9	(9.2)	(16.1)	6.9

Benefits and expenses:
Operating expenses	(0.7)	(0.2)	(0.5)	(2.0)	(14.1)	12.1
Interest expense	7.8	8.6	(0.8)	24.1	25.7	(1.6)

Total benefits and expenses	7.1	8.4	(1.3)	22.1	11.6	10.5

Loss before income taxes	$(13.2)	$(18.4)	$5.2	$(31.3)	$(27.7)	$(3.6)

Key indicators:
Net capital gains (losses):
Fixed maturity securities	$1.0	$(0.5)	$1.5	$3.3	$6.1	$(2.8)
Commercial mortgage loans	(5.1)	(3.0)	(2.1)	(6.3)	(11.0)	4.7
Real Estate	(0.9)	(5.2)	4.3	(1.5)	(6.3)	4.8
Other	(0.2)	---	(0.2)	(2.3)	(1.7)	(0.6)

Total net capital losses	$(5.2)	$(8.7)	$3.5	$(6.8)	$(12.9)	$6.1

Provision to our commercial mortgage loan loss allowance	$(5.9)	$(3.8)	$(2.1)	$(8.1)	$(12.8)	$4.7

Third Quarter of 2014 Compared to Third Quarter of 2013

The Other category reported a loss before income taxes of $13.2 million for the third quarter of 2014, compared to a loss before income taxes of $18.4 million for the third quarter of 2013. Net capital losses were $5.2 million for the third quarter of 2014, compared to $8.7 million for the third quarter of 2013. The loss before income taxes excluding net capital losses was $8.0 million for the third quarter of 2014, compared to $9.7 million for the third quarter of 2013.

Net Investment Income

The increase in net investment income for the Other category for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the timing and mix of investments allocated to the Other category.

Net Capital Losses

The decrease in net capital losses for the Other category for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a decrease in capital losses associated with the sales of Real Estate and higher net capital gains related to the sale of certain fixed maturity securities. This was partially offset by a higher provision to our commercial mortgage loan loss allowance.

Interest Expense

The decrease in interest expense for the Other category for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the $47.1 million repurchase of junior subordinated debentures (“Subordinated Debt”) in the first quarter of 2014. We had $252.9 million of Subordinated Debt outstanding at September 30, 2014, compared to $300.0 million outstanding at September 30, 2013. See “Liquidity and Capital Resources—Financing Cash Flows.”

First Nine Months of 2014 Compared to First Nine Months of 2013

The Other category reported a loss before income taxes of $31.3 million for the first nine months of 2014, compared to a loss before income taxes of $27.7 million for the first nine months of 2013. Net capital losses were $6.8 million for the first nine months of 2014, compared to $12.9 million for the first nine months of 2013. The loss before income taxes excluding net capital losses was $24.5 million for the first nine months of 2014, compared to $14.8 million for the first nine months of 2013.

Net Investment Income

The increase in net investment income for the Other category for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a larger amount of invested assets allocated to the Other category.

Net Capital Losses

The decrease in net capital losses for the Other category for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower capital losses associated with the sales of Real Estate and a decrease in the provision in our commercial mortgage loan loss allowance. These lower capital losses were partially offset by a decrease in net capital gains related to the sale of certain fixed maturity securities.

Operating Expenses

The increase in operating expenses for the Other category for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the result of expense management actions taken in the first half of 2013. Operating expenses were reduced by $20.6 million for the first half of 2013 due to an amendment of our postretirement medical plan that did not recur in 2014. This reduction was partially offset by approximately $4 million of severance costs as a result of other expense management actions recorded in the first half of 2013.

Interest Expense

The decrease in interest expense for Other for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the $47.1 million repurchase of Subordinated Debt in the first quarter of 2014. We had $252.9 million of Subordinated Debt outstanding at September 30, 2014 compared to $300.0 million outstanding at September 30, 2013. See “Liquidity and Capital Resources—Financing Cash Flows.”

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

Interest rate risk management, along with asset-liability analysis, informs us of an appropriate allocation of invested assets to mitigate our interest rate risk exposure. We also use interest rate swaps, whereby we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts as calculated by reference to an agreed notional amount, in fair value hedging relationships to reduce interest rate exposure arising from asset and liability duration mismatches. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items in light of the assets held at September 30, 2014.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.7%, or $280.1 million, of our fixed maturity securities portfolio at September 30, 2014. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 97% of the commercial mortgage loan portfolio contains this type of prepayment provision. In addition, approximately 1% of the commercial mortgage loan portfolio contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $218.0 million for the first nine months of 2014, compared to $252.6 million for the first nine months of 2013. The decrease in operating cash flows for the first nine months of 2014 compared to the same period in 2013 was primarily due to a decrease in future policy benefits and claims due to changes in reserve requirements. This was partially offset by an increase in other assets and liabilities, mainly attributable to timing differences. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds from the sale, maturity or repayment of investments. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $500.3 million and $448.8 million for the first nine months of 2014 and 2013, respectively. The increase in net cash used in investing activities for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower proceeds from fixed maturity securities and acquisition of other invested assets, partially offset by proceeds from commercial mortgage loans for the first nine months of 2014 compared to the first nine months of 2013. The increase in cash used was partially offset by lower acquisitions and originations of commercial mortgage loans for the first nine months of 2014 compared to the first nine months of 2013.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At September 30, 2014, total cash and investments consisted of 56.4% fixed maturity securities, 39.3% commercial mortgage loans, 2.4% of other invested assets and real estate and 1.9% cash and cash equivalents.

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

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$449.2	$20.3	$(2.9)	$466.6
Capital goods	899.0	40.4	(4.8)	934.6
Communications	334.0	19.4	(2.0)	351.4
Consumer cyclical	553.5	24.3	(3.0)	574.8
Consumer non cyclical	958.5	68.0	(3.4)	1,023.1
Energy	572.2	29.6	(4.8)	597.0
Finance	1,838.8	79.2	(7.7)	1,910.3
Utilities	922.9	71.6	(4.5)	990.0
Transportation and other	287.6	15.4	(0.9)	302.1

Total corporate bonds	6,815.7	368.2	(34.0)	7,149.9
U.S. government and agency bonds	267.6	35.8	(0.2)	303.2
U.S. state and political subdivision bonds	126.6	10.1	(0.2)	136.5
Foreign government bonds	58.5	6.5	---	65.0

Total fixed maturity securities	$7,268.4	$420.6	$(34.4)	$7,654.6

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$406.4	$18.4	$(7.9)	$416.9
Capital goods	797.6	38.9	(12.3)	824.2
Communications	335.3	18.6	(4.0)	349.9
Consumer cyclical	511.9	22.9	(5.9)	528.9
Consumer non cyclical	880.2	63.0	(5.8)	937.4
Energy	482.5	30.4	(7.1)	505.8
Finance	1,670.3	75.4	(20.1)	1,725.6
Utilities	900.9	58.1	(10.3)	948.7
Transportation and other	297.0	13.9	(2.6)	308.3

Total corporate bonds	6,282.1	339.6	(76.0)	6,545.7
U.S. government and agency bonds	320.8	32.8	(0.4)	353.2
U.S. state and political subdivision bonds	134.3	6.8	(0.8)	140.3
Foreign government bonds	58.9	6.6	---	65.5
S&P 500 Index Options	15.8	---	---	15.8

Total fixed maturity securities	$6,811.9	$385.8	$(77.2)	$7,120.5

The following table sets forth key indicators of our fixed maturity securities portfolio:

	September 30, 2014	December 31, 2013	Change

	(Dollars in millions)

Fixed maturity securities	$7,654.6	$7,120.5	7.5%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.7%	5.6%
Managed by a third party	$380.3	$362.4	4.9%

Fixed maturity securities on our watch list:
Fair value	$6.6	$2.4	$4.2
Amortized cost after OTTI	6.6	2.4	4.2

Gross unrealized capital gains in our fixed maturity securities portfolio	$420.6	$385.8	$34.8
Gross unrealized capital losses in our fixed maturity securities portfolio	(34.4)	(77.2)	42.8

We recorded OTTI of $0.3 million and $0.4 million for the third quarters of 2014 and 2013, respectively, and $0.4 million and $1.0 million for the first nine months of 2014 and 2013, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at September 30, 2014.

Commercial Mortgage Loans

StanCorp Mortgage Investors, LLC originates and services fixed-rate commercial mortgage loans for the investment portfolios of our insurance subsidiaries and generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors. StanCorp Mortgage Investors originated $303.5 million and $414.1 million of commercial mortgage loans for the third quarters of 2014 and 2013, respectively, and $920.6 million and $1.05 billion for the first nine months of 2014 and 2013, respectively. The level of commercial mortgage loan originations in any period is influenced by market conditions as we respond to changes in interest rates, available spreads and borrower demand.

The following table sets forth commercial mortgage loan servicing data:

	September 30, 2014	December 31, 2013	Percent Change

	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,342.6	$5,404.4	(1.1)%
For other institutional investors	3,255.0	3,056.0	6.5

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	$9.3	$8.5	9.4%

The estimated average loan to value ratio for the overall portfolio was less than 70% at September 30, 2014. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at September 30, 2014. We have the contractual ability to pursue personal recourse on approximately 74% of our loans and partial personal recourse on a majority of the remaining loans. The weighted-average capitalization rate for the portfolio at September 30, 2014 was approximately 9%. Capitalization rates, which vary by property type and geographic region, are used as part of our annual internal analysis of the commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At September 30, 2014, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At September 30, 2014, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2014, we had outstanding commitments to fund commercial mortgage loans totaling $143.9 million, with fixed interest rates ranging from 4.00% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	September 30, 2014	December 31, 2013	Percent Change

	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$10.6	$15.2	(30.3)%
Delinquency rate	0.19%	0.28%
In process of foreclosure	$1.4	$7.4	(81.1)

Restructured commercial mortgage loans	97.6	100.8	(3.2)

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. The decrease in restructured commercial mortgage loans of $3.2 million for the first nine months of 2014 was primarily due to the net activity associated with restructured loans, including loans that paid off, became delinquent or were restructured during the period.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

	(Dollars in millions)
Number of loans foreclosed	3	2	1	6	20	(14)
Book value of loans foreclosed	$1.7	$1.5	$0.2	$5.2	$10.8	$(5.6)
Number of properties foreclosed and transferred to Real Estate Owned	3	1	2	6	17	(11)
Real estate acquired	$1.3	$0.5	$0.8	$4.4	$6.1	$(1.7)

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real Estate Owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. The increase in the book value of real estate acquired for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to more properties being foreclosed. The decrease in the book value of real estate acquired for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to fewer properties being foreclosed. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Dollar Change	2014	2013	Dollar Change

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$44.4	$46.8	$(2.4)	$43.6	$46.6	$(3.0)
Provision	5.9	3.8	2.1	8.1	12.8	(4.7)
Charge-offs	(8.8)	(4.0)	(4.8)	(10.2)	(12.8)	2.6

Ending balance	$41.5	$46.6	$(5.1)	$41.5	$46.6	$(5.1)

Specific loan loss allowance	$24.6	$28.2	$(3.6)	$24.6	$28.2	$(3.6)
General loan loss allowance	16.9	18.4	(1.5)	16.9	18.4	(1.5)

Total commercial mortgage loan loss allowance	$41.5	$46.6	$(5.1)	$41.5	$46.6	$(5.1)

The decrease in the commercial mortgage loan loss allowance at September 30, 2014, compared to September 30, 2013 was primarily due to fewer commercial mortgage loans with a specific loan loss allowance. The increase in charge-offs for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to higher losses related to foreclosures, accepted deeds in lieu of foreclosure and other related charges associated with the commercial mortgage loan portfolio. The decrease in charge-offs for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower losses related to foreclosures, accepted deeds in lieu of foreclosure and other related charges associated with the commercial mortgage loan portfolio.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2014	December 31, 2013	Dollar Change

	(In millions)

Impaired commercial mortgage loans with specific allowances for losses	$77.3	$87.7	$(10.4)
Impaired commercial mortgage loans without specific allowances for losses	21.3	26.6	(5.3)
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(24.6)	(25.9)	1.3

Net carrying value of impaired commercial mortgage loans	$74.0	$88.4	$(14.4)

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The decrease to the net carrying value of impaired commercial mortgage loans at September 30, 2014 compared to December 31, 2013 was primarily due to a decrease in impaired commercial mortgage loans with a specific allowance in our industrial and retail segments for the first nine months of 2014 associated with a small number of borrowers.

See Item 1, “Financial Statements—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7—Investments—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, issuances and repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $166.3 million and $380.9 million for the first nine months of 2014 and 2013, respectively. The $214.6 million decrease in funds provided by financing cash flows for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a $93.4 million decrease in policyholder fund deposits, net of withdrawals, a $48.2 million increase in share repurchases and a $47.1 million repurchase of debt. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a four-year, $250 million senior unsecured revolving credit facility (“Facility”). Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. In June 2014, the termination date of the Facility was extended by one year to June 22, 2018. We expect to use any borrowings under the Facility for working capital, general corporate purposes and for issuance of letters of credit.

Under the facility, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. Under the two financial covenants, we are required to maintain a total debt to total capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.45 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At September 30, 2014, we had a total debt to total capitalization ratio of 19.8% and consolidated net worth of $2.04 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At September 30, 2014, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

We have $250 million of 5.00%, 10-year senior notes (“Senior Notes”), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

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

In 2013, we became a member of the FHLB of Seattle. We issue collateralized funding agreements to the FHLB of Seattle and invest the cash received from advances to support various spread-based businesses and enhance our asset/liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At September 30, 2014, we had $102.1 million outstanding under funding agreements with the FHLB of Seattle. At September 30, 2014, we pledged $135.7 million of commercial mortgage loans as collateral to the FHLB of Seattle for our outstanding advances. There were no assets pledged as collateral to the FHLB of Seattle at December 31, 2013.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target for our statutory insurance subsidiaries is generally to maintain capital and surplus at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The statutory insurance subsidiaries capital and surplus as a percentage of the Company Action Level RBC was estimated to be 435% at September 30, 2014. At September 30, 2014, capital and surplus, adjusted to exclude asset valuation reserves, for our regulated statutory insurance subsidiaries totaled $1.32 billion.

Capital and surplus growth from our statutory insurance subsidiaries is generally a result of generated income, less a charge for business growth, measured by insurance premium growth, which includes individual annuity sales. The level of capital and surplus in excess of targeted RBC we generate varies inversely in relation to the level of our premium growth. As premium growth increases, capital and surplus is used to fund additional reserve requirements, meet increased regulatory capital requirements based on premium and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target level. Higher levels of premium growth can result in increased utilization of capital and surplus beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital and surplus produced by the business exceeds the capital and surplus utilized to meet these requirements, which can result in additional capital and surplus above our targeted RBC level. In assessing our capital and surplus position, we also consider cash and capital at the holding company and non-insurance subsidiaries.

In the third quarter of 2014, Standard transferred its group life reinsurance from an external party to StanCap Insurance Company, Inc. (“StanCap Insurance Company”), who also reinsures Standard’s AD&D insurance business. The result of this transaction increased the RBC ratio at our statutory insurance subsidiaries by approximately 25%.

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

In August 2012, Standard paid an extraordinary cash distribution of $250.0 million to StanCorp from its paid-in and contributed surplus. Standard has a $250.0 million subordinated surplus note (“Surplus Note”), payable to StanCorp. In September 2014, the maturity date of the Surplus Note was extended 15 years from 2027 to 2042. The Surplus Note bears an interest rate of 5.25%, with interest payments due September 30, December 31, March 31 and June 30 of each year. Standard has the right to prepay the principal balance of the Surplus Note, in whole or in part, at any time or from time to time, without penalty. In accordance with the requirements of the National Association of Insurance Commissioners (“NAIC”), the Surplus Note provides that no interest or principal payments may be made by Standard without the prior approval of the Oregon Insurance Division, interest will not be represented as an addition to the instrument, interest will not accrue additional interest and any payments with respect to the Surplus Note will be subordinate to Standard’s other obligations to policyholders, lenders and creditors. As a result of the extraordinary distribution in August 2012, dividends through August 14, 2013 were considered extraordinary.

In September 2014, Standard paid an extraordinary cash distribution of $240.0 million to StanCorp. Concurrently, with the distribution, StanCorp capitalized StanCap Insurance Company. Effective September 30, 2014, StanCap Insurance Company entered into a reinsurance agreement with Standard to reinsure Standard’s group life and AD&D business. This reinsurance agreement between StanCap Insurance Company and Standard replaced the Yearly Renewable Term group life reinsurance agreement with Canada Life Assurance Company, which was terminated effective September 30, 2014. As a result of the extraordinary distribution in September 2014, future dividends will require approval from the Oregon Insurance Division through September 2015 and will be considered extraordinary.

Dividends paid from Standard to StanCorp are based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid a $240.0 million extraordinary cash distribution and a $30.0 million ordinary cash dividend to StanCorp for the third quarters of 2014 and 2013, respectively. Standard paid ordinary cash dividends to StanCorp of $80.0 million and $30.0 million for the first nine months of 2014 and 2013, respectively. Standard paid an extraordinary cash distribution of $240.0 million and extraordinary cash dividends of $60.0 million to StanCorp for the first nine months of 2014 and 2013, respectively.

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

Share Repurchases

On November 13, 2012, our Board of Directors authorized the repurchase of 3.0 million shares of StanCorp common stock through December 31, 2014. (“November 2012 Authorization”). On February 11, 2014, our Board of Directors authorized the repurchase of 3.0 million additional shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization”). The February 2014 Authorization took effect upon the completion of the November 2012 Authorization, which occurred during the second quarter of 2014. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use.

The following table sets forth share repurchases activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(Dollars in millions—except per share data)
Share repurchases:
Shares repurchased	530,898	818,478	1,936,976	1,450,767
Cost of share repurchases	$33.2	$44.1	$119.1	$70.9
Weighted-average price per common share	62.45	53.93	61.48	48.88

Shares remaining under repurchase authorizations	2,418,536	1,549,233	2,418,536	1,549,233

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

The following table sets forth Standard’s financial strength ratings as of October 2014:

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

The following table sets forth our debt ratings and issuer credit ratings as of October 2014:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments in “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions where our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members to pay benefits to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $0.6 million and $1.5 million for the first nine months of 2014 and 2013, respectively. At September 30, 2014, we maintained a reserve of $0.5 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from operations before federal income taxes and net realized capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Dollar			Dollar
	2014	2013	Change	2014	2013	Change

	(In millions)
Statutory Results	$108.9	$87.0	$21.9	$207.8	$182.3	$25.5
Adjusted GAAP Results	102.1	90.5	11.6	220.4	233.5	(13.1)

Difference	$6.8	$(3.5)	$10.3	$(12.6)	$(51.2)	$38.6

The increase in Statutory Results for the third quarter of 2014 compared to third quarter of 2013 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability. The increase in Statutory Results for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to more favorable claims experience in Employee Benefits and an increase in the discount rate used on a statutory basis for newly established long term disability claims reserves during the first nine months of 2014 compared to the first nine months of 2013. The statutory discount rate was 3.50% for the third quarter and first nine months of 2014, compared to 3.00% for the third quarter and first nine months of 2013.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to statutory reserve adjustments. The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the reduction in GAAP operating expenses related to the amendment of the postretirement medical plan of $20.6 million for the first nine months of 2013, which was included in the Adjusted GAAP Results and not recorded in the Statutory Results.

The following table sets forth statutory capital and surplus and the associated asset valuation reserve:

	September 30,	December 31,	Percent
	2014	2013	Change

	(Dollars in millions)
Statutory capital and surplus adjusted to exclude asset valuation reserve	$1,320.5	$1,486.5	(11.2)%
Asset valuation reserve	131.7	127.5	3.3

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

Management of StanCorp Financial Group, Inc. has evaluated, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as defined by the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2014, and designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities—available-for-sale (“fixed maturity securities”), commercial mortgage loans and real estate. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads. Our commercial mortgage loan portfolio is subject to delinquency, default and borrower concentration risks. Related declines in market activity due to overall declining values of fixed maturity securities may result in our fixed maturity securities portfolio becoming less liquid. In addition, our commercial mortgage loans are relatively illiquid and the demand for our real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”) may remain low due to macroeconomic conditions. We may have difficulty selling our fixed maturity securities, commercial mortgage loans and Real Estate Owned at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice, which includes our ability to pledge collateral as required.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market— We do not have any significant debt maturities in the near term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures (“Subordinated Debt”) of $252.9 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2018. We had no outstanding balance on the Facility at September 30, 2014. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•

A decline in equity and debt markets and low interest rates could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long term rate of return on plan assets, inflation rates, mortality rates, and the employee workforce. Changes in the discount rate, inflation rates, mortality rates, or the rate of return on plan assets resulting from economic downturns could increase our required cash contributions or pension-related expenses in future periods. The funding status of the Company’s pension plans is evaluated annually during the fourth quarter.

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

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2014	185,514	$60.73	185,514	2,763,920
August 1-31, 2014	65,284	60.36	65,284	2,698,636
September 1-30, 2014	280,100	64.08	280,100	2,418,536

Total third quarter	530,898	62.45	530,898	2,418,536

On February 11, 2014, our Board of Directors authorized the repurchase of up to 3.0 million shares of StanCorp common stock. The authorization expires December 31, 2015. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the direction of the overall economy and other potential growth opportunities or priorities for capital use.

The following table sets forth share repurchase activity:

	Three Months Ended September 30,
	2014	2013

	(Dollars in millions except—per share data)
Share repurchases:
Shares repurchased	530,898	818,478
Cost of share repurchases	$33.2	$44.1
Weighted-average price per common share	62.45	53.93
Shares remaining under repurchase authorizations	2,418,536	1,549,233

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

Not applicable

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2014	By:	/S/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 on Registrant’s Form 10-Q dated August 6, 2014 and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc., as Amended	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith