Form 10-K
period 2014-12-31
STANCORP FINANCIAL GROUP INC
filed 2015-02-26
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, was $2,727,485,312 based upon the closing price of $64.00 on June 30, 2014. For this purpose, directors and executive officers of the registrant are assumed to be affiliates.

As of February 13, 2015, there were 42,142,630 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

We are headquartered in Portland, Oregon and are a holding company for our Insurance Services and Asset Management subsidiaries and for subsidiaries included in our Other category. Our insurance businesses offer group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, and absence management services. Through our insurance subsidiaries, we have the authority to underwrite insurance products in all 50 states as well as the District of Columbia and the U.S. territories of Guam, Puerto Rico and the Virgin Islands. Our asset management businesses offer full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Our asset management businesses also offer investment advisory and management services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed and indexed annuity products, group annuity contracts and retirement plan trust products, and manage certain real estate properties. A subsidiary included in our Other category owns and manages certain real estate properties held for sale from time to time in conjunction with our real estate business.

CORPORATE STRATEGY

Our strategy is to exceed customers’ needs for financial products and services in growing markets where the application of specialized expertise creates potential for superior shareholder returns. Our core purpose is to help people achieve financial well-being and peace of mind with industry-leading expertise. Our vision is to lead the financial services industry in integrity, expertise and customer service. We operate in select financial products and services markets and seek to compete on expertise, differentiation and customer service, while maintaining a strong financial position.

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

StanCorp has the following wholly-owned operating subsidiaries: Standard Insurance Company (“Standard”), The Standard Life Insurance Company of New York, Standard Retirement Services, Inc. (“Standard Retirement Services”), StanCorp Equities, Inc. (“StanCorp Equities”), StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), StanCorp Investment Advisers, Inc. (“StanCorp Investment Advisers”), StanCorp Real Estate, LLC (“StanCorp Real Estate”), Standard Management, Inc. (“Standard Management”), and StanCap Insurance Company, Inc. (“StanCap Insurance Company”).

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

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group and individual disability insurance, group life and AD&D insurance, group dental insurance and vision insurance in New York.

2014 ANNUAL REPORT            1

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

StanCorp Equities is a limited business broker-dealer and member of the Financial Industry Regulatory Authority. As a wholesaler, StanCorp Equities activities are limited to soliciting and supporting third-party broker-dealers and investment advisers that offer or advise their retirement plan clients on using an unregistered group annuity contract or a mutual fund trust platform.

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

MARKET POSITION

Based on the United States insurance industry in-force premium statistics, we have leading market positions with single digit market share in group long term and short term disability insurance, group life insurance and individual disability insurance. These statistics were based on the most recent annual Gen Re insurance industry reports available as of January 2015. The market positions are as follows:

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

The following table sets forth Standard’s financial strength ratings as of January 2015:

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

The following table sets forth our debt ratings and issuer credit ratings as of January 2015:

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

SEGMENTS

We collectively view and operate our businesses as Insurance Services and Asset Management. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Asset Management is a separate reportable segment. Holding company and corporate activities are reported in the Other category. Resources are allocated and performance is evaluated at the segment level.

Total revenues for 2014 excluding losses associated with revenues of $15.2 million from the Other category were $2.79 billion. Revenues from Insurance Services were $2.36 billion or 84.7%, with $2.11 billion or 75.7% in revenues from Employee Benefits and $251.4 million or 9.0% in revenues from Individual Disability. Revenues from Asset Management were $427.2 million or 15.3%. Revenues from the Other category included net capital losses of $14.0 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues” and Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Segments” for segment information regarding revenues, expenses and total assets for the years 2014, 2013 and 2012.

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments, and offers group life and AD&D insurance, group and individual disability insurance, group dental and group vision insurance, and absence management services to individuals and employer groups ranging in size from two lives to 170,000 lives. We have approximately 42,000 group insurance policies in-force, covering approximately 6.1 million employees as of December 31, 2014.

Employee Benefits

Our Employee Benefits products are sold by sales representatives through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs and are located in 39 field offices in principal metropolitan areas of the United States. The field offices also provide sales support and customer service through field administrative staff. Our arrangements with brokers include compensation established at the time of sale (commissions or fees) and, in some situations, also include compensation related to the overall performance of a block of business (performance-related compensation). In most cases, the overall performance of a block of business is measured in terms of volume and persistency (customer retention).

Group life and AD&D insurance contributed $797.8 million, net of Experience Rated Refunds (“ERRs”), or 39.1% of 2014 premiums for Insurance Services. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group long term disability insurance contributed $748.6 million, net of ERRs, or 36.6% of 2014 premiums for Insurance Services. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time.

2014 ANNUAL REPORT            3

Part I

Our basic long term disability insurance product covers disabilities that occur during the policy period at both work and elsewhere. In order to receive long term disability insurance benefits, an employee must be continuously disabled beyond a specified waiting period, which generally ranges from 30 to 180 days. The benefits are usually reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave. The benefits may also be subject to certain maximum amounts and benefit periods.

Generally, group long term disability insurance policies offer rate guarantees on premiums for periods from one to three years. While we can prospectively re-price and re-underwrite coverage at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during the same periods.

Group short term disability insurance contributed $217.7 million, net of ERRs, or 10.6% of 2014 premiums for Insurance Services. Our basic short term disability products generally cover only disabilities occurring outside of work. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits, with maximum benefit periods generally not exceeding 180 days. Group short term disability benefits may also be reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave.

Our other insurance premiums include group dental and group vision insurance and contributed $78.7 million, net of ERRs, or 3.9% of 2014 premiums for Insurance Services. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and also include an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan that are differentiated by levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

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

Individual Disability

Individual Disability contributed $199.1 million or 9.8% of 2014 premiums for Insurance Services. The products include non-cancelable disability coverage that provides insurance at a guaranteed fixed premium rate for the life of the contract, and guaranteed renewable coverage where premium rates are guaranteed for limited periods and are subject to change thereafter. Non-cancelable disability insurance policies represented 77.2% of Individual Disability policies in-force as of December 31, 2014. We also offer a product with features that provide coverage in the event of partial disability or loss of income while caring for a family member with a serious health condition as well as medical and legal specialty protection. In addition, we offer business overhead expense coverage that reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage that provides payment for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability.

Individual Disability products are sold nationally by brokers through master general agents, primarily to physicians, lawyers, executives, other professionals and small business owners. The compensation paid to brokers and master general agents is based primarily on a percentage of premiums. Master general agents are eligible for a bonus based on sales volume of business they have written.

Asset Management

Asset Management offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers investment advisory and management services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate and indexed annuity products, group annuity contracts and retirement plan trust products.

Retirement plans contributed $214.6 million or 50.2% of 2014 revenues for Asset Management. Recordkeeping services for 401(k), defined benefit plans and governmental 457 plans are provided through an unregistered group annuity contract with third-party brand name mutual funds through a separate account and a stable value investment option managed by Standard. These plan services are also provided through an open architecture (“NAV”) platform offering mutual funds and a stable value investment option managed by Standard. Plans on the NAV platform can choose from any mutual fund that our trading partners are able to trade. We also provide a stable value investment option available on an investment-only basis to retirement plans for which Standard does not provide recordkeeping services. Retirement plan assets under administration were $19.02 billion at December 31, 2014.

Mutual funds offered through the group annuity separate account as of December 31, 2014 are limited to those funds that have been evaluated through a due diligence process. Representative fund companies are: Dodge & Cox, Federated Investors Funds, Harbor Funds, Oppenheimer Funds, T. Rowe Price Funds and Vanguard Funds. Funds offered in our group annuity retirement plans are regularly evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process.

            4            STANCORP FINANCIAL GROUP, INC.

StanCorp Investment Advisers provides fund performance analysis and selection support to 87.0% of our group annuity plan sponsors. All group annuity contracts are distributed through StanCorp Equities.

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

The Standard earned a total of 24 Best in Class awards in PlanSponsor Magazine’s 2014 Defined Contribution Survey. All of the Best in Class awards were in the less than $5 million and $5 million to $25 million in plan assets categories.

Individual annuities contributed $164.7 million or 38.6% of 2014 revenues for Asset Management. The individual annuity products sold are primarily fixed-rate and indexed deferred annuities. We also sell immediate annuities. Our target market for annuities is any individual seeking conservative investments to meet their retirement or other financial goals.

The fixed-rate annuity product portfolio includes deferred annuities with initial interest rate guarantees ranging from one to ten years and a full array of single premium immediate annuity income payment options. We also offer an indexed annuity product and invest in over-the-counter call-spread options to hedge account value growth linked to the performance of the S&P 500 index.

Fixed and indexed annuities are distributed through independent producers and financial institutions, including banks, credit unions and broker dealer organizations. This is accomplished through a network of national marketing organizations (“NMOs”) who attract, train and support financial institutions, brokers and producers on our behalf. The NMOs, financial institutions, brokers and independent producers are compensated based on a percentage of premiums and deposits related to annuity sales. NMOs are also eligible for a bonus based on the volume of annuity business sold by the financial institutions and producers they support.

Most of our annuity business deposits are not recorded as premiums, but rather are recorded as liabilities. Individual fixed-rate annuity deposits earn investment income, a portion of which is credited to policyholders. Annuity premiums consist of premiums on life-contingent annuities, which are a small portion of total sales.

Our other financial services businesses include our investment advisory, real estate management and commercial mortgage loan origination businesses. These businesses contributed $47.9 million or 11.2% of 2014 revenues for Asset Management.

Our investment advisory business, StanCorp Investment Advisers, provides performance analysis, fund selection support, model portfolios and other investment advisory and investment management services.

StanCorp Mortgage Investors underwrites, originates and services fixed-rate commercial mortgage loans, generally between $250,000 and $5 million per loan for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors. The target market for commercial mortgage loans is small retail, industrial and office properties located throughout the continental United States.

Other

We report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses primarily related to the impairment or the disposition of our invested assets and adjustments made in consolidation.

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

2014 ANNUAL REPORT            5

Part I

KEY FACTORS AFFECTING RESULTS OF OPERATIONS

Insurance Services represented approximately 77%, 77% and 74% of total income before income taxes, excluding the Other category, for the years ended December 31, 2014, 2013 and 2012, respectively. In addition to competition, four primary factors can have a critical impact on the financial results of Insurance Services operations: pricing; claims experience; wage, employment and benefit levels; and interest rates.

Asset Management represented approximately 23%, 23% and 26% of total income before income taxes, excluding the Other category, for the years ended December 31, 2014, 2013 and 2012, respectively. The financial results of Asset Management are primarily impacted by wage, employment and benefit levels, interest rates and equity and bond market performance.

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

In our asset management businesses, the growth in wages and employment levels affects the level of new deposits for the retirement plans we administer, which affects the amount of administrative fees we earn.

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

Equity and Bond Market Performance. Changes in equity and bond market performance affect the value of the assets under administration for our retirement plans business, which is a primary driver of administrative fees we earn.

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

Diversification of Products

We achieve earnings diversification by offering multiple insurance products such as group life and AD&D insurance, group and individual disability insurance, group dental and group vision insurance, and absence management services. In addition, we diversify our earnings base through our asset management businesses, which include products such as full-service retirement plans, money purchase pension plans, defined benefit plans, non-qualified deferred compensation products, investment advisory and management services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed and indexed annuity products, group annuity contracts and retirement plan trust products. These products have differing price, market and risk characteristics. Our strategy is to diversify our earnings base and take advantage of market opportunities, demographic trends and capital synergies.

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

The following tables set forth in-force premium distribution by customer industry, geography and size for group long term disability and group life insurance products:

December 31,
Customer Industry	2014

Public	27%
Education	24
Health care	10
Manufacturing	9
Professional	8
Finance	7
Transportation	2
Services	2
Utilities	1
Retail	1
Other	9

Total	100%

December 31,
Customer Geography	2014

West	35%
Central	31
Southeast	18
Northeast	16

Total	100%

December 31,
Customer Size (Employees)	2014

2-99	11%
100-2,499	31
2,500-7,499	21
7,500 and above	37

Total	100%

Reinsurance

In order to limit our losses from large claim exposures, we enter into reinsurance agreements with other insurance companies. We review our retention limits based on customer size and experience. The maximum retention limit for group life and AD&D is $750,000 per individual. Our maximum retention limit for group disability insurance is $15,000 of monthly benefit per individual. Our maximum retention limit for individual disability insurance is $7,500 of monthly benefit per individual.

Standard maintains a strategic marketing alliance with Ameritas that offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2014, the agreement provided for 26.1% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of the assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of the assets required to be maintained in the trust was $241.1 million at December 31, 2014. Premiums assumed by Standard for the Northwestern Mutual business accounted for approximately 3% of our total premiums for

2014 ANNUAL REPORT            7

Part I

each of the three years 2014, 2013 and 2012. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

Effective September 30, 2014, StanCap Insurance Company entered into a reinsurance agreement with Standard to reinsure Standard’s group life and AD&D business. This reinsurance agreement between StanCap Insurance Company and Standard replaced the yearly renewable term group life reinsurance agreement with Canada Life Assurance Company, which was terminated effective September 30, 2014. The intercompany transactions between Standard and StanCap Insurance Company are eliminated in consolidation.

We also maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D, with partial coverage of nuclear, biological and chemical acts of terrorism and are part of a catastrophe reinsurance pool with other reinsurance companies. We are part of a catastrophe reinsurance pool with other insurance companies. This pool spreads catastrophe losses from group life and AD&D over 18 participating members. Our annual fee to participate in the pool was less than $30,000 for 2014. As a member of the pool, we are exposed to maximum potential losses experienced by other participating members of up to $104.6 million for a single event for losses submitted by a single company and a maximum of $261.5 million for a single event for losses submitted by multiple companies. Our percentage share of losses experienced by pool members will change over time as it is a function of our group life and AD&D in-force relative to the total group life and AD&D in-force for all pool participants. The catastrophe reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism. Through a combination of this agreement and our participation in a catastrophe reinsurance pool discussed below, we have coverage of up to $484.7 million per event. In February 2015, we were notified of the termination of the catastrophe reinsurance pool effective June 2015. We are exploring our options in the market for catastrophe reinsurance coverage.

The Terrorism Risk Insurance Act of 2002 (“TRIA”), which has been extended through 2020, provides for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. Due to the concentration of risk present in group life insurance and the fact that group life insurance is not covered under TRIA, an occurrence of a significant catastrophe or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material effect on us.

Asset-Liability and Interest Rate Risk Management

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Asset-Liability and Interest Rate Risk Management.”

INVESTMENTS

Investment management is an integral part of our business. Investments are maintained to ensure that asset types and maturities are appropriate for our policy reserves and other liabilities so that we can meet our obligations to policyholders under a wide variety of economic conditions. A substantial portion of our insurance subsidiaries’ future policy benefits and claims result from long term disability insurance reserves that have proven to be very stable over time, and annuity products on which interest rates can be adjusted periodically, subject to minimum interest rate guarantees. Policyholders or claimants may not withdraw funds from the large block of disability reserves. Instead, claim payments are issued monthly over periods that may extend for many years. Holding these stable long-term reserves makes it possible to allocate a significant portion of invested assets to long-term fixed-rate investments, including commercial mortgage loans. StanCorp Mortgage Investors’ market niche for small fixed-rate commercial mortgage loans allows us to enhance the yield on the overall investment portfolio beyond that available through fixed maturity securities with an equivalent risk profile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Cash Flows” and Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Investments.”

REGULATION

State and Federal Laws and Regulations

Our insurance products are regulated by the jurisdictions in which we sell our products including all 50 states, the District of Columbia, the U.S. territories of Guam, Puerto Rico and the Virgin Islands. The insurance industry in the United States is subject to extensive regulation. Such regulation relates to, among other things, terms and provisions of insurance policies, market conduct practices, maintenance of capital and payment of distributions, and financial reporting on a statutory basis of accounting.

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

StanCorp Equities is registered as a limited business broker-dealer under the Exchange Act and is subject to federal and state regulation, including but not limited to the Financial Industry Regulation Authority.

Violation of applicable laws and regulations can result in legal or administrative proceedings, which can result in fines, penalties, cease and desist orders or suspension or expulsion of our license to sell insurance in a particular state.

            8            STANCORP FINANCIAL GROUP, INC.

Capital Requirement—Risk-Based Capital

The National Association of Insurance Commissioners uses Risk-Based Capital (“RBC”) to aid in the assessment of the statutory capital and surplus of life and health insurers. RBC employs a risk-based formula that applies prescribed factors to the various risk elements inherent in an insurer’s business to arrive at minimum capital requirements in proportion to the amount of risk assumed by the insurer. The RBC model determines an appropriate Company Action Level RBC based on our business and assets. Capital and surplus below the Company Action Level RBC would require us to prepare and submit an RBC plan to the commissioner of the state of domicile outlining the capital level we plan on maintaining. Capital and surplus below the Authorized Control Level RBC, which is 50% of the Company Action Level RBC, is the capital and surplus level at which the state of domicile is authorized to take whatever regulatory actions it considers necessary to protect the best interests of the policyholders and creditors of the insurer.

At December 31, 2014, the capital and surplus of our statutory insurance subsidiaries was approximately 445% of the Company Action Level RBC required by regulators, which was approximately 890% of the Authorized Control Level RBC required by our states of domicile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.”

EMPLOYEES

At December 31, 2014, StanCorp and its subsidiaries had 2,803 full-time equivalent employees, 79% of which were located in Portland, Oregon and the surrounding metropolitan area. At December 31, 2014, none of our employees were represented by unions.

Item 1A.	Risk Factors

FORWARD-LOOKING STATEMENTS

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Annual Report on Form 10-K and in other reports, filings with the Securities and Exchange Commission (“SEC”), press releases, conferences or otherwise, that are other than purely historical information. These statements, including estimates, projections, expected operating results, statements related to business plans, strategies, objectives and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed in reports filed by StanCorp with the SEC, including Forms 8-K, 10-Q and 10-K, which may include, but are not limited to, the factors listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” of this Form 10-K.

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

•

Differences between actual claims experience and underwriting and reserving assumptions may adversely affect our financial results—Our long term disability insurance products provide coverage for claims incurred during the policy period. Generally, group policies offer rate guarantees for periods from one to three years. While we can prospectively re-price and re-underwrite coverages at the end of these guarantee periods, we must pay benefits with respect to claims incurred during these periods without being able to increase guaranteed premium rates during these periods. Longer duration

2014 ANNUAL REPORT            9

Part I

claims, in addition to a higher volume of claims than we expect, expose us to the possibility that we may pay benefits in excess of the amount that we anticipated when the policy was underwritten. The profitability of our long term disability insurance products is thus subject to volatility resulting from the difference between our actual claims experience and our assumptions at the time of underwriting.

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

•

Our profitability may be adversely affected by declining or low interest rates—During periods of declining or low interest rates, annuity products may be relatively more attractive investments, resulting in increases in the percentage of policies remaining in-force from year to year during a period when our new investments carry lower returns. During these periods, actual returns on our investments could prove inadequate for us to meet contractually guaranteed minimum payments to holders of our annuity products. In addition, the profitability of our life and disability insurance products can be affected by declining or low interest rates. A factor in pricing our insurance products is prevailing interest rates. Longer duration claims and premium rate guarantees can expose us to interest rate risk when portfolio yields are less than those assumed when pricing these products. Commercial mortgage loans and fixed maturity securities—available-for-sale (“fixed maturity securities”) in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments.

•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities and commercial mortgage loans. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads. Our commercial mortgage loan portfolio is subject to delinquency, default and borrower concentration risks. Related declines in market activity due to overall declining values of fixed maturity securities may result in our fixed maturity securities portfolio becoming less liquid. In addition, our commercial mortgage loans are relatively illiquid and the demand for our real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”) may remain low due to macroeconomic conditions. We may have difficulty selling our fixed maturity securities, commercial mortgage loans and Real Estate Owned at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice. Declines in the value of our invested assets could also affect our ability to pledge collateral as required.

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

•

Our deferred tax assets include net operating losses (“NOLs”), which depend on future taxable income to be realized and may be limited or impaired by future ownership changes—Our deferred tax assets include federal, state and local NOLs. Certain of our subsidiaries as a group have generated losses in recent years. NOLs can be available to reduce income

            10            STANCORP FINANCIAL GROUP, INC.

taxes that might otherwise be incurred on future taxable income. There can be no assurance that we will generate the future taxable income necessary to utilize our NOLs. Furthermore, the availability of these losses to be utilized in the future can become limited if certain changes in company structure or income levels occur. In such a circumstance, we may be unable to utilize the losses even if the Company generates future taxable income.

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

2014 ANNUAL REPORT            11

Part I

of certain statutory limitations. Oregon law requires us to receive the prior approval of the Oregon Insurance Division to pay such a dividend. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends from Subsidiaries.”

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market— We do not have any significant debt maturities in the near term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures of $252.9 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2018. We had no outstanding balance on the Facility at December 31, 2014. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•

Our profitability may be adversely affected by a decline in equity and debt markets—U.S. and global equity markets heavily influence the value of our retirement plan assets under administration, which are a significant component from which our administrative fees are derived. A decline in equity and debt markets could result in decreases in the value of the assets under administration in our retirement plans, which could reduce our ability to earn administrative fees derived from the value of those assets.

•

A decline in equity and debt markets and low interest rates could affect the funding status of Company sponsored pension plans—Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long-term rate of return on plan assets, inflation rates, mortality rates, and the employee workforce. Changes in the discount rate, inflation rates, mortality rates, or the rate of return on plan assets resulting from economic downturns could increase our required cash contributions or pension-related expenses in future periods. The funding status of the Company’s pension plans is evaluated annually during the fourth quarter.

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

            12            STANCORP FINANCIAL GROUP, INC.

•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Principal properties owned by Standard Insurance Company (“Standard”) and used by StanCorp Financial Group, Inc. or its subsidiaries consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 460,000 square feet; and the Standard Plaza, with approximately 220,000 square feet. All of our business segments use the facilities described above. We also own two buildings in Hillsboro, Oregon, each with 72,000 square feet of office space. The Hillsboro offices are used by StanCorp Mortgage Investors, LLC and our Employee Benefits claims operations. In addition, Standard leases approximately 160,000 square feet of office space located in downtown Portland, Oregon, for home office and claims operations. We lease 52 offices under commitments of varying terms to support our sales and regional processing offices throughout the United States. Management believes that the capacity and types of facilities are suitable and adequate for operations. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Property and Equipment, Net.”

Item 3.	Legal Proceedings

In the normal course of business, we are involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2014. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on our business, financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 4A.	Executive Officers of the Registrant

The following table sets forth the executive officers of StanCorp Financial Group, Inc. (“StanCorp”) and Standard Insurance Company (“Standard”):

Name	Age (as of February 26, 2015)	Position

Floyd F. Chadee	58	Senior Vice President and Chief Financial Officer of StanCorp and Standard
Katherine Durham*	48	Vice President, Individual Disability Insurance and Marketing and Communications of Standard
James B. Harbolt*	52	Vice President, Asset Management of Standard
Scott A. Hibbs*	53	Vice President and Chief Investment Officer of Standard
John A. Hooper*	60	Vice President, Human Resources of Standard
Daniel J. McMillan*	48	Vice President, Employee Benefits of Standard
J. Gregory Ness	57	Chairman, President and Chief Executive Officer of StanCorp and Standard
David M. O’Brien*	58	Senior Vice President, Information Technology of Standard

*	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.

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

Katherine Durham has been Vice President, Individual Disability Insurance and Corporate Marketing and Communications of Standard since September 2013, which includes responsibility for corporate-wide marketing, corporate communications and the Individual Disability. From March 2010 to September 2013, Ms. Durham served as Vice President, Marketing and Communications

2014 ANNUAL REPORT            13

Part I

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

Scott A. Hibbs has been Vice President and Chief Investment Officer of Standard since September 2013, which includes responsibility for the Standard’s investment management division including the fixed income portfolio, StanCorp Mortgage Investors, LLC and StanCorp Real Estate, LLC. From January 2009 to September 2013, Mr. Hibbs served as Vice President, Asset Management of Standard. From September 2007 to January 2009, Mr. Hibbs served as Vice President, Insurance Services of Standard. From July 2005 to September 2007 Mr. Hibbs served as Vice President, Asset Management of Standard, which included responsibility for StanCorp Investment Advisers. From July 2004 to July 2005, Mr. Hibbs served as Vice President of Corporate Strategy and Business Development. Prior to July 2004, Mr. Hibbs served as Assistant Vice President of Investor Relations and Financial Planning. Mr. Hibbs has been with the Company since 2000.

John A. Hooper has been Vice President, Human Resources of Standard since March 2014, which includes responsibility for all aspects of human resources for Standard. Prior to joining Standard, Mr. Hooper served as Senior Vice President, Human Resources and Shared Services at Weyerhaeuser from July 2008 to March 2014. From March 2006 to July 2008, Mr. Hooper served as Vice President, Human Resources Operations at Weyerhaeuser. Prior to joining Weyerhaeuser, Mr. Hooper founded People Management Resources, Inc., a management consulting firm focused on leadership effectiveness, people strategy and human resources best practices.

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

J. Gregory Ness, LLIF, was elected Chairman of the Board of Directors of StanCorp and Standard in December 2011. He has been President and Chief Executive Officer of StanCorp and Standard since July 2009. From September 2008 until July 2009, Mr. Ness served as President and Chief Operating Officer of StanCorp and Standard. Prior to his appointment to President and Chief Operating Officer, Mr. Ness served as Senior Vice President, Insurance Services of Standard since the Company’s segment realignment in January 2006. From April 2004 to January 2006, Mr. Ness was Senior Vice President, group insurance division of Standard. From 1999 to April 2004, Mr. Ness was Senior Vice President, Investments of Standard.

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

Our common stock is listed on the New York Stock Exchange Euronext (“NYSE”) under the symbol “SFG.” As of February 13, 2015, there were 29,160 shareholders of record of common stock.

The following tables set forth the high and low sales prices as reported by the NYSE at the close of the trading day and cash dividends paid per share of common stock:

	2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$71.04	$66.09	$67.36	$68.93
Low	61.15	59.94	58.45	59.90
Dividend Paid	1.30	---	---	---

	2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$66.46	$56.00	$49.41	$42.76
Low	55.07	50.13	40.50	37.60
Dividend Paid	1.10	---	---	---

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

The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P Life and Health Insurance Index and the S&P Insurance Group Index. The comparison assumes $100 was invested on December 31, 2009, in our common stock and in each of the foregoing indexes, and assumes the reinvestment of dividends. The graph covers the period of time beginning December 31, 2009, through December 31, 2014.

2014 ANNUAL REPORT            15

Part II

The following table sets forth share repurchase information:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Period:
October 1-31, 2014	446,199	$62.52	446,199	1,972,337
November 1-30, 2014	---	---	---	1,972,337
December 1-31, 2014	---	---	---	1,972,337

Total fourth quarter	446,199	$62.52	446,199	1,972,337

On November 13, 2012, our Board of Directors authorized the repurchase of 3.0 million shares of StanCorp common stock through December 31, 2014 (“November 2012 Authorization”). On February 11, 2014, our Board of Directors authorized the repurchase of up to 3.0 million shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization”). The February 2014 Authorization took effect upon completion of the November 2012 Authorization during the second quarter of 2014. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Exchange Act. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use.

The following table sets forth share repurchase activity:

	Years ended December 31,
(Dollars in millions—except per share data)	2014	2013

Share repurchases:
Shares repurchased	2,383,175	1,644,488
Cost of share repurchases	$147.0	$82.3
Weighted-average price per common share	61.67	50.07

Shares remaining under repurchase authorizations	1,972,337	1,355,512

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

The following table sets forth selected financial data at or for the years ended December 31 and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”:

(Dollars in millions—except per share data)	2014	2013	2012	2011	2010

Income Statement Data:
Revenues:
Premiums	$2,052.4	$2,124.3	$2,163.9	$2,153.3	$2,097.7
Administrative fees	130.8	121.6	114.7	115.5	116.5
Net investment income	600.9	629.9	628.5	612.8	602.5
Net capital losses	(14.0)	(15.7)	(8.7)	(6.9)	(51.6)

Total revenues	2,770.1	2,860.1	2,898.4	2,874.7	2,765.1

Benefits and expenses:
Benefits to policyholders and interest credited	1,746.8	1,831.8	1,964.3	1,932.2	1,778.2
Operating expenses*	704.6	680.9	710.8	712.1	669.9
Interest expense	31.8	34.4	39.9	38.9	38.9

Total benefits and expenses	2,483.2	2,547.1	2,715.0	2,683.2	2,487.0

Income before income taxes	286.9	313.0	183.4	191.5	278.1
Income taxes	67.6	84.5	44.9	54.8	92.2

Net income	$219.3	$228.5	$138.5	$136.7	$185.9

Benefit Ratios, including interest credited (% of total premiums):
Employee Benefits	77.8%	78.9%	83.9%	83.1%	77.2%
Individual Disability	65.3	63.9	65.8	67.3	66.8
Per Common Share Data:
Net income per basic common share	$5.10	$5.16	$3.13	$3.05	$3.97
Net income per diluted common share	5.05	5.13	3.12	3.04	3.95
Market value at year end	69.86	66.25	36.67	36.75	45.14
Dividends declared and paid	1.30	1.10	0.93	0.89	0.86
Basic weighted-average common shares outstanding	43,018,215	44,243,364	44,283,771	44,876,650	46,774,277
Diluted weighted-average common shares outstanding	43,455,136	44,527,405	44,359,891	45,016,070	47,006,228
Ending common shares outstanding	42,077,825	44,126,389	44,419,448	44,268,859	46,159,387
Balance Sheet Data:
General account assets	$15,550.1	$15,000.1	$14,637.0	$13,809.7	$13,029.0
Separate account assets	7,179.8	6,393.2	5,154.3	4,593.5	4,787.4

Total assets	$22,729.9	$21,393.3	$19,791.3	$18,403.2	$17,816.4

Long-term debt	$503.9	$551.9	$551.4	$300.9	$551.9
Total liabilities	20,558.1	19,240.5	17,622.3	16,412.8	15,921.8
Total shareholders’ equity	2,171.8	2,152.8	2,169.0	1,990.4	1,894.6
Statutory Data**:
Net gain from operations before federal income taxes and realized capital gains (losses)	$268.5	$272.8	$182.3	$185.1	$317.4
Net gain from operations after federal income taxes and before realized capital gains (losses)	212.6	197.9	138.8	143.1	202.4
Capital and surplus	1,228.4	1,359.0	1,259.6	1,193.1	1,226.8
Asset valuation reserve	106.2	127.5	117.5	107.2	95.6

*	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs, value of business acquired and other intangible assets.
**Statutory	data represents Standard Insurance Company and The Standard Life Insurance Company of New York.

2014 ANNUAL REPORT            17

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE SUMMARY

StanCorp Financial Group, Inc., through its subsidiaries marketed as The Standard—Standard Insurance Company (“Standard”), The Standard Life Insurance Company of New York, Standard Retirement Services, Inc. (“Standard Retirement Services”), StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), StanCorp Investment Advisers, Inc., StanCorp Real Estate, LLC and StanCorp Equities, Inc. (“StanCorp Equities”)—is a leading provider of financial products and services. StanCorp’s subsidiaries offer group and individual disability insurance, group life and accidental death and dismemberment (“AD&D”) insurance, group dental and group vision insurance, absence management services, retirement plans products and services, individual annuities, origination and servicing of fixed-rate commercial mortgage loans and investment advice.

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Years ended December 31,
(Dollars in millions—except share data)	2014	2013	2012

Net income	$219.3	$228.5	$138.5
After-tax net capital losses	(8.8)	(9.4)	(5.4)

Net income excluding after-tax net capital losses	$228.1	$237.9	$143.9

Net capital losses	$(14.0)	$(15.7)	$(8.7)
Tax benefit on net capital losses	(5.2)	(6.3)	(3.3)

After-tax net capital losses	$(8.8)	$(9.4)	$(5.4)

Net income per diluted common share:
Net income	$5.05	$5.13	$3.12
After-tax net capital losses	(0.20)	(0.21)	(0.12)

Net income excluding after-tax net capital losses	$5.25	$5.34	$3.24

Shareholders’ equity	$2,171.8	$2,152.8	$2,169.0
Accumulated other comprehensive income	114.3	134.7	309.3

Shareholders’ equity excluding accumulated other comprehensive income	$2,057.5	$2,018.1	$1,859.7

Diluted weighted-average common shares outstanding	43,455,136	44,527,405	44,359,891

Net income excluding after-tax net capital losses was $5.25 per diluted share for 2014, compared to $5.34 per diluted share for 2013. The decrease in net income per diluted share was primarily due to lower operating expenses for 2013, which included savings of $20.6 million or $0.30 per diluted share in 2013 due to an amendment of our postretirement medical plan, which did not recur in 2014.

            18            STANCORP FINANCIAL GROUP, INC.

Net income excluding after-tax net capital losses was $5.34 per diluted share for 2013, compared to $3.24 per diluted share for 2012. The increase was primarily due to more favorable claims experience in Employee Benefits, lower operating expenses as a result of expense management actions in 2013, and higher earnings in Asset Management and Individual Disability for 2013. Operating

expenses were reduced by $20.6 million or $0.30 per diluted share for the first half of 2013 due to the amendment of our postretirement medical plan.

Primary Drivers of 2014 Results

Employee Benefits reported income before income taxes of $201.8 million for 2014, compared to $216.4 million for 2013. The decrease was primarily due to lower premiums and lower net investment income, partially offset by more favorable claims experience. Employee Benefits premiums decreased 4.4% to $1.84 billion for 2014 from $1.93 billion for 2013. The decrease in premiums for 2014 was primarily due to lower Employee Benefits sales in the first half of 2014 compared to prior periods. Employee Benefits annualized new sales were $215.6 million for 2014, compared to $222.1 million for 2013. The benefit ratio for Employee Benefits was 77.8% for 2014, compared to 78.9% for 2013. The average discount rate used for newly established long term disability insurance claim reserves was 4.00% for 2014, compared to 3.75% for 2013. A 25 basis point increase or decrease in the discount rate currently results in a corresponding increase or decrease in the quarterly pre-tax income of approximately $2 million or approximately $8 million for the full year.

Individual Disability reported income before income taxes of $52.9 million for 2014, compared to $56.0 million for 2013. Individual Disability premiums were $199.1 million for 2014, compared to $190.5 million for 2013. The Individual Disability benefit ratio was 65.3% for 2014, compared to 63.9% for 2013.

Asset Management reported income before income taxes of $77.9 million for 2014, compared to $79.3 million for 2013. Assets under administration, which include assets related to retirement plans, individual fixed annuities, private client wealth management and commercial mortgage loans managed for third-party investors, increased 7.4% to $26.53 billion at December 31, 2014 from $24.70 billion at December 31, 2013. The increase primarily reflected higher equity values and positive cash flows for retirement plan assets under administration. Commercial mortgage loan originations were $1.18 billion for 2014, compared to $1.30 billion for 2013. The decrease reflected increased competition in the commercial mortgage origination market.

We deployed $248.8 million of capital through our annual cash dividend to shareholders and the repurchase of shares and debt for 2014, while maintaining a strong balance sheet and growing book value per share, excluding AOCI, by 6.9% over the past 12 months.

These results show our commitment to our strategy of obtaining and retaining profitable business.

Outlook for 2015

As we look to 2015, we expect to face ongoing macro-economic factors: a persistent low interest rate environment, a price sensitive group insurance marketplace, elevated unemployment levels and challenges to wage and employment growth of our customers. Despite these challenges, we will continue to focus on our long-term objectives and address challenges that arise with financial discipline and from a position of financial strength. We manage for long-term profitability by focusing on business diversification, disciplined product pricing, sound underwriting, effective claims management and high-quality customer service.

We intend to preserve the value of our business by continuing to provide excellent service to our customers. We will optimize shareholder value through sustainable profitability by investing in new product and service capabilities and through the strategic use of capital. We believe these actions along with our strong performance in 2014 will continue to benefit the Company and the shareholders in 2015 and beyond.

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

2014 ANNUAL REPORT            19

Part II

Investment Valuations

Fixed Maturity Securities

Capital gains and losses for fixed maturity securities are recognized using the specific identification method. If the fair value of a fixed maturity security declines below its amortized cost, we assess whether the decline is other than temporary.

In our quarterly impairment analysis, we evaluate whether a decline in fair value of the fixed maturity security is other than temporary by considering the following factors:

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

If we determine an other-than-temporary impairment (“OTTI”) exists, we separate the OTTI of fixed maturity securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income (loss). The cost basis of the fixed maturity security is permanently adjusted to reflect the credit loss. Once an impairment has been recorded, we continue to review the OTTI securities for further potential impairment.

We maintain an internally identified list of fixed maturity securities with characteristics that could indicate potential impairment (“watch list”). At December 31, 2014, our fixed maturity securities watch list totaled $12.7 million at fair value and $15.2 million at amortized cost after OTTI. We recorded $1.2 million of OTTI related to credit loss due to impairments for 2014, compared to $1.1 million for 2013. We recorded no OTTI related to noncredit loss for 2014 and 2013. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities—Available-for-Sale” for further disclosures.

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

            20            STANCORP FINANCIAL GROUP, INC.

Real Estate

Real estate is comprised of two components: real estate investments and real estate acquired in satisfaction of debt through foreclosure or the acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”).

Our real estate investments are recorded at the lower of cost or net realizable value. We generally depreciate real estate investments using the straight-line depreciation method with property lives varying from 30 to 40 years.

We record impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment is recorded to net capital losses, and the carrying value of the investment is adjusted to reflect the impairment.

Real Estate Owned is initially recorded at net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as additional information is received. Our Real Estate Owned is initially considered an investment held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment is recorded if we do not expect the investment to recover its carrying value prior to the expected date of sale. Once an impairment has been recorded, we continue to review the investment for further potential impairment.

Total real estate was $37.0 million at December 31, 2014, compared to $65.7 million at December 31, 2013. The $28.7 million decrease in total real estate during 2014 was primarily due to the sale of Real Estate Owned and the impairments on Real Estate Owned.

Other Invested Assets

Other invested assets include tax-advantaged investments, derivative instruments, policy loans and common stock. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged Investments

Our tax-advantaged investments are structured as limited partnerships and are accounted for under the equity method of accounting. We have purchased tax-advantaged investments opportunistically due to the higher risk-adjusted returns. The primary sources of investment return are tax credits and the tax benefits derived from operating losses, both of which may exhibit variability over the life of the investment. Tax credits received from these investments are reported in our consolidated statements of income as either a reduction of state premium taxes, or a reduction of income taxes based on the nature of the credit. Our share of the operating losses of the limited partnerships decreases the carrying value of the investments and is reported as a component of net investment income. If the net present value of expected future cash flows of the tax-advantaged investments is less than the current book value of the investments, we evaluate whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss.

Derivative Instruments

In 2014, we began the use of interest rate swaps to reduce the risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, and to protect the value of investments held on the consolidated balance sheets. The interest rate swaps used by us are designed to qualify for hedge accounting.

Interest rate swaps are recognized as either other invested assets or other liabilities in our consolidated balance sheets and are reported at fair value. The accounting for an interest rate swap depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. To qualify for hedge accounting, we document the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a fair value hedge or a cash flow hedge at the inception of the hedging transaction. The documentation includes a description of how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities on our balance sheets, the method that will be used to prospectively and retrospectively assess the hedge effectiveness, the method that will be used to measure ineffectiveness and how this ineffectiveness will be recorded.

An interest rate swap designated as part of a hedging relationship must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is assessed at inception and periodically throughout the life of the designated hedging relationship, using qualitative and quantitative methods. Qualitative methods include comparison of critical terms of the interest rate swap to the hedged item. Quantitative methods include regression or other statistical analysis of changes in the fair value or cash flows associated with the hedge relationship.

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

2014 ANNUAL REPORT            21

Part II

Index-based guarantees embedded in indexed annuities (“index-based interest guarantees”) and Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) do not qualify for hedge accounting. We sell indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, we have the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. We estimate the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded in interest credited.

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

Cash settlement activity of derivative contracts is reported in the consolidated statements of cash flows as a component of proceeds from or acquisition of other invested assets. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Derivative Financial Instruments.”

Policy Loans

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Common Stock

In 2013, Standard became a member of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”) and purchased the required common stock for membership and activity. Our investment in common stock of FHLB of Seattle relates to Standard’s membership and activity in the FHLB of Seattle. The FHLB of Seattle common stock is carried at par value and accounted for under the cost method. We periodically evaluate FHLB of Seattle common stock for OTTI. Our determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”) and the FHLB of Seattle have announced that they have entered into a definitive agreement to merge the two banks. The merger agreement has been unanimously approved by the boards of directors of both banks and by the Federal Housing Finance Agency (“FHFA”). The potential merger must be approved by the members of both banks through a voting process that is expected to take place in the first half of 2015. We do not expect the merger to have a material effect on our business, financial position, results of operations or cash flows.

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

The following table sets forth total reserve balances by reserve type:

	December 31,
(In millions)	2014	2013

Reserves:
Policy reserves	$1,082.9	$1,073.3
Claim reserves	4,749.4	4,773.6

Total reserves	$5,832.3	$5,846.9

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

            22            STANCORP FINANCIAL GROUP, INC.

The following table sets forth total reserve balances by calculation methodology:

(Dollars in millions)	December 31, 2014	Percent of Total	December 31, 2013	Percent of Total

Reserves:
Reserves determined through prescribed methodology	$5,182.5	88.8%	$5,180.9	88.6%
Reserves determined by internally-developed formulas	634.8	10.9	650.5	11.1
Reserves based on subjective judgment	15.0	0.3	15.5	0.3

Total reserves	$5,832.3	100.0%	$5,846.9	100.0%

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

The following table sets forth policy reserves by block of business:

	December 31,
(In millions)	2014	2013

Policy reserves:
Individual disability insurance	$266.7	$249.7
Individual and group immediate annuity businesses	219.9	220.0
Individual life insurance	596.3	603.6

Total policy reserves	$1,082.9	$1,073.3

Individual disability insurance

Policy reserves for our individual disability insurance block of business are established at the time of policy issuance using the net level premium method as prescribed by GAAP and represent the current value of projected future benefits including expenses less projected future premium. Assumptions used to calculate individual disability insurance policy reserves may vary by the age, gender and occupation class of the insured, the year of policy issue and specific contract provisions and limitations.

Individual disability insurance policy reserves are sensitive to assumptions and considerations regarding:

•	Claim incidence rates.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments and premiums.
•	Persistency rates.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.

Individual and group immediate annuity businesses

Policy reserves for our individual and group immediate annuity business are established when a policy is issued and represent the present value of future payments due under the annuity contracts. As the contracts are single premium contracts, there is no projected future premium. Assumptions used to calculate immediate annuity policy reserves may vary by the age and gender of the annuitant and year of policy issue.

Immediate annuity policy reserves are sensitive to assumptions and considerations regarding:

•	Annuitant mortality rates.
•	Discount rates used to value expected future annuity payments.

Individual life insurance

Effective January 1, 2001, substantially all of our individual life insurance policies and the associated reserves were ceded to Protective Life Insurance Company (“Protective Life”) under a reinsurance agreement. Effective February 1, 2015, Protective Life was acquired by The Dai-ichi Life Insurance Company, Limited (“Dai-ichi Life”) and is a wholly-owned subsidiary of Dai-ichi Life. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the associated reserves remain on Standard’s consolidated balance sheets and an equal amount is recorded as recoverable from the reinsurer. We also retain a small number of individual policies arising out of individual conversions from our group life policies.

2014 ANNUAL REPORT            23

Part II

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

Claim reserves are subject to revision based on credible changes in claim experience and expectations of future factors that may influence claim experience. During each quarter, we monitor our emerging claims experience to ensure that the claim reserves remain appropriate. We make adjustments to our assumptions based on emerging trends that are credible and are expected to persist, and expectations of future factors that may influence our claims experience. Assumptions used to calculate claim reserves may vary by the age, gender and occupation class of the claimant, the year the claim was incurred, time elapsed since disablement, and specific contract provisions and limitations.

The following table sets forth total claim reserves by block of business:

	December 31,
(In millions)	2014	2013

Claim reserves:
Group disability insurance	$3,199.6	$3,234.7
Individual disability insurance	822.1	787.2
Group life insurance	727.7	751.7

Total claim reserves	$4,749.4	$4,773.6

Group and individual disability insurance

Claim reserves for our disability insurance products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

The following table sets forth the average discount rate used for newly established long term disability insurance claim reserves and life waiver reserves:

	Years ended December 31,
	2014	2013	2012

Average discount rate	4.00%	3.75%	4.18%

            24            STANCORP FINANCIAL GROUP, INC.

The reserve discount rate is reviewed quarterly and reflects our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets attributable to the corresponding line of business during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. A 25 basis point increase or decrease in the discount rate currently results in a corresponding increase or decrease in quarterly pre-tax income of approximately $2 million. We do not adjust Employee Benefits premium rates based on short-term fluctuations in investment yields. Any offsetting adjustments of Employee Benefits premium rates due to sustained changes in investment yields can take from one to three years given that most contracts have rate guarantees in place.

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in 2014 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long-term trends compared to reserving assumptions for our group long term disability insurance, we did not adjust our IBNR claim reserves in 2014 or 2013. We increased IBNR claim reserves by $3.7 million in 2012.

We evaluate the claim termination rate assumptions for the reserves on a small Minnesota Life Insurance Company (“Minnesota Life”) block of individual disability insurance claims annually. These assumptions were refined in 2014, 2013 and 2012, which resulted in an increase in reserves of $2.7 million, $2.1 million and $4.9 million, respectively. Our block of business is relatively small, and as a result, we view a blend of established industry tables and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and the use of available industry tables, and if necessary, will adjust reserves accordingly. We also refined our reserve calculation for certain other individual disability insurance reserves, which resulted in a net increase in our individual disability insurance reserves of $2.0 million and $5.1 million in 2014 and 2013, respectively and a net decrease of $1.1 million in 2012. The combination of these adjustments resulted in an overall net increase to individual disability reserves of $4.7 million, $7.2 million and $3.8 million in 2014, 2013 and 2012, respectively.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	December 31,
(Dollars in millions)	2014	2013	Percent Change

DAC	$336.9	$319.1	5.6%
VOBA	17.8	20.1	(11.4)
Other intangible assets	26.3	32.1	(18.1)

Total DAC, VOBA and other intangible assets, net	$381.0	$371.3	2.6

We defer certain acquisition costs that vary with and are directly related to the origination of new business and placing that business in-force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and are amortized to match related future premiums or gross profits as appropriate. We normally defer certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in-force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. Changes in actual persistency are reflected in the calculated DAC balance. Costs that are not directly associated with the acquisition of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

2014 ANNUAL REPORT            25

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

Our individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 54% and 93% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 76% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability insurance business assumed from Minnesota Life and a block of group disability insurance and group life insurance business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life insurance products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability insurance claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $71.0 million and $68.7 million at December 31, 2014 and 2013, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2014		December 31, 2013

(Dollars in millions)	Amount	Percent	Amount	Percent

DAC	$82.4	24.5%	$80.1	25.1%
VOBA	3.7	20.8	4.3	21.4

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, we review, and if necessary, revise these assumptions annually to reflect our current best estimate of expected gross profits. As a result of this process, known as “unlocking”, the cumulative balances of DAC and VOBA are adjusted with an offsetting increase or decrease to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. We recorded a decrease to VOBA of $1.0 million in 2013 and $0.8 million in 2012 due to changes in expected gross profits related to a block of claims assumed. We did not record an adjustment to VOBA as a result of unlocking in 2014. As a result of unlocking, the amortization schedule for future periods is also adjusted.

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended
	December 31,
(In millions)	2014	Dollar Change	2013	Dollar Change		2012

Decrease to DAC and VOBA	$3.2	$1.5	$1.7	$	---	$1.7

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA due to changes in underlying assumptions are not expected to be material.

            26            STANCORP FINANCIAL GROUP, INC.

Our other intangible assets are subject to amortization and consist of certain customer lists from an Asset Management business acquired and an Individual Disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 6.5 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $48.4 million and $42.6 million at December 31, 2014 and 2013, respectively.

Pension and Postretirement Benefit Plans

We have two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is generally limited to eligible employees whose date of employment began before 2003 and a participant is entitled to normal retirement benefits at age 65. The agent pension plan is for former field employees and agents. The defined benefit pension plans provide benefits based on years of service and final average pay. The employee pension plan is sponsored by StanCorp and the agent pension plan is sponsored by Standard. Both plans are administered by Standard Retirement Services and are closed for new participants. In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan.

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. As of 2006, participation in the postretirement benefit plan was closed to new participants. This plan is sponsored and administered by Standard. An amendment announced in 2012 reduced future benefits to plan participants that did not retire by July 1, 2013.

We are required to recognize the funded status of our pension and postretirement benefit plans as an asset or liability on our consolidated balance sheets. For pension plans, this is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the year-end balance sheet date. For our postretirement plan, this is measured as the difference between the plan assets at fair value and the accumulated benefit obligation as of the year-end balance sheet date. Unrecognized actuarial gains or losses, prior service costs or credits, and transition assets are amortized, net of tax, out of accumulated other comprehensive income or loss as components of net periodic benefit cost.

In accordance with the accounting principles related to our pension and other postretirement plans, we are required to make a significant number of assumptions to calculate the related liabilities and expenses each period. The major assumptions that affect net periodic benefit cost and the funded status of the plans include the weighted-average discount rate, the expected return on plan assets, changes in actuarial assumptions and the rate of compensation increase.

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

The actuarial present value of accumulated plan benefits is determined annually by applying actuarial assumptions to adjust the accumulated plan benefits to reflect the discount rate and the probability of payment between the valuation date and the expected date of payment. Changes in these assumptions, including the assumptions for mortality, are inherent in the estimations and assumptions process.

In 2014, we adopted an updated mortality table which was a significant driver of the increase in the projected benefit obligation at December 31, 2014 compared to December 31, 2013.

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

	1% Point	1% Point
(In millions)	Increase	Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	2.8	(2.3)

2014 ANNUAL REPORT            27

Part II

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

Income tax expense may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income, tax credits and the inclusion of state and local income taxes, net of the federal tax benefit. In addition, tax credits received due to the purchases of tax-advantaged investments also impact our federal tax rate. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Income Taxes.”

Management is required to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions, as determined and measured by this interpretation, cannot be recognized in our financial statements.

We record interest paid on income tax liabilities as interest expense and income tax penalties incurred as an operating expense. Currently, the years 2011 through 2014 are open for audit by the IRS.

BASIS OF PRESENTATION

Revenues

Revenues consist of premiums, administrative fees, net investment income and net capital gains and losses. Historically, premium and net investment income growth in Insurance Services and administrative fee and net investment income growth in Asset Management have been the primary drivers of consolidated revenue growth.

Premiums

Premiums for Insurance Services are the primary driver of consolidated premiums and are affected by sales, persistency, organic growth in Employee Benefits and experienced rated refunds (“ERRs”). Organic growth in Employee Benefits is derived from existing policyholders’ employment and wage growth. ERRs represent cost sharing arrangements with certain group contract holders that provide refunds to the contract holders when claims experience is more favorable than contractual benchmarks, and provide for additional premiums to be paid when claims experience is less favorable than contractual benchmarks. ERRs can fluctuate widely from quarter to quarter depending on the underlying experience of specific contracts.

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

            28            STANCORP FINANCIAL GROUP, INC.

Administrative fees for Insurance Services are primarily derived from insurance products for which we provide only administrative services and absence management services.

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, portfolio yields, fluctuations in the change in fair value of our S&P 500 Index options related to our equity-indexed annuity product, commercial mortgage loan prepayment fee revenues, bond call premiums on fixed maturity securities and operating losses related to our tax-advantaged investments.

Net Capital Gains and Losses

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, OTTI of assets in our bond portfolio, provisions to our commercial mortgage loan loss allowance, impairments of real estate and impairments of other invested assets.

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

•

Reserve assumptions—the assumptions used to establish the related reserves reflect expected incidence and severity, and the discount rate. The discount rate is affected by new money investment rates attributable to the corresponding line of business and the overall portfolio yield. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims.”

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

Benefit Ratio

The benefit ratio for Employee Benefits is calculated as benefits to policyholders and interest credited as a percentage of premiums and is used to provide a measurement of claims normalized for growth in our in-force block. The benefit ratio for Employee Benefits can fluctuate widely from quarter to quarter and has historically been higher in the first half of the year. The benefit ratio for Individual Disability is calculated as benefits to policyholders as a percentage of premiums. Due to the relatively small size of the Individual Disability business, the benefit ratio for Individual Disability generally fluctuates more than Employee Benefits. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims” for more information.

Discount Rate

The discount rate used for newly established long term disability insurance claim reserves and life waiver reserves is reviewed quarterly and reflects our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets attributable to the corresponding line of business during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. A 25 basis point increase or decrease in the discount rate currently results in a corresponding increase or decrease in the quarterly pre-tax income of approximately $2 million or approximately $8 million for the full year. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves.”

Interest Credited

Interest credited represents interest paid to policyholders on retirement plan general account assets, individual fixed-rate annuity deposits and index-based interest guarantees in Asset Management and interest paid on life insurance proceeds on deposit in Insurance Services. Interest credited is primarily affected by the following factors:

•	Changes in general account assets under administration.
•	Changes in new investment interest rates and overall portfolio yield, which influence our interest-crediting rate for our customers.
•	Persistency.
•	Changes in the fair value of the index-based interest guarantees. The changes may fluctuate from quarter to quarter due to changes in interest rates and equity market volatility.

2014 ANNUAL REPORT            29

Part II

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations and key indicators:

	Years ended December 31,
(Dollars in millions)	2014	Percent Change	2013	Percent Change		2012
Revenues:
Premiums	$2,052.4	(3.4)%	$2,124.3	(1.8	) %	$2,163.9
Administrative fees	130.8	7.6	121.6	6.0		114.7
Net investment income	600.9	(4.6)	629.9	0.2		628.5
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities —available-for-sale	(1.2)	9.1	(1.1)	(65.6)		(3.2)
All other net capital losses	(12.8)	(12.3)	(14.6)	165.5		(5.5)

Total net capital losses	(14.0)	(10.8)	(15.7)	80.5		(8.7)

Total revenues	2,770.1	(3.1)	2,860.1	(1.3)		2,898.4

Benefits and expenses:
Benefits to policyholders	1,582.2	(4.4)	1,655.4	(7.7)		1,793.0
Interest credited	164.6	(6.7)	176.4	3.0		171.3
Operating expenses	470.6	6.3	442.6	(5.9)		470.5
Commissions and bonuses	207.2	(0.3)	207.9	2.1		203.7
Premium taxes	31.5	(10.8)	35.3	(5.9)		37.5
Interest expense	31.8	(7.6)	34.4	(13.8)		39.9
Net increase in DAC, VOBA and other intangible assets	(4.7)	(4.1)	(4.9)	444.4		(0.9)

Total benefits and expenses	2,483.2	(2.5)	2,547.1	(6.2)		2,715.0

Income before income taxes	286.9	(8.3)	313.0	70.7		183.4
Income taxes	67.6	(20.0)	84.5	88.2		44.9

Net income	$219.3	(4.0)	$228.5	65.0		$138.5

Key indicators:
Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	77.8%		78.9%			83.9%
Individual Disability	65.3		63.9			65.8
Total assets under administration	$26,528.1	7.4%	$24,695.0	13.8%		$21,692.3
Consolidated portfolio yields:
Fixed maturity securities	3.99%		4.34%			4.66%
Commercial mortgage loans	5.61		5.84			6.09
Combined federal and state effective income tax rate	23.6		27.0			24.5

            30            STANCORP FINANCIAL GROUP, INC.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net income for 2014 was $219.3 million, compared to $228.5 million for 2013. The decrease in net income was primarily due to lower operating expenses for 2013, which included savings of $20.6 million due to the amendment of our postretirement medical plan, which did not recur in 2014.

Revenues

The decrease in revenues for 2014 compared to 2013 was primarily due to a decrease in Employee Benefits premiums and net investment income. The decrease was partially offset by an increase in Individual Disability premiums and an increase in administrative fees from Asset Management. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Premiums

The decrease in premiums for 2014 compared to 2013 was primarily due to a decrease in Employee Benefits premiums as a result of lower Employee Benefits sales in the first half of 2014 compared to prior periods. See “Business Segments—Insurance Services.”

Administrative Fees

The increase in administrative fees for 2014 compared to 2013 was primarily due to the increase in administrative fees from Asset Management as a result of an increase in assets under administration related to higher equity values for retirement plan assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The decrease in net investment income for 2014 compared to 2013 was primarily due to lower average portfolio yields for both fixed maturity securities and commercial mortgage loans as shown in the table above, in addition to the change in fair value of our S&P 500 Index options related to our equity-indexed annuity product and higher operating losses on tax-advantage investments for 2014, compared to 2013. The change in fair value of our S&P 500 Index options increased net investment income by $8.6 million for 2014, compared to an increase of $14.4 million for 2013. Operating losses on tax-advantage investments increased to $19.4 million for 2014, compared to $13.9 million for 2013. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Net Capital Losses

The decrease in net capital losses for 2014 compared to 2013 was primarily due to a decrease in the provision for our commercial mortgage loan losses and lower capital losses on real estate. These net capital losses were partially offset by net capital gains related to the sale of certain fixed maturity securities. See “Business Segments—Other.”

Benefits to Policyholders

The decrease in benefits to policyholders for 2014 compared to 2013 was primarily due to more favorable claims experience in Employee Benefits. See “Business Segments—Insurance Services.”

Interest Credited

The decrease in interest credited for 2014 compared to 2013 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based guarantees, which increased interest credited by $7.2 million for 2014, compared to an increase of $9.0 million for 2013. The decrease was partially offset by an increase in interest credited due to an increase in our retirement plan general account assets under administration. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for 2014 compared to 2013 was primarily due to expense management actions taken in the first half of 2013 and an increase in compensation related costs. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of our postretirement medical plan, which did not recur in 2014. See “Business Segments—Other.”

Net Change in DAC, VOBA and Other Intangible Assets

The net increase in DAC, VOBA and other intangible assets for 2014 was relatively flat compared to 2013 and was primarily due to an increase in deferrals for individual annuities, which was primarily due to higher individual annuity sales. This increase was partially offset by an increase in the margin between net investment income and interest credited for our fixed deferred annuity products and an increase in DAC amortization for individual annuities related to unlocking. See “Business Segments—Asset Management.”

Income Taxes

The decrease in the effective income tax rate for 2014 compared to 2013 was primarily due to the utilization of tax credits from tax-advantaged investments. See Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7—Income Taxes” for more information.

2014 ANNUAL REPORT            31

Part II

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net income for 2013 was $228.5 million, compared to $138.5 million for 2012. The increase in net income was primarily due to more favorable claims experience in Employee Benefits, lower operating expenses as a result of expense management actions, and higher earnings in the Asset Management and Individual Disability segments for 2013. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of our postretirement medical plan.

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

Net Capital Gains and Losses

The increase in net capital losses for 2013 compared to 2012 was primarily due to an increase in the provision for our commercial mortgage loan losses and capital losses on real estate. These capital losses were partially offset by net capital gains related to the sale of certain fixed maturity securities. See “Business Segments—Other.”

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

Operating Expenses

The decrease in operating expenses for 2013 compared to 2012 was primarily due to expense management actions. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of our postretirement medical plan. See “Business Segments—Other.”

Net Change in DAC, VOBA and Other Intangible Assets

The net increase in DAC, VOBA and other intangible assets was primarily due to higher Employee Benefits commissions and bonuses for 2013 compared to 2012.

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

            32            STANCORP FINANCIAL GROUP, INC.

BUSINESS SEGMENTS

We collectively view and operate our businesses as Insurance Services and Asset Management. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Insurance Services include our traditional risk acceptance businesses that reflect the application of our specialized expertise in the development, underwriting and administration of insurance products and services. Within Insurance Services, Employee Benefits offers group disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. Asset Management is a separate reportable segment. Asset Management provides investment and asset management products and services and offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Asset Management also offers investment advisory and management services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed and indexed annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses primarily related to the impairment or the disposition of our invested assets and adjustments made in consolidation. We allocate resources and measure performance at the segment level.

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Years ended December 31,
	2014	2013	2012
Employee Benefits	75.7%	76.8%	78.2%
Individual Disability	9.0	8.4	7.9
Total Insurance Services	84.7	85.2	86.1
Asset Management	15.3	14.8	13.9
Total	100.0%	100.0%	100.0%

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments.

The following tables set forth our Insurance Services results of operations and key indicators:

	Year ended December 31, 2014
(Dollars in millions)	Employee Benefits	Individual Disability		Total Insurance Services	Percent Change from 2013
Revenues:
Premiums:
Group life and AD&D	$808.6	$	---	$808.6	(4.8)%
Group long term disability	753.8		---	753.8	(3.7)
Group short term disability	219.0		---	219.0	(4.4)
Group other	79.0		---	79.0	0.9
Experience rated refunds	(17.6)		---	(17.6)	34.4

Total Employee Benefits	1,842.8		---	1,842.8	(4.4)
Individual Disability	---		199.1	199.1	4.5

Total Premiums	1,842.8		199.1	2,041.9	(3.6)
Administrative fees	16.5		0.2	16.7	9.2
Net investment income	247.4		52.1	299.5	(6.6)

Total revenues	2,106.7		251.4	2,358.1	(3.9)

Benefits and expenses:
Benefits to policyholders	1,431.4		130.0	1,561.4	(4.7)
Interest credited	2.6		---	2.6	(39.5)
Operating expenses	321.4		27.8	349.2	2.7
Commissions and bonuses	122.6		48.0	170.6	(2.1)
Premium taxes	27.9		3.6	31.5	(10.5)
Net increase in DAC, VOBA and other intangible assets	(1.0)		(10.9)	(11.9)	13.3

Total benefits and expenses	1,904.9		198.5	2,103.4	(3.6)

Income before income taxes	$201.8		$52.9	$254.7	(6.5)

2014 ANNUAL REPORT            33

Part II

	Year ended December 31, 2013
(Dollars in millions)	Employee Benefits	Individual Disability		Total Insurance Services	Percent Change from 2012

Revenues:
Premiums:
Group life and AD&D	$849.7	$	---	$849.7	(3.8)%
Group long term disability	783.0		---	783.0	(2.3)
Group short term disability	229.0		---	229.0	7.7
Group other	78.3		---	78.3	(0.8)
Experience rated refunds	(13.1)		---	(13.1)	(427.5)

Total Employee Benefits	1,926.9		---	1,926.9	(2.7)
Individual Disability	---		190.5	190.5	7.9

Total Premiums	1,926.9		190.5	2,117.4	(1.8)
Administrative fees	15.1		0.2	15.3	10.1
Net investment income	267.8		52.8	320.6	(5.6)

Total revenues	2,209.8		243.5	2,453.3	(2.3)

Benefits and expenses:
Benefits to policyholders	1,515.9		121.8	1,637.7	(7.6)
Interest credited	4.3		---	4.3	2.4
Operating expenses	313.3		26.7	340.0	(2.6)
Commissions and bonuses	126.7		47.5	174.2	0.9
Premium taxes	31.3		3.9	35.2	(6.1)
Net decrease (increase) in DAC, VOBA and other intangible assets	1.9		(12.4)	(10.5)	81.0

Total benefits and expenses	1,993.4		187.5	2,180.9	(6.4)

Income before income taxes	$216.4		$56.0	$272.4	51.5

	Year ended December 31, 2012
(In millions)	Employee Benefits	Individual Disability		Total Insurance Services
Revenues:
Premiums:
Group life and AD&D	$883.7	$	---	$883.7
Group long term disability	801.4		---	801.4
Group short term disability	212.6		---	212.6
Group other	78.9		---	78.9
Experience rated refunds	4.0		---	4.0

Total Employee Benefits	1,980.6		---	1,980.6
Individual Disability	---		176.6	176.6

Total Premiums	1,980.6		176.6	2,157.2
Administrative fees	13.7		0.2	13.9
Net investment income	286.0		53.7	339.7

Total revenues	2,280.3		230.5	2,510.8

Benefits and expenses:
Benefits to policyholders	1,657.1		116.2	1,773.3
Interest credited	4.2		---	4.2
Operating expenses	323.6		25.5	349.1
Commissions and bonuses	125.1		47.6	172.7
Premium taxes	33.6		3.9	37.5
Net decrease (increase) in DAC, VOBA and other intangible assets	6.9		(12.7)	(5.8)

Total benefits and expenses	2,150.5		180.5	2,331.0

Income before income taxes	$129.8		$50.0	$179.8

            34            STANCORP FINANCIAL GROUP, INC.

	Years ended December 31,
(Dollars in millions)	2014	Percent Change		2013	Percent Change		2012
Key indicators:
Annualized new sales
Employee Benefits	$215.6	(2.9	) %	$222.1	(9.3	) %	$245.0
Individual Disability	22.6	6.1		21.3	0.9		21.1

Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	77.8%			78.9%			83.9%
Individual Disability	65.3			63.9			65.8

Operating expense ratio (% of premiums):
Employee Benefits	17.4			16.3			16.3
Individual Disability	14.0			14.0			14.4

Average discount rate	4.00			3.75			4.18

Persistency (% of premiums):
Employee Benefits	86.1			86.7			86.7
Individual Disability	94.6			94.5			95.0

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Income before income taxes for Insurance Services was $254.7 million for 2014, compared to $272.4 million for 2013. The decrease in income before income taxes was primarily due to lower Employee Benefits premiums and lower net investment income, partially offset by more favorable claims experience in Employee Benefits.

Premiums

The decrease in premiums for Employee Benefits for 2014 compared to 2013 was primarily due to lower sales during the first half of 2014 compared to prior periods. The decrease in new sales reflected our pricing discipline in a competitive group insurance market. See “Basis of Presentation—Premiums.”

The increase in premiums for Individual Disability for 2014 compared to 2013 was primarily due to a high persistency level and new policy sales for 2014.

Net Investment Income

The decrease in net investment income for Insurance Services for 2014 compared to 2013 was primarily due to operating losses on tax-advantaged investments, which increased to $16.9 million for 2014, compared to $11.9 million for 2013. In addition, portfolio yields for both fixed maturity securities and commercial mortgage loans were lower for 2014 compared to 2013. See “Critical Accounting Policies and Estimates—Other Invested Assets—Tax-advantaged Investments” for more information.

Benefits to Policyholders (including interest credited)

The decrease in benefits to policyholders (including interest credited) for Insurance Services for 2014 compared to 2013 was primarily due to more favorable claims experience in the group life and group disability businesses of Employee Benefits. Benefits to policyholders related to incurred claims for 2014 decreased 6.5% compared to the incurred claims for 2013, which primarily resulted from a 1.6% reduction in long term disability insurance claims incidence for 2014 compared to 2013.

The benefit ratio for Employee Benefits was 77.8% for 2014, compared to 78.9% for 2013. Contributing to the decrease in the Employee Benefits benefit ratio was a 25 basis point higher average discount rate used for newly established long term disability insurance claim reserves and life waiver reserves for 2014 compared to 2013. A 25 basis point increase or decrease in the discount rate currently results in a corresponding increase or decrease in quarterly pre-tax income of approximately $2 million or approximately $8 million for the full year. The increase in the discount rate was primarily due to the mix and timing of new investments we acquired and the yields on these new investments attributable to the corresponding line of business. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefit and Claims” for more information.

The favorable claims experience for 2014 did not result in a significant change in our underlying assumptions or methods used to determine the claim reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of economic uncertainty. We monitor trends in reserve assumptions and when these trends become credible and are expected to persist, we incorporate these factors into our reserves to ensure the best estimates are established.

2014 ANNUAL REPORT            35

Part II

The benefit ratio for Individual Disability increased to 65.3% for 2014, compared to 63.9% for 2013. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more than Employee Benefits. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for 2014 compared to 2013 was primarily due to an increase in compensation related costs.

Commissions and bonuses

The decrease in commissions and bonuses for Insurance Services for 2014 compared to 2013 was primarily due to lower Employee Benefits premiums and sales.

Premium taxes

The decrease in premium taxes for Insurance Services for 2014 compared to 2013 was primarily due to the utilization of state premium tax credits for 2014.

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

Benefits to Policyholders (including interest credited)

The decrease in benefits to policyholders (including interest credited) for Insurance Services for 2013 compared to 2012 was primarily due to comparatively favorable claims experience in the Employee Benefits segment. The benefit ratio for Employee Benefits was 78.9% for 2013 compared to 83.9% for 2012. The decrease in the annual benefit ratio was primarily due to pricing actions implemented on our long term disability insurance business and an improvement in long term disability insurance claims incidence.

Our pricing actions reflected our long-term expectations of claims experience, demographic changes, return objectives and interest rates. The targeted pricing actions implemented in 2011 on our group long term disability insurance business were, on average, in the high single digit range. These pricing increases were applied to both new sales and renewal business and were not focused on any specific sector. As a result of our pricing actions we were able to increase premiums for those customers where premium levels were not adequate to cover underlying experience for the group, or in some cases, poorly performing groups chose to move their coverage to another carrier offering lower rates.

Benefits to policyholders related to incurred claims for the Employee Benefits segment for 2013 decreased 3.8% compared to the incurred claims for 2012, which primarily resulted from a 3.5% reduction in long term disability insurance claims incidence for 2013 compared to 2012. The decrease in benefits to policyholders was offset by a 43 basis point lower average discount rate for 2013 compared to 2012 used for newly established long term disability insurance claims reserves. The decrease in the average discount rate was primarily the result of a continued low interest rate environment. Claims experience can fluctuate widely from period to period and tends to be more stable when measured over a longer period of time. See “Critical Accounting Policies and Estimates—Basis of Presentation” for more information.

            36            STANCORP FINANCIAL GROUP, INC.

The favorable claims experience for 2013 did not result in a significant change in our underlying assumptions or methods used to determine the claim reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of economic uncertainty. We monitor trends in reserve assumptions and when these trends become credible and are expected to persist, we incorporate these factors into our reserves to ensure the best estimates are established.

The benefit ratio for Individual Disability decreased to 63.9% for 2013, compared to 65.8% for 2012. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more than Employee Benefits. See “Critical Accounting Policies and Estimates—Investment Valuations—Claim Reserves” for more information.

Operating Expenses

The decrease in operating expenses for Insurance Services for 2013 compared to 2012 was primarily due to expense management actions, which reduced headcount and other non-compensation related expenses to align operating expenses with lower anticipated premium levels.

Asset Management

The following tables set forth our Asset Management results of operations and key indicators:

	Years ended December 31,
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
Revenues:
Premiums:
Retirement plans	$1.7	(22.7)%	$2.2	15.8%	$1.9
Individual annuities	8.8	87.2	4.7	(2.1)	4.8

Total premiums	10.5	52.2	6.9	3.0	6.7

Administrative fees:
Retirement plans	99.7	6.9	93.3	6.0	88.0
Other financial services business	33.7	6.6	31.6	2.6	30.8

Total administrative fees	133.4	6.8	124.9	5.1	118.8

Net investment income:
Retirement plans	113.2	9.7	103.2	8.7	94.9
Individual annuities	155.9	(12.0)	177.2	3.9	170.6
Other financial services business	14.2	10.9	12.8	(2.3)	13.1

Total net investment income	283.3	(3.4)	293.2	5.2	278.6

Total revenues	427.2	0.5	425.0	5.2	404.1

Benefits and expenses:
Benefits to policyholders	20.8	17.5	17.7	(10.2)	19.7
Interest credited	162.0	(5.9)	172.1	3.0	167.1
Operating expenses	122.7	5.3	116.5	(0.8)	117.4
Commissions and bonuses	36.6	8.6	33.7	8.7	31.0
Premium taxes	---	n.m. *	0.1	n.m.*	---
Net decrease in DAC, VOBA and other intangible assets	7.2	28.6	5.6	14.3	4.9

Total benefits and expenses	349.3	1.0	345.7	1.6	340.1

Income before income taxes	$77.9	(1.8)	$79.3	23.9	$64.0

* n.m. = not a material change

2014 ANNUAL REPORT            37

Part II

	Years ended December 31,
(Dollars in millions)	2014	Percent Change		2013	Percent Change	2012
Key indicators:
Interest credited (% of net investment income):
Retirement plans	57.9%			54.5%		53.7%
Individual annuities	61.3			65.4		68.1
Retirement plans annualized operating expenses
(% of average assets under administration)	0.47%			0.52%		0.59%
Commercial mortgage loans originated	$1,177.4	(9.6	) %	$1,303.1	10.0%	$1,184.2
Individual annuity sales	396.4	2.2		387.9	6.5	364.2
Assets under administration:
Retirement plans general account	2,770.5	17.8		2,351.5	19.4	1,968.7
Retirement plans separate account	7,179.8	12.3		6,393.2	24.0	5,154.3

Total retirement plans insurance products	9,950.3	13.8		8,744.7	22.8	7,123.0
Retirement plans trust products	9,071.6	5.5		8,601.7	11.2	7,732.4
Individual annuities	3,317.7	(1.8)		3,378.9	5.4	3,206.4
Commercial mortgage loans for other investors	3,304.1	8.1		3,056.0	9.9	2,781.5
Private client wealth management	884.4	(3.2)		913.7	7.6	849.0

Total assets under administration	$26,528.1	7.4		$24,695.0	13.8	$21,692.3

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Income before income taxes for Asset Management was $77.9 million for 2014, compared to $79.3 million for 2013. The decrease in income before income taxes was primarily due to the change in fair values of the hedging assets and liabilities related to our equity-indexed annuity product, which decreased income before income taxes by $0.5 million for 2014, compared to an increase of $2.6 million for 2013. The decrease was partially offset by an increase in administrative fees for 2014 compared to 2013, which was primarily due to an increase in assets under administration.

Administrative Fees

The increase in administrative fees for Asset Management for 2014 compared to 2013 was primarily due to an increase in assets under administration. Assets under administration increased 7.4% to $26.53 billion at December 31, 2014, compared to $24.70 billion at December 31, 2013, primarily due to higher equity values and positive cash flows for retirement plan assets under administration.

Net Investment Income

The decrease in net investment income for Asset Management for 2014 compared to 2013 was primarily due to lower portfolio yields for both fixed maturity securities and commercial mortgage loans and the change in fair value of the S&P 500 Index options related to our equity indexed annuity product. The change in fair value of the S&P 500 Index options increased net investment income by $8.6 million for 2014, compared to an increase of $14.4 million for 2013.

Benefits to Policyholders

The increase in benefits to policyholders for Asset Management for 2014 compared to 2013 was primarily due to an increase in premiums for single-premium life-contingent annuity products. See “Basis of Presentation—Premiums.”

Interest Credited

The decrease in interest credited for Asset Management for 2014 compared to 2013 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based guarantees, which increased interest credited by $7.2 million for 2014, compared to an increase of $9.0 million for 2013. The decrease was partially offset by an increase in our retirement plan general account assets under administration.

Operating Expenses

The increase in operating expenses for Asset Management for 2014 compared to 2013 was primarily to support business growth, consistent with growth in assets under administration.

Commissions and Bonuses

The increase in commissions and bonuses for Asset Management for 2014 compared to 2013 was primarily due to an increase in individual annuity sales for 2014 compared to 2013.

            38            STANCORP FINANCIAL GROUP, INC.

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for Asset Management for 2014 compared to 2013 was primarily due to an increase in the margin between net investment income and interest credited for our fixed deferred annuity products and an increase in DAC amortization for individual annuities related to unlocking. This increase was partially offset by an increase in deferrals for individual annuities, which was primarily due to higher individual annuity sales. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets” for more information.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Income before income taxes for Asset Management was $79.3 million for 2013, compared to $64.0 million for 2012. The increase in income before income taxes was primarily due to higher administrative fees as a result of the increase in assets under administration and lower benefits to policyholders as a result of favorable mortality experience in the individual annuity business. In addition, bond call premiums and commercial mortgage loan prepayment fees and their related effect on DAC amortization added $8.6 million of income before income taxes for 2013, compared to $6.6 million for 2012. Income before income taxes also increased $2.6 million for 2013 and $0.2 million for 2012 as a result of the change in fair values of the hedging assets and liabilities related to our equity-indexed annuity product.

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

2014 ANNUAL REPORT            39

Part II

Other

We report our holding company and corporate activities in the Other category. This category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses primarily related to the impairment or the disposition of our invested assets and adjustments made in consolidation.

The following table sets forth results and key indicators for the Other category:

	Years ended December 31,
(In millions)	2014	Dollar Change	2013	Dollar Change	2012

Revenues:
Administrative fees	$(19.3)	$(0.7)	$(18.6)	$(0.6)	$(18.0)
Net investment income	18.1	2.0	16.1	5.9	10.2
Net capital losses:
OTTI on fixed maturity securities	(1.2)	(0.1)	(1.1)	2.1	(3.2)
All other net capital losses	(12.8)	1.8	(14.6)	(9.1)	(5.5)

Total net capital losses	(14.0)	1.7	(15.7)	(7.0)	(8.7)

Total revenues	(15.2)	3.0	(18.2)	(1.7)	(16.5)

Benefits and expenses:
Operating expenses	(1.3)	12.6	(13.9)	(17.9)	4.0
Interest expense	31.8	(2.6)	34.4	(5.5)	39.9

Total benefits and expenses	30.5	10.0	20.5	(23.4)	43.9

Loss before income taxes	$(45.7)	(7.0)	$(38.7)	21.7	$(60.4)

Key indicators:
Net capital gains (losses):
Fixed maturity securities	$3.1	$(4.4)	$7.5	$1.7	$5.8
Commercial mortgage loans	(4.7)	8.8	(13.5)	(1.6)	(11.9)
Real estate	(4.4)	2.2	(6.6)	(4.4)	(2.2)
Other	(8.0)	(4.9)	(3.1)	(2.7)	(0.4)

Total net capital losses	$(14.0)	1.7	$(15.7)	(7.0)	$(8.7)

Provision for our commercial mortgage loan losses	$(7.1)	$8.8	$(15.9)	$(2.5)	$(13.4)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The Other category reported a loss before income taxes of $45.7 million for 2014, compared to a loss before income taxes of $38.7 million for 2013. Net capital losses were $14.0 million for 2014, compared to $15.7 million for 2013. The loss before income taxes excluding net capital losses was $31.7 million for 2014, compared to $23.0 million for 2013. The increase in the loss before income taxes for 2014 was primarily due to the amendment of our postretirement medical plan that resulted in a $20.6 million decrease in operating expenses for the first half of 2013, which did not recur in 2014.

Net Investment Income

The increase in net investment income for the Other category for 2014 compared to 2013 was primarily due to a larger amount of invested assets allocated to the Other category.

Net Capital Losses

The decrease in net capital losses for the Other category for 2014 compared to 2013 was primarily due to a decrease in the provision for our commercial mortgage loan losses and lower capital losses associated with the sale of real estate. These lower net capital losses were partially offset by a decrease in net capital gains related to the sale of certain fixed maturity securities.

Operating Expenses

The increase in operating expenses for the Other category for 2014 compared to 2013 was primarily due to the result of expense management actions taken in the first half of 2013. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of our postretirement medical plan, which did not recur in 2014.

            40            STANCORP FINANCIAL GROUP, INC.

Interest Expense

The decrease in interest expense for the Other category for 2014 compared to 2013 was primarily due to the $47.1 million repurchase of junior subordinated debentures (“Subordinated Debt”) in the first quarter of 2014. We had $252.9 million of Subordinated Debt outstanding at December 31, 2014, compared to $300.0 million outstanding at December 31, 2013. See “Liquidity and Capital Resources—Financing Cash Flows.”

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The Other category reported a loss before income taxes of $38.7 million for 2013, compared to a loss before income taxes of $60.4 million for 2012. Net capital losses were $15.7 million for 2013, compared to $8.7 million for 2012. The loss before income taxes excluding net capital losses was $23.0 million for 2013, compared to $51.7 million for 2012. The loss before income taxes for 2013 included lower operating expenses, higher net investment income and lower interest expense.

Net Investment Income

The increase in net investment income for the Other category for 2013 compared to 2012 was primarily due to interest income from fixed maturity securities of $11.0 million for 2013, compared to $9.0 million for 2012, which was primarily due to a larger amount of invested assets allocated to the Other category. In addition, operating losses related to our tax-advantaged investments decreased to $2.0 million for 2013, compared to $3.8 million for 2012.

Net Capital Losses

The increase in net capital losses for the Other category for 2013 compared to 2012 was primarily due to the provision for our commercial mortgage loan losses and capital losses on real estate. These capital losses were partially offset by net capital gains related to the sale of certain fixed maturity securities.

Operating Expenses

The decrease in operating expenses for the Other category for 2013 compared to 2012 was primarily due to the result of expense management actions. Operating expenses were reduced by $20.6 million for the first half of 2013 due to the amendment of our postretirement medical plan.

Interest Expense

On August 10, 2012, we issued $250 million of 5.00%, 10-year senior notes (“2022 Senior Notes”). On September 28, 2012, we used the net proceeds from the issuance to repay our $250 million of 6.875%, 10-year senior notes (“2012 Senior Notes”) due October 1, 2012. The decrease in interest expense for the Other category for 2013 compared to 2012 was primarily due to the overlap of the outstanding 2022 Senior Notes in 2012 and the higher interest rate on the repaid 2012 Senior Notes resulting in higher interest expense for 2012 of approximately $5 million.

LIQUIDITY AND CAPITAL RESOURCES

Asset-Liability Matching and Interest Rate Risk Management

Asset-liability management is a part of our risk management structure. The risks we assume related to asset-liability mismatches vary with economic conditions. The primary sources of economic risk are interest rate related and include changes in interest rate term risk, credit risk and liquidity risk. It is generally management’s objective to align the characteristics of assets and liabilities to meet our financial obligations under a wide variety of economic conditions. From time to time, management may choose to liquidate certain investments and reinvest in different investments to increase the likelihood of meeting our financial obligations is increased. See “—Investing Cash Flows.”

Interest rate risk management, along with asset-liability analysis informs us of an appropriate allocation of invested assets to mitigate our interest rate risk exposure. We also use interest rate swaps, whereby we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts as calculated by reference to an agreed notional amount, in fair value hedging relationships to reduce interest rate exposure arising from asset and liability duration mismatches. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items in light of the assets held at December 31, 2014.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.5%, or $275.1 million, of our fixed maturity securities portfolio at December 31, 2014. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase.

2014 ANNUAL REPORT            41

Part II

These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 96% of the commercial mortgage loan portfolio contains this prepayment provision. In addition, approximately 1% of the commercial mortgage loan portfolio contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Our financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. We have analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2014 and 2013, using a hypothetical 10% increase in interest rates and related qualitative information on how we manage interest rate risk. The interest rate sensitivity analysis was based upon our fixed maturity securities net of fair value hedges and commercial mortgage loans held at December 31, 2014 and 2013. Interest rate sensitivity of our financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year-end 10-year U.S. Government Treasury bond yield, or 0.22% and 0.30% for the 2014 and 2013 analyses, respectively. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using our payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of our financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of our financial assets that resulted from the model was estimated to be $124 million and $164 million at December 31, 2014 and 2013, respectively.

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

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $238.2 million, $279.6 million and $375.7 million for 2014, 2013 and 2012, respectively. These changes were mainly due to fluctuations in future policy benefits and claims due to changes in reserve requirements in Employee Benefits and other assets and other liabilities, mainly attributable to timing differences. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows provided by operating activities are affected by the timing of premiums, administrative fees and investment income received and expenses paid.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds from investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $616.8 million, $504.3 million and $763.0 million for 2014, 2013 and 2012, respectively. The increase in net cash used in investing activities for 2014 compared to 2013 was primarily due to lower proceeds from the sale, maturity or repayment of fixed maturity securities and higher acquisitions of fixed maturity securities and other invested assets. These increases were partially offset by an increase in proceeds from the sale or repayment of commercial mortgage loans. Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% in commercial mortgage loans. At December 31, 2014, total cash and investments consisted of 56.8% fixed maturity securities, 38.8% commercial mortgage loans, 2.3% other invested assets, 1.8% cash and cash equivalents and 0.3% real estate.

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

            42            STANCORP FINANCIAL GROUP, INC.

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	December 31, 2014

(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Fixed maturity securities:
Corporate bonds:
Basic industry	$451.1	$19.6	$(2.2)	$468.5
Capital goods	952.7	40.7	(4.3)	989.1
Communications	321.6	18.0	(2.0)	337.6
Consumer cyclical	566.7	25.3	(2.9)	589.1
Consumer non-cyclical	982.8	69.4	(2.5)	1,049.7
Energy	606.6	24.6	(13.1)	618.1
Finance	1,870.8	78.8	(5.0)	1,944.6
Utilities	911.4	76.1	(6.2)	981.3
Transportation and other	280.1	15.4	(0.9)	294.6

Total corporate bonds	6,943.8	367.9	(39.1)	7,272.6
U.S. government and agency bonds	262.0	38.3	(0.2)	300.1
U.S. state and political subdivision bonds	125.8	10.4	(0.1)	136.1
Foreign government bonds	58.4	6.5	---	64.9

Total fixed maturity securities	$7,390.0	$423.1	$(39.4)	$7,773.7

	December 31, 2013

(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Fixed maturity securities:
Corporate bonds:
Basic industry	$406.4	$18.4	$(7.9)	$416.9
Capital goods	797.6	38.9	(12.3)	824.2
Communications	335.3	18.6	(4.0)	349.9
Consumer cyclical	511.9	22.9	(5.9)	528.9
Consumer non-cyclical	880.2	63.0	(5.8)	937.4
Energy	482.5	30.4	(7.1)	505.8
Finance	1,670.3	75.4	(20.1)	1,725.6
Utilities	900.9	58.1	(10.3)	948.7
Transportation and other	297.0	13.9	(2.6)	308.3

Total corporate bonds	6,282.1	339.6	(76.0)	6,545.7
U.S. government and agency bonds	320.8	32.8	(0.4)	353.2
U.S. state and political subdivision bonds	134.3	6.8	(0.8)	140.3
Foreign government bonds	58.9	6.6	---	65.5
S&P 500 Index options	15.8	---	---	15.8

Total fixed maturity securities	$6,811.9	$385.8	$(77.2)	$7,120.5

2014 ANNUAL REPORT            43

Part II

The following table sets forth key indicators of our fixed maturity securities portfolio:

	December 31,
(Dollars in millions)	2014	2013	Change
Fixed maturity securities	$7,773.7	$7,120.5	9.2%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.5%	5.6%
Managed by a third party	$375.8	$362.4	3.7%

Fixed maturity securities on our watch list:
Fair value	$12.7	$2.4	$10.3
Amortized cost after OTTI	15.2	2.4	12.8

Gross unrealized capital gains in our fixed maturity securities portfolio	$423.1	$385.8	$37.3
Gross unrealized capital losses in our fixed maturity securities portfolio	(39.4)	(77.2)	37.8

We recorded OTTI of $1.2 million and $1.1 million for 2014 and 2013, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2014.

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

The following table sets forth commercial mortgage loan originations:

	Years ended December 31,
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012

Commercial mortgage loan originations	$1,177.4	(9.6) %	$1,303.1	10.0%	$1,184.2

The decrease in commercial mortgage loan originations for 2014 compared to 2013 was primarily due to an increase in competition in the commercial real estate market. The increase in 2013 compared to 2012 was primarily due to an increase in commercial real estate market activity.

The following table sets forth commercial mortgage loan servicing data:

	December 31,
(Dollars in millions)	2014	2013	Percent Change
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,321.1	$5,404.4	(1.5)%
For other institutional investors	3,304.1	3,056.0	8.1

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	9.5	8.5	11.8

The estimated average loan to value ratio for the overall portfolio was less than 70% at December 31, 2014. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at December 31, 2014. We have the contractual ability to pursue personal recourse on approximately 74% of our loans and partial personal recourse on a majority of the remaining loans. The weighted-average capitalization rate for the portfolio at December 31, 2014 was approximately 9%. Capitalization rates, which vary by property type and geographic region, are used as part of our annual internal analysis of our commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

            44            STANCORP FINANCIAL GROUP, INC.

At December 31, 2014, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At December 31, 2014, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2014, we had outstanding commitments to fund commercial mortgage loans totaling $134.8 million, with fixed interest rates ranging from 4.00% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	December 31,

(Dollars in millions)	2014	2013	Percent Change
Commercial mortgage loans sixty-day delinquencies:
Book value	$8.6	$15.2	(43.4)%
Delinquency rate	0.16%	0.28%
In process of foreclosure	$0.5	$7.4	(93.2)

Restructured commercial mortgage loans	108.8	100.8	7.9

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. The increase in restructured commercial mortgage loans of $8.0 million during 2014 was primarily due to a net increase in the number of restructured commercial mortgage loans, which was partially offset by commercial mortgage loans that were paid off or became delinquent during the period.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Years ended December 31,

(Dollars in millions)	2014	Change	2013	Change	2012

Number of loans foreclosed	6	(22)	28	(5)	33
Book value of loans foreclosed	$5.3	$(14.7)	$20.0	$(3.6)	$23.6
Number of properties foreclosed and transferred to Real Estate Owned	6	(18)	24	(3)	27
Real estate acquired	$4.4	$(7.0)	$11.4	$(5.4)	$16.8

2014 ANNUAL REPORT            45

Part II

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real Estate Owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. The book value of real estate acquired during 2014 decreased compared to 2013 primarily due to fewer properties being foreclosed in 2014. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,

(In millions)	2014	Dollar Change	2013	Dollar Change	2012

Commercial mortgage loan loss allowance:
Beginning balance	$43.6	$(3.0)	$46.6	$(1.5)	$48.1

Provision	7.1	(8.8)	15.9	2.5	13.4
Charge-offs, net	(10.7)	8.2	(18.9)	(4.0)	(14.9)

Ending balance	$40.0	$(3.6)	$43.6	$(3.0)	$46.6

Specific loan loss allowance	$23.8	$(2.1)	$25.9	$0.3	$25.6
General loan loss allowance	16.2	(1.5)	17.7	(3.3)	21.0

Total commercial mortgage loan loss allowance	$40.0	$(3.6)	$43.6	$(3.0)	$46.6

The decrease in the commercial mortgage loan loss allowance for 2014 compared to 2013 was primarily due to fewer loans with a general loan loss allowance and specific loan loss allowance. The decrease in net charge-offs was primarily due to lower losses related to foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio for 2014. The higher provision and net charge-offs for the commercial mortgage loan loss allowance for 2013 compared to 2012 were primarily due to higher losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio for 2013. The decrease in the commercial mortgage loan loss allowances for 2013 compared to 2012 was primarily due to the decrease in the general loan loss allowance, which was driven by improvement in the composition factors of the commercial mortgage loan portfolio that impacts the general loan loss allowance.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31,

(In millions)	2014	2013	Dollar Change

Impaired commercial mortgage loans with specific allowances for losses	$74.2	$87.7	$(13.5)
Impaired commercial mortgage loans without specific allowances for losses	31.7	26.6	5.1
Specific allowance for losses on impaired commercial mortgage loans, end of the year	(23.8)	(25.9)	2.1

Net carrying value of impaired commercial mortgage loans	$82.1	$88.4	$(6.3)

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The decrease to the net carrying value of impaired commercial mortgage loans at December 31, 2014 compared to 2013 was primarily due to a decrease in impaired commercial mortgage loans with a specific allowance in our industrial and retail segments for 2014 associated with a small number of borrowers.

            46            STANCORP FINANCIAL GROUP, INC.

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, issuances and repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $250.4 million, $443.3 million and $409.6 million for 2014, 2013 and 2012, respectively. The decrease in funds provided by financing cash flows for 2014 compared to 2013 was primarily due to a $64.7 million increase in share repurchases, a $47.1 million repurchase of debt, and a $34.3 million decrease in policyholder fund deposits, net of withdrawals. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

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

Under the facility, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. Under the two financial covenants, we are required to maintain a total debt to total capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.48 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At December 31, 2014, we had a total debt to total capitalization ratio of 20.6% and consolidated net worth of $1.95 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or the London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At December 31, 2014, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

We have $250 million of 5.00%, 10-year senior notes (“Senior Notes”), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

We have $252.9 million of Subordinated Debt, which matures on June 1, 2067, and is non-callable prior to June 1, 2017. In the first quarter of 2014, we repurchased $47.1 million in principal amount of Subordinated Debt. Interest is payable semi-annually on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. We have the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if we elected to defer interest payments on our Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. We are not currently deferring interest on the Subordinated Debt.

In 2013, Standard became a member of the FHLB of Seattle. Standard issues collateralized funding agreements to the FHLB of Seattle and invests the cash received from advances to support various spread-based businesses and enhance our asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At December 31, 2014, Standard had $139.0 million outstanding under funding agreements with the FHLB of Seattle. At December 31, 2014, Standard pledged $174.4 million of commercial mortgage loans as collateral to the FHLB of Seattle for our outstanding advances. There were no assets pledged as collateral to the FHLB of Seattle at December 31, 2013. The FHLB of Des Moines and the FHLB of Seattle have announced that they have entered into a definitive agreement to merge the two banks. The merger agreement has been unanimously approved by the boards of directors of both banks and by the FHFA. The potential merger must be approved by the members of both banks through a voting process that is expected to take place in the first half of 2015. We do not expect the merger to have a material effect on our business, financial position, results of operations or cash flows.

CAPITAL MANAGEMENT

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target for our statutory insurance subsidiaries is generally to maintain statutory capital and surplus at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The statutory insurance subsidiaries capital and surplus as a percentage of the Company Action Level RBC was approximately 445% at December 31, 2014. At December 31, 2014, capital and surplus, adjusted to exclude asset valuation reserves, for our regulated statutory insurance subsidiaries totaled $1.33 billion.

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

2014 ANNUAL REPORT            47

Part II

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

Dividends from Subsidiaries

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

As of December 31, 2014, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $208.5 million and capital and surplus was $1.15 billion. Based upon Standard’s results for 2014, the amount of ordinary dividends and other distributions available in 2015, without prior approval from the Oregon Insurance Division is $208.5 million. As of December 31, 2013, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $195.1 million and capital and surplus was $1.29 billion. Based upon Standard’s results for 2013, the amount of ordinary dividends and other distributions available in 2014, without prior approval from the Oregon Insurance Division was $195.1 million.

In August 2012, Standard paid an extraordinary cash distribution of $250.0 million to StanCorp from its paid-in and contributed surplus. Concurrently with the distribution, Standard issued a $250.0 million subordinated surplus note (“Surplus Note”), payable to StanCorp. The Surplus Note matures in 2042 and bears an interest rate of 5.25%, with interest payments due March 31, June 30, September 30 and December 31 of each year. Standard has the right to prepay the principal balance of the Surplus Note, in whole or in part, at any time or from time to time, without penalty. In accordance with the requirements of the National Association of Insurance Commissioners (“NAIC”), the Surplus Note provides that no interest or principal payments may be made by Standard without the prior approval of the Oregon Insurance Division, interest will not be represented as an addition to the instrument, interest will not accrue additional interest and any payments with respect to the Surplus Note will be subordinate to Standard’s other obligations to policyholders, lenders and creditors. As a result of the extraordinary distribution in August 2012, dividends through August 14, 2013 were considered extraordinary.

During 2014 and 2013, Standard made distributions to StanCorp totaling $390.0 million and $130.0 million, respectively. The 2014 distribution included a $240.0 million extraordinary distribution to StanCorp that was used to capitalize StanCap Insurance Company. Effective September 30, 2014, StanCap Insurance Company entered into a reinsurance agreement with Standard to reinsure Standard’s group life and AD&D business. This reinsurance agreement between StanCap Insurance Company and Standard replaced the yearly renewable term group life reinsurance agreement with Canada Life Assurance Company, which was terminated effective September 30, 2014. As a result of the extraordinary distribution in September 2014, future dividends will require approval from the Oregon Insurance Division through September 2015 and will be considered extraordinary.

            48            STANCORP FINANCIAL GROUP, INC.

Dividends paid from Standard to StanCorp will be based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid extraordinary cash distributions to StanCorp of $310.0 million and ordinary cash dividends to StanCorp of $80.0 million for 2014. Standard paid ordinary cash dividends to StanCorp of $70.0 million and extraordinary cash distributions to StanCorp of $60.0 million for 2013. Standard paid extraordinary cash distributions to StanCorp of $310.0 million and ordinary cash dividends to StanCorp of $10.0 million for 2012.

Dividends received from our non-insurance subsidiaries were $33.0 million and $17.0 million for 2014 and 2013, respectively.

Dividends to Shareholders

On November 11, 2014, our Board of Directors declared an annual cash dividend of $1.30 per common share. The dividend was paid on December 8, 2014 to shareholders of record on November 24, 2014. In 2013 and 2012, we paid an annual cash dividend of $1.10 and $0.93 per common share, respectively. The Board of Directors has increased the annual dividend per common share to shareholders each year for the past 15 consecutive years. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. It is anticipated that an annual dividend to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on distributions from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by the Board of Directors. In addition, the declaration and payment of dividends to shareholders would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999.

Share Repurchases

On November 13, 2012, our Board of Directors authorized the repurchase of 3.0 million shares of StanCorp common stock through December 31, 2014 (“November 2012 Authorization”). On February 11, 2014, our Board of Directors authorized the repurchase of 3.0 million additional shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization”). The February 2014 Authorization took effect upon the completion of the November 2012 Authorization during the second quarter of 2014. As of December 31, 2014, there were 2.0 million shares remaining under the February 2014 Authorization. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use.

The following table sets forth share repurchases activity:

	Years ended December 31,
(Dollars in millions—except per share data)	2014	2013

Share repurchases:
Shares repurchased	2,383,175	1,644,488
Cost of share repurchases	$147.0	$82.3
Weighted-average price per common share	61.67	50.07

Shares remaining under repurchase authorizations	1,972,337	1,355,512

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

2014 ANNUAL REPORT            49

Part II

The following table summarizes our contractual obligations by period in which payments are due:

(In millions)	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Contractual obligations:
Short-term debt and capital lease obligations	$1.1	$1.1	$-	$-	$-
Long-term debt and capital lease obligations	503.9	-	0.9	0.1	502.9
Interest on debt obligations	137.6	30.0	51.3	25.0	31.3
Operating lease obligations	23.5	7.3	7.9	3.4	4.9
Funding requirements for commercial mortgage loans	134.8	134.8	-	-	-
Purchase obligations	51.0	35.3	14.7	1.0	-
Insurance obligations(1)	7,488.5	1,187.0	1,182.6	911.7	4,207.2
Policyholder fund obligations(2)	6,142.9	5,374.6	135.9	102.3	530.1
Separate account liabilities(3)	7,179.8	7,179.8	-	-	-
Other short-term and long-term obligations	312.4	61.3	53.0	43.3	154.8

Total contractual obligations	$21,975.5	$14,011.2	$1,446.3	$1,086.8	$5,431.2

(1)

The estimated payments expected to be due by period for insurance obligations reflect future estimated cash payments, for pending and future potential claims, to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholders’ dividends and reinsurance payables. These future estimated net cash payments are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in-force, and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA. These net cash payments are undiscounted with respect to interest and, as a result, the sum of the net cash payments shown for all years in the table of $7.49 billion exceeds the corresponding liability amount of $5.83 billion included in the Consolidated Financial Statements as of December 31, 2014. We have made significant assumptions to determine the future estimated net cash payments related to the underlying policies and contracts. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(2)

While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, policyholder fund obligations in the amount of $4.99 billion have been included in the less than one year column of the table as they may be withdrawn upon request. These net cash payments are undiscounted with respect to interest but reflect an offsetting effect due to reinsurance receivables and, as a result, the sum of the net cash payments shown for all years in the table of $6.14 billion differs from the corresponding liability amount of $6.54 billion included in the Consolidated Financial Statements as of December 31, 2014. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(3)

Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, separate account liabilities in the amount of $7.18 billion have been included in the less than one year column of the table as they may be withdrawn upon request.

Our debt obligations consisted primarily of the $250 million of 5.00% Senior Notes and the $252.9 million of 6.90% Subordinated Debt. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18—Long-Term Debt”.

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2014, we had outstanding commitments to fund commercial mortgage loans totaling $134.8 million, with fixed interest rates ranging from 4.00% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and deposit may be refunded to the borrower, less an administrative fee.

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

Policyholder fund obligations include payments based on currently scheduled withdrawals and annuity benefit payments stemming from liabilities shown on the consolidated balance sheets as policyholder funds.

At December 31, 2014, we had $139.0 million outstanding under funding agreements with the FHLB of Seattle, with fixed interest rates ranging from 0.38% to 3.79% that mature in 1 to 15 years. The funding agreements with the FHLB of Seattle are recorded as other policyholder funds on the consolidated balance sheets. The FHLB of Des Moines and the FHLB of Seattle have

            50            STANCORP FINANCIAL GROUP, INC.

announced that they have entered into a definitive agreement to merge the two banks. The merger agreement has been unanimously approved by the boards of directors of both banks and by the FHFA. The potential merger must be approved by the members of both banks through a voting process that is expected to take place in the first half of 2015. We do not expect the merger to have a material effect on our business, financial position, results of operations or cash flows.

Other long-term obligations reflected in the consolidated balance sheets at December 31, 2014, included $210.6 million in expected benefit payments for supplemental, home office, and field office retirement plans, $13.6 million in expected benefit payments for the postretirement benefit plan, $62.6 million in commitments to fund tax-advantaged investment partnerships, a $12.2 million tax reimbursement liability related to the block of life insurance business sold to Protective Life in 2001, and a $12.6 million liability for our deferred compensation plan.

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions in which our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members for the purpose of paying benefits due to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $0.7 million, $1.9 million and $0.2 million for 2014, 2013 and 2012, respectively. At December 31, 2014, we maintained a reserve of $0.4 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Years ended December 31,

(In millions)	2014	Dollar Change	2013	Dollar Change	2012

Statutory Results	$268.5	$(4.3)	$272.8	$90.5	$182.3
Adjusted GAAP Results	300.9	(27.8)	328.7	136.6	192.1

Difference	$(32.4)	$23.5	$(55.9)	$(46.1)	$(9.8)

2014 ANNUAL REPORT            51

Part II

The decrease in Statutory Results for 2014 compared to 2013 was primarily due to lower net investment income and the adoption of new statutory accounting guidance for share based compensation, partially offset by more favorable claims experience in Employee Benefits. The increase in Statutory Results for 2013 compared to 2012 was primarily due to more favorable claims experience in Employee Benefits.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for 2014 compared to 2013 and 2013 compared to 2012 were primarily due to differences in the prescribed accounting treatments between GAAP and Statutory accounting practices for net investment income, reserves for our individual annuity products, net income or loss from the holding company and noninsurance subsidiaries and lower operating expenses as a result of expense management actions. The expense management actions taken in 2013 included an amendment to our postretirement medical plan, which reduced operating expenses by $20.6 million for 2013. The reduced operating expenses were included in the Adjusted GAAP Results but were not included in the Statutory Results.

The following table sets forth statutory capital and the associated asset valuation reserve:

	December 31,

(Dollars in millions)	2014	2013	Percent Change

Statutory capital and surplus adjusted to exclude asset valuation reserve	$1,334.6	$1,486.5	(10.2)%
Asset valuation reserve	106.2	127.5	(16.7)

The change in asset valuation reserve is primarily due to the reduction in reserve factors prescribed by the NAIC in 2014 for commercial mortgage loans.

ACCOUNTING PRONOUNCEMENTS

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Accounting Pronouncements.”

FORWARD-LOOKING STATEMENTS

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Annual Report on Form 10-K and in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, that are other than purely historical information. These statements, including estimates, projections, expected operating results, statements related to business plans, strategies, objectives and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements and include, but are not limited to, the following:

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

            52            STANCORP FINANCIAL GROUP, INC.

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

2014 ANNUAL REPORT            53

Part II

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            54            STANCORP FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

February 26, 2015

2014 ANNUAL REPORT            55

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(Dollars in millions—except per share data)	2014	2013	2012
Revenues:
Premiums	$2,052.4	$2,124.3	$2,163.9
Administrative fees	130.8	121.6	114.7
Net investment income	600.9	629.9	628.5
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(1.2)	(1.1)	(3.2)
All other net capital losses	(12.8)	(14.6)	(5.5)

Total net capital losses	(14.0)	(15.7)	(8.7)

Total revenues	2,770.1	2,860.1	2,898.4

Benefits and expenses:
Benefits to policyholders	1,582.2	1,655.4	1,793.0
Interest credited	164.6	176.4	171.3
Operating expenses	470.6	442.6	470.5
Commissions and bonuses	207.2	207.9	203.7
Premium taxes	31.5	35.3	37.5
Interest expense	31.8	34.4	39.9
Net increase in deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets	(4.7)	(4.9)	(0.9)

Total benefits and expenses	2,483.2	2,547.1	2,715.0

Income before income taxes	286.9	313.0	183.4
Income taxes	67.6	84.5	44.9

Net income	$219.3	$228.5	$138.5

Net income per common share:
Basic	$5.10	$5.16	$3.13
Diluted	5.05	5.13	3.12

Weighted-average common shares outstanding:
Basic	43,018,215	44,243,364	44,283,771
Diluted	43,455,136	44,527,405	44,359,891

See Notes to Consolidated Financial Statements.

            56            STANCORP FINANCIAL GROUP, INC.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In millions)	2014	2013	2012
Net income	$219.3	$228.5	$138.5
Other comprehensive (loss) income, net of tax:
Unrealized capital gains (losses) on securities—available-for-sale:
Net unrealized capital gains (losses) on securities—available-for-sale(1)	50.3	(205.3)	71.4
Reclassification adjustment for net capital gains included in net income(2)	(2.0)	(4.5)	(3.6)
Employee benefit plans:
Prior service (cost) credit and net (losses) gains arising during the year, net(3)	(70.4)	41.2	---
Reclassification adjustment for amortization to net periodic pension cost (credit), net(4)	1.7	(6.0)	6.4

Total other comprehensive (loss) income, net of tax	(20.4)	(174.6)	74.2

Comprehensive income	$198.9	$53.9	$212.7

(1)	Net of tax expense of $24.6 million, tax benefit of $111.1 million and tax expense of $38.3 million for 2014, 2013 and 2012, respectively.
(2)	Net of tax benefits of $1.1 million, $3.1 million and $2.2 million for 2014, 2013 and 2012, respectively.
(3)	Net of tax benefit of $37.9 million and tax expenses of $22.2 million and $0.2 million for 2014, 2013 and 2012, respectively.
(4)	Net of tax expense of $0.9 million, tax benefit of $3.2 million and tax expense of $3.4 million for 2014, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

2014 ANNUAL REPORT            57

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

(Dollars in millions)	2014	2013

A S S E T S

Investments:
Fixed maturity securities—available-for-sale (amortized cost of $7,390.0 and $6,811.9)	$7,773.7	$7,120.5
Commercial mortgage loans, net	5,321.1	5,405.1
Real estate, net	37.0	65.7
Other invested assets	320.9	196.5

Total investments	13,452.7	12,787.8
Cash and cash equivalents	251.1	379.3
Premiums and other receivables	118.4	118.2
Accrued investment income	108.0	106.8
Amounts recoverable from reinsurers	994.2	988.1
DAC, VOBA and other intangible assets, net	381.0	371.3
Goodwill	36.0	36.0
Property and equipment, net	79.3	84.7
Other assets	129.4	127.9
Separate account assets	7,179.8	6,393.2

Total assets	$22,729.9	$21,393.3

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,832.3	$5,846.9
Other policyholder funds	6,537.8	6,051.6
Deferred tax liabilities, net	63.1	64.7
Short-term debt	1.1	1.5
Long-term debt	503.9	551.9
Other liabilities	440.1	330.7
Separate account liabilities	7,179.8	6,393.2

Total liabilities	20,558.1	19,240.5

Commitments and contingencies (See Note 19)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	---	---
Common stock, no par, 300,000,000 shares authorized; 42,077,825 and 44,126,389 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	5.3	68.0
Accumulated other comprehensive income	114.3	134.7
Retained earnings	2,052.2	1,950.1

Total shareholders’ equity	2,171.8	2,152.8

Total liabilities and shareholders’ equity	$22,729.9	$21,393.3

See Notes to Consolidated Financial Statements.

            58            STANCORP FINANCIAL GROUP, INC.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
(Dollars in millions—except per share data)	Shares	Amount	Income (Loss)	Earnings	Equity

Balance, January 1, 2012	44,268,859	$82.4	$235.1	$1,672.9	$1,990.4
Net income	---	---	---	138.5	138.5
Other comprehensive income, net of tax	---	---	74.2	---	74.2
Common stock:
Repurchased	(279,700)	(10.0)	---	---	(10.0)
Issued under share-based compensation plans, net	430,289	17.2	---	---	17.2
Dividends declared on common stock ($0.93 per share)	---	---	---	(41.3)	(41.3)

Balance, December 31, 2012	44,419,448	89.6	309.3	1,770.1	2,169.0

Net income	---	---	---	228.5	228.5
Other comprehensive loss, net of tax	---	---	(174.6)	---	(174.6)
Common stock:
Repurchased	(1,644,488)	(82.3)	---	---	(82.3)
Issued under share-based compensation plans, net	1,351,429	60.7	---	---	60.7
Dividends declared on common stock ($1.10 per share)	---	---	---	(48.5)	(48.5)

Balance, December 31, 2013	44,126,389	68.0	134.7	1,950.1	2,152.8

Net income	---	---	---	219.3	219.3
Other comprehensive loss, net of tax	---	---	(20.4)	---	(20.4)
Common stock:
Repurchased	(2,383,175)	(84.5)	---	(62.5)	(147.0)
Issued under share-based compensation plans, net	334,611	21.8	---	---	21.8
Dividends declared on common stock ($1.30 per share)	---	---	---	(54.7)	(54.7)

Balance, December 31, 2014	42,077,825	$5.3	$114.3	$2,052.2	$2,171.8

See Notes to Consolidated Financial Statements.

2014 ANNUAL REPORT            59

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2014	2013	2012
Operating:
Net income	$219.3	$228.5	$138.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	14.0	15.7	8.7
Depreciation and amortization	115.4	112.9	117.0
DAC, VOBA and other intangible assets, net	(80.1)	(76.9)	(71.4)
Deferred income taxes	10.7	13.4	6.4
Changes in other assets and liabilities:
Receivables and accrued income	(7.5)	(8.4)	(24.5)
Future policy benefits and claims	(15.8)	23.8	149.6
Other, net	(17.8)	(29.4)	51.4

Net cash provided by operating activities	238.2	279.6	375.7

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	797.2	1,017.9	964.5
Proceeds from sale or repayment of commercial mortgage loans	1,270.4	1,124.6	797.6
Proceeds from sale of real estate	20.1	22.0	13.2
Proceeds from sale of other invested assets	20.5	0.2	---
Acquisition of fixed maturity securities—available-for-sale	(1,406.2)	(1,303.3)	(1,269.4)
Acquisition or origination of commercial mortgage loans	(1,194.7)	(1,286.8)	(1,194.6)
Acquisition of real estate	(1.4)	(0.9)	(1.3)
Acquisition of other invested assets	(112.0)	(64.2)	(59.7)
Acquisition of property and equipment, net	(10.7)	(13.8)	(13.3)

Net cash used in investing activities	(616.8)	(504.3)	(763.0)

Financing:
Policyholder fund deposits	2,907.5	2,081.5	2,008.6
Policyholder fund withdrawals	(2,421.3)	(1,561.0)	(1,555.6)
Repayment of debt	(47.1)	---	(250.0)
Issuance of debt, net of issuance costs	---	---	246.7
Issuance of common stock	14.3	52.6	10.9
Repurchases of common stock	(147.0)	(82.3)	(10.0)
Dividends paid on common stock	(54.7)	(48.5)	(41.3)
Other, net	(1.3)	1.0	0.3

Net cash provided by financing activities	250.4	443.3	409.6

(Decrease) increase in cash and cash equivalents	(128.2)	218.6	22.3
Cash and cash equivalents, beginning of year	379.3	160.7	138.4

Cash and cash equivalents, end of year	$251.1	$379.3	$160.7

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$205.1	$199.6	$205.5
Income taxes	61.7	64.1	4.2
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	$4.4	$11.4	$16.8
Commercial mortgage loans originated on real estate sold	0.6	1.4	0.8

See Notes to Consolidated Financial Statements.

            60            STANCORP FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As used in Item 8, the terms “StanCorp,” “Company,” “we,” “us” and “our” refer to StanCorp Financial Group, Inc. and its subsidiaries, unless the context otherwise requires.

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

The Standard Life Insurance Company of New York was organized in 2000 and is licensed to provide group and individual disability insurance, group life and AD&D insurance, group dental insurance and vision insurance in New York.

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

StanCorp Equities is a limited business broker-dealer and member of the Financial Industry Regulatory Authority. As a wholesaler, StanCorp Equities activities are limited to soliciting and supporting third-party broker-dealers and investment advisers that offer or advise their retirement plan clients on using an unregistered group annuity contract or a mutual fund trust platform.

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

Standard holds interests in tax-advantaged investments. These interests are accounted for under the equity method of accounting. The carrying value of these interests was $296.3 million and $192.4 million at December 31, 2014 and 2013, respectively.

The consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated on a consolidated basis.

Use of estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment are those used in determining investment valuations, the reserves for future policy benefits and claims, DAC, VOBA and other intangible assets, pension and postretirement benefit plans and the provision for income taxes. The results of these estimates are critical because they affect the Company’s profitability and may affect key indicators used to measure the Company’s performance. These estimates have a material effect on the Company’s results of operations and financial condition.

2014 ANNUAL REPORT            61

Part II

Investment Valuations

Fixed Maturity Securities—Available-for-sale (“Fixed Maturity Securities”)

Capital gains and losses for fixed maturity securities are recognized using the specific identification method. If the fair value of a fixed maturity security declines below its amortized cost, the Company assesses whether the decline is other than temporary.

In the Company’s quarterly impairment analysis, management evaluates whether a decline in fair value of the fixed maturity security is other than temporary by considering the following factors:

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

If it is determined an other-than-temporary impairment (“OTTI”) exists, the Company separates the OTTI of fixed maturity securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income (loss). The cost basis of the fixed maturity security is permanently adjusted to reflect the credit loss. Once an impairment has been recorded, the Company continues to review the OTTI securities for further potential impairment.

The Company will continue to evaluate its holdings; however, the Company currently expects the fair values of its investments to recover either prior to their maturity dates or upon maturity. Should the credit quality of the Company’s fixed maturity securities significantly decline, there could be a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In conjunction with determining the extent of credit losses associated with fixed maturity securities, the Company utilizes certain information in order to determine the present value of expected cash flows discounted using pre-impairment yields. The information includes, but is not limited to, original scheduled contractual cash flows, current market spread information, risk-free rates, fundamentals of the industry and sector in which the issuer operates, and general market information.

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

            62            STANCORP FINANCIAL GROUP, INC.

General Loan Loss Allowance

The general loan loss allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, debt coverage ratios, loan to value ratios, actual loan loss experience and individual loan analysis.

Specific Loan Loss Allowance

An impaired commercial mortgage loan is a loan where the Company does not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original agreement. The Company also holds specific loan loss allowances on certain performing commercial mortgage loans that it continues to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which the Company has determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original agreement terms. In addition, for impaired commercial mortgage loans, the Company evaluates the cost to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur and other quantitative information management has concerning the loan. Portions of loans that are deemed uncollectible are charged-off against the allowance, and recoveries, if any, are credited to the allowance. See “Note 10—Investments—Commercial Mortgage Loans.”

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

Real estate investments are recorded at the lower of cost or net realizable value. The Company depreciates real estate investments using the straight-line depreciation method with useful lives varying from 30 to 40 years. The Company records impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment is recorded to net capital losses, and the carrying value of the investment is adjusted to reflect the impairment. There were no impairments recorded on real estate investments for 2014, 2013 or 2012.

Real Estate Owned is initially recorded at net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as additional information is received. Real Estate Owned is initially considered an investment held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment is recorded if the Company does not expect the investment to recover its carrying value prior to the expected date of sale. Once an impairment has been recorded, the Company continues to review the investment for further potential impairment. Impairments recorded on Real Estate Owned were $5.2 million, $8.7 million and $3.0 million for 2014, 2013 and 2012 respectively.

Total real estate was $37.0 million at December 31, 2014, compared to $65.7 million at December 31, 2013. Accumulated depreciation for real estate totaled $12.0 million and $13.4 million at December 31, 2014 and 2013, respectively.

Other Invested Assets

Other invested assets include tax-advantaged investments, derivative financial instruments, policy loans and common stock. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged Investments

The Company’s tax-advantaged investments are structured as limited partnerships and are accounted for under the equity method of accounting. The Company has purchased tax-advantaged investments opportunistically due to the higher risk-adjusted returns. The primary sources of investment return are tax credits and the tax benefits derived from operating losses, both of which may exhibit variability over the life of the investment. Tax credits received from these investments are reported in the Company’s consolidated statements of income as either a reduction of state premium taxes, or a reduction of income taxes, based on the nature of the credits. The Company’s share of the operating losses of the limited partnerships decreases the carrying value of the investments and is reported as a component of net investment income. If the net present value of expected future cash flows of a tax-advantaged investment is less than the current book value of the investment, the Company evaluates whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss in the period in which it was determined to be impaired.

2014 ANNUAL REPORT            63

Part II

Derivative Instruments

In 2014, the Company began the use of interest rate swaps to reduce the risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, and to protect the value of investments held on the consolidated balance sheets. The interest rate swaps used by the Company are designed to qualify for hedge accounting. Interest rate swaps are recognized as either other invested assets or other liabilities in the Company’s consolidated balance sheets and are reported at fair value. The accounting for an interest rate swap depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. To qualify for hedge accounting, the Company documents the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a fair value hedge or a cash flow hedge at the inception of the hedging transaction. The documentation includes a description of how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities on its balance sheets, the method that will be used to prospectively and retrospectively assess the hedge effectiveness, the method that will be used to measure ineffectiveness and how this ineffectiveness will be accounted for.

An interest rate swap designated as part of a hedging relationship must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is assessed at inception and periodically throughout the life of the designated hedging relationship, using qualitative and quantitative methods. Qualitative methods include comparison of critical terms of the interest rate swap to the hedged item. Quantitative methods include regression or other statistical analysis of changes in the fair value or cash flows associated with the hedge relationship.

Changes in the fair value of an interest rate swap designated as a fair value hedge, including amounts measured as ineffective, and changes in the fair value of the hedged item, are recognized in the consolidated statements of income as a component of net capital gains and losses each period. The gain or loss on the termination of a fair value hedge is recognized in the consolidated statements of income as a component of net capital gains and losses during the period in which the termination occurs. When interest rate swaps are used in hedge accounting relationships, periodic settlements are recorded in net investment income.

The gain or loss on the termination of an ineffective fair value hedge is reported in the consolidated statements of income as a component of net capital gains or losses. Additionally, when a hedged item is disposed, the Company will terminate the related derivative instrument and recognize the gain or loss on termination in the Company’s consolidated statements of income as a component of net capital gains or losses.

Index-based guarantees embedded in indexed annuities (“index-based interest guarantees”) and Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) do not qualify for hedge accounting. The Company sells indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded in interest credited.

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

Cash settlement activity of derivative contracts is reported in the consolidated statements of cash flows as a component of proceeds from or acquisition of other invested assets. See “Note 11—Derivative Financial Instruments.”

Policy Loans

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Common Stock

In 2013, Standard became a member of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”) and purchased the required common stock for membership and activity. The FHLB of Seattle common stock is carried at par value and accounted for under the cost method. The Company periodically evaluates the FHLB of Seattle common stock for OTTI. The Company’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. There were no impairments recorded on the common stock of FHLB of Seattle in 2014 or 2013. The Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”) and the FHLB of Seattle have announced that they have entered into a definitive agreement to merge the two banks. The merger agreement has been unanimously approved by the boards of directors of both banks and by the Federal Housing Finance Agency (“FHFA”). The potential merger must be approved by the members of both banks through a voting process that is expected to take place in the first half of 2015. The Company does not expect the merger to have a material effect on its business, financial position, results of operations, or cash flows.

            64            STANCORP FINANCIAL GROUP, INC.

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

The Company defers certain acquisition costs that vary with and are directly related to the origination of new business and placing that business in-force. Certain costs related to obtaining new business and acquiring business through reinsurance agreements have been deferred and are amortized to accomplish matching against related future premiums or gross profits as appropriate. The Company normally defers certain acquisition-related commissions and incentive payments, certain costs of policy issuance and underwriting, and certain printing costs. Assumptions used in developing DAC and amortization amounts each period include the amount of business in-force, expected future persistency, withdrawals, interest rates and profitability. These assumptions are modified to reflect actual experience when appropriate. Additional amortization of DAC is charged to current earnings to the extent it is determined that future premiums or gross profits are not adequate to cover the remaining amounts deferred. Changes in actual persistency are reflected in the calculated DAC balance. Costs that are not directly associated with the acquisition of new business are not deferred as DAC and are charged to expense as incurred. Generally, annual commissions are considered expenses and are not deferred.

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

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 54% and 93% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 76% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability insurance business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life insurance business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life insurance products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability insurance claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums.

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting increase or decrease to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. As a result of unlocking, the amortization schedule for future periods is also adjusted.

2014 ANNUAL REPORT            65

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

Property and Equipment, Net

The following table sets forth the major classifications of the Company’s property and equipment and accumulated depreciation:

		December 31,
(In millions)		2014	2013

Home office properties	$	139.4	$136.9
Office furniture and equipment		48.6	47.9
Capitalized software		173.0	169.4
Leasehold improvements		14.9	13.9

Property and equipment, gross		375.9	368.1
Less: accumulated depreciation		296.6	283.4

Property and equipment, net	$	79.3	$84.7

Property and equipment are stated at cost less accumulated depreciation. The Company depreciates property and equipment using the straight-line method over the estimated useful lives with a half-year convention. The estimated useful lives are generally 40 years for properties, range from three to ten years for equipment and range from three to five years for capitalized software. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the life of the lease. Depreciation expense for 2014, 2013 and 2012 was $17.8 million, $19.9 million and $24.1 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased 34.2%, 33.8% and 33.3% of the corporate headquarters in Portland, Oregon at December 31, 2014, 2013 and 2012, respectively. Income from the leases is included in net investment income.

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

Reserves for Future Policy Benefits and Claims

Benefits and expenses are matched with recognized premiums to result in recognition of profits over the life of the contracts. The match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses. For most of the Company’s product lines, management establishes and carries as a liability actuarially determined reserves that are calculated to meet the Company’s obligations for future policy benefits and claims. These reserves do not represent an exact calculation of the Company’s future benefit liabilities but are instead estimates based on assumptions and considerations concerning a number of factors, which include:

•	The amount of premiums that the Company will receive in the future.
•	The rate of return on assets the Company purchases with premiums received.
•	Expected number and severity of claims.
•	Expenses.
•	Persistency, which is the measurement of the percentage of premiums remaining in-force from year to year.

In particular, the Company’s group and individual long term disability insurance reserves are sensitive to assumptions and considerations regarding the following factors:

•	Claim incidence rates for incurred but not reported claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.

            66            STANCORP FINANCIAL GROUP, INC.

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

Other Policyholder Funds

Other policyholder funds are liabilities for investment-type contracts and are based on the policy account balances including accumulated interest. Other policyholder funds also include amounts related to advanced premiums of $188.3 million and $186.1 million at December 31, 2014 and 2013, respectively, and premiums on deposit and experience rated liabilities totaling $187.0 million and $193.5 million at December 31, 2014 and 2013, respectively.

Recognition of Premiums

Premiums from group life and group and individual disability contracts are recognized as revenue when due. Investment-type contract fee revenues consist of charges for policy administration and surrender charges assessed during the period. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are unearned and included in other policyholder funds on the consolidated balance sheets. Experience rated refunds (“ERRs”) are computed in accordance with the terms of the contracts with certain group policyholders and are accounted for as an adjustment to premiums.

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

The Company records interest paid on income tax liabilities as interest expense and income tax penalties incurred as an operating expense.

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

Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU permits entities to account for qualified affordable housing projects under the proportional amortization method (“PAM”) of accounting. Under PAM, the cost of the investments is amortized in each period in proportion to the tax credits and benefits of tax losses received in that period to total benefits to be received over the life of the investments and allows the amortization of the investments and the tax benefits to be recognized in income taxes on the consolidated statements of income.

ASU No. 2014-01 is effective for annual reporting periods and interim reporting periods within those annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company is adopting this ASU effective January 1, 2015, which it expects will decrease the beginning balance of 2015 retained earnings between $15 million and $20 million. Based on the investments held at December 31, 2014, the Company estimates the adoption of the ASU will result in a decrease in net income

2014 ANNUAL REPORT            67

Part II

of approximately $13 million for 2015. The adoption of this ASU will change the timing of the benefit realized in net income but will not change the cumulative total benefit to net income over the life of the investments.

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

ASU No. 2014-09 is effective for annual reporting periods and interim reporting periods within those annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company’s revenue is primarily from insurance contracts and financial instruments; therefore, the Company does not expect this ASU to have a material effect on its results of operations.

ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items. The main objective of ASU No. 2015-01 is to eliminate from GAAP the concept of extraordinary items, however, the requirement to disclose unusual and infrequent items still exists. Under this guidance, an entity will no longer segregate extraordinary items from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU affects the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently.

ASU No. 2015-01 is effective for annual reporting periods and interim reporting periods within those annual reporting periods beginning after December 15, 2015. Early adoption is permitted if guidance is applied as of the beginning of the annual reporting period of adoption. The Company does not expect this ASU to have a material effect on its results of operations or disclosures.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Years ended December 31,
(Dollars in millions—except per share data)	2014	2013	2012
Net income	$219.3	$228.5	$138.5

Basic weighted-average common shares outstanding	43,018,215	44,243,364	44,283,771
Stock options	342,791	194,978	74,232
Stock awards	94,130	89,063	1,888

Diluted weighted-average common shares outstanding	43,455,136	44,527,405	44,359,891

Net income per common share:
Basic	$5.10	$5.16	$3.13
Diluted	5.05	5.13	3.12

Antidilutive shares not included in net income per diluted common share calculation	50,236	292,750	2,220,045

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain specified parties. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,694,980 shares or options for shares remain available for grant at December 31, 2014. Of the 3,500,000 shares authorized for the ESPP, 1,378,369 shares remain available for issuance at December 31, 2014.

            68            STANCORP FINANCIAL GROUP, INC.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Years ended December 31,
(In millions)	2014	2013	2012
Compensation cost	$8.1	$8.3	$6.7
Related income tax benefit	2.8	2.9	2.3

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

The following table sets forth a summary of option activity and options outstanding and exercisable:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Total Intrinsic Value(1)
Outstanding, January 1, 2012	2,784,361	$40.84	5.1	$5,947,355
Granted	268,033	38.09
Exercised	(294,226)	25.67
Forfeited	(16,300)	39.56
Expired	(37,700)	45.06

Outstanding, December 31, 2012	2,704,168	42.17	4.5	2,887,006

Granted	211,367	44.27
Exercised	(1,214,399)	41.37
Forfeited	(31,211)	47.13
Expired	(14,831)	40.34

Outstanding, December 31, 2013	1,655,094	43.02	5.6	38,455,709

Granted	151,060	64.18
Exercised	(261,208)	41.64
Forfeited	(4,218)	48.55
Expired	---	---

Outstanding, December 31, 2014	1,540,728	$45.31	5.4	$37,827,108

Options outstanding and exercisable:
Vested or expected to be vested, December 31, 2014	1,524,736	$45.25	5.4	$37,523,747
Fully vested and exercisable, December 31, 2014	1,220,891	43.85	4.6	31,759,884

(1)	The intrinsic value of outstanding options can fluctuate significantly due to changes in the year end closing stock price from year to year.

2014 ANNUAL REPORT            69

Part II

The fair value of each option award was estimated using the Black-Scholes option pricing model as of the grant date using the assumptions noted in the following table. The Black-Scholes option pricing model uses the expected term as an input with the calculated option value varying directly with the length of time until exercise. The Company bases its estimate of the expected term on an analysis of the historical exercise experience of similar options granted to similar employee or director groups. The expected term given below represents the weighted-average expected term of options granted. Expected stock price volatility is based on the volatility of StanCorp’s common stock price per share over the prior period equal in duration to the expected term. The dividend rate is the rate expected to be paid over the expected term, generally estimated to be equal to the rate for the year prior to the grant. The risk-free rate is the interest rate on a U.S. Treasury bond of a maturity closest to the expected term of the option granted.

The following table sets forth the weighted-average assumptions used to determine the fair value of option grants:

	Years ended December 31,
	2014	2013	2012
Dividend yield	1.78%	2.25%	2.36%
Expected stock price volatility	43.15	45.86	47.30
Risk-free interest rate	1.81	1.31	1.02
Expected option lives	6.0 years	6.2 years	5.9 years

The weighted-average grant date fair value of options granted was $23.29, $16.15 and $13.73 for 2014, 2013 and 2012, respectively.

The total intrinsic value of the options exercised was $5.9 million, $14.4 million and $3.2 million for 2014, 2013 and 2012, respectively. The amount that the Company received from the exercise of stock options was $10.9 million, $50.2 million and $7.6 million for 2014, 2013 and 2012, respectively. The related tax benefit derived from the tax deduction received by the Company for the difference between the market price of StanCorp common stock and the exercise price when the options were exercised was $3.6 million for both 2014 and 2013 and $1.1 million for 2012.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At December 31, 2014, the total cost related to unvested option awards that had not yet been recognized in the financial statements was $5.5 million. This cost will be recognized over a weighted-average period of 2.4 years.

Stock Award Grants

The Company currently grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 1,059,828 shares available for issuance as stock award grants at December 31, 2014.

The following table sets forth a summary of the activity of RSU and Performance Shares outstanding:

	Restricted Stock Units			Performance Shares
	Activity	Weighted-Average Grant Date Fair Value		Activity	Weighted-Average Grant Date Fair Value
Unvested balance, January 1, 2012	---	$	---	190,968	$44.05
Granted	---			179,818
Vested	---			(9,200)
Forfeited	---			(64,790)

Unvested balance, December 31, 2012	---		---	296,796	43.14

Granted	59,823			129,172
Vested	---			(13,964)
Forfeited	(3,057)			(114,722)

Unvested balance, December 31, 2013	56,766		38.56	297,282	40.34

Granted	48,294			77,634
Vested	---			(54,076)
Forfeited	(685)			(118,968)

Unvested balance, December 31, 2014	104,375		63.54	201,872	48.41

            70            STANCORP FINANCIAL GROUP, INC.

RSUs

The Company grants annual RSUs to officers and senior officers of the Company. RSUs typically cliff vest three years from the grant date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The Company granted 48,294 and 59,823 RSUs for 2014 and 2013, respectively. The fair value of the RSUs is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of RSUs is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At December 31, 2014, the total compensation cost related to unvested RSUs that had not yet been recognized in the financial statements was $2.8 million. This cost will be recognized over a weighted-average remaining period of 1.7 years.

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

The Company granted 77,634 and 129,172 Performance Shares for 2014 and 2013, respectively.

The Company issued 8,846 and 9,899 shares of StanCorp common stock for 2014 and 2012, respectively. Due to timing of when performance shares vested, the Company did not issue shares for 2013.

The fair value of the Performance Shares is based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of Performance Shares is based on an estimate of the number of shares that will be earned and cost is recognized over the vesting period. The cost the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $7.7 million in additional compensation cost would be recognized through 2016. Assuming that the target performance is achieved, this cost would be recognized over a weighted-average period of 1.4 years. The target payout is 50% of the maximum performance shares. Assuming that the target performance is achieved for each performance goal, $2.1 million in additional compensation cost would be recognized through 2016.

Director Stock Grants

Each non-employee director receives annual stock grants with fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholder meeting. The stock grants generally vest after one year. Prior to May 7, 2012, the non-employee directors received compensation of $50,000 in stock options and $50,000 in stock grants.

The Company issued 17,294, 20,099 and 9,489 shares of StanCorp common stock for 2014, 2013 and 2012, respectively, related to the vesting of the annual Director stock grant for 2013, 2012 and 2011. The weighted-average fair value per share for the shares issued was $45.74, $44.12 and $36.40 for the same periods, respectively.

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

The following table sets forth the assumptions used to determine the fair value of the ESPP embedded option:

Years ended December 31,

	2014	2013	2012
Dividend yield	1.80-1.84%	1.69-2.44%	2.38-3.06%
Expected stock price volatility	21.78-22.40	17.43-17.58	27.80-49.09
Risk-free interest rate	0.03-0.06	0.07-0.11	0.06-0.13
Expected option lives	0.5 years	0.5 years	0.5 years

2014 ANNUAL REPORT            71

Part II

The following table sets forth the fair value per share, compensation cost and related income tax benefit under the Company’s ESPP:

	Years ended December 31,

(Dollars in millions—except per share data)	2014	2013	2012
Weighted-average grant date fair value per share for ESPP offerings	$6.52	$4.16	$9.02
Compensation cost	0.3	0.3	1.4
Related income tax benefit	0.1	0.1	0.5

4.	RETIREMENT BENEFITS

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

The following table sets forth a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of plan assets and the funded status:

	Years ended December 31,

(In millions)	2014	2013	2012

Change in projected benefit obligation:
Projected benefit obligation at beginning of the year	$(408.4)	$(418.5)	$(371.6)
Service cost	(8.4)	(10.2)	(9.7)
Interest cost	(19.3)	(16.7)	(16.5)
Actuarial (loss) gain	(87.1)	26.0	(29.7)
Benefits paid	12.2	11.0	9.0

Projected benefit obligation at end of the year	(511.0)	(408.4)	(418.5)

Change in fair value of plan assets:
Fair value of plan assets at beginning of the year	440.4	386.0	349.7
Actual return on plan assets	28.8	65.4	35.4
Employer contributions	15.0	---	10.0
Benefits paid and estimated expenses	(12.3)	(11.0)	(9.1)

Fair value of plan assets at end of the year	471.9	440.4	386.0

Funded status at end of the year	$(39.1)	$32.0	$(32.5)

The following table sets forth the projected and accumulated benefit obligations and the fair value of the plan assets for the pension plans:

	December 31,
(In millions)	2014	2013	2012

Projected benefit obligation	$511.0	$408.4	$418.5
Accumulated benefit obligation	471.9	374.2	386.5
Fair value of plan assets	471.9	440.4	386.0

            72            STANCORP FINANCIAL GROUP, INC.

The Company recognizes as a component of accumulated other comprehensive (income) loss, net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost.

The following table sets forth the amounts recognized in accumulated other comprehensive (income) loss:

	Years ended December 31,

(In millions)	2014	2013	2012

Net loss	$90.6	$31.4	$78.3
Prior service cost	1.9	2.3	2.7

Total recognized in accumulated other comprehensive (income) loss	$92.5	$33.7	$81.0

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2015 are $6.9 million and $0.4 million net of tax, respectively.

The following table sets forth the components of net periodic benefit (credit) cost, other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, and assumptions used in the measurement of the net periodic benefit cost and the benefit obligations:

	Years ended
	December 31,

(Dollars in millions)	2014	2013	2012

Components of net periodic benefit (credit) cost:
Service cost	$8.5	$10.3	$9.8
Interest cost	19.3	16.7	16.5
Expected return on plan assets	(33.4)	(29.3)	(26.5)
Amortization of prior service cost	0.6	0.6	0.6
Amortization of net actuarial loss	0.7	9.9	8.3

Net periodic benefit (credit) cost	(4.3)	8.2	8.7

Other changes in plan assets and benefit obligation recognized in other comprehensive loss (income):
Net loss (gain)	91.8	(62.2)	20.9
Amortization of prior service cost	(0.7)	(0.6)	(0.6)
Amortization of net actuarial loss	(0.7)	(9.9)	(8.3)

Total recognized in other comprehensive loss (income)	90.4	(72.7)	12.0

Total recognized in net periodic benefit (credit) cost and other comprehensive loss (income)	$86.1	$(64.5)	$20.7

Weighted-average assumptions:
Assumptions used for net periodic benefit (credit) cost:
Discount rate	4.75%	4.00%	4.50%
Expected return on plan assets	7.71	7.70	7.69
Rate of compensation increase	3.50	3.00	3.25

Assumptions used to determine benefit obligations:
Discount rate	4.00%	4.75%	4.00%
Rate of compensation increase	3.00	3.50	3.00

The long run rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category.

2014 ANNUAL REPORT            73

Part II

The Company made contributions to the employee pension plan of $15.0 million and $10.0 million in 2014 and 2012, respectively. The Company did not make any contributions to the employee pension plan in 2013. The Company is not obligated to make any contributions to its pension plans for 2015. In addition, no plan assets are expected to be returned to the Company in 2015.

The following table sets forth the expected benefit payments for the Company’s pension plans:

(In millions)	Amount

2015	$13.5
2016	14.6
2017	15.8
2018	16.8
2019	18.0

2020-2024	111.1

The investment goal of the employee pension plan is to produce long-run portfolio returns that are consistent with reasonable contribution rates and a well-funded plan. To manage the overall risk of the portfolio, the portfolio is reviewed quarterly and rebalanced as necessary to keep the allocation of debt and equity securities within target allocation tolerance levels. The equity securities include pooled separate account funds comprised of large cap growth, large cap blend, large cap value, mid cap blend and foreign mutual funds and are diversified across investment strategies. The employee pension plan held no StanCorp equity securities as plan assets at December 31, 2014 and 2013. The plan invests in a stable asset fund comprised of debt securities included in the general account represented by a Deposit Administration Contract with Standard. Standard maintains the contributions in an unallocated fund, whose assets are invested with other assets in the general account of Standard. The account is credited with earnings on the underlying investments and charged for plan withdrawals and administrative expenses charged by Standard Retirement Services. The stable asset fund contract may subject the plan to concentrations of risk as its contract value is dependent on the ability of Standard to honor its contractual commitments. There are no reserves against the contract value for credit risk of Standard or otherwise.

The investment goal of the agent pension plan is to invest in stable value assets in order to maintain its funded status.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the pension plans:

	December 31,
	2014	2014	2013
	Target	Actual	Actual
Asset Category:
Equity securities	50.0%	50.3%	49.0%
Debt securities	50.0	49.7	51.0

Total	100.0%	100.0%	100.0%

Pension plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 9—Fair Value” for additional fair value information. The fair values of pooled separate accounts are valued daily based upon quoted market prices in an active market and are classified as Level 1 assets. Pooled separate accounts are recorded at fair value on a recurring basis. The fair value of the stable asset fund is included in the financial statements at the Deposit Administration Contract value and is classified as a Level 2 asset. The contract value approximates fair value, as the contract crediting rate resets annually, and the contracts are fully benefit-responsive. Contract value represents contributions made under the contracts, plus earnings, less withdrawals and administrative expenses. The Stable asset fund is primarily invested in investment grade securities and commercial mortgage loans.

            74            STANCORP FINANCIAL GROUP, INC.

The following tables set forth the estimated fair values of pension plan assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2014

(In millions)	Total	Level 1	Level 2		Level 3

Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$47.3	$47.3	$	---	$	---
Large cap blend	74.0	74.0		---		---
Large cap value	24.2	24.2		---		---
Mid cap blend	71.5	71.5		---		---
Foreign	20.3	20.3		---		---

Total pooled separate account funds	237.3	237.3		---		---

Debt securities:
Stable asset fund	234.6	---		234.6		---

Total	$471.9	$237.3		$234.6	$	---

	December 31, 2013

(In millions)	Total	Level 1	Level 2		Level 3

Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$43.0	$43.0	$	---	$	---
Large cap blend	64.7	64.7		---		---
Large cap value	21.7	21.7		---		---
Mid cap blend	64.8	64.8		---		---
Foreign	21.7	21.7		---		---

Total pooled separate account funds	215.9	215.9		---		---

Debt securities:
Stable asset fund	224.5	---		224.5		---

Total	$440.4	$215.9		$224.5	$	---

There were no transfers into or from Level 1, 2 or 3 for 2014 and 2013.

As a result of inputs used during the current period to estimate the fair value of the stable asset fund, Plan management has categorized the stable asset fund as having Level 2 inputs at December 31, 2014. The valuation methods may produce fair value calculations that may not be indicative of net realizable values or reflective of future fair values. See “Note 9—Fair Value” for further disclosure on valuation methods. Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for 2014, 2013 and 2012 were $10.7 million, $9.9 million and $9.9 million, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $12.6 million and $11.6 million at December 31, 2014 and 2013, respectively.

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are

2014 ANNUAL REPORT            75

Part II

determined periodically and are based on retirees’ length of service and age at retirement. As of 2006, participation in the postretirement benefit plan was closed to new participants. An amendment announced in 2012 reduced future benefits for plan participants that did not retire by July 1, 2013.

The Company recognizes the funded status of the postretirement benefit plan as an asset or liability on the consolidated balance sheets. The funded status is measured as the difference between the fair value of the plan assets and the accumulated postretirement benefit obligation.

The following table sets forth a reconciliation of the changes in the postretirement benefit plan’s accumulated postretirement benefit obligation, fair value of plan assets and the funded status:

	Years ended December 31,

(In millions)	2014	2013	2012

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$(17.6)	$(23.9)	$(41.0)
Service cost	---	---	(1.0)
Interest cost	(0.8)	(1.1)	(1.8)
Plan amendments	---	0.8	25.2
Actuarial (loss) gain	(7.3)	5.2	(5.9)
Benefits paid	1.0	1.4	0.6

Accumulated postretirement benefit obligation at end of the year	(24.7)	(17.6)	(23.9)

Change in fair value of postretirement plan assets:
Fair value of plan assets at beginning of the year	19.3	21.6	20.7
Actual return on plan assets	2.0	(1.6)	1.2
Employer contributions	0.9	0.7	0.3
Benefits paid and estimated expenses	(1.0)	(1.4)	(0.6)

Fair value of plan assets at end of the year	21.2	19.3	21.6

Funded status at end of the year	$(3.5)	$1.7	$(2.3)

The gains and losses, and prior service costs or credits excluded from the projected postretirement benefit obligation are recognized as a component of accumulated other comprehensive loss (income), net of tax.

The following table sets forth the amounts recognized in accumulated other comprehensive loss (income):

	Years ended December 31,

(In millions)	2014	2013	2012

Net loss (gain)	$2.9	$(1.0)	$5.1
Prior service credit	---	---	(17.1)

Total recognized in accumulated other comprehensive loss (income)	$2.9	$(1.0)	$(12.0)

In 2015, no estimated prior service credit or net loss (gain) for the postretirement benefit plan will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost. The projected discounted cash flow obligation for the postretirement benefit plan was $24.7 million and $17.6 million at December 31, 2014 and 2013, respectively.

The following table sets forth the assumed health care cost trend rates for next year:

	Years ended December 31,
	2014	2013

Medical	6.90%	7.10%
Prescriptions	7.20	7.50
HMO (Blended)	5.70	6.00
Rate to which the cost trend is assumed to decline (the ultimate trend rate)*	4.50	4.50

*	Year that the rate reaches the ultimate trend is 2027.

            76            STANCORP FINANCIAL GROUP, INC.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	2.8	(2.3)

The following table sets forth the components of net periodic benefit cost (credit), other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, and assumptions used in the measurement of the postretirement net periodic benefit (credit) cost and the postretirement benefit obligations:

	Years ended December 31,
(Dollars in millions)	2014		2013		2012

Components of net periodic benefit (credit) cost:
Service cost	$	---	$	---	$1.0
Interest cost		0.8		1.0	1.8
Expected return on plan assets		(0.8)		(0.8)	(0.8)
Amortization of prior service cost		---		(26.3)	(0.4)
Amortization of net actuarial loss		---		5.7	---
Net periodic benefit (credit) cost		---		(20.4)	1.6
Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net (gain) loss		(5.9)		(3.3)	5.5
Prior service credit		---		---	(25.2)
Amortization of prior service credit		---		26.3	0.4
Amortization of net actuarial loss		---		(5.8)	---
Total recognized in other comprehensive (income) loss		(5.9)		17.2	(19.3)
Total recognized in net periodic benefit (credit) cost and other comprehensive (income) loss		$(5.9)		$(3.2)	$(17.7)
Weighted-average assumptions:
Assumptions used for net periodic benefit (credit) cost:
Discount rate		4.80%		4.00%	4.50%
Expected return on plan assets		4.20		4.20	4.20

Assumptions used to determine benefit obligations:
Discount rate		4.10%		4.80%	4.00%

For the postretirement benefit plan, the expected long-term rate of return on assets was developed by considering the historical returns and the future expectations for returns, as well as the target asset allocation. Assumptions for rate of compensation increase were not applicable in determining benefit obligations or net periodic costs for 2014, 2013 or 2012 due to the curtailment of the group term life insurance benefit as of December 31, 2011.

The Company contributed $0.5 million, $0.4 million and $0.3 million to fund the postretirement benefit plan in 2014, 2013 and 2012, respectively. The Company expects to make contributions of $0.8 million to its postretirement benefit plan in 2015. No plan assets are expected to be returned to the Company in 2015.

2014 ANNUAL REPORT            77

Part II

The following table sets forth the expected benefit payments for the Company’s postretirement benefit plan:

(In millions)	Amount

2015	$1.5
2016	1.5
2017	1.4
2018	1.4
2019	1.3
2020-2024	6.4

The investment goal of the postretirement plan is to produce a steady return on plan assets to maintain its funded status. To achieve this goal, the Company’s postretirement benefit plan assets are comprised primarily of municipal bonds and cash and cash equivalents.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the postretirement medical plan:

	Years ended December 31,
	2014	2014	2013
	Target	Actual	Actual

Asset category:
Debt securities	95.0%	96.7%	96.2%
Cash and cash equivalents	5.0	3.3	3.8

Total	100.0%	100.0%	100.0%

Postretirement benefit plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 9—Fair Value” for additional fair value information. As there was not an active market for the Company’s municipal and corporate bond holdings at December 31, 2014, the municipal and corporate bonds were valued using Level 2 measurements.

The following tables set forth the estimated fair values of assets measured and recorded at fair value on a recurring basis:

	December 31, 2014

(In millions)	Total	Level 1		Level 2	Level 3

Assets:
Debt securities:
Municipal bonds	$17.9	$	---	$17.9	$	---
Corporate bonds	2.6		---	2.6		---
Cash and cash equivalents	0.7		0.7	---		---

Total	$21.2		$0.7	$20.5	$	---

	December 31, 2013

(In millions)	Total	Level 1		Level 2	Level 3

Assets:
Debt securities:
Municipal bonds	$16.8	$	---	$16.8	$	---
Corporate bond	1.8		---	1.8		---
Cash and cash equivalents	0.7		0.7	---		---

Total	$19.3		$0.7	$18.6	$	---

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also

            78            STANCORP FINANCIAL GROUP, INC.

receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the consolidated balance sheets. The unfunded status was $42.8 million and $31.1 million at December 31, 2014 and 2013, respectively. Expenses were $3.9 million, $3.1 million and $1.9 million for 2014, 2013 and 2012, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income were $11.7 million, $5.7 million and $4.7 million at December 31, 2014, 2013 and 2012, respectively.

5.	SEGMENTS

The Company collectively views and operates its businesses as Insurance Services and Asset Management. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Insurance Services offers group and individual disability insurance, group life and AD&D insurance, group dental and group vision insurance, and absence management services. Asset Management is a separate reportable segment. Asset Management provides investment and asset management products and services. Asset Management offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. Asset Management also offers investment advisory and management services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed and indexed annuity products, group annuity contracts and retirement plan trust products. The Other category includes return on capital not allocated to the product segments, holding company expenses, operations of certain unallocated subsidiaries, interest on debt, unallocated expenses, net capital gains and losses primarily related to the impairment or the disposition of the Company’s invested assets and adjustments made in consolidation. Resources are allocated and performance is evaluated at the segment level. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See “Note 1—Summary of Significant Accounting Policies.”

Intersegment revenues are comprised of administrative fees charged by Asset Management to manage the fixed maturity securities and commercial mortgage loan portfolios for the Company’s insurance subsidiaries. Intersegment fees are determined based on the level of assets in the insurance subsidiaries’ fixed maturity securities and commercial mortgage loan portfolios.

The following table sets forth intersegment revenues:

	Years ended December 31,

(In millions)	2014	2013	2012

Intersegment administrative fees	$19.3	$18.6	$17.9

2014 ANNUAL REPORT            79

Part II

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of the Company’s segments:

	Years ended December 31,

(In millions)	2014	2013	2012

Premiums:
Insurance Services:
Group life and AD&D	$808.6	$849.7	$883.7
Group long term disability	753.8	783.0	801.4
Group short term disability	219.0	229.0	212.6
Group other	79.0	78.3	78.9
Experience rated refunds	(17.6)	(13.1)	4.0

Total Employee Benefits	1,842.8	1,926.9	1,980.6
Individual Disability	199.1	190.5	176.6

Total Insurance Services premiums	2,041.9	2,117.4	2,157.2

Asset Management:
Retirement plans	1.7	2.2	1.9
Individual annuities	8.8	4.7	4.8

Total Asset Management premiums	10.5	6.9	6.7

Total premiums	$2,052.4	$2,124.3	$2,163.9

Administrative fees:
Insurance Services:
Employee Benefits	$16.5	$15.1	$13.7
Individual Disability	0.2	0.2	0.2

Total Insurance Services administrative fees	16.7	15.3	13.9

Asset Management:
Retirement plans	99.7	93.3	88.0
Other financial services businesses	33.7	31.6	30.8

Total Asset Management administrative fees	133.4	124.9	118.8

Other administrative fees	(19.3)	(18.6)	(18.0)

Total administrative fees	$130.8	$121.6	$114.7

Net investment income:
Insurance Services:
Employee Benefits	$247.4	$267.8	$286.0
Individual Disability	52.1	52.8	53.7

Total Insurance Services net investment income	299.5	320.6	339.7

Asset Management:
Retirement plans	113.2	103.2	94.9
Individual annuities	155.9	177.2	170.6
Other financial services businesses	14.2	12.8	13.1

Total Asset Management net investment income	283.3	293.2	278.6

Other net investment income	18.1	16.1	10.2

Total net investment income	$600.9	$629.9	$628.5

            80            STANCORP FINANCIAL GROUP, INC.

The following tables set forth select segment information:

	Year ended December 31, 2014

(In millions)	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

Revenues:
Premiums	$1,842.8	$199.1	$2,041.9	$10.5	$	---	$2,052.4
Administrative fees	16.5	0.2	16.7	133.4		(19.3)	130.8
Net investment income	247.4	52.1	299.5	283.3		18.1	600.9
Net capital losses	---	---	---	---		(14.0)	(14.0)

Total revenues	2,106.7	251.4	2,358.1	427.2		(15.2)	2,770.1

Benefits and expenses:
Benefits to policyholders	1,431.4	130.0	1,561.4	20.8		---	1,582.2
Interest credited	2.6	---	2.6	162.0		---	164.6
Operating expenses	321.4	27.8	349.2	122.7		(1.3)	470.6
Commissions and bonuses	122.6	48.0	170.6	36.6		---	207.2
Premium taxes	27.9	3.6	31.5	---		---	31.5
Interest expense	---	---	---	---		31.8	31.8
Net (increase) decrease in DAC, VOBA and other intangible assets	(1.0)	(10.9)	(11.9)	7.2		---	(4.7)

Total benefits and expenses	1,904.9	198.5	2,103.4	349.3		30.5	2,483.2

Income (loss) before income taxes	$201.8	$52.9	$254.7	$77.9		$(45.7)	$286.9

Total assets	$5,952.5	$2,399.5	$8,352.0	$14,025.6		$352.3	$22,729.9

	Year ended December 31, 2013

(In millions)	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

Revenues:
Premiums	$1,926.9	$190.5	$2,117.4	$6.9	$	---	$2,124.3
Administrative fees	15.1	0.2	15.3	124.9		(18.6)	121.6
Net investment income	267.8	52.8	320.6	293.2		16.1	629.9
Net capital losses	---	---	---	---		(15.7)	(15.7)

Total revenues	2,209.8	243.5	2,453.3	425.0		(18.2)	2,860.1

Benefits and expenses:
Benefits to policyholders	1,515.9	121.8	1,637.7	17.7		---	1,655.4
Interest credited	4.3	---	4.3	172.1		---	176.4
Operating expenses	313.3	26.7	340.0	116.5		(13.9)	442.6
Commissions and bonuses	126.7	47.5	174.2	33.7		---	207.9
Premium taxes	31.3	3.9	35.2	0.1		---	35.3
Interest expense	---	---	---	---		34.4	34.4
Net decrease (increase) in DAC, VOBA and other intangible assets	1.9	(12.4)	(10.5)	5.6		---	(4.9)

Total benefits and expenses	1,993.4	187.5	2,180.9	345.7		20.5	2,547.1

Income (loss) before income taxes	$216.4	$56.0	$272.4	$79.3		$(38.7)	$313.0

Total assets	$5,744.7	$2,343.4	$8,088.1	$12,777.1		$528.1	$21,393.3

2014 ANNUAL REPORT            81

Part II

	Year ended December 31, 2012

(In millions)	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

Revenues:
Premiums	$1,980.6	$176.6	$2,157.2	$6.7	$	---	$2,163.9
Administrative fees	13.7	0.2	13.9	118.8		(18.0)	114.7
Net investment income	286.0	53.7	339.7	278.6		10.2	628.5
Net capital losses	---	---	---	---		(8.7)	(8.7)

Total revenues	2,280.3	230.5	2,510.8	404.1		(16.5)	2,898.4

Benefits and expenses:
Benefits to policyholders	1,657.1	116.2	1,773.3	19.7		---	1,793.0
Interest credited	4.2	---	4.2	167.1		---	171.3
Operating expenses	323.6	25.5	349.1	117.4		4.0	470.5
Commissions and bonuses	125.1	47.6	172.7	31.0		---	203.7
Premium taxes	33.6	3.9	37.5	---		---	37.5
Interest expense	---	---	---	---		39.9	39.9
Net decrease (increase) in DAC, VOBA and other intangible assets	6.9	(12.7)	(5.8)	4.9		---	(0.9)

Total benefits and expenses	2,150.5	180.5	2,331.0	340.1		43.9	2,715.0

Income (loss) before income taxes	$129.8	$50.0	$179.8	$64.0		$(60.4)	$183.4

Total assets	$5,991.4	$2,259.4	$8,250.8	$11,046.0		$494.5	$19,791.3

6.	PARENT HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

Set forth below are the unconsolidated condensed financial statements of StanCorp. The significant accounting policies used in preparing StanCorp’s financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company except that StanCorp’s subsidiaries are carried under the equity method.

The following table sets forth StanCorp’s condensed statements of income and comprehensive income:

	Years ended December 31,

(In millions)	2014	2013	2012

Revenues:
Net investment income	$12.9	$13.2	$5.0
Net capital (losses) gains	(0.8)	0.2	0.1

Total revenues	12.1	13.4	5.1

Expenses:
Interest expense	31.7	34.2	39.7
Operating expenses	0.5	0.9	4.5

Total expenses	32.2	35.1	44.2

Loss before income taxes and equity in net income of subsidiaries	(20.1)	(21.7)	(39.1)
Income tax benefit	(6.1)	(7.7)	(14.2)
Equity in net income of subsidiaries	233.3	242.5	163.4

Net income	219.3	228.5	138.5

Other comprehensive (loss) income, net of tax:
Other comprehensive (loss) income from parent	(57.5)	47.0	1.7
Other comprehensive income (loss) from subsidiaries	37.1	(221.6)	72.5

Total other comprehensive (loss) income, net of tax	(20.4)	(174.6)	74.2

Comprehensive income	$198.9	$53.9	$212.7

            82            STANCORP FINANCIAL GROUP, INC.

The following table sets forth StanCorp’s condensed balance sheets:

	December 31,
(In millions)	2014	2013

A S S E T S

Cash and cash equivalents	$70.5	$125.2
Investment in subsidiaries	2,317.9	2,252.9
Receivable from subsidiaries	0.9	1.5
Subordinated surplus note (“Surplus Note”) receivable from subsidiary	250.0	250.0
Other assets	77.9	80.3

Total assets	$2,717.2	$2,709.9

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Long-term debt	$502.9	$550.0
Other liabilities	42.5	7.1

Total liabilities	545.4	557.1

Shareholders’ equity:
Total shareholders’ equity	2,171.8	2,152.8

Total liabilities and shareholders’ equity	$2,717.2	$2,709.9

The following table sets forth StanCorp’s condensed statements of cash flows:

	Years ended December 31,

(In millions)	2014	2013	2012

Operating:
Net income	$219.3	$228.5	$138.5
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(233.3)	(242.5)	(163.4)
Dividends received from consolidated subsidiaries	423.0	147.0	328.7
Changes in operating assets and liabilities	(13.4)	23.7	(2.5)

Net cash provided by operating activities	395.6	156.7	301.3

Investing:
Capital contributions to subsidiaries	(240.3)	(0.7)	(14.5)
Return of capital from subsidiaries	27.0	7.8	7.3
Surplus note receivable from subsidiary	---	---	(250.0)
Receivables from subsidiaries, net	0.3	(0.3)	3.4
Investment securities and other	(2.8)	0.2	1.4

Net cash (used in) provided by investing activities	(215.8)	7.0	(252.4)

Financing:
Issuance and repurchase of common stock, net	(132.7)	(29.7)	0.9
Repayment of debt	(47.1)	---	(250.0)
Issuance of debt, net of issuance costs	---	---	246.7
Dividends paid on common stock	(54.7)	(48.5)	(41.3)

Net cash used in financing activities	(234.5)	(78.2)	(43.7)

(Decrease) increase in cash and cash equivalents	(54.7)	85.5	5.2
Cash and cash equivalents, beginning of year	125.2	39.7	34.5

Cash and cash equivalents, end of year	$70.5	$125.2	$39.7

2014 ANNUAL REPORT            83

Part II

7.	INCOME TAXES

The following table sets forth the provision for income taxes:

	Years ended December 31,

(In millions)	2014	2013	2012

Current	$56.9	$71.1	$38.5
Deferred	10.7	13.4	6.4

Total income tax provision	$67.6	$84.5	$44.9

The following table sets forth the reconciliation between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded income tax provision:

	Years ended December 31,

(In millions)	2014	2013	2012

Tax at federal corporate rate of 35%	$100.4	$109.6	$64.2
(Decrease) increase in rate resulting from:
Tax exempt interest	---	---	(0.1)
Dividends received deduction	(4.4)	(3.6)	(3.6)
State income taxes, net of federal benefit	2.2	1.3	0.2
Federal tax credits	(33.7)	(24.9)	(17.4)
Other	3.1	2.1	1.6

Total income tax provision	$67.6	$84.5	$44.9

The following table sets forth the tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability:

	December 31,

(In millions)	2014	2013	2012

Policyholder liabilities	$9.6	$1.2	$1.8
Compensation and benefit plans	49.9	12.6	44.0
Loss carryforwards	46.6	49.7	51.7
Investments	30.4	45.6	35.8
Other	1.3	3.5	2.2

Total deferred tax assets	137.8	112.6	135.5
Less: valuation allowances	(9.5)	(9.5)	(3.1)

Net deferred tax assets	128.3	103.1	132.4

Net unrealized capital gains	116.8	95.7	210.0
Capitalized software	5.6	6.8	8.3
Deferred policy acquisition costs	67.0	63.5	59.7
Intangible assets	---	0.9	2.0
Other	2.0	0.9	0.5

Total deferred tax liabilities	191.4	167.8	280.5

Net deferred tax liability	$(63.1)	$(64.7)	$(148.1)

The Company is carrying forward net operating losses (“NOLs”) of $54 million that originated in StanCorp and certain subsidiaries. The losses will be used in future years to offset taxable income from those entities to the degree allowed by the Internal Revenue Code. If unutilized, these losses would expire between the years 2024 to 2034. In addition, the Company is carrying forward a $46 million federal NOLs from a business acquisition. This carryforward is subject to limitations under IRS Section 382, which potentially reduces the annual amount that may be utilized. This NOLs carryforward will expire between 2020 and 2025.

Realization of the Company’s NOLs carryforwards is dependent upon generating sufficient taxable income of the appropriate character before expiration of the losses. Although realization is not assured, management believes it is more likely than not that all of

            84            STANCORP FINANCIAL GROUP, INC.

the deferred tax asset relating to the federal loss carryforwards will be realized. The amount of the deferred tax asset considered realizable could be reduced in the future if estimates of expected taxable income during the carryforward period are reduced.

The Company is carrying forward a deferred tax asset of $13.2 million related to losses attributable to various states and municipalities. In some instances, state and local loss carryforwards are subject to a shorter expiration period than the 20-year federal period. Further, some losses originated in a subsidiary which has reduced its operations in the state where the loss was incurred. The Company believes that the benefit from certain state and local NOLs carryforwards will not be realized. As such, the Company has provided a valuation allowance of $8.4 million at December 31, 2014 on the deferred tax assets relating to these assets. The Company also has an additional $1.1 million in valuation allowances for other assets that are not state and local NOLs. If the Company’s assumptions change, the Company may be able to realize these NOLs. The state and local loss carryforwards expire at various dates through 2034.

As of December 31, 2014, the Company is subject to examination by the IRS for the years 2011 through 2014.

The Company did not have any material unrecognized tax benefits at December 31, 2014 and 2013. The Company records interest paid on income tax liabilities as interest expense and income tax penalties incurred as an operating expense. See “Note 1—Summary of Significant Accounting Policies—Income Taxes.”

8.	GOODWILL

Goodwill is related to Asset Management and totaled $36.0 million at both December 31, 2014 and 2013. Goodwill is not amortized and is tested at least annually for impairment. If indicators of impairment appear throughout the year, or in the event of material changes in circumstances, the test will be more frequent. The Company performs a step-one test and compares the carrying value of the tested assets with the fair value of the assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The estimates the Company uses in the income approach are consistent with the plans and estimates that the Company uses to manage its operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how the Company internally evaluates and manages its business, the Company weights the income approach more heavily than the market approach in determining the fair value of the assets. However, the Company performs testing to ensure that both models are providing reasonably consistent results. Additionally, the Company performs sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. Through the performance of these tests, the Company determined the fair value of goodwill substantially exceeded the carrying value, and concluded that it was not impaired as of December 31, 2014.

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

2014 ANNUAL REPORT            85

Part II

The following tables set forth the carrying value and the estimated fair value of each financial instrument:

	December 31, 2014

(In millions)	Carrying Value	Fair Value	Level 1		Level 2		Level 3

Assets:
Fixed maturity securities:
Corporate bonds	$7,272.6	$7,272.6	$	---		$7,183.6	$89.0
U.S. government and agency bonds	300.1	300.1		---		300.1	---
U.S. state and political subdivision bonds	136.1	136.1		---		136.1	---
Foreign government bonds	64.9	64.9		---		64.9	---

Total fixed maturity securities	$7,773.7	$7,773.7	$	---		$7,684.7	$89.0

Commercial mortgage loans, net	$5,321.1	$6,021.5	$	---	$	---	$6,021.5
S&P 500 Index options	13.6	13.6		---		---	13.6
Policy loans	2.2	2.2		---		---	2.2
Separate account assets	7,179.8	7,179.8		7,066.4		113.4	---
Liabilities:
Other policyholder funds, investment-type contracts	$5,961.1	$6,232.5	$	---	$	---	$6,232.5
Index-based interest guarantees	77.0	77.0		---		---	77.0
Interest rate swaps	4.7	4.7		---		4.7	---
Short-term debt	1.1	1.5		---		1.5	---
Long-term debt	503.9	538.4		---		538.4	---

	December 31, 2013

(In millions)	Carrying Value	Fair Value	Level 1		Level 2		Level 3

Assets:
Fixed maturity securities:
Corporate bonds	$6,545.7	$6,545.7	$	---		$6,429.7	$116.0
U.S. government and agency bonds	353.2	353.2		---		353.2	---
U.S. state and political subdivision bonds	140.3	140.3		---		140.3	---
Foreign government bonds	65.5	65.5		---		65.5	---
S&P 500 Index options	15.8	15.8		---		---	15.8

Total fixed maturity securities	$7,120.5	$7,120.5	$	---		$6,988.7	$131.8

Commercial mortgage loans, net	$5,405.1	$5,769.6	$	---	$	---	$5,769.6
Policy loans	2.5	2.5		---		---	2.5
Separate account assets	6,393.2	6,393.2		6,249.2		144.0	---
Liabilities:
Other policyholder funds, investment-type contracts	$5,469.8	$5,632.7	$	---	$	---	$5,632.7
Index-based interest guarantees	67.6	67.6		---		---	67.6
Short-term debt	1.5	1.9		---		1.9	---
Long-term debt	551.9	553.6		---		553.6	---

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

            86            STANCORP FINANCIAL GROUP, INC.

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

The fair value for long-term debt was predominantly based on quoted market prices as of December 31, 2014 and December 31, 2013, and trades occurring close to December 31, 2014 and December 31, 2013.

Financial Instruments Measured and Recorded at Fair Value

Fixed maturity securities, S&P 500 Index options, interest rate swaps and index-based interest guarantees are recorded at fair value on a recurring basis. In the Company’s consolidated statements of comprehensive income, unrealized gains and losses are reported in other comprehensive income (loss) for fixed maturity securities. In the Company’s consolidated statements of income, the change in fair value for S&P 500 Index options is reported in net investment income. For interest rate swaps that are designated as a fair value hedge, the change in the fair values of the interest rate swap and the hedged item are reported in net capital gains and losses. The fair value of interest rate swaps is determined through Level 2 inputs using quoted prices from an independent pricing service. The change in fair value for index-based interest guarantees is reported in interest credited.

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

2014 ANNUAL REPORT            87

Part II

The significant unobservable inputs used in the fair value measurement of the reporting entity’s bonds are valuations and quotes received from the secondary pricing service, analytical reviews and broker quotes. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the pricing evaluation is accompanied by a directionally similar change in the assumption used for the methodologies.

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics, trends and secondary pricing sources, back testing of sales activity and maintenance of a list of fixed maturity securities with characteristics that could indicate potential impairment. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of December 31, 2014 or December 31, 2013.

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

The Company uses the discounted cash flow valuation model to determine the fair value of the interest rate swaps. The inputs used in the model are observable in the market. The interest rate swaps qualify as Level 2 under the fair value hierarchy since their valuation is based on a model for which all significant assumptions are observable in the market.

The Company uses the income approach valuation technique to determine the fair value of index-based interest guarantees. The liability is the present value of future cash flows attributable to the projected index growth in excess of cash flows driven by fixed interest rate guarantees for the indexed annuity product. Level 3 assumptions for policyholder behavior and future index crediting rate declarations significantly influence the calculation. Index-based interest guarantees are included in the other policyholder funds line on the Company’s consolidated balance sheets.

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

Valuations for Real Estate Owned are measured at fair value on a nonrecurring basis using significant unobservable Level 3 inputs and are sensitive to a number of variables. Real Estate Owned is most sensitive to the reductions taken on appraisals obtained, which may result in a fair value and carrying value below the appraised value. Generally, an increase in the reductions taken on appraisals obtained would result in a reduction in the fair value of the asset.

            88            STANCORP FINANCIAL GROUP, INC.

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuations of assets and liabilities measured and recorded at fair value:

			December 31, 2014		December 31, 2013

(Dollars in millions)	Valuation Technique	Unobservable Input	Fair Value	Range of Inputs	Fair Value	Range of Inputs

S&P 500 Index options	Black-Scholes option pricing model	Various assumptions	$ 13.6	(a)	$ 15.8	(a)

Index-based interest guarantees	Discounted cash flow	Expected future option purchase	$77.0	1% - 3%	$67.6	1% - 6%
		Various assumptions		(b)		(b)
	Black-Scholes option pricing model	Various assumptions		(a)		(a)

Commercial mortgage loans	Appraisals	Reduction on appraisal	$ 56.0	0% - 37%	$ 68.7	0% - 13%
	Cash flows	Capitalization rate (c)		7% - 16%		7% - 16%

Real Estate Owned	Appraisals	Reduction on appraisal	$ 10.3	0% - 11%	$ 35.2	0% - 53%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)

Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%—36% for both December 31, 2014 and December 31, 2013.

(c)	Capitalization rates are used as an internal analysis in converting the underlying property income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Year ended December 31, 2014

	Assets							Liabilities

(In millions)	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

Beginning balance	$116.0	$	---	$	---	$15.8	$131.8	$67.6
Total realized/unrealized gains (losses):
Included in net income	---		---		---	8.6	8.6	7.2
Included in other comprehensive income (loss)	(3.8)		---		---	---	(3.8)	---
Purchases, issuances, sales and settlements:
Purchases	---		---		---	9.3	9.3	---
Issuances	---		---		---	---	---	12.2
Sales	---		---		---	---	---	---
Settlements	---		---		---	(20.1)	(20.1)	(10.0)
Transfers into Level 3	8.4		---		---	---	8.4	---
Transfers out of Level 3	(31.6)		---		---	---	(31.6)	---

Ending balance	$89.0	$	---	$	---	$13.6	$102.6	$77.0

2014 ANNUAL REPORT            89

Part II

	Year ended December 31, 2013

	Assets							Liabilities

(In millions)	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

Beginning balance	$80.4		$1.1		$1.7	$11.3	$94.5	$57.4
Total realized/unrealized gains (losses):
Included in net income	---		---		---	14.4	14.4	9.0
Included in other comprehensive income (loss)	6.2		---		---	---	6.2	---
Purchases, issuances, sales and settlements:
Purchases	---		---		---	9.4	9.4	---
Issuances	---		---		---	---	---	6.0
Sales	---		---		---	---	---	---
Settlements	---		---		---	(19.3)	(19.3)	(4.8)
Transfers into Level 3	61.6		---		---	---	61.6	---
Transfers out of Level 3	(32.2)		(1.1)		(1.7)	---	(35.0)	---

Ending balance	$116.0	$	---	$	---	$15.8	$131.8	$67.6

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred from Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for 2014 and 2013.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to Level 3 assets and liabilities that the Company continued to hold:

	Years ended December 31,

(In millions)	2014	2013

Assets:
S&P 500 Index options	$4.3	$6.4

Liabilities:
Index-based interest guarantees	$14.0	$(12.9)

Changes in the fair value of fixed maturity securities that are not designated as part of a hedging relationship are recorded to other comprehensive income. Changes in the fair value of the S&P 500 Index options are recorded to net investment income. Changes in the fair value of the index-based interest guarantees are recorded to interest credited and are sensitive to a number of variables and assumptions. As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, a process known as “unlocking”, interest credited decreased $4.0 million and $4.1 million for 2014 and 2013, respectively.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of December 31, 2014 that the Company continued to hold:

	December 31, 2014

(In millions)	Total	Level 1		Level 2		Level 3

Commercial mortgage loans	$56.0	$	---	$	---	$56.0
Real Estate Owned	10.3		---		---	10.3

Total assets measured at fair value on a nonrecurring basis	$66.3	$	---	$	---	$66.3

            90            STANCORP FINANCIAL GROUP, INC.

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $74.2 million were written down to their fair value of $56.0 million, less selling costs, at December 31, 2014. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $23.8 million at December 31, 2014. The Real Estate Owned measured on a nonrecurring basis as of December 31, 2014, and still held at December 31, 2014 had net capital losses totaling $1.2 million for 2014. Real Estate Owned measured on a nonrecurring basis represents newly acquired properties or properties whose value has been adjusted based on pending sale or other market information.

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

10.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth the amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	December 31, 2014

(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate bonds	$6,943.8	$367.9	$(39.1)	$7,272.6
U.S. government and agency bonds	262.0	38.3	(0.2)	300.1
U.S. state and political subdivision bonds	125.8	10.4	(0.1)	136.1
Foreign government bonds	58.4	6.5	---	64.9

Total fixed maturity securities	$7,390.0	$423.1	$(39.4)	$7,773.7

	December 31, 2013

(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate bonds	$6,282.1	$339.6	$(76.0)	$6,545.7
U.S. government and agency bonds	320.8	32.8	(0.4)	353.2
U.S. state and political subdivision bonds	134.3	6.8	(0.8)	140.3
Foreign government bonds	58.9	6.6	---	65.5
S&P 500 Index options	15.8	---	---	15.8

Total fixed maturity securities	$6,811.9	$385.8	$(77.2)	$7,120.5

2014 ANNUAL REPORT            91

Part II

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	December 31, 2014		December 31, 2013

(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$649.0	$658.0	$486.2	$495.1
Due after one year through five years	3,060.8	3,215.4	2,974.5	3,168.9
Due after five years through ten years	2,847.9	2,916.7	2,497.5	2,524.6
Due after ten years	832.3	983.6	853.7	931.9

Total fixed maturity securities	$7,390.0	$7,773.7	$6,811.9	$7,120.5

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.5%, or $275.1 million, of the Company’s fixed maturity securities portfolio at December 31, 2014. At December 31, 2014, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2014

	Total		Less than 12 months		12 or more months

(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount

Unrealized losses:
Corporate bonds	995	$39.1	683	$21.3	312	$17.8
U.S. government and agency bonds	5	0.2	---	---	5	0.2
U.S. state and political subdivision bonds	4	0.1	---	---	4	0.1

Total	1,004	$39.4	683	$21.3	321	$18.1

Fair market value of securities with unrealized losses:
Corporate bonds	995	$1,763.2	683	$1,162.2	312	$601.0
U.S. government and agency bonds	5	6.4	---	---	5	6.4
U.S. state and political subdivision bonds	4	6.9	---	---	4	6.9

Total	1,004	$1,776.5	683	$1,162.2	321	$614.3

	December 31, 2013

	Total		Less than 12 months		12 or more months

(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount

Unrealized losses:
Corporate bonds	908	$76.0	848	$66.3	60	$9.7
U.S. government and agency bonds	9	0.4	9	0.4	---	---
U.S. state and political subdivision bonds	10	0.8	10	0.8	---	---

Total	927	$77.2	867	$67.5	60	$9.7
Fair market value of securities with unrealized losses:
Corporate bonds	908	$1,663.8	848	$1,557.7	60	$106.1
U.S. government and agency bonds	9	16.9	9	16.9	---	---
U.S. state and political subdivision bonds	10	15.4	10	15.4	---	---

Total	927	$1,696.1	867	$1,590.0	60	$106.1

            92            STANCORP FINANCIAL GROUP, INC.

The unrealized losses on the fixed maturity securities set forth above were partly due to increases in market interest rates subsequent to their purchase by the Company and have also been affected by overall economic factors. The Company expects the fair value of these fixed maturity securities to recover as the fixed maturity securities approach their maturity dates or sooner if market yields for such fixed maturity securities decline. The Company does not believe that any of the fixed maturity securities are impaired due to credit quality or due to any company or industry specific event. Based on management’s evaluation of the securities and the Company’s intent to hold the securities, and as it is unlikely that the Company will be required to sell the securities, none of the unrealized losses summarized in this table are considered other-than-temporary. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities” for a discussion regarding OTTI for fixed maturity securities.

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At December 31, 2014, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	December 31, 2014		December 31, 2013
(Dollars in millions)	Amount	Percent	Amount	Percent

Property type:
Retail	$2,627.1	49.4%	$2,629.2	48.6%
Office	1,013.4	19.1	982.4	18.2
Industrial	1,001.5	18.8	1,008.7	18.7
Commercial	213.6	4.0	218.6	4.0
Hotel/motel	165.7	3.1	276.3	5.1
Apartment and other	299.8	5.6	289.9	5.4

Total commercial mortgage loans, net	$5,321.1	100.0%	$5,405.1	100.0%

Geographic region*:
Pacific	$1,914.6	36.0%	$1,910.1	35.3%
South Atlantic	1,065.5	20.0	1,090.0	20.2
West South Central	676.9	12.7	672.8	12.4
Mountain	606.5	11.4	611.4	11.3
East North Central	466.0	8.8	473.8	8.8
Middle Atlantic	215.3	4.0	223.0	4.1
East South Central	188.7	3.6	166.6	3.1
West North Central	140.1	2.6	186.9	3.5
New England	47.5	0.9	70.5	1.3

Total commercial mortgage loans, net	$5,321.1	100.0%	$5,405.1	100.0%

U.S. state:
California	$1,434.2	27.0%	$1,455.5	26.9%
Texas	623.4	11.7	618.8	11.5
Florida	309.4	5.8	331.6	6.1
Georgia	306.6	5.8	310.7	5.8
Other states	2,647.5	49.7	2,688.5	49.7

Total commercial mortgage loans, net	$5,321.1	100.0%	$5,405.1	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

2014 ANNUAL REPORT            93

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,
(In millions)	2014	2013

Commercial mortgage loan loss allowance:
Beginning balance	$43.6	$46.6
Provision	7.1	15.9
Charge-offs, net	(10.7)	(18.9)

Ending balance	$40.0	$43.6

Specific loan loss allowance	$23.8	$25.9
General loan loss allowance	16.2	17.7

Total commercial mortgage loan loss allowance	$40.0	$43.6

Changes in the commercial mortgage loan loss allowance can result from the number of commercial mortgage loans with a specific loan loss allowance and general loan loss allowance and the composition factors of the commercial mortgage loan portfolio. Changes in the provision and charge-offs can result from losses related to foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans in the commercial mortgage loan portfolio.

The following table sets forth the recorded investment in commercial mortgage loans:

	December 31,
(In millions)	2014	2013
Commercial mortgage loans collectively evaluated for impairment	$5,255.2	$5,334.4
Commercial mortgage loans individually evaluated for impairment	105.9	114.3
Commercial mortgage loan loss allowance	(40.0)	(43.6)

Total commercial mortgage loans, net	$5,321.1	$5,405.1

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

            94            STANCORP FINANCIAL GROUP, INC.

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	December 31, 2014
(In millions)	Retail	Industrial	Office	Hotel/ Motel	Commercial	Apartment and Other	Total

Performing commercial mortgage loans	$2,622.4	$1,001.4	$1,012.7	$165.7	$213.6	$299.1	$5,314.9
Nonperforming commercial mortgage loans	4.7	0.1	0.7	---	---	0.7	6.2

Total commercial mortgage loans	$2,627.1	$1,001.5	$1,013.4	$165.7	$213.6	$299.8	$5,321.1

	December 31, 2013
(In millions)	Retail	Industrial	Office	Hotel/ Motel	Commercial	Apartment and Other	Total

Performing commercial mortgage loans	$2,624.2	$1,004.6	$979.6	$276.3	$218.6	$289.9	$5,393.2
Nonperforming commercial mortgage loans	5.0	4.1	2.8	---	---	---	11.9

Total commercial mortgage loans	$2,629.2	$1,008.7	$982.4	$276.3	$218.6	$289.9	$5,405.1

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31, 2014
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$25.0	$25.0	$	---	$10.5
Office	1.6	1.6		---	---
Commercial	2.3	2.3		---	0.5
Apartment and other	2.8	2.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowances	31.7	31.7		---	11.0

With specific loan loss allowances:
Retail	52.2	52.2		12.3	7.7
Office	8.6	8.6		2.9	---
Industrial	4.6	4.6		1.6	0.1
Commercial	8.5	8.5		7.0	0.6
Apartment and other	0.3	0.3		---	---

Total impaired commercial mortgage loans with specific loan loss allowances	74.2	74.2		23.8	8.4

Total impaired commercial mortgage loans	$105.9	$105.9		$23.8	$19.4

2014 ANNUAL REPORT            95

Part II

	December 31, 2013
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$16.1	$16.1	$	---	$7.6
Office	3.9	3.9		---	1.5
Industrial	1.0	1.0		---	---
Commercial	1.8	1.8		---	---
Apartment and other	3.8	3.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowances	26.6	26.6		---	9.1

With specific loan loss allowances:
Retail	58.5	58.5		16.1	21.6
Office	9.7	9.7		3.8	0.9
Industrial	12.6	12.6		2.4	1.4
Commercial	6.0	6.0		3.6	2.5
Apartment and other	0.9	0.9		---	---

Total impaired commercial mortgage loans with specific loan loss allowances	87.7	87.7		25.9	26.4

Total impaired commercial mortgage loans	$114.3	$114.3		$25.9	$35.5

Changes in the carrying value of impaired commercial mortgage loans can result from a change in the number of commercial mortgage loans with a specific loan loss allowance. As of December 31, 2014 and December 31, 2013, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for the policies regarding interest income for delinquent commercial mortgage loans.

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

The following tables set forth information related to the troubled debt restructurings of financing receivables:

	Year ended December 31, 2014
(Dollars in millions)	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
Troubled debt restructurings:
Retail	45	$42.7	$40.9
Office	3	1.4	1.2
Industrial	4	3.1	3.4
Commercial	2	3.0	3.2

Total troubled debt restructurings	54	$50.2	$48.7

            96            STANCORP FINANCIAL GROUP, INC.

	Year ended December 31, 2013
(Dollars in millions)	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
Troubled debt restructurings:
Retail	16	$20.0	$20.8
Office	3	1.6	1.6
Industrial	2	2.2	2.3
Commercial	1	0.9	0.9

Total troubled debt restructurings	22	$24.7	$25.6

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during 2014.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific allowances for losses:

	Years ended December 31,
(In millions)	2014	2013	2012

Average recorded investment	$105.6	$113.4	$101.3

The amount of interest income recognized on impaired commercial mortgage loans was $5.3 million, $4.2 million and $4.1 million for 2014, 2013 and 2012, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $4.8 million, $3.8 million and $4.0 million for 2014, 2013 and 2012, respectively. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

The following tables set forth the aging of commercial mortgage loans by property type:

	December 31, 2014
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans
Commercial mortgage loans:
Retail	$0.2	$2.0	$4.8	$7.0	$(2.1)	$2,622.2	$2,627.1
Office	1.9	---	0.8	2.7	---	1,010.7	1,013.4
Industrial	0.5	---	0.3	0.8	(0.2)	1,000.9	1,001.5
Hotel/motel	---	---	---	---	---	165.7	165.7
Commercial	---	---	---	---	---	213.6	213.6
Apartment and other	0.2	0.7	---	0.9	---	298.9	299.8

Total commercial mortgage loans	$2.8	$2.7	$5.9	$11.4	$(2.3)	$5,312.0	$5,321.1

	December 31, 2013
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

Commercial mortgage loans:
Retail	$2.8	$0.3	$6.1	$9.2	$(1.5)	$2,621.5	$2,629.2
Office	1.3	---	3.7	5.0	(0.9)	978.3	982.4
Industrial	---	3.3	1.8	5.1	(0.9)	1,004.5	1,008.7
Hotel/motel	6.3	---	---	6.3	---	270.0	276.3
Commercial	---	---	---	---	---	218.6	218.6
Apartment and other	---	---	---	---	---	289.9	289.9

Total commercial mortgage loans	$10.4	$3.6	$11.6	$25.6	$(3.3)	$5,382.8	$5,405.1

2014 ANNUAL REPORT            97

Part II

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that have been granted forbearance are not considered to be past due and totaled $5.2 million and $40.1 million at December 31, 2014 and 2013, respectively. Commercial mortgage loans that were at least 60 days past due totaled $8.6 million and $15.2 million at December 31, 2014 and 2013, respectively. The Company’s current level of past due commercial mortgage loans is lower than its historical levels due to an improving commercial real estate market. Commercial mortgage loans that were at least 60 days past due were 0.16% of the commercial mortgage loan portfolio at December 31, 2014, compared to 0.28% at December 31, 2013.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Years ended December 31,
(In millions)	2014	2013	2012
Fixed maturity securities	$296.4	$303.0	$316.8
Commercial mortgage loans	332.1	341.7	331.9
Real estate	1.1	(1.4)	(1.0)
S&P 500 Index options	8.6	14.4	7.8
Other	4.5	9.0	8.6

Gross investment income	642.7	666.7	664.1
Investment expenses	(22.4)	(22.9)	(22.3)
Tax-advantaged investment operating losses	(19.4)	(13.9)	(13.3)

Net investment income	$600.9	$629.9	$628.5

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Years ended December 31,
(In millions)	2014	2013	2012
Gains:
Fixed maturity securities	$5.9	$9.8	$10.8
Commercial mortgage loans	2.4	2.4	1.5
Real estate	2.0	3.0	1.3
Other	---	0.2	0.6

Gross capital gains	10.3	15.4	14.2

Losses:
Fixed maturity securities	(2.8)	(2.3)	(5.0)
Provision for commercial mortgage loan losses	(7.1)	(15.9)	(13.4)
Real estate	(6.4)	(9.6)	(3.5)
Other	(8.0)	(3.3)	(1.0)

Gross capital losses	(24.3)	(31.1)	(22.9)

Net capital losses	$(14.0)	$(15.7)	$(8.7)

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.2 million and $7.4 million at December 31, 2014 and 2013, respectively.

Standard is a member of the FHLB of Seattle. Standard issues collateralized funding agreements to the FHLB of Seattle and invests the cash received from advances to support various spread-based businesses and enhance its asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At December 31, 2014, Standard had $139.0 million outstanding under funding agreements with the FHLB of Seattle and pledged $174.4 million of commercial mortgage loans as collateral for its outstanding advances. Standard had no outstanding funding agreements or pledged collateral with the FHLB of Seattle at December 31, 2013. The FHLB of Des Moines and the FHLB of Seattle have announced that they have entered into a definitive agreement to merge the two banks. The merger agreement has been

            98            STANCORP FINANCIAL GROUP, INC.

unanimously approved by the boards of directors of both banks and by the FHFA. The potential merger must be approved by the members of both banks through a voting process that is expected to take place in the first half of 2015. The Company does not expect the merger to have a material effect on our business, financial position, results of operations or cash flows.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to mitigate business risks including interest rate risk exposure. The Company has the following derivatives on its consolidated balance sheets: interest rate swaps, index-based guarantees and S&P 500 Index options.

Interest Rate Swaps

In 2014, the Company began the use of interest rate swaps to reduce risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, and to protect the value of investments held on the consolidated balance sheets. The interest rate swaps used by the Company are designed to qualify for hedge accounting. Therefore, recognized changes in the fair value of the interest rate swaps and the changes in fair value of the hedged items attributable to the hedged risk, are offset in net capital gains and losses. Valuations for interest rate swaps are sensitive to changes in the interest rate environment.

Interest income, interest expense and fees related to interest rate swaps are recorded as a component of net investment income.

Interest rate swaps are recognized as either other invested assets or other liabilities in the consolidated balance sheets and are reported at fair value. To qualify for hedge accounting, the Company formally documents the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a fair value hedge or a cash flow hedge at the inception of the hedging transaction. Included in this documentation is how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities on the balance sheet as well as a description of the method that will be used to retrospectively and prospectively assess the hedge effectiveness, the method that will be used to measure ineffectiveness and how this ineffectiveness will be recorded.

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

2014 ANNUAL REPORT            99

Part II

Option premiums paid for the Company’s index option contracts were $9.3 million and $9.4 million for 2014 and 2013, respectively. The Company received $20.1 million and $19.3 million for options exercised in 2014 and 2013, respectively.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	December 31,
	2014			2013
(In millions)	Notional Amount		Fair Value	Notional Amount			Fair Value

Qualifying Fair Value Hedging Instruments
Liabilities:
Other liabilities:
Interest rate swaps	$350.0		$4.7	$	---		$	---

Non-Qualifying Hedging Instruments
Assets:
Other invested assets
S&P 500 Index options	418.2		13.6		350.5			15.8

Liabilities:
Other policyholder funds:
Index-based interest guarantees	---	(1)	77.0		---	(1)		67.6

(1)	The underlying factors for index-based guarantees vary by contract and other criteria, such as floors and ceilings on rates and future payouts.

The following table sets forth the gross amounts of derivative instruments recorded on the consolidated balance sheets and the collateral pledged related to the derivative instruments:

	December 31,
(In millions)	2014	2013

Offsetting of Interest Rate Swaps
Interest rate swaps, liabilities	$(5.1)	$	---
Interest rate swaps, assets	0.4		---

Net interest rate swaps	(4.7)		---
Accrued interest payable	(2.2)		---
Collateral pledged	12.2		---

Net amount	$5.3	$	---

The following table sets forth the amount of gains or losses recognized in the consolidated statements of income from the change in fair value of the Company’s derivative assets and liabilities:

	Years ended December 31,
(In millions)	2014	2013		2012

Qualifying Fair Value Hedging Instruments
Net capital losses:
Interest rate swaps	$(4.7)	$	---	$	---

Non-Qualifying Hedging Instruments
Net investment income:
S&P 500 Index options	8.6		14.4		7.8

Interest credited:
Index-based interest guarantees	(7.2)		(9.0)		(6.4)

Net (losses) gains	$(3.3)		$5.4		$1.4

Fluctuations in the fair value of the interest rate swaps are driven by changes in the interest rate environment. Fluctuations in the fair value of the S&P 500 Index options are related to the volatility of the S&P 500 Index. Changes in fair value of the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to changes in the interest rate environment.

As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, a process known as “unlocking,” interest credited decreased $4.0 million and $4.1 million for 2014 and 2013, respectively.

            100            STANCORP FINANCIAL GROUP, INC.

The ineffective portion of derivatives accounted for using hedge accounting was not material to the results of operations of the Company for 2014 and 2013 and 2012.

Counterparty Credit Risk

Interest rate swaps

As the Company uses a central counterparty (“CCP”) to clear all of its interest rate swaps, the Company is only exposed to the default of the CCP. Transactions with the CCP require the Company to pledge initial and variation margin collateral. At December 31, 2014, the Company pledged $12.2 million of cash and cash equivalents on its consolidated balance sheets as collateral to the CCP.

S&P 500 Index options

The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of 4.5% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s S&P 500 Index options and its maximum credit risk exposure related to these instruments:

	December 31, 2014

	Assets at	Maximum
(In millions)	Fair Value	Credit Risk

Counterparty:
The Bank of New York Mellon	$4.5	$5.4
Goldman Sachs	3.5	4.4
Merrill Lynch International	5.6	9.3

Total	$13.6	$19.1

12.	DAC, VOBA AND OTHER INTANGIBLE ASSETS

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

2014 ANNUAL REPORT            101

Part II

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Years ended December 31,

(In millions)	2014	2013	2012

Carrying value at beginning of year, net:
DAC	$319.1	$284.9	$274.4
VOBA	20.1	23.4	26.4
Other intangible assets	32.1	38.2	44.1

Total balance at beginning of year, net	371.3	346.5	344.9

Deferred or acquired during year:
DAC	80.1	76.9	71.4

Total deferred or acquired during year	80.1	76.9	71.4

Amortized during year:
DAC	(62.3)	(42.7)	(60.9)
VOBA	(2.3)	(3.3)	(3.0)
Other intangible assets	(5.8)	(6.1)	(5.9)

Total amortized during year	(70.4)	(52.1)	(69.8)

Carrying value at end of year, net:
DAC	336.9	319.1	284.9
VOBA	17.8	20.1	23.4
Other intangible assets	26.3	32.1	38.2

Total carrying value at end of year, net	$381.0	$371.3	$346.5

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2014		December 31, 2013

(Dollars in millions)	Amount	Percent	Amount	Percent

DAC	$82.4	24.5%	$80.1	25.1%
VOBA	3.7	20.8	4.3	21.4

The value of DAC and VOBA is dependent on key assumptions. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion of the key assumptions used to determine the values of DAC and VOBA. These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking”, the cumulative balances of DAC and VOBA are adjusted with an offsetting increase or decrease to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. The Company recorded a decrease to VOBA of $1.0 million in 2013 and $0.8 million in 2012 due to changes in expected gross profits related to the block of claims assumed. The Company did not record an adjustment to VOBA as a result of unlocking in 2014. As a result of unlocking, the amortization schedule for future periods is also adjusted.

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended
	December 31,

(In millions)	2014	2013	2012

Decrease to DAC and VOBA	$(3.2)	$(1.7)	$(1.7)

            102            STANCORP FINANCIAL GROUP, INC.

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA due to changes in underlying assumptions are not expected to be material.

The accumulated amortization of VOBA was $71.0 million and $68.7 million at December 31, 2014 and 2013, respectively. The accumulated amortization of other intangible assets was $48.4 million and $42.6 million at December 31, 2014 and 2013, respectively. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion on the amortization policies for VOBA and other intangible assets.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for each of the next five years:

(In millions)	Amount

2015	$7.6
2016	6.1
2017	4.6
2018	4.3
2019	4.1

13.	LIABILITY FOR UNPAID CLAIMS, CLAIM ADJUSTMENT EXPENSES AND OTHER POLICYHOLDER FUNDS

The liability for unpaid claims, claim adjustment expenses and other policyholder funds includes liabilities for insurance offered on products such as group long term and short term disability, individual disability, group dental and group vision, and group AD&D. The liability for unpaid claims and claim adjustment expenses is established when a claim is incurred or is estimated to have been incurred but not yet reported to the Company and, as prescribed by GAAP, equals the Company’s best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. This liability is included in future policy benefits and claims on the consolidated balance sheets.

The following table sets forth the change in the liability for unpaid claims and claim adjustment expenses:

	Years ended
	December 31,

(In millions)	2014	2013	2012

Net balance at beginning of the year:
Balance at beginning of the year, gross of reinsurance	$4,021.9	$4,005.9	$3,857.0
Less: reinsurance recoverable	(139.9)	(128.6)	(117.3)

Net balance at beginning of the year	3,882.0	3,877.3	3,739.7

Incurred related to:
Current year	1,033.1	1,081.7	1,140.3
Prior year’s interest	172.3	180.3	181.2
Prior years	(117.4)	(133.2)	(79.8)

Total incurred	1,088.0	1,128.8	1,241.7

Paid related to:
Current year	(322.2)	(345.9)	(354.8)
Prior year	(780.9)	(778.2)	(749.3)

Total paid	(1,103.1)	(1,124.1)	(1,104.1)

Net balance at end of the year	3,866.9	3,882.0	3,877.3
Plus: reinsurance recoverable	154.8	139.9	128.6

Balance at end of the year, gross of reinsurance	$4,021.7	$4,021.9	$4,005.9

Classified as future policy benefits and claims, but excluded from the table above are amounts recorded for group and individual life reserves, group and individual annuity reserves, and individual disability active life reserves.

2014 ANNUAL REPORT            103

Part II

The following table sets forth the reconciliation of amounts above to future policy benefits and claims as presented on the consolidated balance sheets:

	Years ended
	December 31,

(In millions)	2014	2013	2012

Future policy benefits and claims	$5,832.3	$5,846.9	$5,843.2
Less: Group life reserves	(727.7)	(751.7)	(765.3)
Less: Individual life reserves	(596.3)	(603.6)	(600.9)
Less: Group and individual annuity reserves	(219.9)	(220.0)	(237.4)
Less: Individual disability active life reserves	(266.7)	(249.7)	(233.7)

Liability for unpaid claims and claim adjustment expenses	$4,021.7	$4,021.9	$4,005.9

The majority of the net liability balances are related to long term disability insurance claims on which interest earned on assets backing the reserves is a key component of reserving and pricing. The year to year development of incurred claims related to prior years is therefore broken out into an interest portion and remaining incurred portion.

The changes in amounts incurred related to prior years are not the result of a significant change in an underlying assumption or method used to determine the estimate. Instead the Company expects these amounts to change over time as a result of the growth in the size of the Company’s in-force insurance business and the actual claims experience with respect to that business during the time periods captured for claims with an incurred date in years prior to the year of valuation. Interest is also a key component in the year to year development of the reserves and therefore the positive changes in amounts incurred related to prior years should not be taken as an indicator of the adequacy or inadequacy of the reserves held. In each of the years captured, there was a decrease in incurred amounts associated with prior years after the effect of interest is taken into account, indicating that claim experience was favorable compared to the assumptions used to establish the associated reserves. Significant changes to assumptions regarding unpaid claims and claims adjustment expenses for prior periods in the group long term disability insurance reserves were not made in 2014, 2013 and 2012 primarily due to the long-term nature of this product and the materiality of other factors including the potential impact of the economic uncertainty in 2014, 2013 and 2012. The Company carefully monitors trends in reserve assumptions and when these trends become credible and are expected to persist, the Company incorporates these factors into its reserves to ensure best estimates are established.

The following table sets forth the composition of other policyholder funds:

	Years ended
	December 31,

(In millions)	2014	2013

Retirement plan stable asset funds	$2,104.4	$1,954.1
Individual fixed-rate annuity funds	2,383.6	2,541.7
Investment only stable asset funds	610.9	326.1
Indexed annuity funds	504.0	440.8
Other	934.9	788.9

Total other policyholder funds	$6,537.8	$6,051.6

The primary components of other policyholder funds are retirement plan stable asset funds for which the Company provides recordkeeping services, individual fixed-rate annuity funds, investment only stable asset funds and indexed annuity funds. The remaining balance is comprised primarily of premiums on deposits, advanced premiums and experience-related liabilities.

14.	REINSURANCE

In order to limit its losses from large claim exposures, the Company enters into reinsurance agreements with other insurance companies. The Company reviews its retention limits based on size and experience. The maximum retention limit per individual for group life and AD&D is $750,000. The Company’s maximum retention limit for group disability insurance is $15,000 of monthly benefit per individual. The Company’s maximum retention limit for individual disability insurance is $7,500 of monthly benefit per individual.

Standard maintains a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2014, the agreement provided for 26.1% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

            104            STANCORP FINANCIAL GROUP, INC.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2014, was $241.1 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for approximately 3% of the Standard’s total premiums for each of the three years 2014, 2013 and 2012. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

Effective September 30, 2014, StanCap Insurance Company entered into a reinsurance agreement with Standard to reinsure Standard’s group life and AD&D business. This reinsurance agreement between StanCap Insurance Company and Standard replaced the yearly renewable term group life reinsurance agreement with Canada Life Assurance Company, which was terminated effective September 30, 2014. The intercompany transactions between Standard and StanCap Insurance Company are eliminated in consolidation.

The Company also maintains reinsurance coverage for certain catastrophe losses related to group life and AD&D with partial coverage of nuclear, biological and chemical acts of terrorism and is part of a catastrophe reinsurance pool with other insurance companies.

This pool spreads catastrophe losses from group life and AD&D over 18 participating members. The annual fee paid by the Company to participate in the pool was less than $30,000 for 2014. As a member of the pool, the Company is exposed to maximum potential losses experienced by other participating members of up to $104.6 million for a single event for losses submitted by a single company and a maximum of $261.5 million for a single event for losses submitted by multiple companies. The Company’s percentage share of losses experienced by pool members will change over time as it is a function of the Company’s group life and AD&D in-force relative to the total group life and AD&D in-force for all pool participants. The catastrophe reinsurance pool does not exclude war or nuclear, biological and chemical acts of terrorism. Through a combination of reinsurance and its participation in the catastrophe reinsurance pool, the Company has coverage of up to $484.7 million per catastrophic event. In February 2015, the Company was notified of the termination of the catastrophe reinsurance pool effective June 2015. The Company is exploring its options in the market for catastrophe reinsurance coverage.

The Terrorism Risk Insurance Act of 2002 (“TRIA”), which has been extended through 2020, provides for federal government assistance to property and casualty insurers in the event of material losses due to terrorist acts on behalf of a foreign person or foreign interest. Due to the concentration of risk present in group life insurance and the fact that group life insurance is not covered under TRIA, an occurrence of a significant catastrophe or a change in the on-going nature and availability of reinsurance and catastrophe reinsurance could have a material adverse effect on the Company.

The following table sets forth reinsurance information:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies		Net Amount	Percentage of Amount Assumed to Net

2014:
Life insurance in-force	$306,566.0	$6,239.8		$51.5	$300,377.7	--- %
Premiums:
Life insurance and annuities	$854.6	$46.3	$	---	$808.3	---
Accident and health insurance	1,231.5	80.2		92.8	1,244.1	7.5

Total premiums	$2,086.1	$126.5		$92.8	$2,052.4	4.5

2013:
Life insurance in-force	$321,881.7	$5,966.8		$57.7	$315,972.6	--- %
Premiums:
Life insurance and annuities	$898.5	$48.5	$	---	$850.0	---
Accident and health insurance	1,258.6	81.0		96.7	1,274.3	7.6

Total premiums	$2,157.1	$129.5		$96.7	$2,124.3	4.6

2012:
Life insurance in-force	$346,814.5	$7,233.1		$65.1	$339,646.5	--- %
Premiums:
Life insurance and annuities	$937.9	$51.0	$	---	$886.9	---
Accident and health insurance	1,263.3	83.7		97.4	1,277.0	7.6

Total premiums	$2,201.2	$134.7		$97.4	$2,163.9	4.5

2014 ANNUAL REPORT            105

Part II

Recoveries recognized under reinsurance agreements were $92.8 million, $79.8 million and $74.0 million for 2014, 2013 and 2012, respectively. Amounts recoverable from reinsurers were $994.2 million and $988.1 million at December 31, 2014 and 2013, respectively. Of these amounts, $781.4 million and $791.0 million for 2014 and 2013, respectively, were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. Effective February 1, 2015, Protective Life was acquired by The Dai-ichi Life Insurance Company, Limited (“Dai-ichi Life”) and is a wholly-owned subsidiary of Dai-ichi Life. ”See “Note 15—Reinsurance of Blocks of Business.”

15.	REINSURANCE OF BLOCKS OF BUSINESS

Effective October 1, 2000, Standard assumed, through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2014, was $562.3 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The national marketing agreement is renewed annually.

Effective January 1, 2001, Standard ceded to Protective Life, through a reinsurance agreement, Standard’s individual life insurance product line. Standard received a ceding commission of approximately $90 million and transferred to Protective Life approximately $790 million in assets and corresponding statutory liabilities. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. Therefore, the liabilities remain on Standard’s consolidated balance sheets, and an equal amount is recorded as a recoverable from the reinsurer. In accordance with the agreement, Protective Life established a trust for the benefit of Standard with assets in the trust required to be equal to Standard’s reinsurance receivable from Protective Life. The Company evaluates the collectability of the amounts recoverable from reinsurers by monitoring the value of assets held in trust and the credit quality of Protective Life. Effective February 1, 2015, Protective Life was acquired by Dai-ichi Life and is a wholly-owned subsidiary of Dai-ichi Life. The amount of assets required to be maintained in the trust is determined quarterly.

Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2014, was $190.1 million. Approximately $60.0 million in VOBA was recorded related to the reinsurance agreement.

            106            STANCORP FINANCIAL GROUP, INC.

16.	INSURANCE INFORMATION

The following table sets forth insurance information:

(In millions)	DAC, Net(1)	Future Policy Benefits and Claims	Other Policyholder Funds	Premium Revenues	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of DAC	Other Operating Expenses(2)

2014:
Employee Benefits	$25.7	$3,936.9	$302.8	$1,842.8	$247.4	$1,434.0	$21.9	$470.9
Individual Disability	228.8	1,675.5	196.9	199.1	52.1	130.0	24.0	68.5

Total Insurance
Services	254.5	5,612.4	499.7	2,041.9	299.5	1,564.0	45.9	539.4
Asset Management	82.4	219.9	6,038.1	10.5	283.3	182.8	21.4	166.5

Total	$336.9	$5,832.3	$6,537.8	$2,052.4	$582.8	$1,746.8	$67.3	$705.9

2013:
Employee Benefits	$24.2	$3,995.9	$315.3	$1,926.9	$267.8	$1,520.2	$22.6	$473.2
Individual Disability	214.8	1,631.1	198.9	190.5	52.8	121.8	22.6	65.7

Total Insurance
Services	239.0	5,627.0	514.2	2,117.4	320.6	1,642.0	45.2	538.9
Asset Management	80.1	219.9	5,537.4	6.9	293.2	189.8	17.7	155.9

Total	$319.1	$5,846.9	$6,051.6	$2,124.3	$613.8	$1,831.8	$62.9	$694.8

2012:
Employee Benefits	$24.6	$4,025.6	$353.5	$1,980.6	$286.0	$1,661.3	$23.9	$489.2
Individual Disability	199.3	1,580.2	203.5	176.6	53.7	116.2	21.9	64.3

Total Insurance
Services	223.9	5,605.8	557.0	2,157.2	339.7	1,777.5	45.8	553.5
Asset Management	61.0	237.4	4,974.1	6.7	278.6	186.8	15.8	153.3

Total	$284.9	$5,843.2	$5,531.1	$2,163.9	$618.3	$1,964.3	$61.6	$706.8

(1)	See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” And “Note 12—DAC, VOBA and Other Intangible Assets.”
(2)	Other operating expenses include operating expenses, commissions and bonuses, premium taxes, interest expense and the net increase in DAC, VOBA and other intangible assets.

17.	REGULATORY MATTERS

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Principles set forth in publications of the National Association of Insurance Commissioners (“NAIC”). Standard and the Standard Life Insurance Company of New York did not use any prescribed or permitted statutory accounting practices that are different than the statutory accounting practices promulgated by the NAIC for the years ended 2014, 2013 or 2012.

Statutory accounting practices differ in some respects from GAAP. The principal statutory accounting practices that differ from GAAP are:

•	Bonds and commercial mortgage loans are reported principally at amortized cost and adjusted carrying value, respectively.
•	Asset valuation and the interest maintenance reserves are provided as prescribed by the NAIC.
•	Certain assets designated as non-admitted, principally deferred tax assets, furniture, equipment, and unsecured receivables are not recognized as assets, resulting in a charge to statutory surplus.
•	Annuity considerations with life contingencies, or purchase rate guarantees, are recognized as revenue when received.
•	Reserves for life and disability policies and contracts are reported net of ceded reinsurance and calculated based on statutory requirements, including required discount rates.
•	Commissions, including initial commissions and expense allowance paid for reinsurance assumed, and other policy acquisition expenses are expensed as incurred.
•	Initial commissions and expense allowance received for a block of reinsurance ceded net of taxes are reported as deferred gains in surplus and recognized as income in subsequent periods.

2014 ANNUAL REPORT            107

Part II

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

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors and by Oregon law, which limits Standard’s dividend payments and other distributions to the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory dividend limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. As of December 31, 2014, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $208.5 million and capital and surplus was $1.15 billion. Based upon Standard’s results for 2014, the amount of ordinary dividends and other distributions available in 2015, without additional approval from the Oregon Insurance Division is $208.5 million. As of December 31, 2013, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $195.1 million and capital and surplus was $1.29 billion. Based upon Standard’s results for 2013, the amount of ordinary dividends and other distributions available in 2014, without additional approval from the Oregon Insurance Division was $195.1 million.

During 2014 and 2013, Standard made distributions to StanCorp totaling $390.0 million and $130.0 million, respectively. The 2014 distributions included a $240 million extraordinary distribution that was used to capitalize StanCap Insurance Company. Effective September 30, 2014, StanCap Insurance Company entered into a reinsurance agreement with Standard to reinsure Standard’s group life and AD&D business. This reinsurance agreement between StanCap Insurance Company and Standard replaced the yearly renewable term group life reinsurance agreement with Canada Life Assurance Company, which was terminated effective September 30, 2014. As a result of the extraordinary distribution in 2014, future dividends will require approval from the Oregon Insurance Division through September 2015 and will be considered extraordinary.

State insurance departments require insurance enterprises to adhere to minimum Risk-based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2014 and 2013, the insurance subsidiaries’ capital and surplus levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The Authorized Control Level RBC was $149.6 million and $186.6 million at December 31, 2014 and 2013, respectively. At December 31, 2014, the capital and surplus of the Company’s insurance subsidiaries was approximately 445% of the Company Action Level RBC required by regulators, which was approximately 890% of the Authorized Control Level RBC required by the Company’s states of domicile. At December 31, 2013, the capital of the Company’s insurance subsidiaries was approximately 398% of the Company Action Level RBC required by regulators, which was approximately 796% of the Authorized Control Level RBC required by the Company’s states of domicile.

            108            STANCORP FINANCIAL GROUP, INC.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP equity:

	December 31,

(In millions)	2014	2013

Statutory capital and surplus	$1,228.4	$1,359.0

Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	276.0	325.8
DAC, VOBA and other intangible assets	365.7	351.6
Deferred tax liabilities	(245.6)	(265.3)
Asset valuation reserve	106.2	127.5
Valuation of investments	259.6	236.4
Interest maintenance reserve	28.5	25.5
Equity of StanCorp and its non-insurance subsidiaries	277.5	116.1
Non-admitted assets	166.3	178.2
Pension and postretirement benefit plans	(11.3)	(6.6)
Capital lease obligations	(2.1)	(3.4)
Surplus note	(250.0)	(250.0)
Other, net	(27.4)	(42.0)

GAAP equity	$2,171.8	$2,152.8

The following table reconciles statutory net income based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP net income:

	Years ended December 31,

(In millions)	2014	2013	2012

Statutory net income	$213.4	$198.5	$131.5

Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	(24.3)	11.0	26.4
DAC and VOBA, net of amortization	9.2	9.4	5.5
Deferred income taxes	(5.7)	(13.5)	(22.4)
Current income taxes	9.6	9.6	17.2
Earnings of StanCorp and its non-insurance subsidiaries	8.9	(8.9)	(23.8)
Deferred capital gains (interest maintenance reserve)	3.0	0.7	5.0
Pension and postretirement benefit plans	(2.6)	17.6	(1.7)
Share based compensation	---	(3.6)	(5.4)
Investments	7.9	8.5	5.8
Other, net	(0.1)	(0.8)	0.4

GAAP net income	$219.3	$228.5	$138.5

18.	LONG-TERM DEBT

On August 10, 2012, the Company issued $250 million of 5.00%, 10-year senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is payable semi-annually on February 15 and August 15.

The Company has $252.9 million of 6.90%, junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067 and is non-callable prior to June 1, 2017. In the first quarter of 2014, the Company repurchased $47.1 million in principal amount of Subordinated Debt. The remaining principal amount of the Subordinated Debt is payable at final maturity. Interest is payable semi-annually on June 1 and December 1 for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. StanCorp is currently not deferring interest on the Subordinated Debt.

2014 ANNUAL REPORT            109

Part II

The following table sets forth the Company’s long-term debt:

	December 31,

(In millions)	2014	2013

Long-term debt:
Senior notes	$250.0	$250.0
Subordinated debt	252.9	300.0
Other long-term borrowings	1.0	1.9

Total long-term debt	$503.9	$551.9

19.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2014. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, the Company is subject to two financial covenants, which are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At December 31, 2014, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Operating Lease Commitments

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2023. Most of these leases have renewal options for periods ranging from one to ten years.

The following table sets forth future minimum payments under the leases:

(In millions)
2015	$9.2
2016	8.8
2017	8.3
2018	3.9
2019	1.9
Thereafter	1.3

Total rent expense was $13.3 million, $13.7 million and $15.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table sets forth the minimum future rental receivables on non-cancelable leases of retail and office space with initial terms of one year or more:

(In millions)

2015	$7.3
2016	5.3
2017	2.6
2018	2.0
2019	1.4
Thereafter	4.9

            110            STANCORP FINANCIAL GROUP, INC.

Other Financing Obligations

The Company’s financing obligations include long-term debt and capital lease payment obligations as well as commitments to fund commercial mortgage loans.

The Company’s debt obligations consisted primarily of the $250 million of 5.00% Senior Notes and the $252.9 million of 6.90% Subordinated Debt. See “Note 18—Long-Term Debt” for additional information.

At December 31, 2014, the Company had $62.6 million of commitments to fund tax-advantaged investment partnerships. The commitments are recorded as other liabilities on the Company’s consolidated balance sheets with a corresponding recognition to other invested assets.

At December 31, 2014, the Company had $139.0 million outstanding under funding agreements with the FHLB of Seattle, with fixed interest rates ranging from 0.38% to 3.79% that mature in 1 to 15 years. The funding agreements with the FHLB of Seattle are recorded as other policyholder funds on the Company’s consolidated balance sheets. The FHLB of Des Moines and the FHLB of Seattle have announced that they have entered into a definitive agreement to merge the two banks. The merger agreement has been unanimously approved by the boards of directors of both banks and by the FHFA. The potential merger must be approved by the members of both banks through a voting process that is expected to take place in the first half of 2015. The Company does not expect the merger to have a material effect on our business, financial position, results of operations or cash flows.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2014, the Company had outstanding commitments to fund commercial mortgage loans totaling $134.8 million, with fixed interest rates ranging from 4.00% to 6.00%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Net Unrealized Gains (Losses) on Fixed Maturity Securities Available-for-Sale	Employee Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)

Balance, January 1, 2013	$383.0	$(73.7)	$309.3

Other comprehensive (loss) income, net of tax before reclassification adjustment(1)	(205.3)	41.2	(164.1)
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(4.5)	(6.0)	(10.5)

Net other comprehensive (loss) income, net of tax	(209.8)	35.2	(174.6)

Balance, December 31, 2013	173.2	(38.5)	134.7

Other comprehensive income (loss), net of tax before reclassification adjustment(3)	50.3	(70.4)	(20.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(4)	(2.0)	1.7	(0.3)

Net other comprehensive income (loss), net of tax	48.3	(68.7)	(20.4)

Balance, December 31, 2014	$221.5	$(107.2)	$114.3

(1)	Net of tax benefit of $111.1 million for net unrealized losses on fixed maturity securities and net of tax expense of $22.2 million for employee benefits.
(2)	Net of tax benefits of $3.1 million for net unrealized gains on fixed maturity securities and $3.2 million for employee benefits, respectively.
(3)	Net of tax expense of $24.6 million for net unrealized gains on fixed maturity securities and net of tax benefit of $37.9 million for employee benefits.
(4)	Net of tax benefit of $1.1 million for net unrealized gains on fixed maturity securities and net of tax expense of $0.9 million for employee benefits.

2014 ANNUAL REPORT            111

Part II

21.	SEVERANCE, TRANSITION COSTS AND LEASE TERMINATIONS

During 2013, the Company implemented expense management initiatives to offset the negative effects of the continued low interest rate environment and lower Employee Benefits premiums compared to prior periods. In addition to severance, transition costs and lease terminations, the Company incurred $2.3 million in other project initiatives in 2013.

The following tables set forth expenses incurred related to the expense management initiatives:

	Year ended December 31, 2014
(In millions)	Beginning Accrued Liability	Charged to Expense, Net	Expenditures		Ending Accrued Liability
Severance	$0.2	$(0.2)	$	---	$	---

Total severance	$0.2	$(0.2)	$	---	$	---

	Year ended December 31, 2013
(In millions)	Beginning Accrued Liability(1)	Charged to Expense, Net	Expenditures		Ending Accrued Liability

Severance	$0.1	$2.9		$2.8		$0.2
Transition costs	---	1.3		1.3		---
Lease terminations	0.3	---		0.3		---

Total severance, transition costs and lease terminations	$0.4	$4.2		$4.4		$0.2

(1)	Amounts relate to restructuring charges implemented by the Company during 2011.

22.	SUBSEQUENT EVENTS

In January 2015, StanCorp reached an agreement to sell certain assets of its private client wealth management business within StanCorp Investment Advisers to a third party. StanCorp expects the sale to be completed during the first half of 2015. StanCorp Investment Advisers will remain a wholly-owned subsidiary of StanCorp and will continue to provide performance analysis, fund selection support, model portfolios and investment management services to its retirement plan clients and subsidiaries of StanCorp. The assets under administration associated with the private client wealth management business totaled $884.4 million at December 31, 2014, which represents 3.3% of the Company’s total assets under administration. As a result of this sale, the Company does not expect a material gain or loss, nor a material impact to net income.

            112            STANCORP FINANCIAL GROUP, INC.

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter:

	2014
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$515.8	$507.3	$519.2	$510.1
Administrative fees	33.8	32.8	32.6	31.6
Net investment income	153.4	147.1	149.8	150.6
Net capital losses	(7.2)	(5.2)	(0.5)	(1.1)

Total revenues	695.8	682.0	701.1	691.2
Benefits to policyholders	394.1	360.8	426.2	401.1
Net income	56.2	71.1	41.9	50.1

Net income per common share:
Basic	$1.33	$1.66	$0.97	$1.14
Diluted	1.32	1.65	0.96	1.13

	2013
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$528.6	$524.4	$535.1	$536.2
Administrative fees	32.0	30.5	30.4	28.7
Net investment income	160.8	155.8	154.1	159.2
Net capital losses	(2.8)	(8.7)	(2.6)	(1.6)

Total revenues	718.6	702.0	717.0	722.5
Benefits to policyholders	394.5	395.0	424.1	441.8
Net income	65.0	59.0	57.7	46.8

Net income per common share:
Basic	$1.48	$1.33	$1.30	$1.05
Diluted	1.46	1.32	1.30	1.05

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. (the “Company”) has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2014, and designed to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

2014 ANNUAL REPORT            113

Part II

United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Company management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

            114            STANCORP FINANCIAL GROUP, INC.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the internal control over financial reporting of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Portland, Oregon February 26, 2015

2014 ANNUAL REPORT            115

Part II

Item 9B.	Other Information

On December 11, 2014, the Company’s Deferred Compensation Plan For Senior Officers was amended to reflect a change in the timing of deposits of employer’s matching contributions. The fourth amendment is attached hereto and filed herewith as Exhibit 10.24.

On February 23, 2015, the Organization & Compensation Committee of the Board of Directors approved a revised form of long-term incentive award agreement for senior executives to be effective for performance years 2015-2017. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.19.

            116            STANCORP FINANCIAL GROUP, INC.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 relating to directors of StanCorp Financial Group, Inc. (the “Company”) is set forth under the caption “Election of Directors” in the Company’s 2015 Definitive Proxy Statement to be filed by the Company with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014 (the “Proxy Statement”), herein incorporated by reference.

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

AUDIT COMMITTEE

StanCorp has a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. Information regarding the members of the Audit Committee is reported under the caption “Corporate Governance—Board of Directors and Committee Meetings, Membership, Attendance, Independence and Other Board Matters” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

Information required by Item 10 regarding the Audit Committee Financial Expert is reported under the caption “Corporate Governance—Board of Directors and Committee Meetings, Membership, Attendance, Independence and Other Board Matters” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 11.	Executive Compensation

Information required by Item 11 regarding executive compensation and related matters is reported under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Report of the Organization & Compensation Committee” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 regarding security ownership of certain beneficial owners and management is reported under the caption “Security Ownership of Certain Beneficial Owners” and “Share Ownership of Directors and Officers” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

EQUITY COMPENSATION PLAN

The Company has two active equity compensation plans, both of which have been approved by shareholders. These are the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”).

The following table sets forth the shares to be issued subject to outstanding options and the shares otherwise available for issue under these plans as of December 31, 2014:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,846,975	$45.31	4,073,349
Equity compensation plans not approved by security holders	---	---	---

2014 ANNUAL REPORT            117

Part III

As of December 31, 2014, there were 1,378,369 shares available for issuance under the ESPP and there were 2,694,980 shares available to be issued as options or stock awards under the 2002 Plan. Of the shares available for issuance under the 2002 Plan, 1,059,828 shares are available for issuance as stock award grants. Shares issuable under performance share awards and restricted stock unit awards are not included in calculating the weighted-average price of outstanding options, warrants and rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 regarding certain relationships and related transactions, and director independence is reported under the captions “Corporate Governance—Director Independence” and “Transactions with Related Parties” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 regarding principal accounting fees and services is reported under the caption “Proposal 2—Ratify the Appointment of the Independent Registered Public Accounting Firm” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

            118            STANCORP FINANCIAL GROUP, INC.

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

3.	Exhibits Index

The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

2014 ANNUAL REPORT            119

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on February 26, 2015.

STANCORP FINANCIAL GROUP, INC.

By:	/S/ J. GREG NESS
J. Greg Ness
Chairman, President and Chief Executive Officer
Date:	February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. GREG NESS J. Greg Ness	Chairman, President and Chief Executive Officer (Principal Executive Officer), Director	February 26, 2015

/s/ FLOYD F. CHADEE Floyd F. Chadee	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/s/ ROBERT M. ERICKSON Robert M. Erickson	Vice President, Controller and Treasurer (Principal Accounting Officer)	February 26, 2015

* Virginia L. Anderson	Director	February 23, 2015

* Frederick W. Buckman	Director	February 23, 2015

* Ranjana B. Clark	Director	February 23, 2015

* Timothy A. Holt	Director	February 24, 2015

* Debora D. Horvath	Director	February 23, 2015

* Duane C. McDougall	Director	February 24, 2015

* Kevin M. Murai	Director	February 24, 2015

* Eric E. Parsons	Director	February 24, 2015

* Mary F. Sammons	Director	February 23, 2015

* E. Kay Stepp	Director	February 23, 2015

*By:	/S/ FLOYD F. CHADEE
Floyd F. Chadee, as Attorney-in-fact
Date:	February 26, 2015

            120            STANCORP FINANCIAL GROUP, INC.

EXHIBIT INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 to Registrant’s Form 10-Q filed on August 6, 2014 and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc., as Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-Q filed on November 5, 2014 and incorporated herein by this reference

4.1	Amended and Restated Rights Agreement	Filed as Exhibit 4.1 to Registrant’s Form 10-Q filed on August 3, 2011 (exhibits to this Agreement filed as Exhibit 4.1 to Registrants Form 10-Q filed on November 2, 2011 and incorporated herein by this reference)

4.2	Underwriting Agreement dated August 3, 2012 between StanCorp Financial Group, Inc. and the several underwriters named therein, for whom Barclays Capital Inc.; Goldman, Sachs & Co.; and J.P. Morgan Securities LLC act as representatives.	Filed as Exhibit 1.1 to Registrant’s Form 8-K filed on August 8, 2012 and incorporated herein by this reference

4.3	Second Supplemental Indenture dated August 10, 2012 between StanCorp Financial Group, Inc. and U.S. Bank National Association (including form of 5.00% Senior Note due 2022).	Filed as Exhibit 4.1 to Registrant’s Form 8-K filed on August 10, 2012 and incorporated herein by this reference

4.4	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association	Filed as Exhibit 4.1 to Registrant’s Form 8-K/A filed on May 30, 2007 and incorporated herein by this reference

10.1*	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 to Registrant’s Form 10-Q filed on August 14, 2000 and incorporated herein by this reference

10.2*	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed as Exhibit 10.3 to Registrant’s Form 10-K filed on March 10, 2005 and incorporated herein by this reference

10.3*	1999 Employee Share Purchase Plan, as Amended	Filed as Exhibit 10.3 to Registrant’s Form 10-K filed on February 26, 2013 and incorporated herein by this reference

10.4*	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement	Filed as Exhibit 10.3 to Registrant’s Form 10-Q filed on May 8, 2008 and incorporated herein by this reference

10.5*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement	Filed as Exhibit 10.6 to Registrant’s Form 10-K filed on February 27, 2008 and incorporated herein by this reference

2014 ANNUAL REPORT            121

Number	Name	Method of Filing

10.6*	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on May 15, 2013 and incorporated herein by this reference

10.7*	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers	Filed as Exhibit 10.7 to Registrant’s Form 10-K filed on February 26, 2014 and incorporated herein by this reference

10.8*	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors	Filed as Exhibit 10.4 to Registrant’s Form 10-Q filed on May 8, 2008 and incorporated herein by this reference

10.9*	StanCorp Financial Group, Inc. Short-Term Incentive Plan	Filed as Exhibit 10.2 to Registrant’s Form 10-Q filed on August 8, 2012 and incorporated herein by this reference

10.10*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement	Filed as Exhibit 10.15 to Registrant’s Form 10-K filed on February 27, 2008 and incorporated herein by this reference

10.11*	Form of Executive Officer and Director Indemnity Agreement	Filed as Exhibit 10.25 to Registrant’s Form 10-Q filed on August 9, 2005 and incorporated herein by this reference

10.12*	Form of Change of Control Agreement, As Amended	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on December 15, 2010 and incorporated herein by this reference

10.13	Credit Agreement Dated as of June 22, 2012 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on June 22, 2012 and incorporated herein by this reference

10.14	Amendment No. 1 to Credit Agreement Dated as of June 18, 2013 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on June 19, 2013 and incorporated herein by this reference

10.15	Amendment No. 2 to Credit Agreement Dated as of June 12, 2014 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on June 16, 2014 and incorporated herein by this reference

10.16*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2012-2014 Performance Period)	Filed as Exhibit 10.15 to Registrant’s Form 10-Q filed on May 9, 2012 and incorporated herein by this reference

            122            STANCORP FINANCIAL GROUP, INC.

Number	Name	Method of Filing

10.17*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2013-2015 Performance Period)	Filed as Exhibit 10.17 to Registrant’s Form 10-K filed on February 26, 2013 and incorporated herein by this reference

10.18*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2014-2016 Performance Period)	Filed as Exhibit 10.17 to Registrant’s Form 10-K filed on February 26, 2014 and incorporated herein by this reference

10.19*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2015-2017 Performance Period)	Filed herewith

10.20*	Form of StanCorp Financial Group, Inc. Restricted Stock Unit Award Agreement	Filed as Exhibit 10.20 to Registrant’s Form 10-K filed on February 26, 2014 and incorporated herein by this reference

10.21*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment	Filed as Exhibit 10.1 to Registrant’s Form 10-Q filed on November 4, 2008 and incorporated herein by this reference

10.22*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—Second Amendment	Filed as Exhibit 10.21 to Registrant’s Form 10-K filed on February 26, 2014 and incorporated herein by this reference

10.23*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—Third Amendment	Filed as Exhibit 10.22 to Registrant’s Form 10-K filed on February 26, 2014 and incorporated herein by this reference

10.24*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—Fourth Amendment	Filed herewith

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

2014 ANNUAL REPORT            123

Number	Name	Method of Filing

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates management contract or compensatory plan or arrangement

            124            STANCORP FINANCIAL GROUP, INC.